Form 10-K
period 1993-12-31
FIRST HAWAIIAN INC
filed 1994-03-31
CIK 36377

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------
                                   FORM 10-K
         (Mark One)
          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1993
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the
                 transition period from   . . . . . . . . . . . . . . . . .
                 to   . . . . . . . . . . . . . . . . .

                         Commission file number 0-7949
                            ---------------------
                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      99-0156159
             (State of incorporation)                        (I.R.S. Employer
                                                             Identification No.)
       1132 BISHOP STREET, HONOLULU, HAWAII                       96813
     (Address of principal executive offices)                   (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (808) 525-7000
                            ----------------------
             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                       Name of each exchange on
        Title of each class                                 which registered
        -------------------                            ------------------------
               None                                         Not Applicable

              SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                            Common Stock, $5.00 Par Value
                                  (Title of class)
                               -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   [X]           No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 22, 1994 was $486,635,000.

 The number of shares outstanding of each of the registrant's classes of common stock as of February 22, 1994 was:

             Title of Class                      Number of Shares Outstanding
          --------------------                  ------------------------------
          Common Stock, $5.00 Par Value             32,411,797 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                Portions of the following documents are incorporated
                        by reference in this Form 10-K:

                DOCUMENTS                                  FORM 10-K REFERENCE
        First Hawaiian, Inc. Annual Report 1993               Parts I and II
        First Hawaiian, Inc. Proxy Statement dated
           March 1, 1994 for the Annual Meeting
           of Stockholders                                       Part III


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                             INDEX

                                             PART I

                                                                                                     PAGE
                                                                                                     ----
Item 1.      Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

Item 2.      Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .       15



                                               PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .       16

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16



                                               PART III

Item 10.     Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . .       17

Item 11.     Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

Item 12.     Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . .       18

Item 13.     Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . .       18



                                               PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

                                     PART I

ITEM 1.   BUSINESS

FIRST HAWAIIAN, INC. -

First Hawaiian, Inc. (the "Corporation"), a Delaware corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and a registered savings and loan holding company under section 10 of the Homeowner's Loan Act, as amended. The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in First Hawaiian Bank (the "Bank"), a State of Hawaii chartered bank; First Hawaiian Creditcorp, Inc. ("Creditcorp") and First Hawaiian Leasing, Inc. ("FHL"), each a financial services loan company; and Pioneer Federal Savings Bank ("Pioneer"), a federally chartered savings bank. The Bank, Creditcorp, FHL and Pioneer are wholly-owned subsidiaries of the Corporation. At December 31, 1993, the Corporation had consolidated total assets of $7.3 billion, total deposits of $5.2 billion and total stockholders' equity of $608.4 million.

Based on assets as of June 30, 1993, the Corporation was the 76th largest bank holding company in the United States as reported in the American Banker.

FIRST HAWAIIAN BANK -

The Bank, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu. After several corporate mergers and other changes, the Bank is now a state-chartered bank. The Bank is not a member of the Federal Reserve System. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

The Bank is a full-service bank conducting a general commercial and consumer banking business and offering trust services. Its banking activities include receiving transaction, savings and time deposits for personal and commercial accounts; making commercial, agricultural, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler's checks, bank money orders, mutual funds and annuities; issuing letters of credit; handling domestic and foreign collections; providing safe deposit and night depository facilities; lease financing; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

As of December 31, 1993, the Bank had total deposits of $4.5 billion and total assets of $6.1 billion, making it the second largest bank in Hawaii.

    Domestic Services -
The domestic operations of the Bank are carried out through its main banking office located in Honolulu, Hawaii and 58 other banking offices located throughout the State of Hawaii. Fifty-one of the offices are equipped with automatic teller machines which provide 24-hour service to customers wishing to make withdrawals from and deposits to their personal checking accounts, to transfer funds between checking and savings accounts, to make balance inquiries, to obtain interim bank statements, and to make utility and loan payments. Ten nonbranch locations provide balance inquiry and withdrawal transaction services only. The Bank is a member of the CIRRUS(R)/MasterCard(R) and Plus(R)/VISA(R) automatic teller machine networks, providing its customers with access to their funds nationwide and in selected foreign countries.

    Lending Activities -
The Bank engages in a broad range of lending activities, including making real estate, commercial and consumer loans and leases. At December 31, 1993, the Bank's loans totalled $4.0 billion, representing 66.2% of total assets. At that date, 53.0% of the loans were residential and commercial real estate loans, 31.1% were commercial loans, 12.2% were consumer loans and 3.7% were leases.

Real Estate Lending--Residential. The Bank makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance or improve residential real property. The loans are secured by mortgage liens on the related property substantially all of which is located in Hawaii. At December 31, 1993, approximately 56% of the Bank's total real estate loans were collateralized by single-family and multi-family residences.

Real Estate Lending--Commercial. In the commercial real estate area, the Bank provides construction and permanent financing for a variety of commercial developments, such as hotels, warehouses and small retail centers. In order to diversify its portfolio, the Bank also selectively participates as a lender in developments on the mainland United States, primarily on the west coast. At December 31, 1993, approximately 44% of the Bank's total real estate loans were collateralized by construction and commercial properties.

Commercial Lending. The Bank is a major lender to primarily small- and medium-sized businesses (including local subsidiaries and operations of foreign companies) in Hawaii and Hawaii companies doing business overseas with particular emphasis on those companies in the Asia-Pacific region.

Consumer Lending. The Bank offers many types of loans and credits to consumers. The Bank provides lines of credit, uncollateralized or collateralized, and provides various types of personal and automobile loans. The Bank also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. The Bank's Dealer Center is the largest commercial bank automobile lender in the State of Hawaii. The Bank is the largest issuer of MasterCard(R) credit cards and the second largest issuer of VISA(R) credit cards in Hawaii.

    International Banking Services -
The Bank maintains an International Banking Division which provides international banking products and services through the Bank's branch system, international banking headquarters in Honolulu, a Grand Cayman branch, two Guam branches and a representative office in Tokyo, Japan. The Bank maintains a network of correspondent banking relationships throughout the world.

The Bank's international banking activities are primarily trade-related and are concentrated in the Asia-Pacific area. The Bank has no loans to lesser developed countries.

    Trust Services -
The Bank's Asset Management Division offers a full range of trust and investment management services. The Division provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of pension and profit sharing plans. As of December 31, 1993, the Asset Management Division had 5,913 accounts with a market value of $7.1 billion. Of this total, $4.8 billion represented assets in non-managed accounts and $2.3 billion were managed trust assets.

The Asset Management Division maintains custodial accounts under which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations, rent collection and property management.

The Asset Management Division also acts as corporate trustee or co-trustee for bond issues totaling $2.2 billion in principal amount.

FIRST HAWAIIAN CREDITCORP, INC. -

Creditcorp is a financial services loan company with 11 branch offices located throughout the four major islands of the State (Oahu, Hawaii, Maui and Kauai) and a branch office in Guam. Creditcorp also has a commercial loan production office in Honolulu.

The lending activities of Creditcorp are concentrated in consumer and commercial financing which are primarily collateralized by real estate.

Creditcorp's primary source of funds is time and savings deposits which are insured by the FDIC to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

Creditcorp also utilizes borrowings as an additional source of funding for its loan portfolio. In that regard, Creditcorp is a member of the Federal Home Loan Bank of Seattle (the "FHLB of Seattle") which provides a central credit facility for member institutions. As of December 31, 1993, Creditcorp was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $3.5 million in this regional facility. As of December 31, 1993, Creditcorp's investment in the capital stock of FHLB of Seattle totalled $6.4 million and advances from the FHLB of Seattle aggregated $35.7 million.

At December 31, 1993, Creditcorp had total deposits of $350.0 million, total loans and leases of $415.0 million and total assets of $433.0 million.

FIRST HAWAIIAN LEASING, INC. -

FHL, a financial services loan company, finances and leases personal property and equipment and acts as an agent, broker or advisor in the leasing or financing of such property for affiliates as well as third parties.

As of December 31, 1993, FHL's net investment in leases amounted to $49.3 million and total assets were $51.5 million. FHL's primary source of funds is borrowings from the Corporation and the Bank.

PIONEER FEDERAL SAVINGS BANK -

On August 6, 1993, the Corporation acquired for cash all of the outstanding stock of Pioneer Fed BanCorp, Inc. ("Pioneer Holdings") at a purchase price of $87 million through the merger of Pioneer Holdings with and into the Corporation ("Merger"). As a result of the Merger, Pioneer became a wholly-owned subsidiary of the Corporation (see "Note 1. Business Combinations" (page 41) in the Financial Review section of the Corporation's Annual Report 1993, which is incorporated herein by reference thereto).

Pioneer is a federally chartered savings bank operating in the state of Hawaii. Pioneer, the oldest savings bank in Hawaii, was chartered in 1890 by King David Kalakaua. Presently, Pioneer maintains 19 branch offices located on the four major islands of Hawaii. At December 31, 1993, Pioneer had total assets of $650.3 million. Based on total assets at December 31, 1993, Pioneer was the fourth largest of six Savings Association Insurance Fund (the "SAIF") - insured institutions operating in Hawaii.

Pioneer is primarily engaged in attracting deposits from the general public through a variety of deposit products. Together with borrowings, principally from the FHLB of Seattle, and funds from ongoing operations, these resources are invested in the origination of conventional adjustable and fixed rate, one-to-four family residential mortgages. Pioneer is also engaged in other types of mortgage lending, including home equity loans, loans on smaller multi-family projects and, to a lesser extent, in other consumer lending activities. Mortgage lending activity, both origination and purchases, has been limited to loans secured by property in the State of Hawaii. As of December 31, 1993, Pioneer was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $7.2 million in this regional facility. As of December 31, 1993, Pioneer's investment in the capital stock of the FHLB of Seattle totalled $25.2 million and advances from the FHLB of Seattle aggregated $143.0 million.

At December 31, 1993, Pioneer had total deposits of $399.4 million, total loans of $544.0 million and total assets of $650.3 million.

HAWAII COMMUNITY REINVESTMENT CORPORATION -

In an effort to support affordable housing and as part of the Bank's, Creditcorp's and Pioneer's community reinvestment program, the Bank, Creditcorp and Pioneer are members of the Hawaii Community Reinvestment Corporation (the "HCRC"). The HCRC is a consortium of local financial institutions and provides $50 million in permanent long-term financing for affordable housing projects throughout Hawaii for low and moderate income residents.

The $50 million loan pool is funded by the member financial institutions who also participate pro rata in each HCRC loan. The Bank's, Creditcorp's and Pioneer's participations in these HCRC loans are included in each of these companies' loan portfolio.

HURRICANE INIKI -

On September 11, 1992, Hurricane Iniki struck the Island of Kauai and, to a lesser extent, the west side of the Island of Oahu, causing extensive property damage. At December 31, 1993, the Bank, Creditcorp and Pioneer held mortgages collateralizing loans of $92.2 million, $11.8 million and $37.9 million, respectively, on commercial and residential properties on Kauai that were damaged by the hurricane. All of the properties were covered by casualty insurance policies which covered not only the owner of the property, but also the lender. The Corporation does not anticipate material losses resulting from damage caused by Hurricane Iniki.

As a result of Hurricane Iniki, several casualty insurers failed or refused to renew and write new homeowners' casualty insurance in Hawaii. The Bank, Creditcorp and Pioneer all require and rely upon the existence of adequate homeowners' casualty insurance on all residential properties which serve as primary collateral for loans. If homeowners' casualty insurance became generally unavailable in Hawaii, the subsidiaries of the Corporation would either be required to discontinue residential real property lending or be exposed to risk of loss if uninsured collateral were destroyed in the event of fire or other casualties. In addition, such loans would not be salable in the secondary market.

However, at this time alternate homeowners' casualty insurance is available to homeowners in Hawaii, but at greater costs than before the hurricane. The Legislature of the State of Hawaii has created the Hawaii Hurricane Relief Fund to offer homeowners' insurance coverage in order to stabilize the casualty insurance market in Hawaii and to increase the availability of reasonably priced homeowners' casualty insurance.

As an alternative to customer-provided insurance, the Bank, Creditcorp and Pioneer have been able to obtain "forced place" homeowners' casualty coverage through insurance policies obtained by the Bank, Creditcorp or Pioneer at the borrower's expense to cover the uninsured mortgage loan.

EMPLOYEES -

As of December 31, 1993, the Corporation had 3,116 full-time equivalent employees. The Bank employed 2,766 persons and nonbank subsidiaries employed 350 persons. None are represented by any collective bargaining agents and relations with employees are considered excellent.

MONETARY POLICY AND ECONOMIC CONDITIONS -

The earnings and growth of the Corporation are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policy by its open market operations in United States Government securities, control of the discount rate, and establishment of reserve requirements against both member and nonmember financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits as well as the rates earned on loans, or paid on deposits.

It is not possible to predict the effect of future changes in monetary policies upon the operating results of the Corporation.

COMPETITION -

Although the laws of Hawaii generally prohibit interstate banking, competition in the financial services industry is intense. Hawaii-based commercial banks, savings institutions, financial services loan companies and credit unions compete against one another. Based upon the latest available figures, total deposits of all financial institutions in Hawaii as of June 30, 1993 amounted to approximately $21 billion. The two largest bank holding companies, Bancorp Hawaii, Inc. and the Corporation accounted for 26% and 23% of total deposits, respectively. The Corporation's share of deposits includes Pioneer which was acquired on August 6, 1993. The next largest competitors were Bank of America, F.S.B. and American Savings Bank, F.S.B., with 10% and 7%, respectively, of total deposits. In addition, out-of-state mutual funds, insurance companies, brokerage firms and other financial services providers also compete for consumer and commercial business in Hawaii.

Foreign (non-Hawaii) banks and other financial institutions are able to make loans in Hawaii through Edge Act facilities, finance and mortgage company subsidiaries and by loan participations with local banks. United States domestic banks and other financial institutions may make loans directly in Hawaii by qualifying as "foreign lenders" in Hawaii. Foreign banks currently conduct various banking activities in Hawaii, except for retail deposit-taking. Banks and bank holding companies organized under the laws of Pacific Ocean jurisdictions with United States dollar-based economies may acquire Hawaii banks or establish branches in Hawaii, although none has done so to date.
Banks and similar financial institutions of countries other than the United States may and do have representative offices or agencies in Hawaii. Under the rules of the Office of Thrift Supervision ("OTS"), federally-chartered savings associations may open branches in, or merge with another savings association located in, any state (including Hawaii), subject to certain conditions.

Hawaii has no law permitting interstate bank acquisitions or branching in Hawaii by foreign (non-Hawaii) banks. The Hawaii Legislature has previously considered and rejected broad interstate banking legislation. However, legislation has been enacted which permits the acquisition of failing state-chartered financial institutions by out-of-state financial institutions in certain limited circumstances. A bill is presently under consideration in the 1994 Hawaii State Legislature which would allow out-of-state bank holding companies to acquire Hawaii banks. Further, both the United States Senate and House of Representatives are considering proposed legislation which, if enacted, could permit non-Hawaii bank holding companies to acquire Hawaii banks or bank holding companies and, if Hawaii law permitted, to operate branches of a non-Hawaii bank in Hawaii. Whether any of the proposed state or federal legislation will be enacted, the form which such legislation may take, and its effect on the Corporation cannot be predicted at this time.

SUPERVISION AND REGULATION -

As a bank holding company, the Corporation is subject to the Bank Holding Company Act of 1956 and is subject to supervision by the Federal Reserve Board. In general, the Bank Holding Company Act of 1956 limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Corporation is also regulated and supervised by the OTS as a savings and loan holding company by virtue of its ownership of Pioneer. The various subsidiaries of the Corporation are subject to regulation and supervision by the state banking authorities of Hawaii, the Federal Reserve Board, the FDIC, the OTS and various other regulatory agencies.

Holding Company Structure. The Corporation must obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; before merging or consolidating with another bank holding company; and before acquiring substantially all of the assets of any additional bank. The Bank Holding Company Act of 1956 also prohibits the acquisition by the Corporation of any such interest in any bank or bank holding company located in a state other than Hawaii unless the laws of the state in which such bank is located expressly authorize such acquisition. With certain exceptions, the Bank Holding Company Act of 1956 prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares in any company which is not a bank or a bank holding company, unless the Federal Reserve Board determines that the activities of such company are so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board considers, among other things, whether the performance of such activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations.

The Corporation is required by the Bank Holding Company Act of 1956 to file annual reports and such other reports as may be required from time to time with the Federal Reserve Board. In addition, the Federal Reserve Board performs periodic examinations of the Corporation and certain of its subsidiaries.

The principal source of the Corporation's cash revenue has been dividends and interest received from the Bank and other subsidiaries of the Corporation. The Bank, Pioneer and Creditcorp are subject to regulatory limitations on the amount of dividends they may declare or pay. In addition, the payment of dividends by the Corporation is limited to an amount not greater than 50% of its consolidated net income as stipulated in the debt covenants of a certain line of credit. There are also statutory limits on the transfer of funds to the Corporation and certain of its nonbanking subsidiaries by the Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Corporation or any such nonbanking subsidiary are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may only pay dividends out of current operating earnings. Under Hawaii law, the Bank is prohibited from declaring or paying any dividends in excess of its retained earnings.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to make capital injections into a troubled subsidiary bank, and the Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. This capital injection may be required at times when the Corporation may not have the resources to provide it. Any capital loans by the Corporation to its subsidiary bank would be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In connection with its application to the Federal Reserve Board for authority to acquire Pioneer, the Corporation committed that Pioneer will meet all present and future minimum capital ratios adopted for savings associations by OTS or the FDIC. In the event of the bankruptcy of the Corporation, this commitment would be assumed by the bankruptcy trustee and be entitled to a priority of payment.

In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by the Corporation's insured subsidiaries to reimburse the FDIC would stand senior to their obligations, if any, to the Corporation.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund by increasing the FDIC's borrowing authority; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of "prompt corrective action" standards for depository institutions based on five levels of capitalization, with more scrutiny and restrictions placed on institutions with lower levels of capital; (vi) additional grounds for the appointment of a conservator or receiver for a failed or failing depository institution; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks; (ix) consumer protection provisions including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance assessment system to be in effect no later than January 1, 1994; (xi) restrictions or prohibitions on accepting brokered deposits except for institutions which significantly exceed minimum capital requirements; (xii) general restrictions on the activities as principal and equity investments of state-chartered banks to those permissible for national banks unless approved by the FDIC; and (xiii) certain limits on deposit insurance coverage.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital levels applicable to such institutions (including the Bank):
"well capitalized,' "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA, a depository institution is "well capitalized" if it has
(i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A depository institution is considered (i) "undercapitalized" if it has
(A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMEL rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution is, or would thereafter be, undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under such guarantee is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution becomes critically undercapitalized.

FDICIA also provides for increased funding of the FDIC insurance funds. In addition, the FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). There is an eight basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject to a rate of .23%, and banks classified as weakest by the FDIC are subject to a rate of .31%.

FDICIA also requires the federal banking agencies to prescribe standards for depository institutions and their holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agencies deem appropriate. In November, 1993 the federal banking agencies published proposed regulations to implement these provisions of FDICIA. The proposed rules set forth general standards to be observed but for the most part do not mandate specific operating standards to be followed. At this time the Corporation believes that such rules, if adopted in their proposed form, will not have a material effect on the Corporation's operations or financial results.

Capital Requirements. The Corporation and certain of its subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Page 32) in the Financial Review section of the Corporation's Annual Report 1993, and is incorporated herein by reference thereto.

FDICIA requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In September, 1993 the federal banking agencies issued notices of proposed rulemaking soliciting comment on proposed revisions to the risk-based capital rules to take account of interest rate risk. The notice proposes alternative approaches for determining the additional amount of capital, if any, that may be required to compensate for interest rate risk.
The first approach would reduce an institution's risk-based capital ratios by an amount based on its measured exposure to interest rate risk in excess of a specified threshold. The second approach would assess the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The Corporation cannot assess at this point the impact that such proposals would have on its capital ratios.

In February, 1994 the federal banking agencies issued proposed rules to revise the risk-based capital standards to take account of concentration of credit risk and the risks of nontraditional activities. The proposed rules specify that concentrations of credit risk will be considered as important factors in assessing an institution's overall capital adequacy, but did not provide for any specific adjustments to the risk-based capital standards for such risks or for the risks of nontraditional activities.

STATISTICAL DISCLOSURES -

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission. The statistical information requested is presented in the following tables and also in the tables shown below in the Corporation's Annual Report 1993, which tables are incorporated herein by reference thereto. The tables and information contained therein have been prepared by the Corporation and have not been audited or reported upon by the Corporation's independent accountants.

Information in response to the following sections of Guide 3 is included in the Financial Review section of the Corporation's Annual Report 1993, and is incorporated herein by reference thereto:

                                                                                           PAGE NUMBERS IN
                                                                                    ---------------------------
                                                                                       FIRST HAWAIIAN, INC.
                                                                                        ANNUAL REPORT 1993
                         DISCLOSURE REQUIREMENTS                                            (EXHIBIT 13)
                         -----------------------                                  ------------------------------
  I.    Distribution of Assets, Liabilities and Stockholders' Equity;
        Interest Rates and Interest Differential -
        A. Average balance sheets                                                             20 - 21
        B. Analysis of net interest earnings                                                  20 - 21
        C. Dollar amount of change in interest income and interest expense                      22

 II.    Investment Portfolio -
        C. Investment securities in excess of 10% of stockholders' equity                       43

III.    Loan and Lease Portfolio -
        A. Types of loans and leases                                                            27
        C. Risk elements
           1.  Nonaccrual, past due and restructured loans and leases                           28
           4.  Loan concentrations                                                              27

 IV.    Summary of Loan and Lease Loss Experience
        A. Analysis of loss experience                                                          24
        B. Breakdown of the allowance for loan and lease losses                                 25

  V.    Deposits
        A. Average amount and average rate paid on deposits                                     29
        D. Maturity distribution of domestic time certificates of deposits
           of $100,000 or more                                                                  29
        E. Time certificates of deposit in denominations of $100,000 or more
           issued by foreign offices                                                            44

 VI.    Return on Equity and Assets                                                             16

VII.    Short-Term Borrowings                                                                   44

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

Table I-C presents the percentages of total assets and total liabilities attributable to foreign operations. For this purpose, assets attributable to foreign operations are defined as assets in foreign offices and loans and leases to and investments in customers domiciled outside the United States. Deposits received and other liabilities are classified on the basis of domicile of the creditor.


                     FIRST HAWAIIAN, INC. AND SUBSIDIARIES
                                   TABLE I-C
                PERCENTAGE OF TOTAL ASSETS AND TOTAL LIABILITIES
                       ATTRIBUTABLE TO FOREIGN OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       1993            1992           1991
                                                                     ---------------------------------------
Average foreign assets to average total assets                         6.19%           6.51%          7.78%

Average foreign liabilities to average total liabilities               2.07%           2.68%          4.47%





II. INVESTMENT SECURITIES PORTFOLIO

Table II-A presents the book value of investment securities by the following major categories at year-end for the years indicated.


                     FIRST HAWAIIAN, INC. AND SUBSIDIARIES
                                   TABLE II-A
                SCHEDULE OF INVESTMENT SECURITIES BY BOOK VALUE


                                                                                   DECEMBER 31,
                                                                     ---------------------------------------
                                                                       1993            1992           1991
                                                                     ---------------------------------------
                                                                                  (in millions)
U.S. Treasury and other U.S. Government agencies
    and corporations                                                 $  918          $  685         $  789

States and political subdivisions                                       204             196            197

Other                                                                   108              70            239
                                                                      -----           -----          -----
      Total                                                          $1,230          $  951         $1,225
                                                                     ======          ======         ======

Table II-B presents the maturities of investment securities, excluding securities which have no stated maturity at December 31, 1993, and the weighted average yields (for obligations exempt from Federal income taxes on a taxable equivalent basis assuming a 35% tax rate) of such securities. The tax equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied.


                     FIRST HAWAIIAN, INC. AND SUBSIDIARIES
                                   TABLE II-B
                      SCHEDULE OF INVESTMENT SECURITIES BY
                         MATURITIES AND AVERAGE YIELDS
                               DECEMBER 31, 1993


                                                                           MATURITY
                                               -----------------------------------------------------------------
                                                                           AFTER ONE             AFTER FIVE
                                                      WITHIN              BUT WITHIN             BUT WITHIN
                                                     ONE YEAR             FIVE YEARS             TEN YEARS
                                               -------------------   --------------------    -------------------
                                               AMOUNT       YIELD    AMOUNT        YIELD     AMOUNT       YIELD
                                               ------      -------   ------       -------    ------      -------
                                                                      (dollars in millions)
U.S. Treasury and other U.S. Government
  agencies and corporations                     $340       3.86%      $351         4.08%      $ 83        4.59%

States and political subdivisions                 17       9.49        154         7.98          6        5.55

Other                                              3       3.35         12         3.82         17        3.54
                                                ----                  ----                    ----

    Total                                       $360       4.13%      $517         5.24%      $106        4.48%
                                                ====                  ====                    ====

                                                       MATURITY
                                                 -------------------
                                                        AFTER
                                                      TEN YEARS                 TOTAL
                                                 -------------------     -------------------
                                                  AMOUNT      YIELD      AMOUNT       YIELD
                                                  ------     -------     ------      -------
                                                           (dollars in millions)
U.S. Treasury and other U.S. Government
  agencies and corporations                        $144       5.18%        $918       4.22%

States and political subdivisions                    26       7.21          203       7.56

Other                                                42       3.53           74       3.57
                                                   ----                  ------

    Total                                          $212       5.14%      $1,195       4.76%
                                                   ====                  ======



Notes:
(1) The weighted average yields were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

(2) Includes $98 million of securities in the following maturity categories with optional tender dates ($10 million within 1 to 5 years; $20 million within 5 to 10 years; and $68 million after 10 years).

III.  Loan and Lease Portfolio

Table III-B presents maturity and interest rate sensitivity data for all loans and leases except real estate - residential, real estate - commercial, consumer, credit cards and lease financing at December 31, 1993.



                     FIRST HAWAIIAN, INC. AND SUBSIDIARIES
                                  TABLE III-B
                          LOAN AND LEASE MATURITY AND
                         INTEREST RATE SENSITIVITY DATA
                               DECEMBER 31, 1993


                                                                           AFTER ONE        OVER
                                                            ONE YEAR        YEAR TO         FIVE
                                                            OR LESS        FIVE YEARS      YEARS        TOTAL
                                                           ---------      -----------      ------      --------
                                                                                 (in millions)
Commercial, financial and agricultural                      $1,118          $   79         $   12      $  1,209

Real estate - construction                                     287              28              2           317

Foreign                                                        116              81             14           211
                                                            ------          ------          -----       -------

                                                            $1,521          $  188         $   28         1,737
                                                            ======          ======         ======

Real estate:

   Residential                                                                                            1,786

   Commercial                                                                                               883

Consumer                                                                                                    312

Credit cards                                                                                                148

Lease financing                                                                                             201
                                                                                                       --------

        Total loans and leases                                                                         $  5,067
                                                                                                       ========



Loans with fixed or predetermined interest rates            $  108          $   96         $   13      $    217

Loans with floating or adjustable interest rates             1,413              92             15         1,520
                                                            ------          ------         ------       -------

                                                            $1,521          $  188         $   28      $  1,737
                                                            ======          ======         ======      ========

Table III-C (3) presents a summary of the Corporation's foreign outstandings to each country which exceeded 1% of total assets for the years indicated.
Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 1993, the Corporation's total foreign outstandings amounted to $256 million.



                     FIRST HAWAIIAN, INC. AND SUBSIDIARIES
                                TABLE III-C (3)
     FOREIGN OUTSTANDINGS TO EACH COUNTRY WHICH EXCEEDS 1% OF TOTAL ASSETS


                                        BANKS AND            COMMERCIAL
                                     OTHER FINANCIAL            AND
                                       INSTITUTIONS          INDUSTRIAL           OTHER            TOTAL
                                     ---------------        ------------        ----------       ----------
                                                                   (in thousands)
AT DECEMBER 31, 1993                   $        -            $        -          $        -      $        -
                                       ==========            ==========           =========      ==========

At December 31, 1992
                                       $        -            $        -          $        -      $        -
                                       ==========            ==========           =========      ==========

At December 31, 1991 -
   Japan                               $  121,621            $        -           $       -      $  121,621
                                       ==========            ==========           =========      ==========






ITEM 2.   PROPERTIES

A subsidiary of the Bank is the sole general partner in a Hawaii limited partnership which owns all of a city block in downtown Honolulu containing 55,775 square feet. The Bank's interest in the limited partnership is 99.25%. The administrative headquarters of the Corporation and the main branch of the Bank were formerly located on a portion of the city block. The buildings were demolished and the Bank has begun construction of a modern banking center on this city block. The new headquarters building will include 418,000 square feet of gross office space, including the Bank's main branch and administrative headquarters of the Corporation and the Bank. The new building is anticipated to be completed in 1996. Commencing in March 1993, the Bank leased approximately 119,000 square feet in another office building for use as an interim administrative headquarters and main branch until completion of the new structure. The interim office building is approximately a block and a half from the old administrative headquarters and main branch.

Seventeen of the Bank's offices in Hawaii are located on land owned in fee simple by the Bank. The other branches of the Bank, Pioneer and Creditcorp are situated in leasehold premises or in buildings constructed by the Bank or Creditcorp on leased land (see "Note 16. Lease Commitments" (page 50) in the Financial Review section of the Corporation's Annual Report 1993, which is incorporated herein by reference thereto).

.

In early 1993, the Bank completed construction of an operations center located on 125,919 square feet of land owned in fee simple by the Bank in an industrial area near downtown Honolulu. The Bank occupies all of the four-story building which is anticipated to enable the Bank to meet its projected technological requirements into the twenty-first century.

The Bank is also constructing a new five-story, 75,000 square foot office building, including a branch, on property owned in fee simple in Maite, Guam to replace its Agana, Guam Branch. Completion of the building is anticipated for late 1994.

ITEM 3.   LEGAL PROCEEDINGS

The legal proceeding brought by MasterCard International, Inc. in the United States District Court for the Southern District of New York against Dean Witter, Discover & Co. and others, in which the Bank and others were named as counterclaim defendants, which was described in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, was settled and dismissed without the Corporation or the Bank making any payment or assuming any other obligation. The date of the dismissal of claims against the Bank was January 21, 1994.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Required information is included in "Common Stock Information" (Page 15) in the Financial Review section of the Corporation's Annual Report 1993, and is incorporated herein by reference thereto.

ITEM 6.   SELECTED FINANCIAL DATA

Required information is included in "Summary of Selected Consolidated Financial Data" (Page 16) in the Financial Review section of the Corporation's Annual Report 1993, and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Pages 17 through 32) in the Financial Review section of the Corporation's Annual Report 1993, and is incorporated herein by reference thereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in the Financial Review section of the Corporation's Annual Report 1993, which is incorporated herein by reference thereto as follows:

                                                                                      PAGE NUMBER
                                                                                      ---- ------
     Report of Independent Accountants                                                     34
     First Hawaiian, Inc. and Subsidiaries:
          Consolidated Balance Sheets at December 31, 1993 and 1992                        35
          Consolidated Statements of Income for the years ended
              December 31, 1993, 1992 and 1991                                             36
          Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 31, 1993, 1992 and 1991                         37
          Consolidated Statements of Cash Flows for the years ended
              December 31, 1993, 1992 and 1991                                             38
     First Hawaiian, Inc. (Parent Company):
          Balance Sheets at December 31, 1993 and 1992                                     49
          Statements of Income for the years ended December 31, 1993,
              1992 and 1991                                                                49
          Statements of Cash Flows for the years ended December 31, 1993,
              1992 and 1991                                                                50
     Notes to Financial Statements                                                      39 - 51
     Summary of Quarterly Financial Data (Unaudited)                                       33


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information relating to directors is included in "Election of Directors" and "Directors Continuing in Office and Executive Officers" (Pages 3 through 9) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Corporation with their positions, age and business experience during the past five years:

                                                                BUSINESS EXPERIENCE DURING LAST 5 YEARS
                                                                (ALL WITH THE CORPORATION AND THE BANK
            OFFICER                        AGE                      EXCEPT AS OTHERWISE INDICATED)
    -----------------------------          ---      ------------------------------------------------------------------
    Walter A. Dods, Jr.                     52      Chairman of the Board and Chief Executive Officer of the
      Chairman, Chief Executive                     Corporation since 1989; President of the Corporation from 1989
      Officer and Director                          -1991; Executive Vice President of the Corporation from 1982 -
                                                    1989; Director of the Corporation since 1983; Chairman of the
                                                    Board and Chief Executive Officer of the Bank since 1989;
                                                    President of the Bank from 1984 - 1989; Director of the Bank since 1979.  Mr. Dods has been with the Bank since 1968.

    John A. Hoag                            61      President and Director of the Corporation since 1991;
      President and Director                        Executive Vice President of the Corporation from 1982 - 1991;
                                                    Director and President of the Bank since 1989; Executive Vice
                                                    President of the Bank from 1979 - 1989.  Mr. Hoag has been with the Bank since 1960.

    Philip H. Ching                         63      Executive Vice President of the Corporation since 1989; Vice
      Executive Vice President                      President of the Corporation from 1974 - 1989; Vice Chairman of the Bank since 1991; Executive Vice President of the Bank from 1989 - 1991; Senior Vice President and Administrative
                                                    Assistant to the Chairman and Chief Executive Officer of the
                                                    Bank from 1979 - 1989.  Mr. Ching has been with the Bank and a trust company acquired by the Bank since 1957.

    Donald G. Horner                        43      Executive Vice President of the Corporation since 1989; Vice
      Executive Vice President                      President of the Corporation from 1987 - 1989;  Chairman and
                                                    Chief Executive Officer of Creditcorp since 1992; President of
                                                    Creditcorp from 1985 - 1992; Executive Vice President of the
                                                    Bank since 1992; President of FHL since 1985. Mr. Horner has been with the Bank since 1978.

                                                                             BUSINESS EXPERIENCE DURING LAST 5 YEARS
                                                                             (ALL WITH THE CORPORATION AND THE BANK
                           OFFICER                      AGE                             EXCEPT AS OTHERWISE INDICATED)
                 -------------------------            -----      ---------------------------------------------------------------
                 Howard H. Karr                          51      Executive Vice President and Treasurer of the Corporation
                   Executive Vice President and                  since 1989; Vice President and Treasurer of the Corporation
                   Treasurer                                     from 1978 - 1989; Vice Chairman and Chief Financial Officer of
                                                                 the Bank since 1991; Executive Vice President and Chief
                                                                 Financial Officer of the Bank from 1989 - 1991; Senior Vice
                                                                 President and Controller of the Bank from 1979 - 1989.  Mr.
                                                                 Karr has been with the Bank since 1973.

                 Herbert E. Wolff                        68      Senior Vice President and Secretary of the Corporation since
                   Senior Vice President and                     1993; Vice President and Secretary of the Corporation from
                   Secretary                                     1982 - 1993; Senior Vice President and Secretary of the Bank
                                                                 since 1986.  Mr. Wolff joined the Bank in 1981.


There are no family relationships among any of the executive officers of the Corporation. There is no arrangement or understanding between any such executive officer and another person pursuant to which he was elected as an officer. The term of office of each officer is at the pleasure of the Board of Directors of the Corporation.

ITEM 11.   EXECUTIVE COMPENSATION

Required information is included in "Remuneration of Directors" and "Executive Compensation" (Pages 9 through 20) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Required information is included in "Outstanding Shares; Voting Rights," "Election of Directors" and "Directors Continuing in Office and Executive Officers" (Pages 2 through 8) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Required information is included in "Certain Transactions" (Pages 20 and 21) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                             PAGE NUMBER IN
                                                                                          --------------------
                                                                                             FIRST HAWAIIAN,
                                                                                               INC. ANNUAL
                                                                                               REPORT 1993
                                                                                              (EXHIBIT 13)
                                                                                        ------------------------
(a)  1. Financial Statements

        The following financial statements are incorporated by reference in Part II
        (Item 8) of this Form 10-K:

        Report of Independent Accountants                                                          34
        First Hawaiian, Inc. and Subsidiaries:
             Consolidated Balance Sheets at December 31, 1993 and 1992                             35
             Consolidated Statements of Income for the
               years ended December 31, 1993, 1992 and 1991                                        36
             Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 1993, 1992 and 1991                                37
             Consolidated Statements of Cash Flows for the
               years ended December 31, 1993, 1992 and 1991                                        38
        First Hawaiian, Inc. (Parent Company):
             Balance Sheets at December 31, 1993 and 1992                                          49
             Statements of Income for the years ended
               December 31, 1993, 1992 and 1991                                                    49
             Statements of Cash Flows for the years ended
               December 31, 1993, 1992 and 1991                                                    50
        Notes to Financial Statements                                                            39 - 51

     2. Financial Statement Schedules

        Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

     3. Exhibits

        Exhibit   3 (i)  Certificate of Incorporation - Incorporated by
                         reference to Exhibit 3 to the Corporation's Annual
                         Report on Form 10-K for the fiscal year ended December
                         31, 1990 as filed with the Securities and Exchange
                         Commission.

                   (ii) Bylaws - Incorporated by reference to Exhibit 3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as filed with the Securities and Exchange Commission.

Exhibit 4 Instruments defining rights of security holders, including indentures.

                    (i) Equity - Incorporated by reference to Exhibit 3(i) hereto.

                   (ii) Debt - Indenture, dated as of August 9, 1993 between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee.

        Exhibit  10      Material contracts

                    (i) Lease dated September 13, 1967, as amended April 21, 1987, between the Trustees under the Will and of the Estate of Samuel M. Damon, Deceased, and First National Bank of Hawaii (predecessor of the Bank) is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as filed with the Securities and Exchange Commission.

                   (ii) Lease dated May 20, 1982, as amended April 23, 1987, between the Trustees under the Will and of the Estate of Samuel M. Damon, Deceased, and First Hawaiian Bank is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Forms 10-K for the fiscal years ended December 31, 1987, 1985 and 1980 as filed with the Securities and Exchange Commission.

                  (iii) Lease Agreement dated as of December 1, 1993 between REFIRST, Inc. and First Hawaiian Bank.

                   (iv) Construction Management, Escrow and Development Agreement dated as of December 1, 1993 among REFIRST, Inc., First Hawaiian Bank and First Fidelity Bank, N.A., Pennsylvania.

                    (v) Ground Lease dated as of December 1, 1993 among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc.

                   (vi) Stock Incentive Plan of First Hawaiian, Inc. dated November 22, 1991 is incorporated by reference to
                         Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the Securities and Exchange Commission.

                  (vii) Long-Term Incentive Plan of First Hawaiian, Inc. effective January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the Securities and Exchange Commission.

                 (viii) First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended August 18, 1988 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the Securities and Exchange Commission.

                   (ix) Amendment One to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the Securities and Exchange Commission.

                    (x) First Hawaiian, Inc. Incentive Plan for Key Executives, as amended through December 13, 1989 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the Securities and Exchange Commission.

                   (xi) Directors' Retirement Plan, effective as of January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the Securities and Exchange Commission.

        Exhibit  12      Statement re:  computation of ratios.

        Exhibit 13 Annual report to security holders - Corporation's Annual Report 1993.

        Exhibit  22      Subsidiaries of the registrant.

        Exhibit  23      Consent of independent accountants.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1993.

(c)     Response to this item is the same as Item 14(a)3.

(d)     Response to this item is the same as Item 14(a)2.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           FIRST HAWAIIAN, INC.
                                (Registrant)




                           By         /s/ HOWARD H. KARR
                              -----------------------------------
                                          HOWARD H. KARR
                                EXECUTIVE VICE PRESIDENT AND TREASURER




Date:   March 17, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ WALTER A. DODS, JR.                                  Chairman,                        March 17, 1994
- ---------------------------------------------     Chief Executive Officer            -------------------------
    Walter A. Dods, Jr.                                 & Director                             Date


/s/ JOHN C. COUCH                                        Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    John C. Couch                                                                              Date

/s/ JULIA ANN FROHLICH                                   Director                         March 17, 1994
- ---------------------------------------------                                       -------------------------
    Julia Ann Frohlich                                                                         Date

/s/ PAUL MULLIN GANLEY                                   Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    Paul Mullin Ganley                                                                         Date

/s/ DAVID M. HAIG                                        Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    David M. Haig                                                                              Date

/s/ JOHN A. HOAG                                         President                        March 17, 1994
- ---------------------------------------------           & Director                   -------------------------
    John A. Hoag                                                                               Date

/s/ BERT T. KOBAYASHI, JR.                               Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    Bert T. Kobayashi, Jr.                                                                     Date

/s/ RICHARD T. MAMIYA                                    Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    Richard T. Mamiya                                                                          Date

/s/ FUJIO MATSUDA                                        Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    Fujio Matsuda                                                                              Date

/s/ RODERICK F. McPHEE                                   Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    Roderick F. McPhee                                                                         Date

/s/ ROBERT J. PFEIFFER                                   Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    Robert J. Pfeiffer                                                                         Date

/s/ GEORGE P. SHEA, JR.                                  Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    George P. Shea, Jr.                                                                        Date

/s/ FRED C. WEYAND                                       Director                         March 17, 1994
- ---------------------------------------------                                        -------------------------
    Fred C. Weyand                                                                             Date

/s/ ROBERT C. WO                                         Director                         March 17, 1994
- ---------------------------------------------                                       -------------------------
    Robert C. Wo                                                                               Date

/s/ HOWARD H. KARR                               Executive Vice President                 March 17, 1994
- ---------------------------------------------           & Treasurer                 -------------------------
    Howard H. Karr                               (Principal financial and                      Date
                                                    accounting officer)


                                 EXHIBIT INDEX



                                                                                                                    SEQUENTIALLY
     EXHIBIT                                                                                                          NUMBERED
     NUMBER                                       DESCRIPTION                                                           PAGE
     --------------------------------------------------------------------------------------------------------       ------------
                        3          (i)     Certificate of Incorporation - Incorporated by reference to Exhibit
                                           3 to the Corporation's Annual Report on Form 10-K for the fiscal
                                           year ended December 31, 1990 as filed with the Securities and                -
                                           Exchange Commission.

                                  (ii)     Bylaws - Incorporated by reference to Exhibit 3 to the
                                           Corporation's Annual Report on Form 10-K for the fiscal year ended
                                           December 31, 1987 as filed with the Securities and Exchange                  -
                                           Commission.

                        4                  Instruments defining rights of security holders, including indentures.

                                   (i)     Equity - Incorporated by reference to Exhibit 3(i) hereto.                   -

                                  (ii)     Debt - Indenture, dated as of August 9, 1993 between First
                                           Hawaiian, Inc. and The First National Bank of Chicago, Trustee.

                       10                  Material contracts

                                   (i)     Lease dated September 13, 1967, as amended April 21, 1987, between the Trustees under the Will and of the Estate of Samuel M. Damon,
                                           Deceased, and First National Bank of Hawaii (predecessor of the
                                           Bank) is incorporated by reference to Exhibit 10 to the
                                           Corporation's Annual Report on Form 10-K for the fiscal year ended
                                           December 31, 1987 as filed with the Securities and Exchange
                                           Commission.                                                                  -

                                  (ii)     Lease dated May 20, 1982, as amended April 23, 1987, between the
                                           Trustees under the Will and of the Estate of Samuel M. Damon,
                                           Deceased, and First Hawaiian Bank is incorporated by reference to
                                           Exhibit 10 to the Corporation's Annual Report on Forms 10-K for the
                                           fiscal years ended December 31, 1987, 1985 and 1980 as filed with
                                           the Securities and Exchange Commission.                                      -

                                 (iii)     Lease Agreement dated as of December 1, 1993 between REFIRST, Inc.
                                           and First Hawaiian Bank.

                                  (iv)     Construction Management, Escrow and Development Agreement dated as of December 1, 1993 among REFIRST, Inc., First Hawaiian Bank and
                                           First Fidelity Bank, N.A., Pennsylvania.

                                   (v)     Ground Lease dated as of December 1, 1993 among First Hawaiian
                                           Center Limited Partnership, FH Center, Inc. and REFIRST, Inc.

                                  (vi)     Stock Incentive Plan of  First Hawaiian, Inc. dated November 22,
                                           1991 is incorporated by reference to Exhibit 10 to the
                                           Corporation's Annual Report on Form 10-K for the fiscal year ended
                                           December 31, 1991 as filed with the Securities and Exchange                  -
                                           Commission.

                                 (vii)     Long-Term Incentive Plan of First Hawaiian, Inc. effective
                                           January 1, 1992 is incorporated by reference to Exhibit 10 to the
                                           Corporation's Annual Report on Form 10-K for the fiscal year ended
                                           December 31, 1991 as filed with the Securities and Exchange                  -
                                           Commission.

                                (viii)     First Hawaiian, Inc. Supplemental Executive Retirement Plan, as
                                           amended August 18, 1988 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the Securities and Exchange
                                           Commission.                                                                  -

                                  (ix)     Amendment One to First Hawaiian, Inc. Supplemental Executive
                                           Retirement Plan, effective January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form
                                           10-K for the fiscal year ended December 31, 1992 as filed with the
                                           Securities and Exchange Commission.                                          -

                                   (x)     First Hawaiian, Inc. Incentive Plan for Key Executives, as amended through December 13, 1989 is incorporated by reference to Exhibit
                                           10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the Securities and
                                           Exchange Commission.                                                         -

                                  (xi)     Directors' Retirement Plan, effective as of January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual
                                           Report on Form 10-K for the fiscal year ended December 31, 1992 as
                                           filed with the Securities and Exchange Commission.                           -

               12                          Statement re:  computation of ratios.

               13                          Annual report to security holders - Corporation's Annual Report
                                           1993.

               22                          Subsidiaries of the registrant.

               23                          Consent of independent accountants.