Form 10-Q
period 1994-03-31
FIRST HAWAIIAN INC
filed 1994-05-13
CIK 36377

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q

(Mark One)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended
      March 31, 1994
                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from . . . . . . . to . . . . . . . . .

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

                                 (808) 525-7000
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange
      Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No
                               ---              ---


  The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1994:


            Class                                               Outstanding
- - ---------------------------------                            ------------------
  Common Stock, $5 Par Value                                  32,335,897 Shares


===============================================================================

Part I.          FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                               Page
                                                                                                         ----
          Consolidated Balance Sheets at March 31, 1994, December 31, 1993
                 and March 31, 1993                                                                        2
          Consolidated Statements of Income for the three months ended March 31, 1994
                 and 1993                                                                                  3
          Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1994 and 1993                                                                   4
          Consolidated Statements of Changes in Stockholders' Equity for the
                 three months ended March 31, 1994 and 1993                                                5
          Notes to Consolidated Financial Statements                                                       5


Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                              6 - 15

PART II.         OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               16

Item 6.   Exhibits and Reports on Form 8-K                                                                16

SIGNATURES                                                                                                17

EXHIBIT INDEX                                                                                             18

                                       1

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


                                                            MARCH 31,        December 31,        March 31,
                                                            ----------       ------------        ----------
                                                               1994              1993               1993
                                                            ----------        ----------         ----------
                                                                               (in thousands)
ASSETS
Cash and due from banks                                     $  296,909        $  436,129         $  276,141
Interest-bearing deposits in other banks                        65,810           116,736            176,468
Federal funds sold and securities purchased
    under agreements to resell                                  87,956            35,000            186,988
Investment securities (note 2):
    Held-to-maturity (fair value of $1,142,853,
         $1,144,327 and $1,164,461, respectively)            1,139,798         1,132,025          1,140,122
    Available-for-sale                                         131,352            98,453                 --
Loans and leases:
    Loans and leases                                         5,014,133         5,066,809          4,396,365
    Less allowance for loan and lease losses                    61,929            62,253             56,389
                                                            ----------        ----------         ----------
Net loans and leases                                         4,952,204         5,004,556          4,339,976
                                                            ----------        ----------         ----------
Premises and equipment (note 3)                                251,841           249,479            217,476
Customers' acceptance liability                                  1,800               854              1,345
Core deposit premium                                            15,376            15,380             11,956
Goodwill                                                        80,413            81,231             60,631
Other assets                                                    95,439            99,288             95,837
                                                            ----------        ----------         ----------
TOTAL ASSETS                                                $7,118,898        $7,269,131         $6,506,940
                                                            ==========        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                              $  931,751        $  974,478         $  921,213
    Interest-bearing demand                                  1,207,065         1,143,037          1,112,707
    Savings                                                  1,394,498         1,507,200          1,392,907
    Time                                                     1,354,348         1,343,841          1,247,755
    Foreign                                                    184,286           251,572            200,953
                                                            ----------        ----------         ----------
Total deposits                                               5,071,948         5,220,128          4,875,535
Short-term borrowings                                        1,055,025         1,069,682            857,351
Acceptances outstanding                                          1,800               854              1,345
Other liabilities                                              168,510           148,331            127,094
Long-term debt                                                 208,583           221,767             70,858
                                                            ----------        ----------         ----------
Total liabilities                                            6,505,866         6,660,762          5,932,183
                                                            ----------        ----------         ----------
Stockholders' equity:
    Common stock                                               162,713           162,713            162,507
    Surplus                                                    133,821           133,820            132,889
    Retained earnings                                          321,028           311,836            279,361
    Unrealized valuation adjustment (note 2)                       (41)               --                 --
    Treasury stock                                              (4,489)               --                 --
                                                            ----------        ----------         ----------
Total stockholders' equity                                     613,032           608,369            574,757
                                                            ----------        ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $7,118,898        $7,269,131         $6,506,940
                                                            ==========        ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                   THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------
                                                                  1994                      1993
                                                               -----------               -----------
                                                          (in thousands, except shares and per share data)

INTEREST INCOME
Interest and fees on loans                                     $    94,422               $    85,813
Lease financing income                                               2,918                     3,324
Interest on investment securities:
 Taxable interest income                                            10,712                    11,872
 Exempt from Federal income taxes                                    3,282                     3,609
Other interest income                                                2,134                     4,239
                                                               -----------               -----------
Total interest income                                              113,468                   108,857
                                                               -----------               -----------
INTEREST EXPENSE
Deposits                                                            30,136                    35,022
Short-term borrowings                                                9,332                     5,636
Long-term debt                                                       2,917                     1,000
                                                               -----------               -----------
Total interest expense                                              42,385                    41,658
                                                               -----------               -----------
Net interest income                                                 71,083                    67,199
Provision for loan and lease losses                                  3,843                     3,903
                                                               -----------               -----------
Net interest income after provision for
 loan and lease losses                                              67,240                    63,296
                                                               -----------               -----------
OTHER OPERATING INCOME
Trust income                                                         6,462                     5,501
Service charges on deposit accounts                                  5,884                     4,725
Other service charges and fees                                       8,153                     7,212
Securities gains, net                                                  141                        26
Other                                                                2,429                       528
                                                               -----------               -----------
Total other operating income                                        23,069                    17,992
                                                               -----------               -----------
OTHER OPERATING EXPENSES
Salaries and wages                                                  23,227                    20,628
Employee benefits                                                    7,382                     5,649
Occupancy expense                                                    5,722                     4,497
Equipment expense                                                    5,873                     4,614
Other (note 3)                                                      19,200                    20,198
                                                               -----------               -----------
Total other operating expenses                                      61,404                    55,586
                                                               -----------               -----------
Income before income taxes and cumulative effect
 of a change in accounting principle                                28,905                    25,702
Income taxes                                                        10,168                     7,706
                                                               -----------               -----------
Income before cumulative effect of a
 change in accounting principle                                     18,737                    17,996
Cumulative effect of a change in accounting
 principle (note 2)                                                     --                     3,650
                                                               -----------               -----------
NET INCOME                                                     $    18,737               $    21,646
                                                               ===========               ===========
PER SHARE DATA
Income before cumulative effect of a change
 in accounting principle                                       $       .58               $       .56
Cumulative effect of a change in accounting principle                   --                       .11
                                                               -----------               -----------
NET INCOME                                                     $       .58               $       .67
                                                               ===========               ===========
CASH DIVIDENDS                                                 $      .295               $       .28
                                                               ===========               ===========
AVERAGE SHARES OUTSTANDING                                      32,399,530                32,501,611
                                                               ===========               ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                  THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------------
                                                                 1994                      1993
                                                               ---------                 ---------
                                                                        (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                 $ 436,129                 $ 325,659
                                                               ---------
Cash flows from operating activities:
 Net income                                                       18,737                    21,646

 Provision for loan and lease losses                               3,843                     3,903

 Depreciation and amortization                                     5,932                     4,627

 Income taxes                                                      8,123                     1,170

 Cumulative effect of a change in
   accounting principle                                               --                    (3,650)

 Decrease (increase) in interest receivable                        7,542                      (278)

 Increase (decrease) in interest payable                          (1,691)                      642

 Increase in prepaid expenses                                     (3,772)                   (5,986)

 Write-off of building costs                                          --                     5,444
                                                               ---------                 ---------
Net cash provided by operating activities                         38,714                    27,518
                                                               ---------                 ---------
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing
   deposits in other banks                                        50,926                   (20,152)

 Net decrease (increase) in Federal funds sold and
   securities purchased under agreements to resell               (52,956)                  218,012

 Purchase of held-to-maturity investment securities              (58,404)                 (372,836)

 Proceeds from sale of held-to-maturity
   investment securities                                          54,278                    66,202

 Proceeds from maturity of held-to-maturity
   investment securities                                          94,806                   117,701

 Purchase of available-for-sale investment securities           (141,137)                       --
                                                                                                --
 Proceeds from maturity of available-for-sale
   investment securities                                           9,785                        --
                                                                                                --
 Net decrease (increase) in loans and leases
   made to customers                                              48,509                      (347)

 Capital expenditures                                             (6,714)                  (19,000)

 Other                                                            13,027                    11,855
                                                               ---------                 ---------
Net cash provided by investing activities                         12,120                     1,435
                                                               ---------                 ---------
Cash flows from financing activities:
 Net decrease in deposits                                       (148,180)                 (212,624)

 Net increase (decrease) in short-term borrowings                (14,657)                  143,437

 Payments on long-term debt                                      (13,184)                     (199)

 Cash dividends paid                                              (9,544)                   (9,085)

 Purchases of treasury stock                                      (4,489)                       --
                                                               ---------                 ---------
Net cash used in financing activities                           (190,054)                  (78,471)
                                                               ---------                 ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                       $ 296,909                 $ 276,141
                                                               =========                 =========
Supplemental disclosures:
 Interest paid                                                 $  40,694                 $  42,300
                                                               =========                 =========
 Net income taxes paid                                         $   2,045                 $   6,536
                                                               =========                 =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                         THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------------------
                                                                    1994                             1993
                                                               ----------------               -----------------
                                                                                (in thousands)
BALANCE, BEGINNING OF PERIOD                                           $608,369                       $562,196
Net income                                                               18,737                         21,646
Purchases of treasury stock                                              (4,489)                            --
Unrealized valuation adjustment (note 2)                                    (41)                            --
Cash dividends paid                                                      (9,544)                        (9,085)
                                                                       --------                       --------
BALANCE, END OF PERIOD                                                 $613,032                       $574,757
                                                                       ========                       ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1. BASIS OF PRESENTATION
   The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank (the "Bank") and its wholly-owned subsidiaries; Pioneer Federal Savings Bank ("Pioneer") and its wholly-owned subsidiaries; First Hawaiian Creditcorp, Inc.; First Hawaiian Leasing, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
   Certain amounts in the consolidated financial statements for 1993 have been reclassified to conform with the 1994 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.
   In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

2. ACCOUNTING CHANGES
   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the cumulative effect of which was the recognition of an income tax benefit of $3,650,000 in the first quarter of 1993. Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates scheduled to be in effect at the time the related temporary differences between financial reporting and tax reporting of income and expenses are expected to reverse. The effect of changes in tax rates is recognized in income in the period that includes the enactment date.
   As of December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investment securities are to be classified in three categories and accounted for as follows: (1) held-to-maturity securities are debt securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost; (2) trading securities are debt securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in the current earnings; and (3) available-for-sale securities are debt securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from current earnings and reported in a separate component of stockholders' equity. There were no trading securities as of March 31, 1994 and December 31, 1993.

3. OTHER OPERATING EXPENSES
   In connection with the Company's redevelopment of its former downtown headquarters block, the undepreciated cost of certain structures was written off in the first quarter of 1993. The write-off amounted to $5,444,000 and is included in "Other Operating Expenses" for that quarter.

4. BUSINESS COMBINATION
   On August 6, 1993, the Company acquired for cash all of the outstanding stock of Pioneer Fed BanCorp, Inc. ("Pioneer Holdings") at a purchase price of $87 million through the merger of Pioneer Holdings with and into the Company. As a result of the merger, Pioneer became a wholly- owned subsidiary of the Company. The results of operations of Pioneer are included in the Company's Consolidated Statements of Income from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the first three months of 1994 was $18,737,000 compared to $21,646,000 for the first three months of 1993, a decrease of 13.4%. On a per share basis, consolidated net income for the three months ended March 31, 1994 was $.58, a decrease of 13.4% as compared to the first quarter of 1993. Excluding the cumulative effect of the change in accounting principle in the first quarter of 1993, consolidated income from operations was $17,996,000, or $.56 per share, compared to $.58 per share for the first quarter of 1994, an increase of 3.6%, reflecting increases in both net interest income and other operating income from the prior period.

On an annualized basis, the Company's return on average total assets for the first three months of 1994 was 1.06% compared to 1.34% for the same period in 1993 and return on average stockholders' equity was 12.47% compared to 15.51% for the same period in 1993. The decreases in return on average total assets and return on average stockholders' equity in 1994 as compared to 1993 were primarily attributable to the decrease in earnings previously mentioned.

NET INTEREST INCOME

On a fully taxable equivalent basis, net interest income increased $3,914,000, or 5.7%, to $72,885,000 for the three months ended March 31, 1994 from $68,971,000 for the same period in 1993. This increase was due to the 10.2% increase in average earning assets (principally as a result of the acquisition of Pioneer), offset by a 20 basis point (1% equals 100 basis points) decrease in the net interest margin. For the first quarter of 1994, the yield on earning assets decreased 41 basis points with the rate paid for interest-bearing deposits and liabilities decreasing only 33 basis points compared to the same period in 1993 resulting in a decrease in the interest rate spread from 4.14% to 4.06%. Utilizing average earning assets as the base, the net interest margin on earning assets for the first quarter of 1994 was 4.54% compared to 4.74% for the same period in 1993. These declines were primarily attributable to the lower interest rate environment in the first quarter of 1994 compared with the same period in 1993. The decline in yields on loans and investment securities was primarily due to maturities and refinancing of higher yielding loans and investment securities.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense, and the average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a fully taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied.

                                                             THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------------------------------------
                                                       1994                                  1993
                                         ------------------------------        ------------------------------
                                                     INTEREST                              Interest
                                          AVERAGE     INCOME/   YIELD/           Average    Income/    Yield/
                                          BALANCE     EXPENSE   RATE(1)          Balance    Expense   Rate(1)
                                         ---------   ---------  ----            ---------  ---------  ----
                                                                (dollars in thousands)

   ASSETS

Earning assets:
 Interest-bearing deposits
   in other banks                     $    128,871  $    1,013   3.19%      $    282,089   $   2,134    3.07%
 Federal funds sold and
   securities purchased
   under agreements to resell              143,740       1,121   3.16            259,935       2,104    3.28
 Held-to-maturity securities             1,076,171      14,599   5.50            990,012      17,071    6.99
 Available-for-sale securities             109,441       1,050   3.89                 --          --      --
 Loans and leases(2),(3)                 5,045,514      97,487   7.84          4,369,240      89,320    8.29
                                      ------------  ----------              ------------   ---------
   Total earning assets                  6,503,737     115,270   7.19          5,901,276     110,629    7.60
                                                    ----------                             ---------
Nonearning assets                          686,329                               636,381
                                      ------------                          ------------

   Total assets                       $  7,190,066                          $  6,537,657
                                      ============                          ============

   LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits
 and liabilities:
 Deposits                             $  4,166,823  $   30,136   2.93%      $  4,097,106   $  35,022    3.47%
 Short-term borrowings                   1,119,656       9,331   3.38            722,497       5,636    3.16
 Long-term debt                            212,925       2,918   5.56             67,473       1,000    6.01
                                      ------------  ----------              ------------   ---------
   Total interest-bearing
     deposits and liabilities            5,499,404      42,385   3.13          4,887,076      41,658    3.46
                                                    ----------   ----                      ---------    ----
   Interest rate spread                                          4.06%                                  4.14%
                                                                 ====                                   ====
Noninterest-bearing demand
 deposits                                  920,502                               913,824
Other liabilities                          160,789                               170,706
                                      ------------                          ------------
   Total liabilities                     6,580,695                             5,971,606

Stockholders' equity                       609,371                               566,051
                                      ------------                          ------------
   Total liabilities and
     stockholders' equity             $  7,190,066                          $  6,537,657
                                      ============                          ============
   Net interest income and
     margin on earning assets                           72,885   4.54%                        68,971    4.74%
                                                                 ====                                   ====
Tax equivalent adjustment                                1,802                                 1,772
                                                    ----------                             ---------
   Net interest income                              $   71,083                             $  67,199
                                                    ==========                             =========

(1)  Annualized.
(2) Nonaccruing loans and leases have been included in computations of average loan and lease balances.
(3) Interest income for loans and leases included loans fees of $8,005 and $6,123 for 1994 and 1993, respectively.

INVESTMENT SECURITIES

Comparative book and fair values of held-to-maturity investment securities at March 31, 1994, December 31, 1993, and March 31, 1993 were as follows:

                                             MARCH 31,            December 31,            March 31,
                                                1994                  1993                   1993
                                              --------              --------               --------
                                                                 (in thousands)
        Book value                         $  1,139,798           $ 1,132,025           $  1,140,122

        Unrealized gains                          9,259                14,036                 24,455

        Unrealized losses                        (6,204)               (1,734)                  (116)
                                           ------------           -----------           ------------

        Fair value                         $  1,142,853           $ 1,144,327           $  1,164,461
                                           ============           ===========           ============


The decrease in unrealized gains and increase in unrealized losses from December 31, 1993 is attributable to the recent rise in the overall level of interest rates resulting from recent monetary actions of the Federal Reserve Board.



Gross realized gains and losses for the three months ended March 31, 1994 and 1993 were as follows:

                                                1994                   1993
                                                ----                   ----
                                                          (in thousands)
         Realized gains                      $     141             $      71

         Realized losses                            --                   (45)
                                             ---------             ---------

         Securities gains, net               $     141             $      26
                                             =========             =========


Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at March 31, 1994, December 31, 1993 and March 31, 1993:

                                     MARCH 31, 1994          December 31, 1993           March 31, 1993
                                   -------------------      -------------------        ------------------
                                      AMOUNT      %            Amount      %              Amount     %
                                   -------------------      -------------------        ------------------
                                                           (dollars in thousands)
Commercial, financial and
    agricultural                 $1,185,337     23.6%      $1,208,912    23.8%       $1,189,553     27.1%

Real estate:
    Commercial                      895,431     17.8          882,628    17.4           710,081     16.2
    Construction                    271,042      5.4          317,036     6.2           431,697      9.8
    Residential:
         Insured, guaranteed or
              conventional        1,449,685     28.9        1,427,299    28.2           869,054     19.8
         Home equity credit lines   349,490      7.0          358,662     7.1           357,314      8.1
                                  ---------     ----       ----------    ----         ---------    -----
         Total real estate loans  2,965,648     59.1        2,985,625    58.9         2,368,146     53.9
                                  ---------     ----       ----------    ----         ---------    -----
Consumer                            450,411      9.0          459,910     9.1           454,297     10.3
Lease financing                     198,826      4.0          201,449     4.0           182,554      4.1
Foreign                             213,911      4.3          210,913     4.2           201,815      4.6
                                  ---------     ----       ----------    ----         ---------    -----
         Total loans and leases   5,014,133    100.0%       5,066,809   100.0%        4,396,365    100.0%
                                               =====                    =====                      =====
Less allowance for loan and
    lease losses                     61,929                    62,253                    56,389
                                  ---------                ----------                ----------
         Total net loans and
            leases               $4,952,204                $5,004,556                $4,339,976
                                 ==========                ==========                ==========


The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 1994, total loans and leases were $5,014,133,000, a decrease of 1.0% from December 31, 1993.

Total loans and leases at March 31, 1994, represented 70.4% of total assets, 77.8% of total earning assets and 98.9% of total deposits compared to 69.7% of total assets, 78.6% of total earning assets and 97.1% of total deposits at December 31, 1993. Governmental and certain other time deposits were shifted into security repurchase agreements at March 31, 1994, December 31, 1993 and March 31, 1993 to reduce the Company's deposit insurance premiums. If these repurchase agreements were included in the deposit base, total loans and leases as a percentage of total deposits would represent 84.2%, 83.8% and 82.4%, respectively, at such dates.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 1994, commercial real estate loans totalled $895,431,000, or 17.8%, of total loans and leases. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $66,198,000 at March 31, 1994, a decrease of 2.1% from December 31, 1993. At March 31, 1994, the largest concentration of commercial real estate loans to a single borrower was $29.2 million.

Construction and land development loans decreased 14.5% from December 31, 1993 to March 31, 1994 due to repayments and loans transferred to commercial real estate.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 1994, December 31, 1993 and March 31, 1993 follows:

                                                        MARCH 31,      December 31,      March 31,
                                                          1994             1993            1993
                                                    ---------------- --------------------------------
                                                                  (dollars in thousands)
Nonperforming loans and leases:
    Nonaccrual:
         Commercial, financial and agricultural        $   9,646       $   13,823       $  13,213

         Real estate:
             Commercial                                   25,969           12,145           3,784
             Construction                                 26,547           28,571          37,981
             Residential:
                 Insured, guaranteed, or conventional      8,207            5,473           2,774
                 Home equity credit lines                    259              255             245
                                                       ---------       ----------       ---------

                 Total real estate loans                  60,982           46,444          44,784
                                                       ---------       ----------       ---------

         Consumer                                             76               45              50
         Lease financing                                       3               --              27
                                                       ---------       ----------       ---------

                 Total nonaccrual loans and leases        70,707           60,312          58,074
    Renegotiated - commercial, financial
         and agricultural                                      2               20          10,219
                                                       ---------       ----------       ---------

                 Total nonperforming loans and leases     70,709           60,332          68,293

Other real estate owned                                   13,210           13,034             256
                                                       ---------       ----------       ---------

                 Total nonperforming assets            $  83,919       $   73,366       $  68,549
                                                       =========       ==========       =========

Loans and leases past due 90 days or more
  and still accruing interest                          $  22,733       $   40,285       $  42,682
                                                       =========       ==========       =========

Nonperforming assets to total loans and leases
  and other real estate owned (end of period):
    Excluding past due loans and leases                    1.66%            1.44%           1.56%
    Including past due loans and leases                    2.11%            2.24%           2.53%

Nonperforming assets to total assets
  (end of period):
    Excluding past due loans and leases                    1.17%            1.01%           1.05%
    Including past due loans and leases                    1.48%            1.56%           1.71%

Nonperforming assets increased from $73,366,000 at December 31, 1993 to $83,919,000 at March 31, 1994. The increase of $10,553,000 was primarily attributable to two Hawaii commercial real estate loans totalling $13.6 million, offset by the settlement of a $7.0 million commercial loan. The increase is a result of the continuing weakness in the Hawaii economy and local real estate markets. Hawaii's economy, which is the worst that Hawaii has experienced since statehood, will continue to affect its level of nonperforming assets.

Loans and leases past due 90 days or more and still accruing interest totalled $22,733,000 at March 31, 1994. The decrease of $17,552,000 from December 31,
1993 to March 31, 1994 was attributable to several loans becoming current. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately secured and in the process of collection.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:



                                                         THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------
                                                    1994                            1993
                                          ------------------------         -------------------------
                                            AVERAGE       AVERAGE            Average       Average
                                            BALANCE       RATE(1)            Balance       Rate (1)
                                          -----------    ---------         ------------   ----------
                                                           (dollars in thousands)
  Interest-bearing demand                $  1,246,257      1.92 %          $  1,236,303      2.34 %
  Savings                                   1,488,406      2.03               1,423,721      3.20
  Time                                      1,432,160      4.75               1,437,082      4.71
                                         ------------                      ------------

    Total interest-bearing deposits         4,166,823      2.93               4,097,106      3.47


  Noninterest-bearing demand                  920,502        --                 913,824        --
                                         ------------                      ------------


        Total deposits                   $  5,087,325      2.40 %          $  5,010,930      2.84 %
                                         ============                      ============



  (1) Annualized.


Average deposits during the first quarter of 1994 increased $76.4 million, or 1.5%, as compared to the first quarter of 1993. Exclusive of the average deposits of Pioneer for the first quarter of 1994, average deposits decreased $315.1 million, or 6.3%. The investment by customers in higher-yielding alternative investments, generally with non-financial institutions, and the shift of public deposits, contributed to the decrease in average deposits.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------------------
                                                                     1994                          1993
                                                                -------------                 --------------
                                                                          (dollars in thousands)

Loans and leases outstanding (end of period)                   $    5,014,133                 $    4,396,365
                                                               ==============                 ==============

Average loans and leases outstanding                           $    5,045,514                 $    4,369,240
                                                               ==============                 ==============

Allowance for loan and lease losses:
   Balance at beginning of period                              $       62,253                 $       56,385
                                                               --------------                 --------------


   Loans and leases charged off:
       Commercial, financial and agricultural                           2,551                          1,058
       Real estate - commercial                                           375                             --
       Real estate - residential                                          252                             --
       Real estate - construction                                         804                          1,672
       Consumer                                                         1,488                          1,567
                                                               --------------                 --------------
          Total loans and leases charged off                            5,470                          4,297
                                                               --------------                 --------------


   Recoveries on loans and leases previously charged off:
       Commercial, financial and agricultural                             871                             32
       Real estate - mortgage                                              14                             --
       Real estate - construction                                           4                             --
       Consumer                                                           412                            365
       Lease financing                                                      2                              1
                                                               --------------                 --------------
          Total recoveries on loans and leases
            previously charged off                                      1,303                            398
                                                               --------------                 --------------
          Net charge-offs                                               4,167                          3,899
   Provision charged to expense                                         3,843                          3,903
                                                               --------------                 --------------
   Balance at end of period                                    $       61,929                 $       56,389
                                                               ==============                 ==============


Net loans and leases charged off to
   average loans and leases                                             .33%(1)                        .36%(1)
Net loans and leases charged off to
   allowance for loan and lease losses                                27.29%(1)                      28.04%(1)
Allowance for loan and lease losses to
   total loans and leases (end of period)                              1.24%                          1.28%
Allowance for loan and lease losses to
   nonperforming loans and leases (end of period):
       Excluding past due loans and leases                              .88X                           .83x
       Including past due loans and leases                              .66X                           .51x


(1)Annualized.

The allowance for loan and lease losses at March 31, 1994 was $61,929,000 and represented 1.24% of total outstanding loans and leases. This ratio was 1.23% as of December 31, 1993 and 1.28% at March 31, 1993. The ratio of allowance for loan and lease losses to nonperforming loans and leases declined from December 31, 1993 to March 31, 1994.

Net charge-offs for the first three months of 1994 were $4,167,000, an increase of $268,000 over the first three months of 1993.

OTHER OPERATING INCOME

Exclusive of securities transactions, other operating income totalled $22,928,000 for the first quarter of 1994, an increase of 27.6% over the same period in 1993. The increases were primarily attributable to the increases in trust income and other service charges/fees, and the acquisition of Pioneer.

Trust fees increased $961,000, or 17.5%, for the first quarter of 1994 over the same period in 1993. The increase was primarily the result of increases in fees from pension plans and irrevocable trusts and investment management fees which were the result of new business.

Service charges on deposit accounts increased $1,159,000, or 24.5%, for the first quarter of 1994 over the same period in 1993. This increase was partly attributable to increases in fees on checking accounts and on checks returned and paid from Pioneer.

Other service charges and fees increased $941,000, or 13.0%, for the first quarter of 1994 over the same period in 1993. This increase was partly attributable to increases in merchant discount income and commissions.

Security transactions resulted in net pre-tax gains of $141,000 for the first three months of 1994 compared to net pre-tax gains of $26,000 for the same period in 1993.

Other operating income increased $1,901,000 for the first quarter of 1994 over the same period in 1993. This increase was partly attributable to an advisory fee income and the acquisition of Pioneer.

OTHER OPERATING EXPENSES

Other operating expenses totalled $61,404,000 for the first three months of 1994, an increase of 10.5% over the first three months of 1993.

Total personnel expenses (salaries and wages and employee benefits) increased $4,332,000 for the first three months of 1994 over the same period in 1993. Personnel expenses attributable to recent acquisitions account for $2,437,000. The balance of the increase is attributable to normal merit increases and higher workers' compensation, health and payroll tax expenses.

Occupancy expense for the first three months of 1994 increased $1,225,000, or 27.2%, over the same period in 1993 with $1,130,000 attributable to the Pioneer acquisition.

Equipment expense increased $1,259,000, or 27.3%, for the first quarter of 1994 over the same period in 1993, primarily as a result of higher depreciation and rental expense and maintenance service contracts in connection with the conversion of the computer mainframes and improvements in the delivery and processing systems.

Excluding the write-off of $5,444,000 for the undepreciated cost of certain structures on the Company's redevelopment block in the first quarter of 1993, other operating expenses grew $4,446,000 for the first quarter of 1994. The recent acquisitions, lower interest capitalization on construction in progress, higher utility, professional fees and outside services and goodwill amortization primarily accounted for this increase.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first three months of 1994 was 35.2% as compared to 30.0% for the same period in 1993. The increase in the Company's effective income tax rate was primarily due to the (1) increase in the corporate tax rate as a result of the Omnibus Budget Reconciliation Act of 1993; (2) declining income from tax-exempt earning assets, primarily municipal securities; and, (3) amortization of purchase accounting adjustments (goodwill and core deposit premium) which do not have the benefit of being deductible for income tax purposes.

LIQUIDITY AND CAPITAL

Stockholders' equity was $613,032,000 at March 31, 1994, a .8% increase from $608,369,000 at December 31, 1993. Average stockholders' equity represented 8.48% of average total assets for the first quarter of 1994 compared to 8.66% in the same quarter last year. There was no significant change in the Company's liquidity position during the first quarter of 1994.

The following tables present the Company's regulatory capital position at March 31, 1994:


                           RISK-BASED CAPITAL RATIOS

                                                                  AMOUNT              RATIO
                                                               -----------            -------
                                                                     (dollars in thousands)

Tier 1 Capital                                                 $   528,477            10.26%
Tier 1 Capital minimum requirement (1)                             205,935             4.00
                                                               -----------           ------

    Excess                                                     $   322,542             6.26%
                                                               ===========           ======

Total Capital                                                  $   690,406            13.41%
Total Capital minimum requirement (1)                              411,870             8.00
                                                               -----------           ------

    Excess                                                     $   278,536             5.41%
                                                               ===========           ======

Risk-weighted assets                                           $ 5,148,379
                                                               ===========


                                 LEVERAGE RATIO

                                                                  AMOUNT              RATIO
                                                               -----------            -------
                                                                     (dollars in thousands)

Tier 1 Capital                                                 $   528,477             7.26 %
Minimum leverage requirement (2)                                   218,240             3.00
                                                               -----------           ------

    Excess                                                     $   310,237             4.26 %
                                                               ===========           ======

Average total assets, net of goodwill
    and certain intangible assets                              $ 7,274,662
                                                               ===========

(1) Risk-based capital guidelines as established by the Federal Reserve Board for bank holding companies require minimum Tier 1 and Total capital ratios of 4% and 8%, respectively.

(2) The Federal Reserve Board has stated that the Leverage Ratio of 3% is the minimum requirement for the most highly rated banking organizations which are not experiencing or anticipating significant growth. Other banking organizations are expected to maintain leverage ratios of at least one to two percent higher.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 12    Statement regarding computation of ratios.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST HAWAIIAN, INC.
                                          (Registrant)



Date    May 10, 1994                   By  /s/ HOWARD H. KARR
                                           -------------------------
                                               HOWARD H. KARR
                                            EXECUTIVE VICE PRESIDENT
                                                AND TREASURER
                                         (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


      EXHIBIT                                                                       PAGE NUMBER IN
       NUMBER                              DESCRIPTION                      QUARTERLY REPORT ON FORM 10-Q
       ------                              -----------                      -----------------------------
         12                Statement regarding computation of ratios.                     19