Form 10-Q
period 1994-06-30
FIRST HAWAIIAN INC
filed 1994-08-12
CIK 36377

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                               -----------------

                                   FORM 10-Q

         (Mark One)
         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1994
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________

                         Commission file number 0-7949

                               -----------------

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                               -----------------
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

                               -----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange
       Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
                reports), and (2) has been subject to such
                 filing requirements for the past 90 days.
                      Yes    X            No
                           -----             -----


             The number of shares outstanding of each of the issuer's
                    classes of common stock as of July 20, 1994:

                      Class                         Outstanding
        ---------------------------------       ------------------
            Common Stock, $5 Par Value           32,225,549 Shares

================================================================================

PART I.          FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                       Page
                                                                                 ----
          Consolidated Balance Sheets - June 30, 1994, December 31, 1993
                 and June 30, 1993                                                2
          Consolidated Statements of Income - Quarter and Six Months Ended
                 June 30, 1994 and 1993                                           3
          Consolidated Statements of Cash Flows - Six Months Ended
                 June 30, 1994 and 1993                                           4
          Consolidated Statements of Changes in Stockholders' Equity -
                 Quarter and Six Months Ended June 30, 1994 and 1993              5
          Notes to Consolidated Financial Statements                              5


Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      6-17

PART II.         OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                    18

Item 6.   Exhibits and Reports on Form 8-K                                       18

SIGNATURES                                                                       19

EXHIBIT INDEX                                                                    20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                             JUNE 30,          December 31,         June 30,
                                                               1994                1993               1993
                                                           ------------        -----------        -----------
                                                                                (in thousands)
ASSETS
Cash and due from banks                                      $  175,626         $  436,129          $  230,684
Interest-bearing deposits in other banks                         50,695            116,736             101,295
Federal funds sold and securities purchased
    under agreements to resell                                   80,000             35,000             239,877
Investment securities (note 2):
    Held-to-maturity (market value of $1,096,079,
         $1,144,327 and $1,040,010, respectively)             1,103,895          1,132,025           1,024,244
    Available-for-sale                                          129,517             98,453              96,719
                                                             ----------         ----------          ----------
Total investment securities                                   1,233,412          1,230,478           1,120,963
                                                             ----------         ----------          ----------
Loans and leases:
    Loans and leases                                          5,132,096          5,066,809           4,369,959
    Less allowance for loan and lease losses                     61,873             62,253              56,828
                                                             ----------         ----------          ----------
Net loans and leases                                          5,070,223          5,004,556           4,313,131
                                                             ----------         ----------          ----------
Premises and equipment (note 3)                                 253,289            249,479             230,203
Customers' acceptance liability                                   1,432                854               1,266
Core deposit premium                                             14,545             15,380              11,662
Goodwill                                                         79,549             81,231              60,006
Other assets                                                     88,958             99,288              84,973
                                                             ----------         ----------          ----------
TOTAL ASSETS                                                 $7,047,729         $7,269,131          $6,394,060
                                                             ==========         ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                               $  849,610         $  974,478          $  937,360
    Interest-bearing demand                                   1,113,356          1,143,037           1,087,895
    Savings                                                   1,359,738          1,507,200           1,326,435
    Time                                                      1,385,308          1,343,841           1,182,692
    Foreign                                                     263,088            251,572             185,227
                                                             ----------         ----------          ----------
Total deposits                                                4,971,100          5,220,128           4,719,609
Short-term borrowings                                         1,078,655          1,069,682             870,199
Acceptances outstanding                                           1,432                854               1,266
Other liabilities                                               165,317            148,331             149,357
Long-term debt                                                  210,894            221,767              65,853
                                                             ----------         ----------          ----------
Total liabilities                                             6,427,398          6,660,762           5,806,284
                                                             ----------         ----------          ----------
Stockholders' equity:
    Common stock                                                162,713            162,713             162,507
    Surplus                                                     133,821            133,820             132,889
    Retained earnings                                           330,504            311,836             292,380
    Unrealized valuation adjustment (note 2)                       (202)                --                  --
    Treasury stock                                               (6,505)                --                  --
                                                             ----------         ----------          ----------
Total stockholders' equity                                      620,331            608,369             587,776
                                                             ----------         ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $7,047,729         $7,269,131          $6,394,060
                                                             ==========         ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                     QUARTER ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------         ------------------------------
                                                      1994              1993                1994               1993
                                                  ------------      -----------         ------------     -------------
                                                            (in thousands, except shares and per share data)

INTEREST INCOME
Interest and fees on loans                         $    96,874      $    86,622          $   191,296       $   172,435
Lease financing income                                   2,702            3,289                5,620             6,613
Interest on investment securities:
      Taxable interest income                           11,231           11,567               21,943            23,439
      Exempt from Federal income taxes                   3,420            3,773                6,702             7,382
Other interest income                                    2,171            2,590                4,305             6,829
                                                   -----------      -----------          -----------       -----------
Total interest income                                  116,398          107,841              229,866           216,698
                                                   -----------      -----------          -----------       -----------
INTEREST EXPENSE
Deposits                                                29,899           31,034               60,035            66,056
Short-term borrowings                                   10,482            6,464               19,814            12,100
Long-term debt                                           3,017            1,012                5,934             2,012
                                                   -----------      -----------          -----------       -----------
Total interest expense                                  43,398           38,510               85,783            80,168
                                                   -----------      -----------          -----------       -----------
Net interest income                                     73,000           69,331              144,083           136,530
Provision for loan and lease losses                      3,288            2,903                7,131             6,806
                                                   -----------      -----------          -----------       -----------
Net interest income after provision for
  loan and lease losses                                 69,712           66,428              136,952           129,724
                                                   -----------      -----------          -----------       -----------
OTHER OPERATING INCOME
Trust income                                             6,001            5,285               12,463            10,786
Service charges on deposit accounts                      5,930            5,054               11,814             9,779
Other service charges and fees                           7,467            6,241               15,620            13,453
Securities gains, net                                        1            1,873                  142             1,899
Other                                                    1,700            1,550                4,129             2,078
                                                   -----------      -----------          -----------       -----------
Total other operating income                            21,099           20,003               44,168            37,995
                                                   -----------      -----------          -----------       -----------
OTHER OPERATING EXPENSES
Salaries and wages                                      23,057           20,879               46,284            41,507
Employee benefits                                        6,623            6,166               14,005            11,815
Occupancy expense                                        5,812            4,463               11,534             8,960
Equipment expense                                        6,191            4,921               12,064             9,535
Other (note 3)                                          19,895           17,285               39,095            37,483
                                                   -----------      -----------          -----------       -----------
Total other operating expenses                          61,578           53,714              122,982           109,300
                                                   -----------      -----------          -----------       -----------
Income before income taxes and cumulative effect
  of a change in accounting principle                   29,233           32,717               58,138            58,419
Income taxes                                            10,233           10,614               20,401            18,320
                                                   -----------      -----------          -----------       -----------
Income before cumulative effect of a
  change in accounting principle                        19,000           22,103               37,737            40,099
Cumulative effect of a change in accounting
  principle (note 2)                                        --               --                   --             3,650
                                                   -----------      -----------          -----------       -----------
NET INCOME                                         $    19,000      $    22,103          $    37,737       $    43,749
                                                   ===========      ===========          ===========       ===========
PER SHARE DATA
Income before cumulative effect of a change
  in accounting principle                          $       .59      $       .68          $      1.17       $      1.24
Cumulative effect of a change in
  accounting principle                                      --               --                   --               .11
                                                   -----------      -----------          -----------       -----------
NET INCOME                                         $       .59      $       .68          $      1.17       $      1.35
                                                   ===========      ===========          ===========       ===========
CASH DIVIDENDS                                     $      .295      $       .28          $       .59       $       .56
                                                   ===========      ===========          ===========       ===========
AVERAGE SHARES OUTSTANDING                          32,322,730       32,501,611           32,361,130        32,501,611
                                                   ===========      ===========          ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      ----------------------------
                                                                          1994              1993
                                                                      -----------         --------
                                                                              (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                          $ 436,129        $ 325,659
                                                                        ---------        ---------
Cash flows from operating activities:
    Net income                                                             37,737           43,749
    Provision for loan and lease losses                                     7,131            6,806
    Depreciation and amortization                                          11,931            9,478
    Income taxes                                                            1,832           (4,412)
    Cumulative effect of a change in
       accounting principle                                                    --           (3,650)
    Decrease (increase) in interest receivable                              1,338             (713)
    Increase (decrease) in interest payable                                (1,471)             927
    Decrease (increase) in prepaid expenses                                  (273)             863
    Write-off of building costs                                                --            5,444
                                                                        ---------        ---------
Net cash provided by operating activities                                  58,225           58,492
                                                                        ---------        ---------
Cash flows from investing activities:
    Net decrease in interest-bearing deposits
        in other banks                                                     66,041           55,021
    Net decrease (increase) in Federal funds sold and
       securities purchased under agreements to resell                    (45,000)         165,123
    Purchase of held-to-maturity investment securities                   (220,415)        (665,211)
    Proceeds from maturity of held-to-maturity investment securities      248,545          495,437
    Purchase of available-for-sale investment securities                  (61,530)              --
    Proceeds from maturity of available-for-sale investment securities     30,466               --
    Net decrease (increase) in loans and leases made to customers         (72,798)          19,697
    Capital expenditures                                                  (12,547)         (35,227)
    Other                                                                  25,011           47,333
                                                                        ---------        ---------
Net cash provided by (used in) investing activities                       (42,227)          82,173
                                                                        ---------        ---------
Cash flows from financing activities:
    Net decrease in deposits                                             (249,028)        (368,550)
    Net increase in short-term borrowings                                   8,973          156,285
    Payments on long-term debt                                            (10,873)          (5,206)
    Cash dividends paid                                                   (19,068)         (18,169)
    Purchases of treasury stock                                            (6,505)              --
                                                                        ---------        ---------
Net cash used in financing activities                                    (276,501)        (235,640)
                                                                        ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                $ 175,626        $ 230,684
                                                                        =========        =========
Supplemental disclosures:
    Interest paid                                                       $  84,312        $  79,343
                                                                        =========        =========
    Net income taxes paid                                               $  18,569        $  22,732
                                                                        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                  QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ----------------------      -------------------------
                                                    1994          1993          1994           1993
                                                  --------      --------      --------      ---------
                                                                (in thousands)
BALANCE, BEGINNING OF PERIOD                      $613,032      $574,757      $608,369      $562,196
Net income                                          19,000        22,103        37,737        43,749
Purchases of treasury stock                         (2,016)         --          (6,505)         --
Unrealized valuation adjustment (note 2)              (161)         --            (202)         --
Cash dividends                                      (9,524)       (9,084)      (19,068)      (18,169)
                                                  --------      --------      --------      --------
BALANCE, END OF PERIOD                            $620,331      $587,776      $620,331      $587,776
                                                  ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Hawaiian, Inc. and Subsidiaries (Unaudited)

1.       BASIS OF PRESENTATION
         The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries; Pioneer Federal Savings Bank and its wholly-owned subsidiary; First Hawaiian Creditcorp, Inc.; First Hawaiian Leasing, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
         Certain amounts in the consolidated financial statements for 1993 have been reclassified to conform with the 1994 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.
         In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

2.       ACCOUNTING CHANGES
         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the cumulative effect of which was the recognition of an income tax benefit of $3,650,000 in the first quarter of 1993. Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates scheduled to be in effect at the time the related temporary differences between financial reporting and tax reporting of income and expenses are expected to reverse.
The effect of changes in tax rates is recognized in income in the period that includes the enactment date.
         As of December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investment securities are to be classified in three categories and accounted for as follows: (1) held-to-maturity securities are debt securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost; (2) trading securities are debt securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in the current earnings; and (3) available-for-sale securities are debt securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from current earnings and reported in a separate component of stockholders' equity. There were no trading securities as of June 30, 1994, December 31, 1993 and June 30, 1993.

3.       OTHER OPERATING EXPENSES
         In connection with the Company's redevelopment of its former downtown headquarters block, the undepreciated cost of certain structures was written off in the first quarter of 1993. The write-off amounted to $5,444,000, and is included in "Other Operating Expenses" for that period.

4.       BUSINESS COMBINATION
         On August 6, 1993, the Company acquired all of the outstanding stock of Pioneer Fed BanCorp, Inc. ("Pioneer Holdings") for a cash purchase price of $87 million. As a result of the merger of Pioneer Holdings with and into the Company, Pioneer Federal Savings Bank ("Pioneer") became a wholly-owned subsidiary of the Company. The results of operations of Pioneer Federal Savings Bank are included in the Company's Consolidated Statements of Income from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the first six months of 1994 was $37,737,000 compared to $43,749,000 for the first six months of 1993, a decrease of 13.7%. Consolidated income from operations for the first six months of 1994 was $40,099,000, or a decrease of 5.9%, as compared to the same period in 1993, excluding the cumulative effect of the change in accounting principle of $3,650,000 in the first quarter of 1993. For the second quarter of 1994, the consolidated net income of $19,000,000 represented a decrease of 14.0% from the same quarter in 1993. The variance to last year's results was primarily attributable to: (1) a pre-tax gain of $1,873,000 from the sale of certain trading securities recognized in the second quarter of 1993; and (2) a pre-tax loss of $1,409,000 realized in the current quarter from the disposition of certain mainland real estate acquired in a foreclosure action in an earlier quarter.

On a per share basis, consolidated net income for the six months and quarter ended June 30, 1994 were $1.17 and $.59, respectively, a decrease of 13.3% and 13.2%, respectively, as compared to the same periods in 1993. Excluding the effect of the change in accounting principle, income from operations per share was $1.17 for the first six months of 1994, a decrease of 5.6% as compared to the same period in 1993.

On an annualized basis, the Company's return on average total assets for the first six months of 1994 was 1.06% compared to 1.35% for the same period in 1993 and return on average stockholders' equity was 12.39% compared to 15.42% for the same period in 1993. The decreases in return on average total assets and return on average stockholders' equity in 1994 as compared to 1993 were primarily attributable to the decrease in earnings previously mentioned.

NET INTEREST INCOME

On a fully taxable equivalent basis, net interest income increased $7,749,000, or 5.5%, to $147,771,000 for the six months ended June 30, 1994 from $140,022,000 for the same period in 1993. The increase was due to the 10.6% increase in average earning assets (principally as a result of the acquisition of Pioneer) offset by a 21 basis point (1% equals 100 basis points) decrease in the net interest margin. For the second quarter of 1994, the yield on earning assets decreased 17 basis points while there was no change in the rate paid for interest-bearing deposits and liabilities compared to the same period in 1993, resulting in a decrease in the interest rate spread from 4.28% to 4.11%. Utilizing average earning assets as the base, the net interest margin on earning assets for the second quarter of 1994 was 4.61% compared to 4.83% for the same period in 1993. The decline in yields on loans and investment securities was primarily due to maturities and refinancing of higher yielding loans and investment securities.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense, and average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied.

                                                 QUARTER ENDED JUNE 30,
                             ----------------------------------------------------------------
                                          1994                             1993
                             ------------------------------  --------------------------------
                                         INTEREST                        INTEREST
                              AVERAGE    INCOME/   YIELD/     AVERAGE    INCOME/    YIELD/
         ASSETS               BALANCE    EXPENSE   RATE (1)   BALANCE    EXPENSE    RATE (1)
                             ---------  ---------  --------  ----------  ---------  --------
                                                   (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks          $  95,028   $    884   3.73%    $  180,085  $  1,380    3.07%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                    122,559      1,198   3.92        160,337     1,210    3.03
 Investment securities       1,090,724     14,894   5.48      1,147,388    17,004    5.94
 Available-for-sale
   securities                  129,880      1,494   4.61          1,063        --      --
 Loans and leases (2),(3)    5,081,773     99,814   7.88      4,417,081    90,069    8.18
                            ----------   --------            ----------  --------
     Total earning assets    6,519,964    118,284   7.28      5,905,954   109,663    7.45
                                         --------                        --------
Nonearning assets              616,933                          612,128
                            ----------                       ----------
     Total assets           $7,136,897                       $6,518,082
                            ==========                       ==========

                                                 SIX MONTHS ENDED JUNE 30,
                             ---------------------------------------------------------------
                                          1994                             1993
                             ------------------------------  -------------------------------
                                        INTEREST                         INTEREST
                             AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/    YIELD/
         ASSETS              BALANCE    EXPENSE    RATE (1)   BALANCE    EXPENSE    RATE (1)
                             ---------  ---------  --------  ----------  ---------  --------
                                                   (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks         $  111,856   $  1,897    3.42%   $  217,546  $  3,515    3.26%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                    133,091      2,319    3.51       209,861     3,314    3.18
 Investment securities       1,083,488     29,493    5.49     1,069,134    34,074    6.43
 Available-for-sale
   securities                  119,717      2,544    4.28           534        --      --
 Loans and leases (2),(3)    5,063,744    197,301    7.86     4,393,293   179,389    8.23
                            ----------   --------            ----------  --------
     Total earning assets    6,511,896    233,554    7.23     5,890,368   220,292    7.54
Nonearning assets                        --------                        --------
                               651,438                          637,447
     Total assets           ----------                       ----------
                            $7,163,334                       $6,527,815
                            ==========                       ==========
(1) Annualized.
(2) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.
(3) Interest income for loans and leases included loan fees of $5,890 and $13,895 for the quarter and six months ended June 30, 1994, respectively, and $6,400 and $12,523 for the quarter and six months ended June 30, 1993, respectively.

                                                 QUARTER ENDED JUNE 30,
                             ----------------------------------------------------------------
                                          1994                             1993
                             ------------------------------  --------------------------------
                                         INTEREST                        INTEREST
    LIABILITIES AND           AVERAGE    INCOME/   YIELD/     AVERAGE    INCOME/    YIELD/
  SHAREHOLDERS' EQUITY        BALANCE    EXPENSE   RATE (1)   BALANCE    EXPENSE    RATE (1)
                             ---------  ---------  --------  ----------  ---------  --------
                                                   (dollars in thousands)
Interest-bearing deposits
 and liabilities:
 Deposits                   $4,202,087   $29,899    2.85%    $3,987,901   $31,083    3.13%
 Short-term borrowings       1,078,076    10,482    3.90        823,733     6,464    3.15
 Long-term debt                210,232     3,017    5.75         66,678     1,012    6.08
                            ----------   -------             ----------   -------
   Total interest-bearing
     deposits and
     liabilities             5,490,395    43,398    3.17      4,878,312    38,559    3.17
                                         -------    ----                  -------
   Interest rate spread                             4.11%                            4.28%
                                                    ====                             ====
Noninterest-bearing demand
 deposits                      885,748                         920,765
Other liabilities              141,447                         140,753
                            ----------                      ----------
   Total liabilities         6,517,590                       5,939,830

Stockholders' equity           619,307                         578,252
                            ----------                      ----------
   Total liabilities and
     stockholders' equity   $7,136,897                      $6,518,082
                            ==========                      ==========
   Net interest income
     and margin on
     earning assets                       74,886    4.61%                  71,104    4.83%
                                                    ====                             ====
Tax equivalent adjustment                  1,886                            1,822
                                         -------                          -------
   Net interest income                   $73,000                          $69,282
                                         =======                          =======

                                                 SIX MONTHS ENDED JUNE 30,
                             ----------------------------------------------------------------
                                          1994                             1993
                             ------------------------------  --------------------------------
                                         INTEREST                        INTEREST
    LIABILITIES AND           AVERAGE    INCOME/   YIELD/     AVERAGE    INCOME/    YIELD/
  SHAREHOLDERS' EQUITY        BALANCE    EXPENSE   RATE (1)   BALANCE    EXPENSE    RATE (1)
                             ---------  ---------  --------  ----------  ---------  --------
                                                   (dollars in thousands)
Interest-bearing deposits
 and liabilities:
 Deposits                   $4,184,553  $60,035     2.89%    $4,042,202  $66,158     3.30%
 Short-term borrowings       1,098,751   19,814     3.64        773,395   12,100     3.16
 Long-term debt                211,571    5,934     5.66         67,073    2,012     6.05
                            ----------  -------              ----------  -------
   Total interest-bearing
     deposits and
     liabilities             5,494,875   85,783     3.15      4,882,670   80,270     3.32
                                        -------     ----                 -------     ----
   Interest rate spread                             4.08%                            4.22%
                                                    ====                             ====
Noninterest-bearing demand
 deposits                      903,029                          917,314
Other liabilities              151,063                          155,646
                            ----------                       ----------
   Total liabilities         6,548,967                        5,955,630

Stockholders' equity           614,367                          572,185
                            ----------                       ----------
   Total liabilities and
     stockholders' equity   $7,163,334                       $6,527,815
                            ==========                       ==========
   Net interest income
     and margin on
     earning assets                      147,771    4.58%                 140,022    4.79%
                                                    ====                             ====
Tax equivalent adjustment                  3,688                            3,594
                                        --------                         --------
   Net interest income                  $144,083                         $136,428
                                        ========                         ========

(1) Annualized.

INVESTMENT SECURITIES

Comparative book and market values of held-to-maturity securities at June 30, 1994, December 31, 1993, and June 30, 1993 were as follows:

                                            June 30,           December 31,           June 30,
                                              1994                 1993                 1993
                                           ----------          ------------          ----------
                                                              (in thousands)
        Book value                         $1,103,895           $1,132,025           $1,024,244

        Unrealized gains                        6,827               14,036               16,600

        Unrealized losses                     (14,643)              (1,734)                (834)
                                           ----------           ----------           ----------

        Market value                       $1,096,079           $1,144,327           $1,040,010
                                           ==========           ==========           ==========


The decrease in unrealized gains and increase in unrealized losses from December 31, 1993 are attributable to the rise in the overall level of interest rates resulting from monetary actions of the Federal Reserve Board during the first six months of 1994.




Gross realized gains and losses for the six months ended June 30, 1994 and 1993 were as follows:

                                             1994             1993
                                             ----             -----
                                                (in thousands)
         Realized gains                      $143             $1,962

         Realized losses                        1                 63
                                             ----             ------

         Securities gains, net               $142             $1,899
                                             ====             ======


Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at June 30, 1994, December 31, 1993 and June 30, 1993:

                                      JUNE 30, 1994         December 31, 1993            June 30, 1993
                                 ----------------------   --------------------        ------------------
                                      AMOUNT      %            Amount      %            Amount       %
                                 ----------- -------      -----------    -----        ----------    ----
                                                           (dollars in thousands)
Commercial, financial and
  agricultural                   $1,216,608     23.7%      $1,208,912    23.8%       $1,114,749     25.5%
Real estate:
    Commercial                      941,716     18.3          882,628    17.4           755,654     17.3
    Construction                    270,420      5.3          317,036     6.2           383,682      8.8
    Residential:
         Insured, guaranteed or
              conventional        1,488,430     29.0        1,427,299    28.2           901,572     20.6
         Home equity credit
               lines                356,015      6.9          358,662     7.1           361,875      8.3
                                  ---------    -----       ----------   -----         ---------    -----
         Total real estate loans  3,056,581     59.5        2,985,625    58.9         2,402,783     55.0
                                  ---------    -----       ----------   -----         ---------    -----
Consumer                            449,721      8.8          459,910     9.1           450,919     10.3
Lease financing                     193,837      3.8          201,449     4.0           192,720      4.4
Foreign                             215,349      4.2          210,913     4.2           208,788      4.8
                                  ---------    -----       ----------   -----         ---------    -----
         Total loans and leases   5,132,096    100.0%       5,066,809   100.0%        4,369,959    100.0%
                                               =====                    =====                      =====

Less allowance for loan and
    lease losses                     61,873                    62,253                    56,828
                                  ---------                ----------                ----------
         Total net loans and
           leases                $5,070,223                $5,004,556                $4,313,131
                                 ==========                ==========                ==========


The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 1994, total loans and leases were $5,132,096,000, an increase of 1.3% from December 31, 1993.

Total loans and leases at June 30, 1994, represented 72.8% of total assets, 79.0% of total earning assets and 103.2% of total deposits compared to 69.7% of total assets, 78.6% of total earning assets and 97.1% of total deposits at December 31, 1993. Governmental and certain other time deposits were shifted into security repurchase agreements at June 30, 1994, December 31, 1993 and June 30, 1993 to reduce the Company's deposit insurance premiums. If these repurchase agreements were included in the deposit base, total loans and leases as a percentage of total deposits would represent 88.4%, 83.8% and 79.0%, respectively, at such dates.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 1994, commercial real estate loans totalled $941,716,000, or 18.3%, of total loans and leases. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $60.9 million at June 30, 1994, a decrease of 9.9% from December 31, 1993. At June 30, 1994, the largest concentration of commercial real estate loans to a single borrower was $40.3 million.

Commercial loans outstanding remained virtually unchanged since year-end, reflecting the continuing weakness in the Hawaii economy and corresponding lack of growth in appropriate lending opportunities. Construction and land development loans decreased 14.7% from December 31, 1993 to June 30, 1994 due to repayments and loans transferred to commercial real estate because of project completion and receipt of permanent financing.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 1994, December 31, 1993 and June 30, 1993 follows:

                                                        JUNE 30,       December 31,      June 30,
                                                          1994             1993            1993
                                                       ---------       ----------       ----------
                                                                  (dollars in thousands)
Nonperforming loans and leases:
    Nonaccrual:
         Commercial, financial and agricultural        $   3,713       $   13,823       $  12,332
         Real estate:
             Commercial                                   22,675           12,145           3,559
             Construction                                 11,835           28,571          41,388
             Residential:
                 Insured, guaranteed, or conventional      8,389            5,473           4,400
                 Home equity credit lines                    229              255             248
                                                       ---------       ----------       ---------
                 Total real estate loans                  43,128           46,444          49,595
                                                       ---------       ----------       ---------
         Consumer                                             --               45              75
                                                       ---------       ----------       ---------
                 Total nonaccrual loans and leases        46,841           60,312          62,002
    Renegotiated - commercial, financial
         and agricultural                                 14,784               20              49
                                                       ---------       ----------       ---------
                 Total nonperforming loans and leases     61,625           60,332          62,051
Other real estate owned                                    2,264           13,034           2,841
                                                       ---------       ----------       ---------
                 Total nonperforming assets            $  63,889       $   73,366       $  64,892
                                                       =========       ==========       =========
Loans and leases past due 90 days or more
    and still accruing interest                        $  38,076       $   40,285       $  30,013
                                                       =========       ==========       =========
Nonperforming assets to total loans and leases
  and other real estate owned (end of period):
    Excluding past due loans and leases                     1.24%            1.44%           1.48%
    Including past due loans and leases                     1.99%            2.24%           2.17%
Nonperforming assets to total assets
  (end of period):
    Excluding past due loans and leases                      .91%            1.01%           1.01%
    Including past due loans and leases                     1.45%            1.56%           1.48%

Nonperforming assets decreased from $73,366,000 at December 31, 1993 to $63,889,000 at June 30, 1994. The decrease was primarily attributable to the repayment of a $7.0 million commercial loan, the sale of a $10.0 million property held as other real estate owned and several commercial loans totalling $12.5 million which were returned to accrual from nonaccrual status, offset by the addition to nonperforming loan status of two Hawaii commercial real estate loans totalling $13.6 million.

Loans and leases past due 90 days or more and still accruing interest totalled $38,076,000 at June 30, 1994, a decrease of 5.5% from December 31, 1993. All of the loans which are past due 90 days or more and still accruing interest are in management's judgement adequately collateralized and in the process of collection.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                              QUARTER ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                                  -------------------------------------------     --------------------------------------------
                                          1994                   1993                     1994                   1993
                                  -------------------    --------------------     -------------------    ---------------------
                                   AVERAGE    AVERAGE     AVERAGE     AVERAGE       AVERAGE   AVERAGE      AVERAGE     AVERAGE
                                   BALANCE    RATE(1)     BALANCE     RATE(1)       BALANCE   RATE(1)      BALANCE     RATE(1)
                                  ----------  -------     ----------  -------     ----------  -------     ----------   -------
                                                                    (dollars in thousands)
Interest-bearing demand           $1,144,291   1.95%      $1,210,477   2.26%       $1,194,993  1.93%      $1,223,319     2.30%

Savings                            1,120,150   2.15        1,384,630   2.55         1,303,261  2.08        1,404,068     2.88
Time                               1,937,646   3.79        1,392,794   4.46         1,686,299  4.20        1,414,815     4.59
                                  ----------              ----------               ----------             ----------
 Total interest-bearing deposits   4,202,087   2.85        3,987,901   3.13         4,184,553  2.89        4,042,202     3.30

Noninterest-bearing demand           885,748    --           920,765     --           903,029    --          917,314       --
                                  ----------              ----------               ----------             ----------
  Total deposits                  $5,087,835   2.36%      $4,908,666   2.54%       $5,087,582  2.38%      $4,959,516     2.69%
                                  ==========              ==========               ==========             ==========

(1) Annualized.

Average deposits for the six months ended June 30, 1994 increased $128.1 million, or 2.6%, compared to the same period in 1993. For the current quarter, average deposits increased $179.2 million, or 3.7%, as compared to the second quarter of 1993. Exclusive of the average deposits of Pioneer for the six months and quarter ended June 30, 1994 (which consisted primarily of time deposits), average deposits decreased $207.0 million, or 4.2%, and $260.4 million, or 5.3%, respectively, compared to the same periods in 1993. The investment by customers in higher-yielding alternative investments, generally with non-financial institutions, and the shift of public deposits into security repurchase agreements, contributed to the decrease in average deposits.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

                                                          QUARTER ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                   -------------------------      --------------------------
                                                      1994           1993            1994            1993
                                                   ----------     ----------      ----------      ----------
                                                                     (dollars in thousands)
Loans and leases outstanding                       $5,132,096     $4,369,959      $5,132,096      $4,369,959
                                                   ==========     ==========      ==========      ==========

Average loans and leases outstanding               $5,081,773     $4,417,081      $5,063,744      $4,393,293
                                                   ==========     ==========      ==========      ==========

Allowance for loan and lease losses summary:
   Balance at beginning of period                  $   61,929     $   56,389      $   62,253      $   56,385
                                                   ----------     ----------      ----------      ----------

   Loans and leases charged off:
       Commercial, financial and agricultural             557            570           3,108           1,628
       Real estate - mortgage                             525             50           1,152              50
       Real estate - construction                       1,401            600           2,205           2,272
       Consumer                                         1,516          1,797           3,004           3,364
       Lease financing                                      1             --               1              --
                                                   ----------     ----------      ----------      ----------
          Total loans and leases charged off            4,000          3,017           9,470           7,314
                                                   ----------    -----------      ----------      ----------

   Recoveries on loans and leases charged off:
       Commercial, financial and agricultural              15            121             886             153
       Real estate - mortgage                              31              1              45               1
       Real estate - construction                         201             --             205              --
       Consumer                                           407            430             819             795
       Lease financing                                      2              1               4               2
                                                   ----------    -----------      ----------     -----------
          Total recoveries on loans and leases
            charged off                                   656            553           1,959             951
                                                   ----------     ----------      ----------      ----------
          Net charge-offs                              (3,344)        (2,464)         (7,511)         (6,363)
   Provision charged to expense                         3,288          2,903           7,131           6,806
                                                   ----------     ----------      ----------      ----------
   Balance at end of period                        $   61,873     $   56,828      $   61,873      $   56,828
                                                   ==========     ==========      ==========      ==========
Ratio of net loans and leases charged off to
   average loans and leases                              .26%(1)        .22%(1)         .29%(1)         .29%(1)
Ratio of net loans and leases charged off to
   allowance for loan and lease losses                 21.68%(1)      17.39%(1)       29.49%(1)       22.58%(1)
Ratio of allowance for loan and lease losses to
   total loans and leases (end of period)               1.21%          1.30%           1.21%           1.30%
Ratio of allowance for loan and lease losses to
   nonperforming loans and leases (end of period):
       Excluding past due loans and leases            100.40%         91.58%         100.40%          91.58%
       Including past due loans and leases             62.06%         61.73%          62.06%          61.73%

(1)   Annualized.

For the first six months of 1994, the provision for loan and lease losses was $7,131,000, an increase of $325,000, or 4.8%, over the first six months of 1993. The provision for loan and lease losses was $3,288,000 for the second quarter of 1994, an increase of $385,000, or 13.3%, over the second quarter of 1993. These increases are consistent with the increase in net-charge-offs for the respective periods.

Net charge-offs for the first six months of 1994 were $7,511,000, an increase of $1,148,000, or 18.0%, over the first six months of 1993. Net charge-offs for the second quarter of 1994 were $3,344,000 compared to $2,464,000 a year ago. Management believes that the increased levels of net charge-offs, which reflect the continuing weakness in the Hawaii economy and local real estate markets, may continue in future periods.

OTHER OPERATING INCOME

Exclusive of securities transactions, other operating income for the first six months and second quarter of 1994 increased 22.0% and 16.4%, respectively, over the same periods in 1993. The increases were primarily attributable to the increases in trust income and service charges/fees described below, and the acquisition of Pioneer.

Trust fees increased $1,677,000, or 15.5%, for the first six months of 1994 over the same period in 1993. Similarly, trust fees increased 13.5% for the second quarter of 1994 over the first quarter of 1993. The increases were primarily the result of increases in fees from pension plans and irrevocable trusts and investment management fees which were the result of new business.

Service charges on deposit accounts increased $2,035,000, or 20.8%, and $876,000, or 17.3%, for the first six months and second quarter of 1994, respectively, over the same periods in 1993. These increases were primarily attributable to increases in fees on checking accounts and service fees at Pioneer.

Other service charges and fees increased $2,167,000, or 16.1%, and $1,226,000, or 19.6%, for the first six months and second quarter of 1994, respectively, over the same periods in 1993. These increases were primarily attributable to increases in merchant discount income and commissions.

Security transactions resulted in a net pre-tax gain of $142,000 and $1,000 for the first six months and second quarter of 1994, respectively, compared to a net pre-tax gain of $1,899,000 and $1,873,000, respectively, for the same periods in 1993. The Company recognized a pre-tax gain of $1,873,000 from the sale of certain trading securities in the second quarter of 1993.

Other operating income increased $2,051,000 and $150,000 for the first six months and second quarter of 1994, respectively, over the same periods in 1993. The increase for the first six months of 1994 was primarily attributable to advisory fee income and the acquisition of Pioneer.

OTHER OPERATING EXPENSES

Other operating expenses totalled $122,982,000 for the first six months of 1994, an increase of $13,682,000, or 12.5% over the first six months of 1993. Other operating expenses totalled $61,578,000 for the second quarter of 1994, an increase of $7,864,000, or 14.6%, over the second quarter of 1993.

Total personnel expenses (salaries and wages and employee benefits) increased $6,967,000, or 13.1%, for the first six months of 1994 over the same period in 1993. Personnel expenses attributable to recent acquisitions account for $3,859,000 of the increase. The balance of the increase was attributable to normal merit increases and higher workers' compensation, health and payroll tax expenses. Total personnel expenses increased 9.7% for the second quarter of 1994 over the same quarter in 1993.

Occupancy expense for the first six months of 1994 increased $2,574,000, or 28.7%, over the same period in 1993 with $2,437,000 attributable to the Pioneer acquisition. Occupancy expense increased 30.2% for the second quarter of 1994 over the same quarter in 1993.

Equipment expense increased $2,529,000, or 26.5%, for the first six months of 1994 over the same period in 1993, primarily as a result of higher depreciation and rental expense and maintenance service contracts in connection with the migration from a Unisys to IBM information technology platform and improvements in the delivery and processing systems. Equipment expense increased 25.8% for the second quarter of 1994 over the same quarter in 1993.

Excluding the loss of $1,409,000 on the disposition of certain other real estate owned in the second quarter of 1994 and the write-off of $5,444,000 for the undepreciated cost of certain structures on the Company's redevelopment block in the first quarter of 1993, other operating expenses increased $5,647,000, or 17.6%, for the first six months of 1994 over the same period in 1993. The acquisition of Pioneer accounts for $3,383,000 of this increase. The remainder of the increase was due to higher utility, professional fees and outside services. Other operating expense increased 15.1% for the second quarter of 1994 over the same quarter in 1993.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the six months and quarter ended June 30, 1994 was 35.1% and 35.0%, respectively, as compared to 31.4% and 32.4%, respectively, for the same periods in 1993. The increase in the Company's effective income tax rate was primarily due to (1) the increase in the corporate tax rate as a result of the Omnibus Budget Reconciliation Act of 1993; (2) declining income from tax-exempt earning assets, primarily municipal securities; and, (3) amortization of purchase accounting adjustments (goodwill and core deposit premium) which do not have the benefit of being deductible for income tax purposes.

LIQUIDITY AND CAPITAL

Stockholders' equity was $620,331,000 at June 30, 1994, a 2.0% increase from $608,369,000 at December 31, 1993. Average stockholders' equity represented 8.68% of average total assets for the second quarter of 1994 compared to 8.87% in the same quarter last year. There was no significant change in the Company's liquidity position during the second quarter of 1994.

The following tables present the Company's regulatory capital position at June 30, 1994:


                           RISK-BASED CAPITAL RATIOS

                                                                 AMOUNT              RATIO
                                                               ----------            -----
                                                          (dollars in thousands)
Tier 1 Capital                                                 $  536,924             9.91%
Tier 1 Capital minimum requirement(1)                             216,639             4.00
                                                               ----------            -----

    Excess                                                     $  320,285             5.91%
                                                               ==========            =====

Total Capital                                                  $  698,797            12.90%
Total Capital minimum requirement(1)                              433,279             8.00
                                                               ----------            -----

    Excess                                                     $  265,518             4.90%
                                                               ==========            =====

Risk-weighted assets                                           $5,415,984
                                                               ==========


                                LEVERAGE RATIO

                                                                 AMOUNT              RATIO
                                                               ----------            -----
                                                          (dollars in thousands)
Tier 1 Capital to average total assets
    (Tier 1 Leverage Ratio)                                    $  536,924             7.61%
Minimum leverage requirement(2)                                   211,599             3.00
                                                               ----------            -----

    Excess                                                     $  325,325             4.61%
                                                               ==========            =====

Average total assets, net of goodwill
    and certain intangible assets                              $7,053,288
                                                               ==========



(1) Risk-based capital guidelines as established by the Federal Reserve Board for bank holding companies require minimum Tier 1 and Total capital ratios of 4% and 8%, respectively.

(2) The Leverage Ratio of 3% is the minimum requirement for the most highly rated banking organizations which are not experiencing or anticipating significant growth. According to the Federal Reserve Board, other banking organizations will be expected to maintain capital at higher levels of at least an additional one to two percent.

                          PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of stockholders held on April 21, 1994, the stockholders voted on the following matters:

          (a) Fix the total number of Directors at fifteen: for - 29,557,246 (99.4%), against - 98,821 (.3%), abstained - 86,351 (.3%) and unvoted - 7 (-%).

          (b) Election of five directors for a term of three years expiring in 1997, or until their successors are elected and qualified:

                                                                     Votes
                                              ----------------------------------------------------
                    Name                               For                            Withheld
                    ----                               ---                            --------
                 John W.A. Buyers             29,621,057   (99.7%)                 121,368   (.4%)
                 John C. Couch                29,646,696   (99.7%)                  95,729   (.3%)
                 David M. Haig                29,645,996   (99.7%)                  96,429   (.3%)
                 Dr. Roderick F. McPhee       29,609,839   (99.6%)                 132,586   (.4%)
                 Robert J. Pfeiffer           29,618,844   (99.6%)                 123,581   (.4%)

                 There were no abstentions or unvoted shares.

          (c) Election of Coopers & Lybrand as the Auditor of the Company to serve for the ensuing year: for -29,532,341 (99.3%), against
                 - 83,734 (.3%), abstained - 126,344 (.4%) and unvoted - 6
                 (-%).

          (d) Approve amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock, par value $5 per share, from 66,500,000 to 100,000,000: for -
                 27,502,065 (92.5%), against - 2,140,364 (7.2%), abstained -
                 99,783 (.3%) and unvoted - 213 (-%).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 Exhibit 3     Amended and Restated Certificate of Incorporation

                 Exhibit 12 Statement regarding computation of consolidated ratios of earnings to fixed charges.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST HAWAIIAN, INC.
                                        (REGISTRANT)



Date  August 9, 1994                By  /s/ HOWARD H. KARR
      --------------                    -------------------------------------
                                        HOWARD H. KARR
                                        EXECUTIVE VICE PRESIDENT AND TREASURER
                                        (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


      EXHIBIT                                                                                 PAGE NUMBER IN
       NUMBER                              DESCRIPTION                                  QUARTERLY REPORT FORM 10-Q
       ------                              -----------                                  --------------------------
          3                   Amended and Restated Certificate of Incorporation                     21

         12                   Statement re: computation of ratios.                                  24