Form 10-Q
period 1994-09-30
FIRST HAWAIIAN INC
filed 1994-11-14
CIK 36377

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                 ____________

                                   FORM 10-Q

 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1994
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from . . . . . . . . . . to . . . . . . . .

                         Commission file number 0-7949
                                 ____________

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)
                                 ____________


              DELAWARE                                      99-0156159
      (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

  1132 BISHOP STREET, HONOLULU, HAWAII                          96813
(Address of principal executive offices)                      (Zip Code)

                                (808) 525-7000
             (Registrant's telephone number, including area code)
                                 ____________

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


  The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994:

            Class                                            Outstanding
- ---------------------------------                        ------------------
  Common Stock, $5 Par Value                              31,984,255 Shares


================================================================================

PART I.          FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                               Page
                                                                                                         ----
          Consolidated Balance Sheets - September 30, 1994, December 31, 1993
                 and September 30, 1993                                                                    2
          Consolidated Statements of Income - Quarter and Nine Months Ended
                 September 30, 1994 and 1993                                                               3
          Consolidated Statements of Cash Flows - Nine Months Ended
                 September 30, 1994 and 1993                                                               4
          Consolidated Statements of Changes in Stockholders' Equity -
                 Quarter and Nine Months Ended September 30, 1994 and 1993                                 5
          Notes to Consolidated Financial Statements                                                       5


Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                              7 - 18

PART II.         OTHER INFORMATION

Item 5.   Other Information                                                                               19

Item 6.   Exhibits and Reports on Form 8-K                                                                19

SIGNATURES                                                                                                20

EXHIBIT INDEX                                                                                             21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                           SEPTEMBER 30,   December 31,     September 30,
                                                           -------------   ------------     -------------
                                                               1994            1993              1993
                                                           -------------   ------------     -------------
                                                                           (in thousands)
ASSETS
Cash and due from banks                                    $  215,167       $  436,129        $  234,004
Interest-bearing deposits in other banks                       23,622          116,736           239,894
Federal funds sold and securities purchased
    under agreements to resell                                154,523           35,000           134,939
Investment securities (note 2):
    Held-to-maturity (market value of $1,003,339,
         $1,144,327 and $1,081,043, respectively)           1,012,076        1,132,025         1,065,347
    Available-for-sale                                        126,826           98,453           106,115
                                                           ----------       ----------        ----------
Total investment securities                                 1,138,902        1,230,478         1,171,462
                                                           ----------       ----------        ----------
Loans and leases:
    Loans and leases                                        5,278,372        5,066,809         4,965,725
    Less allowance for loan and lease losses                   61,660           62,253            61,882
                                                           ----------       ----------        ----------
Net loans and leases                                        5,216,712        5,004,556         4,903,843
                                                           ----------       ----------        ----------
Premises and equipment (note 3)                               258,700          249,479           241,480
Customers' acceptance liability                                 1,738              854             1,125
Core deposit premium                                           14,132           15,380            15,797
Goodwill                                                       79,802           81,231            80,336
Other assets                                                  105,124           99,288           112,394
                                                           ----------       ----------        ----------
TOTAL ASSETS                                               $7,208,422       $7,269,131        $7,135,274
                                                           ==========       ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                             $  841,071       $  974,478        $  912,443
    Interest-bearing demand                                 1,105,409        1,143,037         1,416,743
    Savings                                                 1,296,983        1,507,200         1,214,246
    Time                                                    1,441,110        1,343,841         1,367,533
    Foreign                                                   374,423          251,572           184,297
                                                           ----------       ----------        ----------
Total deposits                                              5,058,996        5,220,128         5,095,262
Short-term borrowings                                       1,115,930        1,069,682         1,040,665
Acceptances outstanding                                         1,738              854             1,125
Other liabilities                                             182,358          148,331           174,849
Long-term debt                                                220,418          221,767           225,951
                                                           ----------       ----------        ----------
Total liabilities                                           6,579,440        6,660,762         6,537,852
                                                           ----------       ----------        ----------
Stockholders' equity:
    Common stock                                              162,713          162,713           162,507
    Surplus                                                   133,821          133,820           132,889
    Retained earnings                                         340,777          311,836           302,026
    Unrealized valuation adjustment (note 2)                     (476)            --                --
    Treasury stock                                             (7,853)            --                --
                                                           ----------       ----------        ----------
Total stockholders' equity                                    628,982          608,369           597,422
                                                           ----------       ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $7,208,422       $7,269,131        $7,135,274
                                                           ==========       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                          QUARTER ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                  -----------------------------         ------------------------------
                                                      1994              1993                1994               1993
                                                  ------------      -----------         ------------     -------------
                                                            (in thousands, except shares and per share data)
INTEREST INCOME
Interest and fees on loans                        $    105,810      $    90,502         $    297,106      $    262,937
Lease financing income                                   2,480            3,343                8,100             9,956
Interest on investment securities:
     Taxable interest income                            11,761           10,594               33,704            34,033
     Exempt from Federal income taxes                    3,269            3,679                9,971            11,061
Other interest income                                    1,056            3,091                5,361             9,920
                                                  ------------      -----------         ------------      ------------
Total interest income                                  124,376          111,209              354,242           327,907
                                                  ------------      -----------         ------------      ------------
INTEREST EXPENSE
Deposits                                                33,449           31,426               93,484            97,482
Short-term borrowings                                   11,884            7,085               31,698            19,185
Long-term debt                                           2,767            2,145                8,701             4,157
                                                  ------------      -----------         ------------      ------------
Total interest expense                                  48,100           40,656              133,883           120,824
                                                  ------------      -----------         ------------      ------------
Net interest income                                     76,276           70,553              220,359           207,083
Provision for loan and lease losses                      6,548            3,213               13,679            10,019
                                                  ------------      -----------         ------------      ------------
Net interest income after provision for
     loan and lease losses                              69,728           67,340              206,680           197,064
                                                  ------------      -----------         ------------      ------------
OTHER OPERATING INCOME
Trust income                                             5,250            5,002               17,713            15,788
Service charges on deposit accounts                      6,093            5,896               17,907            15,675
Other service charges and fees                           7,802            6,923               23,422            20,376
Securities gains, net                                       33               54                  175             1,953
Other                                                    1,927            2,962                6,056             5,040
                                                  ------------      -----------         ------------      ------------
Total other operating income                            21,105           20,837               65,273            58,832
                                                  ------------      -----------         ------------      ------------
OTHER OPERATING EXPENSES
Salaries and wages                                      22,927           21,675               69,211            63,182
Employee benefits                                        6,950            6,658               20,955            18,473
Occupancy expense                                        5,873            5,257               17,407            14,217
Equipment expense                                        6,144            5,223               18,208            14,758
Other (note 3)                                          18,595           18,216               57,690            55,699
                                                  ------------      -----------         ------------      ------------
Total other operating expenses                          60,489           57,029              183,471           166,329
                                                  ------------      -----------         ------------      ------------
Income before income taxes and cumulative effect
     of a change in accounting principle                30,344           31,148               88,482            89,567
                                                  ------------      -----------         ------------      ------------
INCOME TAXES
Provision before effect of change in tax rate           10,567           10,496               30,968            28,816
Adjustment to deferred tax liability for
     change in tax rate (note 2)                            --            1,520                   --             1,520
Adjustment to current tax provision for
     change in tax rate (note 2)                            --              402                   --               402
                                                  ------------      -----------         ------------      ------------
Total income taxes                                      10,567           12,418               30,968            30,738
                                                  ------------      -----------         ------------      ------------
Income before cumulative effect of a
     change in accounting principle                     19,777           18,730               57,514            58,829
Cumulative effect of a change in accounting
     principle (note 2)                                     --               --                   --             3,650
                                                  ------------      -----------         ------------      ------------
NET INCOME                                        $     19,777      $    18,730         $     57,514      $     62,479
                                                  ============      ===========         ============      ============
PER SHARE DATA
Income before cumulative effect of a change
     in accounting principle                      $        .61      $       .57         $       1.78      $       1.81
Cumulative effect of a change in accounting
     principle                                              --               --                   --               .11
                                                  ------------      -----------         ------------      ------------
NET INCOME                                        $        .61      $       .57         $       1.78      $       1.92
                                                  ============      ===========         ============      ============
CASH DIVIDENDS                                    $       .295      $       .28         $       .885      $        .84
                                                  ============      ===========         ============      ============
AVERAGE SHARES OUTSTANDING                          32,255,897       32,501,611           32,326,053        32,501,611
                                                  ============      ===========         ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                             1994                           1993
                                                                          ---------                      ---------
                                                                                      (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                            $ 436,129                      $ 325,659
                                                                          ---------                      ---------
Cash flows from operating activities:
    Net income                                                               57,514                         62,479
    Provision for loan and lease losses                                      13,679                         10,019
    Depreciation and amortization                                            18,143                         15,113
    Income taxes                                                             10,392                         (2,731)
    Adjustment to current tax provision
       for change in tax rate                                                    --                            402
    Adjustment to deferred tax liability
       for change in tax rate                                                    --                          1,520
    Cumulative effect of a change in
       accounting principle                                                      --                         (3,650)
    Decrease in interest receivable                                           3,896                          3,428
    Increase in interest payable                                                689                          1,852
    Increase in prepaid expenses                                             (5,745)                        (3,194)
    Write-off of building costs                                                  --                          5,444
                                                                          ---------                      ---------
Net cash provided by operating activities                                    98,568                         90,682
                                                                          ---------                      ---------
Cash flows from investing activities:
    Net decrease (increase) in interest-bearing deposits
       in other banks                                                        93,114                        (83,578)
    Net decrease (increase) in Federal funds sold and
       securities purchased under agreements to resell                     (119,523)                       270,061
    Purchase of held-to-maturity investment securities                     (239,404)                      (874,815)
    Proceeds from maturity of held-to-maturity investment securities        110,595                        453,716
    Proceeds from sale of held-to-maturity investment securities            248,758                        262,450
    Purchase of available-for-sale investment securities                    (75,018)                            --
    Proceeds from maturity of available-for-sale investment
       securities                                                            32,645                             --
    Proceeds from sale of available-for-sale investment securities           14,000                             --
    Net increase in loans and leases made to customers                     (225,835)                       (51,651)
    Capital expenditures                                                    (22,344)                       (47,884)
    Purchase of Pioneer Fed BanCorp, Inc., net of cash acquired                  --                        (68,950)
    Other                                                                    16,140                         33,133
                                                                          ---------                      ---------
Net cash used in investing activities                                      (166,872)                      (107,518)
                                                                          ---------                      ---------
Cash flows from financing activities:
    Net decrease in deposits                                               (161,132)                      (418,839)
    Net increase in short-term borrowings                                    46,248                        280,614
    Proceeds from long-term debt                                                 --                        105,882
    Payments on long-term debt                                               (1,349)                       (15,223)
    Cash dividends paid                                                     (28,572)                       (27,253)
    Purchase of treasury stock                                               (7,853)                            --
                                                                          ---------                      ---------
Net cash used in financing activities                                      (152,658)                       (74,819)
                                                                          ---------                      ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                  $ 215,167                      $ 234,004
                                                                          =========                      =========
Supplemental disclosures:
    Interest paid                                                         $ 133,194                      $ 119,116
                                                                          =========                      =========
    Net income taxes paid                                                 $  20,576                      $  31,547
                                                                          =========                      =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
First Hawaiian, Inc. and Subsidiaries (Unaudited)

                                                QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------      -------------------------------
                                                    1994          1993                 1994          1993
                                                 ---------      ---------            ---------     ---------
                                                                      (in thousands)
BALANCE, BEGINNING OF PERIOD                      $620,331      $587,776             $608,369      $562,196
Net income                                          19,777        18,730               57,514        62,479
Purchase of treasury stock                          (1,348)           --               (7,853)           --
Unrealized valuation adjustment (note 2)              (274)           --                 (476)           --
Cash dividends                                      (9,504)       (9,084)             (28,572)      (27,253)
                                                  --------      --------             --------      --------
BALANCE, END OF PERIOD                            $628,982      $597,422             $628,982      $597,422
                                                  ========      ========             ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Hawaiian, Inc. and Subsidiaries (Unaudited)

1.       BASIS OF PRESENTATION
The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries -- First Hawaiian Bank and its wholly-owned subsidiaries; Pioneer Federal Savings Bank and its wholly-owned subsidiary; First Hawaiian Creditcorp, Inc.; First Hawaiian Leasing, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
         Certain amounts in the consolidated financial statements for 1993 have been reclassified to conform with the 1994 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.
         In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

2.       ACCOUNTING CHANGES
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the cumulative effect of which was the recognition of an income tax benefit of $3,650,000 in the first quarter of 1993. Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates scheduled to be in effect at the time the related temporary differences between financial reporting and tax reporting of income and expenses are expected to reverse.
The effect of changes in tax rates is recognized in income in the period that includes the enactment date. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law, increasing the Federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993. As a result, the Company recognized adjustments to its deferred tax liability and current tax provision of $1,520,000 and $402,000, respectively, in the third quarter of 1993.
         As of December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investment securities are to be classified in three categories and accounted for as follows: (1) held-to-maturity securities are debt securities which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost; (2) trading securities are debt securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in the current earnings; and (3) available-for-sale securities are debt securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from current earnings and reported in a separate component of stockholders' equity. There were no trading securities as of September 30, 1994 and December 31, 1993.
         Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under SFAS No. 112, employers are required to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payments of the benefits is probable, and the amount of the benefits can be reasonably estimated. The adoption of SFAS No. 112 did not have a material effect on the consolidated financial statements of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the first nine months of 1994 was $57,514,000 compared to $62,479,000 for the first nine months of 1993, a decrease of 7.9%. Consolidated income from operations for the first nine months of 1994 was $57,514,000, or a decrease of 2.2%, as compared to the same period in 1993, excluding the cumulative effect of the change in accounting principle of $3,650,000 in the first quarter of 1993. For the third quarter of 1994, the consolidated net income of $19,777,000 represented an increase of 5.6% over the same quarter in 1993. The favorable comparative results in the third quarter of 1994 were primarily attributable to the increase in the Federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993, which resulted in a nonrecurring income tax adjustment of $1,922,000 in 1993. Excluding such adjustment, consolidated net income declined by 4.2% in the third quarter of 1994 compared to the third quarter of 1993.

On a per share basis, consolidated net income for the nine months and quarter ended September 30, 1994 were $1.78 and $.61, respectively, a decrease of 7.3% and an increase of 7.0%, respectively, as compared to the same periods in 1993. Excluding the effect of the change in accounting principle, income from operations per share was $1.78 for the first nine months of 1994, a decrease of 1.7% as compared to the same period in 1993.

On an annualized basis, the Company's return on average total assets for the first nine months of 1994 was 1.08% compared to 1.26% for the same period in 1993 and return on average stockholders' equity was 12.44% compared to 14.43% for the same period in 1993. The decreases in return on average total assets and return on average stockholders' equity in 1994 as compared to 1993 were primarily attributable to the decrease in earnings previously mentioned and, with respect to the return on average stockholders' equity, a higher capital base.

NET INTEREST INCOME

On a fully taxable equivalent basis, net interest income increased $12,818,000, or 6.0%, to $225,846,000 for the nine months ended September 30, 1994 from $213,028,000 for the same period in 1993. The increase was due to the 8.4% increase in average earning assets (principally as a result of the acquisition of Pioneer), offset by a 10 basis point (1% equals 100 basis points) decrease in the net interest margin. For the third quarter of 1994, the yield on earning assets increased 50 basis points while the rate paid for interest-bearing deposits and liabilities increased 36 basis points compared to the same period in 1993, resulting in an increase in the interest rate spread from 4.11% to 4.25%. Utilizing average earning assets as the base, the net interest margin on earning assets for the third quarter of 1994 was 4.78% compared to 4.63% for the same period in 1993. Excluding the effect of certain nonrecurring loan fees of $2,545,000, the net interest margin on earning assets for the third quarter of 1994 was 4.63%.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense, and average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied. The tax equivalent adjustment is based on the prevailing federal income tax rate of 35% for 1994 and 1993.

                                                          QUARTER ENDED SEPTEMBER 30,
                            -------------------------------------------------------------------------------------
                                               1994                                         1993
                            ----------------------------------------       --------------------------------------
                                              INTEREST                                     Interest
                              AVERAGE         INCOME/        YIELD/         Average        Income/        Yield/
                              BALANCE         EXPENSE        RATE(1)        Balance        Expense        Rate(1)
                            ----------      ----------       -------       ----------      --------       -------
                                                             (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks         $   32,549      $    270          3.30%        $  256,497      $  1,863        2.88%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                     74,155           646          3.46            152,676         1,228        3.19
 Investment securities       1,084,666        15,293          5.59            999,140        15,178        6.03
 Available-for-sale
   securities                  123,805         1,617          5.18             99,556           919        3.66
 Loans and leases(2),(3)     5,162,097       108,349          8.33          4,701,902        94,003        7.93
                            ----------      --------                       ----------       -------
     Total earning assets    6,477,272       126,175          7.73          6,209,771       113,191        7.23
Nonearning assets              641,521      --------                          641,705       -------
                            ----------                                     ----------
     Total assets           $7,118,793                                     $6,851,476
                            ==========                                     ==========

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                            -------------------------------------------------------------------------------------
                                               1994                                         1993
                            ----------------------------------------      ---------------------------------------
                                              INTEREST                                     Interest
                              AVERAGE         INCOME/        YIELD/         Average        Income/        Yield/
                              BALANCE         EXPENSE        RATE(1)        Balance        Expense        Rate(1)
                            ----------      ----------       -------       ----------      --------       -------
                                                             (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks         $   85,130      $  2,167          3.40.%       $  230,672      $  5,378         3.12%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                    113,230         2,965          3.50            190,590         4,542         3.19
 Investment securities       1,083,885        44,786          5.52          1,045,547        49,749         6.36
 Available-for-sale
   securities                  121,094         4,161          4.59             33,904           919         3.62
 Loans and leases(2),(3)     5,096,888       305,650          8.02          4,497,293       273,408         8.13
                            ----------      --------                       ----------      --------
     Total earning assets    6,500,227       359,729          7.40          5,998,006       333,996         7.44
Nonearning assets              648,097      --------                          638,881      --------
                            ----------                                     ----------
     Total assets           $7,148,324                                     $6,636,887
                            ==========                                     ==========

(1)  Annualized.

(2) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(3) Interest income for loans and leases included loan fees of $8,513 and $22,408 for the quarter and nine months ended September 30, 1994, respectively, and $6,321 and $18,844 for the quarter and nine months ended September 30, 1993, respectively.

                                                         QUARTER ENDED SEPTEMBER 30,
                                  -----------------------------------------------------------------------
                                                1994                              1993
                                  ---------------------------------    ----------------------------------
                                                 INTEREST                             Interest
      LIABILITIES AND              AVERAGE       INCOME/    YIELD/      Average       Income/     Yield/
STOCKHOLDERS' EQUITY               BALANCE       EXPENSE   RATE (1)     Balance       Expense    Rate (1)
                                  ----------    --------   --------    ---------     ---------   --------
                                                        (dollars in thousands)
Interest-bearing deposits
 and liabilities:

 Deposits                         $4,210,678     $33,449    3.15%      $4,180,415      $31,468    2.99%
 Short-term borrowings             1,053,198      11,884    4.48          842,416        7,085    3.34
 Long-term debt                      213,674       2,767    5.14          150,478        2,145    5.66
                                  ----------     -------               ----------      -------

     Total interest-bearing
       deposits and
       liabilities                 5,477,550      48,100    3.48        5,173,309       40,698    3.12
                                                 -------    ----                       -------    ----

     Interest rate spread                                   4.25%                                 4.11%
                                                            ====                                  ====

Noninterest-bearing demand
 deposits                            860,221                              925,803
Other liabilities                    154,940                              160,525
                                  ----------                           ----------

     Total liabilities             6,492,711                            6,259,637

Stockholders' equity                 626,082                              591,839
                                  ----------                           ----------

     Total liabilities and
       stockholders' equity       $7,118,793                           $6,851,476
                                  ==========                           ==========

     Net interest income
       and margin on
       earning assets                             78,075    4.78%                       72,493    4.63%
                                                            ====                                  ====

Tax equivalent adjustment                          1,799                                 1,982
                                                 -------                               -------

     Net interest income                         $76,276                               $70,511
                                                 =======                               =======

(1) Annualized.

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------------------------------------------
                                                1994                              1993
                                  ---------------------------------    ----------------------------------
                                                 INTEREST                             Interest
      LIABILITIES AND              AVERAGE       INCOME/    YIELD/      Average       Income/     Yield/
STOCKHOLDERS' EQUITY               BALANCE       EXPENSE   RATE (1)     Balance       Expense    Rate (1)
                                  ----------    --------   --------    ---------     ---------   --------
                                                        (dollars in thousands)
Interest-bearing deposits
 and liabilities:

 Deposits                         $4,193,357     $ 93,484    2.98%     $4,088,779      $ 97,626   3.19%
 Short-term borrowings             1,083,400       31,698    3.91         796,655        19,185   3.22
 Long-term debt                      212,279        8,701    5.48          95,180         4,157   5.84
                                  ----------     --------              ----------      --------

     Total interest-bearing
       deposits and
       liabilities                 5,489,036      133,883    3.26       4,980,614       120,968   3.25
                                                 --------    ----                      --------   ----

     Interest rate spread                                    4.14%                                4.19%
                                                             ====                                 ====

Noninterest-bearing demand
 deposits                            888,603                              920,175
Other liabilities                    152,370                              157,290
                                  ----------                           ----------

     Total liabilities             6,530,009                            6,058,079

Stockholders' equity                 618,315                              578,808
                                  ----------                           ----------

     Total liabilities and
       stockholders' equity       $7,148,324                           $6,636,887
                                  ==========                           ==========

     Net interest income
       and margin on
       earning assets                             225,846    4.65%                      213,028   4.75%
                                                             ====                                 ====

Tax equivalent adjustment                           5,487                                 6,089
                                                 --------                              --------

     Net interest income                         $220,359                              $206,939
                                                 ========                              ========

(1) Annualized.

INVESTMENT SECURITIES

Comparative book and market values of held-to-maturity investment securities at September 30, 1994, December 31, 1993, and September 30, 1993 were as follows:

                                           SEPTEMBER 30,          December 31,          September 30,
                                                1994                  1993                   1993
                                           -------------          ------------          -------------
                                                                 (in thousands)
        Book value                         $  1,012,076           $ 1,132,025           $  1,065,347

        Unrealized gains                          5,054                14,036                 16,440

        Unrealized losses                       (13,791)               (1,734)                  (744)
                                           ------------           -----------           ------------

        Market value                       $  1,003,339           $ 1,144,327           $  1,081,043
                                           ============           ===========           ============


The decrease in unrealized gains and increase in unrealized losses from September 30, 1993 to September 30, 1994 is attributable to the rise in the overall level of interest rates resulting from monetary actions of the Federal Reserve Board during the first nine months of 1994.

At September 30, 1994, gross unrealized gains and losses on available-for-sale investment securities were $1,000 and $477,000, respectively. At December 31, 1993, the unamortized cost of available-for-sale investment securities approximated fair value.

Gross realized gains and losses for the nine months ended September 30, 1994 and 1993 were as follows:

                                                1994                   1993
                                                ----                   ----
                                                      (in thousands)
         Realized gains                      $     176             $   2,028

         Realized losses                            (1)                  (75)
                                             ---------             ---------

         Securities gains, net               $     175             $   1,953
                                             =========             =========


Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at September 30, 1994, December 31, 1993 and September 30, 1993:

                                  SEPTEMBER 30, 1994         December 31, 1993       September 30, 1993
                                 -------------------       -------------------       -------------------
                                   AMOUNT        %           Amount       %            Amount       %
                                 ----------    -----       ----------   -----        ----------    -----
                                                           (dollars in thousands)
Commercial, financial and
agricultural                     $1,209,247     22.9%      $1,208,912    23.8%        1,176,958     23.7%


Real estate:
    Commercial                      970,282     18.4          882,628    17.4           816,592     16.4

    Construction                    299,609      5.7          317,036     6.2           373,295      7.5
    Residential:
         Insured, guaranteed or
              conventional        1,573,490     29.8        1,427,299    28.2         1,378,283     27.8
         Home equity credit lines   366,032      6.9          358,662     7.1           362,957      7.3
                                 ----------    -----       ----------   -----        ----------    -----

         Total real estate loans  3,209,413     60.8        2,985,625    58.9         2,931,127     59.0
                                 ----------    -----       ----------   -----        ----------    -----

Consumer                            444,697      8.4          459,910     9.1           452,089      9.1
Lease financing                     193,539      3.7          201,449     4.0           189,049      3.8
Foreign                             221,476      4.2          210,913     4.2           216,502      4.4
                                 ----------    -----       ----------   -----        ----------    -----

         TOTAL LOANS AND LEASES   5,278,372    100.0%       5,066,809   100.0%        4,965,725    100.0%
                                               =====                    =====                      =====
Less allowance for loan and
    lease losses                     61,660                    62,253                    61,882
                                  ---------                ----------                ----------

         Total net loans and
         leases                  $5,216,712                $5,004,556                $4,903,843
                                 ==========                ==========                ==========


The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 1994, total loans and leases were $5,278,372,000, an increase of 4.2% from December 31, 1993.

Total loans and leases at September 30, 1994, represented 73.2% of total assets, 80.0% of total earning assets and 104.3% of total deposits compared to 69.7% of total assets, 78.6% of total earning assets and 97.1% of total deposits at December 31, 1993. Governmental and certain other time deposits were shifted into security repurchase agreements at September 30, 1994, December 31, 1993 and September 30, 1993 to reduce the Company's deposit insurance premiums. If these repurchase agreements were included in the deposit base, total loans and leases as a percentage of total deposits would represent 89.3%, 83.8% and 83.2%, respectively, at such dates.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 1994, commercial real estate loans totalled $970,282,000, or 18.4%, of total loans and leases. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $57.1 million at September 30, 1994, a decrease of 15.7% from December 31, 1993. At September 30, 1994, the largest concentration of commercial real estate loans to a single borrower was $29.0 million.

Commercial loans outstanding remained virtually unchanged since year-end, reflecting the continuing weakness in the Hawaii economy and corresponding lack of growth in appropriate lending opportunities. Construction and land development loans decreased 5.5% from December 31, 1993 to September 30, 1994 due to repayments and loans transferred to commercial real estate because of project completion and receipt of permanent financing.

NONPERFORMING ASSETS

A summary of nonperforming assets at September 30, 1994, December 31, 1993 and September 30, 1993 follows:

                                                      SEPTEMBER 30,    December 31,    September 30,
                                                          1994             1993            1993
                                                      -------------    ------------    -------------
                                                                  (dollars in thousands)
Nonperforming loans and leases:
    Nonaccrual:
         Commercial, financial and agricultural        $  14,237       $   13,823       $  21,559

         Real estate:
             Commercial                                   27,847           12,145           6,227
             Construction                                  7,858           28,571          31,073
             Residential:
                 Insured, guaranteed, or conventional      4,654            5,473           3,067
                 Home equity credit lines                    698              255             253
                                                       ---------       ----------       ---------

                 Total real estate loans                  41,057           46,444          40,620
                                                       ---------       ----------       ---------

         Consumer                                            109               45             132
         Lease financing                                      --               --              27
                                                       ---------       ----------       ---------

                 Total nonaccrual loans and leases        55,403           60,312          62,338

    Renegotiated:
         Commercial real estate                            3,128               --              --
         Commercial, financial and agricultural               --               20              31
                                                       ---------       ----------       ---------

                 Total nonperforming loans and leases     58,531           60,332          62,369

Other real estate owned                                    3,640           13,034          12,683
                                                       ---------       ----------       ---------

                 Total nonperforming assets            $  62,171       $   73,366       $  75,052
                                                       =========       ==========       =========

Loans and leases past due 90 days or more
    and still accruing interest                        $  35,389       $   40,285       $  15,930
                                                       =========       ==========       =========

Nonperforming assets to total loans and leases
  and other real estate owned (end of period):
    Excluding past due loans and leases                    1.18%            1.44%           1.51%
    Including past due loans and leases                    1.85%            2.24%           1.83%

Nonperforming assets to total assets
  (end of period):
    Excluding past due loans and leases                     .86%            1.01%           1.05%
    Including past due loans and leases                    1.35%            1.56%           1.28%

Nonperforming assets decreased from $73,366,000 at December 31, 1993 to $62,171,000 at September 30, 1994. The decrease was primarily attributable to:
(1) the sale of a $10.0 million commercial property classified as other real estate owned; (2) $9.3 million in loan repayments; (3) a $9.1 million real estate construction loan which was returned to accrual status; and (4) the partial charge-offs of three real estate construction loans totalling $6.8 million. The decrease was offset by the addition to nonaccrual status of two commercial loans totalling $12.5 million and three commercial real estate loans totalling $13.3 million.

The decrease in the nonaccrual real estate - construction loan category and increase in the renegotiated commercial real estate loan category was primarily attributable to a $13.0 million loan which was renegotiated with the borrower. Subsequently, $9.1 million of the loan balance was returned to accrual status based on the performance of the loan under the renegotiated terms.

Loans and leases past due 90 days or more and still accruing interest totalled $35,389,000 at September 30, 1994, a decrease of 12.2% from December 31, 1993. All of the loans which are past due 90 days or more and still accruing interest are in management's judgement adequately collateralized and in the process of collection.

In recent periods, the level of the Company's nonperforming assets and charge-offs has been adversely affected by the unusually long recession experienced by the Hawaii economy and weaknesses in both the local and California real estate markets. The Company believes that the Hawaii economy is beginning to show signs of improvement, and local commercial real estate markets evidence signs of having stabilized. A significant and sustained improvement in the Hawaii economy and in local real estate markets should have a positive effect on the Company's overall asset quality; however, there can be no assurance that such improvements will result in a significant reduction in the level of nonperforming assets (which consist primarily of commercial real estate loans) or related charge-offs in the near term.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                           QUARTER ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                            -------------------------------------------------     -------------------------------------------------
                                     1994                         1993                     1994                        1993
                            -----------------------    ----------------------     ----------------------     ----------------------
                              AVERAGE      AVERAGE       Average      Average       AVERAGE      AVERAGE       Average      Average
                              BALANCE      RATE(1)       Balance      Rate(1)       BALANCE      RATE(1)       Balance      Rate(1)
                            ----------     -------     -----------    -------     -----------    -------     ----------     -------
                                                                     (dollars in thousands)

Interest-bearing demand     $1,105,142      2.21%       $1,264,736     2.09%       $1,164,714     2.02%      $1,237,276      2.23%

Savings                      1,269,977      2.20         1,441,851     2.30         1,292,044     2.12        1,416,801      2.68
Time                         1,835,559      4.38         1,473,828     4.43         1,736,599     4.26        1,434,702      4.53
                            ----------                  ----------                 ----------                ----------
  Total interest-bearing
    deposits                 4,210,678      3.15         4,180,415     2.99         4,193,357     2.98        4,088,779      3.19

Noninterest-bearing
  demand                       860,221       --            925,803      --            888,603      --           920,175       --
                            ----------                  ----------                 ----------                ----------

  Total deposits            $5,070,899      2.62%       $5,106,218     2.44%       $5,081,960     2.46%      $5,008,954      2.61%
                            ==========                  ==========                 ==========                ==========

(1) Annualized.


Average deposits for the nine months ended September 30, 1994 increased $73.0 million, or 1.5%, compared to the same period in 1993. For the current quarter, average deposits decreased $35.3 million, or .7%, as compared to the third quarter of 1993. Exclusive of the average deposits of Pioneer for the nine months and quarter ended September 30, 1994 (which consisted primarily of time deposits), average deposits decreased $174.4 million, or 3.6%, and $231.4 million, or 4.7%, respectively. The investment by customers in higher-yielding alternative investments, generally with non-financial institutions, and the shift of public deposits into security repurchase agreements, contributed to the decrease in average deposits.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

                                                       QUARTER ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                 -------------------------         ----------------------------
                                                    1994           1993               1994              1993
                                                 ----------     ----------         ----------        ----------
                                                                    (dollars in thousands)
Loans and leases outstanding                     $5,278,372     $4,965,725         $5,278,372        $4,965,725
                                                 ==========     ==========         ==========        ==========

Average loans and leases outstanding             $5,162,097     $4,701,902         $5,096,888        $4,497,293
                                                 ==========     ==========         ==========        ==========

Allowance for loan and lease losses summary:
   Balance at beginning of period                $   61,873     $   56,828         $   62,253        $   56,385
                                                 ----------     ----------         ----------        ----------
   Allowance due to merger of Pioneer                    --          4,525                 --             4,525
   Loans and leases charged off:
       Commercial, financial and agricultural         1,149            607              4,257             2,235
       Real estate - mortgage                           405            153              1,557               203
       Real estate - construction                     4,240          1,302              6,445             3,574
       Consumer                                       1,700          1,500              4,705             4,864
       Lease financing                                   --              3                 --                 3
                                                 ----------     ----------         ----------        ----------
          Total loans and leases charged off          7,494          3,565             16,964            10,879
                                                 ----------     ----------         ----------        ----------

   Recoveries on loans and leases charged off:
       Commercial, financial and agricultural           254             19              1,140               172
       Real estate - mortgage                            51            369                 96               370
       Real estate - construction                        37             --                242                --
       Consumer                                         381            491              1,200             1,286
       Lease financing                                   10              2                 14                 4
                                                 ----------     ----------         ----------        ----------
          Total recoveries on loans and leases
            charged off                                 733            881              2,692             1,832
                                                 ----------     ----------         ----------        -----------
          Net charge-offs                            (6,761)        (2,684)           (14,272)           (9,047)
   Provision charged to expense                       6,548          3,213             13,679            10,019
                                                 ----------     ----------         ----------        ----------
   Balance at end of period                      $   61,660     $   61,882         $   61,660        $   61,882
                                                 ==========     ==========         ==========        ==========
Ratio of net loans and leases charged off to
   average loans and leases                             .52%(1)        .23%(1)            .37%(1)           .27%(1)
Ratio of net loans and leases charged off to
   allowance for loan and lease losses                43.50%(1)      17.21%(1)          30.95%(1)         19.55%(1)
Ratio of allowance for loan and lease losses to
   total loans and leases (end of period)              1.17%          1.25%              1.17%             1.25%
Ratio of allowance for loan and lease losses to
   nonperforming loans and leases (end of period):
       Excluding past due loans and leases           105.35%         99.22%            105.35%            99.22%
       Including past due loans and leases            65.65%         79.03%             65.65%            79.03%

(1)    Annualized.

For the first nine months of 1994, the provision for loan and lease losses was $13,679,000, an increase of $3,660,000, or 36.5%, over the first nine months of 1993. The provision for loan and lease losses was $6,548,000 for the third quarter of 1994, an increase of $3,335,000, or 103.8%, over the third quarter of 1993. These increases are consistent with the increase in net charge-offs for the respective periods.

Net charge-offs for the first nine months of 1994 were $14,272,000, an increase of $5,225,000, or 57.8%, over the first nine months of 1993. Net charge-offs for the third quarter of 1994 were $6,761,000 compared to $2,684,000 a year ago. The increase in the net charge-offs for the third quarter of 1994 was primarily due to the charge-offs on two Hawaii commercial real estate loans aggregating $3,215,000, as a result of the Shared National Credit report by the regulatory agencies. Management believes that the increased levels of net charge-offs, which reflect the continuing weakness in the Hawaii economy and local real estate markets, may continue in future periods.

The ratio of the allowance for loan and lease losses to nonperforming loans and leases increased from 99.22% at September 30, 1993 to 105.35% at September 30, 1994. The increase was primarily attributable to the decline in nonperforming loans and leases from $62,369,000 at September 30, 1993 to $58,531,000 at September 30, 1994, a decrease of $3,838,000, or 6.2%.

OTHER OPERATING INCOME

Exclusive of securities transactions, other operating income for the first nine months and third quarter of 1994 increased 14.4% and 1.4%, respectively, over the same periods in 1993. The increase for the first nine months of 1994 was primarily attributable to the increases in trust income and service charges/fees described below, and the acquisition of Pioneer.

Trust fees increased $1,925,000, or 12.2%, for the first nine months of 1994 over the same period in 1993. Similarly, trust fees increased 5.0% for the third quarter of 1994 over the third quarter of 1993. The increases were primarily the result of increases in fees from pension plans and irrevocable trusts and investment management fees which were the result of new business.

Service charges on deposit accounts increased $2,232,000, or 14.2%, and $197,000, or 3.3%, for the first nine months and third quarter of 1994, respectively, over the same periods in 1993. These increases were primarily attributable to increases in fees on checking accounts and service fees at Pioneer.

Other service charges and fees increased $3,046,000, or 14.9%, and $879,000, or 12.7%, for the first nine months and third quarter of 1994, respectively, over the same periods in 1993. These increases were primarily attributable to increases in merchant discount income and commissions.

Security transactions resulted in a net pre-tax gain of $175,000 and $33,000 for the first nine months and third quarter of 1994, respectively, compared to a net pre-tax gain of $1,953,000 and $54,000, respectively, for the same periods in 1993. The Company recognized a pre-tax gain of $1,873,000 from the sale of its Fannie Mae and Sallie Mae stocks in the second quarter of 1993.

Other operating income increased $1,016,000 for the first nine months and decreased $1,035,000 for the third quarter of 1994, respectively, over the same periods in 1993. The increase for the first nine months of 1994 was primarily attributable to advisory fee income and the acquisition of Pioneer. The decrease for the third quarter of 1994 was principally due to the gain on sale of a lease of $1,368,000 in the third quarter of 1993.

OTHER OPERATING EXPENSES

Other operating expenses totalled $183,471,000 for the first nine months of 1994, an increase of $17,142,000, or 10.3% over the first nine months of 1993. Other operating expenses totalled $60,489,000 for the third quarter of 1994, an increase of $3,460,000, or 6.1%, over the third quarter of 1993.

Total personnel expenses (salaries and wages and employee benefits) increased $8,511,000, or 10.4%, for the first nine months of 1994 over the same period in 1993. Personnel expenses attributable to recent acquisitions account for $4,523,000 of the increase. The balance of the increase was attributable to normal merit increases and higher workers' compensation, health and payroll tax expenses. Total personnel expenses increased 5.4% for the third quarter of 1994 over the same quarter in 1993.

Occupancy expense for the first nine months of 1994 increased $3,190,000, or 22.4%, over the same period in 1993 with $3,040,000 attributable to the Pioneer acquisition. Occupancy expense increased 11.7% for the third quarter of 1994 over the same quarter in 1993.

Equipment expense increased $3,450,000, or 23.4%, for the first nine months of 1994 over the same period in 1993, primarily as a result of higher depreciation and rental expense and maintenance service contracts in connection with the migration from a Unisys to IBM information technology platform and improvements in the delivery and processing systems. Equipment expense increased 17.6% for the third quarter of 1994 over the same quarter in 1993.

Excluding the loss of $1,409,000 on the disposition of certain other real estate owned in the second quarter of 1994 and the write-off of $5,444,000 for the undepreciated cost of certain structures on the Company's redevelopment block in the first quarter of 1993, other operating expenses increased $6,026,000, or 12.0%, for the first nine months of 1994 over the same period in 1993. The acquisition of Pioneer accounts for $4,081,000 of this increase.
The remainder of the increase was due to higher utility, professional fees and outside services. Other operating expense increased 2.1% for the third quarter of 1994 over the same quarter in 1993.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the nine months and quarter ended September 30, 1994 was 35.0% and 34.8%, respectively, as compared to 34.3% and 39.9%, respectively, for the same periods in 1993. The decrease in the Company's effective income tax rate in the third quarter of 1994 was due to the retroactive adjustment for current and deferred income taxes totalling $1,922,000 as a result of the Omnibus Budget Reconciliation Act of 1993.

LIQUIDITY AND CAPITAL-

Stockholders' equity was $628,982,000 at September 30, 1994, a 3.4% increase from $608,369,000 at December 31, 1993. Average stockholders' equity represented 8.79% of average total assets for the third quarter of 1994 compared to 8.64% in the same quarter last year. There was no significant change in the Company's liquidity position during the third quarter of 1994.

The following tables present the Company's regulatory capital position at September 30, 1994:


                           RISK-BASED CAPITAL RATIOS

                                                       AMOUNT             RATIO
                                                     ----------           -----
                                                       (dollars in thousands)
Tier 1 Capital                                       $  545,715            9.85%
Tier 1 Capital minimum requirement (1)                  221,574            4.00
                                                     ----------           -----

    Excess                                           $  324,141            5.85%
                                                     ==========           =====

Total Capital                                        $  707,375           12.77%
Total Capital minimum requirement (1)                   443,148            8.00
                                                     ----------           -----

    Excess                                           $  264,227            4.77%
                                                     ==========           =====

Risk-weighted assets                                 $5,539,356
                                                     ==========



                                 LEVERAGE RATIO

                                                       AMOUNT             RATIO
                                                     ----------           -----
                                                       (dollars in thousands)
Tier 1 Capital to average total assets
    (Tier 1 Leverage Ratio)                          $  545,715           7.76%
Minimum leverage requirement (2)                        211,052           3.00
                                                     ----------           ----

    Excess                                           $  334,663           4.76%
                                                     ==========           ====

Average total assets, net of goodwill
    and certain intangible assets                    $7,035,050
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

The Board of Directors of the Company has authorized the purchase from time to time of shares of outstanding common stock of the Company for issuance under the Company's Incentive Plan for Key Executives and Stock Incentive Plan. During the last quarter, the Company acquired 46,000 shares at an average price of $29.30 per share under this authorization.

On October 25, 1994, the Company acquired 200,000 shares at an average price of $27.875 per share in a private purchase authorized by the Board of Directors.

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENT

As a result of a review by the Company of investment accounts managed by its trust group, the Company has preliminarily determined that certain of such accounts may have decreased in value due in part to the inclusion of collateralized mortgage obligations which were not within the applicable customer instructions for such accounts. The Company has stated that it intends to cover any customer losses caused by investments that were not made in compliance with the applicable customer instructions. The Company is currently continuing its review of the accounts in question and at this point cannot quantify the precise amount of losses involved, although the Company believes that any losses to it will be mitigated by insurance coverage. The Company believes that any such losses will not have a material effect on its financial condition, although there could be an impact on its results of operations in a future quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 Exhibit 12 Statement regarding computation of consolidated ratios of earnings to fixed charges.

                 Exhibit 27    Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST HAWAIIAN, INC.
                                           (REGISTRANT)



Date   November 14, 1994               By          /s/ HOWARD H. KARR
    ----------------------               --------------------------------------
                                                     HOWARD H. KARR
                                         EXECUTIVE VICE PRESIDENT AND TREASURER
                                              (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


      EXHIBIT                                                                       PAGE NUMBER IN
       NUMBER                              DESCRIPTION                        QUARTERLY REPORT FORM 10-Q
       ------                              -----------                        --------------------------
         12          Statement re:  computation of ratios.                                22

         27          Financial Data Schedule                                              23