Form 10-K405
period 1994-12-31
FIRST HAWAIIAN INC
filed 1995-03-23
CIK 36377

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 --------------

                                   FORM 10-K
         (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the
                 transition period from   . . . . . . . to . . . . . . . . . .

                         Commission file number 0-7949

                                 --------------

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

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

                                 --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange on
          Title of each class                      which registered
          -------------------                  -------------------------
                  None                              Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $5.00 Par Value
                                (Title of class)

                                 --------------

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
                         Yes   X             No
                             -----              -----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1995 was $503,770,000.

   The number of shares outstanding of each of the registrant's classes of common stock as of February 24, 1995 was:

             Title of Class                       Number of Shares Outstanding
 ----------------------------------------         ----------------------------
       Common Stock, $5.00 Par Value                    31,978,563 Shares

                                 --------------

                      DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the following documents are incorporated by reference in this Form 10-K:

               DOCUMENTS                                  FORM 10-K REFERENCE
   First Hawaiian, Inc. Annual Report 1994                   Parts I and II
   First Hawaiian, Inc. Proxy Statement dated
     March 1, 1995 for the Annual Meeting
     of Stockholders                                            Part III

- --------------------------------------------------------------------------------

                                                       INDEX

                                                       PART I

                                                                                                     PAGE
                                                                                                     ----
Item 1.      Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

Item 2.      Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .       11

Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12



                                                       PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .       14

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14



                                                      PART III

Item 10.     Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . .       15

Item 11.     Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 12.     Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . .       15

Item 13.     Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . .       15



                                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

                                     PART I

ITEM 1.   BUSINESS

FIRST HAWAIIAN, INC. -

First Hawaiian, Inc. (the "Corporation"), a Delaware corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Corporation is allowed to acquire or invest in the securities of companies that are engaged in banking or in activities closely related to banking as authorized by the Federal Reserve Board. The Corporation is also a registered savings and loan holding company under section 10 of the Home Owner's Loan Act, as amended. The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in First Hawaiian Bank (the "Bank"), a State of Hawaii chartered bank; First Hawaiian Creditcorp, Inc. ("Creditcorp") and First Hawaiian Leasing, Inc. ("FHL"), each a financial services loan company; and Pioneer Federal Savings Bank ("Pioneer"), a federally chartered savings bank. The Bank, Creditcorp, FHL and Pioneer are wholly-owned subsidiaries of the Corporation. At December 31, 1994, the Corporation had consolidated total assets of $7.5 billion, total deposits of $5.2 billion and total stockholders' equity of $627.9 million.

Based on assets as of June 30, 1994, the Corporation was the 77th largest bank holding company in the United States as reported in the American Banker.

FIRST HAWAIIAN BANK -

The Bank, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu. After several corporate mergers and other changes, the Bank is now a state chartered bank. The Bank is not a member of the Federal Reserve System. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

The Bank is a full-service bank conducting a general commercial and consumer banking business and offering trust services. Its banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, agricultural, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler's checks, bank money orders, mutual funds and annuities; issuing letters of credit; handling domestic and foreign collections; providing safe deposit and night depository facilities; lease financing; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

As of December 31, 1994, the Bank had total deposits of $4.4 billion and total assets of $6.3 billion, making it the second largest bank in Hawaii.

    Domestic Services -
The domestic operations of the Bank are carried out through its main banking office located in Honolulu, Hawaii and 60 other banking offices located throughout the State of Hawaii. Fifty-seven of the offices are equipped with automatic teller machines which provide 24-hour service to customers wishing to make withdrawals from and deposits to their personal checking accounts, to transfer funds between checking and savings accounts, to make balance inquiries, to obtain interim bank statements, and to make utility and loan payments. Seventeen nonbranch locations provide balance inquiry and withdrawal transaction services only. The Bank is a member of the CIRRUS(R)/MasterCard(R), Plus(R)/VISA(R) and Star System(R) automatic teller machine networks, providing its customers with access to their funds nationwide and in selected foreign countries.

    Lending Activities -
The Bank engages in a broad range of lending activities, including making real estate, commercial and consumer loans and leases. At December 31, 1994, the Bank's loans totalled $4.4 billion, representing 69.8% of total assets. At that date, 52.1% of the loans were construction, commercial and residential real estate loans, 26.1% were commercial loans, 10.6% were consumer loans, 3.7% were leases and 7.5% were foreign loans.

Real Estate Lending--Construction. The Bank provides construction financing for a variety of commercial and residential single-family subdivision and multi-family developments. At December 31, 1994, approximately 12.7% of the Bank's total real estate loans were collateralized by properties under construction.

Real Estate Lending--Commercial. In the commercial real estate area, the Bank provides permanent financing for a variety of commercial developments, such as various retail facilities, warehouses, and office buildings. At December 31, 1994, approximately 33.7% of the Bank's total real estate loans were collateralized by commercial properties.

Real Estate Lending--Residential. The Bank makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance or improve residential real property. The loans are secured by mortgage liens on the related property, substantially all of which is located in Hawaii. At December 31, 1994, approximately 53.6% of the Bank's total real estate loans were collateralized by single-family and multi-family residences.

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

    Trust Services -
The Bank's Asset Management Division offers a full range of trust and investment management services. The Division provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. As of December 31, 1994, the Asset Management Division had 5,981 accounts with a market value of $7.6 billion. Of this total, $5.8 billion represented assets in non-managed accounts and $1.8 billion were managed assets.

The Asset Management Division maintains custodial accounts under which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations, and rent collection.

The Asset Management Division also acts as corporate trustee or co-trustee for bond issues totaling $1.9 billion in principal amount.

FIRST HAWAIIAN CREDITCORP, INC. -

Creditcorp is a financial services loan company with 12 branch offices located throughout the four major islands of the State of Hawaii and a branch office in Guam. Creditcorp also has a commercial loan production office in Honolulu.

The lending activities of Creditcorp are concentrated in consumer and commercial financing which are primarily collateralized by real estate.

Creditcorp's primary source of funds is time and savings deposits which are insured by the FDIC to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

Creditcorp also utilizes borrowings as an additional source of funding for its loan portfolio and is a member of the Federal Home Loan Bank of Seattle (the "FHLB of Seattle") which provides a central credit facility for member institutions. As of December 31, 1994, Creditcorp was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $4.5 million in this regional facility. As of December 31, 1994, Creditcorp's investment in the capital stock of the FHLB of Seattle totalled $6.8 million and advances from the FHLB of Seattle aggregated $57.0 million.

At December 31, 1994, Creditcorp had total deposits of $337.9 million, total loans and leases of $430.4 million and total assets of $448.7 million.

FIRST HAWAIIAN LEASING, INC. -

FHL, a financial services loan company, primarily finances and leases personal property and equipment and acts as an agent, broker or advisor in the leasing or financing of such property for affiliates as well as third parties. Through a special purpose subsidiary, FHL finances and leases selected real property.

As of December 31, 1994, FHL's net investment in leases amounted to $64.0 million and total assets were $94.2 million. FHL's primary source of funds is borrowings from the Corporation and the Bank.

PIONEER FEDERAL SAVINGS BANK -

On August 6, 1993, the Corporation acquired for cash all of the outstanding stock of Pioneer Fed BanCorp, Inc. ("Pioneer Holdings") at a purchase price of $87 million through the merger of Pioneer Holdings with and into the Corporation (the "Merger"). As a result of the Merger, Pioneer became a wholly-owned subsidiary of the Corporation (see "Note 1. Business Combination
- - Pioneer Federal Savings Bank" (page 41) in the Financial Review section of the Corporation's Annual Report 1994, which is incorporated herein by reference thereto).

Pioneer is a federally chartered savings bank operating in the State of Hawaii. Pioneer, the oldest savings bank in Hawaii, was chartered in 1890 by King David Kalakaua. Presently, Pioneer maintains 19 branch offices located on the four major islands of the State of Hawaii. At December 31, 1994, Pioneer had total assets of $759.6 million. Based on total assets at December 31, 1994, Pioneer was the fourth largest of six Savings Association Insurance Fund ("SAIF") - insured institutions operating in the State of Hawaii.

Pioneer is primarily engaged in attracting deposits from the general public through a variety of deposit products. Together with borrowings, principally from the FHLB of Seattle, and funds from ongoing operations, these resources are invested in the origination of conventional adjustable and fixed rate, one-to-four family residential mortgages. Pioneer is also engaged in other types of mortgage lending, including home equity loans, loans on smaller multi-family projects and, to a lesser extent, in other consumer lending activities. Mortgage lending activity, both origination and purchases, has been limited to loans secured by property in the State of Hawaii. As of December 31, 1994, Pioneer was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $11.1 million in this regional facility. As of December 31, 1994, Pioneer's investment in the capital stock of the FHLB of Seattle totalled $26.9 million and advances from the FHLB of Seattle aggregated $222.4 million.

At December 31, 1994, Pioneer had total deposits of $394.0 million, total loans of $645.2 million and total assets of $759.6 million.

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

The $50 million loan pool is funded by the member financial institutions which participate pro rata (based on deposit size) in each HCRC loan. The Bank's, Creditcorp's and Pioneer's participations in these HCRC loans are included in each of these companies' loan portfolio.

HURRICANE INIKI -

On September 11, 1992, Hurricane Iniki struck the Island of Kauai and, to a lesser extent, the west side of the Island of Oahu, causing extensive property damage. As a result of the hurricane damage, three property insurance companies affiliated with each other failed in 1993 and several other property insurers temporarily discontinued writing or renewing homeowners property insurance in Hawaii. The Bank, Creditcorp and Pioneer (and all other real estate lenders) require and rely upon the availability of adequate homeowners property insurance on residential properties which serve as primary collateral for loans. If homeowners property insurance were for any reason not available, the subsidiaries of the Corporation would either be forced to discontinue real property lending or be exposed to risk of loss if uninsured collateral were destroyed by fire or other casualties. In addition, such loans would not be saleable in the secondary market.

However, homeowners property insurance is available. Pursuant to legislation enacted by the Hawaii State Legislature, the State of Hawaii established the Hawaii Hurricane Relief Fund (the "HHRF"). The HHRF is funded by assessments on the State's licensed insurers and reinsurers, insurance premiums and special mortgage recording fees dedicated to the fund. The HHRF provides the principal coverage for hurricane damage, while existing property insurers provide other homeowners insurance coverages. In general, the premium cost of homeowners property insurance has increased 2-1/2 to 3 times pre-hurricane levels, but none of the Corporation's subsidiaries has experienced an adverse impact on its residential loan portfolio as a result of increased premium rates.

In cases where the customer has been unable to obtain property insurance on residential properties collateralizing loans, the Bank, Creditcorp and Pioneer have been able to obtain "force placed" homeowners property coverage through insurance policies obtained by the subsidiaries at the borrowers' expense to cover the mortgage loan collateral.

EMPLOYEES -

As of December 31, 1994, the Corporation had 3,040 full-time equivalent employees. The Bank employed 2,684 persons and nonbank subsidiaries employed 356 persons. None are represented by any collective bargaining agreements and relations with employees are considered excellent.

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

COMPETITION -

Competition in the financial services industry in Hawaii is intense. Hawaii-based commercial banks, savings institutions, financial services loan companies and credit unions compete against one another. Based upon the latest available figures, total deposits of all financial institutions in Hawaii as of June 30, 1994 amounted to approximately $20 billion. The two largest bank holding companies, Bancorp Hawaii, Inc. and the Corporation, accounted for 26% and 24% of total deposits, respectively. The next largest competitors were American Savings Bank, F.S.B. and Bank of America, F.S.B., with 11% and 7%, respectively, of total deposits. In addition, out-of-state mutual funds, insurance companies, brokerage firms and other financial services providers also compete for consumer and commercial business in Hawaii.

Foreign (non-Hawaii) banks and other financial institutions are able to make loans in Hawaii through Edge Act facilities, finance and mortgage company subsidiaries and by loan participations with local banks. United States domestic banks and other financial institutions may make loans directly in Hawaii by qualifying as "foreign lenders" in Hawaii. Foreign banks currently conduct various banking activities in Hawaii, except for retail deposit-taking. Banks and bank holding companies organized under the laws of Pacific Ocean jurisdictions with United States dollar-based economies may acquire Hawaii banks or establish branches in Hawaii, although none have done so to date. Banks and similar financial institutions of countries other than the United States may and do have representative offices or agencies in Hawaii. Under the rules of the Office of Thrift Supervision (the "OTS"), federally-chartered savings associations may open branches in, or merge with another savings association located in, any state (including Hawaii), subject to certain conditions.

Hawaii has no law permitting interstate bank acquisitions or branching in Hawaii by foreign (non-Hawaii) banks. The Hawaii State Legislature has previously considered and rejected broad interstate banking legislation. However, the acquisition of failing state-chartered financial institutions by out-of-state financial institutions is permitted in certain limited circumstances.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies will be eliminated effective on September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Hawaii State Legislature has not taken any action on the opt-out election. The effect of the new law may be to increase competition within the markets in which the Corporation now operates, although the Corporation cannot predict whether and to what extent competition will increase in these markets.

SUPERVISION AND REGULATION -

As a bank holding company, the Corporation is subject to supervision and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Corporation is also regulated and supervised by the OTS as a savings and loan holding company by virtue of its ownership of Pioneer. The various subsidiaries of the Corporation are subject to regulation and supervision by the state banking authorities of Hawaii, the Federal Reserve Board, the FDIC, the OTS and various other regulatory agencies.

Holding Company Structure. In general, the Bank Holding Company Act of 1956, as amended, limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking as to be a proper incident thereto. The Corporation must obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; before merging or consolidating with another bank holding company; and before acquiring substantially all of the assets of any additional bank. With certain exceptions, the Bank Holding Company Act of 1956, as amended, prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares in any company which is not a bank or a bank holding company, unless the Federal Reserve Board determines that the activities of such company are so closely related to banking as to be a proper incident thereto. In making such determinations, the Federal Reserve Board considers, among other things, whether the performance of such activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations.

The principal source of the Corporation's cash revenue has been dividends and interest received from the Bank and other subsidiaries of the Corporation. Under Hawaii law, the Bank is prohibited from declaring or paying any dividends in excess of its retained earnings. Pioneer and Creditcorp are also subject to regulatory limitations on the amount of dividends they may declare and pay. At December 31, 1994, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $334.0 million. There are also statutory limits on the transfer of funds to the Corporation and certain of its nonbanking subsidiaries by the Bank or by Pioneer, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Corporation or any such nonbanking subsidiary are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Pioneer is subject to comparable limitations. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. In addition, the regulatory capital requirements of the Federal Reserve Board, the FDIC and the OTS may limit the ability of the Corporation and its insured depository subsidiaries to pay dividends. See "Federal

Deposit Insurance Corporation Improvement Act of 1991" and "Capital Requirements," below.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to make capital infusions into a troubled subsidiary bank, and the Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. This capital infusion may be required at times when the Corporation may not have the resources to provide it. Any capital loans by the Corporation to its subsidiary bank would be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In connection with its application to the Federal Reserve Board for authority to acquire Pioneer, the Corporation committed that Pioneer will meet all present and future minimum capital ratios adopted for savings associations by the OTS or the FDIC. In the event of the bankruptcy of the Corporation, this commitment would be assumed by the bankruptcy trustee and be entitled to a priority of payment.

In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by the Corporation's insured subsidiaries to reimburse the FDIC would rank senior to their obligations, if any, to the Corporation.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. FDICIA provided for, among other things, (i) a recapitalization of the Bank Insurance Fund by increasing the FDIC's borrowing authority; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of "prompt corrective action" standards for depository institutions based on five levels of capitalization, with more scrutiny and restrictions placed on institutions with lower levels of capital; (vi) additional grounds for the appointment of a conservator or receiver for a failed or failing depository institution; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks;
(ix) consumer protection provisions including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance assessment system to be in effect no later than January 1, 1994; (xi) restrictions or prohibitions on accepting brokered deposits except for institutions which significantly exceed minimum capital requirements; (xii) general restrictions on the activities as principal and equity investments of state-chartered banks to those permissible for national banks unless approved by the FDIC; and (xiii) certain limits on deposit insurance coverage.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital levels applicable to such institutions (including the Bank):
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA, a depository institution is "well capitalized" if it has
(i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A depository institution is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMEL rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 1994, all of the Corporation's subsidiary depository institutions were "well capitalized".

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

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution becomes critically undercapitalized. In addition, the FDIC has adopted regulations under FDICIA prohibiting an insured depository institution from accepting brokered deposits (as defined by the regulations) unless the institution is "well capitalized" or is "adequately capitalized" and receives a waiver from the FDIC.

FDICIA also provided for increased funding of the FDIC insurance funds. In addition, the FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). There is an eight basis point spread between the highest and lowest assessment rates, so that financial institutions classified as strongest by the FDIC are subject to a rate of .23% per $100 of insured deposits, and financial institutions classified as weakest by the FDIC are subject to a rate of .31%. On February 16, 1995, the FDIC proposed a new assessment rate schedule for financial institutions insured by the Bank Insurance Fund ("BIF") of the FDIC, with a spread of .04% to .31%, which is expected to take effect on September 30, 1995. The Corporation believes that the proposed rate schedule, if adopted in its present form, would significantly reduce the deposit premiums that the Bank and Creditcorp currently pay to the FDIC. The FDIC is not expected to reduce assessment rates for SAIF. Consequently, Pioneer does not expect any significant reduction in SAIF assessments.

Capital Requirements. The Corporation and certain of its subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 31) in the Financial Review section of the Corporation's Annual Report 1994, and is incorporated herein by reference thereto.

FDICIA required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In September 1993, the federal banking agencies issued notices of proposed rulemaking soliciting comment on proposed revisions to the risk-based capital rules to take account of interest rate risk. The notices propose alternative approaches for determining the additional amount of capital, if any, that may be required to compensate for interest rate risk.
The first approach would reduce an institution's risk-based capital ratios by an amount based on its measured exposure to interest rate risk in excess of a specified threshold. The second approach would assess the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The Corporation cannot assess at this point the impact that such proposals would have on its capital ratios.

STATISTICAL DISCLOSURES -

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission. The statistical information requested is presented in the tables shown below in the Corporation's Annual Report 1994, which tables are incorporated herein by reference thereto. The tables and information contained therein have been prepared by the Corporation and have not been audited or reported upon by the Corporation's independent accountants.

Information in response to the following applicable sections of Guide 3 is included in the Financial Review section of the Corporation's Annual Report 1994, and is incorporated herein by reference thereto:

                                                                                           PAGE NUMBERS IN
                                                                                    ---------------------------
                                                                                       FIRST HAWAIIAN, INC.
                                                                                        ANNUAL REPORT 1994
                         DISCLOSURE REQUIREMENTS                                            (EXHIBIT 13)
                         -----------------------                                    ---------------------------
  I.    Distribution of Assets, Liabilities and Stockholders' Equity;
        Interest Rates and Interest Differential -
        A. Average balance sheets                                                             19 - 20
        B. Analysis of net interest earnings                                                  19 - 20
        C. Dollar amount of change in interest income and interest expense                    21, 49

 II.    Investment Portfolio -
        A. Book value of investment securities                                                  42
        B. Investment securities by maturities and weighted average yields                      33
        C. Investment securities in excess of 10% of stockholders' equity                       43

III.    Loan and Lease Portfolio -
        A. Types of loans and leases                                                            26
        B. Maturities and sensitivities of loans to changes in interest rates                 27, 30
        C. Risk elements
           1.  Nonaccrual, past due and restructured loans and leases                           27
           2.  Foreign outstandings                                                             49
           3.  Loan concentrations                                                            26 - 27

 IV.    Summary of Loan and Lease Loss Experience -
        A. Analysis of loss experience                                                          23
        B. Breakdown of the allowance for loan and lease losses                                 24

  V.    Deposits -
        A. Average amount and average rate paid on deposits                                     28
        D. Maturity distribution of domestic time certificates of deposits
           of $100,000 or more                                                                  28
        E. Time certificates of deposit in denominations of $100,000 or more
           issued by foreign offices                                                            44

 VI.    Return on Equity and Assets                                                             16

VII.    Short-Term Borrowings                                                                   44

ITEM 2.   PROPERTIES

A subsidiary of the Bank is the sole general partner in a Hawaii limited partnership which owns all of a city block in downtown Honolulu containing 55,775 square feet. The Bank's interest in the limited partnership is 99.25%. The administrative headquarters of the Corporation and the main branch of the Bank were formerly located on a portion of the city block. The buildings were demolished and the Bank has begun construction of a modern banking center on this city block. The new headquarters building will include 418,000 square feet of gross office space, including the Bank's main branch and administrative headquarters of the Corporation and the Bank. The new building is anticipated to be completed in 1996. Information about the lease financing of the new headquarters building is included in "Note 15. Lease Commitments" (page 49) in the Financial Review section of the Corporation's Annual Report 1994, which is incorporated herein by reference thereto. Commencing in March 1993, the Bank leased approximately 119,000 square feet in another office building for use as an interim administrative headquarters and main branch until completion of the new structure. The interim office building is approximately a block and a half from the old administrative headquarters and main branch.

Seventeen of the Bank's offices in Hawaii are located on land owned in fee simple by the Bank. The other branches of the Bank, Pioneer and Creditcorp are situated in leasehold premises or in buildings constructed by the Bank or Creditcorp on leased land (see "Note 15. Lease Commitments" (pages 49 through
50) in the Financial Review section of the Corporation's Annual Report 1994, which is incorporated herein by reference thereto). In early 1993, the Bank completed construction of an operations center located on 125,919 square feet of land owned in fee simple by the Bank in an industrial area near downtown Honolulu. The Bank occupies all of the four-story building.

The Bank completed construction of a new five-story, 75,000 square foot office building, including a branch, on property owned in fee simple in Maite, Guam to replace its Agana, Guam Branch in late 1994.

ITEM 3.   LEGAL PROCEEDINGS

Various legal proceedings are pending against the Corporation or its subsidiaries. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on the Corporation's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Corporation with their positions, age and business experience during the past five years:


                                                                    BUSINESS EXPERIENCE DURING LAST 5 YEARS
                                                                     (ALL WITH THE CORPORATION AND THE BANK
              OFFICER                  AGE                               EXCEPT AS OTHERWISE INDICATED)
- ----------------------------------     ---      --------------------------------------------------------------------------
Walter A. Dods, Jr.                     53      Chairman of the Board and Chief Executive Officer of the Corporation since
  Chairman, Chief Executive                     1989; President of the Corporation from 1989 - 1991; Executive Vice President of
  Officer and Director                          the Corporation from 1982 - 1989; Director of the Corporation since 1983;
                                                Chairman of the Board and Chief Executive Officer of the Bank since 1989;
                                                President of the Bank from 1984 - 1989; Director of the Bank since 1979.  Mr.
                                                Dods has been with the Bank since 1968.

John A. Hoag                            62      President and Director of the Corporation since 1991; Executive Vice President
  President and Director                        of the Corporation from 1982 - 1991; Vice Chairman of the Bank since July 1994;
                                                President of the Bank from 1989 - 1994; Director of the Bank since 1989;
                                                Executive Vice President of the Bank from 1979 - 1989.  Mr. Hoag has been with the Bank since 1960.

John K. Tsui                            56      Vice Chairman of the Corporation since July 1994; Director, President and Chief
  Vice Chairman                                 Operating Officer of the Bank since July 1994; Director, Chairman and Chief
                                                Executive Officer of FHL since December 1994.  Mr. Tsui was Executive Vice
                                                President of Bancorp Hawaii, Inc. from 1986 - June 1994 and was Vice Chairman of Bank of Hawaii from 1989 - June 1994.  Mr. Tsui was with Bancorp Hawaii,
                                                Inc. from 1984 - June 1994.

Philip H. Ching                         64      Executive Vice President of the Corporation since 1989; Vice President of the
  Executive Vice President                      Corporation from 1974 - 1989; Vice Chairman of the Bank since 1991; Executive
                                                Vice President of the Bank from 1989 - 1991; Senior Vice President and
                                                Administrative Assistant to the Chairman and Chief Executive Officer of the
                                                Bank from 1979 - 1989.  Mr. Ching has been with the Bank and a trust company acquired by the Bank since 1957.

Donald G. Horner                        44      Executive Vice President of the Corporation since 1989; Vice President of the
  Executive Vice President                      Corporation from 1987 - 1989; Vice Chairman of the Bank since July 1994;
                                                Executive Vice President of the Bank from 1992 - 1994; Chairman of Creditcorp since 1993; Chairman and Chief Executive Officer of Creditcorp from 1992 -
                                                1993; Director of Creditcorp since 1985; President of Creditcorp from 1985 -
                                                1992; Director of FHL since 1983; President of FHL from 1985 - 1994.  Mr.
                                                Horner has been with the Bank since 1978.

                                                                    BUSINESS EXPERIENCE DURING LAST 5 YEARS
                                                                     (ALL WITH THE CORPORATION AND THE BANK
               OFFICER                 AGE                                EXCEPT AS OTHERWISE INDICATED)
- ----------------------------------     ---      ---------------------------------------------------------------------------
Howard H. Karr                          52      Executive Vice President and Treasurer of the Corporation since 1989; Vice
  Executive Vice President and                  President and Treasurer of the Corporation from 1978 - 1989; Vice Chairman,
  Treasurer                                     Chief Financial Officer and Treasurer of the Bank since September 1993; Vice
                                                Chairman and Chief Financial Officer of the Bank from 1991 - 1993; Executive
                                                Vice President and Chief Financial Officer of the Bank from 1989 - 1991; Senior
                                                Vice President and Controller of the Bank from 1979 - 1989.  Mr. Karr has been with the Bank since 1973.

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

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Required information is included in "Common Stock Information" (page 15) in the Financial Review section of the Corporation's Annual Report 1994, and is incorporated herein by reference thereto.

ITEM 6.   SELECTED FINANCIAL DATA

Required information is included in "Summary of Selected Consolidated Financial Data" (page 16) in the Financial Review section of the Corporation's Annual Report 1994, and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 17 through 31) in the Financial Review section of the Corporation's Annual Report 1994, and is incorporated herein by reference thereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in the Financial Review section of the Corporation's Annual Report 1994, which is incorporated herein by reference thereto as follows:

                                                                                      PAGE NUMBER
                                                                                      -----------
     Report of Independent Accountants                                                     34
     First Hawaiian, Inc. and Subsidiaries:
          Consolidated Balance Sheets at December 31, 1994 and 1993                        35
          Consolidated Statements of Income for the years ended
              December 31, 1994, 1993 and 1992                                             36
          Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 31, 1994, 1993 and 1992                         37
          Consolidated Statements of Cash Flows for the years ended
              December 31, 1994, 1993 and 1992                                             38
     First Hawaiian, Inc. (Parent Company):
          Balance Sheets at December 31, 1994 and 1993                                     52
          Statements of Income for the years ended December 31, 1994,
              1993 and 1992                                                                52
          Statements of Changes in Stockholders' Equity for the
              years ended December 31, 1994, 1993 and 1992                                 37
          Statements of Cash Flows for the years ended December 31, 1994,
              1993 and 1992                                                                53
     Notes to Financial Statements                                                      39 - 53
     Summary of Quarterly Financial Data (Unaudited)                                       32
     Supplementary Data                                                                    33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information relating to directors is included in "Election of Directors" and "Directors Continuing in Office and Executive Officers" (pages 3 through 9) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto. Required information relating to executive officers is included in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

Required information is included in "Compensation of Directors" and "Executive Compensation" (pages 9 through 20) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Required information is included in "Outstanding Shares; Voting Rights," "Election of Directors" and "Directors Continuing in Office and Executive Officers" (pages 2 through 8) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Required information is included in "Certain Transactions" (pages 21 and 22) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                             PAGE NUMBER IN
                                                                                          --------------------
                                                                                             FIRST HAWAIIAN,
                                                                                               INC. ANNUAL
                                                                                               REPORT 1994
                                                                                              (EXHIBIT 13)
                                                                                          --------------------
(a)  1. Financial Statements

        The following financial statements are incorporated by reference in Part II
        (Item 8) of this Form 10-K:

        Report of Independent Accountants                                                          34
        First Hawaiian, Inc. and Subsidiaries:
             Consolidated Balance Sheets at December 31, 1994 and 1993                             35
             Consolidated Statements of Income for the
               years ended December 31, 1994, 1993 and 1992                                        36
             Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 1994, 1993 and 1992                                37
             Consolidated Statements of Cash Flows for the
               years ended December 31, 1994, 1993 and 1992                                        38
        First Hawaiian, Inc. (Parent Company):
             Balance Sheets at December 31, 1994 and 1993                                          52
             Statements of Income for the years ended
               December 31, 1994, 1993 and 1992                                                    52
             Statements of Changes in Stockholders' Equity for the
               years ended December 31, 1994, 1993 and 1992                                        37
             Statements of Cash Flows for the years ended
               December 31, 1994, 1993 and 1992                                                    53
        Notes to Financial Statements                                                            39 - 53

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

                    (i)  Equity - Incorporated by reference to Exhibit 3(i) hereto.

                   (ii)  Debt - Indenture, dated as of August 9, 1994 between First
                         Hawaiian, Inc. and The First National Bank of Chicago,
                         Trustee is incorporated by reference to Exhibit 4(ii) to
                         the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the Securities
                         and Exchange Commission.

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

                  (iii)  Lease Agreement dated as of December 1, 1993 between
                         REFIRST, Inc. and First Hawaiian Bank is incorporated by
                         reference to Exhibit 10(iii) to the Corporation's Annual
                         Report on Form 10-K for the fiscal year ended December 31,
                         1993 as filed with the Securities and Exchange Commission.

                   (iv) Construction Management, Escrow and Development Agreement dated as of December 1, 1993 among REFIRST, Inc., First
                         Hawaiian Bank and First Fidelity Bank, N.A., Pennsylvania is incorporated by reference to Exhibit 10(iv) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the Securities and Exchange Commission.

                    (v)  Ground Lease dated as of December 1, 1993 among First
                         Hawaiian Center Limited Partnership, FH Center, Inc. and
                         REFIRST, Inc. is incorporated by reference to Exhibit 10(v)
                         to the Corporation's Annual Report on Form 10-K for the
                         fiscal year ended December 31, 1993 as filed with the
                         Securities and Exchange Commission.

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

        Exhibit  12      Statement re:  computation of ratios.

        Exhibit  13      Annual report to security holders - Corporation's Annual
                         Report 1994.

        Exhibit  21      Subsidiaries of the registrant.

        Exhibit  27      Financial data schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1994.

(c)     Response to this item is the same as Item 14(a)3.

(d)     Response to this item is the same as Item 14(a)2.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST HAWAIIAN, INC.
                                             (Registrant)


                                          By        /s/ HOWARD H. KARR
                                             ----------------------------------
                                                      HOWARD H. KARR
                                                 EXECUTIVE VICE PRESIDENT
                                                       AND TREASURER


Date:   March 16, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ WALTER A. DODS, JR.                                  Chairman,                        March 16, 1995
- --------------------------------------            Chief Executive Officer            -------------------------
    Walter A. Dods, Jr.                                 & Director                             Date


/s/ JOHN W. A. BUYERS                                    Director                         March 16, 1995
- --------------------------------------                                               -------------------------
    John W. A. Buyers                                                                          Date

/s/ JOHN C. COUCH                                        Director                         March 16, 1995
- --------------------------------------                                               -------------------------
    John C. Couch                                                                              Date

/s/ JULIA ANN FROHLICH                                   Director                         March 16, 1995
- --------------------------------------                                               -------------------------
    Julia Ann Frohlich                                                                         Date

/s/ PAUL MULLIN GANLEY                                   Director                         March 16, 1995
- --------------------------------------                                               -------------------------
    Paul Mullin Ganley                                                                         Date

/s/ DAVID M. HAIG                                        Director                         March 16, 1995
- --------------------------------------                                               -------------------------
    David M. Haig                                                                              Date

/s/ JOHN A. HOAG                                         President                        March 16, 1995
- --------------------------------------                  & Director                   -------------------------
    John A. Hoag                                                                               Date

/s/ BERT T. KOBAYASHI, JR.                               Director                         March 16, 1995
- ----------------------------------                                                   -------------------------
    Bert T. Kobayashi, Jr.                                                                     Date

/s/ RICHARD T. MAMIYA                                    Director                         March 16, 1995
- ----------------------------------                                                   -------------------------
    Richard T. Mamiya                                                                          Date

                                                         Director
- ------------------------------------------------                                  -------------------------------
    Fujio Matsuda                                                                              Date

/s/ RODERICK F. McPHEE                                   Director                         March 16, 1995
- --------------------------------------                                               -------------------------
    Roderick F. McPhee                                                                         Date

/s/ ROBERT J. PFEIFFER                                   Director                         March 16, 1995
- -------------------------------------                                                -------------------------
    Robert J. Pfeiffer                                                                         Date

/s/ GEORGE P. SHEA, JR.                                  Director                         March 16, 1995
- ------------------------------------                                                 -------------------------
    George P. Shea, Jr.                                                                        Date

/s/ FRED C. WEYAND                                       Director                         March 16, 1995
- ---------------------------------------------                                        -------------------------
    Fred C. Weyand                                                                             Date

/s/ ROBERT C. WO                                         Director                         March 16, 1995
- ----------------------------------------------                                       -------------------------
    Robert C. Wo                                                                               Date

/s/ HOWARD H. KARR                                 Executive Vice President               March 16, 1995
- ---------------------------------------------           & Treasurer                  -------------------------
    Howard H. Karr                                (Principal financial and                     Date
                                                     accounting officer)

                                 EXHIBIT INDEX


     Exhibit
     Number                                       Description
       3          (i)     Certificate of Incorporation - Incorporated by reference to Exhibit
                          3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 as filed with the Securities and
                          Exchange Commission.

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

                  (i)     Equity - Incorporated by reference to Exhibit 3(i) hereto.


                 (ii)     Debt - Indenture, dated as of August 9, 1993 between First
                          Hawaiian, Inc. and The First National Bank of Chicago, Trustee is
                          incorporated by reference to Exhibit 4(ii) to the Corporation's
                          Annual Report on Form 10-K for the fiscal year ended December 31,
                          1993 as filed with the Securities and Exchange Commission.

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

                (iii)     Lease Agreement dated as of December 1, 1993 between REFIRST, Inc.
                          and First Hawaiian Bank is incorporated by reference to Exhibit
                          10(iii) to the Corporation's Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1993 as filed with the Securities and Exchange Commission.

                (iv)      Construction Management, Escrow and Development Agreement dated as of December 1, 1993 among REFIRST, Inc., First Hawaiian Bank and
                          First Fidelity Bank, N.A., Pennsylvania is incorporated by reference to Exhibit 10(iv) to the Corporation's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1993 as filed with the Securities and Exchange Commission.

                 (v)      Ground Lease dated as of December 1, 1993 among First Hawaiian
                          Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is
                          incorporated by reference to Exhibit 10(v) to the Corporation's
                          Annual Report on Form 10-K for the fiscal year ended December 31,
                          1993 as filed with the Securities and Exchange Commission.

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

     12                   Statement re:  computation of ratios.

     13                   Annual report to security holders - Corporation's Annual Report
                          1994.

     21                   Subsidiaries of the registrant.


     27                   Financial data schedule.