Form 10-Q
period 1995-03-31
FIRST HAWAIIAN INC
filed 1995-05-12
CIK 36377

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                              ------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from . . . . . . . . . . to . . . . . . . . .

                         Commission file number 0-7949

                              ------------------

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                              ------------------

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

                              ------------------

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
                         Yes   X            No
                             -----             -----

  The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995 was:


               Class                                             Outstanding
     --------------------------                               -----------------
     Common Stock, $5 Par Value                               31,964,192 Shares



================================================================================

Part I.                  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                                                            Page
                                                                                                                       ----
           Consolidated Balance Sheets at March 31, 1995, December 31, 1994
                 and March 31, 1994                                                                                       2
           Consolidated Statements of Income for the three months ended March 31, 1995
                 and 1994                                                                                                 3
           Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1995 and 1994                                                                                  4
           Consolidated Statements of Changes in Stockholders' Equity for the
                 three months ended March 31, 1995 and 1994                                                               5
           Notes to Consolidated Financial Statements                                                                     5

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                             6-15

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                              16

SIGNATURES                                                                                                               17

EXHIBIT INDEX

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                            MARCH 31,        December 31,        March 31,
                                                           ----------        ------------       ----------
                                                              1995               1994              1994
                                                           ----------         ----------        ----------
                                                                            (in thousands)
ASSETS
Interest-bearing deposits in other banks                   $    8,770         $   11,670        $   65,810
Federal funds sold and securities purchased
    under agreements to resell                                285,904            180,000            87,956
Investment securities:
    Held-to-maturity (fair value of $817,206,
         $981,651 and $1,142,853, respectively)               823,649            995,887         1,139,798
    Available-for-sale                                        161,877            151,992           131,352
Loans and leases:
    Loans and leases                                        5,713,570          5,533,565         5,014,133
    Less allowance for loan and lease losses                   61,236             61,250            61,929
                                                           ----------         ----------        ----------
Net loans and leases                                        5,652,334          5,472,315         4,952,204
                                                           ----------         ----------        ----------
Total earning assets                                        6,932,534          6,811,864         6,377,120
Cash and due from banks                                       267,313            262,894           296,909
Premises and equipment                                        245,320            245,338           251,841
Customers' acceptance liability                                 2,107                732             1,800
Core deposit premium                                           13,312             13,722            15,376
Goodwill                                                       77,993             78,896            80,413
Other assets                                                  164,848            121,698            95,439
                                                           ----------         ----------        ----------
TOTAL ASSETS                                               $7,703,427          7,535,144        $7,118,898
                                                           ==========         ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                             $  833,175         $  861,869        $  931,751
    Interest-bearing demand                                 1,128,513          1,160,219         1,207,065
    Savings                                                 1,155,446          1,226,877         1,394,498
    Time                                                    1,640,479          1,503,347         1,354,348
    Foreign                                                   467,543            399,901           184,286
                                                           ----------         ----------        ----------
Total deposits                                              5,225,156          5,152,213         5,071,948
Short-term borrowings                                       1,395,182          1,329,816         1,055,025
Acceptances outstanding                                         2,107                732             1,800
Other liabilities                                             214,738            205,108           168,510
Long-term debt                                                228,283            219,331           208,583
                                                           ----------         ----------        ----------
Total liabilities                                           7,065,466          6,907,200         6,505,866
                                                           ----------         ----------        ----------
Stockholders' equity:
    Common stock                                              162,713            162,713           162,713
    Surplus                                                   133,820            133,820           133,821
    Retained earnings                                         355,675            346,339           321,028
    Unrealized valuation adjustment                              (197)            (1,033)              (41)
    Treasury stock                                            (14,050)           (13,895)           (4,489)
                                                           ----------         ----------        ----------
Total stockholders' equity                                    637,961            627,944           613,032
                                                           ----------         ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $7,703,427         $7,535,144        $7,118,898
                                                           ==========         ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                          THREE MONTHS ENDED MARCH 31,
                                                      -------------------------------------
                                                         1995                      1994
                                                      -----------               -----------
                                                            (in thousands, except
                                                          shares and per share data)

INTEREST INCOME
Interest and fees on loans                            $   118,656               $    93,987
Lease financing income                                      3,592                     2,918
Interest on investment securities:
 Taxable interest income                                   11,360                    10,626
 Exempt from Federal income taxes                           1,654                       379
Other interest income                                       3,332                     2,134
                                                      -----------               -----------
Total interest income                                     138,594                   110,044
                                                      -----------               -----------
INTEREST EXPENSE
Deposits                                                   42,149                    26,712
Short-term borrowings                                      20,513                     9,332
Long-term debt                                              3,179                     2,917
                                                      -----------               -----------
Total interest expense                                     65,841                    38,961
                                                      -----------               -----------
Net interest income                                        72,753                    71,083
Provision for loan and lease losses                         3,340                     3,843
                                                      -----------               -----------
Net interest income after provision for
 loan and lease losses                                     69,413                    67,240
                                                      -----------               -----------
OTHER OPERATING INCOME
Trust income                                                6,354                     6,462
Service charges on deposit accounts                         6,306                     5,884
Other service charges and fees                              8,254                     8,153
Securities gains, net                                           1                       141
Other                                                       2,068                     2,429
                                                      -----------               -----------
Total other operating income                               22,983                    23,069
                                                      -----------               -----------
OTHER OPERATING EXPENSES
Salaries and wages                                         23,227                    23,227
Employee benefits                                           7,234                     7,382
Occupancy expense                                           6,426                     5,722
Equipment expense                                           6,386                     5,873
Other                                                      20,072                    19,200
                                                      -----------               -----------
Total other operating expenses                             63,345                    61,404
                                                      -----------               -----------
Income before income taxes                                 29,051                    28,905
Income taxes                                               10,281                    10,168
                                                      -----------               -----------
NET INCOME                                            $    18,770               $    18,737
                                                      ===========               ===========
PER SHARE DATA
NET INCOME                                            $       .59               $       .58
                                                      ===========               ===========
CASH DIVIDENDS                                        $      .295               $      .295
                                                      ===========               ===========
AVERAGE SHARES OUTSTANDING                             32,021,262                32,399,530
                                                      ===========               ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------------
                                                                    1995                             1994
                                                                  ---------                        ---------
                                                                                (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                    $ 262,894                        $ 436,129
                                                                  ---------                        ---------
Cash flows from operating activities:
 Net income                                                          18,770                           18,737
 Provision for loan and lease losses                                  3,340                            3,843
 Depreciation and amortization                                        6,757                            5,932
 Income taxes                                                         8,265                            8,123
 Decrease (increase) in interest receivable                          (3,333)                           7,542
 Increase (decrease) in interest payable                              7,921                           (1,691)
 Decrease (increase) in prepaid expenses                              1,304                           (3,772)
                                                                  ---------                        ---------
Net cash provided by operating activities                            43,024                           38,714
                                                                  ---------                        ---------
Cash flows from investing activities:
 Net decrease in interest-bearing deposits
   in other banks                                                     2,900                           50,926
 Net increase in Federal funds sold and securities
   purchased under agreements to resell                            (105,904)                         (52,956)
 Purchase of held-to-maturity investment securities                 (44,031)                         (58,404)
 Proceeds from sale of held-to-maturity
   investment securities                                             14,904                           54,278
 Proceeds from maturity of held-to-maturity
   investment securities                                            201,365                           94,806
 Purchase of available-for-sale investment securities               (10,962)                        (141,137)
 Proceeds from maturity of available-for-sale
   investment securities                                              1,077                            9,785
 Net decrease (increase) in loans and leases
   to customers                                                    (183,860)                          47,206
 Capital expenditures                                                (4,579)                          (6,714)
 Other                                                              (47,187)                          14,330
                                                                  ---------                        ---------
Net cash provided by (used in) investing activities                (176,277)                          12,120
                                                                  ---------                        ---------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                 72,943                         (148,180)
 Net increase (decrease) in short-term borrowings                    65,366                          (14,657)
 Proceeds from long-term debt                                         8,955                                -
 Payments on long-term debt                                              (3)                         (13,184)
 Cash dividends paid                                                 (9,434)                          (9,544)
 Purchases of common stock for issuance under
   Incentive Plan for Key Executives and
   Stock Incentive Plan                                                (155)                          (4,489)
                                                                  ---------                        ---------
Net cash provided by (used in) financing activities                 137,672                         (190,054)
                                                                  ---------                        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                          $ 267,313                        $ 296,909
                                                                  =========                        =========
Supplemental disclosures:
 Interest paid                                                    $  57,920                        $  44,076
                                                                  =========                        =========
 Net income taxes paid                                            $   2,016                        $   2,045
                                                                  =========                        =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------------
                                                                    1995                             1994
                                                                  --------                         --------
                                                                                (in thousands)
BALANCE, BEGINNING OF PERIOD                                      $627,944                         $608,369
Net income                                                          18,770                           18,737
Purchases of common stock for issuance under
 Incentive Plan for Key Executives and
 Stock Incentive Plan                                                 (155)                          (4,489)
Unrealized valuation adjustment                                        836                              (41)
Cash dividends paid                                                 (9,434)                          (9,544)
                                                                  --------                         --------
BALANCE, END OF PERIOD                                            $637,961                         $613,032
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

         Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform with the 1995 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

         In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

2.       ACCOUNTING CHANGES
Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the market price or fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not have a material effect on the consolidated financial statements of the Company.

         Effective January 1, 1994, the Company adopted SFAS No. 112, "Employer's Accounting for Postretirement Benefits," which requires that the estimated cost of benefits provided by an employer to former or inactive employees after employment, but before retirement, be accounted for on an accrual basis. The adoption of SFAS No. 112 did not have a material effect on the consolidated financial statements of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the first three months of 1995 was $18,770,000 compared to $18,737,000 for the first three months of 1994, an increase of .2%. On a per share basis, consolidated net income for the first quarter of 1995 was $.59, an increase of 1.7% as compared to the first quarter of 1994.

On an annualized basis, the Company's return on average total assets for the first three months of 1995 was 1.00% compared to 1.06% for the same period in 1994 and return on average stockholders' equity was 12.07% compared to 12.47% for the same period in 1994. The decreases in return on average total assets and in return on average stockholders' equity were primarily attributable to the slight increase in earnings as compared to the 5.7% increase in average total assets and 3.5% increase in average stockholders' equity. The increase in earnings per share was primarily attributable to the decrease in average shares outstanding, resulting from purchases of treasury stock to be used for issuance under various incentive plans of the Company.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $1,456,000, or 2.0%, to $74,341,000 for the three months ended March 31, 1995 from $72,885,000 for the same period in 1994. This increase was primarily due to a 6.9% increase in average earning assets, reflecting significant growth in new loans and leases, offset by a 20 basis point (1% equals 100 basis points) decrease in the net interest margin.

As a result of increases in prevailing interest rates from the first quarter of 1994 to the first quarter of 1995, the yield on average earning assets increased 121 basis points and the rate paid for sources of funds used for such earning assets increased 141 basis points, which resulted in a decrease in the net interest margin from 4.54% to 4.34%.

Average earning assets increased by $445,545,000, or 6.9%, in the first quarter of 1995 over the first quarter of 1994. Efforts to diversify the Company's loan portfolio, both geographically and by industry, resulted in an 11.5% increase in average loans and leases. Credit extensions to companies on the mainland United States in the telecommunications industry primarily accounted for this increase. As a result, the mix of average earning assets changed, with higher-yielding loans and leases representing 81.0% of average earning assets in the first quarter of 1995 as compared to 77.6% in the first quarter of 1994.

Average interest-bearing deposits and liabilities increased by $449,812,000, or 8.2%, over the first quarter of 1994. As a result of depositors seeking higher yields, the mix of average interest-bearing deposits and liabilities changed with higher rate time deposits representing 35.1% of average interest-bearing deposits and liabilities in the first quarter of 1995 as compared to 26.0% in the first quarter of 1994.

The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 1995 and 1994) to make them comparable with taxable items before any income taxes are applied.

                                                             THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------------------------------------
                                                       1995                                  1994
                                         ------------------------------        ------------------------------
                                                     INTEREST                              Interest
                                          AVERAGE     INCOME/    YIELD/           Average    Income/    Yield/
                                          BALANCE     EXPENSE    RATE(1)          Balance    Expense   Rate(1)
                                         ---------   ---------   ------          ---------  ---------  -------
                                                                (dollars in thousands)

   ASSETS

Earning assets:
 Interest-bearing deposits
   in other banks                      $   10,462     $    154    5.97%        $  128,871    $  1,013    3.19%
 Federal funds sold and
   securities purchased
   under agreements to resell             231,406        3,180    5.57            143,740       1,121    3.16
 Held-to-maturity securities              922,716       11,850    5.21          1,076,171      11,610    4.38
 Available-for-sale securities            158,217        2,591    6.64            109,441       1,050    3.89
 Loans and leases(2),(3)                5,626,482      122,407    8.82          5,045,514      97,052    7.80
                                       ----------     --------                 ----------    --------
   Total earning assets                 6,949,283      140,182    8.18          6,503,737     111,846    6.97
                                                      --------                               --------
Nonearning assets                         649,988                                 686,329
                                       ----------                              ----------
   Total assets                        $7,599,271                              $7,190,066
                                       ==========                              ==========
   LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits
 and liabilities:
 Deposits                              $4,325,674     $ 42,149    3.95%        $4,166,823    $ 26,712    2.60%
 Short-term borrowings                  1,399,720       20,513    5.94          1,119,656       9,331    3.38
 Long-term debt                           223,822        3,179    5.76            212,925       2,918    5.56
                                       ----------     --------                 ----------    --------
   Total interest-bearing
     deposits and liabilities           5,949,216       65,841    4.49          5,499,404      38,961    2.87
                                                      --------    ----                       --------    ----
   Interest rate spread                                           3.69%                                  4.06%
                                                                  ====                                   ====
Noninterest-bearing demand
 deposits                                 828,650                                 920,502
Other liabilities                         190,890                                 160,789
                                       ----------                              ----------
   Total liabilities                    6,968,756                               6,580,695

Stockholders' equity                      630,515                                 609,371
                                       ----------                              ----------
   Total liabilities and
     stockholders' equity              $7,599,271                              $7,190,066
                                       ==========                              ==========
   Net interest income and
     margin on earning assets                           74,341    4.34%                        72,885    4.54%
                                                                  ====                                   ====
Tax equivalent adjustment                                1,588                                  1,802
                                                      --------                               --------
   Net interest income                                $ 72,753                               $ 71,083
                                                      ========                               ========

(1)  Annualized.
(2) Nonaccruing loans and leases have been included in computations of average loan and lease balances.
(3) Interest income for loans and leases included loans fees of $5,915 and $8,005 for 1995 and 1994, respectively.

INVESTMENT SECURITIES

Comparative book and fair values of held-to-maturity investment securities at March 31, 1995, December 31, 1994, and March 31, 1994 were as follows:

                                           MARCH 31,        December 31,          March 31,
                                             1995               1994                1994
                                           --------           --------            --------
                                                          (in thousands)
        Book value                         $823,649           $995,887           $1,139,798

        Unrealized gains                      2,243              3,600                9,259

        Unrealized losses                    (8,686)           (17,836)              (6,204)
                                           --------           --------           ----------
        Fair value                         $817,206           $981,651           $1,142,853
                                           ========           ========           ==========


The decrease in unrealized losses from December 31, 1994 to March 31, 1995, was primarily attributable to the stable interest rate environment in the first quarter of 1995 as compared to the rise in the overall level of interest rates during 1994 resulting from monetary actions of the Federal Reserve Board.

At March 31, 1995, gross unrealized gains and losses on available-for-sale securities were $43,000 and $371,000, respectively. At December 31, 1994, there were no unrealized gains and the gross unrealized losses on available-for-sale securities were $1,716,000.

Gross realized gains and losses for the three months ended March 31, 1995 and 1994 were as follows:

                                            1995           1994
                                            ----           ----
                                               (in thousands)
         Realized gains                      $3             $142

         Realized losses                      2                1
                                             --             ----
         Securities gains, net               $1             $141
                                             ==             ====


Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at March 31, 1995, December 31, 1994 and March 31, 1994:

                                     MARCH 31, 1995          December 31, 1994           March 31, 1994
                                   -------------------      -------------------        ------------------
                                      AMOUNT      %            Amount      %              Amount     %
                                   -------------------      ----------- -------        ------------------
                                                           (dollars in thousands)
Commercial, financial and
  agricultural                   $1,461,574     25.6%      $1,307,145    23.6%       $1,185,337     23.6%
Real estate:
    Commercial                      947,867     16.6          964,758    17.4           895,431     17.8
    Construction                    308,521      5.4          320,783     5.8           271,042      5.4
    Residential:
         Insured, guaranteed
           or conventional        1,671,164     29.2        1,615,306    29.2         1,449,685     28.9
         Home equity credit
           lines                    384,332      6.8          391,195     7.1           349,490      7.0
                                 ----------    -----       ----------   -----        ----------    -----
         Total real estate
           loans                  3,311,884     58.0        3,292,042    59.5         2,965,648     59.1
                                 ----------    -----       ----------   -----        ----------    -----
Consumer                            465,534      8.1          467,827     8.4           450,411      9.0
Lease financing                     228,859      4.0          230,587     4.2           198,826      4.0
Foreign                             245,719      4.3          235,964     4.3           213,911      4.3
                                 ----------    -----       ----------   -----        ----------    -----
         Total loans and
           leases                 5,713,570    100.0%       5,533,565   100.0%        5,014,133    100.0%
Less allowance for loan and
    lease losses                     61,236                    61,250                    61,929
                                 ----------                ----------                ----------
         Total net loans and
           leases                $5,652,334                $5,472,315                $4,952,204
                                 ==========                ==========                ==========



The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 1995, total loans and leases were $5,713,570,000, an increase of 3.3% from December 31, 1994.

Total loans and leases at March 31, 1995, represented 74.2% of total assets, 82.4% of total earning assets and 109.3% of total deposits compared to 73.4% of total assets, 81.2% of total earning assets and 107.4% of total deposits at December 31, 1994. Governmental and certain other time deposits were shifted into security repurchase agreements at March 31, 1995, December 31, 1994 and March 31, 1994 to reduce the Company's deposit insurance premiums. If these repurchase agreements were included in the deposit base, total loans and leases as a percentage of total deposits would represent 94.3%, 92.6% and 84.2%, respectively, at such dates.

At March 31, 1995, commercial, financial and agricultural loans increased $154,429,000, or 11.8%, over December 31, 1994. Credit extensions to companies in the telecommunications industry primarily accounted for this increase.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 1995, commercial real estate loans totalled $947,867,000, or 16.6%, of total loans and leases. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $53,866,000 at March 31, 1995, a decrease of 7.8% from December 31, 1994. At March 31, 1995, the largest concentration of commercial real estate loans to a single borrower was $28,860,000.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 1995, December 31, 1994 and March 31, 1994 follows:

                                                        MARCH 31,      December 31,      March 31,
                                                          1995             1994            1994
                                                    ---------------- --------------------------------
                                                                  (dollars in thousands)
Nonperforming loans and leases:
    Nonaccrual:
         Commercial, financial and agricultural          $ 7,915          $ 7,972         $ 9,646

         Real estate:
             Construction                                  2,260            7,038          26,547
             Commercial                                   38,673           35,290          25,969
             Residential:
                 Insured, guaranteed, or conventional      5,023            4,649           8,207
                 Home equity credit lines                    519              520             259
                                                         -------          -------         -------
                 Total real estate loans                  46,475           47,497          60,982
                                                         -------          -------         -------
         Consumer                                            216              143              76
         Lease financing                                     210              212               3
                                                         -------          -------         -------
                 Total nonaccrual loans and leases        54,816           55,824          70,707
    Renegotiated:
         Commercial real estate                            2,500            3,128              --
         Commercial, financial and agricultural               --               --               2
                                                         -------          -------         -------
                 Total nonperforming loans and leases     57,316           58,952          70,709

Other real estate owned                                    9,082            4,160          13,210
                                                         -------          -------         -------
                 Total nonperforming assets              $66,398          $63,112         $83,919
                                                         =======          =======         =======
Loans and leases past due 90 days or more
  and still accruing interest                            $44,701          $33,367         $22,733
                                                         =======          =======         =======
Nonperforming assets to total loans and leases
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans
         and leases                                        1.16%            1.14%           1.66%
    Including 90 days past due accruing loans
         and leases                                        1.94%            1.74%           2.11%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans
         and leases                                         .86%             .84%           1.17%
    Including 90 days past due accruing loans
         and leases                                        1.44%            1.28%           1.48%

Nonperforming assets increased from $63,112,000 at December 31, 1994 to $66,398,000 at March 31, 1995.

The decrease in the nonaccrual real estate - construction category and corresponding increase in the other real estate owned category was due to the foreclosure on a real estate - construction loan with a carrying value of $4,433,000 in March 1995.

Loans and leases past due 90 days or more and still accruing interest totalled $44,701,000 at March 31, 1995, an increase of $11,334,000, or 34.0%, from
December 31, 1994. The increase was primarily due to six commercial real estate loans totalling $8.2 million and a $2.7 million commercial loan.
All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately secured and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been adversely affected by the unusually long recession experienced by the Hawaii economy and weaknesses in both the local and California real estate markets. The Company believes that the Hawaii economy is beginning to show signs of improvement, and local commercial real estate markets evidence signs of having stabilized. A significant and sustained improvement in the Hawaii economy and in local real estate markets should have a positive effect on the Company's overall asset quality; however, there can be no assurance that such improvements will result in a significant reduction in the level of nonperforming assets (which consist primarily of commercial real estate loans) or related charge-offs in the near term.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:



                                                        THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------------------------------
                                                    1995                            1994
                                         ------------------------          -----------------------
                                           AVERAGE       AVERAGE             Average       Average
                                           BALANCE       RATE(1)             Balance       Rate(1)
                                         -----------     -----             -----------     ------
                                                           (dollars in thousands)
  Interest-bearing demand                 $1,108,993     2.76%              $1,246,257     1.92%
  Savings                                  1,128,820     3.24                1,488,406     1.92
  Time                                     2,087,862     4.97                1,432,160     3.90
                                          ----------                        ----------

    Total interest-bearing deposits        4,325,675     3.95                4,166,823     2.60
  Noninterest-bearing demand                 828,650       --                  920,502       --
                                          ----------                        ----------
        Total deposits                    $5,154,325     3.32%              $5,087,325     2.13%
                                          ==========                        ==========


Average interest-bearing deposits increased $158,852,000, or 3.8%, over the first quarter of 1994. As a result of depositors seeking higher yields, the mix of average interest-bearing deposits changed, with higher rate time deposits representing 48.3% of average interest-bearing deposits in the first quarter of 1995 as compared to 34.4% in the first quarter of 1994.


(1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------------
                                                                   1995                       1994
                                                                ----------                 -----------
                                                                        (dollars in thousands)

Loans and leases outstanding (end of period)                     $5,713,570                $5,014,133
                                                                 ==========                ==========

Average loans and leases outstanding                             $5,626,482                $5,045,514
                                                                 ==========                ==========

Allowance for loan and lease losses:
   Balance at beginning of period                                $   61,250                $   62,253
                                                                 ----------                ----------
   Loans and leases charged off:
       Commercial, financial and agricultural                           833                     2,551
       Real estate:
          Construction                                                  827                       804
          Commercial                                                    596                       375
          Residential                                                   117                       252
       Consumer                                                       1,482                     1,488
                                                                 ----------                ----------
          Total loans and leases charged off                          3,855                     5,470
                                                                 ----------                ----------
   Recoveries on loans and leases previously charged off:
       Commercial, financial and agricultural                            28                       871
       Real estate:
          Construction                                                    5                         4
          Commercial                                                      1                        --
          Residential                                                    17                        14
       Consumer                                                         450                       412
       Lease financing                                                   --                         2
                                                                 ----------                ----------
          Total recoveries on loans and leases
            charged off                                                 501                     1,303
                                                                 ----------                ----------
          Net charge-offs                                             3,354                     4,167
   Provision charged to expense                                       3,340                     3,843
                                                                 ----------                ----------
   Balance at end of period                                      $   61,236                $   61,929
                                                                 ==========                ==========
Net loans and leases charged off to
   average loans and leases                                            .24%(1)                   .33%(1)
Net loans and leases charged off to
   allowance for loan and lease losses                               22.21%(1)                 27.29%(1)
Allowance for loan and lease losses to
   total loans and leases (end of period)                             1.07%                     1.24%
Allowance for loan and lease losses to
   nonperforming loans and leases (end of period):
       Excluding 90 days past due accruing loans and leases           1.07X                      .88x
       Including 90 days past due accruing loans and leases            .60X                      .66x

(1)Annualized.

For the first three months of 1995, the provision for loan and lease losses was $3,340,000, a decrease of $503,000, or 13.1%, as compared to the same period in 1994. This decrease is consistent with the decrease in net charge-offs for the respective period. Net charge-offs for the first three months of 1995 were $3,354,000, a decrease of $813,000, or 19.5%, compared to the same period in 1994. The allowance for loan and lease losses increased to 107% of nonperforming assets at March 31, 1995 (excluding 90 days past due accruing loans and leases) from 88% at March 31, 1994, reflecting the substantial decrease in nonperforming assets and net charge-offs in the first quarter of 1995 compared to the first quarter of the prior year.

OTHER OPERATING INCOME

Exclusive of securities transactions, other operating income totalled $22,982,000 for the first quarter of 1995, an increase of .2% over the same period in 1994.

Trust fees decreased $108,000, or 1.7%, for the first quarter of 1995 compared to the same period in 1994.

Service charges on deposit accounts increased $422,000, or 7.2%, for the first quarter of 1995 over the same period in 1994. This increase was partly attributable to increases in fees on checking accounts and on checks returned and paid.

Other service charges and fees increased $101,000, or 1.2%, for the first quarter of 1995 over the same period in 1994. This increase was primarily the result of fee income from loan servicing.

Security transactions resulted in net pre-tax gains of $1,000 for the first three months of 1995 compared to net pre-tax gains of $141,000 for the same period in 1994.

Other operating income decreased $361,000, or 14.9%, for the first quarter of 1995 compared to the same period in 1994. This decrease was partly attributable to an advisory fee recognized in 1994.

OTHER OPERATING EXPENSES

Other operating expenses totalled $63,345,000 for the first three months of 1995, an increase of 3.2% over the first three months of 1994.

Total personnel expenses (salaries and wages and employee benefits) decreased $148,000, or .5%, for the first three months of 1995 as compared to the same period in 1994.

Occupancy expense for the first three months of 1995 increased $704,000, or 12.3%, over the same period in 1994, primarily as a result of higher depreciation, insurance and rental expenses. The increase in depreciation and insurance expenses was primarily attributable to the construction of a new five-story, 75,000 square foot office building, including a branch, on property owned in fee simple in Maite, Guam in late 1994.

Equipment expense increased $513,000, or 8.7%, for the first quarter of 1995 over the same period in 1994, primarily as a result of higher depreciation and rental expense and maintenance service contracts in connection with the migration from a Unisys to IBM information technology platform and improvements in the delivery and processing systems.

Other expenses for the first three months of 1995 increased $872,000, or 4.5%, over the same period in 1994, primarily as a result of higher software depreciation expense and interchange fees.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first three months of 1995 was 35.4% as compared to 35.2% for the same period in 1994.

LIQUIDITY AND CAPITAL

Stockholders' equity was $637,961,000 at March 31, 1995, a 1.6% increase from $627,944,000 at December 31, 1994. Average stockholders' equity represented 8.30% of average total assets for the first quarter of 1995 compared to 8.48% in the same quarter last year. There was no significant change in the Company's liquidity position during the first quarter of 1995.

The following tables present the Company's regulatory capital position at March 31, 1995:

                           RISK-BASED CAPITAL RATIOS

                                                                  AMOUNT              RATIO
                                                               -----------            -------
                                                                     (dollars in thousands)

Tier 1 Capital                                                 $   556,456             9.19%
Tier 1 Capital minimum requirement(1)                              242,151             4.00
                                                               -----------           ------
    Excess                                                     $   314,305             5.19%
                                                               ===========           ======

Total Capital                                                  $   717,692            11.86%
Total Capital minimum requirement(1)                               484,301             8.00
                                                               -----------           ------
    Excess                                                     $   243,391             3.86%
                                                               ===========           ======
Risk-weighted assets                                           $ 6,053,763
                                                               ===========


                                 LEVERAGE RATIO

                                                                  AMOUNT              RATIO
                                                               -----------            -------
                                                                     (dollars in thousands)

Tier 1 Capital to average quarterly total assets
    (net of certain intangibles)
    Tier 1 Leverage Ratio                                      $   556,456             7.40 %
Minimum leverage requirement(2)                                    225,527             3.00
                                                               -----------           ------
    Excess                                                     $   330,929             4.40 %
                                                               ===========           ======
Average quarterly total assets (net of certain intangibles)    $ 7,517,569
                                                               ===========

(1) Risk-based capital guidelines as established by the Federal Reserve Board for bank holding companies require minimum Tier 1 and Total capital ratios of 4% and 8%, respectively.
(2) The Leverage Ratio of 3% is the minimum requirement for the most highly rated banking organizations which are not experiencing or anticipating significant growth. According to the Federal Reserve Board, other banking organizations are expected to maintain leverage ratios of at least one to two percent higher.

The Board of Directors of the Company has authorized the purchase from time to time of shares of outstanding common stock of the Company for issuance under the Company's Incentive Plan for Key Executives and Stock Incentive Plan. During the first quarter of 1995, the Company acquired 6,263 shares at an average price of $24.80 per share under this authorization.

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 12    Statement regarding computation of ratios.

                 Exhibit 27    Financial data schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST HAWAIIAN, INC.
                                           (Registrant)



Date      May 12, 1995                 By         /s/ HOWARD H. KARR
     ------------------------          ----------------------------------------
                                                      HOWARD H. KARR
                                        EXECUTIVE VICE PRESIDENT AND TREASURER
                                              (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


      EXHIBIT                                                                       PAGE NUMBER IN
       NUMBER                              DESCRIPTION                      QUARTERLY REPORT ON FORM 10-Q
       ------                              -----------                      -----------------------------
         12                Statement regarding computation of ratios.                     19

         27                          Financial data schedule                              20