Form 10-Q
period 1995-06-30
FIRST HAWAIIAN INC
filed 1995-08-11
CIK 36377

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 -------------

                                   FORM 10-Q

         (Mark One)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from  . . . . . . . . . . . .
                to  . . . . . . . . . . . .

                         Commission file number 0-7949

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                                 -------------

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

                                 -------------

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

                             Yes   X       No
                                 -----        -----

        The number of shares outstanding of each of the issuer's classes of common stock as of July 25, 1995 was:

                Class                                     Outstanding
      --------------------------                       -----------------
      Common Stock, $5 Par Value                       31,879,436 Shares

================================================================================

PART I.           FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)                                                      Page
                                                                                                  ----
            Consolidated Balance Sheets at June 30, 1995, December 31, 1994
                  and June 30, 1994                                                                 2
            Consolidated Statements of Income for the quarter and six months ended
                  June 30, 1995 and 1994                                                            3
            Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1995 and 1994                                                            4
            Consolidated Statements of Changes in Stockholders' Equity for the
                  quarter and six months ended June 30, 1995 and 1994                               5
            Notes to Consolidated Financial Statements                                              6


Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      7 - 17

PART II.          OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                    18

Item 6.     Exhibits and Reports on Form 8-K                                                       18

SIGNATURES                                                                                         19

EXHIBIT INDEX

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                              JUNE 30,         December 31,         June 30,
                                                             ----------        ------------       ----------
                                                                1995               1994              1994
                                                             ----------         ----------        ----------
                                                                              (in thousands)
ASSETS
Interest-bearing deposits in other banks                     $   11,770         $   11,670        $   50,695
Federal funds sold and securities purchased
  under agreements to resell                                    180,000            180,000            80,000
Investment securities:
  Held-to-maturity (fair value of $1,186,636,
       $981,651 and $1,096,079, respectively)                 1,186,214            995,887         1,103,895
  Available-for-sale                                            156,560            151,992           129,517
Loans and leases:
  Loans and leases                                            5,253,682          5,533,565         5,132,096
  Less allowance for loan and lease losses                       61,200             61,250            61,873
                                                             ----------         ----------        ----------
Net loans and leases                                          5,192,482          5,472,315         5,070,223
                                                             ----------         ----------        ----------
Total earning assets                                          6,727,026          6,811,864         6,434,330
Cash and due from banks                                         264,456            262,894           175,626
Premises and equipment                                          242,439            245,338           253,289
Customers' acceptance liability                                   1,701                732             1,432
Core deposit premium                                             12,902             13,722            14,545
Goodwill                                                         77,106             78,896            79,549
Other assets                                                    145,071            121,698            88,958
                                                             ----------         ----------        ----------
TOTAL ASSETS                                                 $7,470,701         $7,535,144        $7,047,729
                                                             ==========         ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                 $  825,597         $  861,869        $  849,610
  Interest-bearing demand                                     1,107,981          1,160,219         1,113,356
  Savings                                                     1,119,705          1,226,877         1,359,738
  Time                                                        1,714,216          1,503,347         1,385,308
  Foreign                                                       413,559            399,901           263,088
                                                             ----------         ----------        ----------
Total deposits                                                5,181,058          5,152,213         4,971,100
Short-term borrowings                                         1,174,543          1,329,816         1,078,655
Acceptances outstanding                                           1,701                732             1,432
Other liabilities                                               224,014            205,108           165,317
Long-term debt                                                  243,771            219,331           210,894
                                                             ----------         ----------        ----------
TOTAL LIABILITIES                                             6,825,087          6,907,200         6,427,398
                                                             ----------         ----------        ----------
Stockholders' equity:
  Common stock                                                  162,713            162,713           162,713
  Surplus                                                       133,927            133,820           133,821
  Retained earnings                                             365,119            346,339           330,504
  Unrealized valuation adjustment                                   329             (1,033)             (202)
  Treasury stock                                                (16,474)           (13,895)           (6,505)
                                                             ----------         ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                                      645,614            627,944           620,331
                                                             ----------         ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $7,470,701         $7,535,144        $7,047,729
                                                             ==========         ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                       QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     -------------------------   -------------------------
                                                        1995          1994          1995          1994
                                                     -----------   -----------   -----------   -----------
                                                        (in thousands, except shares and per share data)
INTEREST INCOME
Interest and fees on loans                           $   122,322   $    96,469   $   240,978   $   190,456
Lease financing income                                     2,408         2,702         6,000         5,620
Interest on investment securities:
   Taxable interest income                                10,440        11,167        21,800        21,793
   Exempt from Federal income taxes                        1,509         2,051         3,163         2,430
Other interest income                                      4,966         2,171         8,298         4,305
                                                     -----------   -----------   -----------   -----------
   Total interest income                                 141,645       114,560       280,239       224,604
                                                     -----------   -----------   -----------   -----------
INTEREST EXPENSE
Deposits                                                  45,956        28,061        88,105        54,773
Short-term borrowings                                     20,875        10,482        41,388        19,814
Long-term debt                                             3,397         3,017         6,576         5,934
                                                     -----------   -----------   -----------   -----------
   Total interest expense                                 70,228        41,560       136,069        80,521
                                                     -----------   -----------   -----------   -----------
   Net interest income                                    71,417        73,000       144,170       144,083
Provision for loan and lease losses                        3,341         3,288         6,681         7,131
                                                     -----------   -----------   -----------   -----------
   Net interest income after provision for
      loan and lease losses                               68,076        69,712       137,489       136,952
                                                     -----------   -----------   -----------   -----------
NONINTEREST INCOME
Trust income                                               5,624         6,001        11,978        12,463
Service charges on deposit accounts                        5,874         5,930        12,180        11,814
Other service charges and fees                             8,510         7,467        16,764        15,620
Securities gains, net                                          -             1             1           142
Other                                                      1,692         1,700         3,760         4,129
                                                     -----------   -----------   -----------   -----------
   Total noninterest income                               21,700        21,099        44,683        44,168
                                                     -----------   -----------   -----------   -----------
NONINTEREST EXPENSES
Salaries and wages                                        22,857        23,057        46,084        46,284
Employee benefits                                          5,612         6,623        12,846        14,005
Occupancy expense                                          6,499         5,812        12,925        11,534
Equipment expense                                          5,823         6,191        12,209        12,064
Other                                                     19,544        19,895        39,616        39,095
                                                     -----------   -----------   -----------   -----------
   Total noninterest expenses                             60,335        61,578       123,680       122,982
                                                     -----------   -----------   -----------   -----------
   Income before income taxes                             29,441        29,233        58,492        58,138
Income taxes                                              10,573        10,233        20,854        20,401
                                                     -----------   -----------   -----------   -----------
NET INCOME                                           $    18,868   $    19,000   $    37,638   $    37,737
                                                     ===========   ===========   ===========   ===========
PER SHARE DATA
NET INCOME                                           $       .59   $       .59   $      1.18   $      1.17
                                                     ===========   ===========   ===========   ===========
CASH DIVIDENDS                                       $      .295   $      .295   $       .59   $       .59
                                                     ===========   ===========   ===========   ===========
AVERAGE SHARES OUTSTANDING                            31,988,345    32,322,730    32,004,804    32,361,130
                                                     ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                             1995                   1994
                                                                          ---------              ---------
                                                                                   (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                            $ 262,894              $ 436,129
                                                                          ---------              ---------
Cash flows from operating activities:
   Net income                                                                37,638                 37,737
   Provision for loan and lease losses                                        6,681                  7,131
   Depreciation and amortization                                             13,328                 11,931
   Income taxes                                                               8,850                  1,832
   Decrease (increase) in interest receivable                                (3,207)                 1,338
   Increase (decrease) in interest payable                                    8,217                 (1,471)
   Decrease (increase) in prepaid expenses                                      446                   (273)
                                                                          ---------              ---------
Net cash provided by operating activities                                    71,953                 58,225
                                                                          ---------              ---------
Cash flows from investing activities:
   Net decrease (increase) in interest-bearing deposits
    in other banks                                                             (100)                66,041
   Net increase in Federal funds sold and securities
    purchased under agreements to resell                                         --                (45,000)
   Purchase of held-to-maturity investment securities                       (51,831)              (220,415)
   Proceeds from maturity of held-to-maturity
    investment securities                                                   348,129                248,545
   Purchase of available-for-sale investment securities                     (11,743)               (61,530)
   Proceeds from sale of available-for-sale
    investment securities                                                     5,000                    --
   Proceeds from maturity of available-for-sale
    investment securities                                                     2,175                 30,466
   Net increase in loans and leases
    to customers                                                           (213,473)               (72,798)
   Capital expenditures                                                      (6,094)               (12,547)
   Other                                                                    (19,136)                25,011
                                                                          ---------              ---------
Net cash provided by (used in) investing activities                          52,927                (42,227)
                                                                          ---------              ---------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                       28,845               (249,028)
   Net increase (decrease) in short-term borrowings                        (155,273)                 8,973
   Proceeds from long-term debt                                              24,447                     --
   Payments on long-term debt                                                    (7)               (10,873)
   Cash dividends paid                                                      (18,864)               (19,068)
   Purchases of common stock for issuance under
   Incentive Plan for Key Executives and
   Stock Incentive Plan                                                      (2,466)                (6,505)
                                                                          ---------              ---------
Net cash used in financing activities                                      (123,318)              (276,501)
                                                                          ---------              ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                  $ 264,456              $ 175,626
                                                                          =========              =========
Supplemental disclosures:
   Interest paid                                                          $ 127,852              $  84,312
                                                                          =========              =========
   Net income taxes paid                                                  $  12,004              $  18,569
                                                                          =========              =========
Supplemental schedule of noncash investing activities:
   Loans exchanged for mortgage-backed securities                         $ 486,625              $      --
                                                                          =========              =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries


                                                        QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                        ----------------------     -------------------------
                                                          1995          1994          1995          1994
                                                        --------      --------      --------      --------
                                                                          (in thousands)
BALANCE, BEGINNING OF PERIOD                            $637,961      $613,032      $627,944      $608,369
Net income                                                18,868        19,000        37,638        37,737
Purchases of common stock for issuance under
   Incentive Plan for Key Executives and
   Stock Incentive Plan                                   (2,311)       (2,016)       (2,466)       (6,505)
Unrealized valuation adjustment                              526          (161)        1,362          (202)
Cash dividends                                            (9,430)       (9,524)      (18,864)      (19,068)
                                                        --------      --------      --------      --------
BALANCE, END OF PERIOD                                  $645,614      $620,331      $645,614      $620,331
                                                        ========      ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1.       BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries-First Hawaiian Bank and its wholly-owned subsidiaries; Pioneer Federal Savings Bank and its wholly-owned subsidiary; First Hawaiian Creditcorp, Inc.; First Hawaiian Leasing, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.       ACCOUNTING CHANGES

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not result in additional provisions for loan and lease losses primarily because the majority of impaired loan valuations continue to be based on the fair value of the collateral.

         The provision for loan and lease losses charged to expense is based upon the Company's historical loss experience and estimates of future loan and lease losses in the current loan and lease portfolio, including the evaluation of impaired loans in accordance with SFAS No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the collateral. Impairment losses are included in the provision for loan and lease losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt structuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans and residential real estate loans, and are not included in the data that follows.

         The following table summarizes impaired loan information as of June 30, 1995:

                                                           (in thousands)
                 Impaired loans                                $72,900
                 Impaired loans with related reserve for
                    loan losses calculated under
                    SFAS No. 114                                72,900

Interest payments on impaired loans are applied to principal.

         Effective January 1, 1994, the Company adopted SFAS No. 112, "Employer's Accounting for Postretirement Benefits," which requires that the estimated cost of benefits to be provided by an employer to former or inactive employees after employment, but before retirement, be accounted for on an accrual basis. The adoption of SFAS No. 112 did not have a material effect on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

The Company recorded consolidated net income for the first six months of 1995 of $37,638,000 compared to $37,737,000 for the first six months of 1994, a decrease of .3%. For the second quarter of 1995, the consolidated net income of $18,868,000 represented a decrease of .7% from the same quarter in 1994.

On a per share basis, consolidated net income for the six months and quarter ended June 30, 1995 were $1.18 and $.59, respectively, an increase of .9% and flat, respectively, as compared to the same periods in 1994. The flat earnings per share is attributable to the fewer number of shares outstanding for the 1995 periods as result of the stock buyback program authorized in October 1994 and May 1995 for the total repurchase of up to 1.6 million shares, or five percent of the Company's approximately 32 million shares outstanding.

On an annualized basis, the Company's return on average total assets for the first six months of 1995 was .99% compared to 1.06% for the same period in 1994 and return on average stockholders' equity was 11.89% compared to 12.39% for the same period in 1994. The decreases in return on average total assets and return on average stockholders' equity were primarily attributable to increases in average total assets and average stockholders' equity in 1995.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, decreased $567,000, or .4%, to $147,204,000 for the first six months of 1995 from $147,771,000 for the same period in 1994. Net interest income decreased $2,023,000, or 2.7%, to $72,863,000 for the second quarter of 1995 from $74,886,000 for the same period in 1994. The decreases in net interest income for the first six months and second quarter of 1995 as compared to the amounts reported for the same periods in 1994 were primarily due to decreases in the net interest margin, offset by increases in average earning assets, reflecting significant growth in new loans and leases.

The net interest margin was 4.25% and 4.17% for the first six months and second quarter of 1995, respectively, down 33 basis points (1% equals 100 basis points) and 44 basis points, respectively, from the same periods in 1994. Both the cost of funds and yield on average earning assets increased during the first six months and second quarter of 1995 as compared with the same periods in 1994 due to a higher interest rate environment and the continuing shift of the Company's assets into loans and leases. However, the increase in the cost of funds (reflecting among other things recently initiated deposit programs to fund loan growth) outpaced the increase in the yield on average earning assets, resulting in an unfavorable impact on the net interest margin. In addition, during the second quarter of 1995, the yield on average earning assets was adversely impacted by the: (1) reversal of $1,166,000 in previously recognized interest income on certain loans placed on nonaccrual status; and (2) write-off of $743,000 in lease finance interest income for the remaining net investment in certain leveraged leases, exclusive of the residual values, as a result of the early termination of these leases.

Average earning assets increased by $468,469,000, or 7.2%, and $491,141,000, or 7.5%, for the first six months and second quarter of 1995, respectively, over the same periods in 1994. Efforts to diversify the loan portfolio, both geographically and by industry, resulted in increases of 12.1% and 12.7% in average loans and leases for the first six months and second quarter of 1995, respectively. These increases were primarily attributable to credit extensions to companies in the telecommunications industry located on the mainland United States. As a result, the mix of average earning assets changed, with higher-yielding average loans and leases representing 81.3% and 81.7% of average earning assets for the first six months and second quarter of 1995, respectively, as compared to 77.8% and 77.9%, respectively, for the same periods in 1994.

Average interest-bearing deposits and liabilities increased by $478,123,000, or 8.7%, and $506,124,000, or 9.2%, for the first six months and second quarter of 1995, respectively, over the same periods in 1994. As a result of depositors seeking higher yields, the mix of average interest-bearing deposits and liabilities changed with higher-yielding average time deposits representing 36.4% and 37.7% of average interest-bearing deposits and liabilities for the first six months and second quarter of 1995, respectively, as compared to 30.7% and 35.3%, respectively, for the same periods in 1994.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense, and average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied. The tax equivalent adjustment is based on the prevailing federal income tax rate of 35% for 1995 and 1994.

                                                           QUARTER ENDED JUNE 30,
                                     -------------------------------------------------------------------
                                                   1995                                 1994
                                     -------------------------------     -------------------------------
                                                  INTEREST                            Interest
                                      AVERAGE     INCOME/    YIELD/       Average     Income/    Yield/
           ASSETS                     BALANCE     EXPENSE    RATE(1)      Balance     Expense    Rate(1)
                                     ----------   --------   -------     ----------   --------   -------
                                                            (dollars in thousands)
Earning assets:
  Interest-bearing deposits
     in other banks                 $   17,686   $    264    5.97%      $   95,028   $    884     3.73%
  Federal funds sold and
     securities purchased
     under agreements to
     resell                            312,632      4,701    6.03          122,559      1,198     3.92
  Investment securities                792,849     10,590    5.36        1,090,724     14,894     5.48
  Available-for-sale securities        160,419      2,644    6.61          129,880      1,494     4.61
  Loans and leases (2),(3)           5,727,519    124,892    8.77        5,081,773     99,814     7.88
                                    ----------   --------               ----------   --------
     Total earning assets            7,011,105    143,091    8.19        6,519,964    118,284     7.28
                                                 --------                            --------
Nonearning assets                      671,145                             616,933
                                    ----------                          ----------
     Total assets                   $7,682,250                          $7,136,897
                                    ==========                          ==========




                                                           SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------------
                                                    1995                                1994
                                     -------------------------------     -------------------------------
                                                  INTEREST                            Interest
                                      AVERAGE     INCOME/    YIELD/       Average     Income/    Yield/
           ASSETS                     BALANCE     EXPENSE    RATE(1)      Balance     Expense    Rate(1)
                                     ----------   --------   -------     ----------   --------   -------
                                                           (dollars in thousands)
Earning assets:
  Interest-bearing deposits
    in other banks                  $   14,093   $    418    5.97%      $  111,856   $  1,897    3.42%
  Federal funds sold and
     securities purchased
     under agreements to
     resell                            272,244      7,881    5.84          133,091      2,319    3.51
  Investment securities                857,424     22,440    5.28        1,083,488     29,493    5.49
  Available-for-sale securities        159,324      5,235    6.63          119,717      2,544    4.28
  Loans and leases (2),(3)           5,677,280    247,299    8.78        5,063,744    197,301    7.86
                                    ----------   --------               ----------   --------
     Total earning assets            6,980,365    283,273    8.18        6,511,896    233,554    7.23
                                                 --------                            --------
Nonearning assets                      660,625                             651,438
                                    ----------                          ----------
     Total assets                   $7,640,990                          $7,163,334
                                    ==========                          ==========

(1)   Annualized.

(2) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(3) Interest income for loans and leases included loan fees of $6,091 and $12,006 for the quarter and six months ended June 30, 1995; and $5,890 and $13,895 for the quarter and six months ended June 30, 1994.

                                                           QUARTER ENDED JUNE 30,
                                     -------------------------------------------------------------------
                                                   1995                                 1994
                                     -------------------------------     -------------------------------
                                                  INTEREST                            Interest
       LIABILITIES AND                AVERAGE     INCOME/    YIELD/       Average     Income/    Yield/
    STOCKHOLDERS' EQUITY              BALANCE     EXPENSE    RATE(1)      Balance     Expense    Rate(1)
                                     ----------   --------   -------     ----------   --------   -------
                                                             (dollars in thousands)
Interest-bearing deposits
   and liabilities:
   Deposits                          $4,417,971    $45,956    4.17%      $4,202,087    $29,899    2.85%
   Short-term borrowings              1,341,108     20,875    6.24        1,078,076     10,482    3.90
   Long-term debt                       237,440      3,397    5.74          210,232      3,017    5.75
                                     ----------    -------               ----------    -------
     Total interest-bearing
        deposits and liabilities      5,996,519     70,228    4.70        5,490,395     43,398    3.17
                                                   -------    ----                     -------    ----
     Interest rate spread                                     3.49%                               4.11%
                                                              ====                                ====

Noninterest-bearing demand
   deposits                             825,875                             885,748
Other liabilities                       213,468                             141,447
                                     ----------                          ----------
     Total liabilities                7,035,862                           6,517,590
Stockholders' equity                    646,388                             619,307
                                     ----------                          ----------
     Total liabilities and
        stockholders' equity         $7,682,250                          $7,136,897
                                     ==========                          ==========

     Net interest income and
        margin on earning assets                    72,863    4.17%                     74,886    4.61%
                                                              ====                                ====
Tax equivalent adjustment                            1,446                               1,886
                                                   -------                             -------
     Net interest income                           $71,417                             $73,000
                                                   =======                             =======

(1) Annualized.

                                                           SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------
                                                      1995                                1994
                                       -------------------------------     -------------------------------
                                                    INTEREST                            Interest
       LIABILITIES AND                  AVERAGE     INCOME/    YIELD/       Average     Income/    Yield/
    STOCKHOLDERS' EQUITY                BALANCE     EXPENSE    RATE(1)      Balance     Expense    Rate(1)
                                       ----------   --------   -------     ----------   --------   -------
                                                            (dollars in thousands)
Interest-bearing deposits
   and liabilities:
   Deposits                            $4,372,078   $ 88,105    4.06%      $4,184,553   $ 60,035    2.89%
   Short-term borrowings                1,370,252     41,388    6.09        1,098,751     19,814    3.64
   Long-term debt                         230,668      6,576    5.75          211,571      5,934    5.66
                                       ----------   --------               ----------   --------
     Total interest-bearing
        deposits and liabilities        5,972,998    136,069    4.59        5,494,875     85,783    3.15
                                                    --------    ----                    --------    ----
     Interest rate spread                                       3.59%                               4.08%
                                                                ====                                ====

Noninterest-bearing demand
   deposits                               827,255                             903,029
Other liabilities                         202,242                             151,063
                                       ----------                          ----------
   Total liabilities                    7,002,495                           6,548,967
Stockholders' equity                      638,495                             614,367
                                       ----------                          ----------
     Total liabilities and
        stockholders' equity           $7,640,990                          $7,163,334
                                       ==========                          ==========

     Net interest income and
        margin on earning assets                     147,204    4.25%                    147,771    4.58%
                                                                ====                                ====
Tax equivalent adjustment                              3,031                               3,688
                                                    --------                            --------
     Net interest income                            $144,170                            $144,083
                                                    ========                            ========

(1) Annualized.

INVESTMENT SECURITIES

Comparative book and fair values of held-to-maturity investment securities at June 30, 1995, December 31, 1994, and June 30, 1994 were as follows:

                                              JUNE 30,      December 31,       June 30,
                                                1995            1994            1994
                                             ----------     ------------     ----------
                                                           (in thousands)
         Book value                          $1,186,214       $995,887       $1,103,895
         Unrealized gains                         3,630          3,600            6,827
         Unrealized losses                       (3,208)       (17,836)         (14,643)
                                             ----------       --------       ----------
         Fair value                          $1,186,636       $981,651       $1,096,079
                                             ==========       ========       ==========


The increase in the held-to-maturity portfolio from December 31, 1994 to June 30, 1995 reflects the conversion of approximately $490,000,000 of adjustable rate mortgage loans to Federal National Mortgage Association ("FNMA") agency securities that could also be pledged to public deposits. At the same time, holdings of repurchase agreements were decreased as the FNMA securities satisfied our need for public funds collateral.

The decrease in unrealized losses from December 31, 1994 to June 30, 1995, was primarily attributable to the declining interest rate environment in the first six months of 1995 as compared to the rise in the overall level of interest rates during 1994 resulting from monetary actions of the Federal Reserve Board.

At June 30, 1995, unrealized gains and losses on available-for-sale securities were $696,000 and $151,000, respectively. At December 31, 1994, there were no unrealized gains and unrealized losses on available-for-sale securities were $1,716,000.

Realized gains and losses for the six months ended June 30, 1995 and 1994 were as follows:

                                             1995        1994
                                             ----        ----
                                              (in thousands)
         Realized gains                       $4         $143
         Realized losses                       3            1
                                              --         ----
         Securities gains, net                $1         $142
                                              ==         ====


Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at June 30, 1995, December 31, 1994 and June 30, 1994:


                                                      JUNE 30, 1995              December 31, 1994               June 30, 1994
                                                 ----------------------        ---------------------        ----------------------
                                                   AMOUNT           %            Amount          %            Amount           %
                                                 ----------       -----        ----------      -----        ----------       -----
                                                                               (dollars in thousands)
Commercial, financial and agricultural           $1,439,730        27.4%       $1,307,145       23.6%       $1,216,608        23.7%
Real estate:
   Commercial                                       952,797        18.1           964,758       17.4           941,716        18.3
   Construction                                     283,310         5.4           320,783        5.8           270,420         5.3
   Residential:
      Insured, guaranteed or
         conventional                             1,286,529        24.5         1,615,306       29.2         1,488,430        29.0
      Home equity credit lines                      393,080         7.5           391,195        7.1           356,015         6.9
                                                 ----------       -----        ----------      -----        ----------       -----
      Total real estate loans                     2,915,716        55.5         3,292,042       59.5         3,056,581        59.5
                                                 ----------       -----        ----------      -----        ----------       -----
Consumer                                            475,367         9.0           467,827        8.4           449,721         8.8
Lease financing                                     225,836         4.3           230,587        4.2           193,837         3.8
Foreign                                             197,033         3.8           235,964        4.3           215,349         4.2
                                                 ----------       -----        ----------      -----        ----------       -----
      Total loans and leases                      5,253,682       100.0%        5,533,565      100.0%        5,132,096       100.0%
                                                                  =====                        =====                         =====
Less allowance for loan and
   lease losses                                      61,200                        61,250                       61,873
                                                 ----------                    ----------                   ----------
      Total net loans and leases                 $5,192,482                    $5,472,315                   $5,070,223
                                                 ==========                    ==========                   ==========


The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 1995, total loans and leases were $5,253,682,000, a decrease of 5.1% from December 31, 1994. During the second quarter of 1995, the Company securitized approximately $490,000,000 in adjustable rate mortgage loans in an effort to increase its funding capacity and improve its liquidity. These securitized loans were reclassified into the investment securities portfolio at June 30, 1995. If these securitized loans were included within the loans category at June 30, 1995, the loan growth over December 31, 1994 would have been 3.8%.

Total loans and leases at June 30, 1995, represented 70.3% of total assets, 78.1% of total earning assets and 101.4% of total deposits compared to 73.4% of total assets, 81.2% of total earning assets and 107.4% of total deposits at December 31, 1994. The decrease in percentages compared to December 31, 1994 are due to the aforementioned loan securitization. Governmental and certain other time deposits were shifted into security repurchase agreements at June 30, 1995, December 31, 1994 and June 30, 1994 to reduce the Company's deposit insurance premiums. If these repurchase agreements were included in the deposit base, total loans and leases as a percentage of total deposits would represent 88.0%, 92.6% and 88.4%, respectively, at such dates.

At June 30, 1995, commercial, financial and agricultural loans increased $132,585,000, or 10.1%, over December 31, 1994. Credit extensions to companies in the telecommunications industry primarily accounted for this increase.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 1995, commercial real estate loans totalled $952,797,000, or 18.1%, of total loans and leases. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $50,596,000 at June 30, 1995, a decrease of 13.4% from December 31, 1994. At June 30, 1995, the largest concentration of commercial real estate loans to a single borrower was $32,393,000.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 1995, December 31, 1994 and June 30, 1994 follows:

                                                                JUNE 30,        December 31,       June 30,
                                                                 1995              1994             1994
                                                                --------        ------------       --------
                                                                           (dollars in thousands)
Nonperforming loans and leases:
   Nonaccrual:
      Commercial, financial and agricultural                    $19,581           $ 7,972          $ 3,713
      Real estate:
         Construction                                             2,260             7,038           22,675
         Commercial                                              39,249            35,290           11,835
         Residential:
            Insured, guaranteed, or conventional                  7,716             4,649            8,389
            Home equity credit lines                                470               520              229
                                                                -------           -------          -------
            Total real estate loans                              49,695            47,497           43,128
                                                                -------           -------          -------
      Consumer                                                      893               143               --
      Lease financing                                               318               212               --
                                                                -------           -------          -------
            Total nonaccrual loans and leases                    70,487            55,824           46,841
   Renegotiated:
      Commercial real estate                                      2,500             3,128               --
      Commercial, financial and agricultural                         --                --           14,784
                                                                -------           -------          -------
            Total nonperforming loans and leases                 72,987            58,952           61,625

Other real estate owned                                           9,711             4,160            2,264
                                                                -------           -------          -------
            Total nonperforming assets                          $82,698           $63,112          $63,889
                                                                =======           =======          =======
Loans and leases past due 90 days or more
   and still accruing interest                                  $34,929           $33,367          $38,076
                                                                =======           =======          =======
Nonperforming assets to total loans and leases
   and other real estate owned (end of period):
      Excluding 90 days past due accruing loans
         and leases                                               1.57%             1.14%            1.24%
      Including 90 days past due accruing loans
         and leases                                               2.23%             1.74%            1.99%

Nonperforming assets to total assets
   (end of period):
      Excluding 90 days past due accruing loans
         and leases                                               1.11%              .84%             .91%
      Including 90 days past due accruing loans
         and leases                                               1.57%             1.28%            1.45%

Nonperforming assets increased from $63,112,000 at December 31, 1994 to $82,698,000 at June 30, 1995. The increase was primarily attributable to a specific borrower involved in three different commercial loans (collateralized by real estate) and one real estate loan totalling $10.1 million which were placed on nonaccrual status during the second quarter of 1995. The remaining increase was due to various commercial and real estate-residential loans being placed on nonaccrual status during the first six months of 1995.

The increase in other real estate owned from $4,160,000 at December 31, 1994 to $9,711,000 at June 30, 1995 was primarily attributable to the foreclosure on a real estate-construction loan with a carrying value of $4,433,000 in March 1995.

Loans and leases past due 90 days or more and still accruing interest totalled $34,929,000 at June 30, 1995, an increase of 4.7% from December 31, 1994. The increase was primarily due to the addition of four commercial loans totalling $9.3 million, offset by three commercial loans totalling $8.8 million which were placed on nonaccrual status at June 30, 1995. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately secured and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been adversely affected by the unusually long recession experienced by the Hawaii economy and weaknesses in both the local and California real estate markets. Although the Company believes that the Hawaii economy has begun to show signs of improvement, and certain local real estate markets evidence signs of having stabilized, the effects of the recession may continue to affect the levels of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                                  QUARTER ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------------    ------------------------------------------
                                             1995                     1994                   1995                  1994
                                     --------------------    --------------------    --------------------    ------------------
                                      AVERAGE     AVERAGE     Average     Average    AVERAGE     AVERAGE     Average     Average
                                      BALANCE     RATE(1)     Balance     Rate(1)    BALANCE     RATE(1)     Balance     Rate(1)
                                     ----------   -------    ----------   -------   ----------   -------    ----------   -------
      Interest-bearing demand        $1,068,204    2.78%     $1,144,291    1.95%    $1,088,486    2.77%     $1,194,993    1.93%
      Savings                         1,088,223    3.12       1,120,150    2.15      1,108,409    3.18       1,303,261    2.08
      Time                            2,261,544    5.34       1,937,646    3.79      2,175,182    5.16       1,686,299    4.20
                                     ----------              ----------             ----------              ----------
         Total interest-bearing
            deposits                  4,417,971    4.17       4,202,087    2.85      4,372,077    4.06       4,184,553    2.89
      Noninterest-bearing demand        825,875       -         885,748       -        827,255       -         903,029       -
                                     ----------              ----------             ----------              ----------
         Total deposits              $5,243,846    3.32%     $5,087,835    2.36%    $5,199,332    3.42%     $5,087,582    2.38%
                                     ==========              ==========             ==========              ==========


      (1) Annualized.


Average deposits for the six months ended June 30, 1995 increased $111.8 million, or 2.2%, over the same period in 1994. For the current quarter, average deposits increased $156.0 million, or 3.1%, as compared to the second quarter of 1994. Various deposit product programs initiated by the Company in 1995 which increased the overall interest rates paid on time certificates of deposits, contributed to the increases in average deposits.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

                                                            QUARTER ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                      ------------------------    ------------------------
                                                         1995          1994          1995          1994
                                                      ----------    ----------    ----------    ----------
                                                                     (dollars in thousands)
Loans and leases outstanding (end of period)          $5,253,682    $5,132,096    $5,253,682    $5,132,096
                                                      ==========    ==========    ==========    ==========
Average loans and leases outstanding                  $5,727,519    $5,081,773    $5,677,280    $5,063,744
                                                      ==========    ==========    ==========    ==========
Allowance for loan and lease losses summary:
   Balance at beginning of period                     $   61,236    $   61,929    $   61,250    $   62,253
                                                      ----------    ----------    ----------    ----------
   Loans and leases charged off:
     Commercial, financial and agricultural                  922           557         1,755         3,108
     Real estate:
       Construction                                            1         1,401           828         2,205
       Commercial                                            460           250         1,056           625
       Residential                                           398           275           515           527
     Consumer                                              2,048         1,516         3,530         3,004
     Lease financing                                          --             1            --             1
                                                      ----------    ----------    ----------    ----------
       Total loans and leases charged off                  3,829         4,000         7,684         9,470
                                                      ----------    ----------    ----------    ----------
   Recoveries on loans and leases charged off:
     Commercial, financial and agricultural                   43            15            69           886
     Real Estate:
       Construction                                            1           201             6           205
       Commercial                                              1             2             2             2
       Residential                                            --            29            17            43
     Consumer                                                405           407           855           819
     Lease financing                                           2             2             4             4
                                                      ----------    ----------    ----------    ----------
       Total recoveries on loans and leases
         charged off                                         452           656           953         1,959
                                                      ----------    ----------    ----------    ----------
       Net charge-offs                                    (3,377)       (3,344)       (6,731)       (7,511)
   Provision charged to expense                            3,341         3,288         6,681         7,131
                                                      ----------    ----------    ----------    ----------
   Balance at end of period                           $   61,200    $   61,873    $   61,200    $   61,873
                                                      ==========    ==========    ==========    ==========

Net loans and leases charged off to
   average loans and leases                                 .24%(1)       .26%(1)       .24%(1)       .29%(1)
Net loans and leases charged off to
   allowance for loan and lease losses                    22.13%(1)     21.68%(1)     22.18%(1)     24.48%(1)
Allowance for loan and lease losses to
   total loans and leases (end of period)                  1.16%         1.21%         1.16%         1.21%
Allowance for loan and lease losses to
   nonperforming loans and leases (end of period):
      Excluding 90 days past due
         accruing loans and leases                          .84X         1.00x          .84X         1.00x
      Including 90 days past due
         accruing loans and leases                          .57X          .62x          .57X          .62x

(1)   Annualized.

For the first six months of 1995, the provision for loan and lease losses was $6,681,000, a decrease of $450,000, or 6.3%, as compared to the same period in 1994. The provision for loan and lease losses was $3,341,000 for the second quarter of 1995, an increase of $53,000, or 1.6%, over the same period in 1994. The decrease in the provision for loan and lease losses for the first six months of 1995 is consistent with the decrease in net charge-offs for the same period.

Net charge-offs for the first six months of 1995 were $6,731,000, a decrease of $780,000, or 10.4%, as compared to the same period in 1994. Net charge-offs for the second quarter of 1995 were $3,377,000 compared to $3,344,000 for the same period a year ago.

The allowance for loan and lease losses decreased to 83.9% of nonperforming assets at June 30, 1995 (excluding 90 days past due accruing loans and leases) from 100.4% at June 30, 1994, reflecting the increase in nonperforming assets in the first six months of 1995 as compared to the first six months of the prior year. However, in management's judgement, the allowance for loan and lease losses is adequate to absorb potential losses currently inherent in the portfolio. Changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in future periods and, accordingly, changes in the allowance for loan and lease losses.

NONINTEREST INCOME

Exclusive of securities transactions, noninterest income totalled $44,682,000 and $21,700,000 for the first six months and second quarter of 1995, respectively, an increase of 1.5% and 2.9%, respectively, over the same periods in 1994.

Trust fees decreased $485,000, or 3.9%, for the first six months of 1995 compared to the same period in 1994. Similarly, trust fees decreased $377,000, or 6.3% for the second quarter of 1995 as compared to 1994. These decreases were attributed to a decline in the market value of managed assets and withdrawals from nonmanaged accounts.

Service charges on deposit accounts increased $366,000, or 3.1%, for the first six months of 1995 over the same period in 1994. This increase was partly attributable to increases in fees on checking accounts and on checks returned and paid. Service charges on deposit accounts remained relatively constant in the second quarter of 1995 compared to the same period a year ago.

Other service charges and fees increased $1,144,000, or 7.3% and $1,043,000, or 14.0%, for the first six months and second quarter of 1995, respectively, over the same periods in 1994. These increases were primarily the result of increases in merchant discount fees and commissions from annuity sales.

Other noninterest income decreased $369,000, or 8.9%, and $8,000 or .5%, for the first six months and second quarter of 1995, respectively, compared to the same periods in 1994. This decrease for the first six months of 1995 was partly attributable to an advisory fee recognized in 1994.

NONINTEREST EXPENSES

Noninterest expenses totalled $123,680,000 for the first six months of 1995, an increase of .6% over the first six months of 1994. Noninterest expenses totalled $60,335,000 for the second quarter of 1995, a decrease of $1,243,000, or 2.0%, compared to the same period a year ago.

Total salaries and wages decreased $200,000 for the first six months and second quarter of 1995, or .4% and .9%, respectively, as compared to the same periods in 1994.

Employee benefits decreased $1,159,000, or 8.3%, and $1,011,000, or 15.3%, for the first six months and second quarter of 1995, respectively, compared to the same periods a year ago. The decreases are due to lower expenses related to various employee benefit and incentive accounts.

Occupancy expense for the first six months and second quarter of 1995 increased $1,391,000, or 12.1%, and $687,000, or 11.8%, respectively, over the same periods in 1994. The increases primarily result from higher depreciation, insurance and rental expenses. The increases in depreciation and insurance expenses were primarily attributable to the construction of a new five-story, 75,000 square foot office building, including a branch, on property owned in fee simple in Maite, Guam in late 1994.

Equipment expense increased $145,000, or 1.2%, for the first six months of 1995 over the same period in 1994, primarily as a result of higher depreciation and rental expense and maintenance service contracts in connection with the migration from a Unisys to IBM information technology platform and improvements in the delivery and processing systems. For the second quarter of 1995, equipment expense decreased $368,000, or 5.9%, compared to the same period in the prior year as a result of the completion of the aforementioned migration.

Exclusive of the write-off of the residual values of $620,000 related to the early termination of certain leveraged leases in June 1995 and the loss on disposition of certain other real estate owned of $1,409,000 in June 1994, other noninterest expenses for the first six months of 1995 increased $1,310,000, or 3.5%, over the same period in 1994. The increases were primarily a result of higher software depreciation expense in connection with the above migration from Unisys to IBM and interchange fees. Other noninterest expenses for the second quarter of 1995, calculated on a comparable basis, increased $438,000, or 2.4%, over the same quarter in 1994.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first six months and second quarter of 1995 was 35.7% and 35.9%, respectively, as compared to 35.1% and 35.0%, respectively, for the same periods in 1994.

LIQUIDITY AND CAPITAL

Stockholders' equity was $645,614,000 at June 30, 1995, a 2.8% increase over $627,944,000 at December 31, 1994. Average stockholders' equity represented 8.4% of average total assets for the second quarter of 1995 compared to 8.7% in the same quarter last year. There was no significant change in the Company's liquidity position during the second quarter of 1995.

The following tables present the Company's regulatory capital position at June 30, 1995:

                           RISK-BASED CAPITAL RATIOS

                                                   AMOUNT        RATIO
                                                 ----------      -----                                                ----------
                                                 (dollars in thousands)
Tier 1 Capital                                   $  564,586       9.24%
Tier 1 Capital minimum requirement (1)              244,488       4.00
                                                 ----------      -----
   Excess                                        $  320,098       5.24%
                                                 ==========      =====
Total Capital                                    $  725,786      11.87%
Total Capital minimum requirement (1)               488,976       8.00
                                                 ----------      -----
   Excess                                        $  236,810       3.87%
                                                 ==========      =====
Risk-weighted assets                             $6,112,200
                                                 ==========


                                 LEVERAGE RATIO

                                                   AMOUNT        RATIO
                                                 ----------      -----                                                ----------
                                                 (dollars in thousands)
Tier 1 Capital to average quarterly total
   assets (net of certain intangibles)
   Tier 1 Leverage Ratio                         $  564,586       7.43%
Minimum leverage requirement (2)                    228,047       3.00
                                                 ----------       ----
   Excess                                        $  336,539       4.43%
                                                 ==========       ====
Average quarterly total assets (net of
   certain intangibles)                          $7,601,551
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

The Board of Directors authorized the total repurchase of up to 1.6 million shares, or five percent of the Company's approximately 32 million shares outstanding, for issuance from time to time under the Company's Incentive Plan for Key Executives and Stock Incentive Plan. During the first six months of 1995, the Company acquired 98,247 shares at an average price of $26.83 under these authorizations. These purchases are not expected to have a material effect on the Company's liquidity, financial position or results of operations.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on April 20, 1995, the stockholders voted on the following matters:

         (a) Fix the total number of Directors at fifteen: for - 29,412,077 (98.9%), against - 246,003 (.8%), abstained -
                 89,456 (.3%) and unvoted - 13 (-%).

         (b) Election of five directors for a term of three years expiring in 1998, or until their successors are elected and qualified:

                                                                    Votes
                                             -----------------------------------------------
                    Name                              For                        Withheld
                    ----                              ---                        --------
                 Dr. Julia Ann Frohlich      29,654,746    (99.7%)           92,800    (.3%)
                 John A. Hoag                29,685,458    (99.8%)           62,089    (.2%)
                 Bert T. Kobayashi, Jr.      29,657,235    (99.7%)           90,311    (.3%)
                 Fred C. Weyand              29,680,063    (99.8%)           67,483    (.2%)
                 Robert C. Wo                29,658,087    (99.7%)           89,459    (.3%)

                 There were no abstentions or unvoted shares.

         (c) Election of Coopers & Lybrand as the Auditor of the Company to serve for the ensuing year: for -29,571,990 (99.4%), against
                 - 46,977 (.2%), abstained - 128,575 (.4%) and unvoted - 7
                 (-%).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 Exhibit 12    Statement regarding computation of ratios.

                 Exhibit 27    Financial data schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST HAWAIIAN, INC.
                                              (Registrant)



Date       August 11, 1995                By        /s/ HOWARD H. KARR
     ---------------------------             ---------------------------------
                                                       HOWARD H. KARR
                                                  EXECUTIVE VICE PRESIDENT
                                                        AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


EXHIBIT                                                              PAGE NUMBER IN
 NUMBER                      DESCRIPTION                     QUARTERLY REPORT ON FORM 10-Q
 ------                      -----------                     -----------------------------
   12        Statement regarding computation of ratios.                    21

   27                  Financial data schedule                             22

EXHIBIT 12.    STATEMENT RE:  COMPUTATION OF RATIOS


                                                               First Hawaiian, Inc. and Subsidiaries
                                                Computation of Consolidated Ratios of Earnings to Fixed Charges


                                                             QUARTER ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                        ----------------------      ----------------------
                                                          1995           1994         1995          1994
                                                        --------       -------      --------      --------
                                                                       (dollars in thousands)
Income before income taxes                              $ 29,441       $29,233      $ 58,492      $ 58,138
                                                        --------       -------      --------      --------
Fixed charges:(1)
   Interest expense                                       70,228        41,560       136,069        80,521
   Rental expense                                          1,295         3,015         2,506         5,988
                                                        --------       -------      --------      --------
                                                          71,523        44,575       138,575        86,509
Less interest on deposits                                 45,956        28,061        88,105        54,773
                                                        --------       -------      --------      --------
   Net fixed charges                                      25,567        16,514        50,470        31,736
                                                        --------       -------      --------      --------
   Earnings, excluding
     interest on deposits                               $ 55,008       $45,747      $108,962      $ 89,874
                                                        ========       =======      ========      ========
   Earnings, including
     interest on deposits                               $100,964       $73,808      $197,067      $144,647
                                                        ========       =======      ========      ========
Ratio of earnings to fixed charges:
   Excluding interest on deposits                          2.15x         2.77x         2.16x         2.83x
   Including interest on deposits                          1.41x         1.66x         1.42x         1.67x

(1) For purposes of computing the above ratios, earnings represent income before income taxes plus fixed charges. Fixed charges, excluding interest on deposits, include interest (other than on deposits), whether expensed or capitalized, and that portion of rental expense (generally one third) deemed representative of the interest factor. Fixed charges, including interest on deposits, include all interest, whether expensed or capitalized, and that portion of rental expense (generally one third) deemed representative of the interest factor.