Form 10-Q
period 1995-09-30
FIRST HAWAIIAN INC
filed 1995-11-14
CIK 36377

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                -------------

                                  FORM 10-Q

    (Mark One)
     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995
                                  OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from . . . . . . . . . . . . .
            to . . . . . . . . . . . . . . .

                         Commission file number 0-7949

                                -------------

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

                         Yes    X            No
                             ------             -------

The number of shares outstanding of each of the issuer's classes of common stock as of October 27, 1995 was:

               Class                                         Outstanding
    --------------------------                           -----------------
    Common Stock, $5 Par Value                           31,117,699 Shares

================================================================================

PART I.          FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                  Page
                                                                                            ----
          Consolidated Balance Sheets at September 30, 1995, December 31, 1994
                 and September 30, 1994                                                       2
          Consolidated Statements of Income for the quarter and nine months ended
                 September 30, 1995 and 1994                                                  3
          Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 1995 and 1994                                                  4
          Consolidated Statements of Changes in Stockholders' Equity for the
                 quarter and nine months ended September 30, 1995 and 1994                    5
          Notes to Consolidated Financial Statements                                          6


Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                 7 - 18
PART II.         OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                   19

SIGNATURES                                                                                   20

EXHIBIT INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                           SEPTEMBER 30,       December 31,        September 30,
                                                           -------------       ------------        -------------
                                                               1995                1994                 1994
                                                           -------------       ------------        -------------
                                                                              (in thousands)
ASSETS
Interest-bearing deposits in other banks                    $   68,770          $   11,670          $   23,622
Federal funds sold and securities purchased
    under agreements to resell                                 175,128             180,000             154,523
Investment securities:
    Held-to-maturity (fair value of $1,138,041,
         $981,651 and $1,003,339, respectively)              1,126,463             995,887           1,012,076
    Available-for-sale                                         144,952             151,992             126,826
Loans and leases:
    Loans and leases                                         5,224,243           5,533,565           5,278,372
    Less allowance for loan and lease losses                    65,683              61,250              61,660
                                                            ----------          ----------          ----------
Net loans and leases                                         5,158,560           5,472,315           5,216,712
                                                            ----------          ----------          ----------
Total earning assets                                         6,673,873           6,811,864           6,533,759
Cash and due from banks                                        262,961             262,894             215,167
Premises and equipment                                         242,593             245,338             258,700
Customers' acceptance liability                                  1,489                 732               1,738
Core deposit premium                                            12,496              13,722              14,132
Goodwill                                                        76,211              78,896              79,802
Other assets                                                   135,980             121,698             105,124
                                                            ----------          ----------          ----------
TOTAL ASSETS                                                $7,405,603          $7,535,144          $7,208,422
                                                            ==========          ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                              $  838,271          $  861,869          $  841,071
    Interest-bearing demand                                  1,105,380           1,160,219           1,105,409
    Savings                                                  1,083,836           1,226,877           1,296,983
    Time                                                     1,782,401           1,503,347           1,441,110
    Foreign                                                    287,511             399,901             374,423
                                                            ----------          ----------          ----------
Total deposits                                               5,097,399           5,152,213           5,058,996
Short-term borrowings                                        1,220,339           1,329,816           1,115,930
Acceptances outstanding                                          1,489                 732               1,738
Other liabilities                                              213,306             205,108             182,358
Long-term debt                                                 224,758             219,331             220,418
                                                            ----------          ----------          ----------
TOTAL LIABILITIES                                            6,757,291           6,907,200           6,579,440
                                                            ----------          ----------          ----------
Stockholders' equity:
    Common stock                                               162,713             162,713             162,713
    Surplus                                                    133,927             133,820             133,821
    Retained earnings                                          375,471             346,339             340,777
    Unrealized valuation adjustments                               313              (1,033)               (476)
    Treasury stock                                             (24,112)            (13,895)             (7,853)
                                                            ----------          ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                     648,312             627,944             628,982
                                                            ----------          ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $7,405,603          $7,535,144          $7,208,422
                                                            ==========          ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                  QUARTER ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------         -------------------------------
                                                      1995            1994                1995                1994
                                                  -----------      -----------         -----------         -----------
                                                            (in thousands, except shares and per share data)
INTEREST INCOME
Interest and fees on loans                        $   115,099      $   105,576         $   356,077         $   296,032
Lease financing income                                  2,735            2,480               8,735               8,100
Interest on investment securities:
     Taxable interest income                           17,958           11,735              39,758              33,528
     Exempt from Federal income taxes                     856               78               4,019               2,508
Other interest income                                   3,376            1,056              11,674               5,361
                                                  -----------      -----------         -----------         -----------
     Total interest income                            140,024          120,925             420,263             345,529
                                                  -----------      -----------         -----------         -----------
INTEREST EXPENSE
Deposits                                               43,736           29,998             131,841              84,771
Short-term borrowings                                  17,893           11,884              59,281              31,698
Long-term debt                                          3,397            2,767               9,973               8,701
                                                  -----------      -----------         -----------         -----------
     Total interest expense                            65,026           44,649             201,095             125,170
                                                  -----------      -----------         -----------         -----------
     Net interest income                               74,998           76,276             219,168             220,359
Provision for loan and lease losses                    10,699            6,548              17,380              13,679
                                                  -----------      -----------         -----------         -----------
     Net interest income after provision for
          loan and lease losses                        64,299           69,728             201,788             206,680
                                                  -----------      -----------         -----------         -----------
NONINTEREST INCOME
Trust income                                            5,547            5,250              17,525              17,713
Service charges on deposit accounts                     5,876            6,093              18,056              17,907
Other service charges and fees                          9,541            7,802              26,305              23,422
Securities gains, net                                       6               33                   7                 175
Other                                                   6,496            1,927              10,256               6,056
                                                  -----------      -----------         -----------         -----------
     Total noninterest income                          27,466           21,105              72,149              65,273
                                                  -----------      -----------         -----------         -----------
NONINTEREST EXPENSES
Salaries and wages                                     23,864           22,927              69,948              69,211
Employee benefits                                       7,470            6,950              20,316              20,955
Occupancy expense                                       6,260            5,873              19,185              17,407
Equipment expense                                       5,579            6,144              17,788              18,208
Other                                                  18,284           18,595              57,900              57,690
                                                  -----------      -----------         -----------         -----------
     Total noninterest expenses                        61,457           60,489             185,137             183,471
                                                  -----------      -----------         -----------         -----------
     Income before income taxes                        30,308           30,344              88,800              88,482
Income taxes                                           10,637           10,567              31,491              30,968
                                                  -----------      -----------         -----------         -----------
NET INCOME                                        $    19,671      $    19,777         $    57,309         $    57,514
                                                  ===========      ===========         ===========         ===========
PER SHARE DATA
NET INCOME                                        $       .62      $       .61         $      1.80         $      1.78
                                                  ===========      ===========         ===========         ===========
CASH DIVIDENDS                                    $      .295      $      .295         $      .885         $      .885
                                                  ===========      ===========         ===========         ===========
AVERAGE SHARES OUTSTANDING                         31,701,484       32,255,897          31,903,697          32,326,053
                                                  ===========      ===========         ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1995                  1994
                                                                   ---------             ---------
                                                                            (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                     $ 262,894             $ 436,129
                                                                   ---------             ---------
Cash flows from operating activities:
 Net income                                                           57,309                57,514
 Provision for loan and lease losses                                  17,380                13,679
 Depreciation and amortization                                        19,904                18,143
 Income taxes                                                         17,448                10,392
 Decrease (increase) in interest receivable                           (2,224)                3,896
 Increase in interest payable                                         10,057                   689
 Increase in prepaid expenses                                         (1,696)               (5,745)
                                                                   ---------             ---------
Net cash provided by operating activities                            118,178                98,568
                                                                   ---------             ---------
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits
   in other banks                                                    (57,100)               93,114
 Net decrease (increase) in Federal funds sold and securities
   purchased under agreements to resell                                4,872              (119,523)
 Purchase of held-to-maturity investment securities                 (192,005)             (239,404)
 Proceeds from maturity of held-to-maturity
   investment securities                                             526,440               359,353
 Purchase of available-for-sale investment securities                (11,740)              (75,018)
 Proceeds from sale of available-for-sale
   investment securities                                              15,000                14,000
 Proceeds from maturity of available-for-sale
   investment securities                                               3,780                32,645
 Net increase in loans and leases
   to customers                                                     (168,636)             (225,835)
 Capital expenditures                                                (10,572)              (22,344)
 Other                                                               (30,999)               16,140
                                                                   ---------             ---------
Net cash provided by (used in) investing activities                   79,040              (166,872)
                                                                   ---------             ---------
Cash flows from financing activities:
 Net decrease in deposits                                            (54,814)             (161,132)
 Net increase (decrease) in short-term borrowings                   (109,477)               46,248
 Proceeds from long-term debt                                          5,447                    --
 Payments on long-term debt                                              (20)               (1,349)
 Cash dividends paid                                                 (28,192)              (28,572)
 Repurchased common stock                                            (10,095)               (7,853)
                                                                   ---------             ---------
Net cash used in financing activities                               (197,151)             (152,658)
                                                                   ---------             ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                           $ 262,961             $ 215,167
                                                                   =========             =========
Supplemental disclosures:
 Interest paid                                                     $ 191,038             $ 116,687
                                                                   =========             =========
 Net income taxes paid                                             $  14,044             $  20,576
                                                                   =========             =========
Supplemental schedule of noncash investing activities:
 Loans exchanged for mortgage-backed securities                    $ 465,011             $      --
                                                                   =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                   QUARTER ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------            -------------------------------
                                                    1995                1994                1995                   1994
                                                  --------            --------            --------               --------
                                                                             (in thousands)
BALANCE, BEGINNING OF PERIOD                      $645,614            $620,331            $627,944               $608,369
Net income                                          19,671              19,777              57,309                 57,514
Repurchased common stock                            (7,629)            (1,348)             (10,095)                (7,853)
Unrealized valuation adjustment                     (   16)              (274)               1,346                   (476)
Cash dividends                                      (9,328)            (9,504)             (28,192)               (28,572)
                                                  --------            -------              -------                -------
BALANCE, END OF PERIOD                            $648,312            $628,982            $648,312               $628,982
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

2.    ACCOUNTING CHANGES
Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not result in additional provisions for loan and lease losses primarily because the majority of impaired loan valuations continue to be based on the fair value of the collateral.
      The provision for loan and lease losses charged to expense is based upon the Company's historical loss experience and estimates of future loan and lease losses in the current loan and lease portfolio, including the evaluation of impaired loans in accordance with SFAS No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the collateral. Impairment losses are included in the provision for loan and lease losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt structuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans and residential real estate loans, and are not included in the data that follows.

      The following table summarizes impaired loan information as of September 30, 1995:

                                                                                  (in thousands)
            Impaired loans                                                           $85,500
            Impaired loans with related allowance for loan and lease losses
                 calculated under SFAS No. 114                                        85,500


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

The Company recorded consolidated net income for the first nine months of 1995 of $57,309,000 compared to $57,514,000 for the first nine months of 1994, a decrease of .4%. For the third quarter of 1995, the consolidated net income of $19,671,000 represented a decrease of .5% from the same quarter in 1994.

On a per share basis, consolidated net income for the nine months and quarter ended September 30, 1995 were $1.80 and $.62, respectively, an increase of 1.1% and 1.6%, respectively, over the same periods in 1994. The increase in earnings per share was attributable to the fewer number of shares outstanding for the 1995 periods as a result of the stock buyback program authorized in October 1994 and May 1995 for the total repurchase of up to 1.6 million shares, or five percent of the Company's approximately 32 million shares outstanding.

On an annualized basis, the Company's return on average total assets for the first nine months of 1995 was 1.01% compared to 1.08% for the same period in 1994 and return on average stockholders' equity was 11.98% compared to 12.44% for the same period in 1994. Increases in average total assets and average stockholders' equity coupled with a decline in earnings for the first nine months of 1995 compared to 1994, resulted in decreases in return on average total assets and return on average stockholders' equity.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, decreased $2,519,000, or 1.1%, to $223,327,000 for the first nine months of 1995 from $225,846,000 for the same period in 1994. Net interest income decreased $1,952,000, or 2.5%, to $76,123,000 for the third quarter of 1995 from $78,075,000 for the same period in 1994. The decreases in net interest income for the first nine months and third quarter of 1995 as compared to the amounts reported for the same periods in 1994 were primarily due to decreases in the net interest margin, partially offset by increases in average earning assets, reflecting significant growth in new loans and leases.

The net interest margin was 4.32% and 4.46% for the first nine months and third quarter of 1995, respectively, down 33 basis points (1% equals 100 basis points) and 32 basis points, respectively, from the same periods in 1994. Both the cost of funds and yield on average earning assets increased during the first nine months and third quarter of 1995 as compared with the same periods in 1994 due to a higher interest rate environment and the continuing shift of the Company's assets into loans and leases (excluding the effect of the mortgage securitization described below). However, the increase in the cost of funds (reflecting among other things various deposit programs to fund loan growth) outpaced the increase in the yield on average earning assets, resulting in an unfavorable impact on the net interest margin. For the first nine months of 1995, the yield on average earning assets was adversely impacted by the:
(1) reversal of $1,166,000 in previously recognized interest income on certain loans placed on nonaccrual status; and (2) write-off of $743,000 in lease finance interest income for the remaining net investment in certain leveraged leases, exclusive of the residual values, as a result of the early termination of these leases. In addition, the net interest margin on earning assets for the third quarter of 1994 was positively impacted by the recognition of certain nonrecurring loan fees of $2,545,000.

Average earning assets increased by $408,332,000, or 6.3%, and $290,019,000, or 4.5%, for the first nine months and third quarter of 1995, respectively, over the same periods in 1994. In the second quarter of 1995, the Company securitized approximately $490,000,000 of adjustable rate mortgage loans with the Federal National Mortgage Association ("FNMA") in an effort to increase its funding capacity and liquidity. The securities backed by these loans are held by the Company and were reclassified to the investment security portfolio. Excluding the effect of such securitization, average loans and leases increased 11.6% and 10.6%, for the first nine months and third quarter of 1995, respectively, over the same periods in 1994. The increases were primarily due to efforts to diversify the loan portfolio, both geographically and by industry. Credit extensions to companies in the media and telecommunications industry located on the mainland United States accounted for the majority of the increases. As a result (excluding the effect of the loan securitization), the mix of average earning assets changed, with higher-yielding average loans and leases representing 82.3% and 84.3% of average earning assets for the first nine months and third quarter of 1995, respectively, as compared to 78.4% and 79.7%, respectively, for the same periods in 1994.

Average interest-bearing deposits and liabilities increased by $418,984,000, or 7.6%, and $302,636,000, or 5.5%, for the first nine months and third quarter of 1995, respectively, over the same periods in 1994. As a result of depositors seeking higher yields, the mix of average interest-bearing deposits and liabilities changed with higher-yielding average time deposits representing 36.7% and 37.3% of average interest-bearing deposits and liabilities for the first nine months and third quarter of 1995, respectively, as compared to 31.6% and 33.5%, respectively, for the same periods in 1994.

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


                                                     QUARTER ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------
                                                 1995                            1994
                                    ------------------------------  ------------------------------
                                                INTEREST                        Interest
                                     AVERAGE    INCOME/    YIELD/    Average    Income/   Yield/
         ASSETS                      BALANCE    EXPENSE   RATE (1)   Balance    Expense   Rate (1)
                                    ----------  --------  --------  ----------  --------  --------
                                                        (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks                 $   59,358  $    912    6.10%   $   32,549  $    270    3.30%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                            175,397     2,464    5.57        74,155       646    3.46
 Investment securities               1,149,875    17,397    6.00     1,084,666    12,076    4.42
 Available-for-sale securities         146,220     2,388    6.48       123,805     1,617    5.18
 Loans and leases (2),(3)            5,236,441   117,988    8.94     5,162,097   108,115    8.31
                                    ----------  --------            ----------  --------

     Total earning assets            6,767,291   141,149    8.27     6,477,272   122,724    7.52
                                                --------                        --------
Nonearning assets                      662,053                         641,521
                                    ----------                      ----------

     Total assets                   $7,429,344                      $7,118,793
                                    ==========                      ==========

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------
                                                 1995                                1994
                                    ------------------------------   -----------------------------
                                                INTEREST                        Interest
                                     AVERAGE    INCOME/    YIELD/     Average   Income/    YIELD/
         ASSETS                      BALANCE    EXPENSE   RATE (1)    Balance   Expense   RATE (1)
                                    ---------   --------  --------   ---------  --------  --------
                                                        (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks                 $   29,347  $  1,330   6.06%    $   85,130  $  2,167    3.40%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                            239,606    10,345   5.77        113,230     2,965    3.50
 Investment securities                 955,979    39,837   5.57      1,083,885    37,147    4.58
 Available-for-sale securities         154,908     7,623   6.58        121,094     4,161    4.59
 Loans and leases (2),(3)            5,528,719   365,287   8.83      5,096,888   304,576    7.99
                                    ----------  --------            ----------  --------

     Total earning assets            6,908,559   424,422   8.21      6,500,227   351,016    7.22
                                                --------                        --------
Nonearning assets                      661,106                         648,097
                                    ----------                      ----------

     Total assets                   $7,569,665                      $7,148,324
                                    ==========                      ==========


(1)  Annualized.

(2) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(3) Interest income for loans and leases included loan fees of $6,003 and $18,009 for the quarter and nine months ended September 30, 1995, respectively; and $8,513 and $22,408 for the quarter and nine months ended September 30, 1994, respectively.


                                                     QUARTER ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------
                                                 1995                            1994
                                    ------------------------------  ------------------------------
                                                INTEREST                        Interest
   LIABILITIES AND                   AVERAGE    INCOME/    YIELD/    Average    Income/   Yield/
STOCKHOLDERS' EQUITY                 BALANCE    EXPENSE   RATE (1)   Balance    Expense   Rate (1)
                                    ----------  --------  --------  ----------  --------  --------
                                                        (dollars in thousands)
Interest-bearing deposits
 and liabilities:

 Deposits                           $4,293,350  $ 43,736    4.04%   $4,210,678  $ 29,998    2.83%
 Short-term borrowings               1,253,721    17,893    5.66     1,053,198    11,884    4.48
 Long-term debt                        233,115     3,397    5.78       213,674     2,767    5.14
                                    ----------  --------    ----    ----------  --------

     Total interest-bearing
       deposits and
       liabilities                   5,780,186    65,026    4.46     5,477,550    44,649    3.23
                                                --------    ----                --------    ----

     Interest rate spread                                   3.81%                           4.29%
                                                            ====                            ====

Noninterest-bearing demand
 deposits                              829,606                         860,221
Other liabilities                      174,347                         154,940
                                    ----------                      ----------

     Total liabilities               6,784,139                       6,492,711

Stockholders' equity                   645,205                         626,082
                                    ----------                      ----------

     Total liabilities and
       stockholders' equity         $7,429,344                      $7,118,793
                                    ==========                      ==========

     Net interest income
       and margin on
       earning assets                             76,123    4.46%                 78,075    4.78%
                                                            ====                            ====

Tax equivalent adjustment                          1,125                           1,799
                                                --------                        --------

     Net interest income                        $ 74,998                        $ 76,276
                                                ========                        ========


                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------
                                                 1995                                1994
                                    -------------------------------   ------------------------------
                                                 INTEREST                         Interest
   LIABILITIES AND                   AVERAGE     INCOME/    YIELD/     Average    Income/    Yield/
STOCKHOLDERS' EQUITY                 BALANCE     EXPENSE   RATE (1)    Balance    Expense   Rate (1)
                                    ----------   --------  --------   ---------   --------  --------
                                                          (dollars in thousands)
Interest-bearing deposits
 and liabilities:

 Deposits                           $4,345,547   $131,841    4.06%    $4,193,357  $ 84,771    2.70%
 Short-term borrowings               1,330,981     59,281    5.95      1,083,400    31,698    3.91
 Long-term debt                        231,492      9,973    5.76        212,279     8,701    5.48
                                    ----------   --------             ----------  --------
     Total interest-bearing
       deposits and
       liabilities                   5,908,020    201,095    4.55      5,489,036   125,170    3.05
                                                 --------    ----                 --------    ----
     Interest rate spread                                    3.66%                            4.17%
                                                             ====                             ====
Noninterest-bearing demand
 deposits                              828,047                           888,603
Other liabilities                      194,097                           152,370
                                    ----------                        ----------
     Total liabilities               6,930,164                         6,530,009

Stockholders' equity                   639,501                           618,315
                                    ----------                        ----------
     Total liabilities and
       stockholders' equity         $7,569,665                        $7,148,324
                                    ==========                        ==========
     Net interest income
       and margin on
       earning assets                             223,327    4.32%                 225,846    4.65%
                                                             ====                             ====
                                                    4,159                            5,487
                                                 --------                         --------
Tax equivalent adjustment

     Net interest income                         $219,168                         $220,359
                                                 ========                         ========


(1) Annualized.

INVESTMENT SECURITIES

Comparative book and fair values of held-to-maturity investment securities at September 30, 1995, December 31, 1994, and September 30, 1994 were as follows:

                                           SEPTEMBER 30,      December 31,      September 30,
                                                1995              1994               1994
                                           -------------      -------------     -------------
                                                             (in thousands)
        Book value                         $  1,126,463       $   995,887       $  1,012,076

        Unrealized gains                         13,147             3,600              5,054

        Unrealized losses                        (1,569)          (17,836)           (13,791)
                                           ------------       -----------       ------------
        Fair value                         $  1,138,041       $   981,651       $  1,003,339
                                           ============       ===========       ============


The increase in the held-to-maturity portfolio from December 31, 1994 to September 30, 1995 reflects the conversion of approximately $490,000,000 of adjustable rate mortgage loans to FNMA securities that could also be pledged to collateralize public deposits. At the same time, holdings of repurchase agreements were decreased as the FNMA securities satisfied the Company's need for public funds collateral.

The increase in unrealized gains and decrease in unrealized losses from December 31, 1994 to September 30, 1995, were primarily attributable to the declining interest rate environment in the first nine months of 1995 as compared to the rise in the overall level of interest rates during 1994 resulting from monetary actions of the Federal Reserve Board.

At September 30, 1995, unrealized gains and losses on available-for-sale securities were $528,000 and $8,000, respectively. At December 31, 1994, there were no unrealized gains and $1,716,000 in unrealized losses on available-for-sale securities.

Realized gains and losses for the nine months ended September 30, 1995 and 1994 were as follows:

                                    1995          1994
                                    ----          ----
                                      (in thousands)
        Realized gains              $  69        $ 176

        Realized losses               (62)          (1)
                                    -----        -----
        Securities gains, net       $   7        $ 175
                                    =====        =====



Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at September 30, 1995, December 31, 1994 and September 30, 1994:





                                           SEPTEMBER 30, 1995         December 31, 1994        September 30, 1994
                                           -------------------       -------------------     ----------------------
                                             AMOUNT       %           Amount        %           Amount          %
                                           ----------   ------       ----------   ------     ------------    ------
                                                           (dollars in thousands)
Commercial, financial and agricultural     $1,345,794    25.8%       $1,264,510    22.9%      $1,166,504      22.1%

Real estate:
    Commercial                                979,237    18.7           964,758    17.4          970,282      18.4
    Construction                              269,612     5.2           320,783     5.8          299,609       5.7
    Residential:
         Insured, guaranteed or
              conventional                  1,295,940    24.8         1,615,306    29.2        1,573,490      29.8
         Home equity credit lines             437,238     8.4           433,830     7.8          408,775       7.7
                                           ----------   -----        ----------   -----       ----------     -----
         Total real estate loans            2,982,027    57.1         3,334,677    60.2        3,252,156      61.6
                                           ----------   -----        ----------   -----       ----------     -----

Consumer                                      463,327     8.9           467,827     8.4          444,697       8.4
Lease financing                               226,829     4.3           230,587     4.2          193,539       3.7
Foreign                                       206,266     3.9           235,964     4.3          221,476       4.2
                                           ----------   -----        ----------   -----       ----------     -----

         Total loans and leases             5,224,243   100.0%        5,533,565   100.0%       5,278,372     100.0%
                                                        =====                     =====                      =====
Less allowance for loan and
    lease losses                               65,683                    61,250                   61,660
                                           ----------                ----------               ----------

         Total net loans and leases        $5,158,560                $5,472,315               $5,216,712
                                           ==========                ==========               ==========


The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 1995, total loans and leases were $5,224,243,000, a decrease of 5.6% from December 31, 1994. During the second quarter of 1995, the Company securitized approximately $490,000,000 in adjustable rate mortgage loans in an effort to increase its funding capacity and liquidity. These securitized loans were classified in the investment securities portfolio at September 30, 1995. If these securitized loans had been included within the loans category at September 30, 1995, the loan growth over December 31, 1994 would have been 2.8%.

Total loans and leases at September 30, 1995, represented 70.5% of total assets, 78.3% of total earning assets and 102.5% of total deposits compared to 73.4% of total assets, 81.2% of total earning assets and 107.4% of total deposits at December 31, 1994. The decreases in percentages compared to December 31, 1994 were due to the aforementioned loan securitization. Governmental and certain other time deposits were shifted into security repurchase agreements at September 30, 1995, December 31, 1994 and September 30, 1994 to reduce the Company's deposit insurance premiums. If these repurchase agreements had been included in the deposit base, total loans and leases as a percentage of total deposits would have been 87.9%, 92.6% and 89.3%, respectively, at such dates.

At September 30, 1995, commercial, financial and agricultural loans increased $81,284,000, or 6.4%, over December 31, 1994. Credit extensions to companies in the media and telecommunications industry primarily accounted for this increase.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 1995, commercial real estate loans totalled $979,237,000, or 18.7%, of total loans and leases. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $47,880,000 at September 30, 1995, a decrease of 18.0% from December 31, 1994. At September 30, 1995, the largest concentration of commercial real estate loans to a single borrower was $34,686,000.

NONPERFORMING ASSETS

A summary of nonperforming assets at September 30, 1995, December 31, 1994 and September 30, 1994 follows:

                                                       SEPTEMBER 30,  December 31,    September 30,
                                                           1995           1994            1994
                                                       -------------  ------------   --------------
                                                                   (dollars in thousands)
Nonperforming loans and leases:
    Nonaccrual:
         Commercial, financial and agricultural         $ 18,872        $  7,972        $  14,237

         Real estate:
             Construction                                  2,260           7,038            7,858
             Commercial                                   38,165          35,290           27,847
             Residential:
                 Insured, guaranteed, or conventional      8,995           4,649            4,654
                 Home equity credit lines                    407             520              698
                                                        --------        --------        ---------

                 Total real estate loans                  49,827          47,497           41,057
                                                        --------        --------        ---------

         Consumer                                            109             143              109
         Lease financing                                      63             212               --
                                                        --------        --------        ---------

                 Total nonaccrual loans and leases        68,871          55,824           55,403
    Renegotiated:
         Commercial real estate                            2,500           3,128            3,128
         Commercial, financial and agricultural              733              --               --
                                                        --------        --------        ---------

                 Total nonperforming loans and leases     72,104          58,952           58,531

Other real estate owned                                    8,610           4,160            3,640
                                                        --------        --------        ---------

                 Total nonperforming assets             $ 80,714        $ 63,112        $  62,171
                                                        ========        ========        =========

Loans and leases past due 90 days or more
  and still accruing interest                           $ 41,916        $ 33,367        $  35,389
                                                        ========        ========        =========

Nonperforming assets to total loans and leases
  and other real estate owned (end of period):
    Excluding 90 days or more past due accruing
         loans and leases                                  1.54%           1.14%            1.18%
    Including 90 days or more past due accruing
         loans and leases                                  2.34%           1.74%            1.85%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days or more past due accruing
         loans and leases                                  1.09%            .84%             .86%
    Including 90 days or more past due accruing
         loans and leases                                  1.66%           1.28%            1.35%

Nonperforming assets increased from $63,112,000 at December 31, 1994 to $80,714,000 at September 30, 1995. The increase was primarily attributable to a specific borrower involved in three different commercial loans (collateralized by real estate) and one real estate loan totalling $10.1 million which were placed on nonaccrual status during the second quarter of 1995. The remaining increase was due to various commercial and real estate-residential loans being placed on nonaccrual status during the first nine months of 1995.

The increase in other real estate owned from $4,160,000 at December 31, 1994 to $8,610,000 at September 30, 1995 was primarily attributable to the foreclosure on a real estate-construction loan with a carrying value of $4,433,000 in the first quarter of 1995.

Loans and leases past due 90 days or more and still accruing interest totalled $41,916,000 at September 30, 1995, an increase of 25.6% from December 31, 1994. The increase was primarily due to the addition of 12 commercial loans totalling $14.5 million and two real estate - commercial loans totalling $3.8 million, offset by four commercial loans totalling $9.5 million which were placed on nonaccrual status at September 30, 1995. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately secured and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been adversely affected by the prolonged economic downturn in Hawaii and related weakness in the local real estate market. Although the Company believes that the Hawaii economy has begun to show signs of improvement, and certain local real estate sectors evidence signs of having stabilized, the effects of the economic downturn may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:

                                             QUARTER ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------------    ------------------------------------------
                                             1995                   1994                   1995                   1994
                                      -------------------    -------------------    -------------------    -------------------
                                      AVERAGE    AVERAGE     Average    Average     AVERAGE    AVERAGE     Average    Average
                                      BALANCE    RATE (1)    Balance    Rate (1)    BALANCE    RATE (1)    Balance    Rate (1)
                                      -------    --------    -------    --------    -------    --------    -------    --------
                                                                       (dollars in thousands)
Interest-bearing demand             $ 1,073,080    2.72%   $ 1,105,142    2.21%   $ 1,083,294    2.75%   $ 1,164,714    2.02%

Savings                               1,065,007    2.76      1,269,977    1.80      1,093,783    3.04      1,292,044    1.95
Time                                  2,155,263    5.33      1,835,559    3.91      2,168,470    5.22      1,736,599    3.72
                                    -----------            -----------            -----------            -----------

   Total interest-bearing deposits    4,293,350    4.04      4,210,678    2.83      4,345,547    4.06      4,193,357    2.70


Noninterest-bearing demand              829,606      --        860,221      --        828,047      --        888,603      --
                                    -----------            -----------            -----------            -----------


   Total deposits                   $ 5,122,956    3.39%   $ 5,070,899    2.35%   $ 5,173,594    3.41%   $ 5,081,960    2.23%
                                    ===========            ===========            ===========            ===========

(1) Annualized.


Average deposits for the nine months ended September 30, 1995 increased $81.6 million, or 1.6%, over the same period in 1994. For the current quarter, average deposits increased $52.1 million, or 1.0%, as compared to the second quarter of 1994. Various deposit product programs initiated by the Company in 1995 which increased the overall interest rates paid on time certificates of deposits, contributed to the increases in average deposits.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

                                                             QUARTER ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                     ----------------------------        ----------------------------
                                                        1995              1994             1995               1994
                                                     ----------        ----------        ----------        ----------
                                                         (dollars in thousands)
Loans and leases outstanding (end of period)         $5,224,243        $5,278,372        $5,224,243        $5,278,372
                                                     ==========        ==========        ==========        ==========

Average loans and leases outstanding                 $5,236,441        $5,162,097        $5,528,719        $5,096,888
                                                     ==========        ==========        ==========        ==========

Allowance for loan and lease losses summary:
   Balance at beginning of period                    $   61,200        $   61,873        $   61,250        $   62,253
                                                     ----------        ----------        ----------        ----------


   Loans and leases charged off:
       Commercial, financial and agricultural             2,632             1,149             4,387             4,257
       Real estate:
          Construction                                       --             4,240               828             6,445
          Commercial                                      1,212               350             2,268               975
          Residential                                       769                55             1,284               582
       Consumer                                           2,027             1,700             5,544             4,705
       Lease financing                                      241                --               241                --
                                                     ----------        ----------        ----------        ----------
          Total loans and leases charged off              6,881             7,494            14,552            16,964
                                                     ----------        ----------        ----------        ----------

   Recoveries on loans and leases charged off:
       Commercial, financial and agricultural               308               254               377             1,140
       Real estate:
          Construction                                        5                37                11               242
          Commercial                                          2                 1                 4                 3
          Residential                                         1                50                18                93
       Consumer                                             349               381             1,191             1,200
       Lease financing                                       --                10                 4                14
                                                     ----------        ----------        ----------        ----------
          Total recoveries on loans and leases
            charged off                                     665               733             1,605             2,692
                                                     ----------        ----------        ----------        ----------
          Net charge-offs                                (6,216)           (6,761)          (12,947)          (14,272)
   Provision charged to expense                          10,699             6,548            17,380            13,679
                                                     ----------        ----------        ----------        ----------
   Balance at end of period                          $   65,683        $   61,660        $   65,683        $   61,660
                                                     ==========        ==========        ==========        ==========


Net loans and leases charged off to
   average loans and leases                                 .47%(1)           .52%(1)           .31%(1)           .37%(1)
Net loans and leases charged off to
   allowance for loan and lease losses                    37.55%(1)         43.50%(1)         26.35%(1)         30.95%(1)
Allowance for loan and lease losses to
   total loans and leases (end of period)                  1.26%             1.17%             1.26%             1.17%
Allowance for loan and lease losses to
   nonperforming loans and leases (end of period):
       Excluding 90 days or more past due
          accruing loans and leases                       91.09%           105.35%            91.09%           105.35%
       Including 90 days or more past due
          accruing loans and leases                       57.61%            65.65%            57.61%            65.65%

(1)    Annualized.

For the first nine months of 1995, the provision for loan and lease losses was $17,380,000, an increase of $3,701,000, or 27.1%, as compared to the same period in 1994. The provision for loan and lease losses was $10,699,000 for the third quarter of 1995, an increase of $4,151,000, or 63.4%, over the same period in 1994. These increases reflect the Company's evaluation of economic conditions and trends in Hawaii (in particular, the relatively slow improvement in the Hawaii economy) the increase in net charge-offs and higher levels of nonperforming assets that the Company has been experiencing, and the significant loan growth that the Company has had over the past several years. Based on these continuing factors, the Company's near-term goal is to increase the allowance for loan and lease losses to 1.50% of total loans and leases.

Net charge-offs for the first nine months of 1995 were $12,947,000, a decrease of $1,325,000, or 9.3%, as compared to the same period in 1994. Net charge-offs for the third quarter of 1995 were $6,216,000 compared to $6,761,000 for the same period a year ago.

The allowance for loan and lease losses decreased to 91.09% of nonperforming loans and leases at September 30, 1995 (excluding 90 days past due accruing loans and leases) from 105.35% at September 30, 1994, reflecting the increase in nonperforming loans and leases in the first nine months of 1995 as compared to the first nine months of the prior year. In management's judgment, the allowance for loan and lease losses is adequate to absorb potential losses currently inherent in the portfolio, however, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in future periods and, accordingly, changes in the allowance for loan and lease losses.

NONINTEREST INCOME

Exclusive of securities transactions, noninterest income totalled $72,142,000 and $27,460,000 for the first nine months and third quarter of 1995, respectively, an increase of 10.8% and 30.3%, respectively, over the same periods in 1994.

Trust income decreased $188,000, or 1.1%, for the first nine months of 1995 compared to the same period in 1994. However, trust income increased $297,000, or 5.7%, for the third quarter of 1995 as compared to 1994.

Service charges on deposit accounts remained relatively constant for the first nine months of 1995 compared to the same period in 1994. Service charges on deposit accounts decreased $217,000, or 3.6%, in the third quarter of 1995 as compared to the same period a year ago. This decrease was partly attributable to lower fees on analyzed accounts.

Other service charges and fees increased $2,883,000, or 12.3%, and $1,739,000, or 22.3%, for the first nine months and third quarter of 1995, respectively, over the same periods in 1994. These increases were primarily the result of increases in merchant discount fees and commissions from annuity sales.

Other noninterest income increased $4,200,000, or 69.4%, and $4,569,000 or 237.1%, for the first nine months and third quarter of 1995, respectively, over the same periods in 1994. These increases were primarily due to insurance recoveries and reversal of accruals totalling $4,700,000 related to losses (which were recognized in the fourth quarter of 1994) attributable to investments made in the trust area that were outside of the clients' express investment guidelines. The year to date increase was offset in part by an advisory fee of $477,000 recognized in 1994.

NONINTEREST EXPENSES

Noninterest expenses totalled $185,137,000 for the first nine months of 1995, an increase of .9%, over the same period in 1994. Noninterest expenses totalled $61,457,000 for the third quarter of 1995, an increase of $968,000, or 1.6%, compared to the same period a year ago.

Total salaries and wages increased $737,000, or 1.1%, and $937,000, or 4.1%, for the first nine months and third quarter of 1995, respectively, over the same periods in 1994.

Employee benefits decreased $639,000, or 3.0%, for the first nine months of 1995 compared to the same period a year ago. The decrease was due to lower expenses related to various employee benefit and incentive accounts. In the third quarter of 1995, employee benefits increased $520,000, or 7.5%, over the same period in 1994. The increase was due to lower expenses related to pension, profit sharing, and incentive awards in the third quarter of 1994.

Occupancy expense for the first nine months and third quarter of 1995 increased $1,778,000, or 10.2%, and $387,000, or 6.6%, respectively, over the same periods in 1994. The increases primarily result from higher depreciation, insurance and rental expenses. The increases in depreciation and insurance expenses were primarily attributable to the construction of a new five-story, 75,000 square foot office building, including a branch, on property owned in fee simple in Maite, Guam in late 1994.

Equipment expense decreased $420,000 and $565,000, or 2.3% and 9.2%, for the first nine months and third quarter of 1995, respectively, compared to the same period in 1994. These decreases are attributed to completion of the Company's migration from a Unisys to IBM information technology platform and improvements in the delivery and processing systems in 1995.

Exclusive of: (1) the Federal Deposit Insurance Corporation's (the "FDIC") insurance refund plus interest of $2,774,000 received this September for the period June to September 1995 as a result of the reduction in the assessment rate from 23 cents to 4 cents per $100 effective June 1, 1995; (2) the write-off of the residual values of $620,000 related to the early termination of certain leveraged leases in the second quarter of 1995; and (3) the loss on disposition of certain other real estate owned of $1,409,000 in the second quarter of 1994, other noninterest expenses for the first nine months and third quarter of 1995, increased $3,773,000 and $2,463,000, or 6.7% and 13.2%, respectively, over the same periods in 1994. The increases were primarily a result of higher software depreciation expense in connection with the above mentioned migration from Unisys to IBM and interchange fees.

In addition, current legislative discussion associated with the undercapitalized Savings Association Insurance Fund ("SAIF") could potentially result in a one-time assessment to the Company's SAIF-insured deposits. Although uncertain, the timing of the assessment may be as early as the fourth quarter of 1995. The pre-tax cost to the Company is estimated to be approximately $3,500,000 (based on an assessment rate of 85 cents per $100), which would partially offset the aforementioned benefit of the FDIC premium reduction for the second half of 1995.



INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first nine months and third quarter of 1995 was 35.5% and 35.1%, respectively, as compared to 35.0% and 34.8%, respectively, for the same periods in 1994.

LIQUIDITY AND CAPITAL

Stockholders' equity was $648,312,000 at September 30, 1995, a 3.2% increase over $627,944,000 at December 31, 1994. Average stockholders' equity represented 8.7% of average total assets for the third quarter of 1995 compared to 8.8% in the same quarter last year. There was no significant change in the Company's liquidity position during the third quarter of 1995.

The following tables present the Company's regulatory capital position at September 30, 1995:

                           RISK-BASED CAPITAL RATIOS

                                                                AMOUNT         RATIO
                                                              ----------      -------
                                                               (dollars in thousands)
Tier 1 Capital                                                $  568,306        9.28%
Tier 1 Capital minimum requirement (1)                           244,895        4.00
                                                              ----------       -----

    Excess                                                    $  323,411        5.28%
                                                              ==========       =====

Total Capital                                                 $  733,989       11.99%
Total Capital minimum requirement (1)                            489,791        8.00
                                                              ----------       -----

    Excess                                                    $  244,198        3.99%
                                                              ==========       =====

Risk-weighted assets                                          $6,122,382
                                                              ==========


                                 LEVERAGE RATIO

                                                                AMOUNT         RATIO
                                                              ----------      -------
                                                                (dollars in thousands)
Tier 1 Capital to average quarterly total assets
    (net of certain intangibles)
    Tier 1 Leverage Ratio                                     $  568,306        7.73%
Minimum leverage requirement (2)                                 220,490        3.00
                                                              ----------        ----

    Excess                                                    $  347,816        4.73%
                                                              ==========        ====

Average quarterly total assets (net of certain intangibles)   $7,349,651
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

The Board of Directors (the "Board") has authorized the total repurchase of up to 1.6 million shares, or five percent of the Company's approximately 32 million shares outstanding, to be held by the Company or used for corporate purposes as designated by the Board. During the first nine months of 1995, the Company acquired 377,912 shares at an average price of $27.09 under these authorizations. These purchases are not expected to have a material effect on the Company's liquidity, financial position or results of operations.

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 Exhibit 12    Statement regarding computation of ratios.

                 Exhibit 27    Financial data schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST HAWAIIAN, INC.
                                            (REGISTRANT)



Date      November 13, 1995             By    /s/ HOWARD H. KARR
     --------------------------            -----------------------------------
                                                    HOWARD H. KARR
                                        EXECUTIVE VICE PRESIDENT AND TREASURER
                                            (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


EXHIBIT                                                                    PAGE NUMBER IN
 NUMBER                           DESCRIPTION                      QUARTERLY REPORT ON FORM 10-Q
-------                           -----------                      -----------------------------
   12             Statement regarding computation of ratios.                     22

   27                       Financial data schedule                              23