Form 10-K
period 1995-12-31
FIRST HAWAIIAN INC
filed 1996-03-26
CIK 36377

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K
         (Mark One)
          /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1995
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from ............. to ...............

                         Commission file number 0-7949
                             ----------------------
                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)
                             ----------------------

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
                    None                                           Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $5.00 Par Value
                                (Title of class)
                             ----------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
       Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
             file such reports), and (2) has been subject to
              such filing requirements for the past 90 days.
                    Yes    X                    No
                        -------                    -------

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1996 was $525,935,000.

  The number of shares outstanding of each of the registrant's classes of common stock as of February 26, 1996 was:

         Title of Class                       Number of Shares Outstanding
  -----------------------------               ----------------------------
  Common Stock, $5.00 Par Value                     31,117,863 Shares

                             ----------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
            Portions of the following documents are incorporated by
                          reference in this Form 10-K:

                   DOCUMENTS                          FORM 10-K REFERENCE
  First Hawaiian, Inc. Annual Report 1995               Parts I and II
  First Hawaiian, Inc. Proxy Statement dated
    March 1, 1996 for the Annual Meeting
    of Stockholders                                        Part III

================================================================================

                                     INDEX

                                     PART I

                                                                                                                      PAGE
                                                                                                                      ----
Item 1.            Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

Item 2.            Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

Item 3.            Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

Item 4.            Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .      12

Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13



                                     PART II

Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Item 6.            Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Item 7.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Item 8.            Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . .      14

Item 9.            Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14



                                     PART III

Item 10.           Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .      15

Item 11.           Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 12.           Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .      15

Item 13.           Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .      15



                                     PART IV

Item 14.           Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

                                     PART I

ITEM 1.   BUSINESS

FIRST HAWAIIAN, INC. -

First Hawaiian, Inc. (the "Corporation"), a Delaware corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Corporation is allowed to acquire or invest in the securities of companies that are engaged in banking or in activities closely related to banking as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation is also a registered savings and loan holding company under section 10 of the Home Owner's Loan Act, as amended. The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in First Hawaiian Bank (the "Bank"), a State of Hawaii chartered bank; First Hawaiian Creditcorp, Inc. ("Creditcorp") and First Hawaiian Leasing, Inc. ("FHL"), each a financial services loan company; and Pioneer Federal Savings Bank ("Pioneer"), a federally chartered savings bank. The Bank, Creditcorp, FHL and Pioneer are wholly-owned subsidiaries of the Corporation. At December 31, 1995, the Corporation had consolidated total assets of $7.6 billion, total deposits of $5.4 billion and total stockholders' equity of $649.5 million.

Based on assets as of June 30, 1995, the Corporation was the 77th largest bank holding company in the United States as reported in the American Banker.

FIRST HAWAIIAN BANK -

The Bank, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu. After several corporate mergers and other changes, the Bank is now a state chartered bank. The Bank is not a member of the Federal Reserve System. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

The Bank is a full-service bank conducting a general commercial and consumer banking business and offering trust services. Its banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, agricultural, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler's checks, personal money orders, mutual funds and annuities; issuing letters of credit; handling domestic and foreign collections; providing safe deposit and night depository facilities; lease financing; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

As of December 31, 1995, the Bank had total deposits of $4.5 billion and total assets of $6.2 billion, making it the second largest bank in Hawaii.

         DOMESTIC SERVICES -
The domestic operations of the Bank are carried out through its main banking office located in Honolulu, Hawaii and other banking offices located throughout the State of Hawaii. During 1995, the Bank had 60 other banking offices in Hawaii. On March 15, 1996, the Bank closed three of these branch offices after transferring a substantial portion of the branches' loans and deposits to Finance Factors, Limited. The sale completed a commitment to the Federal Reserve Board and the United States Department of Justice to divest the branches. The agreement was reflected in a final judgment entered by stipulation with the United States Department of Justice in 1991 to resolve an antitrust lawsuit arising out of the Corporation's acquisition of First Interstate of Hawaii, Inc. All but one of the banking offices are equipped with automatic teller machines which provide 24-hour service to customers wishing to make withdrawals from and deposits to their personal checking accounts, to transfer funds between checking and savings accounts, to make balance inquiries, to obtain interim bank statements, and to make utility and loan payments. Twenty-nine nonbranch locations provide balance inquiry and withdrawal transaction services only. The Bank is a member of the CIRRUS(R)/MasterCard(R), Plus(R)/VISA(R) and Star System(R) automatic teller machine networks, providing its customers with access to their funds nationwide and in selected foreign countries.

         LENDING ACTIVITIES -
The Bank engages in a broad range of lending activities, including making real estate, commercial and consumer loans and leases. At December 31, 1995, the Bank's loans totalled $4.2 billion, representing 67.0% of total assets. At that date, 51.6% of the loans were construction, commercial and residential real estate loans, 25.3% were commercial loans, 12.9% were consumer loans, 6.9% were foreign loans and 3.3% were leases.

REAL ESTATE LENDING--CONSTRUCTION. The Bank provides construction financing for a variety of commercial and residential single-family subdivision and multi-family developments. At December 31, 1995, approximately 11.2% of the Bank's total real estate loans were collateralized by properties under construction.

REAL ESTATE LENDING--COMMERCIAL. In the commercial real estate area, the Bank provides permanent financing for a variety of commercial developments, such as various retail facilities, warehouses, and office buildings. At December 31, 1995, approximately 36.4% of the Bank's total real estate loans were collateralized by commercial properties.

REAL ESTATE LENDING--RESIDENTIAL. The Bank makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance or improve residential real property. The loans are collateralized by mortgage liens on the related property, substantially all of which is located in Hawaii. At December 31, 1995, approximately 52.4% of the Bank's total real estate loans were collateralized by single-family and multi-family residences.

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

         TRUST SERVICES -
The Bank's Trust and Investments Division (formerly known as the Asset Management Division) offers a full range of trust and investment management services. The Division provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. As of December 31, 1995, the Trust and Investments Division had 5,451 accounts with a market value of $7.2 billion. Of this total, $5.2 billion represented assets in nonmanaged accounts and $2.0 billion were managed assets.

The Trust and Investments Division maintains custodial accounts under which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations, and rent collection.

The Trust and Investments Division also acts as corporate trustee or co-trustee for bond issues totaling $2.0 billion in principal amount. However, the Division is in the process of transferring substantially all of these trustee accounts to Bank of New York. The transfer, subject to approval or consent of the issuers in some cases, is expected to be completed in 1996.

FIRST HAWAIIAN CREDITCORP, INC. -

Creditcorp is a financial services loan company with 12 branch offices located throughout the four major islands of the State of Hawaii, a commercial loan production office in Honolulu and a loan production office in Guam.

The lending activities of Creditcorp are concentrated in both consumer and commercial financing which are primarily collateralized by real estate.

Creditcorp's primary source of funds is time and savings deposits from the general public. The deposits are insured by the FDIC to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

Creditcorp also utilizes borrowings as an additional source of funding for its loan portfolio and is a member of the Federal Home Loan Bank of Seattle (the "FHLB of Seattle") which provides a central credit facility for member institutions. As of December 31, 1995, Creditcorp was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $2.7 million in this regional facility. As of December 31, 1995, Creditcorp's investment in the capital stock of the FHLB of Seattle totalled $7.3 million and advances from the FHLB of Seattle aggregated $34.5 million.

At December 31, 1995, Creditcorp had total deposits of $353.9 million, total loans and leases of $413.7 million and total assets of $441.1 million.

FIRST HAWAIIAN LEASING, INC. -

FHL, a financial services loan company, primarily finances and leases personal property including equipment and vehicles, and acts as an agent, broker or advisor in the leasing or financing of such property for affiliates as well as third parties. Through a special purpose subsidiary, FHL finances and leases selected real property.

As of December 31, 1995, FHL's net investment in leases amounted to $104.4 million and total assets were $130.9 million. FHL's primary source of funds is borrowings from the Corporation and the Bank.

PIONEER FEDERAL SAVINGS BANK -

On August 6, 1993, the Corporation acquired for cash all of the outstanding stock of Pioneer Fed BanCorp, Inc. ("Pioneer Holdings") at a purchase price of $87 million through the merger of Pioneer Holdings with and into the Corporation (the "Merger"). As a result of the Merger, Pioneer became a wholly-owned subsidiary of the Corporation (see "Note 1. Acquisitions - Pioneer Federal Savings Bank" (page 45) in the Financial Review section of the Corporation's Annual Report 1995, which is incorporated herein by reference thereto).

Pioneer is a federally chartered savings bank operating in the State of Hawaii. Pioneer, the oldest savings bank in Hawaii, was chartered in 1890 by King David Kalakaua. Presently, Pioneer maintains 19 branch offices located on the four major islands of the State of Hawaii. At December 31, 1995, Pioneer had total assets of $800.4 million. Based on total assets at December 31, 1995, Pioneer was the fourth largest of six Savings Association Insurance Fund ("SAIF") - insured institutions operating in the State of Hawaii.

Pioneer is primarily engaged in attracting deposits from the general public through a variety of deposit products. Together with borrowings, principally from the FHLB of Seattle, and funds from ongoing operations, these resources are invested in the origination of conventional adjustable and fixed rate, 1-4 family residential mortgage loans. Pioneer is also engaged in other types of mortgage lending, including home equity loans, loans on smaller multi-family projects and, to a lesser extent, in other consumer lending activities. Mortgage lending activity, both origination and purchases, has been limited to loans collateralized by property in the State of Hawaii. As of December 31, 1995, Pioneer was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $8.1 million in this regional facility. As of December 31, 1995, Pioneer's investment in the capital stock of the FHLB of Seattle totalled $28.8 million and advances from the FHLB of Seattle aggregated $166.0 million.

At December 31, 1995, Pioneer had total deposits of $462.5 million, total loans of $565.0 million and total assets of $800.4 million.

HAWAII COMMUNITY REINVESTMENT CORPORATION -

In an effort to support affordable housing and as part of the Bank's, Creditcorp's and Pioneer's community reinvestment program, the Bank, Creditcorp and Pioneer are members of the Hawaii Community Reinvestment Corporation (the "HCRC"). The HCRC is a consortium of local financial institutions and provides $50 million in permanent long-term financing for affordable housing rental projects throughout Hawaii for low and moderate income residents.

The $50 million loan pool is funded by the member financial institutions which participate pro rata (based on deposit size) in each HCRC loan. The Bank's, Creditcorp's and Pioneer's participations in these HCRC loans are included in each of these companies' loan portfolio.

HAWAII INVESTORS FOR AFFORDABLE HOUSING INC. -

To further enhance the Bank's, Creditcorp's and Pioneer's community reinvestment program and provide support for the development of additional affordable housing rental units in Hawaii, the Bank, Creditcorp, and Pioneer, together with eight other HCRC member institutions, have subscribed to a $19.7 million tax credit equity fund.

The $19.7 million Hawaii Affordable Housing Fund I (the "Fund") has been established to invest in qualified low income housing tax credit rental projects and insure that these projects are maintained as low income housing throughout the required compliance period. The Bank's, Creditcorp's and Pioneer's investments in this Fund will be included in each of the companies' investment portfolio.

EMPLOYEES -

As of December 31, 1995, the Corporation had 2,990 full-time equivalent employees. The Bank employed 2,662 persons and nonbank subsidiaries employed 328 persons. None are represented by any collective bargaining agreements and relations with employees are considered excellent.

MONETARY POLICY AND ECONOMIC CONDITIONS -

The earnings and growth of the Corporation are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Federal Reserve Board. The

Federal Reserve Board implements national monetary policy by its open market operations in United States Government securities, control of the discount rate, and establishment of reserve requirements against both member and nonmember financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits as well as the rates earned on loans, or paid on deposits.

It is not possible to predict the effect of future changes in monetary policies upon the operating results of the Corporation.

COMPETITION -

Competition in the financial services industry in Hawaii is intense. Hawaii-based commercial banks, savings institutions, financial services loan companies and credit unions compete against one another. Based upon the latest available figures, total deposits of all financial institutions in Hawaii as of September 30, 1995 amounted to approximately $22 billion. The two largest bank holding companies, Bancorp Hawaii, Inc. and the Corporation, accounted for 27% and 19% of total deposits (including domestic, foreign and public deposits), respectively. The next largest competitors were American Savings Bank, F.S.B. and Bank of America, F.S.B., with 10% and 7%, respectively, of total deposits. In addition, out-of-state mutual funds, insurance companies, brokerage firms and other financial services providers also compete for consumer and commercial business in Hawaii.

Foreign (non-Hawaii) banks and other financial institutions are able to make loans in Hawaii through Edge Act subsidiaries, finance and mortgage company subsidiaries and by loan participations with local banks. United States domestic banks and other financial institutions may make loans directly in Hawaii by qualifying as "foreign lenders" in Hawaii. Foreign banks currently conduct various banking activities in Hawaii, except for retail deposit-taking. Banks and bank holding companies organized under the laws of Pacific Ocean jurisdictions with United States dollar-based economies may acquire Hawaii banks or establish branches in Hawaii, although none have done so to date. Banks and similar financial institutions of countries other than the United States may and do have representative offices or agencies in Hawaii. Under the rules of the Office of Thrift Supervision (the "OTS"), federally-chartered savings associations may open branches in, or merge with another savings association located in, any state (including Hawaii), subject to certain conditions.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies, effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Hawaii State Legislature has not taken any action on the opt-out or early opt-in elections. The effect of the new law may be to increase competition within the markets in which the Corporation now operates, although the Corporation cannot predict whether and to what extent competition will increase in these markets.

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

As a holding company, the principal source of the Corporation's cash revenue has been dividends and interest received from the Bank and other subsidiaries of the Corporation. Under Hawaii law, the Bank is prohibited from declaring or paying any dividends in excess of its retained earnings. Pioneer and Creditcorp are also subject to regulatory limitations on the amount of dividends they may declare and pay. At December 31, 1995, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $316.0 million. There are also statutory limits on the transfer of funds to the Corporation and certain of its nonbanking subsidiaries by the Bank, Pioneer or Creditcorp, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Corporation or any such nonbanking subsidiary are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Pioneer and Creditcorp are subject to comparable limitations. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

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

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. A central feature of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") is the requirement that the federal banking agencies take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital levels applicable to such institutions (including the Bank, Pioneer and Creditcorp):
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA, a depository institution is "well capitalized" if it has
(i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A depository institution is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMEL rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 1995, all of the Corporation's subsidiary depository institutions were "well capitalized".

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Effective January 1, 1996, depository institutions insured by the BIF which are ranked in the top risk classification category are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance while all other banks are required to pay premiums ranging from .03% to .30% of domestic deposits. Depository institutions insured by the SAIF will continue to be assessed at rates ranging from .23% to .31% of domestic deposits, depending upon their risk classification. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

Because of the disparity between assessment rates for BIF and SAIF insured institutions, and because the SAIF has been unable to attain its statutorily mandated reserve ratio of 1.25% of insured deposits, Congress has considered proposals to require all SAIF member institutions to pay a one-time special assessment (currently estimated to be approximately 80 - 85 basis points of insured deposits) which would be sufficient to bring the reserve ratio of the SAIF to the statutorily mandated level. Legislation providing for a recapitalization of the SAIF by means of such a special assessment was passed by Congress in late 1995, but vetoed by the President for reasons unrelated to the SAIF recapitalization. The Corporation cannot predict at this time whether or when legislation will be adopted to recapitalize the SAIF or what the terms of such legislation will be.

CAPITAL REQUIREMENTS. The Corporation and certain of its subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 35) in the Financial Review section of the Corporation's Annual Report 1995, and is incorporated herein by reference thereto.

FDICIA required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On December 15, 1994, the federal banking agencies adopted amendments to their respective risk-based capital requirements that explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy.
The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors. On August 2, 1995, the federal banking agencies published amendments to their risk-based capital rules that, effective September 1, 1995, include interest rate risk as a qualitative factor to be considered in assessing capital adequacy.
Concurrent with the publication of the amendments, the federal banking agencies proposed a system for measuring interest rate risk and announced their intention, after a trial period to evaluate the reliability and accuracy of the proposed system, to initiate a rulemaking process for the purpose of amending the risk-based capital rules to include an explicit capital charge for interest rate risk that will be based upon the level of a bank's measured interest rate risk exposure.

On July 14, 1995, the federal banking regulators issued a proposal to amend their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. Under the proposal, banks with relatively large trading activities would calculate their capital charges for market risk using their own internal value-at-risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. The effect of the proposed rules would be that, in addition to existing capital requirements for credit risk, certain institutions would be required to hold capital based on the measure of their market risk exposure. These institutions would be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The proposed rule would go into effect at the end of 1997.

STATISTICAL DISCLOSURES -

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures to be included in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission. Except for the Schedule of Investment Securities by Book Value on the following page, the balance of the statistical information required is presented in the tables shown below in the Corporation's Annual Report 1995, which tables are incorporated herein by reference thereto. The tables and information contained therein have been prepared by the Corporation and have not been audited or reported upon by the Corporation's independent accountants.

Information in response to the following applicable sections of Guide 3 is included in the Financial Review section of the Corporation's Annual Report 1995, and is incorporated herein by reference thereto:

                                                                                                          PAGE NUMBERS IN
                                                                                                        -------------------
                                                                                                        FIRST HAWAIIAN, INC.
                                                                                                         ANNUAL REPORT 1995
                                          DISCLOSURE REQUIREMENTS                                            (EXHIBIT 13)
                                          -----------------------                                       --------------------
                   I.    Distribution of Assets, Liabilities and Stockholders' Equity;
                         Interest Rates and Interest Differential -
                         A. Average balance sheets                                                             23 - 24
                         B. Analysis of net interest earnings                                                  23 - 24
                         C. Dollar amount of change in interest income and interest expense                      25

                  II.    Investment Portfolio -
                         B. Investment securities by maturities and weighted average yields                      37
                         C. Investment securities in excess of 10% of stockholders' equity                       46

                 III.    Loan and Lease Portfolio -
                         A. Types of loans and leases                                                            30
                         B. Maturities and sensitivities of loans to changes in interest rates                 31, 34
                         C. Risk elements
                            1.  Nonaccrual, past due and restructured loans and leases                       31 - 32, 43
                            2.  Foreign outstandings                                                             53
                            3.  Loan concentrations                                                            30 - 31

                  IV.    Summary of Loan and Lease Loss Experience -
                         A. Analysis of loss experience                                                      26 - 27, 44
                         B. Breakdown of the allowance for loan and lease losses                                 28

                   V.    Deposits -
                         A. Average amount and average rate paid on deposits                                     32
                         D. Maturity distribution of domestic time certificates of deposits
                            of $100,000 or more                                                                  32
                         E. Time certificates of deposit in denominations of $100,000 or more
                            issued by foreign offices                                                            48

                  VI.    Return on Equity and Assets                                                             20

                 VII.    Short-Term Borrowings                                                                   48

II.  INVESTMENT SECURITIES PORTFOLIO

Table I presents Item II.A of Guide 3, the book value of investment securities, by the following major categories at year-end for the years indicated.


                     FIRST HAWAIIAN, INC. AND SUBSIDIARIES
                                    TABLE I
                SCHEDULE OF INVESTMENT SECURITIES BY BOOK VALUE

                                                                            DECEMBER 31,
                                                           ----------------------------------------------
                                                            1995                 1994               1993
                                                           ------               ------             ------
                                                                            (in millions)
 U.S. Treasury and other U.S. Government
 agencies and corporations                                 $  859               $  844             $  918

 States and political subdivisions                             55                  166                204

 Other                                                        261                  138                108
                                                           ------               ------             ------
                           Total                           $1,175               $1,148             $1,230
                                                           ======               ======             ======

ITEM 2.  PROPERTIES

A subsidiary of the Bank is the sole general partner in a Hawaii limited partnership which owns all of a city block in downtown Honolulu containing 55,775 square feet. The Bank's interest in the limited partnership is 99.25%. The administrative headquarters of the Corporation and the main branch of the Bank were formerly located on a portion of the city block. The buildings were demolished and the Bank has begun construction of a modern banking center on this city block. The new headquarters building will include 418,000 square feet of gross office space, including the Bank's main branch and administrative headquarters of the Corporation and the Bank. The new building is anticipated to be completed in 1996. Information about the lease financing of the new headquarters building is included in "Note 15. Lease Commitments" (page 53) in the Financial Review section of the Corporation's Annual Report 1995, which is incorporated herein by reference thereto. Commencing in March 1993, the Bank leased approximately 119,000 square feet in another office building for use as an interim administrative headquarters and main branch until completion of the new structure. The interim office building is approximately a block and a half from the old administrative headquarters and main branch.

Seventeen of the Bank's offices in Hawaii are located on land owned in fee simple by the Bank. The other branches of the Bank, Pioneer and Creditcorp are situated in leasehold premises or in buildings constructed by the Bank or Creditcorp on leased land (see "Note 15. Lease Commitments" (pages 53 through
54) in the Financial Review section of the Corporation's Annual Report 1995, which is incorporated herein by reference thereto). In early 1993, the Bank completed construction of an operations center located on 125,919 square feet of land owned in fee simple by the Bank in an industrial area near downtown Honolulu. The Bank occupies all of the four-story building.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Corporation with their positions, age and business experience during the past five years:

                                                                             BUSINESS EXPERIENCE DURING LAST 5 YEARS
                                                                             (ALL WITH THE CORPORATION AND THE BANK
                                   OFFICER              AGE                       EXCEPT AS OTHERWISE INDICATED)
                 ----------------------------------     ---      ---------------------------------------------------------------
                 Walter A. Dods, Jr.                     54      Chairman of the Board and Chief Executive Officer of the
                   Chairman, Chief Executive                     Corporation since 1989; President of the Corporation from 1989
                   Officer and Director                          -1991; Executive Vice President of the Corporation from 1982 -
                                                                 1989; Director of the Corporation since 1983; Chairman of the
                                                                 Board and Chief Executive Officer of the Bank since 1989;
                                                                 President of the Bank from 1984 - 1989; Director of the Bank since 1979.  Mr. Dods has been with the Bank since 1968.

                 John K. Tsui                            57      President and Director of the Corporation since April and July
                   President and Director                        1995, respectively; Director, President and Chief Operating
                                                                 Officer of the Bank since July 1994; Director, Chairman and
                                                                 Chief Executive Officer of FHL since December 1994.  Mr. Tsui was Executive Vice President of Bancorp Hawaii, Inc. from 1986
                                                                 - June 1994 and was Vice Chairman of Bank of Hawaii from 1989
                                                                 - June 1994.  Mr. Tsui was with Bancorp Hawaii, Inc. from 1984
                                                                 - June 1994.

                 Donald G. Horner                        45      Executive Vice President of the Corporation since 1989; Vice
                   Executive Vice President                      President of the Corporation from 1987 - 1989; Vice Chairman of the Bank since July 1994; Executive Vice President of the
                                                                 Bank from 1993 - 1994; Chairman of Creditcorp since 1993;
                                                                 Chairman and Chief Executive Officer of Creditcorp from 1992 -
                                                                 1993; Director of Creditcorp since 1985; President of
                                                                 Creditcorp from 1985 - 1992; Director of FHL since 1983;
                                                                 President of FHL from 1985 - 1994.  Mr. Horner has been with the Bank since 1978.

                 Howard H. Karr                          53      Executive Vice President and Treasurer of the Corporation
                   Executive Vice President and                  since 1990; Vice President and Treasurer of the Corporation
                   Treasurer                                     from 1978 - 1990; Vice Chairman, Chief Financial Officer and
                                                                 Treasurer of the Bank since September 1993; Vice Chairman and
                                                                 Chief Financial Officer of the Bank from 1992 - 1993;
                                                                 Executive Vice President and Chief Financial Officer of the
                                                                 Bank from 1989 - 1991; Senior Vice President and Controller of the Bank from 1979 - 1989.  Mr. Karr has been with the Bank since 1973.


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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Required information is included in "Common Stock Information" (page 19) in the Financial Review section of the Corporation's Annual Report 1995, and is incorporated herein by reference thereto.

ITEM 6.  SELECTED FINANCIAL DATA

Required information is included in "Summary of Selected Consolidated Financial Data" (page 20) in the Financial Review section of the Corporation's Annual Report 1995, and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 21 through 35) in the Financial Review section of the Corporation's Annual Report 1995, and is incorporated herein by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in the Financial Review section of the Corporation's Annual Report 1995, which is incorporated herein by reference thereto as follows:

                                                                                                       PAGE NUMBER
                                                                                                       -----------
                      Report of Independent Accountants                                                     38
                      First Hawaiian, Inc. and Subsidiaries:
                           Consolidated Balance Sheets at December 31, 1995 and 1994                        39
                           Consolidated Statements of Income for the years ended
                               December 31, 1995, 1994 and 1993                                             40
                           Consolidated Statements of Changes in Stockholders' Equity
                               for the years ended December 31, 1995, 1994 and 1993                         41
                           Consolidated Statements of Cash Flows for the years ended
                               December 31, 1995, 1994 and 1993                                             42
                      First Hawaiian, Inc. (Parent Company):
                           Balance Sheets at December 31, 1995 and 1994                                     56
                           Statements of Income for the years ended December 31, 1995,
                               1994 and 1993                                                                56
                           Statements of Changes in Stockholders' Equity for the
                               years ended December 31, 1995, 1994 and 1993                                 41
                           Statements of Cash Flows for the years ended December 31, 1995,
                               1994 and 1993                                                                57
                      Notes to Financial Statements                                                      43 - 57
                      Summary of Quarterly Financial Data (Unaudited)                                       36
                      Supplementary Data                                                                    37


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information relating to directors is included in "Election of Directors" and "Directors Continuing in Office and Executive Officers" (pages 3 through 8) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto. Required information relating to executive officers is included in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

Required information is included in "Compensation of Directors" and "Executive Compensation" (pages 8 through 20) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                              PAGE NUMBER IN
                                                                                                              ---------------
                                                                                                              FIRST HAWAIIAN,
                                                                                                                INC. ANNUAL
                                                                                                                REPORT 1995
                                                                                                               (EXHIBIT 13)
                                                                                                              ---------------
(a)    1.    Financial Statements

             The following financial statements are incorporated by reference in Part II
             (Item 8) of this Form 10-K:

             Report of Independent Accountants                                                                      38
             First Hawaiian, Inc. and Subsidiaries:
                  Consolidated Balance Sheets at December 31, 1995 and 1994                                         39
                  Consolidated Statements of Income for the
                        years ended December 31, 1995, 1994 and 1993                                                40
                  Consolidated Statements of Changes in Stockholders' Equity
                        for the years ended December 31, 1995, 1994 and 1993                                        41
                  Consolidated Statements of Cash Flows for the
                        years ended December 31, 1995, 1994 and 1993                                                42
             First Hawaiian, Inc. (Parent Company):
                  Balance Sheets at December 31, 1995 and 1994                                                      56
                  Statements of Income for the years ended
                        December 31, 1995, 1994 and 1993                                                            56
                  Statements of Changes in Stockholders' Equity for the
                        years ended December 31, 1995, 1994 and 1993                                                41
                  Statements of Cash Flows for the years ended
                        December 31, 1995, 1994 and 1993                                                            57
             Notes to Financial Statements                                                                        43 - 57

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

                        (viii)      First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of
                                    January 1, 1996.

                          (ix)      First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1996.

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

             Exhibit 13             Annual report to security holders - Corporation's Annual Report 1995.

             Exhibit 21             Subsidiaries of the registrant.

             Exhibit 27             Financial data schedule.

(b)          Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the fiscal year ended
             December 31, 1995.

(c)          The exhibits listed in Item 14(a)3 are incorporated by reference or attached hereto.

(d)          Response to this item is the same as Item 14(a)2.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST HAWAIIAN, INC.
                                            (Registrant)




                                       By      /s/ HOWARD H. KARR
                                          --------------------------------------
                                                   HOWARD H. KARR
                                          EXECUTIVE VICE PRESIDENT AND TREASURER




Date:   March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ WALTER A. DODS, JR.                                                Chairman,                        March 21, 1996
----------------------------------------------------            Chief Executive Officer            -------------------------
                     Walter A. Dods, Jr.                              & Director                             Date


/s/ JOHN W. A. BUYERS                                                  Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     John W. A. Buyers                                                                       Date

/s/ JOHN C. COUCH                                                      Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     John C. Couch                                                                           Date

/s/ JULIA ANN FROHLICH                                                 Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Julia Ann Frohlich                                                                      Date

/s/ PAUL MULLIN GANLEY                                                 Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Paul Mullin Ganley                                                                      Date

/s/ DAVID M. HAIG                                                      Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     David M. Haig                                                                           Date

/s/ JOHN A. HOAG                                                       Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     John A. Hoag                                                                            Date

/s/ BERT T. KOBAYASHI, JR.                                             Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Bert T. Kobayashi, Jr.                                                                  Date

/s/ RICHARD T. MAMIYA                                                  Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Richard T. Mamiya                                                                       Date

/s/ FUJIO MATSUDA                                                      Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Fujio Matsuda                                                                           Date

/s/ RODERICK F. McPHEE                                                 Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Roderick F. McPhee                                                                      Date

/s/ GEORGE P. SHEA, JR.                                                Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     George P. Shea, Jr.                                                                     Date

/s/ JOHN K. TSUI                                                       President                        March 21, 1996
----------------------------------------------------                  & Director                   -------------------------
                     John K. Tsui                                                                          Date

/s/ FRED C. WEYAND                                                     Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Fred C. Weyand                                                                          Date

/s/ ROBERT C. WO                                                       Director                         March 21, 1996
----------------------------------------------------                                               -------------------------
                     Robert C. Wo                                                                            Date

/s/ HOWARD H. KARR                                             Executive Vice President                 March 21, 1996
----------------------------------------------------                  & Treasurer                  -------------------------
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

                            (viii)         First Hawaiian, Inc. Supplemental Executive Retirement Plan, as
                                           amended and restated as of January 1, 1996.

                              (ix)         First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1996.

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

                       12                  Statement re:  computation of ratios.

                       13                  Annual report to security holders - Corporation's Annual Report
                                           1995.

                       21                  Subsidiaries of the registrant.


                       27                  Financial data schedule.