Form 10-Q
period 1996-03-31
FIRST HAWAIIAN INC
filed 1996-05-14
CIK 36377

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                              --------------------

                                   FORM 10-Q

         (Mark One)
           x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                       OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from . . . . . . . to . . . . . . . .

                         Commission file number 0-7949

                              --------------------

                              FIRST HAWAIIAN, INC.
            (Exact name of registrant as specified in its charter)

                              --------------------

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

                              --------------------



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
                            Yes  X              No
                                ---                ---

  The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996 was:


                 Class                               Outstanding
     ------------------------------               ------------------
     Common Stock, $5 Par Value                   31,127,897 Shares


===============================================================================

Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                               Page
                                                                                                         ----

          Consolidated Balance Sheets at March 31, 1996, December 31, 1995
                and March 31, 1995                                                                         2
          Consolidated Statements of Income for the three months ended March 31, 1996
                and 1995                                                                                   3
          Consolidated Statements of Cash Flows for the three months ended
                March 31, 1996 and 1995                                                                    4
          Consolidated Statements of Changes in Stockholders' Equity for the
                three months ended March 31, 1996 and 1995                                                 5
          Notes to Consolidated Financial Statements                                                     5 - 6


Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               7 - 17

PART II.        OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                18

SIGNATURES                                                                                                19

EXHIBIT INDEX

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                             MARCH 31,          December 31,          March 31,
                                                           ------------       ---------------        ----------
                                                               1996                1995                 1995
                                                           ------------       ---------------        ----------
                                                                               (in thousands)
ASSETS

Interest-bearing deposits in other banks                   $    206,670       $    244,570        $      8,770

Federal funds sold and securities purchased
    under agreements to resell                                  162,000            169,803             285,904

Investment securities:

    Held-to-maturity (fair value of $817,206)                        --                 --             823,649

    Available-for-sale                                        1,098,091          1,175,293             161,877

Loans and leases:

    Loans and leases                                          5,206,288          5,259,545           5,713,570

    Less allowance for loan and lease losses                     79,585             78,733              61,236
                                                           ------------       ------------        ------------
Net loans and leases                                          5,126,703          5,180,812           5,652,334
                                                           ------------       ------------        ------------
Total earning assets                                          6,593,464          6,770,478           6,932,534

Cash and due from banks                                         329,951            304,051             267,313

Premises and equipment                                          241,800            241,987             245,320

Customers' acceptance liability                                     695              1,995               2,107

Core deposit premium                                             16,092             16,665              13,312

Goodwill                                                         74,410             75,309              77,993

Other assets                                                    170,317            154,024             164,848
                                                           ------------       ------------        ------------
TOTAL ASSETS                                               $  7,426,729       $  7,564,509        $  7,703,427
                                                           ============       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

    Noninterest-bearing demand                             $    817,220       $    913,228        $    833,175

    Interest-bearing demand                                   1,130,067          1,073,136           1,128,513

    Savings                                                   1,106,610          1,147,997           1,155,446

    Time                                                      1,990,851          1,927,011           1,640,479

    Foreign                                                     242,392            296,941             467,543
                                                           ------------       ------------        ------------
Total deposits                                                5,287,140          5,358,313           5,225,156

Short-term borrowings                                         1,013,178          1,083,179           1,395,182

Acceptances outstanding                                             695              1,995               2,107

Other liabilities                                               226,736            232,733             214,738

Long-term debt                                                  241,751            238,752             228,283
                                                           ------------       ------------        ------------
Total liabilities                                             6,769,500          6,914,972           7,065,466
                                                           ------------       ------------        ------------
Stockholders' equity:

    Common stock                                                162,713            162,713             162,713

    Surplus                                                     133,933            133,925             133,820

    Retained earnings                                           396,999            385,976             355,675

    Unrealized valuation adjustment                               2,371              5,489                (197)

    Treasury stock                                              (38,787)           (38,566)            (14,050)
                                                           ------------       ------------        ------------
Total stockholders' equity                                      657,229            649,537             637,961
                                                           ------------       ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,426,729       $  7,564,509        $  7,703,427
                                                           ============       ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                         THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------------------
                                                                    1996                             1995
                                                               ----------------               -----------------
                                                               (in thousands, except shares and per share data)

INTEREST INCOME
Interest and fees on loans                                     $        110,252               $         118,656
Lease financing income                                                    2,837                           3,592
Interest on investment securities:
 Taxable interest income                                                 16,798                          11,360
 Exempt from Federal income taxes                                           860                           1,654
Other interest income                                                     5,032                           3,332
                                                               ----------------               -----------------
Total interest income                                                   135,779                         138,594
                                                               ----------------               -----------------
INTEREST EXPENSE
Deposits                                                                 42,049                          42,149
Short-term borrowings                                                    13,834                          20,513
Long-term debt                                                            3,876                           3,179
                                                               ----------------               -----------------
Total interest expense                                                   59,759                          65,841
                                                               ----------------               -----------------
Net interest income                                                      76,020                          72,753
Provision for loan and lease losses                                       3,322                           3,340
                                                               ----------------               -----------------
Net interest income after provision for
 loan and lease losses                                                   72,698                          69,413
                                                               ----------------               -----------------
NONINTEREST INCOME
Trust income                                                              6,497                           6,354
Service charges on deposit accounts                                       5,986                           6,306
Other service charges and fees                                            9,817                           8,254
Securities gains, net                                                        20                               1
Other                                                                     1,648                           2,068
                                                               ----------------               -----------------
Total noninterest income                                                 23,968                          22,983
                                                               ----------------               -----------------
NONINTEREST EXPENSES
Salaries and wages                                                       24,194                          23,227
Employee benefits                                                         9,178                           7,234
Occupancy expense                                                         6,445                           6,426
Equipment expense                                                         5,481                           6,386
Other                                                                    22,108                          20,072
                                                               ----------------               -----------------
Total noninterest expenses                                               67,406                          63,345
                                                               ----------------               -----------------
Income before income taxes                                               29,260                          29,051
Income taxes                                                              9,057                          10,281
                                                               ----------------               -----------------
NET INCOME                                                     $         20,203               $          18,770
                                                               ================               =================
PER SHARE DATA
NET INCOME                                                     $            .65               $             .59
                                                               ================               =================
CASH DIVIDENDS                                                 $           .295               $            .295
                                                               ================               =================
AVERAGE SHARES OUTSTANDING                                           31,119,485                      32,021,262
                                                               ================               =================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                         THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------------------
                                                                    1996                               1995
                                                               ----------------                  ---------------
                                                                                (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                   $        304,051                  $       262,894
                                                               ----------------                  ---------------
Cash flows from operating activities:

 Net income                                                              20,203                           18,770

 Adjustments to reconcile net income to net cash provided by operating activities:

   Provision for loan and lease losses                                    3,322                            3,340

   Depreciation and amortization                                          8,094                            6,757

   Income taxes                                                           8,314                            8,265

   Decrease (increase) in interest receivable                             4,036                           (3,333)

   Increase (decrease) in interest payable                               (6,427)                           7,921

   Decrease in prepaid expenses                                             114                            1,304

   Other                                                                (27,428)                         (42,084)
                                                               ----------------                  ---------------
Net cash provided by operating activities                                10,228                              940
                                                               ----------------                  ---------------
Cash flows from investing activities:

 Net decrease in interest-bearing deposits
   in other banks                                                        37,900                            2,900

 Net decrease (increase) in Federal funds sold and securities
   purchased under agreements to resell                                   7,803                         (105,904)

 Purchase of held-to-maturity investment securities                          --                          (44,031)

 Proceeds from maturity of held-to-maturity
   investment securities                                                     --                          216,269

 Purchase of available-for-sale investment securities                  (168,232)                         (10,962)

 Proceeds from maturity of available-for-sale
   investment securities                                                240,257                            1,077

 Net decrease (increase) in loans and leases
   to customers                                                          50,059                         (183,860)

 Capital expenditures                                                    (3,247)                          (4,579)

 Other                                                                   (1,300)                          (5,103)
                                                               ----------------                  ---------------
Net cash provided by (used in) investing activities                     163,240                         (134,193)
                                                               ----------------                  ---------------
Cash flows from financing activities:

 Net increase (decrease) in deposits                                    (71,173)                          72,943

 Net increase (decrease) in short-term borrowings                       (70,001)                          65,366

 Proceeds from long-term debt                                             3,000                            8,955

 Payments on long-term debt                                                  (1)                              (3)

 Cash dividends paid                                                     (9,180)                          (9,434)

 Repurchased common stock                                                  (213)                            (155)
                                                               ----------------                  ---------------
Net cash provided by (used in) financing activities                    (147,568)                         137,672
                                                               ----------------                  ---------------
CASH AND DUE FROM BANKS AT END OF PERIOD                       $        329,951                  $       267,313
                                                               ================                  ===============
Supplemental disclosures:

 Interest paid                                                 $         66,186                  $        57,920
                                                               ================                  ===============
 Net income taxes paid                                         $            743                  $         2,016
                                                               ================                  ===============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                              THREE MONTHS ENDED MARCH 31,
                                    -------------------------------------------------
                                         1996                              1995
                                    ----------------                -----------------
                                                     (in thousands)
BALANCE, BEGINNING OF PERIOD        $        649,537                 $        627,944
Net income                                    20,203                           18,770

Purchase of treasury stock                      (213)                            (155)
Unrealized valuation adjustment               (3,118)                             836
Cash dividends paid                           (9,180)                          (9,434)
                                    ----------------                 ----------------
BALANCE, END OF PERIOD              $        657,229                 $        637,961
                                    ================                 ================


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1. BASIS OF PRESENTATION
      The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries; Pioneer Federal Savings Bank and its wholly-owned subsidiary; First Hawaiian Creditcorp, Inc.; First Hawaiian Leasing, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
      Certain amounts in the consolidated financial statements for 1995 have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.
      In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

2. ACCOUNTING CHANGES
      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. SFAS No. 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.
      Effective January 1, 1995, the Company adopted SFAS No. 114,
"Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not result in additional provisions for loan and lease losses primarily because the majority of impaired loan valuations continue to be based on the fair value of the collateral.
      The provision for loan and lease losses charged to expense is based upon the Company's historical loss experience and estimates of future loan and lease losses in the current loan and lease portfolio, including the evaluation of impaired loans in accordance with SFAS No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the collateral. Impairment losses are included in the provision for loan and lease losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt structuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans and residential real estate loans, and are not included in the data that follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

        The following table summarizes impaired loan information as of March 31, 1996:

                                                                      (in thousands)
               Impaired loans                                             $78,334
               Impaired loans with related allowance for loan and
                 lease losses calculated under SFAS No. 114                48,975


Interest payments on impaired loans are applied to principal.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

The Company recorded consolidated net income for the first quarter of 1996 of $20,203,000 compared to $18,770,000 for the first quarter of 1995, an increase of 7.6%. On a per share basis, consolidated net income for the first quarter of 1996 was $.65, an increase of 10.2% over the same period in 1995. The proportionately greater increase in earnings per share was attributable to the fewer average number of shares outstanding in 1996 as compared to 1995, as a result of the Company's stock repurchase plan which authorized the total repurchase of up to 1.6 million shares, or five percent of the Company's approximately 31 million shares outstanding.

On an annualized basis, the Company's return on average total assets for the first quarter of 1996 was 1.11% compared to 1.00% for the same period in 1995 and return on average stockholders' equity was 12.44% compared to 12.07% for the same period in 1995. The increase in return on average total assets was primarily attributable to the increase in earnings, coupled with a 3.3% decrease in average total assets. The increase in return on average stockholders' equity was due to the increase in earnings and the stock repurchase plan previously discussed.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $2,265,000, or 3.0%, to $76,606,000 for the three months ended March 31, 1996, up from $74,341,000 for the same period in 1995. The net interest margin was 4.58% for the first quarter of 1996, up 24 basis points (1% equals 100 basis points) over the first quarter of 1995. Both the yield on average earning assets and rate paid on funding sources decreased during the first quarter of 1996 as compared with the same period in 1995 due to a lower interest rate environment.
However, the 27 basis point decrease in the rate paid on funding sources outpaced the decrease in the yield on average earning assets of 3 basis points, resulting in a favorable impact on the net interest margin. The decrease in the rate paid on funding sources was due to interest rate swaps designed to mitigate the impact on the net interest margin from declining interest rates.

Average earning assets decreased by $219,542,000, or 3.2%, for the first quarter compared to the same period in 1995. In the second quarter of 1995, the Company securitized approximately $490,000,000 of adjustable rate mortgage loans with the Federal National Mortgage Association ("FNMA") in an effort to increase its funding capacity and liquidity. The securities backed by these loans are held by the Company and were reclassified to the investment security portfolio. The investment security portfolio reflected an increase of only $53,174,000 over the same period in 1995 despite the reclassification of the securitized loans. The investment portfolio was allowed to run-off as securities matured since the securitized loans provided the necessary collateral for public deposits. This accounts for the decline in average earning assets for the quarter compared to the same period in 1995. In addition, the increase in the overall yield on the investment security portfolio, compared to the first quarter of 1995, was primarily attributable to the higher percentage of mortgage pass-through certificates in the portfolio.

Excluding the effect of such securitization, average loans and leases for the first quarter of 1996 reflected a slight increase over the same period in 1995. The Company continues its efforts to diversify the loan portfolio, both geographically and by industry. Also, the mix of average earning assets continues to change (excluding the effect of the loan securitization), with higher-yielding average loans and leases representing 83.4% of average earning assets for the first quarter of 1996, as compared to 81.0% for the same period in 1995.

Average interest-bearing deposits and liabilities decreased by $263,720,000, or 4.4%, for the first quarter of 1996, as compared to the same period in 1995.
As a result of depositors seeking higher yields, the mix of average interest-bearing deposits and liabilities changed with higher-yielding average time deposits representing 37.0% of average interest-bearing deposits and liabilities for the first quarter of 1996, up from 31.3% for the same period in 1995.

The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 1996 and 1995) to make them comparable with taxable items before any income taxes are applied.

                                                             THREE MONTHS ENDED MARCH 31,
                                      -----------------------------------------------------------------------
                                                       1996                                  1995
                                      ---------------------------------     ---------------------------------
                                                     INTEREST                              Interest
                                        AVERAGE       INCOME/   YIELD/       Average        Income/    Yield/
                                        BALANCE       EXPENSE   RATE(1)      Balance        Expense   Rate(1)
                                       ---------     ---------  -------      --------      ---------  -------
                                                                (dollars in thousands)

   ASSETS

Earning assets:
 Interest-bearing deposits
   in other banks                     $    207,550  $    2,898   5.62%      $     10,462   $     154    5.97%
 Federal funds sold and
   securities purchased
   under agreements to resell              155,403       2,134   5.52            231,406       3,180    5.57
 Investment securities                   1,134,107      18,103   6.42          1,080,933      14,441    5.42
 Loans and leases(2),(3)                 5,232,681     113,230   8.70          5,626,482     122,407    8.82
                                      ------------  ----------              ------------   ---------

   Total earning assets                  6,729,741     136,365   8.15          6,949,283     140,182    8.18
                                                    ----------                             ---------

Nonearning assets                          618,078                               649,988
                                      ------------                          ------------

   Total assets                       $  7,347,819                          $  7,599,271
                                      ============                          ============

   LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits
 and liabilities:
 Deposits                             $  4,392,395  $   42,048   3.85%      $  4,324,658   $  42,149    3.95%
 Short-term borrowings                   1,045,268      13,834   5.32          1,399,720      20,513    5.94
 Long-term debt                            246,817       3,877   6.32            223,822       3,179    5.76
                                      ------------  ----------              ------------   ---------

   Total interest-bearing
     deposits and liabilities            5,684,480      59,759   4.23          5,948,200      65,841    4.49
                                                    ----------   ----                      ---------    ----

   Interest rate spread                                          3.92%                                  3.69%
                                                                 ====                                   ====

Noninterest-bearing demand
 deposits                                  830,951                               829,667
Other liabilities                          179,069                               190,889
                                      ------------                          ------------

   Total liabilities                     6,694,500                             6,968,756

Stockholders' equity                       653,319                               630,515
                                      ------------                          ------------

   Total liabilities and
     stockholders' equity             $  7,347,819                          $  7,599,271
                                      ============                          ============

   Net interest income and
     margin on earning assets                           76,606   4.58%                        74,341    4.34%
                                                                 ====                                   ====

Tax equivalent adjustment                                  586                                 1,588
                                                    ----------                             ---------

   Net interest income                              $   76,020                             $  72,753
                                                    ==========                             =========



(1)  Annualized.
(2) Nonaccruing loans and leases have been included in computations of average loan and lease balances.
(3) Interest income for loans and leases included loans fees of $5,618 and $5,915 for 1996 and 1995, respectively.

INVESTMENT SECURITIES

Comparative book and fair values of held-to-maturity investment securities at March 31, 1995 were as follows:

                                                                    March 31,
                                                                      1995
                                                                    --------
                                                                 (in thousands)
                        Book value                                $   823,649

                        Unrealized gains                                2,243

                        Unrealized losses                              (8,686)
                                                                  -----------

                        Fair value                                $   817,206
                                                                  ===========

In December 1995, the Company made a one-time reclassification of its investment securities portfolio from held-to-maturity to available-for-sale as allowed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The following table presents the amortized cost and fair values of available-for-sale investment securities for the periods indicated:

                                      MARCH 31,             December 31,            March 31,
                                         1996                   1995                  1995
                                    -------------          -------------          -------------
                                                           (in thousands)
        Amortized cost              $   1,094,152          $   1,166,178          $    162,205

        Unrealized gains                    5,311                  9,920                    43

        Unrealized losses                  (1,372)                  (805)                 (371)
                                    -------------          -------------          ------------

        Fair value                  $   1,098,091          $   1,175,293          $    161,877
                                    =============          =============          ============

Gross realized gains and losses for the three months ended March 31, 1996 and 1995 were as follows:

                                                1996                   1995
                                                ----                   ----
                                                          (in thousands)
         Realized gains                      $      29             $       3

         Realized losses                            (9)                   (2)
                                             ---------             ---------

         Securities gains, net               $      20             $       1
                                             =========             =========

Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at March 31, 1996, December 31, 1995 and March 31, 1995:

                                     MARCH 31, 1996         December 31, 1995           March 31, 1995
                                   -------------------     -------------------        -------------------
                                    AMOUNT        %          Amount        %           Amount         %
                                   --------     -----      ----------    -----        --------      -----
                                                           (dollars in thousands)
Commercial, financial
and agricultural                 $1,303,453     25.0%      $1,315,736    25.0%       $1,461,574     25.6%


Real estate:

    Commercial                    1,065,006     20.5          996,715    18.9           947,867     16.6

    Construction                    204,052      3.9          256,943     4.9           308,521      5.4

    Residential:

         Insured, guaranteed
         or conventional          1,298,390     24.9        1,334,063    25.4         1,671,164     29.2

         Home equity
         credit lines               420,711      8.1          432,229     8.2           384,332      6.8
                                  ---------     ----       ----------    ----         ---------    -----


         Total real estate loans  2,988,159     57.4        3,019,950    57.4         3,311,884     58.0
                                  ---------     ----       ----------    ----         ---------    -----

Consumer                            477,082      9.2          473,909     9.0           465,534      8.1

Lease financing                     224,259      4.3          241,721     4.6           228,859      4.0

Foreign                             213,335      4.1          208,229     4.0           245,719      4.3
                                  ---------     ----       ----------    ----         ---------    -----

         Total loans and leases   5,206,288    100.0%       5,259,545   100.0%        5,713,570    100.0%
                                               =====                    =====                      =====

Less allowance for loan and
    lease losses                     79,585                    78,733                    61,236
                                  ---------                ----------                ----------

         Total net loans
           and leases            $5,126,703                $5,180,812                $5,652,334
                                  =========                ==========                ==========


The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 1996, total loans and leases were $5,206,288,000, a decrease of 1.0% from December 31, 1995. The decrease was primarily due to paydown of a large real estate - construction loan. In June 1995, the Company securitized $490,000,000 in adjustable rate mortgage loans in an effort to increase its funding capacity and liquidity. These loans were reclassified in the investment securities portfolio at March 31, 1996 and December 31, 1995. If these securitized loans had been included in the loan category at March 31, 1996, total loans and leases at that date would have reflected a slight decrease from March 31, 1995.

Total loans and leases at March 31, 1996, represented 70.1% of total assets, 79.0% of total earning assets and 98.5% of total deposits compared to 69.5% of total assets, 77.7% of total earning assets and 98.2% of total deposits at December 31, 1995.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 1996, commercial real estate loans totalled $1,065,006,000, or 20.5%, of total loans and leases. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $47,541,000 at March 31, 1996, a slight decrease from December 31, 1995. At March 31, 1996, the largest concentration of commercial real estate loans to a single borrower was $34,524,000.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 1996, December 31, 1995 and March 31, 1995 follows:

                                                       MARCH 31,      December 31,      March 31,
                                                         1996             1995            1995
                                                       ---------      ------------      ---------
                                                                  (dollars in thousands)
Nonperforming loans and leases:
    Nonaccrual:
         Commercial, financial and agricultural        $  16,800       $   16,229       $   7,915

         Real estate:
             Commercial                                   36,789           40,664          38,673
             Construction                                  7,544            9,697           2,260
             Residential:
                 Insured, guaranteed, or conventional     12,073           12,238           5,023
                 Home equity credit lines                    694              496             519
                                                       ---------       ----------       ---------

                 Total real estate loans                  57,100           63,095          46,475
                                                       ---------       ----------       ---------

         Consumer                                            377              390             216
         Lease financing                                       8               19             210
                                                       ---------       ----------       ---------

                 Total nonaccrual loans and leases        74,285           79,733          54,816
    Renegotiated:
         Real estate - commercial                          2,500            2,500           2,500
         Commercial, financial and agricultural              628              682              --
                                                       ---------       ----------       ---------

                 Total nonperforming loans and leases     77,413           82,915          57,316

Other real estate owned                                   12,947            9,312           9,082
                                                       ---------       ----------       ---------

                 Total nonperforming assets            $  90,360       $   92,227       $  66,398
                                                       =========       ==========       =========

Loans and leases past due 90 days or more
  and still accruing interest                          $  22,360       $   28,790       $  44,701
                                                       =========       ==========       =========

Nonperforming assets to total loans and leases
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans
         and leases                                        1.73%            1.75%           1.16%
    Including 90 days past due accruing loans
         and leases                                        2.16%            2.30%           1.94%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans
         and leases                                        1.22%            1.22%            .86%
    Including 90 days past due accruing loans
         and leases                                        1.52%            1.60%           1.44%

Nonperforming assets decreased from $92,227,000 at December 31, 1995 to $90,360,000 at March 31, 1996.

The decrease in the nonaccrual real estate - commercial category and corresponding increase in the other real estate owned category were due to the foreclosure of a real estate - commercial loan with a carrying value of $4,064,000 in March 1996. In addition, partial paydowns on two nonaccrual real estate - commercial loans totalling $6,552,000 contributed to the decrease in nonperforming assets.

Loans and leases past due 90 days or more and still accruing interest totalled $22,360,000 at March 31, 1996, a decrease of $6,430,000, or 22.3%, compared to
December 31, 1995. The decrease was primarily due to various loans totalling $6,376,000 which were placed on nonaccrual status at March 31, 1996. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately collateralized and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been adversely affected by the prolonged economic downturn in Hawaii and related weakness in the local real estate market. Although the Company believes that the Hawaii economy has begun to show signs of improvement, and certain local real estate sectors evidence signs of having stabilized, the recovery of the Hawaii economy has been slow and the effects of the economic downturn may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:



                                                         THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------------------------------
                                                    1996                            1995
                                         --------------------------      -------------------------
                                           AVERAGE       AVERAGE             Average      Average
                                           BALANCE       RATE(1)             Balance      Rate(1)
                                         -----------    --------           -----------   ---------
                                                           (dollars in thousands)
  Interest-bearing demand                $  1,125,142     2.60%            $  1,185,041      2.68%
  Savings                                   1,163,995     2.13                1,274,973      3.22
  Time                                      2,103,258     5.47                1,864,644      5.26
                                         ------------                      ------------

    Total interest-bearing deposits         4,392,395     3.85                4,324,658      3.95


  Noninterest-bearing demand                  830,951       --                  829,667        --
                                         ------------                      ------------


        Total deposits                   $  5,223,346     3.24%            $  5,154,325      3.32%
                                         ============                      ============


Average interest-bearing deposits increased $67,737,000, or 1.6%, over the first quarter of 1995. The increase in average interest-bearing deposits was due to the purchase of deposits from a financial services loan company in the fourth quarter of 1995 and various deposit product programs initiated by the Company in the latter part of 1995 and the first quarter of 1996, both of which increased the overall interest rates paid on time certificate of deposits.
With the purchase of deposits and depositors seeking higher yields through the aforementioned deposit product programs, the mix of average interest-bearing deposits changed, with higher yielding average time certificate of deposits representing 47.9% of average interest-bearing deposits in the first quarter of 1996 as compared to 43.1% in the first quarter of 1995.


  (1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------------------
                                                                     1996                         1995
                                                                -------------                 --------------
                                                                          (dollars in thousands)

Loans and leases outstanding (end of period)                   $    5,206,288                 $    5,713,570
                                                               ==============                 ==============

Average loans and leases outstanding                           $    5,232,681                 $    5,626,482
                                                               ==============                 ==============

Allowance for loan and lease losses:
   Balance at beginning of period                              $       78,733                 $       61,250
                                                               --------------                 --------------

   Loans and leases charged off:
       Commercial, financial and agricultural                             418                            833
       Real estate:
          Commercial                                                       46                            596
          Construction                                                     --                            827
          Residential                                                     210                            117
       Consumer                                                         2,462                          1,482
       Foreign                                                             62                             --
                                                               --------------                 --------------

          Total loans and leases charged off                            3,198                          3,855
                                                               --------------                 --------------

   Recoveries on loans and leases previously charged off:
       Commercial, financial and agricultural                              80                             28
       Real estate:
          Commercial                                                        1                              1
          Construction                                                     --                              5
          Residential                                                      53                             17
       Consumer                                                           584                            450
       Lease financing                                                      2                             --
       Foreign                                                              8                             --
                                                               --------------                 --------------
          Total recoveries on loans and leases
            charged off                                                   728                            501
                                                               --------------                 --------------
          Net charge-offs                                               2,470                          3,354
   Provision charged to expense                                         3,322                          3,340
                                                               --------------                 --------------
   Balance at end of period                                    $       79,585                 $       61,236
                                                               ==============                 ==============

Net loans and leases charged off to
   average loans and leases                                              .19%(1)                        .24%(1)
Net loans and leases charged off to
   allowance for loan and lease losses                                 12.48%(1)                      22.21%(1)
Allowance for loan and lease losses to
   total loans and leases (end of period)                               1.52%                          1.07%
Allowance for loan and lease losses to
   nonperforming loans and leases (end of period):
       Excluding 90 days past due accruing loans and leases             1.03X                          1.07x
       Including 90 days past due accruing loans and leases              .80X                           .60x

(1)Annualized.

For the first quarter of 1996, the provision for loan and lease losses was $3,322,000, a decrease of $18,000, or .5%, as compared to the same period in 1995. Net charge-offs for the first quarter of 1996 were $2,470,000, a decrease of $884,000, or 26.4%, compared to the same period in 1995. The allowance for loan and lease losses increased to 103% of nonperforming loans and leases at March 31, 1996 (excluding 90 days past due accruing loans and leases) compared to 95% at December 31, 1995, reflecting the decrease in nonperforming loans and leases in the first quarter of 1996.

In management's judgment, the allowance for loan and lease losses is adequate to absorb potential losses currently inherent in the portfolio, however, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance for loan and lease losses.

NONINTEREST INCOME

Exclusive of securities transactions, noninterest income totalled $23,948,000 for the first quarter of 1996, an increase of 4.2% over the same period in 1995.

Trust and Investments Division income increased $143,000, or 2.3%, for the first quarter of 1996 compared to the same period in 1995.

Service charges on deposit accounts decreased $320,000, or 5.1%, for the first quarter of 1996 compared to the same period in 1995. This decrease was primarily attributable to a decrease in fees earned on corporate demand deposit accounts in the first quarter of 1996.

Other service charges and fees increased $1,563,000, or 18.9%, for the first quarter of 1996 over the same period in 1995. This increase was primarily the result of higher merchant discount fees and annuity and mutual fund sales.

Security transactions resulted in net pre-tax gains of $20,000 for the first quarter of 1996 compared to net pre-tax gains of $1,000 for the same period in 1995.

Other noninterest income decreased $420,000, or 20.3%, for the first quarter of 1996 compared to the same period in 1995. This decrease was primarily attributable to a decrease in lease termination and origination fee income.

NONINTEREST EXPENSES

Noninterest expenses totalled $67,406,000 for the first quarter of 1996, an increase of 6.4% over the first quarter of 1995.

Total personnel expenses (salaries and wages and employee benefits) increased $2,911,000, or 9.6%, for the first quarter of 1996 as compared to the same period in 1995. The increase was primarily due to an increase in costs associated with the curtailment of a noncontributory pension plan in the fourth quarter of 1995, which was replaced with a 401(k) match and a money purchase plan, effective January 1, 1996. Also, the higher salaries and wages reflect normal merit increases.

Occupancy expense for the first quarter of 1996 increased $19,000, or .3%, over the same period in 1995.

Equipment expense decreased $905,000, or 14.2%, for the first quarter of 1996 compared to the same period in 1995, primarily as a result of lower building maintenance and service contract expenses in 1996.

Other noninterest expenses for the first quarter of 1996 increased $2,036,000, or 10.1%, over the same period in 1995, primarily as a result of a pre-tax loss of $1,925,000 recognized on the sale of a certain leveraged lease. On an after-tax basis the Company recorded a gain of $399,000 due to a net tax benefit of $2,344,000 resulting from the reversal of the related tax liabilities. Excluding the aforementioned pre-tax loss, other noninterest expenses increased $111,000, or .6%, over the same period in 1995.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first quarter of 1996 was 31.0% as compared to 35.4% for the same period in 1995. The decrease in the effective income tax rate was primarily due to the reversal of deferred tax benefits (reflecting a change in the State tax laws) related to the aforementioned leveraged lease sale.

LIQUIDITY AND CAPITAL

Stockholders' equity was $657,229,000 at March 31, 1996, a 1.2% increase from $649,537,000 at December 31, 1995. Average stockholders' equity represented 8.89% of average total assets for the first quarter of 1996 compared to 8.30% in the same quarter last year. There was no significant change in the Company's liquidity position during the first quarter of 1996.

The following tables present the Company's regulatory capital position at March 31, 1996:

                           RISK-BASED CAPITAL RATIOS

                                                                  AMOUNT             RATIO
                                                               -----------           ------
                                                                  (dollars in thousands)

Tier 1 Capital                                                 $   577,183             9.34%
Tier 1 Capital minimum requirement (1)                             247,172             4.00
                                                               -----------           ------

    Excess                                                     $   330,011             5.34%
                                                               ===========           ======

Total Capital                                                  $   754,453            12.21%
Total Capital minimum requirement (1)                              494,344             8.00
                                                               -----------           ------

    Excess                                                     $   260,109             4.21%
                                                               ===========           ======

Risk-weighted assets                                           $ 6,179,296
                                                               ===========


                                 LEVERAGE RATIO

                                                                  AMOUNT             RATIO
                                                               -----------           ------
                                                                   (dollars in thousands)

Tier 1 Capital to average quarterly total assets
    (net of certain intangibles)
    Tier 1 Leverage Ratio                                      $   577,183             7.94%
Minimum leverage requirement (2)                                   218,104             3.00
                                                               -----------           ------

    Excess                                                     $   359,079             4.94%
                                                               ===========           ======

Average quarterly total assets (net of certain intangibles)    $ 7,270,144
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

                          PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   Exhibit 3(i) Certificate of Incorporation, as amended through May 9, 1996.

                   Exhibit 4(i)     Equity - Incorporated by reference to
                                    Exhibit 3(i) hereto.

                   Exhibit 12       Statement regarding computation of ratios.

                   Exhibit 27       Financial data schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST HAWAIIAN, INC.
                                    (REGISTRANT)



Date   May 13, 1996                By         /s/ HOWARD H. KARR
     ----------------              ---------------------------------------------
                                                  HOWARD H. KARR
                                       EXECUTIVE VICE PRESIDENT AND TREASURER
                                            (PRINCIPAL FINANCIAL OFFICER)

                  EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
 3(i)            Certificate of Incorporation, as amended
                 through May 9, 1996.

 4(i)            Equity - Incorporated by reference to Exhibit
                 3(i) hereto.

  12             Statement regarding computation of ratios.

  27             Financial data schedule