Form 10-Q
period 1996-06-30
FIRST HAWAIIAN INC
filed 1996-08-14
CIK 36377

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q

         (Mark One)
         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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
                         Yes    X            No
                             -------            -------

  The number of shares outstanding of each of the issuer's classes of common stock as of July 29, 1996 was:


                      Class                               Outstanding
        ---------------------------------             ------------------
            Common Stock, $5 Par Value                 31,127,897 Shares

Part I.          FINANCIAL INFORMATION

                                                                                         Page
                                                                                         ----
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at June 30, 1996, December 31, 1995
                 and June 30, 1995                                                        2
          Consolidated Statements of Income for the quarter and six months ended
                 June 30, 1996 and 1995                                                   3
          Consolidated Statements of Cash Flows for the six months ended
                 June 30, 1996 and 1995                                                   4
          Consolidated Statements of Changes in Stockholders' Equity for the
                 quarter and six months ended June 30, 1996 and 1995                      5
          Notes to Consolidated Financial Statements                                      5


Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             7 - 19

PART II.         OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                            19

Item 6.   Exhibits and Reports on Form 8-K                                               20

SIGNATURES                                                                               21

EXHIBIT INDEX

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                             JUNE 30,           December 31,         June 30,
                                                               1996                 1995               1995
                                                           ------------        -------------      -------------
                                                                               (in thousands)
ASSETS
Interest-bearing deposits in other banks                   $    174,130        $    244,570       $     11,770

Federal funds sold and securities purchased
    under agreements to resell                                  201,840             169,803            180,000

Investment securities:
    Available-for-sale                                        1,269,854           1,175,293            156,560

    Held-to-maturity (fair value of $1,186,636)                      --                  --          1,186,214
Loans:
    Loans                                                     5,658,838           5,259,545          5,253,682

    Less allowance for loan losses                               84,531              78,733             61,200
                                                           ------------        ------------       ------------
Net loans                                                     5,574,307           5,180,812          5,192,482
                                                           ------------        ------------       ------------
Total earning assets                                          7,220,131           6,770,478          6,727,026

Cash and due from banks                                         261,353             304,051            264,456

Premises and equipment                                          260,679             241,987            242,439

Customers' acceptance liability                                     712               1,995              1,701

Core deposit premium                                             35,007              16,665             12,902

Goodwill                                                         88,542              75,309             77,106

Other assets                                                    181,438             154,024            145,071
                                                           ------------        ------------       ------------
TOTAL ASSETS                                               $  8,047,862        $  7,564,509       $  7,470,701
                                                           ============        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                             $    928,544        $    913,228       $    825,597

    Interest-bearing demand                                   1,252,308           1,073,136          1,107,981

    Savings                                                   1,154,894           1,147,997          1,119,705

    Time                                                      2,314,335           1,927,011          1,714,216

    Foreign                                                     222,958             296,941            413,559
                                                           ------------        ------------       ------------
Total deposits                                                5,873,039           5,358,313          5,181,058

Short-term borrowings                                           992,573           1,083,179          1,174,543

Acceptances outstanding                                             712               1,995              1,701

Other liabilities                                               239,159             232,733            224,014

Long-term debt                                                  275,750             238,752            243,771
                                                           ------------        ------------       ------------
TOTAL LIABILITIES                                             7,381,233           6,914,972          6,825,087
                                                           ------------        ------------       ------------
Stockholders' equity:
    Preferred stock                                                  --               --                    --

    Common stock                                                162,713             162,713            162,713

    Surplus                                                     133,933             133,925            133,927

    Retained earnings                                           408,560             385,976            365,119

    Unrealized valuation adjustment                                 202               5,489                329

    Treasury stock                                              (38,779)            (38,566)           (16,474)
                                                           ------------        ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                      666,629             649,537            645,614
                                                           ------------        ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  8,047,862        $  7,564,509       $  7,470,701
                                                           ============        ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                      QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------         ------------------------------
                                                       1996             1995                1996              1995
                                                  ------------      -----------         ------------     -------------
                                                            (in thousands, except shares and per share data)

INTEREST INCOME
Interest and fees on loans                        $    112,732      $   122,322         $    222,984      $    240,978
Lease financing income                                   2,502            2,408                5,339             6,000
Interest on investment securities:
     Taxable interest income                            17,459           10,440               34,257            21,800
     Exempt from Federal income taxes                      773            1,509                1,633             3,163
Other interest income                                    5,140            4,966               10,172             8,298
                                                  ------------      -----------         ------------      ------------
     Total interest income                             138,606          141,645              274,385           280,239
                                                  ------------      -----------         ------------      ------------
INTEREST EXPENSE
Deposits                                                42,955           45,956               85,004            88,105
Short-term borrowings                                   13,202           20,875               27,036            41,388
Long-term debt                                           4,391            3,397                8,267             6,576
                                                  ------------      -----------         ------------      ------------
     Total interest expense                             60,548           70,228              120,307           136,069
                                                  ------------      -----------         ------------      ------------
     Net interest income                                78,058           71,417              154,078           144,170
Provision for loan losses                                5,191            3,341                8,513             6,681
                                                  ------------      -----------         ------------      ------------
     Net interest income after provision for
     loan losses                                        72,867           68,076              145,565           137,489
                                                  ------------      -----------         ------------      ------------
NONINTEREST INCOME
Trust income                                             5,829            5,624               12,326            11,978
Service charges on deposit accounts                      6,211            5,874               12,197            12,180
Other service charges and fees                          10,081            8,510               19,898            16,764
Securities gains, net                                        7               --                   27                 1
Other                                                    5,282            1,692                6,930             3,760
                                                  ------------      -----------         ------------      ------------
     Total noninterest income                           27,410           21,700               51,378            44,683
                                                  ------------      -----------         ------------      ------------
NONINTEREST EXPENSES
Salaries and wages                                      24,947           22,857               49,141            46,084
Employee benefits                                        8,778            5,612               17,956            12,846
Occupancy expense                                        6,372            6,499               12,817            12,925
Equipment expense                                        5,641            5,823               11,122            12,209
Other                                                   22,208           19,544               44,316            39,616
                                                  ------------      -----------         ------------      ------------
     Total noninterest expenses                         67,946           60,335              135,352           123,680
                                                  ------------      -----------         ------------      ------------
     Income before income taxes                         32,331           29,441               61,591            58,492
Income taxes                                            11,587           10,573               20,644            20,854
                                                  ------------      -----------         ------------      ------------
NET INCOME                                        $     20,744      $    18,868         $     40,947      $     37,638
                                                  ============      ===========         ============      ============
PER SHARE DATA
NET INCOME                                        $        .67      $       .59         $       1.32      $       1.18
                                                  ============      ===========         ============      ============
CASH DIVIDENDS                                    $       .295      $      .295         $        .59      $        .59
                                                  ============      ===========         ============      ============
AVERAGE SHARES OUTSTANDING                          31,127,822       31,988,345           31,124,513        32,004,804
                                                  ============      ===========         ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                          SIX MONTHS ENDED JUNE 30,
                                                               -------------------------------------------------
                                                                    1996                             1995
                                                               ----------------                  ---------------
                                                                                (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                 $        304,051                  $       262,894
                                                               ----------------                  ---------------
Cash flows from operating activities:
 Net income                                                              40,947                           37,638
 Provision for loan losses                                                8,513                            6,681
 Depreciation and amortization                                           15,298                           13,328
 Income taxes                                                            12,213                            8,850
 Increase in interest receivable                                         (3,254)                          (3,207)
 Increase (decrease) in interest payable                                 (7,006)                           8,217
 Decrease in prepaid expenses                                             1,594                              446
 Other                                                                  (22,985)                         (22,352)
                                                               ----------------                   --------------
Net cash provided by operating activities                                45,320                           49,601
                                                               ----------------                   --------------
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits
   in other banks                                                        70,440                             (100)
 Net increase in Federal funds sold and securities
   purchased under agreements to resell                                 (32,037)                              --
 Purchase of available-for-sale investment securities                  (466,457)                         (11,743)
 Proceeds from sale of available-for-sale
   investment securities                                                  5,009                            5,000
 Proceeds from maturity of available-for-sale
   investment securities                                                358,109                            2,175
 Purchase of held-to-maturity investment securities                          --                          (51,831)
 Proceeds from maturity of held-to-maturity
   investment securities                                                     --                          348,129
 Net decrease (increase) in loans to customers                           10,501                         (213,473)
 Net cash provided by Pacific Northwest acquisition                     218,966                               --
 Capital expenditures                                                   (13,765)                          (6,094)
 Other                                                                    5,208                            3,216
                                                               ----------------                   --------------
Net cash provided by investing activities                               155,974                           75,279
                                                               ----------------                   --------------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                   (171,816)                          28,845
 Net decrease in short-term borrowings                                  (90,606)                        (155,273)
 Proceeds from long-term debt                                            53,000                           24,447
 Payments on long-term debt                                             (16,002)                              (7)
 Cash dividends paid                                                    (18,363)                         (18,864)
 Repurchased common stock                                                  (205)                          (2,466)
                                                               ----------------                   --------------
Net cash used in financing activities                                  (243,992)                        (123,318)
                                                               ----------------                   --------------
CASH AND DUE FROM BANKS AT END OF PERIOD                       $        261,353                  $       264,456
                                                               ================                  ===============
Supplemental disclosures:
 Interest paid                                                 $        127,313                  $       127,852
                                                               ================                  ===============
 Net income taxes paid                                         $          8,431                  $        12,004
                                                               ================                  ===============
Supplemental schedule of noncash investing
 and financing activities:
 Loans exchanged for mortgage backed securities                $             --                  $       486,625
                                                               ================                  ===============

The Company purchased 31 branches in the Pacific Northwest. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired               $ 431,352
Cash received                                 218,966
                                              -------
Liabilities assumed                         $ 650,318
                                              =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
First Hawaiian, Inc. and Subsidiaries

                                                QUARTER ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                            ------------------------------          ---------------------------------
                                                1996              1995                  1996                 1995
                                            ------------      ------------          ------------         ------------
                                                                        (in thousands)
BALANCE, BEGINNING OF PERIOD                $    657,229      $    637,961          $    649,537         $    627,944
Net income                                        20,744            18,868                40,947               37,638
Issuance (purchase) of treasury stock, net             8            (2,311)                 (213)              (2,466)
Incentive plan for key executives                     --               --                      8                   --
Unrealized valuation adjustment                   (2,169)              526                (5,287)               1,362
Cash dividends                                    (9,183)           (9,430)              (18,363)             (18,864)
                                            ------------      ------------          ------------         ------------
BALANCE, END OF PERIOD                      $    666,629      $    645,614          $    666,629         $    645,614
                                            ============      ============          ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1.   BASIS OF PRESENTATION
     The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries; Pioneer Federal Savings Bank and its wholly-owned subsidiary; First Hawaiian Creditcorp, Inc.; Pacific One Bank; First Hawaiian Leasing, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
     Certain amounts in the consolidated financial statements for 1995 have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.
     In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

2.   ACCOUNTING CHANGES
     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. SFAS No. 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.
     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of the collateral.
     The provision for loan losses charged to expense is based upon the Company's historical loss experience and estimates of future loan losses in the current loan portfolio, including the evaluation of impaired loans in accordance with SFAS No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the collateral. Impairment losses are included in the provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt structuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans and residential real estate loans, and are not included in the data that follows.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
First Hawaiian, Inc. and Subsidiaries (Unaudited)

   The following table summarizes impaired loan information as of June 30, 1996:


                                                     (in thousands)
Impaired loans                                        $     74,233
Impaired loans with related allowance for
   loan losses calculated under SFAS No. 114          $     55,132


Interest payments on impaired loans are applied to principal.

3.       BUSINESS COMBINATION

         On May 31, 1996, the Company acquired 31 branches in Oregon, Washington and Idaho (the "Pacific Northwest Acquisition"), which were being divested by U.S. Bancorp and West One Bancorp as a result of their merger, at a purchase price of $36 million. The branch acquisitions included the purchase of loans of $400 million and assumption of deposits of $687 million. Of the 31 branches acquired by the Company, the 26 Oregon and Idaho branches will be operated as Pacific One Bank, a wholly-owned subsidiary of the Company. The five branches acquired in Washington will operate as Pacific One Bank, FSB and will be branches of Pioneer Federal Savings Bank, another wholly-owned subsidiary of the Company. The Pacific Northwest Acquisition was accounted for using the purchase method of accounting and the results of its operations were included in the Consolidated Statements of Income from the date of acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

The Company recorded consolidated net income for the first six months of 1996 of $40,947,000, an increase of $3,309,000, or 8.8%, over the first six months of 1995. For the second quarter of 1996, the consolidated net income of $20,744,000 represented an increase of 9.9% over the same quarter in 1995. The improved operating results for the Company reflects the slow, but steady recovery of the Hawaii economy and a reduction in the Federal Deposit Insurance Corporation deposit insurance premium.

On a per share basis, consolidated net income for the six months and quarter ended June 30, 1996 were $1.32 and $.67, respectively, representing increases of 11.9% and 13.6%, respectively, over the same periods in 1995. The proportionately greater increase in earnings per share was attributable to the fewer average number of shares outstanding in 1996 as compared to 1995, as a result of the Company's stock repurchase plan which authorized the total repurchase of up to 1.6 million shares (of which 1.1 million shares were repurchased as of June 30, 1996), or five percent of the Company's approximately 31 million shares outstanding.

On an annualized basis, the Company's return on average total assets for the first six months of 1996 was 1.10%, an increase of 11.1% over the same period in 1995, and return on average stockholders' equity was 12.52%, or an increase of 5.3%, over the same period in 1995. The increase in return on average total assets was primarily attributable to the increase in net income. The increase in return on average shareholders' equity was due to the increase in net income and the stock repurchase plan previously discussed.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $7,997,000, or 5.4%, to $155,201,000 for the first six months of 1996 from $147,204,000 for the same period in 1995. Net interest income increased $5,732,000, or 7.9%, to $78,595,000 for the second quarter of 1996 from $72,863,000 for the same period in 1995. The increases in net interest income for the first six months and second quarter of 1996 over the same periods in 1995, were primarily due to increases in the net interest margin, partially offset by decreases in average earning assets.

The net interest margin was 4.59% for the first six months and second quarter of 1995, up 34 basis points (1% equals 100 basis points) and 42 basis points, respectively, over the same periods in 1995. Both the yield on average earning assets and rate paid on funding sources decreased during the first six months and second quarter of 1996 as compared with the same periods in 1995 due to a lower interest rate environment. However, the 38 basis point decrease in the rate paid on funding sources outpaced the decrease in the yield on average earning assets of 4 basis points for the first six months of 1996 as compared to the same period in 1995, resulting in a favorable impact on the net interest margin. In addition, the increases in noninterest-bearing demand deposits during the first six months and second quarter of 1996 over the same periods in 1995 also contributed to the increase in the net interest margin. The disproportionate decrease in the rate paid on funding sources was attributable in part to the positive impact of interest rate swaps designed to minimize the effect on the net interest margin from declining interest rates. For the first six months of 1996, the net interest rate swap expense on deposit accounts decreased $4,699,000 compared to the same period in 1995.

Average earning assets decreased by $173,526,000, or 2.5%, and $127,168,000, or 1.8%, for the first six months and second quarter of 1996, respectively, as compared to the same periods in 1995. In addition, in the second quarter of 1995, the Company securitized approximately $490,000,000 of adjustable rate mortgage loans with the Federal National Mortgage Association ("FNMA") in an effort to increase its funding capacity and liquidity. The securities backed by these loans are held by the Company and were reclassified to the investment securities portfolio. Excluding the aforementioned Pacific Northwest acquisition and loan securitization, the investment securities portfolio reflected decreases of $329,780,000, or 32.6%, and $264,459,000 or 28.1%, for
the first six months and second quarter of 1996, respectively, compared to the same periods in 1995. The investment securities portfolio was allowed to run-off as securities matured since the securitized loans provided the necessary collateral for public deposits and reverse repurchase agreements. In addition, the increases in the overall yield on the investment securities portfolio, compared to the first six months and second quarter of 1995, were primarily attributable to the upward repricing of the securitized adjustable rate mortgage loans as a result of the increases in prevailing interest rates during the second half of 1995.

Excluding the effect of the Pacific Northwest acquisition and loan securitization, average loans for the first six months and second quarter of 1996 reflected slight decreases of .5% and 1.7%, respectively, compared to the same periods in 1995. The Company continues its efforts to diversify the loan portfolio, both geographically and by industry. Also, the mix of average earning assets continues to change (excluding the effect of the Pacific Northwest acquisition and loan securitization), with higher-yielding average loans representing 84.3% of average earning assets for the first six months and second quarter of 1996, as compared to 81.4% and 81.8%, respectively, for the same periods in 1995.

Average interest-bearing deposits and liabilities decreased by $226,820,000, or 3.8%, and $189,662,000, or 3.2%, for the first six months and second quarter of 1996, respectively, compared to the same periods in 1995. These decreases were due primarily to the repayment of short-term borrowings from proceeds received from the run-off of the investment securities portfolio. These decreases were offset by increases in average deposits resulting primarily from the previously mentioned Pacific Northwest acquisition and deposits acquired from a depository financial services loan company in the fourth quarter of 1995. In addition, the Company issued $50 million of long-term subordinated debt during the second quarter of 1996 to fund the Pacific Northwest acquisition.

As a result of depositors seeking higher yields, the mix of average interest-bearing deposits and liabilities changed with higher-yielding average time deposits representing 48.4% and 49.0% of average interest-bearing deposits and liabilities for the first six months and second quarter of 1996, respectively, as compared to 44.8% and 46.5%, respectively, for the same periods in 1995.

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


                                                 QUARTER ENDED JUNE 30,
                             -----------------------------------------------------------------
                                           1996                              1995
                             -------------------------------   -------------------------------
                                         INTEREST                           Interest
                              AVERAGE     INCOME/   YIELD/     Average      Income/    Yield/
       ASSETS                 BALANCE    EXPENSE   RATE (1)    Balance      Expense   Rate (1)
                             ---------  ---------  --------   ---------   ----------  --------
                                                  (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks          $  200,787   $  2,755   5.52%    $   17,686    $    264   5.97%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                     173,394      2,385   5.53        312,632       4,701   6.03
 Investment securities        1,157,550     18,633   6.47        953,268      13,234   5.57
 Loans (2),(3)                5,352,206    115,369   8.67      5,727,519     124,892   8.77
                             ----------   --------            ----------    --------

     Total earning assets     6,883,937    139,142   8.13      7,011,105     143,091   8.19
                                          --------                          --------
Nonearning assets               672,224                          671,145
                             ----------                       ----------

     Total assets            $7,556,161                       $7,682,250
                             ==========                       ==========

                                                SIX MONTHS ENDED JUNE 30,
                             -----------------------------------------------------------------
                                           1996                              1995
                             --------------------------------  -------------------------------
                                         INTEREST                           Interest
                              AVERAGE     INCOME/    YIELD/     Average     Income/    Yield/
      ASSETS                  BALANCE     EXPENSE   RATE (1)    Balance     Expense   Rate (1)
                             ---------   ---------  --------   ---------   ---------  --------
                                                  (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks          $  204,168   $  5,653   5.57%   $   14,093     $    418   5.97%
 Federal funds sold and
     securities purchased
     under agreements to
     resell                     164,399      4,519   5.53       272,244        7,881   5.84
 Investment securities        1,145,829     36,736   6.45     1,016,748       27,675   5.49
 Loans (2),(3)                5,292,443    228,600   8.69     5,677,280      247,299   8.78
                             ----------   --------           ----------     --------

     Total earning assets     6,806,839    275,508   8.14     6,980,365      283,273   8.18
                                          --------                          --------
Nonearning assets               645,151                         660,625
                             ----------                      ----------

     Total assets            $7,451,990                      $7,640,990
                             ==========                      ==========


(1)  Annualized.

(2) Nonaccruing loans have been included in the computations of average loan balances.

(3) Interest income for loans included loan fees of $6,183 and $11,801 for the quarter and six months ended June 30, 1996, respectively, and $6,091 and $12,006 for the quarter and six months ended June 30, 1995, respectively.

                                                       QUARTER ENDED JUNE 30,
                                  -------------------------------------------------------------------
                                                 1996                              1995
                                  -------------------------------    --------------------------------
                                               INTEREST                          Interest
  LIABILITIES AND                   AVERAGE    INCOME/   YIELD/      Average     Income/     Yield/
STOCKHOLDERS' EQUITY                BALANCE    EXPENSE   RATE (1)    Balance     Expense     Rate (1)
                                  ----------  ---------  --------    -------     -------     --------
                                                      (dollars in thousands)
Interest-bearing
deposits and
liabilities:

Deposits                          $ 4,549,312  $  42,955  3.80%    $  4,417,055  $  45,956   4.18%
Short-term
 borrowings                           976,131     13,201  5.44        1,341,108     20,875   6.24
Long-term debt                        280,498      4,391  6.30          237,440      3,397   5.74
                                  -----------  ---------           ------------  ---------
Total interest-
 bearing deposits
 and liabilities                    5,805,941     60,547  4.19        5,995,603     70,228   4.70
                                               ---------  ----                     -------   ----
Interest rate
 spread                                                   3.94%                              3.49%
                                                          ====                               ====
Noninterest-bearing
  demand  deposits                    872,528                           826,791
Other liabilities                     215,405                           213,468
                                  -----------                      ------------
Total liabilities                   6,893,874                         7,035,862

Stockholders'
 equity                               662,287                           646,388
                                  -----------                      ------------
Total liabilities and
 stockholders' equity             $ 7,556,161                      $  7,682,250
                                  ===========                      ============
Net interest income
 and margin on
 earning assets                                   78,595  4.59%                     72,863   4.17%
                                                          ====                               ====
Tax equivalent adjustment                            537                             1,446
                                               ---------                         ---------
     Net interest income                       $  78,058                         $  71,417
                                               =========                         =========



                                                    SIX MONTHS ENDED JUNE 30,
                                  -----------------------------------------------------------------
                                               1996                              1995
                                  -------------------------------  --------------------------------

LIABILITIES AND                    AVERAGE     INCOME/   YIELD/      Average     Income/   Yield/
STOCKHOLDERS'                      BALANCE     EXPENSE   RATE (1)    Balance     Expense   Rate (1)
EQUITY                            ---------   ---------  --------  ----------   ---------  --------
                                                       (dollars in thousands)
Interest-bearing
deposits and
liabilities:

Deposits                         $  4,470,853  $  85,004   3.82%   $  4,371,111  $  88,105   4.06%
Short-term borrowings               1,010,700     27,036   5.38       1,370,252     41,388   6.09
Long-term debt                        263,658      8,267   6.31         230,668      6,576   5.75
                                 ------------  ---------           ------------  ---------

Total interest-
 bearing deposits
 and liabilities                    5,745,211    120,307   4.21       5,972,031    136,069   4.59
                                 ------------    -------           ------------    -------

Interest rate                                              3.93%                             3.59%
 spread                                                    ====                              ====

Noninterest-bearing
 demand  deposits                     851,740                           828,221
Other liabilities                     197,236                           202,243
                                 ------------                      -------------

Total liabilities                   6,794,187                         7,002,495

Stockholders'
 equity                               657,803                           638,495
                                 ------------                      ------------

Total liabilities and
 stockholders' equity            $  7,451,990                      $  7,640,990
                                 ============                      ============

Net interest income
 and margin on
 earning assets                                  155,201   4.59%                   147,204   4.25%
                                                           ====                              ====

Tax equivalent adjustment                          1,123                             3,031
                                                 -------                         ---------

     Net interest income                       $ 154,078                         $ 144,173
                                               =========                         =========

INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                       June 30,             December 31,            June 30,
                                         1996                   1995                  1995
                                    -------------          -------------          -------------
                                                           (in thousands)
        Amortized cost              $   1,269,525          $   1,166,178          $    156,015

        Unrealized gains                    4,098                  9,920                   696

        Unrealized losses                  (3,769)                  (805)                 (151)
                                    -------------          -------------          ------------

        Fair value                  $   1,269,854          $   1,175,293          $    156,560
                                    =============          =============          ============


Book and fair values of held-to-maturity investment securities at June 30, 1995, were as follows:


                                                 (in thousands)
        Book value                                $ 1,186,214

        Unrealized gains                                3,630

        Unrealized losses                              (3,208)
                                                  -----------

        Fair value                                $ 1,186,636
                                                  ===========

In December 1995, the Company made a one-time reclassification of its investment securities portfolio from held-to-maturity to available-for-sale as allowed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Gross realized gains and losses for the six months ended June 30, 1996 and 1995 were as follows:

                                                1996                  1995
                                                ----                  ----
                                                      (in thousands)
         Realized gains                      $   37                $    4

         Realized losses                        (10)                   (3)
                                             ---------             ---------

         Securities gains, net               $   27                $    1
                                             =========             =========

Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at June 30, 1996, December 31, 1995 and June 30, 1995:

                                      JUNE 30, 1996          December 31, 1995           June 30, 1995
                                   -------------------      -------------------        ------------------
                                      AMOUNT      %            Amount      %              Amount     %
                                   ----------- -------      ----------- -------        ---------- -------
                                                           (dollars in thousands)
Commercial, financial and
    agricultural                 $1,375,920     24.3%      $1,315,736    25.0 %       $1,439,730    27.4%


Real estate:
    Commercial                    1,162,909     20.5          996,715    18.9           952,797     18.1

    Construction                    211,842      3.7          256,943     4.9           283,310      5.4
    Residential:
         Insured, guaranteed or
              conventional        1,418,345     25.1        1,334,063    25.4         1,286,529     24.5

         Home equity credit lines   416,875      7.4          432,229     8.2           393,080      7.5
                                  ---------    -----       ----------    ----         ---------    -----


         Total real estate loans  3,209,971     56.7        3,019,950    57.4         2,915,716     55.5
                                  ---------    -----       ----------    ----         ---------    -----

Consumer                            593,316     10.5          473,909     9.0           475,367      9.0
Lease financing                     232,614      4.1          241,721     4.6           225,836      4.3
Foreign                             247,017      4.4          208,229     4.0           197,033      3.8
                                  ---------    -----       ----------   -----         ---------    -----

         Total loans              5,658,838    100.0%       5,259,545   100.0 %       5,253,682    100.0%
                                  ---------    -----       ----------   -----         ---------    -----

Less allowance for loan losses       84,531                    78,733                    61,200
                                  ---------                ----------                ----------

         Total net loans         $5,574,307                $5,180,812                $5,192,482
                                 ==========                ==========                ==========

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 1996, total loans were $5,658,838,000, an increase of 7.6% from December 31, 1995. This increase was due to the Pacific Northwest acquisition. Excluding the impact of the Pacific Northwest acquisition, total loans would have reflected a slight decrease as compared to June 30, 1995 and December 31, 1995.

Total loans at June 30, 1996, represented 70.3% of total assets, 78.4% of total earning assets and 96.4% of total deposits compared to 69.5% of total assets, 77.7% of total earning assets and 98.2% of total deposits at December 31, 1995 and 70.3% of total assets, 78.1% of total earning assets and 101.4% of total deposits at June 30, 1995.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 1996, commercial real estate loans totalled $1,162,909,000, or 20.5%, of total loans. The Company has selectively participated as a lender on commercial properties on the mainland United States, principally on the west coast. Such loans totalled $59,817,000 at June 30, 1996, an increase of 2.4% from December 31, 1995. At June 30, 1996, the largest concentration of commercial real estate loans to a single borrower was $34,524,000.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 1996, December 31, 1995 and June 30, 1995 follows:

                                                        June 30,       December 31,       June 30,
                                                          1996             1995             1995
                                                       ----------      ------------      ----------
                                                                  (dollars in thousands)
Nonperforming loans:
    Nonaccrual:
         Commercial, financial and agricultural        $  19,573       $   16,229       $  19,581

         Real estate:
             Commercial                                   23,578           40,664          39,249
             Construction                                  7,444            9,697           2,260
             Residential:
                 Insured, guaranteed, or conventional     10,241           12,238           7,716
                 Home equity credit lines                    173              496             470
                                                       ---------       ----------       ---------

                 Total real estate loans                  41,436           63,095          49,695
                                                       ---------       ----------       ---------

         Consumer                                            357              390             893
         Lease financing                                      21               19             318
                                                       ---------       ----------       ---------

                 Total nonaccrual loans                   61,387           79,733          70,487
    Renegotiated:
         Commercial, financial and agricultural              617              682              --
         Real estate - commercial                          2,500            2,500           2,500
                                                       ---------       ----------       ---------

                 Total nonperforming loans                64,504           82,915          72,987

Other real estate owned                                   14,720            9,312           9,711
                                                       ---------       ----------       ---------

                 Total nonperforming assets            $  79,224       $   92,227       $  82,698
                                                       =========       ==========       =========
Loans past due 90 days or more
  and still accruing interest                          $  24,875       $   28,790       $  34,929
                                                       =========       ==========       =========

Nonperforming assets to total loans
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans              1.40%            1.75%           1.57%
    Including 90 days past due accruing loans              1.83%            2.30%           2.23%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans               .98%            1.22%           1.11%
    Including 90 days past due accruing loans              1.29%            1.60%           1.57%

Nonperforming assets decreased from $92,227,000 at December 31, 1995 to $79,224,000 at June 30, 1996.

The decrease in the nonaccrual real estate - commercial category and corresponding increase in the other real estate owned category were primarily due to the foreclosure of two real estate - commercial loans with carrying values totalling $7,295,000. The increase in other real estate owned was partially offset by the sale of a property with a carrying value of $4,167,000. In addition, paydowns on two nonaccrual real estate - commercial loans totalling $14,553,000 contributed to the decrease in nonperforming assets. These decreases were partially offset by the addition of a real estate - commercial loan totalling $6,050,000.

Loans past due 90 days or more and still accruing interest totalled $24,875,000 at June 30, 1996, a decrease of 13.6% from December 31, 1995. The decrease was primarily due to various loans totalling $7,687,000 which were placed on nonaccrual status and two real estate - residential loans and one real estate - commercial loan totalling $3,656,000 which were either paid current or in full at June 30, 1996. These decreases were partially offset by the addition of various loans, principally real estate - commercial loans, totalling $9,424,000. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately collateralized and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been adversely affected by the prolonged economic downturn in Hawaii and related weakness in the local real estate market. Although the Company believes that the Hawaii economy continues to show signs of improvement, and certain local real estate sectors evidence signs of having stabilized, the recovery of the Hawaii economy has been slow and the effects of the economic downturn may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                                               QUARTER ENDED JUNE 30,
                                              -----------------------------------------------------
                                                        1996                         1995
                                              -----------------------       -----------------------
                                               AVERAGE       AVERAGE         AVERAGE       AVERAGE
                                               BALANCE       RATE (1)        BALANCE       RATE (1)
                                              ---------     ---------       ---------     ---------
                                                            (dollars in thousands)
  Interest-bearing demand                    $  1,172,203     2.71%        $  1,143,182     2.70%

  Savings                                       1,149,066     2.08            1,220,087     3.11
  Time                                          2,228,043     5.25            2,053,786     5.63
                                             ------------                  ------------

        Total interest-bearing deposits         4,549,312     3.80            4,417,055     4.18


  Noninterest-bearing demand                      872,528        -              826,791        -
                                             ------------                  ------------

        Total deposits                       $  5,421,840     3.19%        $  5,243,846     3.52%
                                             ============                  ============




                                                             SIX MONTHS ENDED JUNE 30,
                                             ----------------------------------------------------
                                                       1996                         1995
                                             ----------------------        ----------------------
                                              AVERAGE      AVERAGE          AVERAGE      AVERAGE
                                              BALANCE      RATE (1)         BALANCE      RATE (1)
                                             ---------    ---------        ---------    ---------
                                                          (dollars in thousands)
  Interest-bearing demand                    $ 1,148,673      2.66%        $ 1,163,996      2.69%

  Savings                                      1,156,531      2.11           1,247,378      3.16
  Time                                         2,165,649      5.36           1,959,737      5.45
                                             ------------                  ------------

        Total interest-bearing deposits        4,470,853      3.82           4,371,111      4.06


  Noninterest-bearing demand                     851,740         -             828,221        -
                                             ------------                  ------------

        Total deposits                       $ 5,322,593      3.21%        $ 5,199,332      3.42%
                                             ============                  ============


Average interest-bearing deposits increased $99,742,000, or 2.3%, and $132,257,000, or 3.0%, over the first six months and second quarter of 1995. The increase in average interest-bearing deposits was due to the Pacific Northwest acquisition, the purchase of deposits from a depository financial services loan company in the fourth quarter of 1995 and various deposit product programs initiated by the Company in the latter part of 1995 and 1996. With the acquisitions and assumption of deposits and depositors seeking higher yields through the aforementioned deposit product programs, the mix of average interest-bearing deposits changed, with higher yielding average time certificate of deposits representing 48.4% and 49.0% of average interest-bearing deposits in the first six months and second quarter of 1996, respectively, as compared to 44.8% and 46.5% in the same periods in 1995.

  (1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                          QUARTER ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                 ----------------------------      -----------------------------
                                                      1996           1995              1996             1995
                                                 ------------     -----------      ------------      -----------
                                                                      (dollars in thousands)
Loans outstanding (end of period)                $  5,658,838     $ 5,253,682      $  5,658,838      $ 5,253,682
                                                 ============     ===========      ============      ===========

Average loans outstanding                        $  5,352,206     $ 5,727,519      $  5,292,443      $ 5,677,280
                                                 ============     ===========      ============      ===========

Allowance for loan losses summary:
   Balance at beginning of period                $     79,585     $    61,236      $     78,733      $    61,250
                                                 ------------     -----------      ------------      -----------

   Allowance due to Pacific Northwest acquisition       6,200              --             6,200               --

   Loans charged off:
       Commercial, financial and agricultural           1,978             922             2,396            1,755
       Real estate:
          Commercial                                    1,240             460             1,286            1,056
          Construction                                     --               1                --              828
          Residential                                     980             398             1,190              515
       Consumer                                         3,149           2,048             5,611            3,530
       Foreign                                             15              --                77               --
                                                 ------------     -----------      ------------      -----------
          Total loans charged off                       7,362           3,829            10,560            7,684
                                                 ------------     -----------      ------------      -----------

   Recoveries on loans charged off:
       Commercial, financial and agricultural             503              43               583               69
       Real estate:
          Commercial                                        6               1                 7                2
          Construction                                     --               1                --                6
          Residential                                      84              --               137               17
       Consumer                                           319             405               903              855
       Lease financing                                     --               2                 2                4
       Foreign                                              5              --                13               --
                                                 ------------     -----------      ------------      -----------
          Total recoveries on loans
            charged off                                   917             452             1,645              953
                                                 ------------     -----------      ------------      -----------
          Net charge-offs                              (6,445)         (3,377)           (8,915)          (6,731)
   Provision charged to expense                         5,191           3,341             8,513            6,681
                                                 ------------     -----------      ------------      -----------
   Balance at end of period                      $     84,531     $    61,200      $     84,531      $    61,200
                                                 ============     ===========      ============      ===========


Net loans charged off to average loans                   .48%(1)         .24%(1)           .34%(1)          .24%(1)
Net loans charged off to allowance for
   loan losses                                         30.67%(1)       22.13%(1)         21.21%(1)        22.18%(1)
Allowance for loan losses to total
   loans (end of period)                                1.49%           1.16%             1.49%            1.16%
Allowance for loan losses to nonperforming
   loans (end of period):
       Excluding 90 days past due
          accruing loans                                1.31x            .84x             1.31X             .84x
       Including 90 days past due
          accruing loans                                 .95X            .57x              .95X             .57x

(1)    Annualized.

For the first six months of 1996, the provision for loan losses was $8,513,000, an increase of $1,832,000, or 27.4%, over the same period in 1995. The provision for loan losses was $5,191,000 for the second quarter of 1996, an increase of $1,850,000, or 55.4%, over the same period in 1995. The increase in the provision for loan losses for the first six months and second quarter of 1996 is consistent with the increase in net charge-offs for the same periods.

Net charge-offs for the first six months of 1996 were $8,915,000, an increase of $2,184,000, or 32.4%, over the same period in 1995. Net charge-offs for the second quarter of 1996 were $6,445,000 compared to $3,377,000 for the same period a year ago. The increases were primarily due to increased charge-offs in all categories of consumer loans which include direct loans, indirect dealer loans, and credit cards.

The allowance for loan losses increased to 131% of nonperforming loans at June 30, 1996 (excluding 90 days past due accruing loans) from 95% at December 31, 1995, reflecting the decrease in nonperforming loans and increase in the allowance for loan losses in the first six months of 1996.

In management's judgment, the allowance for loan losses is adequate to absorb potential losses currently inherent in the portfolio, however, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance for loan losses.

NONINTEREST INCOME

Noninterest income of Pacific One Bank is included in the Company's results of operations since May 31, 1996.

Exclusive of securities transactions, noninterest income totalled $51,351,000 and $27,403,000 for the first six months and second quarter of 1996, respectively, an increase of 14.9% and 26.3%, respectively, over the same periods in 1995.

Trust and Investment Division income increased $348,000, or 2.9%, and $205,000, or 3.6%, for the first six months and second quarter of 1996, respectively, over the same periods in 1995.

Service charges on deposit accounts for the first six months of 1996 increased slightly over the same period in the prior year, and increased $337,000, or 5.7%, in the second quarter of 1996 over the same period a year ago.

Other service charges and fees increased $3,134,000, or 18.7%, and $1,571,000, or 18.5%, for the first six months and second quarter of 1996, respectively, over the same periods in 1995. These increases were primarily the result of higher merchant discount and mortgage brokerage fees and income earned from annuity and mutual fund sales.

Other noninterest income increased $3,170,000, or 84.3%, and $3,590,000, or 212.2%, for the first six months and second quarter of 1996, respectively, over the same periods in 1995. These increases were attributable to a gain on sale of other real estate owned of $3,029,000 in the second quarter of 1996.

NONINTEREST EXPENSES

Noninterest expenses of Pacific One Bank are included in the Company's results of operations since May 31, 1996.

Noninterest expenses totalled $135,352,000 for the first six months of 1996, an increase of 9.4% over the first six months of 1995. Noninterest expenses totalled $67,946,000 for the second quarter of 1996, an increase of $7,611,000, or 12.6%, over the same period a year ago.

Total personnel expenses (salaries and wages and employee benefits) increased $8,167,000 and $5,256,000, or 13.9% and 18.5%, for the first six months and second quarter of 1996, respectively, over the same periods in 1995. The increase was primarily due to an increase in costs associated with the curtailment of a noncontributory pension plan in the fourth quarter of 1995, which was replaced with a 401(k) match and money purchase plan effective January 1, 1996. Also, higher salaries and wages reflecting normal merit increases in 1996 and lower expenses related to various employee benefit and incentive accounts in 1995 contributed to the increases.

Occupancy expense for the first six months and second quarter of 1996 decreased $108,000, or .8%, and $127,000, or 2.0%, respectively, compared to the same periods in 1995.

Equipment expense decreased $1,087,000, or 8.9%, for the first six months of 1996 compared to the same period in 1995, as a result of lower depreciation on furniture and equipment and service contract expenses in 1996. For the second quarter, equipment expense decreased $182,000, or 3.1%, compared to the same period in 1995.

Exclusive of a pre-tax loss of $1,925,000 (after-tax gain of $399,000 due to a net tax benefit of $2,344,000 resulting from the reversal of the related tax liabilities) recognized on the sale of a certain leveraged lease in the first quarter of 1996, other noninterest expenses for the first six months and second quarter increased $2,775,000, or 7.0%, and $2,664,000, or 13.6%, respectively over the same periods in 1995. These increases were primarily due to higher interchange settlement fees, outside services, legal fees (primarily related to foreclosed property) and nonrecurring losses in connection with a certain credit card fraud. These increases were partially offset by: (1) a decrease in the Federal Deposit Insurance Corporation deposit insurance assessment rate from 23 cents to zero per $100 of insured deposits; and (2) the write-off of the residual values of $620,000 related to the early termination of certain leveraged leases in June 1995.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first six months and second quarter of 1996 was 33.5% and 35.8%, respectively, as compared to 35.7% and 35.9%, respectively, for the same periods in 1995. The decrease in the effective income tax rate for the six month period ended June 30, 1996, was primarily due to the reversal of deferred tax liabilities (reflecting a change in the State tax laws) related to the aforementioned leveraged lease sale.

LIQUIDITY AND CAPITAL

Stockholders' equity was $666,629,000 at June 30, 1996, a 2.6% increase from $649,537,000 at December 31, 1995. Average stockholders' equity represented 8.8% of average total assets for the second quarter of 1996 compared to 8.4% in the same quarter last year. There was no significant change in the Company's liquidity position during the second quarter of 1996.

The following tables present the Company's regulatory capital position at June 30, 1996:

                           RISK-BASED CAPITAL RATIOS

                                                                  AMOUNT              RATIO
                                                               -----------          --------
                                                                   (dollars in thousands)

Tier 1 Capital                                                 $   555,083             8.34%
Tier 1 Capital minimum requirement (1)                             266,285             4.00
                                                               -----------           ------

    Excess                                                     $   288,798             4.34%
                                                               ===========           ======

Total Capital                                                  $   788,313            11.84%
Total Capital minimum requirement (1)                              532,570             8.00
                                                               -----------           ------

    Excess                                                     $   255,743             3.84%
                                                               ===========           ======

Risk-weighted assets                                           $ 6,657,127
                                                               ===========


                                 LEVERAGE RATIO

                                                                  AMOUNT             RATIO
                                                               -----------          --------
                                                                     (dollars in thousands)

Tier 1 Capital to average quarterly total assets
    (net of certain intangibles)
    Tier 1 Leverage Ratio                                      $   555,083             7.46%
Minimum leverage requirement (2)                                   223,345             3.00
                                                               -----------           ------

    Excess                                                     $   331,738             4.46%
                                                               ===========           ======

Average quarterly total assets (net of certain intangibles)    $ 7,444,817
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

                          PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of stockholders held on April 18, 1996, the stockholders voted on the following matters:

          (a) Fix the total number of Directors at fifteen: for - 29,067,239 (99.1%), against - 114,013 (.4%), abstained -
                 157,738 (.5%) and unvoted - 10,007 (-%).

          (b) Election of five directors for a term of three years expiring in 1999, or until their successors are elected and qualified:

                                                                     Votes
                                             ------------------------------------------------------
                    Name                               For                            Withheld
                    ----                               ---                            --------
                 Walter A. Dods, Jr.          29,229,039   (99.6%)                 119,954   (.4%)
                 Paul Mullin Ganley           29,224,790   (99.6%)                 124,203   (.4%)
                 Dr. Richard T. Mamiya        29,229,918   (99.6%)                 119,073   (.4%)
                 Dr. Fujio Matsuda            29,227,731   (99.6%)                 121,261   (.4%)
                 George P. Shea, Jr.          29,229,524   (99.6%)                 119,469   (.4%)

                 There were no abstentions or unvoted shares.

          (c) Amendment to the Corporation's Certificate of Incorporation to increase the number of shares of authorized stock by authorizing 50,000,000 shares of a new class of preferred stock, par value $5.00 per share: for - 24,850,183 (84.7%), against - 4,498,814 (15.3%).

          (d) Election of Coopers & Lybrand as the Auditor of the Company to serve for the ensuing year: for - 29,155,971 (99.3%), against
                 - 49,272 (.2%), abstained - 143,744 (.5%) and unvoted - 10
                 (-%).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 Exhibit 12    Statement regarding computation of ratios.

                 Exhibit 27    Financial data schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST HAWAIIAN, INC.
                                         (Registrant)



Date      August 12, 1996           By            /s/ HOWARD H. KARR
       ----------------------           --------------------------------------
                                                    HOWARD H. KARR
                                        EXECUTIVE VICE PRESIDENT AND TREASURER
                                            (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX


      EXHIBIT                                                     PAGE
       NUMBER                    DESCRIPTION                     NUMBER
       ------                    -----------                     ------
         12       Statement regarding computation of ratios.        23

         27       Financial data schedule                           24