Form 10-Q
period 1996-09-30
FIRST HAWAIIAN INC
filed 1996-11-14
CIK 36377

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                ----------------

                                   FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___________ to ___________

                         Commission file number 0-7949

                                ----------------

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

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

                                ----------------

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

             The number of shares outstanding of each of the issuer's
                            classes of common stock
                          as of October 30, 1996 was:


                  Class                                      Outstanding
    ---------------------------------                    ------------------
        Common Stock, $5 Par Value                        31,777,269 Shares

================================================================================

PART I.          FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                               Page
                                                                                                         ----
          Consolidated Balance Sheets at September 30, 1996, December 31, 1995
                 and September 30, 1995                                                                    2
          Consolidated Statements of Income for the quarter and nine months ended
                 September 30, 1996 and 1995                                                               3
          Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 1996 and 1995                                                               4
          Consolidated Statements of Changes in Stockholders' Equity for the
                 quarter and nine months ended September 30, 1996 and 1995                                 5
          Notes to Consolidated Financial Statements                                                    5 - 6

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                              7 - 19

PART II.         OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                20

SIGNATURES                                                                                                21

EXHIBIT INDEX

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                           SEPTEMBER 30,       December 31,       September 30,
                                                               1996                1995               1995
                                                           ------------        -------------      -------------
                                                                                 (in thousands)
ASSETS
Interest-bearing deposits in other banks                      $    174,130     $    244,570        $    68,770
Federal funds sold and securities purchased
    under agreements to resell                                     145,167          169,803            175,128
Investment securities:
    Available-for-sale                                           1,240,578        1,175,293            144,952
    Held-to-maturity (fair value of $1,138,041)                         --               --          1,126,463
Loans:
    Loans                                                        5,786,006        5,259,545          5,224,243
    Less allowance for loan losses                                  83,542           78,733             65,683
                                                             -------------    -------------      -------------
Net loans                                                        5,702,464        5,180,812          5,158,560
                                                             -------------    -------------      -------------
Total earning assets                                             7,262,339        6,770,478          6,673,873
Cash and due from banks                                            320,639          304,051            262,961
Premises and equipment                                             266,084          241,987            242,593
Customers' acceptance liability                                        640            1,995              1,489
Core deposit premium                                                35,492           16,665             12,496
Goodwill                                                            96,000           75,309             76,211
Other assets                                                       171,371          154,024            135,980
                                                            --------------   --------------     --------------
TOTAL ASSETS                                                $    8,152,565   $    7,564,509     $    7,405,603
                                                            ==============   ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                              $    1,008,027     $    913,228       $    838,271
    Interest-bearing demand                                      1,309,360        1,073,136          1,105,380
    Savings                                                      1,055,465        1,147,997          1,083,836
    Time                                                         2,395,231        1,927,011          1,782,401
    Foreign                                                        254,216          296,941            287,511
                                                             -------------    -------------      -------------
Total deposits                                                   6,022,299        5,358,313          5,097,399
Short-term borrowings                                              925,917        1,083,179          1,220,339
Acceptances outstanding                                                640            1,995              1,489
Other liabilities                                                  249,780          232,733            213,306
Long-term debt                                                     259,744          238,752            224,758
                                                             -------------    -------------      -------------
TOTAL LIABILITIES                                                7,458,380        6,914,972          6,757,291
                                                             -------------    -------------      -------------
Stockholders' equity:
    Preferred stock                                                     --               --                 --
    Common stock                                                   165,952          162,713            162,713
    Surplus                                                        148,219          133,925            133,927
    Retained earnings                                              418,187          385,976            375,471
    Unrealized valuation adjustment                                    606            5,489                313
    Treasury stock                                                 (38,779)         (38,566)           (24,112)
                                                            --------------   --------------     --------------
TOTAL STOCKHOLDERS' EQUITY                                         694,185          649,537            648,312
                                                            --------------   --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    8,152,565   $    7,564,509     $    7,405,603
                                                            ==============   ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                    QUARTER ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------        -------------------------------
                                                      1996              1995                1996              1995
                                                  ------------      ------------        ------------      -------------
                                                            (in thousands, except shares and per share data)

INTEREST INCOME
Interest and fees on loans                        $    122,218      $   115,099         $    345,202      $    356,077
Lease financing income                                   2,600            2,735                7,939             8,735
Interest on investment securities:
    Taxable interest income                             19,493           17,958               53,750            39,758
    Exempt from Federal income taxes                       706              856                2,339             4,019
Other interest income                                    4,996            3,376               15,168            11,674
                                                  ------------      -----------         ------------      ------------
    Total interest income                              150,013          140,024              424,398           420,263
                                                  ------------      -----------         ------------      ------------
INTEREST EXPENSE
Deposits                                                48,798           43,736              133,802           131,841
Short-term borrowings                                   13,090           17,893               40,126            59,281
Long-term debt                                           4,491            3,397               12,758             9,973
                                                  ------------      -----------         ------------      ------------
    Total interest expense                              66,379           65,026              186,686           201,095
                                                  ------------      -----------         ------------      ------------
    Net interest income                                 83,634           74,998              237,712           219,168
Provision for loan losses                                4,649           10,699               13,162            17,380
                                                  ------------      -----------         ------------      ------------
    Net interest income after provision for
      loan losses                                       78,985           64,299              224,550           201,788
                                                  ------------      -----------         ------------      ------------
NONINTEREST INCOME
Trust income                                             6,036            5,547               18,362            17,525
Service charges on deposit accounts                      6,965            5,876               19,162            18,056
Other service charges and fees                          10,322            9,541               30,220            26,305
Securities gains, net                                        9                6                   36                 7
Other                                                    2,446            6,496                9,376            10,256
                                                  ------------      -----------         ------------      ------------
    Total noninterest income                            25,778           27,466               77,156            72,149
                                                  ------------      -----------         ------------      ------------
NONINTEREST EXPENSES
Salaries and wages                                      27,358           23,864               76,499            69,948
Employee benefits                                        8,078            7,470               26,034            20,316
Occupancy expense                                        7,044            6,260               19,861            19,185
Equipment expense                                        5,653            5,579               16,775            17,788
Other                                                   27,243           18,284               71,559            57,900
                                                  ------------      -----------         ------------      ------------
    Total noninterest expenses                          75,376           61,457              210,728           185,137
                                                  ------------      -----------         ------------      ------------
    Income before income taxes                          29,387           30,308               90,978            88,800
Income taxes                                            10,386           10,637               31,030            31,491
                                                  ------------      -----------         ------------      ------------
NET INCOME                                        $     19,001      $    19,671         $     59,948      $     57,309
                                                  ============      ===========         ============      ============
PER SHARE DATA
NET INCOME                                        $        .60      $       .62         $       1.92      $       1.80
                                                  ============      ===========         ============      ============
CASH DIVIDENDS                                    $       .295      $      .295         $       .885      $       .885
                                                  ============      ===========         ============      ============
AVERAGE SHARES OUTSTANDING                          31,564,554       31,701,484           31,272,264        31,903,697
                                                  ============      ===========         ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------------------
                                                                    1996                             1995
                                                               ----------------               -----------------
                                                                                (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                 $        304,051               $         262,894
                                                               ----------------               -----------------
Cash flows from operating activities:
 Net income                                                              59,948                          57,309

 Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                         13,162                          17,380

       Depreciation and amortization                                     23,327                          19,904

       Income taxes                                                      21,296                          17,448

       Increase in interest receivable                                   (2,029)                         (2,224)

       Increase (decrease) in interest payable                           (4,339)                         10,057

       Increase in prepaid expenses                                      (7,026)                         (1,696)

       Other                                                             (6,116)                        (32,688)
                                                               ----------------               -----------------
Net cash provided by operating activities                                98,223                          85,490
                                                               ----------------               -----------------
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits
     in other banks                                                      70,440                         (57,100)

 Net decrease in Federal funds sold and securities
     purchased under agreements to resell                                35,336                           4,872

 Purchase of held-to-maturity investment securities                          --                        (192,005)

 Proceeds from maturity of held-to-maturity
     investment securities                                                   --                         526,440

 Purchase of available-for-sale investment securities                  (510,420)                        (11,740)

 Proceeds from sale of available-for-sale
     investment securities                                               19,998                          15,000

 Proceeds from maturity of available-for-sale
     investment securities                                              424,301                           3,780

 Net increase in loans to customers                                     (72,990)                       (168,636)

 Net cash provided by Pacific Northwest Acquisition                     218,966                               -

 Capital expenditures                                                   (21,717)                        (10,572)

 Other                                                                    7,854                           1,689
                                                               ----------------               -----------------
Net cash provided by investing activities                               171,768                         111,728
                                                               ----------------               -----------------
Cash flows from financing activities:
 Net decrease in deposits                                               (89,191)                        (54,814)

 Net decrease in short-term borrowings                                 (186,262)                       (109,477)

 Proceeds from long-term debt                                            53,000                           5,447

 Payments on long-term debt                                              (3,008)                            (20)

 Cash dividends paid                                                    (27,737)                        (28,192)

 Repurchased common stock                                                  (205)                        (10,095)
                                                               ----------------               -----------------
Net cash used in financing activities                                  (253,403)                       (197,151)
                                                               ----------------               -----------------
CASH AND DUE FROM BANKS AT END OF PERIOD                       $        320,639               $         262,961
                                                               ================               =================
Supplemental disclosures:
 Interest paid                                                 $        191,025               $         191,038
                                                               ================               =================
 Net income taxes paid                                         $          9,734               $          14,044
                                                               ================               =================
Supplemental schedule of noncash investing
 and financing activities:
 Loans exchanged for mortgage backed securities                $             --               $         465,011
                                                               ================               =================

The Company purchased 35 branches in the Pacific Northwest.  In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired                                  $        481,125               $               -

Cash received                                                           218,966                               -

Issuance of common stock                                                 17,525                               -
                                                               ----------------               -----------------
Liabilities assumed                                            $        717,616               $               -
                                                               ================               =================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                   QUARTER ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------        ---------------------------------
                                                     1996               1995                 1996                1995
                                                 ------------       ------------        ------------         ------------
                                                                             (in thousands)
BALANCE, BEGINNING OF PERIOD                     $    666,629       $    645,614        $    649,537         $    627,944
Net income                                             19,001             19,671              59,948               57,309
Issuance of common stock                               17,525                 --              17,525                  --
Issuance (purchase) of treasury stock, net                  -             (7,629)               (213)             (10,095)
Incentive plan for key executives                           -                 --                   8                  --
Unrealized valuation adjustment                           404                (16)             (4,883)               1,346
Cash dividends                                         (9,374)            (9,328)            (27,737)             (28,192)
                                                 ------------       ------------        ------------         ------------
BALANCE, END OF PERIOD                           $    694,185       $    648,312        $    694,185         $    648,312
                                                 ============       ============        ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1.       BASIS OF PRESENTATION

         The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries; Pioneer Federal Savings Bank and its wholly-owned subsidiary; First Hawaiian Creditcorp, Inc.; Pacific One Bank; ANB Financial Corporation and its wholly-owned subsidiary; First Hawaiian Leasing, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

         The following table summarizes impaired loan information as of September 30, 1996:

                                                           (in thousands)
Impaired loans                                              $    68,040
Impaired loans with related allowance for
loan losses calculated under
     SFAS No. 114                                           $    51,402


Interest payments on impaired loans are applied to principal.

3.       BUSINESS COMBINATION

         On July 31, 1996, for a purchase price of $18 million, the Company acquired ANB Financial Corporation, a bank holding company, and its subsidiary, American National Bank ("ANB"), which had total loans of $51 million and deposits of $67 million at the date of acquisition. ANB has a total of four branches in Washington state. The acquisition was accounted for using the purchase method of accounting and the results of operations of ANB Financial Corporation were included in the Consolidated Statements of Income from the date of acquisition.

         On May 31, 1996, the Company acquired 31 branches in Oregon, Washington and Idaho, which were being divested by U.S. Bancorp and West One Bancorp as a result of their merger, at a purchase price of $36 million. The branch acquisitions included the purchase of loans of $400 million and assumption of deposits of $687 million. The acquisition was accounted for using the purchase method of accounting and the results of its operations were included in the Consolidated Statements of Income from the date of acquisition. Of the 31 branches acquired by the Company, the 26 Oregon and Idaho branches will be operated as Pacific One Bank, a wholly-owned subsidiary of the Company. The five branches acquired in Washington are operated as Pacific One Bank, FSB as branches of Pioneer Federal Savings Bank, another wholly-owned subsidiary of the Company. On November 8, 1996, ANB acquired the five branches from Pioneer Federal Savings Bank, and will operate eight of the nine branches acquired in the state of Washington under the name "Pacific One Bank, N.A.". The remaining branch will be closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

The Company recorded consolidated net income for the first nine months of 1996 of $59,948,000, an increase of $2,639,000, or 4.6%, over the first nine months of 1995. For the third quarter of 1996, the consolidated net income of $19,001,000 represented a decrease of 3.4% compared to the same quarter in 1995. Consolidated net income for the first nine months and quarter ended September 30, 1996 was negatively impacted by a pre-tax charge of $3,849,000 (after-tax charge of $2,309,000) resulting from the Bank Insurance Fund ("BIF")/Savings Association Insurance Fund ("SAIF") legislation enacted on September 30, 1996. The Deposit Insurance Funds Act of 1996 imposed a special one-time assessment at a rate of 65.7 cents per $100 of deposits on institutions holding SAIF-insured deposits on March 31, 1995, in order to recapitalize the SAIF fund. Exclusive of the special SAIF one-time assessment, consolidated net income for the first nine months and quarter ended September 30, 1996 on a recurring basis was $62,257,000 and $21,310,000, respectively, reflecting increases of 8.6% and 8.3%, respectively, over the corresponding periods in 1995. The improved operating results for the Company reflects the slow, but steady recovery of the Hawaii economy and a reduction in the Federal Deposit Insurance Corporation deposit insurance premium.

On a per share basis, consolidated net income for the nine months ended September 30, 1996 was $1.92, representing an increase of 6.7% over the same period in 1995. Consolidated net income per share for the quarter ended September 30, 1996 was $.60, representing a decrease of 3.2% compared to the same period in 1995. Exclusive of the aforementioned special one-time SAIF assessment, consolidated net income per share on a recurring basis for the first nine months and quarter ended September 30, 1996 were $1.99 and $.67, respectively, reflecting increases of 10.6% and 8.1%, respectively. The proportionately greater increase in earnings per share on a recurring basis for the nine months ended September 30, 1996 was attributable to the fewer average number of shares outstanding in 1996 as compared to 1995, as a result of the Company's stock repurchase program which authorized the total repurchase of up to 1.6 million shares (of which 1.1 million shares were repurchased through September 30, 1996), or five percent of the Company's approximately 32 million shares outstanding.

On an annualized basis, the Company's return on average total assets for the first nine months of 1996 was 1.04%, an increase of 3.0% over the same period in 1995, and return on average stockholders' equity was 11.99%, an increase of
 .1%, over the same period in 1995. The increase in return on average total assets was primarily attributable to the increase in net income partially offset by an increase in average total assets. The increase in return on average shareholders' equity was due to the increase in net income and the stock repurchase program previously discussed.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $15,994,000, or 7.2%, to $239,321,000 for the first nine months of 1996 from
$223,327,000 for the same period in 1995. Net interest income increased $7,997,000, or 10.5%, to $84,120,000 for the third quarter of 1996 from
$76,123,000 for the same period in 1995. The increases in net interest income for the first nine months and third quarter of 1996 over the same periods in 1995, were primarily due to increases in the net interest margin and average earning assets.

The net interest margin was 4.58% and 4.56% for the first nine months and third quarter of 1996, respectively, up 26 basis points (1% equals 100 basis points) and 10 basis points, respectively, over the same periods in 1995. Both the yield on average earning assets and rate paid on funding sources decreased during the first nine months and third quarter of 1996 as compared with the same periods in 1995. However, the 32 basis point decrease in the rate paid on funding sources outpaced the decrease in the yield on average earning assets of 6 basis points for the first nine months of 1996 as compared to the same period in 1995, resulting in a favorable impact on the net interest margin. In addition, the increases in noninterest-bearing demand deposits during the first nine months and third quarter of 1996 over the same periods in 1995 also contributed to the increase in the net interest margin. The disproportionate decrease in the rate paid on funding sources was attributable in part to the positive impact of interest rate swaps designed to minimize the effect of changing interest rate environments on the net interest margin.

For the first nine months of 1996, the net interest rate swap expense on deposit accounts decreased $5,647,000 compared to the same period in 1995.

Average earning assets increased by $75,096,000, or 1.1%, and $566,151,000, or 8.4%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995. The disproportionate increase in average earning assets for the first nine months of 1996 as compared to the third quarter of 1996 was due to the acquisition of the 31 branches in Oregon, Washington and Idaho and the acquisition of ANB Financial Corporation (the "Pacific Northwest Acquisitions"), which occurred on May 31 and July 31, 1996, respectively. The Company initially purchased or acquired $225,966,000 in investment securities as a result of the Pacific Northwest Acquisitions. In addition, in the second quarter of 1995, the Company securitized approximately $490,000,000 of adjustable rate mortgage loans with the Federal National Mortgage Association ("FNMA") in an effort to increase its funding capacity and liquidity. The securities backed by these loans are held by the Company and were reclassified to the investment securities portfolio. Excluding the aforementioned Pacific Northwest Acquisitions and loan securitization, the investment securities portfolio reflected decreases of $235,787,000, or 24.7%, and $84,700,000 or 10.3%, for the first nine months and third quarter of 1996, respectively, compared to the same periods in 1995. The investment securities portfolio was allowed to run-off as securities matured since the securitized loans provided the necessary collateral for public deposits and reverse repurchase agreements. In addition, the increases in the overall yield on the investment securities portfolio, compared to the first nine months and third quarter of 1995, were also attributable to the mortgage securitization.

Average loans decreased by $107,745,000, or 1.9%, for the first nine months of 1996 as compared to the same period in 1995. For the third quarter of 1996, average loans increased $438,799,000, or 8.4%, over the third quarter of 1995. The increase in the third quarter of 1996 was primarily due to the Pacific Northwest Acquisitions. Excluding the effect of the Pacific Northwest Acquisitions and loan securitization, average loans for the first nine months and the third quarter of 1996, reflected decreases of 1.2% and .4%, respectively, compared to the same periods in 1995. The Company continues its efforts to diversify the loan portfolio, both geographically and by industry. Also, the mix of average earning assets continues to change (excluding the effect of the Pacific Northwest Acquisitions and loan securitization), with higher-yielding average loans representing 84.8% and 85.1% of average earning assets for the first nine months and third quarter of 1996, respectively, as compared to 82.3% and 84.3%, respectively, for the same periods in 1995.

Average interest-bearing deposits and liabilities decreased by $3,673,000, or
 .1%, for the first nine months of 1996 compared to 1995. This decrease reflects the repayment of short-term borrowings from proceeds received from the run-off of the investment securities portfolio. This decrease was offset by increases in average deposits resulting from the Pacific Northwest Acquisitions and deposits acquired from a depository financial services company in the fourth quarter of 1995. In addition, the Company issued $50 million of long-term subordinated debt during the second quarter of 1996 to fund the Pacific Northwest Acquisitions. Average interest-bearing deposits and liabilities increased $437,064,000, or 7.6%, for the third quarter of 1996, over the same period in 1995 as a result of the Pacific Northwest Acquisitions.

As a result of depositors seeking higher yields, the mix of average interest-bearing deposits and liabilities changed with higher-yielding average time deposits representing 38.6% and 40.1% of average interest-bearing deposits and liabilities for the first nine months and third quarter of 1996, respectively, as compared to 33.1% and 33.7%, respectively, for the same periods in 1995.

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


                                                  QUARTER ENDED SEPTEMBER 30,
                               ------------------------------------------------------------------
                                             1996                               1995
                               -------------------------------    -------------------------------
                                            INTEREST                           Interest
                                 AVERAGE    INCOME/    YIELD/       Average    Income/    Yield/
         ASSETS                  BALANCE    EXPENSE    RATE(1)      Balance    Expense    Rate(1)
                               -----------  --------  --------    -----------  --------  --------
                                                     (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks            $   232,579  $  3,384    5.79%     $    59,358  $    912    6.10%

 Federal funds sold and
     securities purchased
     under agreements to
     resell                        118,877     1,612    5.39          175,397     2,464    5.57
 Investment securities           1,306,746    20,553    6.26        1,296,095    19,785    6.06
 Loans(2),(3)                    5,675,240   124,950    8.76        5,236,441   117,988    8.94
                               -----------  --------              -----------  --------

     Total earning assets        7,333,442   150,499    8.16        6,767,291   141,149    8.27
                                            --------                           --------
Nonearning assets                  749,136                            662,053
                               -----------                        -----------

     Total assets              $ 8,082,578                        $ 7,429,344
                               ===========                        ===========

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                               ------------------------------------------------------------------
                                             1996                            1995
                               -------------------------------    -------------------------------
                                            INTEREST                           Interest
                                 AVERAGE    INCOME/    YIELD/       Average    Income/    Yield/
         ASSETS                  BALANCE    EXPENSE    RATE(1)      Balance    Expense    Rate(1)
                               -----------  --------  --------    -----------  --------  --------
                                                     (dollars in thousands)
Earning assets:
 Interest-bearing deposits
     in other banks            $   213,708  $  9,036    5.65%     $    29,347  $  1,330    6.06%

 Federal funds sold and
     securities purchased
     under agreements to
     resell                        149,113     6,132    5.49          239,606    10,345    5.77
 Investment securities           1,199,860    57,289    6.38        1,110,887    47,460    5.71
 Loans(2),(3)                    5,420,974   353,550    8.71        5,528,719   365,287    8.83
                               -----------  --------              -----------  --------

     Total earning assets        6,983,655   426,007    8.15        6,908,559   424,422    8.21
                                            --------                           --------
Nonearning assets                  680,065                            661,106
                               -----------                        -----------

     Total assets              $ 7,663,720                        $ 7,569,665
                               ===========                        ===========

(1)  Annualized.

(2) Nonaccruing loans have been included in the computations of average loan balances.

(3) Interest income for loans included loan fees of $6,548 and $18,349 for the quarter and nine months ended September 30, 1996, respectively, and $6,003 and $18,009 for the quarter and nine months ended September 30, 1995, respectively.

                                                  QUARTER ENDED SEPTEMBER 30,
                               ------------------------------------------------------------------
                                             1996                               1995
                               -------------------------------    -------------------------------
                                            INTEREST                           Interest
   LIABILITIES AND               AVERAGE    INCOME/    YIELD/       Average    Income/    Yield/
STOCKHOLDERS' EQUITY             BALANCE    EXPENSE    RATE(1)      Balance    Expense    Rate(1)
                               -----------  --------  --------    -----------  --------  --------
                                                     (dollars in thousands)
Interest-bearing deposits
 and liabilities:

 Deposits                      $ 4,958,542  $ 48,798    3.91%     $ 4,292,443  $ 43,736    4.04%
 Short-term borrowings             996,377    13,090    5.23        1,253,721    17,893    5.66
 Long-term debt                    261,424     4,491    6.83          233,115     3,397    5.78
                               -----------  --------              -----------  --------

     Total interest-bearing
       deposits and
       liabilities               6,216,343    66,379    4.25        5,779,279    65,026    4.46
                                            --------    ----                   --------    ----

     Interest rate spread                               3.91%                              3.81%
                                                        ====                               ====

Noninterest-bearing demand
 deposits                          950,929                            830,513
Other liabilities                  228,104                            174,347
                               -----------                        -----------

     Total liabilities           7,395,376                          6,784,139

Stockholders' equity               687,202                            645,205
                               -----------                        -----------

     Total liabilities and
       stockholders' equity    $ 8,082,578                        $ 7,429,344
                               ===========                        ===========

     Net interest income
       and margin on
       earning assets                         84,120    4.56%                    76,123    4.46%
                                                        ====                               ====

Tax equivalent adjustment                        486                              1,125
                                            --------                           --------

     Net interest income                    $ 83,634                           $ 74,998
                                            ========                           ========

                                                NINE MONTHS ENDED SEPTEMBER 30,
                               ------------------------------------------------------------------
                                             1996                            1995
                               -------------------------------    -------------------------------
                                            INTEREST                           Interest
   LIABILITIES AND               AVERAGE    INCOME/    YIELD/       Average    Income/    Yield/
STOCKHOLDERS' EQUITY             BALANCE    EXPENSE    RATE(1)      Balance    Expense    Rate(1)
                               -----------  --------  --------    -----------  --------  --------
                                                     (dollars in thousands)
Interest-bearing deposits
 and liabilities:

 Deposits                      $ 4,634,603  $133,802    3.86%     $ 4,344,601  $131,841    4.06%
 Short-term borrowings           1,005,890    40,126    5.33        1,330,981    59,281    5.95
 Long-term debt                    262,908    12,758    6.48          231,492     9,973    5.76
                               -----------  --------              -----------  --------

     Total interest-bearing
       deposits and
       liabilities               5,903,401   186,686    4.22        5,907,074   201,095    4.55
                                            --------    ----                   --------    ----

     Interest rate spread                               3.93%                              3.66%
                                                        ====                               ====

Noninterest-bearing demand
 deposits                          885,044                            828,993
Other liabilities                  207,601                            194,097
                               -----------                        -----------

     Total liabilities           6,996,046                          6,930,164

Stockholders' equity               667,674                            639,501
                               -----------                        -----------

     Total liabilities and
       stockholders' equity    $ 7,663,720                        $ 7,569,665
                               ===========                        ===========

     Net interest income
       and margin on
       earning assets                        239,321    4.58%                   223,327    4.32%
                                                        ====                               ====

Tax equivalent adjustment                      1,609                              4,159
                                            --------                           --------

     Net interest income                    $237,712                           $219,168
                                            ========                           ========


(1) Annualized.

INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                          SEPTEMBER 30,      December 31,     September 30,
                               1996              1995             1995
                          -------------     -------------     -------------
                                            (in thousands)
   Amortized cost         $   1,240,314     $   1,166,178     $    144,432

   Unrealized gains               2,954             9,920              528

   Unrealized losses             (2,690)             (805)              (8)
                          -------------     -------------     ------------

   Fair value             $   1,240,578     $   1,175,293     $    144,952
                          =============     =============     ============


Book and fair values of held-to-maturity investment securities at September 30, 1995, were as follows:


                                           (in thousands)
  Book value                                $ 1,126,463

  Unrealized gains                               13,147

  Unrealized losses                              (1,569)
                                            -----------

  Fair value                                $ 1,138,041
                                            ===========

In December 1995, the Company made a one-time reclassification of its investment securities portfolio from held-to-maturity to available-for-sale as allowed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Gross realized gains and losses for the nine months ended September 30, 1996 and 1995 were as follows:

                                         1996                   1995
                                         ----                   ----
                                                   (in thousands)
  Realized gains                      $      46             $      69

  Realized losses                           (10)                  (62)
                                      ---------             ---------

  Securities gains, net               $      36             $       7
                                      =========             =========

Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at September 30, 1996, December 31, 1995 and September 30, 1995:

                                   SEPTEMBER 30, 1996       December 31, 1995          September 30, 1995
                                    AMOUNT        %          Amount       %             Amount       %
                                   --------   --------      ---------   -------        ---------   ------
                                                           (dollars in thousands)
Commercial, financial and
    agricultural                 $1,423,206     24.6%      $1,315,736    25.0%       $1,345,794     25.8%


Real estate:
    Commercial                    1,164,496     20.1          996,715    18.9           979,237     18.7

    Construction                    207,080      3.6          256,943     4.9           269,612      5.2
    Residential:
      Insured, guaranteed or
           conventional           1,457,046     25.2        1,334,063    25.4         1,295,940     24.8

      Home equity credit lines      462,288      8.0          432,229     8.2           437,238      8.4
                                 ----------     ----       ----------    ----        ----------    -----


      Total real estate loans     3,290,910     56.9        3,019,950    57.4         2,982,027     57.1
                                 ----------     ----       ----------    ----        ----------    -----

Consumer                            580,011     10.0          473,909     9.0           463,327      8.9
Lease financing                     236,483      4.1          241,721     4.6           226,829      4.3
Foreign                             255,396      4.4          208,229     4.0           206,266      3.9
                                 ----------     ----       ----------    ----        ----------    -----

      Total loans                 5,786,006    100.0%       5,259,545   100.0%        5,224,243    100.0%
                                               =====                    =====                      =====

Less allowance for loan losses       83,542                    78,733                    65,683
                                 ----------                ----------                ----------

      Total net loans            $5,702,464                $5,180,812                $5,158,560
                                 ==========                ==========                ==========

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 1996, total loans were $5,786,006,000, an increase of 10.0% from December 31, 1995. This increase was due to the Pacific Northwest Acquisitions. Excluding the impact of the Pacific Northwest Acquisitions, total loans as of September 30, 1996 would have reflected a slight increase as compared to December 31, 1995.

Total loans at September 30, 1996, represented 71.0% of total assets, 79.7% of total earning assets and 96.1% of total deposits compared to 69.5% of total assets, 77.7% of total earning assets and 98.2% of total deposits at December 31, 1995 and 70.5% of total assets, 78.3% of total earning assets and 102.5% of total deposits at September 30, 1995.

NONPERFORMING ASSETS

A summary of nonperforming assets at September 30, 1996, December 31, 1995 and September 30, 1995 follows:

                                                      SEPTEMBER 30,    December 31,    September 30,
                                                          1996             1995            1995
                                                    ----------------  -------------   ---------------
                                                                  (dollars in thousands)
Nonperforming loans:
    Nonaccrual:
         Commercial, financial and agricultural        $  16,655       $   16,229       $  18,872

         Real estate:
             Commercial                                   24,098           40,664          38,165
             Construction                                  6,924            9,697           2,260
             Residential:
                 Insured, guaranteed, or conventional     10,869           12,238           8,995
                 Home equity credit lines                    331              496             407
                                                       ---------       ----------       ---------

                 Total real estate loans                  42,222           63,095          49,827
                                                       ---------       ----------       ---------

         Consumer                                            457              390             109
         Lease financing                                      33               19              63
                                                       ---------       ----------       ---------

                 Total nonaccrual loans                   59,367           79,733          68,871
    Renegotiated:
         Commercial, financial and agricultural              616              682             733
         Real estate - commercial                          2,500            2,500           2,500
                                                       ---------       ----------       ---------

                 Total nonperforming loans                62,483           82,915          72,104

Other real estate owned                                   11,868            9,312           8,610
                                                       ---------       ----------       ---------

                 Total nonperforming assets            $  74,351       $   92,227       $  80,714
                                                       =========       ==========       =========
Loans past due 90 days or more
  and still accruing interest                          $  27,455       $   28,790       $  41,916
                                                       =========       ==========       =========

Nonperforming assets to total loans
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans              1.28%            1.75%           1.54%
    Including 90 days past due accruing loans              1.76%            2.30%           2.34%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans               .91%            1.22%           1.09%
    Including 90 days past due accruing loans              1.25%            1.60%           1.66%

Nonperforming assets decreased from $92,227,000 at December 31, 1995 to $74,351,000 at September 30, 1996.

The decrease in the nonaccrual real estate - commercial category and corresponding increase in the other real estate owned category were primarily due to the foreclosure of two real estate - commercial loans with carrying values totalling $7,295,000. The increase in other real estate owned was partially offset by the sale of a property with a carrying value of $4,167,000. In addition, paydowns on three nonaccrual real estate - commercial loans and one commercial loan totalling $16,502,000 and partial writedowns on three commercial loans and one real estate - construction loan totalling $2,204,000 contributed to the decrease in nonperforming assets. These decreases were partially offset by the addition of a real estate - commercial loan totalling $6,050,000.

Loans past due 90 days or more and still accruing interest totalled $27,455,000 at September 30, 1996, a decrease of 4.6% from December 31, 1995. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately collateralized and in the process of collection.

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

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                                 QUARTER ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------       ----------------------------------------
                                                  1996                  1995                     1996                  1995
                                            -----------------     -----------------       ------------------     -----------------
                                            AVERAGE   AVERAGE     Average   Average        AVERAGE   AVERAGE     Average   Average
                                            BALANCE   RATE(1)     Balance   Rate(1)        BALANCE   RATE(1)     Balance   Rate(1)
                                            -------   -------     -------   -------        -------   -------     -------   -------
                                                                            (dollars in thousands)
  Interest-bearing demand                $ 1,371,192  2.83%     $ 1,148,982   2.65%     $ 1,223,388   2.72%    $ 1,158,936   2.67%

  Savings                                  1,092,076  2.11        1,195,371   2.79        1,134,889   2.11       1,229,852   3.04
  Time                                     2,495,274  5.30        1,948,090   5.63        2,276,326   5.34       1,955,813   5.51
                                         -----------            -----------             -----------            -----------

        Total interest-bearing deposits    4,958,542  3.91        4,292,443   4.04        4,634,603   3.86       4,344,601   4.06


  Noninterest-bearing demand                 950,929     -          830,513      -          885,044      -         828,993      -
                                         -----------            -----------             -----------            -----------

        Total deposits                   $ 5,909,471  3.29%     $ 5,122,956   3.39%     $ 5,519,647   3.24%    $ 5,173,594   3.40%
                                         ===========            ===========             ===========            ===========


Average interest-bearing deposits increased $290,002,000, or 6.7%, and $666,099,000, or 15.5%, over the first nine months and third quarter of 1995. The increase in average interest-bearing deposits was due to the Pacific Northwest Acquisitions, the purchase of deposits from a depository financial services loan company in the fourth quarter of 1995 and various deposit product programs initiated by the Company in the latter part of 1995 and 1996. With the acquisitions and assumption of deposits and depositors seeking higher yields through the aforementioned deposit product programs, the mix of average interest-bearing deposits changed, with higher yielding average time certificate of deposits representing 49.1% and 50.3% of average interest-bearing deposits in the first nine months and third quarter of 1996, respectively, as compared to 45.0% and 45.4% in the same periods in 1995.

  (1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                          QUARTER ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ---------------------------        ---------------------------
                                                      1996           1995                 1996          1995
                                                  -------------  ------------        ------------   ------------
                                                                      (dollars in thousands)
Loans outstanding (end of period)                $  5,786,006     $ 5,224,243      $  5,786,006      $ 5,224,243
                                                 ============     ===========      ============      ===========

Average loans outstanding                        $  5,675,240     $ 5,236,441      $  5,420,974      $ 5,528,719
                                                 ============     ===========      ============      ===========

Allowance for loan losses summary:
   Balance at beginning of period                $     84,531     $    61,200      $     78,733      $    61,250
                                                 ------------     -----------      ------------      -----------

   Allowance due to Pacific
      Northwest Acquisitions                              306              --             6,506               --

   Loans charged off:
       Commercial, financial and agricultural           1,926           2,632             4,322            4,387
       Real estate:
          Commercial                                       39           1,212             1,325            2,268
          Construction                                    500               -               500              828
          Residential                                     833             769             2,023            1,284
       Consumer                                         3,126           2,027             8,737            5,544
       Lease financing                                     --             241                --              241
       Foreign                                             62              --               139               --
                                                 ------------     -----------      ------------      -----------
          Total loans charged off                       6,486           6,881            17,046           14,552
                                                 ------------     -----------      ------------      -----------

   Recoveries on loans charged off:
       Commercial, financial and agricultural              77             308               660              377
       Real estate:
          Commercial                                        1               2                 8                4
          Construction                                      3               5                 3               11
          Residential                                      44               1               181               18
       Consumer                                           412             349             1,315            1,191
       Lease financing                                     --              --                 2                4
       Foreign                                              5              --                18               --
                                                 ------------     -----------      ------------      -----------
          Total recoveries on loans
            charged off                                   542             665             2,187            1,605
                                                 ------------     -----------      ------------      -----------
          Net charge-offs                              (5,944)         (6,216)          (14,859)         (12,947)
   Provision charged to expense                         4,649          10,699            13,162           17,380
                                                 ------------     -----------      ------------      -----------
   Balance at end of period                      $     83,542     $    65,683      $     83,542      $    65,683
                                                 ============     ===========      ============      ===========


Net loans charged off to average loans                    .42% (1)        .47% (1)          .37% (1)         .31% (1)
Net loans charged off to allowance for
   loan losses                                          28.31% (1)      37.55% (1)        23.76% (1)       26.35% (1)
Allowance for loan losses to total
   loans (end of period)                                 1.44%           1.26%             1.44%            1.26%
Allowance for loan losses to nonperforming
   loans (end of period):
       Excluding 90 days past due
          accruing loans                                 1.34x            .91x             1.34X             .91x
       Including 90 days past due
          accruing loans                                  .93X            .58x              .93X             .58x

(1)    Annualized.

For the first nine months of 1996, the provision for loan losses was $13,162,000, a decrease of $4,218,000, or 24.3%, compared to the same period in 1995. The provision for loan losses was $4,649,000 for the third quarter of 1996, a decrease of $6,050,000, or 56.5%, compared to the same period in 1995. The decrease in the provision for loan losses is consistent with the decrease in nonperforming assets for the same periods.

Net charge-offs for the first nine months of 1996 were $14,859,000, an increase of $1,912,000, or 14.8%, over the same period in 1995. Net charge-offs for the third quarter of 1996 were $5,944,000 compared to $6,216,000 for the same period a year ago. The increase in net charge-offs for the first nine months of 1996 over the same period in 1995 was primarily due to increased charge-offs in all categories of consumer loans which include direct loans, indirect dealer loans and credit cards.

The allowance for loan losses increased to 134% of nonperforming loans at September 30, 1996 (excluding 90 days past due accruing loans) from 95% at December 31, 1995, reflecting the decrease in nonperforming loans and increase in the allowance for loan losses in the first nine months of 1996.

In management's judgment, the allowance for loan losses is adequate to absorb potential losses currently inherent in the portfolio, however, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance for loan losses.

NONINTEREST INCOME

Noninterest income of Pacific One Bank and ANB Financial Corporation are included in the Company's results of operations since May 31, 1996 and July 31, 1996, respectively.

Exclusive of securities transactions, noninterest income for the first nine months of 1996 totalled $77,120,000, an increase of $4,978,000, or 6.9%, over the same period in the prior year. Exclusive of securities transactions, noninterest income for the third quarter of 1996 decreased $1,691,000, or 6.2%, compared to the same period in 1995. Excluding the Pacific Northwest Acquisitions and securities transactions, noninterest income for the first nine months of 1996 increased $3,206,000, or 4.4%, over the same period in 1995. Conversely, for the third quarter of 1996, exclusive of the Pacific Northwest Acquisitions and securities transactions, noninterest income decreased $3,158,000, or 11.5%, compared to the same period in 1995.

Trust and Investment Division income increased $837,000, or 4.8%, and $489,000, or 8.8%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995.

Service charges on deposit accounts increased $1,106,000, or 6.1%, and $1,089,000, or 18.5%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995. Excluding the Pacific Northwest Acquisitions, service charges on deposit accounts increased $271,000, or 1.5%, and $369,000, or 6.3%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995. The disproportionate percentage increase in the third quarter of 1996 was partly attributable to higher fees on analyzed accounts.

Other service charges and fees increased $3,915,000, or 14.9%, and $781,000, or 8.2%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995. Excluding the Pacific Northwest Acquisitions, other service charges and fees increased $3,067,000, or 11.7%, and $86,000, or .9%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995. These increases were primarily the result of higher merchant discount and mortgage brokerage fees and income earned from annuity and mutual fund sales.

Other noninterest income decreased $880,000, or 8.6%, and $4,050,000, or 62.3%, for the first nine months and third quarter of 1996, respectively, compared to the same periods in 1995. These decreases were primarily due to insurance recoveries and reversal of accruals totalling $4,700,000 recorded in September 1995 related to losses incurred in December 1994 in the trust area. In December 1994, the Company recognized a nonrecurring charge of $5,000,000 to cover estimated losses attributable to investments made in the trust area that were outside of the clients' express investment guidelines. The decrease for the first nine months of 1996 was partially offset by a gain on sale of other real estate owned of $3,029,000 recognized in the second quarter of 1996.

NONINTEREST EXPENSES

Noninterest expenses of Pacific One Bank and ANB Financial Corporation are included in the Company's results of operations since May 31, 1996 and July 31, 1996, respectively.

Noninterest expenses totalled $210,728,000 and $75,376,000 for the first nine months and third quarter of 1996, respectively, representing increases of 13.8% and 22.6%, respectively, over the same periods a year ago. Excluding the Pacific Northwest Acquisitions, noninterest expenses increased $16,083,000, or 8.7%, and $6,278,000, or 10.2%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995.

Total personnel expenses (salaries and wages and employee benefits) increased $12,269,000 or 13.6%, and $4,102,000, or 13.1%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995. Excluding the Pacific Northwest Acquisitions, personnel expenses increased $7,614,000, or 8.4%, and $577,000, or 1.8%, for the first nine months and third quarter of 1996, respectively, over the same periods in 1995. The increases were primarily due to an increase in employee benefit costs associated with the curtailment of a noncontributory pension plan in the fourth quarter of 1995, which was replaced with a 401(k) match and money purchase plan, effective January 1, 1996. Also, higher salaries and wages reflecting normal merit increases in 1996 and lower expenses related to various employee benefit and incentive accounts in 1995 contributed to the increases.

Occupancy expense for the first nine months and third quarter of 1996 increased $676,000, or 3.5%, and $784,000, or 12.5%, respectively, over the same periods in 1995. The increases were primarily due to the Pacific Northwest Acquisitions and higher building maintenance expenses in 1996.

Equipment expense decreased $1,013,000, or 5.7%, for the first nine months of 1996 compared to the same period in 1995. For the third quarter of 1996, equipment expense increased $74,000, or 1.3%, over the same period in 1995. Excluding the Pacific Northwest Acquisitions, equipment expense decreased $1,386,000, or 7.8%, and $233,000, or 4.2%, for the first nine months and third quarter of 1996, respectively, compared to the same periods in 1995. The decreases were a result of lower depreciation on furniture and equipment and service contract and equipment rental expenses in 1996.

Exclusive of: (1) the aforementioned $3,849,000 SAIF one-time special assessment recognized this quarter; (2) a pre-tax loss of $1,925,000 (after-tax gain of $399,000 due to a net tax benefit of $2,344,000 resulting from the reversal of the related tax liabilities) recognized on the sale of a certain leveraged lease in the first quarter of 1996; (3) the Pacific Northwest Acquisitions; and (4) the Federal Deposit Insurance Corporation's (the "FDIC") insurance refund plus interest of $2,774,000 received in September 1995 as a result of the reduction in the assessment from 23 cents to 4 cents per $100 of deposits effective June 1, 1995, other noninterest expenses for the first nine months increased $1,089,000, or 1.8%, over the same period in 1995. The increase was primarily due to higher interchange settlement fees, outside services, legal fees (primarily related to foreclosed property) and nonrecurring losses in connection with a certain credit card fraud. This increase was partially offset by: (1) a decrease in the FDIC deposit insurance assessment rate from 23 to 4 cents per $100 of insured deposits beginning June 1995 compared to zero beginning January 1996; and (2) the write-off of the residual values of $620,000 related to the early termination of certain leveraged leases in June 1995. Exclusive of the aforementioned nonrecurring items and the Pacific Northwest Acquisitions, other noninterest expenses for the third quarter of 1996 decreased $1,078,000, or 5.1%, compared to the same period in 1995. The decrease was primarily due to the decrease in the FDIC assessment rate, partially offset by higher interchange settlement fees and outside services.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first nine months and third quarter of 1996 was 34.1% and 35.3%, respectively, as compared to 35.5% and 35.1%, respectively, for the same periods in 1995. The decrease in the effective income tax rate for the nine month period ended September 30, 1996, was primarily due to the reversal of deferred tax liabilities (reflecting a change in the State tax laws) related to the aforementioned leveraged lease sale.

LIQUIDITY AND CAPITAL

Stockholders' equity was $694,185,000 at September 30, 1996, a 6.9% increase from $649,537,000 at December 31, 1995. Average stockholders' equity represented 8.5% of average total assets for the third quarter of 1996 compared to 8.7% in the same quarter last year. There was no significant change in the Company's liquidity position during the third quarter of 1996.

The following tables present the Company's regulatory capital position at September 30, 1996:

                           RISK-BASED CAPITAL RATIOS

                                                                  AMOUNT             RATIO
                                                               -----------          -------
                                                                     (dollars in thousands)

Tier 1 Capital                                                 $   568,103             8.26%
Tier 1 Capital minimum requirement (1)                             274,969             4.00
                                                               -----------           ------

    Excess                                                     $   293,134             4.26%
                                                               ===========           ======

Total Capital                                                  $   801,645            11.66%
Total Capital minimum requirement (1)                              549,938             8.00
                                                               -----------           ------

    Excess                                                     $   251,707             3.66%
                                                               ===========           ======

Risk-weighted assets                                           $ 6,874,222
                                                               ===========


                                 LEVERAGE RATIO

                                                                  AMOUNT             RATIO
                                                               -----------           -------
                                                                     (dollars in thousands)

Tier 1 Capital to average quarterly total assets
    (net of certain intangibles)
    Tier 1 Leverage Ratio                                      $   568,103             7.14%
Minimum leverage requirement (2)                                   238,713             3.00
                                                               -----------           ------

    Excess                                                     $   329,390             4.14%
                                                               ===========           ======

Average quarterly total assets (net of certain intangibles)    $ 7,957,102
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

                 Exhibit 27    Financial data schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST HAWAIIAN, INC.
                                             (Registrant)



Date       November 13, 1996        By            /s/ HOWARD H. KARR
     ---------------------------       --------------------------------------
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