Form 10-K
period 1996-12-31
FIRST HAWAIIAN INC
filed 1997-03-24
CIK 36377

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                         -----------------------------
                                   FORM 10-K
         (Mark One)

          [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1996

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from . . . . . . . to  . . . . . . .

                         Commission file number 0-7949

                         -----------------------------

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                         -----------------------------

               DELAWARE                                  99-0156159
       (State of incorporation)                       (I.R.S. Employer
                                                     Identification No.)

          999 BISHOP STREET,
           HONOLULU, HAWAII                                 96813
         (Address of principal                           (Zip Code)
          executive offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (808) 525-7000

                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange on
          Title of each class                          which registered
                 None                                  Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $5.00 Par Value
                                (Title of class)

                         -----------------------------

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

             The aggregate market value of the voting stock held by
                        nonaffiliates of the registrant
                   as of February 21, 1997 was $618,343,000.

                The number of shares outstanding of each of the
                      registrant's classes of common stock
                          as of February 21, 1997 was:

             Title of Class                      Number of Shares Outstanding
     -----------------------------               ----------------------------
     Common Stock, $5.00 Par Value                    31,774,840 Shares

                         -----------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the following documents are incorporated by reference in this Form
                                     10-K:

                DOCUMENTS                             FORM 10-K REFERENCE
First Hawaiian, Inc. Annual Report 1996                Parts I and II
First Hawaiian, Inc. Proxy Statement dated
 March 3, 1997 for the Annual Meeting
            of Stockholders                               Part III

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


                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . .       14

Item 11.     Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Item 12.     Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . .       14

Item 13.     Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . .       14


                                                  PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

                                     PART I

ITEM 1.   BUSINESS

FIRST HAWAIIAN, INC. -

First Hawaiian, Inc. (the "Corporation"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), as amended. As a bank holding company, the Corporation is allowed to acquire or invest in the securities of companies that are engaged in banking or in activities closely related to banking as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation is also a registered savings and loan holding company under section 10 of the Home Owner's Loan Act, as amended. The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in First Hawaiian Bank (the "Bank"), a State of Hawaii chartered bank; First Hawaiian Creditcorp, Inc. ("Creditcorp") and FHL Lease Holding Company, Inc. ("FHL"), each a financial services loan company; Pioneer Federal Savings Bank ("Pioneer"), a federally chartered savings bank; Pacific One Bank ("Pacific One"), a State of Oregon chartered bank with authority to operate branches in Idaho; ANB Financial Corporation ("ANB"), a registered bank holding company under the BHCA and Pacific One Bank, National Association ("Pacific One Bank, N.A."), a national banking association and wholly-owned subsidiary of ANB. The Bank, Creditcorp, FHL, Pioneer, Pacific One and ANB are wholly-owned subsidiaries of the Corporation. At December 31, 1996, the Corporation had consolidated total assets of $8.0 billion, total deposits of $5.9 billion and total stockholders' equity of $705.9 million.

Based on assets as of June 30, 1996, the Corporation was the 67th largest bank holding company in the United States as reported in the American Banker.

FIRST HAWAIIAN BANK -

The Bank, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu. The Bank is a State of Hawaii- chartered bank that is not a member of the Federal Reserve System. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended (the "FDIA").

The Bank is a full-service bank conducting a general commercial and consumer banking business and offering trust services. Its banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, agricultural, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler's checks, personal money orders, cash management services, mutual funds and annuities; issuing letters of credit; handling domestic and foreign collections; providing safe deposit and night depository facilities; offering lease financing; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

At December 31, 1996, the Bank had total deposits of $4.5 billion and total assets of $6.0 billion, making it the second largest bank in Hawaii.

    Domestic Services -

The domestic operations of the Bank are carried out through its main banking office located in Honolulu, Hawaii and other banking offices located throughout the State of Hawaii. During 1996, the Bank had 56 other banking offices in Hawaii. All but two of the banking offices are equipped with automatic teller machines which provide 24-hour service to customers wishing to make withdrawals from and deposits to their personal checking accounts, to transfer funds between checking and savings accounts, to make balance inquiries, to obtain interim bank statements, and to make utility and loan payments. Forty nonbranch locations provide balance inquiry and withdrawal transaction services only. The Bank is a member of the CIRRUS(R)/MasterCard(R), Plus(R)/VISA(R) and Star System(R) automatic teller machine networks, providing its customers with access to their funds nationwide and in selected foreign countries.

    Lending Activities -

The Bank engages in a broad range of lending activities, including making real estate, commercial and consumer loans. At December 31, 1996, the Bank's loans totalled $4.2 billion, representing 70.0% of total assets. At that date, 49.2% of the loans were construction, commercial and residential real estate loans, 28.5% were commercial loans, 12.2% were consumer loans, 6.8% were foreign loans and 3.3% were leases.

Real Estate Lending--Construction. The Bank provides construction financing for a variety of commercial and residential single-family subdivision and multi-family developments. At December 31, 1996, approximately 8.6% of the Bank's total real estate loans were collateralized by properties under construction.

Real Estate Lending--Commercial. In the commercial real estate area, the Bank provides permanent financing for a variety of commercial developments, such as various retail facilities, warehouses, and office buildings. At December 31, 1996, approximately 37.5% of the Bank's total real estate loans were collateralized by commercial properties.

Real Estate Lending--Residential. The Bank makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance or improve residential real property. The loans are collateralized by mortgage liens on the related property, substantially all of which is located in Hawaii. At December 31, 1996, approximately 53.9% of the Bank's total real estate loans were collateralized by single-family and multi-family residences.

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

    Trust Services -

The Bank's Trust and Investments Division offers a full range of trust and investment management services. The Division provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. As of December 31, 1996, the Trust and Investments Division had 5,321 accounts with a market value of $8.5 billion. Of this total, $6.3 billion represented assets in nonmanaged accounts and $2.2 billion were managed assets.

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

Creditcorp's primary source of funds is time and savings deposits from the general public. The deposits are insured by the FDIC to the extent and subject to the limitations set forth in the FDIA.

Creditcorp also utilizes borrowings as an additional source of funding for its loan portfolio and is a member of the Federal Home Loan Bank of Seattle (the "FHLB of Seattle") which provides a central credit facility for member institutions. As of December 31, 1996, Creditcorp was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $2.4 million in this regional facility. As of December 31, 1996, Creditcorp's investment in the capital stock of the FHLB of Seattle totalled $7.8 million and advances from the FHLB of Seattle aggregated $23.5 million.

At December 31, 1996, Creditcorp had total deposits of $358.3 million, total loans of $408.3 million and total assets of $438.3 million.

FHL LEASE HOLDING COMPANY, INC. -

FHL, a financial services loan company, primarily finances and leases personal property including equipment and vehicles, and acts as an agent, broker or advisor in the leasing or financing of such property for affiliates as well as third parties.

At December 31, 1996, FHL's net investment in leases amounted to $100.4 million and total assets were $128.6 million. FHL's primary source of funds is borrowings from the Corporation.

PIONEER FEDERAL SAVINGS BANK -

Pioneer is a federally chartered savings bank operating in the State of Hawaii. Pioneer, the oldest savings bank in Hawaii, was chartered in 1890 by King David Kalakaua. Presently, Pioneer maintains 19 branch offices located on the four major islands of the State of Hawaii. At December 31, 1996, Pioneer had total assets of $777.0 million. Based on total assets at December 31, 1996, Pioneer was the fourth largest of six Savings Association Insurance Fund ("SAIF") - insured institutions operating in the State of Hawaii.

Pioneer is primarily engaged in attracting deposits from the general public through a variety of deposit products. Together with borrowings, principally from the FHLB of Seattle, and funds from ongoing operations, these resources are invested in the origination of conventional adjustable and fixed rate, 1-4 family residential mortgage loans. Pioneer is also engaged in other types of mortgage lending, including home equity loans, loans on smaller multi-family projects and, to a lesser extent, in other consumer lending activities. Mortgage lending activity, both origination and purchases, has been limited to loans collateralized by property in the State of Hawaii. As of December 31, 1996, Pioneer was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $7.1 million in this regional facility. As of December 31, 1996, Pioneer's investment in the capital stock of the FHLB of Seattle totalled $31.1 million and advances from the FHLB of Seattle aggregated $142.0 million.

On May 31, 1996, Pioneer acquired five branches in the State of Washington which were being divested by U.S. Bancorp and West One Bancorp, as a result of their merger, at a purchase price of $4.9 million. Pioneer operated these branches under the name Pacific One Bank, FSB until November 8, 1996, when they were sold to American National Bank at book value (see "ANB Financial Corporation" below).

In October 1996, Pioneer's residential lending operations were merged with the Bank. Pioneer's remaining operations are scheduled to be merged with and into the Bank in April 1997.

At December 31, 1996, Pioneer had total deposits of $404.0 million, total loans of $569.1 million and total assets of $777.0 million.

PACIFIC ONE BANK -

On May 31, 1996, the Corporation acquired 31 branches located in the States of Oregon, Washington, and Idaho (including the five branches acquired by Pioneer), which were being divested by U.S. Bancorp and West One Bancorp as a result of their merger, at an aggregate purchase price of $36 million. Of the 31 branches acquired by the Corporation, the 26 Oregon and Idaho branches are being operated as Pacific One Bank, which is headquartered in Portland, Oregon. Pacific One Bank is a State of Oregon-chartered bank and is not a member of the Federal Reserve System. Its deposits are insured by the BIF of the FDIC to the extent and subject to the limitations set forth in the FDIA.

Pacific One Bank is a full-service bank offering personal and commercial banking services including demand, savings and time deposits; making commercial, agricultural, real estate and consumer loans; offering international banking products and cash management services; and selling mutual funds and annuities.

At December 31, 1996, Pacific One Bank had total deposits of $563.0 million, total loans of $427.3 million and total assets of $692.8 million.

ANB FINANCIAL CORPORATION-

On July 31, 1996, for a purchase price of $17.5 million, the Corporation acquired ANB Financial Corporation, a bank holding company registered under the BHCA and headquartered in Kennewick, Washington, and its wholly-owned subsidiary, American National Bank. On November 8, 1996, American National Bank acquired five branches from Pioneer and changed its name to Pacific One Bank, N.A.

Pacific One Bank, N.A. is a national banking association and its deposits are insured by the BIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. Pacific One Bank, N.A. offers a variety of financial services including demand, savings and time accounts for personal and commercial accounts. It also offers commercial, agricultural, real estate and consumer loan products, cash management services and mutual funds and annuities.

At December 31, 1996, Pacific One Bank, N.A. had total deposits of $142.5 million, total loans of $106.8 million and total assets of $184.7 million.

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

HAWAII INVESTORS FOR AFFORDABLE HOUSING INC. -

To further enhance the Bank's, Creditcorp's and Pioneer's community reinvestment program and provide support for the development of additional affordable housing rental units in Hawaii, the Bank, Creditcorp and Pioneer, together with eight other HCRC member institutions, have subscribed to a $19.7 million tax credit equity fund.

The $19.7 million Hawaii Affordable Housing Fund I (the "Fund") has been established to invest in qualified low income housing tax credit rental projects and insure that these projects are maintained as low income housing throughout the required compliance period. The Bank's, Creditcorp's and Pioneer's investments in this Fund will be included in each of the companies' investment portfolio.

EMPLOYEES -

At December 31, 1996, the Corporation had 3,384 full-time equivalent employees. The Bank employed 2,691 persons and the other subsidiaries employed 693 persons. None are represented by any collective bargaining agreements and relations with employees are considered excellent.

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

COMPETITION -

Competition in the financial services industry in Hawaii is intense. Hawaii-based commercial banks, savings institutions, financial services loan companies and credit unions compete against one another. Based upon the latest available figures, total deposits of all financial institutions in Hawaii as of September 30, 1996 amounted to approximately $24 billion. The principal subsidiaries of the two largest bank holding companies, Bancorp Hawaii, Inc. and the Corporation, accounted for 31% and 19% of total deposits (including domestic, foreign and public deposits), respectively. The next largest competitors were American Savings Bank, F.S.B. and Bank of America, F.S.B., with 9% and 8%, respectively, of total deposits. In addition, out-of-state mutual funds, insurance companies, brokerage firms and other financial services providers also compete for consumer and commercial business in Hawaii.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies, effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Effective June 1, 1997, Hawaii law will permit out-of-state banks to acquire branches located in Hawaii by purchasing or merging with a Hawaii state bank or a national banking association having its headquarters located in Hawaii. However, out-of-state banks will not be permitted to establish de novo branches or purchase individual branches located in Hawaii. The State of Washington, where Pacific One Bank, N.A. operates, and the States of Oregon and Idaho, where Pacific One operates, each have adopted similar legislation. The new federal and state laws may increase competition within the markets in which the Corporation now operates, but the Corporation cannot predict whether and to what extent competition will increase in those markets.

SUPERVISION AND REGULATION -

As a bank holding company, the Corporation is subject to supervision and examination by the Federal Reserve Board under the BHCA. The Corporation will also be regulated and supervised by the OTS as a savings and loan holding company until Pioneer is merged into the Bank, scheduled for April 1997. The various subsidiaries of the Corporation are subject to regulation and supervision by the state banking authorities of Hawaii, Oregon and Idaho, as well as the FDIC, the Office of the Comptroller of the Currency (the "OCC"), the OTS and various other regulatory agencies.

Holding Company Structure. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking as to be a proper incident thereto. The Corporation must obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; before merging or consolidating with another bank holding company; and before acquiring substantially all of the assets of any additional bank. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares in any company which is not a bank or a bank holding company, unless the Federal Reserve Board determines that the activities of such company are so closely related to banking as to be a proper incident thereto. In making such determinations, the Federal Reserve Board considers, among other things, whether the performance of such activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations.

As a holding company, the principal source of the Corporation's cash revenue has been dividends and interest received from the Bank and other subsidiaries of the Corporation. Under Hawaii law, the Bank is prohibited from declaring or paying any dividends in excess of its retained earnings. Pioneer, Creditcorp, Pacific One and Pacific One Bank, N.A. are also subject to regulatory limitations on the amount of dividends they may declare and pay. At December 31, 1996, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $345.6 million. There are also statutory limits on the transfer of funds to the Corporation and certain of its nonbanking subsidiaries by the Bank, Pioneer, Creditcorp, Pacific One and Pacific One Bank, N.A., whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Corporation or any such nonbanking subsidiary are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Pioneer, Creditcorp, Pacific One and Pacific One Bank, N.A. are subject to comparable limitations. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board, OCC and FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. In addition, the regulatory capital requirements of the Federal Reserve Board, FDIC, OCC and OTS may limit the ability of the Corporation and its insured depository subsidiaries to pay dividends. See "Federal Deposit Insurance Corporation Improvement Act of 1991" and "Capital Requirements," below.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to make capital infusions into a troubled subsidiary bank, and the Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. This capital infusion may be required at times when the Corporation may not have the resources to provide it. Any capital loans by the Corporation to one of its subsidiary banks would be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In connection with its application to the Federal Reserve Board for authority to acquire Pioneer, the Corporation committed that Pioneer will meet all present and future minimum capital ratios adopted for savings associations by the OTS or the FDIC. In the event of the bankruptcy of the Corporation, this commitment would be assumed by the bankruptcy trustee and be entitled to a priority of payment.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. A central feature of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") is the requirement that the federal banking agencies take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital levels applicable to such institutions (including the Bank, Pioneer, Creditcorp, Pacific One and Pacific One Bank, N.A.): "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA, a depository institution is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 4% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater,
(ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A depository institution is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMEL rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 1996, all of the Corporation's subsidiary depository institutions were "well capitalized."

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

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not make any payments of interest or principal on their subordinated debt and are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution becomes critically undercapitalized. In addition, the FDIC has adopted regulations under FDICIA prohibiting an insured depository institution from accepting brokered deposits (as defined by the regulations) unless the institution is "well capitalized" or is "adequately capitalized" and receives a waiver from the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the top risk classification category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Deposit Funds Act"), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates as apply to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the "FICO") in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for 1997 will be 1.3 basis points in the case of BIF-insured institutions, and 6.4 basis points in the case of SAIF-insured institutions. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

Capital Requirements. The Corporation and certain of its subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in "Note 11. Regulatory Capital Requirements" (page 54) in the Financial Review section of the Corporation's Annual Report 1996, and is incorporated herein by reference thereto.

FDICIA required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On December 15, 1994, the federal banking agencies adopted amendments to their respective risk-based capital requirements that explicitly identify concentrations of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy.
The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors.

In August 1996, the federal banking regulators adopted amendments to their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. Under these amendments, which become effective at year-end 1997, banks with relatively large trading activities will be required to calculate their capital charges for market risk using their own internal value-at-risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. As a result, certain institutions will be required to hold capital based on the measure of their market risk exposure in addition to existing capital requirements for credit risk. These institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The Corporation does not expect these amendments to have a material effect on its business or operations.

STATISTICAL DISCLOSURES -

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures to be included in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission (the "SEC"). The statistical information required is presented in the tables shown below in the Corporation's Annual Report 1996, which tables are incorporated herein by reference thereto. The tables and information contained therein have been prepared by the Corporation and have not been audited or reported upon by the Corporation's independent accountants.

Information in response to the following applicable sections of Guide 3 is included in the Financial Review section of the Corporation's Annual Report 1996, and is incorporated herein by reference thereto:

                                                                                         PAGE NUMBERS IN
                                                                                   ---------------------------
                                                                                       FIRST HAWAIIAN, INC.
                                                                                        ANNUAL REPORT 1996
                         DISCLOSURE REQUIREMENTS                                            (EXHIBIT 13)
                         -----------------------                                  -----------------------------
  I.    Distribution of Assets, Liabilities and Stockholders' Equity;
        Interest Rates and Interest Differential -
        A. Average balance sheets                                                             26 - 27
        B. Analysis of net interest earnings                                                  26 - 27
        C. Dollar amount of change in interest income and interest expense                      28

 II.    Investment Portfolio -
        A. Book value of investment securities                                                50 - 51
        B. Investment securities by maturities and weighted average yields                      41
        C. Investment securities in excess of 10% of stockholders' equity                       51

III.    Loan Portfolio -
        A. Types of loans                                                                       34
        B. Maturities and sensitivities of loans to changes in interest rates                 35, 39
        C. Risk elements
           1.  Nonaccrual, past due and restructured loans                               36 - 37, 47 - 48
           2.  Foreign outstandings                                                             58
           3.  Loan concentrations                                                            34 - 35

 IV.    Summary of Loan Loss Experience -
        A. Analysis of loss experience                                                      29 - 31, 48
        B. Breakdown of the allowance for loan losses                                         30, 32

  V.    Deposits -
        A. Average amount and average rate paid on deposits                                     37
        D. Maturity distribution of domestic time certificates of deposits
           of $100,000 or more                                                                  37
        E. Time certificates of deposit in denominations of $100,000 or more
           issued by foreign offices                                                            52

 VI.    Return on Equity and Assets                                                             23

VII.    Short-Term Borrowings                                                                 52 - 53

ITEM 2.    PROPERTIES

The Bank indirectly (through two subsidiaries), owns all of a city block in downtown Honolulu containing 55,775 square feet. The administrative headquarters of the Corporation and the Bank, and main branch of the Bank were formerly located on a portion of the city block. The buildings were demolished and the Bank began construction of a modern banking center on this city block. The headquarters building was completed in September 1996 and includes 418,000 square feet of gross office space. Information about the lease financing of the headquarters building is included in "Note 17. Lease Commitments" (pages 58 through 59) in the Financial Review section of the Corporation's Annual Report 1996, which is incorporated herein by reference thereto.

Seventeen of the Bank's offices in Hawaii are located on land owned in fee simple by the Bank. Twenty-five of the fifty-three branches operated by Pioneer, Pacific One and Pacific One Bank, N.A. are located on land owned in fee simple by the respective companies. The other branches of the Bank, Pioneer, Pacific One, Pacific One Bank, N.A. and Creditcorp are situated in leasehold premises or in buildings constructed by the respective companies on leased land (see "Note 17. Lease Commitments" (pages 58 through 59) in the Financial Review section of the Corporation's Annual Report 1996, which is incorporated herein by reference thereto). In addition, the Bank owns an operations center which is located on 125,919 square feet of land owned in fee simple by the Bank in an industrial area near downtown Honolulu. The Bank occupies all of this four-story building.

The Bank owns a five-story, 75,000 square foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam.

ITEM 3.        LEGAL PROCEEDINGS

Various legal proceedings are pending against the Corporation or its subsidiaries. The ultimate liability of the Corporation, if any, cannot be determined at this time. Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Corporation's consolidated financial position.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Corporation with their positions, age and business experience during the past five years:

                 OFFICER                       AGE                       BUSINESS EXPERIENCE DURING LAST 5 YEARS
----------------------------------------    ------       ----------------------------------------------------------------------
Walter A. Dods, Jr.                            55        Chairman of the Board and Chief Executive Officer of the Corporation
  Chairman, Chief Executive                              since 1989; President of the Corporation from 1989 - 1991; Executive
  Officer and Director                                   Vice President of the Corporation from 1982 - 1989; Director of the
                                                         Corporation since 1983; Chairman of the Board and Chief Executive
                                                         Officer of the Bank since 1989; President of the Bank from 1984 -
                                                         1989; Director of the Bank since 1979.  Mr. Dods has been with the
                                                         Bank since 1968.

John K. Tsui                                   58        President and Director of the Corporation since April and July 1995,
  President and Director                                 respectively; Director, President and Chief Operating Officer of the
                                                         Bank since July 1994; Chairman of FHL since 1995; Director and Chief
                                                         Executive Officer of FHL since September 1994.  Mr. Tsui was
                                                         Executive Vice President of Bancorp Hawaii, Inc. from 1986 - June
                                                         1994 and was Vice Chairman of Bank of Hawaii from 1989 - June 1994.
                                                         Mr. Tsui was with Bancorp Hawaii, Inc. from 1984 - June 1994.

Donald G. Horner                               46        Executive Vice President of the Corporation since 1989; Vice
  Executive Vice President                               President of the Corporation from 1987 - 1989; Vice Chairman of the
                                                         Bank since July 1994; Executive Vice President of the Bank from 1993
                                                         - 1994; Chairman of Creditcorp since 1993; Chairman and Chief
                                                         Executive Officer of Creditcorp from 1992 - 1993; Director of
                                                         Creditcorp since 1985; President of Creditcorp from 1985 - 1992;
                                                         Director of FHL since 1983; President of FHL from 1985 - 1994.  Mr.
                                                         Horner has been with the Bank since 1978.

Howard H. Karr                                 54        Executive Vice President and Treasurer of the Corporation since 1990;
  Executive Vice President and                           Vice President and Treasurer of the Corporation from 1978 - 1990;
  Treasurer                                              Vice Chairman, Chief Financial Officer and Treasurer of the Bank
                                                         since September 1993; Vice Chairman and Chief Financial Officer of
                                                         the Bank from 1992 - 1993; Executive Vice President and Chief
                                                         Financial Officer of the Bank from 1989 - 1991; Senior Vice President and Controller of the Bank from 1979 - 1989.  Mr. Karr has been with the Bank since 1973.


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

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Required information is included in "Common Stock Information" (page 22) in the Financial Review section of the Corporation's Annual Report 1996, and is incorporated herein by reference thereto.

ITEM 6.   SELECTED FINANCIAL DATA

Required information is included in "Summary of Selected Consolidated Financial Data" (page 23) in the Financial Review section of the Corporation's Annual Report 1996, and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 24 through 41) in the Financial Review section of the Corporation's Annual Report 1996, and is incorporated herein by reference thereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in the Financial Review section of the Corporation's Annual Report 1996, which is incorporated herein by reference thereto as follows:

                                                                    PAGE NUMBER
                                                                    -----------
Report of Independent Accountants                                            42
First Hawaiian, Inc. and Subsidiaries:
     Consolidated Balance Sheets at December 31, 1996 and 1995               43
     Consolidated Statements of Income for the years ended
         December 31, 1996, 1995 and 1994                                    44
     Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1996, 1995 and 1994                45
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                    46
First Hawaiian, Inc. (Parent Company):
     Balance Sheets at December 31, 1996 and 1995                            61
     Statements of Income for the years ended December 31, 1996,
         1995 and 1994                                                       61
     Statements of Changes in Stockholders' Equity for the
         years ended December 31, 1996, 1995 and 1994                        45
     Statements of Cash Flows for the years ended December 31, 1996,
         1995 and 1994                                                       62
Notes to Financial Statements                                           47 - 62
Summary of Quarterly Financial Data (Unaudited)                              40
Supplementary Data                                                           41

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

ITEM 11.   EXECUTIVE COMPENSATION

Required information is included in "Compensation of Directors" and "Executive Compensation" (pages 9 through 19) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                             PAGE NUMBER IN
                                                                                          --------------------
                                                                                             FIRST HAWAIIAN,
                                                                                               INC. ANNUAL
                                                                                               REPORT 1996
                                                                                              (EXHIBIT 13)
                                                                                        ------------------------
(a)  1. Financial Statements

        The following financial statements are incorporated by reference in Part II
        (Item 8) of this Form 10-K:

        Report of Independent Accountants                                                          42
        First Hawaiian, Inc. and Subsidiaries:
             Consolidated Balance Sheets at December 31, 1996 and 1995                             43
             Consolidated Statements of Income for the
               years ended December 31, 1996, 1995 and 1994                                        44
             Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 1996, 1995 and 1994                                45
             Consolidated Statements of Cash Flows for the
               years ended December 31, 1996, 1995 and 1994                                        46
        First Hawaiian, Inc. (Parent Company):
             Balance Sheets at December 31, 1996 and 1995                                          61
             Statements of Income for the years ended
               December 31, 1996, 1995 and 1994                                                    61
             Statements of Changes in Stockholders' Equity for the
               years ended December 31, 1996, 1995 and 1994                                        45
             Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994                                                    62
        Notes to Financial Statements                                                            47 - 62

     2. Financial Statement Schedules

        Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

     3. Exhibits

        Exhibit   3 (i)  Certificate of Incorporation -
                         o  Certificate of Amendment of Certificate of
                            Incorporation filed May 9, 1996.
                         o  Certificate of Incorporation of First Hawaiian,
                            Inc. as amended through May 9, 1996.

                   (ii) Bylaws - Incorporated by reference to Exhibit 3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as filed with the SEC.

        Exhibit 4 Instruments defining rights of security holders, including indentures.

                    (i) Equity - Incorporated by reference to Exhibit 3(i) hereto.

                   (ii) Debt - Indenture, dated as of August 9, 1993 between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee is incorporated by reference to
                         Exhibit 4(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

        Exhibit  10      Material contracts

                    (i) Lease dated September 13, 1967, as amended April 21, 1987, between the Trustees under the Will and of the Estate of Samuel M. Damon, Deceased, and First National Bank of Hawaii (predecessor of the Bank) is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as filed with the SEC.

                   (ii) Lease dated May 20, 1982, as amended April 23, 1987, between the Trustees under the Will and of the Estate of Samuel M. Damon, Deceased, and First Hawaiian Bank is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Forms 10-K for the fiscal years ended December 31, 1987, 1985 and 1980 as filed with the SEC.

                  (iii) Lease Agreement dated as of December 1, 1993 between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10(iii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

                   (iv) Construction Management, Escrow and Development Agreement dated as of December 1, 1993 among REFIRST, Inc., First Hawaiian Bank and First Fidelity Bank, N.A., Pennsylvania is incorporated by reference to
                         Exhibit 10(iv) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

                    (v) Ground Lease dated as of December 1, 1993 among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is incorporated by reference to
                         Exhibit 10(v) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

                   (vi) Stock Incentive Plan of First Hawaiian, Inc. dated November 22, 1991 is incorporated by reference to
                         Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the SEC.

                  (vii) Long-Term Incentive Plan of First Hawaiian, Inc. effective January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the SEC.

                 (viii) First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the SEC.

                   (ix) First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the SEC.

                    (x) First Hawaiian, Inc. Incentive Plan for Key Executives, as amended through December 13, 1989 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the SEC.

                   (xi) Directors' Retirement Plan, effective as of January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the SEC.

        Exhibit  12      Statement re:  computation of ratios.

        Exhibit 13 Annual report to security holders - Corporation's Annual Report 1996.

        Exhibit  21      Subsidiaries of the registrant.

        Exhibit  23      Consent of independent accountants.

        Exhibit  27      Financial data schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

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


                              FIRST HAWAIIAN, INC.
                              (Registrant)




                              By              /s/ HOWARD H. KARR
                                    ----------------------------------------
                                                  HOWARD H. KARR
                                     EXECUTIVE VICE PRESIDENT AND TREASURER




Date:   March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ WALTER A. DODS, JR.                                         Chairman,                            March 20, 1997
---------------------------------------------            Chief Executive Officer               -------------------------
    Walter A. Dods, Jr.                                         & Director                                Date

/s/ JOHN W. A. BUYERS                                           Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    John W. A. Buyers                                                                                     Date

/s/ JOHN C. COUCH                                               Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    John C. Couch                                                                                         Date

/s/ JULIA ANN FROHLICH                                          Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Julia Ann Frohlich                                                                                    Date

/s/ PAUL MULLIN GANLEY                                          Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Paul Mullin Ganley                                                                                    Date

/s/ DAVID M. HAIG                                               Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    David M. Haig                                                                                         Date

/s/ JOHN A. HOAG                                                Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    John A. Hoag                                                                                          Date

/s/ BERT T. KOBAYASHI, JR.                                      Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Bert T. Kobayashi, Jr.                                                                                Date

/s/ RICHARD T. MAMIYA                                           Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Richard T. Mamiya                                                                                     Date

/s/ FUJIO MATSUDA                                               Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Fujio Matsuda                                                                                         Date

/s/ RODERICK F. McPHEE                                          Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Roderick F. McPhee                                                                                    Date

/s/ GEORGE P. SHEA, JR.                                         Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    George P. Shea, Jr.                                                                                   Date

/s/ JOHN K. TSUI                                                President                            March 20, 1997
---------------------------------------------                  & Director                      -------------------------
    John K. Tsui                                                                                          Date

/s/ FRED C. WEYAND                                              Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Fred C. Weyand                                                                                        Date

/s/ ROBERT C. WO                                                Director                             March 20, 1997
---------------------------------------------                                                  -------------------------
    Robert C. Wo                                                                                          Date

/s/ HOWARD H. KARR                                      Executive Vice President                     March 20, 1997
---------------------------------------------                   & Treasurer                    -------------------------
    Howard H. Karr                             (Principal financial and accounting officer)               Date


                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER                                       DESCRIPTION
       3            (i)       Certificate of Incorporation -
                              o  Certificate of Amendment of Certificate of Incorporation filed May 9, 1996.
                              o  Certificate of Incorporation of First Hawaiian, Inc. as amended through May 9, 1996.

                   (ii)       Bylaws - Incorporated by reference to Exhibit 3 to the Corporation's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1987 as filed with the SEC.


       4                      Instruments defining rights of security holders, including indentures.

                    (i)       Equity - Incorporated by reference to Exhibit 3(i) hereto.

                   (ii)       Debt - Indenture, dated as of August 9, 1993 between First Hawaiian, Inc. and The First National
                              Bank of Chicago, Trustee is incorporated by reference to Exhibit 4(ii) to the Corporation's Annual
                              Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.


      10                      Material contracts

                    (i)       Lease dated September 13, 1967, as amended April 21, 1987, between the Trustees under the Will and of the Estate of Samuel M. Damon, Deceased, and First National Bank of Hawaii (predecessor of the
                              Bank) is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1987 as filed with the SEC.



                   (ii)       Lease dated May 20, 1982, as amended April 23, 1987, between the Trustees under the Will and of the Estate of Samuel M. Damon, Deceased, and First Hawaiian Bank is incorporated by reference to
                              Exhibit 10 to the Corporation's Annual Report on Forms 10-K for the fiscal years ended December
                              31, 1987, 1985 and 1980 as filed with the SEC.



                  (iii)       Lease Agreement dated as of December 1, 1993 between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10(iii) to the Corporation's Annual Report on Form 10-K for
                              the fiscal year ended December 31, 1993 as filed with the SEC.

                   (iv)       Construction Management, Escrow and Development Agreement dated as of December 1, 1993 among
                              REFIRST, Inc., First Hawaiian Bank and First Fidelity Bank, N.A., Pennsylvania is incorporated by reference to Exhibit 10(iv) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.



                    (v)       Ground Lease dated as of December 1, 1993 among First Hawaiian Center Limited Partnership, FH
                              Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10(v) to the Corporation's
                              Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.



                   (vi)       Stock Incentive Plan of  First Hawaiian, Inc. dated November 22, 1991 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                              31, 1991 as filed with the SEC.


                  (vii)       Long-Term Incentive Plan of First Hawaiian, Inc. effective January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended
                              December 31, 1991 as filed with the SEC.


                 (viii)       First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January
                              1, 1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1995 as filed with the SEC.

                   (ix)       First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1995 as filed with the SEC.

                    (x)       First Hawaiian, Inc. Incentive Plan for Key Executives, as amended through December 13, 1989 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1992 as filed with the SEC.


                   (xi)       Directors' Retirement Plan, effective as of January 1, 1992 is incorporated by reference to
                              Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
                              1992 as filed with the SEC.


                      12      Statement re:  computation of ratios.

                      13      Annual report to security holders - Corporation's Annual
                              Report 1996.

                      21      Subsidiaries of the registrant.

                      23      Consent of independent accountants.

                      27      Financial data schedule.