Form 10-Q
period 1997-03-31
FIRST HAWAIIAN INC
filed 1997-05-13
CIK 36377

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   _________

                                   FORM 10-Q

(Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from   . . . . . . . .   to   . . . . . . . .

                         Commission file number 0-7949
                                   _________


                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                                   _________



                 DELAWARE                               99-0156159
       (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)

       999 BISHOP STREET, HONOLULU, HAWAII                 96813
  (Address of principal executive offices)             (Zip Code)

                                 (808) 525-7000
              (Registrant's telephone number, including area code)

                                   _________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X       No
                              ------        ------

  The number of shares outstanding of each of the issuer's classes of common stock as of April 28, 1997 was:


             Class                                        Outstanding
    --------------------------                        -----------------
    Common Stock, $5 Par Value                        31,777,039 Shares



-------------------------------------------------------------------------------
===============================================================================

Part I.          FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                               Page
                                                                                                         ----
          Consolidated Balance Sheets at March 31, 1997, December 31, 1996
                 and March 31, 1996                                                                        2
          Consolidated Statements of Income for the three months ended
                 March 31, 1997 and 1996                                                                   3
          Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1997 and 1996                                                                   4
          Consolidated Statements of Changes in Stockholders' Equity for the
                 three months ended March 31, 1997 and 1996                                                5
          Notes to Consolidated Financial Statements                                                       5


Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                              7 - 18

PART II.         OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                19

SIGNATURES                                                                                                20

EXHIBIT INDEX

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                   MARCH 31,           DECEMBER 31,             MARCH 31,
                                                                     1997                  1996                   1996
                                                                 -----------            -----------            -----------
                                                                               (in thousands)
ASSETS
Interest-bearing deposits in other banks                         $    76,529            $    70,130            $   206,670

Federal funds sold and securities purchased
    under agreements to resell                                       167,800                148,370                162,000

Available-for-sale investment securities                           1,061,976              1,140,719              1,098,091

Loans:
    Loans                                                          5,947,296              5,806,732              5,206,288

    Less allowance for loan losses                                    85,136                 85,248                 79,585
                                                                 -----------            -----------            -----------
Net loans                                                          5,862,160              5,721,484              5,126,703
                                                                 -----------            -----------            -----------
Total earning assets                                               7,168,465              7,080,703              6,593,464

Cash and due from banks                                              341,295                333,511                329,951

Premises and equipment                                               250,001                261,201                241,800

Customers' acceptance liability                                          745                    824                    695

Core deposit premium                                                  28,282                 28,877                 16,092

Goodwill                                                              99,868                101,218                 74,410

Other assets                                                         206,791                195,840                170,317
                                                                 -----------            -----------            -----------
TOTAL ASSETS                                                     $ 8,095,447            $ 8,002,174            $ 7,426,729
                                                                 ===========            ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                                   $   878,289            $   969,620            $   817,220

    Interest-bearing demand                                        1,530,795              1,328,354              1,130,067

    Savings                                                          894,192              1,070,338              1,106,610

    Time                                                           2,381,044              2,330,704              1,990,851

    Foreign                                                          265,712                237,692                242,392
                                                                 -----------            -----------            -----------
Total deposits                                                     5,950,032              5,936,708              5,287,140

Short-term borrowings                                                960,583                929,560              1,013,178

Acceptances outstanding                                                  745                    824                    695

Other liabilities                                                    221,992                223,455                226,736

Long-term debt                                                       246,443                205,743                241,751
                                                                 -----------            -----------            -----------
TOTAL LIABILITIES                                                  7,379,795              7,296,290              6,769,500
                                                                 -----------            -----------            -----------
Stockholders' equity:
    Preferred stock                                                       --                     --                     --
    Common stock                                                     165,952                165,952                162,713

    Surplus                                                          148,208                148,196                133,933

    Retained earnings                                                439,359                428,693                396,999

    Unrealized valuation adjustment                                      869                  1,850                  2,371

    Treasury stock                                                   (38,736)               (38,807)               (38,787)
                                                                 -----------            -----------            -----------
TOTAL STOCKHOLDERS' EQUITY                                           715,652                705,884                657,229
                                                                 -----------            -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 8,095,447            $ 8,002,174            $ 7,426,729
                                                                 ===========            ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                               -----------------------------------------
                                                                                  1997                          1996
                                                                               ------------                  -----------
                                                                           (in thousands, except shares and per share data)
INTEREST INCOME
Interest and fees on loans                                                     $    121,552                  $   110,252
Lease financing income                                                                3,231                        2,837
Interest on investment securities:
    Taxable interest income                                                          17,525                       16,798
    Exempt from Federal income taxes                                                    232                          860
Other interest income                                                                 2,855                        5,032
                                                                               ------------                  -----------
    Total interest income                                                           145,395                      135,779
                                                                               ------------                  -----------
INTEREST EXPENSE
Deposits                                                                             47,207                       42,049
Short-term borrowings                                                                12,004                       13,834
Long-term debt                                                                        3,670                        3,876
                                                                               ------------                  -----------
    Total interest expense                                                           62,881                       59,759
                                                                               ------------                  -----------
    Net interest income                                                              82,514                       76,020
Provision for loan losses                                                             3,752                        3,322
                                                                               ------------                  -----------
    Net interest income after provision for
      loan losses                                                                    78,762                       72,698
                                                                               ------------                  -----------
NONINTEREST INCOME
Trust and investment services income                                                  6,755                        6,497
Service charges on deposit accounts                                                   6,797                        5,986
Other service charges and fees                                                       11,728                        9,817
Securities gains (losses), net                                                           (2)                          20
Other                                                                                 2,741                        1,648
                                                                               ------------                  -----------
    Total noninterest income                                                         28,019                       23,968
                                                                               ------------                  -----------
NONINTEREST EXPENSES
Salaries and wages                                                                   28,702                       24,194
Employee benefits                                                                     8,708                        9,178
Occupancy expense                                                                    10,625                        6,445
Equipment expense                                                                     6,086                        5,481
Other                                                                                23,054                       22,108
                                                                               ------------                  -----------
    Total noninterest expenses                                                       77,175                       67,406
                                                                               ------------                  -----------
    Income before income taxes                                                       29,606                       29,260
Income taxes                                                                          9,090                        9,057
                                                                               ------------                  -----------
NET INCOME                                                                     $     20,516                  $    20,203
                                                                               ============                  ===========

PER SHARE DATA
NET INCOME                                                                     $        .65                  $       .65
                                                                               ============                  ===========
CASH DIVIDENDS                                                                 $        .31                  $      .295
                                                                               ============                  ===========

AVERAGE SHARES OUTSTANDING                                                       31,775,597                   31,119,485
                                                                               ============                  ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                       --------------------------------
                                                                                          1997                   1996
                                                                                       ---------               --------
                                                                                                (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                         $ 333,511               $304,051
                                                                                       ---------               --------
Cash flows from operating activities:
 Net income                                                                               20,516                 20,203

 Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                           3,752                  3,322

       Depreciation and amortization                                                       8,030                  8,094

       Income taxes                                                                        7,667                  8,314

       Decrease in interest receivable                                                     2,039                  4,036

       Increase (decrease) in interest payable                                               193                 (6,427)

       Decrease in prepaid expenses                                                        3,072                    114

       Other                                                                             (12,933)               (27,428)
                                                                                       ---------               --------
Net cash provided by operating activities                                                 32,336                 10,228
                                                                                       ---------               --------
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits
     in other banks                                                                       (6,399)                37,900
 Net decrease (increase) in Federal funds sold and securities
     purchased under agreements to resell                                                (19,430)                 7,803
 Purchase of available-for-sale investment securities                                    (37,676)              (168,232)
 Proceeds from sale of available-for-sale
     investment securities                                                                20,020                      -

 Proceeds from maturity of available-for-sale
     investment securities                                                                94,769                240,257

 Net decrease (increase) in loans to customers                                          (147,684)                50,059
 Capital expenditures                                                                     (3,861)                (3,247)
 Other                                                                                       428                 (1,300)
                                                                                       ---------               --------
Net cash provided by (used in) investing activities                                      (99,833)               163,240
                                                                                       ---------               --------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                                      13,324                (71,173)

 Net increase (decrease) in short-term borrowings                                         31,023                (70,001)

 Proceeds from long-term debt                                                             40,700                  3,000

 Payments on long-term debt                                                                   --                     (1)

 Cash dividends paid                                                                      (9,850)                (9,180)
 Issuance (repurchase) of common stock                                                        84                   (213)
                                                                                       ---------               --------
Net cash provided by (used in) financing activities                                       75,281               (147,568)
                                                                                       ---------               --------
CASH AND DUE FROM BANKS AT END OF PERIOD                                               $ 341,295               $329,951
                                                                                       =========               ========

Supplemental disclosures:
 Interest paid                                                                         $  62,570               $ 66,186
                                                                                       =========               ========
 Income taxes paid                                                                     $   1,422               $    743
                                                                                       =========               ========
Supplemental schedule of noncash investing
 and financing activities:
 Loans converted into other real estate owned                                          $   2,487               $  3,478
                                                                                       =========               ========
 Loans made to facilitate the sale of other real estate owned                          $     150               $     50
                                                                                       =========               ========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                     THREE MONTHS ENDED MARCH 31,
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
                                                             (in thousands)
BALANCE, BEGINNING OF PERIOD                          $ 705,884       $ 649,537
Net income                                               20,516          20,203
Issuance (purchase) of treasury stock, net                   11            (221)
Cash dividends                                           (9,850)         (9,180)
Unrealized valuation adjustment                            (982)         (3,118)
Incentive plan for key executives                            73               8
                                                      ---------       ---------
BALANCE, END OF PERIOD                                $ 715,652       $ 657,229
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1.       BASIS OF PRESENTATION

         The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries; Pioneer Federal Savings Bank; First Hawaiian Creditcorp, Inc.; Pacific One Bank; ANB Financial Corporation and its wholly-owned subsidiary; FHL Lease Holding Company, Inc.; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the consolidated financial statements for 1996 have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

         In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

2.       ACCOUNTING CHANGES

       As of January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which were not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." These provisions specify the recognition and measurement of servicing assets and liabilities as well as financial assets subject to prepayment and did not have a significant impact to the Company's financial statements as of March 31, 1997. SFAS No. 127 defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. Management has not yet determined the effect of the adoption of SFAS No. 127 to the Company's consolidated financial statements.

       In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (EPS) which improves the EPS information provided in financial statements by simplifying the existing computational guidelines and revising the disclosure requirements. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. The impact of this statement on the Company's current disclosures is not expected to be significant.

       Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. SFAS No. 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

3.     IMPAIRED LOANS

       The following table summarizes impaired loan information as of and for the three months ended March 31, 1997:

                                                                March 31, 1997      December 31, 1996     March 31, 1996
                                                                --------------      -----------------     --------------
                                                                                      (in thousands)
       Impaired loans                                              $107,744             $128,446              $78,334
       Impaired loans with related allowance for loan losses
            calculated under SFAS No. 114                          $ 49,931             $ 35,517              $48,975
       Total allowance on impaired loans                           $ 12,720             $  9,690              $15,905
       Average impaired loans                                      $104,895             $ 87,289              $88,125
       Interest income recorded during the period                  $    199             $    980              $   214

        Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are applied to principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

First Hawaiian, Inc. and Subsidiaries



4.      BUSINESS COMBINATIONS

        On May 31, 1996, for a purchase price of $36 million, the Company acquired 31 branches in the States of Oregon, Washington and Idaho which were being divested by U.S. Bancorp and West One Bancorp as a result of their merger. This transaction included the purchase of loans of $400 million and the assumption of deposits of $687 million. The acquisition was accounted for using the purchase method of accounting and the results of operations were included in the Consolidated Statements of Income from the date of acquisition. Of the 31 branches acquired by the Company, the 26 Oregon and Idaho branches are being operated as Pacific One Bank, a wholly-owned subsidiary of the Company. The five branches acquired in the State of Washington were originally operated as branches of Pioneer Federal Savings Bank ("Pioneer"), a wholly-owned subsidiary of the Company (see current operations described below) under the name "Pacific One Bank, FSB."

        On July 31, 1996, for a purchase price of $18 million, the Company acquired ANB Financial Corporation ("ANB"), a bank holding company, and its wholly-owned subsidiary, American National Bank, which had total loans of $51 million and total deposits of $67 million at the date of acquisition. American National Bank had a total of four branches located in the State of Washington. The acquisition was accounted for using the purchase method of accounting and the results of operations of ANB were included in the Consolidated Statements of Income from the date of acquisition. On November 8, 1996, American National Bank changed its name to Pacific One Bank, N. A. and acquired the five branches in the State of Washington from Pioneer. Pacific One Bank, N.A. presently operates eight of the nine branches acquired in the State of Washington; the remaining branch was closed.

        Hereafter, the above acquisitions will be collectively referred to as the "Pacific Northwest Acquisitions."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

The Company recorded consolidated net income for the first quarter of 1997 of $20,516,000, an increase of $313,000, or 1.5%, over the first quarter of 1996. On a per share basis, consolidated net income for the first quarter of 1997 remained constant at $.65. The modest increase in consolidated net income reflects the slow pace of economic recovery in Hawaii and related weakness in the local real estate market.

On an annualized basis, the Company's return on average total assets for the first three months of 1997 was 1.04%, a decrease of 6.3% compared to the same period in 1996, and return on average stockholders' equity was 11.72%, a decrease of 5.8% compared to the same period in 1996. The decreases in return on average total assets and return on average stockholders' equity were primarily due to increases in average total assets and average stockholders' equity of 8.8% and 8.6%, respectively, over the same period in 1996. The increase in average total assets and average stockholders' equity was primarily attributable to the Pacific Northwest Acquisitions in mid-1996 and the issuance of stock related thereto.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $6,139,000, or 8.0%, to $82,745,000 for the first three months of 1997 from $76,606,000 for the same period in 1996. The increase in net interest income was primarily due to a 10 basis point (1% equals 100 basis points) increase in the net interest margin. In addition, average earning assets for the first three months of 1997 increased $446,933,000, or 6.6%, over the same period in 1996. The increase was primarily attributable to the Pacific Northwest Acquisitions.

The net interest margin was 4.68% for the first three months of 1997, an increase of 2.2% over the same period in 1996. The increase was due to an 8 basis point increase in the yield on earning assets and a 2 basis point decrease in the rate paid for sources of funds. The decrease in the rate paid for sources of funds reflected, among other things, increases in average interest and noninterest-bearing demand deposits of $443,375,000, or 22.7%, partially offset by an increase of $371,648,000, or 17.7%, in average time certificates of deposits. These increases were primarily attributable to the Pacific Northwest Acquisitions.

Average earning assets increased by $446,933,000, or 6.6%, for the first three months of 1997 over the same period in 1996. The increase in average earning assets for the first three months of 1997 over the first three months of 1996 was due to the Pacific Northwest Acquisitions which increased average earning assets by $696,268,000. Excluding the Pacific Northwest Acquisitions, average earning assets for the first three months of 1997 decreased $249,335,000, or 3.7%, compared to the same period in 1996. This decrease was primarily due to reduced levels of state and local government funds requiring collateralization, a result of the continuing effect of the securitization of $461,449,000 of adjustable rate mortgage loans with the Federal National Mortgage Association ("FNMA") in 1995. The securities backed by these loans are held by the Company and were reclassified to the investment securities portfolio. Excluding the aforementioned Pacific Northwest Acquisitions, the investment securities portfolio decreased $187,739,000, or 16.6%, for the first three months of 1997 compared to the same period in 1996. The investment securities portfolio was allowed to run-off as securities matured since the securitized loans provided the necessary collateral for public deposits and reverse repurchase agreements. In addition, the increase in the overall yield of the investment securities portfolio for the first three months of 1997 over the same period in 1996 was attributable to the upward repricing of the securitized loans and the purchase of higher yielding securities in the first quarter of 1997.

Average loans increased by $626,977,000, or 12.0%, for the first three months of 1997 over the same period in 1996, primarily due to the Pacific Northwest Acquisitions. Excluding the effect of the Pacific Northwest Acquisitions, average loans for the first three months of 1997 increased 1.7% over the same period in 1996. Also, the mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have included the Pacific Northwest Acquisitions and credit extensions to companies in the media and telecommunications industry located on the mainland United States.

Average interest-bearing deposits and liabilities increased by $473,335,000, or 8.3%, for the first three months of 1997 over the same period in 1996, primarily due to the Pacific Northwest Acquisitions (including the issuance of $50 million of long-term subordinated debt during the second quarter of 1996 to fund the Pacific Northwest Acquisitions). Excluding the impact of the Pacific Northwest Acquisitions, average interest-bearing deposits and liabilities decreased $286,153,000, or 5.0%, in the first quarter of 1997 compared to the first quarter of 1996. The decrease reflected the repayment of short-term borrowings from proceeds received from the run-off of the investment securities portfolio. As a result of depositors seeking higher yields, the mix of average interest-bearing deposits and liabilities changed with higher-yielding average time deposits representing 40.2% of average interest-bearing deposits and liabilities for the first three months of 1997, as compared to 37.0% for the same period in 1996.

The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 1997 and 1996) to make them comparable with taxable items before any income taxes are applied.

                                                             THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------------------------------------
                                                       1997                                  1996
                                         ------------------------------        ------------------------------
                                                     INTEREST                              INTEREST
                                          AVERAGE     INCOME/   YIELD/           AVERAGE    INCOME/    YIELD/
                                          BALANCE     EXPENSE   RATE(1)          BALANCE    EXPENSE   RATE(1)
                                         ---------   ---------  ----            ---------  ---------  ----
                                                                (dollars in thousands)

ASSETS

Earning assets:
 Interest-bearing deposits
   in other banks                     $     55,574  $      763   5.57%      $    207,550   $   2,898    5.62%
 Federal funds sold and
   securities purchased
   under agreements to resell              157,781       2,092   5.38            155,403       2,134    5.52
 Investment securities(2)                1,103,661      17,873   6.57          1,134,107      18,103    6.42
 Loans(3),(4)                            5,859,658     124,898   8.64          5,232,681     113,230    8.70
                                      ------------  ----------              ------------   ---------

   Total earning assets                  7,176,674     145,626   8.23          6,729,741     136,365    8.15
                                                    ----------                             ---------

Nonearning assets                          815,877                               618,078
                                      ------------                          ------------

   Total assets                       $  7,992,551                          $  7,347,819
                                      ============                          ============

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits
 and liabilities:
 Deposits                             $  4,990,742  $   47,207   3.84%      $  4,392,395   $  42,048    3.85%
 Short-term borrowings                     945,137      12,004   5.15          1,045,268      13,834    5.32
 Long-term debt                            221,936       3,670   6.71            246,817       3,877    6.32
                                      ------------  ----------              ------------   ---------

   Total interest-bearing
     deposits and liabilities            6,157,815      62,881   4.14          5,684,480      59,759    4.23
                                                    ----------   ----                      ---------    ----

   Interest rate spread                                          4.09%                                  3.92%
                                                                 ====                                   ====

Noninterest-bearing demand
 deposits                                  878,348                               830,951
Other liabilities                          246,559                               179,069
                                      ------------                          ------------

   Total liabilities                     7,282,722                             6,694,500

Stockholders' equity                       709,829                               653,319
                                      ------------                          ------------

   Total liabilities and
     stockholders' equity             $  7,992,551                          $  7,347,819
                                      ============                          ============

   Net interest income and
     margin on earning assets                           82,745   4.68%                        76,606    4.58%
                                                                 ====                                   ====

Tax equivalent adjustment                                  231                                   586
                                                    ----------                             ---------

   Net interest income                              $   82,514                             $  76,020
                                                    ==========                             =========



(1)  Annualized.
(2)  Average balances exclude the effects of the fair value adjustments.
(3) Nonaccruing loans have been included in computations of average loan balances.
(4) Interest income for loans included loan fees of $5,582 and $5,618 for 1997 and 1996, respectively.

INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                    MARCH 31,      DECEMBER 31,       MARCH 31,
                                     1997             1996              1996
                                  -----------      -----------      -----------
                                                 (in thousands)
        Amortized cost            $ 1,060,525      $ 1,137,640      $ 1,094,152

        Unrealized gains                3,481            4,984            5,311

        Unrealized losses              (2,030)          (1,905)          (1,372)
                                  -----------      -----------      -----------

        Fair value                $ 1,061,976      $ 1,140,719      $ 1,098,091
                                  ===========      ===========      ===========


Gross realized gains and losses for the three months ended March 31, 1997 and 1996 were as follows:

                                                           1997          1996
                                                         --------      --------
                                                             (in thousands)
         Realized gains                                  $     --          $ 29

         Realized losses                                       (2)           (9)
                                                         --------      --------

         Securities gains (losses), net                       $(2)         $ 20
                                                         ========      ========

Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at March 31, 1997, December 31, 1996 and March 31, 1996:

                                                 MARCH 31, 1997         DECEMBER 31, 1996          MARCH 31, 1996
                                             -------------------       ------------------         ------------------
                                               AMOUNT         %          AMOUNT        %            AMOUNT       %
                                             ----------     ----       ----------    ----         ---------    -----
                                                                        (dollars in thousands)
Commercial, financial and agricultural       $1,516,534     25.5%      $1,381,824    23.8%       $1,303,453     25.0%

Real estate:
    Commercial                                1,222,848     20.6        1,172,124    20.2         1,065,006     20.5

    Construction                                200,121      3.4          213,195     3.7           204,052      3.9
    Residential:
         Insured, guaranteed or
              conventional                    1,450,464     24.3        1,473,803    25.4         1,298,390     24.9

         Home equity credit lines               457,889      7.7          462,117     8.0           420,711      8.1
                                             ----------     ----       ----------    ----         ---------    -----

         Total real estate loans              3,331,322     56.0        3,321,239    57.3         2,988,159     57.4
                                             ----------     ----       ----------    ----         ---------    -----
Consumer                                        569,466      9.6          583,060    10.0           477,082      9.2
Lease financing                                 240,732      4.0          240,898     4.1           224,259      4.3
Foreign                                         289,242      4.9          279,711     4.8           213,335      4.1
                                             ----------     ----       ----------    ----         ---------    -----

         Total loans                          5,947,296    100.0%       5,806,732   100.0%        5,206,288     100.0%
                                                           =====                    =====                      ======

Less allowance for loan losses                   85,136                    85,248                    79,585
                                             ----------                ----------                ----------

         Total net loans                     $5,862,160                $5,721,484                $5,126,703
                                             ==========                ==========                ==========


The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 1997, total loans were $5,947,296,000, representing increases of 2.4% and 14.2% from December 31, 1996 and March 31, 1996, respectively. The increase from March 31, 1996 was primarily due to the Pacific Northwest Acquisitions. Excluding the Pacific Northwest Acquisitions, total loans increased $181,450,000, or 3.5%, from March 31, 1996.

Total loans at March 31, 1997, represented 73.5% of total assets, 83.0% of total earning assets and 100.0% of total deposits, compared to 72.6% of total assets, 82.0% of total earning assets and 97.8% of total deposits at December 31, 1996 and 70.1% of total assets, 79.0% of total earning assets and 98.5% of total deposits at March 31, 1996.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 1997, the Company did not have a concentration of loans greater than 10% of total loans which was not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 1997, December 31, 1996 and March 31, 1996 follows:

                                                          MARCH 31,   DECEMBER 31,  MARCH 31,
                                                            1997          1996         1996
                                                          --------      -------      -------
                                                                  (dollars in thousands)
Nonperforming loans:
    Nonaccrual:
         Commercial, financial and agricultural           $ 19,775      $21,398      $16,800

         Real estate:
             Commercial                                      4,208        6,156       37,166
             Construction                                    1,908        1,700        7,544
             Residential:
                 Insured, guaranteed, or conventional       12,188       13,815       12,073
                 Home equity credit lines                      751          451          694
                                                          --------      -------      -------

                   Total real estate loans                  19,055       22,122       57,477
                                                          --------      -------      -------

         Lease financing                                        22           27            8
                                                          --------      -------      -------

                   Total nonaccrual loans                   38,852       43,547       74,285
                                                          --------      -------      -------
    Restructured:
         Commercial, financial and agricultural              3,428        3,429          628

         Real estate:
             Commercial                                     41,310       24,604        2,500
             Residential:
                 Insured, guaranteed, or conventional        1,384          267           --
                 Home equity credit lines                      559          561           --
                                                          --------      -------      -------
                   Total restructured loans                 46,681       28,861        3,128
                                                          --------      -------      -------
                   Total nonperforming loans                85,533       72,408       77,413

Other real estate owned                                     23,707       25,574       12,947
                                                          --------      -------      -------

                   Total nonperforming assets             $109,240      $97,982      $90,360
                                                          ========      =======      =======

Past due loans:
    Commercial, financial and agricultural                $  5,278      $ 7,765      $ 9,737

    Real estate:
         Commercial                                          9,418        7,676        1,443
         Residential:
             Insured, guaranteed, or conventional           10,086        9,812        6,204
             Home equity credit lines                        2,822        2,220        1,755
                                                          --------      -------      -------
                   Total real estate loans                  22,326       19,708        9,402
                                                          --------      -------      -------
    Consumer                                                 3,034        2,869        3,133
    Lease financing                                             60           40           88
                                                          --------      -------      -------
                   Total past due loans(1)                $ 30,698      $30,382      $22,360
                                                          ========      =======      =======

Nonperforming assets to total loans
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans                 1.83%        1.68%        1.73%
    Including 90 days past due accruing loans                 2.34%        2.20%        2.16%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans                 1.35%        1.22%        1.22%
    Including 90 days past due accruing loans                 1.73%        1.60%        1.52%

---------------
(1) Represents loans which are past due 90 days or more as to principal and interest and still accruing interest.

Nonperforming assets increased from $97,982,000, or 1.68% of total loans and other real estate owned ("OREO") and 1.22% of total assets, at December 31, 1996 to $109,240,000, or 1.83% of total loans and OREO and 1.35% of total assets, at March 31, 1997. The increase in nonperforming assets of $11,258,000, or 11.5%, included an increase of $16,706,000 in restructured commercial real estate loans, which was principally due to the addition of a commercial real estate loan identified as a potential problem loan at December 31, 1996. Certain potential problem loans have been classified as nonperforming assets by management in connection with its review of the loan portfolio.

Loans past due 90 days or more and still accruing interest totalled $30,698,000 at March 31, 1997, an increase of $316,000, or 1.0%, over December 31, 1996. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately collateralized and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been affected by the impact of adverse economic conditions and trends in Hawaii. The first and most important of these adverse economic trends was the continuing weakness of the Hawaii economy's recovery from the 1992 recession. In contrast to the mainland economy, Hawaii's recovery from the recession continues to be slow and protracted; Hawaii continues to show weaknesses in its local real estate market, including declining values in the leasehold real estate sector. The second significant adverse economic trend was the nagging effect of Hurricane Iniki in September 1992. The island of Kauai has never totally recovered from the damage to resort, hotel and agricultural property and the extended insurance claim period that followed. These trends may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:



                                                      THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------
                                                       1997                  1996
                                             ---------------------   ---------------------
                                             AVERAGE        AVERAGE   AVERAGE       AVERAGE
                                             BALANCE        RATE(1)   BALANCE       RATE (1)
                                             --------        -----   ----------     ------
                                                           (dollars in thousands)
  Interest-bearing demand                   $1,521,120        2.60%  $1,125,142        2.60%
  Savings                                      994,716        2.15    1,163,995        2.13
  Time                                       2,474,906        5.27    2,103,258        5.47
                                            ----------               ----------

        Total interest-bearing deposits      4,990,742        3.84    4,392,395        3.85


  Noninterest-bearing demand                   878,348          --      830,951         --
                                            ----------               ----------


        Total deposits                      $5,869,090        3.26%  $5,223,346        3.24%
                                            ==========               ==========



Average interest-bearing deposits increased $598,347,000, or 13.6%, over the first quarter of 1996. The increase in average interest-bearing deposits was due primarily to the Pacific Northwest Acquisitions and various deposit product programs initiated by the Company throughout 1996 and 1997. As a result of the aforementioned acquisitions and the demands of depositors seeking higher yields through the deposit product programs, the mix of average interest-bearing deposits changed, with higher yielding average time certificates of deposits representing 49.6% of average interest-bearing deposits in the first quarter of 1997, as compared to 47.9% in the same period in 1996.


(1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                     THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                       1997              1996
                                                   ----------         ----------
                                                         (dollars in thousands)
Loans outstanding (end of period)                  $5,947,296         $5,206,288
                                                   ==========         ==========

Average loans outstanding                          $5,859,658         $5,232,681
                                                   ==========         ==========

Allowance for loan losses summary:
   Balance at beginning of period                  $   85,248         $   78,733
                                                   ----------         ----------

   Loans charged off:
       Commercial, financial and agricultural              14                418
       Real estate:
          Commercial                                      255                 46
          Construction                                     61                 --
          Residential                                   1,075                210
       Consumer                                         3,075              2,462
       Foreign                                              4                 62
                                                   ----------         ----------
          Total loans charged off                       4,484              3,198
                                                   ----------         ----------

   Recoveries on loans previously charged off:
       Commercial, financial and agricultural              48                 80
       Real estate:
          Commercial                                       12                  1
          Residential                                      15                 53
       Consumer                                           534                584
       Lease financing                                      4                  2
       Foreign                                              7                  8
                                                   ----------         ----------
          Total recoveries on loans previously
            charged off                                   620                728
                                                   ----------         ----------
          Net charge-offs                               3,864              2,470
   Provision for loan losses                            3,752              3,322
                                                   ----------         ----------
   Balance at end of period                        $   85,136         $   79,585
                                                   ==========         ==========


Net loans charged off to average loans                    .27%(1)            .19%(1)
Net loans charged off to allowance for
   loan losses                                          18.41%(1)          12.48%(1)
Allowance for loan losses to total
   loans (end of period)                                 1.43%              1.52%
Allowance for loan losses to nonperforming
   loans (end of period):
       Excluding 90 days past due
          accruing loans                                1.00x              1.03x
       Including 90 days past due
          accruing loans                                 .73X               .80x

---------------
(1)    Annualized.

For the first three months of 1997, the provision for loan losses was $3,752,000, an increase of $430,000, or 12.9%, over the same period in 1996. The increase in the provision for loan losses was primarily attributable to the Pacific Northwest Acquisitions.

Net charge-offs for the first three months of 1997 were $3,864,000, an increase of $1,394,000, or 56.4%, over the same period in 1996. The increase in net charge-offs was primarily due to increased charge-offs in all categories of consumer loans, which include direct loans, indirect dealer loans and credit cards and increased charge-offs in first mortgages and home equity lines. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectable.

The allowance for loan losses decreased to 100% of nonperforming loans at March 31, 1997 (excluding 90 days past due accruing loans) from 118% at December 31, 1996, reflecting the increase in nonperforming loans in the first three months of 1997.

In management's judgment, the allowance for loan losses is adequate to absorb potential losses currently inherent in the portfolio at March 31, 1997. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance for loan losses.

NONINTEREST INCOME

Excluding securities transactions, noninterest income for the first three months of 1997 totalled $28,021,000, an increase of $4,073,000, or 17.0%, over the same period in the prior year. Excluding the Pacific Northwest Acquisitions and securities transactions, noninterest income for the first three months of 1997 increased $2,191,000, or 9.1%, over the same period in 1996.

Trust and investment services income increased $258,000, or 4.0%, for the first three months of 1997 over the same period in 1996.

Service charges on deposit accounts increased $811,000, or 13.5%, for the first three months of 1997 over the same period in 1996. Excluding the Pacific Northwest Acquisitions, service charges on deposit accounts remained relatively constant for the first three months of 1997 as compared to the same period in 1996.

Other service charges and fees increased $1,911,000, or 19.5%, for the first three months of 1997 over the same period in 1996. Excluding the Pacific Northwest Acquisitions, other service charges and fees increased $985,000, or 10.0%, for the first three months of 1997 over the same period in 1996 primarily due to: (1) higher merchant discount fees; (2) increased income earned from annuity and mutual fund sales; and (3) increased mortgage servicing fees for mortgage loans that were originated and sold with servicing retained.

Other noninterest income increased $1,093,000, or 66.3%, for the first three months of 1997 over the same period in 1996. Excluding the Pacific Northwest Acquisitions, other noninterest income increased $927,000, or 56.3%, for the first three months of 1997 over the same period in 1996. The increase was primarily due to increases in foreclosed property income.

NONINTEREST EXPENSES

Noninterest expenses totalled $77,175,000 for the first three months of 1997, which represented an increase of 14.5% over the same period a year ago. Excluding the Pacific Northwest Acquisitions, noninterest expenses increased $2,310,000, or 3.4%, for the first three months of 1997 over the same period in 1996.

Total personnel expenses (salaries and wages and employee benefits) increased $4,038,000, or 12.1%, for the first three months of 1997 over the same period in 1996. Excluding the Pacific Northwest Acquisitions, personnel expenses decreased $413,000, or 1.2%, for the first three months of 1997 compared to the same period in 1996.

Occupancy expense for the first three months of 1997 increased $4,180,000, or 64.9%, over the same period in 1996. The increase was primarily due to the Pacific Northwest Acquisitions and costs associated with the relocation into the new administrative headquarters building (including related amortization of previously capitalized expenses during the construction period).

Equipment expense increased $605,000, or 11.0%, for the first three months of 1997 over the same period in 1996. Excluding the Pacific Northwest Acquisitions, equipment expense increased $235,000, or 4.3%, for the first three months of 1997 over the same period in 1996. The increase was a result of higher service contract expenses in 1997.

Excluding a pre-tax loss of $1,945,000 (which actually resulted in an after-tax gain of $399,000 due to a net tax benefit of $2,344,000 recognized through reversal of the related tax liabilities) recognized on the sale of a certain leveraged lease in the first quarter of 1996 and the Pacific Northwest Acquisitions, other noninterest expenses for the first three months increased $726,000, or 3.6%, over the same period in 1996. The increase was primarily due to higher interchange settlement fees, outside services, legal fees (primarily related to foreclosed property), a loss on the sale of a certain loan and a loss on the sale of certain real estate. This increase was partially offset by:
(1) nonrecurring losses incurred in connection with a certain credit card fraud in the first quarter of 1996; (2) lower foreclosed property expenses; and (3) an increase in the cash surrender value of certain executive life insurance policies (recorded as a credit to insurance expense) in 1997.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first three months of 1997 was 30.7% as compared to 31.0% for the same period in 1996. Although the effective income tax rate remained relatively constant, the rate for the first quarter of 1997 was positively impacted by (i) an income tax benefit resulting from the partial recognition of previously unrecognized tax credits and (ii) partial reversal of an overaccrual of State of Hawaii income taxes. The effective tax rate for the first quarter of 1996 was positively impacted by the reversal of deferred tax liabilities (reflecting a change in Hawaii tax laws) related to the aforementioned leveraged lease sale in 1996.

LIQUIDITY AND CAPITAL

Stockholders' equity was $715,652,000 at March 31, 1997, a 1.4% increase over $705,884,000 at December 31, 1996. The ratio of average stockholders' equity to average total assets remained unchanged at 8.9% for the first quarter of 1997 and 1996. There was no significant change in the Company's liquidity position during the first quarter of 1997.

The following tables present the Company's regulatory capital position at March 31, 1997:

                           RISK-BASED CAPITAL RATIOS

                                                          AMOUNT            RATIO
                                                        ----------        --------
                                                          (dollars in thousands)
Tier 1 Capital                                          $  590,053            8.41%
Tier 1 Capital minimum requirement(1)                      280,499            4.00
                                                        ----------        --------

    Excess                                              $  309,554            4.41%
                                                        ==========        ========

Total Capital                                           $  825,189           11.77%
Total Capital minimum requirement(1)                       560,998            8.00
                                                        ----------        --------

    Excess                                              $  264,191            3.77%
                                                        ==========        ========

Risk-weighted assets                                    $7,012,481
                                                        ==========


                                 LEVERAGE RATIO

                                                                  AMOUNT        RATIO
                                                                ----------     ------
                                                                 (dollars in thousands)
Tier 1 Capital to average quarterly total assets
     (net of certain intangibles)
     (Tier 1 Leverage Ratios)                                   $  590,053       7.50%
Minimum leverage requirement(2)                                    236,035       3.00
                                                                ----------     ------

    Excess                                                      $  354,018       4.50%
                                                                ==========     ======

Average quarterly total assets (net of certain intangibles)     $7,867,821
                                                                ==========

_______________

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

                 Exhibit 27    Financial data schedule.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST HAWAIIAN, INC.
                                         (Registrant)



Date   May 9, 1997                       By     /s/ HOWARD H. KARR
    ----------------------------           ----------------------------
                                                     HOWARD H. KARR
                                         EXECUTIVE VICE PRESIDENT AND TREASURER
                                         (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


      EXHIBIT
       NUMBER                              DESCRIPTION


         12         Statement regarding computation of ratios.

         27         Financial data schedule.