Form 10-Q
period 1997-06-30
FIRST HAWAIIAN INC
filed 1997-08-12
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

         (Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from
                  . . . . . . . . . . to . . . . . . . . . . . . . .

                          Commission file number 0-7949

                               -------------------

                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)

                               -------------------

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

                               -------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes    X     No
                                   ---------   ---------



   The number of shares outstanding of each of the issuer's classes of common stock as of July 28, 1997 was:

     Class                                                            Outstanding
--------------------------                                          -----------------
Common Stock, $5 Par Value                                          31,808,755 Shares






================================================================================


Part I.          FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                               Page
                                                                                                         ----

          Consolidated Balance Sheets at June 30, 1997, December 31, 1996
                 and June 30, 1996                                                                         2
          Consolidated Statements of Income for the quarter and six months ended
                 June 30, 1997 and 1996                                                                    3
          Consolidated Statements of Cash Flows for the six months ended
                 June 30, 1997 and 1996                                                                    4
          Consolidated Statements of Changes in Stockholders' Equity for the quarter and
                 six months ended June 30, 1997 and 1996                                                   5
          Notes to Consolidated Financial Statements                                                    5 - 6

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                              7 - 19

PART II.         OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                             20

Item 6.   Exhibits and Reports on Form 8-K                                                                20

SIGNATURES                                                                                                21

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                          JUNE 30,              December 31,             June 30,
                                                           1997                    1996                    1996
                                                       -----------             -----------             -----------
                                                                              (in thousands)
ASSETS
Interest-bearing deposits in other banks               $    55,130             $    70,130             $   174,130
Federal funds sold and securities purchased
    under agreements to resell                              45,000                 148,370                 201,840
Available-for-sale investment securities                   893,886               1,140,719               1,269,854
Loans:
    Loans                                                6,031,552               5,806,732               5,658,838
    Less allowance for loan losses                          84,189                  85,248                  84,531
                                                       -----------             -----------             -----------
Net loans                                                5,947,363               5,721,484               5,574,307
                                                       -----------             -----------             -----------
Total earning assets                                     6,941,379               7,080,703               7,220,131
Cash and due from banks                                    278,812                 333,511                 261,353
Premises and equipment                                     245,388                 249,573                 260,679
Customers' acceptance liability                              1,498                     824                     712
Core deposit premium                                        27,270                  28,877                  35,007
Goodwill                                                    98,438                 101,218                  88,542
Other assets                                               222,503                 207,468                 181,438
                                                       -----------             -----------             -----------
TOTAL ASSETS                                           $ 7,815,288             $ 8,002,174             $ 8,047,862
                                                       ===========             ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                         $   907,152             $   969,620             $   928,544
    Interest-bearing demand                              1,264,174               1,328,354               1,252,308
    Savings                                              1,047,390               1,070,338               1,154,894
    Time                                                 2,356,169               2,330,704               2,314,335
    Foreign                                                300,961                 237,692                 222,958
                                                       -----------             -----------             -----------
Total deposits                                           5,875,846               5,936,708               5,873,039
Short-term borrowings                                      766,019                 929,560                 992,573
Acceptances outstanding                                      1,498                     824                     712
Other liabilities                                          166,337                 223,455                 239,159
Long-term debt                                             276,737                 205,743                 275,750
                                                       -----------             -----------             -----------
TOTAL LIABILITIES                                        7,086,437               7,296,290               7,381,233
                                                       -----------             -----------             -----------
Stockholders' equity:
    Preferred stock                                           --                      --                      --
    Common stock                                           165,952                 165,952                 162,713
    Surplus                                                148,180                 148,196                 133,933
    Retained earnings                                      451,771                 428,693                 408,560
    Unrealized valuation adjustment                            827                   1,850                     202
    Treasury stock                                         (37,879)                (38,807)                (38,779)
                                                       -----------             -----------             -----------
TOTAL STOCKHOLDERS' EQUITY                                 728,851                 705,884                 666,629
                                                       -----------             -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 7,815,288             $ 8,002,174             $ 8,047,862
                                                       ===========             ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                 QUARTER ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                              -----------------------------       -----------------------------
                                                  1997              1996              1997               1996
                                              -----------       -----------       -----------       -----------
                                                     (in thousands, except shares and per share data)

INTEREST INCOME
Interest and fees on loans                    $   126,701       $   112,732       $   248,253       $   222,984
Lease financing income                              4,466             2,502             7,697             5,339
Interest on investment securities:
    Taxable interest income                        15,881            17,459            33,406            34,257
    Exempt from Federal income taxes                  190               773               422             1,633
Other interest income                               2,215             5,140             5,070            10,172
                                              -----------       -----------       -----------       -----------
    Total interest income                         149,453           138,606           294,848           274,385
                                              -----------       -----------       -----------       -----------
INTEREST EXPENSE
Deposits                                           48,606            42,955            95,813            85,004
Short-term borrowings                              11,400            13,202            23,404            27,036
Long-term debt                                      3,790             4,391             7,460             8,267
                                              -----------       -----------       -----------       -----------
    Total interest expense                         63,796            60,548           126,677           120,307
                                              -----------       -----------       -----------       -----------
    Net interest income                            85,657            78,058           168,171           154,078
Provision for loan losses                           4,261             5,191             8,013             8,513
                                              -----------       -----------       -----------       -----------
    Net interest income after provision for
      loan losses                                  81,396            72,867           160,158           145,565
                                              -----------       -----------       -----------       -----------
NONINTEREST INCOME
Trust and investment services income                6,143             5,829            12,898            12,326
Service charges on deposit accounts                 7,221             6,211            14,018            12,197
Other service charges and fees                     10,943            10,081            22,671            19,898
Securities gains, net                                 221                 7               219                27
Other                                               5,497             5,282             8,238             6,930
                                              -----------       -----------       -----------       -----------
    Total noninterest income                       30,025            27,410            58,044            51,378
                                              -----------       -----------       -----------       -----------
NONINTEREST EXPENSE
Salaries and wages                                 28,533            24,947            57,235            49,141
Employee benefits                                   9,023             8,778            17,731            17,956
Occupancy expense                                   9,516             6,372            20,141            12,817
Equipment expense                                   6,484             5,641            12,570            11,122
Other                                              24,973            22,208            48,027            44,316
                                              -----------       -----------       -----------       -----------
    Total noninterest expense                      78,529            67,946           155,704           135,352
                                              -----------       -----------       -----------       -----------
    Income before income taxes                     32,892            32,331            62,498            61,591
Income taxes                                       10,627            11,587            19,717            20,644
                                              -----------       -----------       -----------       -----------
NET INCOME                                    $    22,265       $    20,744       $    42,781       $    40,947
                                              ===========       ===========       ===========       ===========

PER SHARE DATA
NET INCOME                                    $       .70       $       .67       $      1.35       $      1.32
                                              ===========       ===========       ===========       ===========
CASH DIVIDENDS                                $       .31       $      .295       $       .62       $       .59
                                              ===========       ===========       ===========       ===========

AVERAGE SHARES OUTSTANDING                     31,789,800        31,127,822        31,782,666        31,124,513
                                              ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------
                                                                      1997               1996
                                                                    ---------          -------
                                                                          (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                      $ 333,511         $304,051
                                                                    ---------         --------
Cash flows from operating activities:
 Net income                                                            42,781           40,947

 Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                        8,013            8,513

       Depreciation and amortization                                   15,816           15,298

       Income taxes                                                     8,163           12,213

       Decrease (increase) in interest receivable                       2,179           (3,254)

       Decrease in interest payable                                    (1,759)          (7,006)

       Decrease in prepaid expenses                                     5,267            1,594

       Other                                                          (35,530)         (22,985)
                                                                    ---------         --------
Net cash provided by operating activities                              44,930           45,320
                                                                    ---------         --------
Cash flows from investing activities:
 Net decrease in interest-bearing deposits
     in other banks                                                    15,000           70,440

 Net decrease (increase) in Federal funds sold and securities
     purchased under agreements to resell                             103,370          (32,037)

 Purchase of available-for-sale investment securities                (128,309)        (466,457)

 Proceeds from sale of available-for-sale
     investment securities                                            186,357            5,009

 Proceeds from maturity of available-for-sale
     investment securities                                            187,087          358,109

 Net decrease (increase) in loans to customers                       (242,801)          10,501

 Net cash provided by the acquisition of branches
   from U.S. Bancorp and West One Bancorp                                --            218,966

 Purchase of bank owned life insurance                                (30,000)            --

 Capital expenditures                                                 (10,624)         (13,765)

 Other                                                                 (7,510)           5,208
                                                                    ---------         --------
Net cash provided by investing activities                              72,570          155,974
                                                                    ---------         --------
Cash flows from financing activities:
 Net decrease in deposits                                             (60,862)        (171,816)

 Net decrease in short-term borrowings                               (173,541)         (90,606)

 Proceeds from long-term debt                                         140,700           53,000

 Payments on long-term debt                                           (59,706)         (16,002)

 Cash dividends paid                                                  (19,703)         (18,363)

 Issuance (repurchase) of treasury stock, net                             913             (205)
                                                                    ---------         --------
Net cash used in financing activities                                (172,199)        (243,992)
                                                                    ---------         --------
CASH AND DUE FROM BANKS AT END OF PERIOD                            $ 278,812         $261,353
                                                                    =========         ========

Supplemental disclosures:
 Interest paid                                                      $ 128,436         $127,313
                                                                    =========         ========
 Income taxes paid                                                  $  11,554         $  8,431
                                                                    =========         ========
Supplemental schedule of noncash investing
 and financing activities:
 Loans converted into other real estate owned                       $   5,277         $  9,790
                                                                    =========         ========
 Loans made to facilitate the sale of other real estate owned       $     366         $     50
                                                                    =========         ========

In connection with the acquisition of branches from U.S. Bancorp and West One Bancorp, the following liabilities were assumed:

Fair value of assets acquired                                       $      --         $468,300

Cash received                                                              --          218,966
                                                                    ---------         --------
Liabilities assumed                                                 $      --         $687,266
                                                                    =========         ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                   QUARTER ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                 --------------------------        --------------------------
                                                   1997              1996             1997            1996
                                                 ---------        ---------        ---------        ---------
                                                                             (in thousands)
BALANCE, BEGINNING OF PERIOD                     $ 715,652        $ 657,229        $ 705,884        $ 649,537
Net income                                          22,265           20,744           42,781           40,947
Issuance (purchase) of treasury stock, net             829                8              840             (213)
Cash dividends                                      (9,853)          (9,183)         (19,703)         (18,363)
Unrealized valuation adjustment                        (42)          (2,169)          (1,024)          (5,287)
Incentive plan for key executives                     --               --                 73                8
                                                 ---------        ---------        ---------        ---------
BALANCE, END OF PERIOD                           $ 728,851        $ 666,629        $ 728,851        $ 666,629
                                                 =========        =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The accounting and reporting policies of First Hawaiian, Inc. and Subsidiaries (the "Company") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of significant accounting policies:

         CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries; First Hawaiian Creditcorp, Inc.; Pacific One Bank; ANB Financial Corporation and its wholly-owned subsidiary; FHL Lease Holding Company, Inc.; First Hawaiian Capital I; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

         RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for 1996 have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

         DERIVATIVES

         The criteria that must be satisfied for accrual accounting treatment are as follows: (1) the transaction to be hedged exposes the Company to interest rate risk; (2) the hedge acts to reduce the interest rate risk by moving closer to being insensitive to interest rate changes; and (3) the derivative is designed and effective as a hedge of the transaction. The following additional criteria apply to hedges of anticipated transactions: (1) the significant characteristics and expected terms of the anticipated transaction must be identified; and (2) it must be probable that the anticipated transaction will occur.

         Derivative products that do not satisfy the hedging criteria described above would be carried at market value. Any changes in market value would be recognized in noninterest income. As of June 30, 1997, all derivative product instruments met the criteria for accrual accounting treatment.

         Gains or losses resulting from early termination of derivatives and the designated hedged item are recorded to income or expense at the date of termination. Gains or losses on termination of anticipatory hedges are amortized over the life of the hedged item.


2.       ACCOUNTING CHANGES

         As of January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which were not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." These provisions specify the recognition and measurement of servicing assets and liabilities as well as financial assets subject to prepayment and did not have a significant impact to the Company's financial statements as of June 30, 1997. SFAS No. 127 defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. Management has not yet determined the effect of the adoption of SFAS No. 127 to the Company's consolidated financial statements.

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure," which improves the earnings per share information provided in financial statements by simplifying the existing computational guidelines and revising the disclosure requirements. These statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which are both effective for fiscal periods beginning after December 15, 1997. The impact of these statements on the Company's current disclosures is not expected to be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

First Hawaiian, Inc. and Subsidiaries



3.       IMPAIRED LOANS

         The following table summarizes impaired loan information as of and for the six months ended June 30, 1997, as of and for the year ended December 31, 1996 and as of and for the six months ended June 30, 1996:

                                                                       JUNE 30, 1997       December 31, 1996   June 30, 1996
                                                                       -------------       -----------------   -------------
                                                                                             (in thousands)
                 Impaired loans                                            $101,705            $128,446            $ 74,233

                 Impaired loans with related allowance for loan

                   losses calculated under SFAS No. 114                    $ 46,736            $ 35,517            $ 55,132

                 Total allowance on impaired loans                         $ 10,603            $  9,690            $ 16,071

                 Average impaired loans                                    $ 98,859            $ 87,289            $ 90,453

                 Interest income recorded during the period                $    542            $    980            $    403



         Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to principal.



4.       BUSINESS COMBINATIONS

         On April 18, 1997, Pioneer Federal Savings Bank ("Pioneer"), a former wholly-owned subsidiary of the Company, was merged into First Hawaiian Bank. In the process, 14 of 19 Pioneer branches were closed.

         On May 31, 1996, for a purchase price of $36 million, the Company acquired 31 branches in the States of Oregon, Washington and Idaho which were being divested by U.S. Bancorp and West One Bancorp as a result of their merger. This transaction included the purchase of loans of $400 million and the assumption of deposits of $687 million. The acquisition was accounted for using the purchase method of accounting and the results of operations were included in the Consolidated Statements of Income from the date of acquisition. Of the 31 branches acquired by the Company, the 26 Oregon and Idaho branches are being operated as Pacific One Bank, a wholly-owned subsidiary of the Company. The five branches acquired in the State of Washington were originally (see current operations described below) operated as branches of Pioneer under the name "Pacific One Bank, FSB."



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET INCOME

The Company recorded consolidated net income for the first six months of 1997 of $42,781,000, an increase of $1,834,000, or 4.5%, over the first six months of 1996. For the second quarter of 1997, the consolidated net income of $22,265,000 represented an increase of 7.3% over the same quarter in 1996. The increase in consolidated net income was primarily attributable to the Pacific Northwest Acquisitions in mid-1996.

On a per share basis, consolidated net income for the six months and quarter ended June 30, 1997 were $1.35 and $.70, respectively, representing increases of 2.3% and 4.5%, respectively, over the same periods in 1996. The greater percentage increases in consolidated net income as compared to the consolidated net income on a per share basis, were attributable to the higher average number of shares outstanding in 1997 as compared to 1996, as a result of the issuance of common stock of the Company for the acquisition of ANB Financial Corporation in July 1996.

On an annualized basis, the Company's return on average total assets for the first six months of 1997 was 1.08%, a decrease of 1.8% compared to the same period in 1996, and its return on average stockholders' equity was 12.06%, a decrease of 3.7% compared to the same period in 1996. The decreases in return on average total assets and return on average stockholders' equity were primarily due to increases in average total assets and average stockholders' equity of 6.8% and 8.8%, respectively, over the same period in 1996. The increase in average total assets and average stockholders' equity was primarily attributable to the Pacific Northwest Acquisitions in mid-1996 and the issuance of stock related thereto.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $13,384,000, or 8.6%, to $168,585,000 for the first six months of 1997 from
$155,201,000 for the same period in 1996. Net interest income increased $7,246,000, or 9.2%, to $85,840,000 for the second quarter of 1997 from
$78,594,000 for the same period in 1996. The increases in net interest income for the first six months and second quarter of 1997 over the same periods in 1996 were primarily due to increases in the net interest margin and average earning assets. The net interest margin for the first six months and second quarter of 1997 increased 16 and 24 basis points (1% equals 100 basis points), respectively, over the same periods in 1996.

The net interest margin was 4.75% and 4.83%, respectively, for the first six months and second quarter of 1997, up 3.5% and 5.2%, respectively, over the same periods in 1996. The increase in the net interest margin was primarily attributable to an increase in the yield on average earning assets, which increased 19 and 29 basis points for the first six months and second quarter of 1997, respectively, as compared with the same periods in 1996. The increase in the yield on average earning assets was partially offset by an increase in the rate paid on funding sources which increased 2 and 5 basis points, respectively, for the first six months and second quarter of 1997 over the same periods in 1996.

Average earning assets increased by $344,790,000, or 5.1%, and $242,923,000, or 3.5%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996. The increase was due to the Pacific Northwest Acquisitions. Excluding the Pacific Northwest Acquisitions, average earning assets for the first six months and second quarter of 1997 decreased $270,746,000, or 4.0%, and $281,600,000, or 4.2%, respectively, as compared to the same periods in 1996. This decrease was primarily due to the reduced levels of state and local government funds requiring collateralization and the liquidation of excess investment securities resulting from the merger of First Hawaiian Bank and Pioneer. Excluding the aforementioned Pacific Northwest Acquisitions, the average investment securities portfolio for the first six months and second quarter of 1997 decreased by $220,751,000, or 19.8%, and $243,116,000, or 22.1%, respectively, as compared to the same periods in 1996 due to the previously mentioned merger and reduced levels of state and local government funds requiring collateralization.

Average loans for the first six months and second quarter of 1997 increased by $625,687,000, or 11.8%, and $623,755,000, or 11.7%, respectively, over the same periods in 1996, primarily due to the Pacific Northwest Acquisitions. Excluding the effect of the Pacific Northwest Acquisitions, average loans for the first six months and second quarter of 1997 increased 2.5% and 3.3%, respectively, over the same periods in 1996. Also, the mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have included the Pacific Northwest Acquisitions and credit extensions to companies in the media and telecommunications industry located on the mainland United States.

Average interest-bearing deposits and liabilities increased by $396,880,000, or 6.9%, and $320,600,000, or 5.5%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996. These increases were primarily due to the Pacific Northwest Acquisitions (including the issuance of $50 million of long-term subordinated debt during the second quarter of 1996 to fund the Pacific Northwest Acquisitions). Excluding the impact of the Pacific Northwest Acquisitions, average interest-bearing deposits and liabilities for the first six months and second quarter of 1997 decreased $109,410,000, or 1.9%, and $89,786,000, or 1.6%, respectively, compared to the same periods in 1996. The decreases reflect the repayment of short-term borrowings from proceeds received from the liquidation of the investment securities portfolio as described above. As a result of depositors seeking higher yields, the mix of average interest-bearing deposits changed with higher-yielding average time deposits representing 49.9% and 50.2% of average interest-bearing deposits for the first six months and second quarter of 1997, respectively, as compared to 48.4% and 49.0% for the same periods in 1996.

The Company issued $100,000,000 of 8.343% Series A capital securities on June 30, 1997. This issuance did not have a significant impact on average interest-bearing deposits and liabilities and interest expense during the second quarter of 1997.

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



                                                              Quarter Ended June 30,
                                     ----------------------------------------------------------------------------
                                                     1997                                   1996
                                     --------------------------------------     ---------------------------------
                                                      Interest                                Interest
                                       Average        Income/       Yield/        Average     Income/      Yield/
            ASSETS                     Balance        Expense      Rate (1)       Balance     Expense     Rate (1)
                                     ----------      ---------     --------     ----------   ---------   ---------
                                                                  (dollars in thousands)
Earning assets:
  Interest-bearing deposits
    in other banks                   $   33,310      $    488        5.88%      $  200,787    $  2,755      5.52%

  Federal funds sold and
    securities purchased
    under agreements to resell          129,933         1,727        5.33          173,394       2,385      5.53

  Investment securities (2)             987,656        16,166        6.57        1,157,550      18,633      6.47

  Loans (3), (4)                      5,975,961       131,255        8.81        5,352,206     115,369      8.67
                                     ----------      --------                   ----------    --------

    Total earning assets              7,126,860       149,636        8.42        6,883,937     139,142      8.13
                                                     --------                                 --------
Nonearning assets                       794,886                                    672,224
                                     ----------                                 ----------

    Total assets                     $7,921,746                                 $7,556,161
                                     ==========                                 ==========






                                                              Six Months Ended June 30,
                                     ----------------------------------------------------------------------------
                                                     1997                                   1996
                                     --------------------------------------     ---------------------------------
                                                      Interest                                Interest
                                       Average        Income/       Yield/        Average     Income/      Yield/
            ASSETS                     Balance        Expense      Rate (1)       Balance     Expense     Rate (1)
                                     ----------      ---------     --------     ----------   ---------   ---------
                                                                  (dollars in thousands)
Earning assets:
  Interest-bearing deposits
    in other banks                   $   44,381      $  1,250        5.68%      $  204,168    $  5,653      5.57%

  Federal funds sold and
    securities purchased
    under agreements to resell          143,780         3,820        5.36          164,399       4,519      5.53

  Investment securities (2)           1,045,338        34,040        6.57        1,145,829      36,736      6.45

  Loans (3), (4)                      5,918,130       256,152        8.73        5,292,443     228,600      8.69
                                     ----------      --------                   ----------    --------

    Total earning assets              7,151,629       295,262        8.33        6,806,839     275,508      8.14
                                                     --------                                 --------
Nonearning assets                       805,324                                    645,151
                                     ----------                                 ----------

    Total assets                     $7,956,953                                 $7,451,990
                                     ==========                                 ==========


(1)  Annualized.

(2)  Average balances exclude the effects of fair value adjustments.

(3) Nonaccruing loans have been included in the computations of average loan balances.

(4) Interest income for loans included loan fees of $6,109 and $11,981 for the quarter and six months ended June 30, 1997, respectively, and $6,183 and $11,801 for the quarter and six months ended June 30, 1996, respectively.


                                                              Quarter Ended June 30,
                                     ----------------------------------------------------------------------------
                                                     1997                                   1996
                                     --------------------------------------     ---------------------------------
                                                      Interest                                Interest
        LIABILITIES AND                Average        Income/       Yield/        Average     Income/      Yield/
    STOCKHOLDERS' EQUITY               Balance        Expense      Rate (1)       Balance     Expense     Rate (1)
                                     ----------      ---------     --------     ----------   ---------   ---------
                                                                  (dollars in thousands)
Interest-bearing deposits
  and liabilities:

  Deposits                           $5,017,047     $  48,606       3.89%       $ 4,549,312   $ 42,955      3.80%
  Short-term borrowings                 876,569        11,400       5.22            976,131     13,202      5.44
  Long-term debt                        232,925         3,790       6.53            280,498      4,391      6.30
                                     ----------      --------                   -----------    --------
    Total interest-bearing
        deposits and
        liabilities                   6,126,541        63,796       4.18          5,805,941     60,548      4.19
                                                     --------       ----                       --------     ----
    Interest rate spread                                            4.24%                                   3.94%
                                                                    ====                                    ====
Noninterest-bearing demand
  deposits                              846,554                                     872,528
Other liabilities                       227,566                                     215,405
                                     ----------                                 -----------
    Total liabilities                 7,200,661                                   6,893,874

Stockholders' equity                    721,085                                     662,287
                                     ----------                                 -----------

    Total liabilities and
        stockholders' equity         $7,921,746                                 $ 7,556,161
                                     ==========                                 ===========

    Net interest income and
        margin on earning
        assets                                         85,840       4.83%                       78,594      4.59%
                                                                    ====                                    ====

Tax equivalent adjustment                                 183                                      536
                                                    ---------                                  --------

    Net interest income                             $  85,657                                 $ 78,058
                                                    =========                                  ========





                                                              Six Months Ended June 30,
                                     ----------------------------------------------------------------------------
                                                     1997                                   1996
                                     --------------------------------------     ---------------------------------
                                                      Interest                                Interest
        LIABILITIES AND                Average        Income/       Yield/        Average     Income/      Yield/
    STOCKHOLDERS' EQUITY               Balance        Expense      Rate (1)       Balance     Expense     Rate (1)
                                     ----------      ---------     --------     ----------   ---------   ---------
                                                                  (dollars in thousands)
Interest-bearing deposits
  and liabilities:

  Deposits                           $5,003,967     $  95,813       3.86%       $ 4,470,853   $ 85,004      3.82%
  Short-term borrowings                 910,664        23,404       5.18          1,010,700     27,036      5.38
  Long-term debt                        227,460         7,460       6.61            263,658      8,267      6.31
                                     ----------      --------                   -----------    --------
    Total interest-bearing
        deposits and
        liabilities                   6,142,091       126,677       4.16          5,745,211    120,307      4.21
                                                     --------       ----                       --------     ----
    Interest rate spread                                            4.17%                                   3.93%
                                                                    ====                                    ====
Noninterest-bearing demand
  deposits                              862,363                                     851,740
Other liabilities                       237,011                                     197,236
                                     ----------                                 -----------
    Total liabilities                 7,241,465                                   6,794,187

Stockholders' equity                    715,488                                     657,803
                                     ----------                                 -----------

    Total liabilities and
        stockholders' equity         $7,956,953                                 $ 7,451,990
                                     ==========                                 ===========

    Net interest income and
        margin on earning
        assets                                        168,585       4.75%                        155,201    4.59%
                                                                    ====                                    ====

Tax equivalent adjustment                                 414                                      1,123
                                                    ---------                                   --------

    Net interest income                             $ 168,171                                   $154,078
                                                    =========                                   ========



(1)  Annualized.

INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                       JUNE 30,              December 31,              June 30,
                                        1997                     1996                    1996
                                     -----------             -----------             -----------
                                                           (in thousands)
        Amortized cost               $   892,507             $ 1,137,640             $ 1,269,525

        Unrealized gains                   1,641                   4,984                   4,098

        Unrealized losses                   (262)                 (1,905)                 (3,769)
                                     -----------             -----------             -----------

        Fair value                   $   893,886             $ 1,140,719             $ 1,269,854
                                     ===========             ===========             ===========


Gross realized gains and losses for the six months ended June 30, 1997 and 1996 were as follows:

                                           1997              1996
                                          -----             -----
                                               (in thousands)
         Realized gains                   $ 992             $  37

         Realized losses                   (773)              (10)
                                          -----             -----

         Securities gains, net            $ 219             $  27
                                          =====             =====

Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at June 30, 1997, December 31, 1996 and June 30, 1996:

                                                  JUNE 30, 1997          December 31, 1996               June 30, 1996
                                             --------------------     --------------------------     --------------------
                                               AMOUNT       %           Amount             %           Amount       %
                                             ---------- ---------     ----------       ---------     ---------- ---------
                                                                       (dollars in thousands)

Commercial, financial and agricultural      $1,525,979       25.3%     $1,381,824           23.8%   $1,375,920       24.3%

Real estate:
    Commercial                               1,225,602       20.3       1,172,124           20.2     1,162,909       20.5
    Construction                               167,230        2.8         213,195            3.7       211,842        3.7
    Residential:
         Insured, guaranteed or
              conventional                   1,475,858       24.5       1,473,803           25.4     1,418,345       25.1
         Home equity credit lines              462,839        7.6         462,117            8.0       416,875        7.4
                                             ---------- ---------      ----------      ---------     ---------- ---------

         Total real estate loans             3,331,529       55.2       3,321,239           57.3     3,209,971       56.7
                                             ---------- ---------      ----------      ---------     ---------- ---------
Consumer                                       589,842        9.8         583,060           10.0       593,316       10.5
Lease financing                                278,046        4.6         240,898            4.1       232,614        4.1
Foreign                                        306,156        5.1         279,711            4.8       247,017        4.4
                                             ---------- ---------      ----------      ---------     ---------- ---------

         Total loans                         6,031,552      100.0%      5,806,732          100.0%    5,658,838      100.0%
                                                        =========                      =========                =========

Less allowance for loan losses                  84,189                    85,248                        84,531
                                             ---------                -----------                   ----------
         Total net loans                    $5,947,363                 $5,721,484                   $5,574,307
                                            ==========                ===========                   ==========


The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 1997, total loans were $6,031,552,000, representing increases of 3.9% and 6.6% over December 31, 1996 and June 30, 1996, respectively. The increase over June 30, 1996 was primarily due to the Pacific Northwest Acquisitions. Excluding the Pacific Northwest Acquisitions, total loans increased $174,765,000, or 3.3%, over June 30, 1996.

Total loans at June 30, 1997, represented 77.2% of total assets, 86.9% of total earning assets and 102.6% of total deposits, compared to 72.6% of total assets, 82.0% of total earning assets and 97.8% of total deposits at December 31, 1996, and 70.3% of total assets, 78.4% of total earning assets and 96.4% of total deposits at June 30, 1996.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 1997, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 1997, December 31, 1996 and June 30, 1996 follows:

                                                               JUNE 30,        December 31,        June 30,
                                                                 1997             1996               1996
                                                               -------           -------           -------
                                                                  (dollars in thousands)
Nonperforming loans:
    Nonaccrual:
         Commercial, financial and agricultural                $16,380           $21,398           $19,573

         Real estate:
             Commercial                                          6,835             6,156            23,935
             Construction                                        1,878             1,700             7,444
             Residential:
                 Insured, guaranteed, or conventional            8,761            13,815            10,241
                 Home equity credit lines                           49               451               173
                                                               -------           -------           -------

                   Total real estate loans                      17,523            22,122            41,793
                                                               -------           -------           -------

         Lease financing                                          --                  27                21
                                                               -------           -------           -------

                   Total nonaccrual loans                       33,903            43,547            61,387
                                                               -------           -------           -------
    Restructured:
         Commercial, financial and agricultural                  2,813             3,429               617

         Real estate:
             Commercial                                         39,129            24,604             2,500
             Construction                                        1,668              --                --
             Residential:
                 Insured, guaranteed, or conventional            1,384               267              --
                 Home equity credit lines                          559               561              --
                                                               -------           -------           -------
                   Total restructured loans                     45,553            28,861             3,117
                                                               -------           -------           -------
                   Total nonperforming loans                    79,456            72,408            64,504

Other real estate owned                                         18,419            25,574            14,720
                                                               -------           -------           -------
                   Total nonperforming assets                  $97,875           $97,982           $79,224
                                                               =======           =======           =======

Past due loans:
    Commercial, financial and agricultural                     $ 6,331           $ 7,765           $ 2,268

    Real estate:
         Commercial                                              4,550             7,676             9,137
         Residential:
             Insured, guaranteed, or conventional               12,907             9,812             8,065
             Home equity credit lines                            3,048             2,220             3,255
                                                               -------           -------           -------
                   Total real estate loans                      20,505            19,708            20,457
                                                               -------           -------           -------
    Consumer                                                     2,770             2,869             2,122
    Lease financing                                                 52                40                28
                                                               -------           -------           -------
                   Total past due loans (1)                    $29,658           $30,382           $24,875
                                                               =======           =======           =======

Nonperforming assets to total loans
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans                     1.62%             1.68%             1.40%
    Including 90 days past due accruing loans                     2.11%             2.20%             1.83%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans                     1.25%             1.22%              .98%
    Including 90 days past due accruing loans                     1.63%             1.60%             1.29%

(1) Represents loans which are past due 90 days or more as to principal and interest and still accruing interest.

Nonperforming assets decreased from $97,982,000, or 1.68% of total loans and other real estate owned ("OREO") at December 31, 1996, to $97,875,000, or 1.62% of total loans and OREO at June 30, 1997. The percentage of nonperforming assets to total assets increased from 1.22% at December 31, 1996 to 1.25% at June 30, 1997, primarily due to a 2.3% decrease in total assets. In addition, certain components of total nonperforming assets changed from December 31, 1996 as compared to June 30, 1997. Nonaccrual loans at June 30, 1997 decreased $9,644,000, or 22.1%, from the balance at December 31, 1996, primarily due to decreases in commercial, financial and agricultural and real estate - residential loans of $5,018,000 and $5,456,000, respectively. In addition, OREO at June 30, 1997 decreased by $7,155,000 from the balance at December 31, 1996, due to the sale of property with a carrying value of $7,200,000. These decreases were partially offset by an increase in restructured commercial real estate loans of $14,525,000, principally due to the addition of a commercial real estate loan previously identified as a potential problem loan at December 31, 1996. Moreover, certain potential problem loans have been classified as nonperforming assets by management in connection with its continuing review of the loan portfolio.

Nonperforming assets decreased $11,365,000, or 10.4%, from $109,240,000 at March 31, 1997 to $97,875,000 at June 30, 1997. This decrease was primarily attributable to the aforementioned OREO sale in the second quarter of 1997.

Loans past due 90 days or more and still accruing interest totalled $29,658,000 at June 30, 1997, a decrease of $724,000, or 2.4%, compared to December 31, 1996. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately collateralized and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been affected by the impact of adverse economic conditions and trends in Hawaii. The first and most important of these adverse economic trends is the continuing weakness of the Hawaii economy's recovery from the 1992 recession. In contrast to the mainland economy, Hawaii's recovery from the recession continues to be slow and protracted; Hawaii continues to show weaknesses in its local real estate market, including declining values in the leasehold real estate sector. The second significant adverse economic trend is the nagging effect of Hurricane Iniki in September 1992. The island of Kauai has never totally recovered from the damage to resort, hotel and agricultural property and the extended insurance claim period that followed. These trends may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

     The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:

                                                     Quarter Ended June 30,
                                 --------------------------------------------------------------------
                                             1997                                 1996
                                 ---------------------------         --------------------------------
                                  Average            Average           Average              Average
                                  Balance            Rate(1)           Balance               Rate(1)
                                 ----------          -------          ----------            --------
                                                        (dollars in thousands)
Interest-bearing demand          $1,598,306           2.57%           $1,172,203              2.71%
Savings                             898,142           2.47             1,149,066              2.08
Time                              2,520,599           5.22             2,228,043              5.25
                                 ----------                           ----------

 Total interest-bearing deposits  5,017,047           3.89             4,549,312              3.80

Noninterest-bearing demand          846,554              -               872,528                 -
                                 ----------                           ----------
 Total deposits                  $5,863,601           3.33%           $5,421,840              3.19%
                                 ==========                           ==========






                                                     Six Months Ended June 30,
                                 --------------------------------------------------------------------
                                             1997                                 1996
                                 ---------------------------         --------------------------------
                                  Average            Average           Average              Average
                                  Balance            Rate(1)           Balance               Rate(1)
                                 ----------          -------          ----------            --------
                                                        (dollars in thousands)
Interest-bearing demand          $1,559,926           2.59%           $1,148,673              2.66%
Savings                             946,162           2.30             1,156,531              2.11
Time                              2,497,879           5.25             2,165,649              5.36
                                 ----------                           ----------

 Total interest-bearing deposits  5,003,967           3.86             4,470,853              3.82

Noninterest-bearing demand          862,363              -               851,740                 -
                                 ----------                           ----------
 Total deposits                  $5,866,330           3.29%           $5,322,593              3.21%
                                 ==========                           ==========



Average interest-bearing deposits increased $553,114,000, or 11.9%, and $467,735,000, or 10.3%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996. The increase in average interest-bearing deposits was primarily due to the Pacific Northwest Acquisitions and various deposit product programs initiated by the Company throughout 1996 and 1997. As a result of the aforementioned acquisitions and depositors seeking higher yields through the deposit product programs, the mix of average interest-bearing deposits changed, with higher yielding average time certificate of deposits representing 49.9% and 50.2% of average interest-bearing deposits in the first six months and second quarter of 1997, respectively, as compared to 48.4% and 49.0% in the same respective periods in 1996.


(1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                            QUARTER ENDED                            SIX MONTHS ENDED
                                                                JUNE 30,                                  JUNE 30,
                                                      -------------------------------         -------------------------------
                                                          1997               1996                 1997                1996
                                                      -----------         -----------         -----------         -----------
                                                                      (dollars in thousands)
Loans outstanding (end of period)                     $ 6,031,552         $ 5,658,838         $ 6,031,552         $ 5,658,838
                                                      ===========         ===========         ===========         ===========

Average loans outstanding                             $ 5,975,961         $ 5,352,206         $ 5,918,130         $ 5,292,443
                                                      ===========         ===========         ===========         ===========

Allowance for loan losses summary:
   Balance at beginning of period                     $    85,136         $    79,585         $    85,248         $    78,733
                                                      -----------         -----------         -----------         -----------

   Allowance due to the acquisition of branches
     from U.S. Bancorp and West One Bancorp                  --                 6,200                --                 6,200

   Loans charged off:
       Commercial, financial and agricultural               3,339               1,978               3,353               2,396
       Real estate:
          Commercial                                           88               1,240                 343               1,286
          Construction                                       --                  --                    61                --
          Residential                                         960                 980               2,035               1,190
       Consumer                                             3,436               3,149               6,511               5,611
       Lease Financing                                         16                --                    16                --
       Foreign                                                 16                  15                  20                  77
                                                      -----------         -----------         -----------         -----------
          Total loans charged off                           7,855               7,362              12,339              10,560
                                                      -----------         -----------         -----------         -----------

   Recoveries on loans charged off:
       Commercial, financial and agricultural               1,271                 503               1,319                 583
       Real estate:
          Commercial                                           52                   6                  64                   7
          Residential                                         647                  84                 662                 137
       Consumer                                               664                 319               1,198                 903
       Lease financing                                          7                --                    11                   2
       Foreign                                                  6                   5                  13                  13
                                                      -----------         -----------         -----------         -----------
          Total recoveries on loans previously
            charged off                                     2,647                 917               3,267               1,645
                                                      -----------         -----------         -----------         -----------
          Net charge-offs                                  (5,208)             (6,445)             (9,072)             (8,915)
   Provision charged to expense                             4,261               5,191               8,013               8,513
                                                      -----------         -----------         -----------         -----------
   Balance at end of period                           $    84,189         $    84,531         $    84,189         $    84,531
                                                      ===========         ===========         ===========         ===========


Net loans charged off to average loans                        .35%(1)             .48%(1)             .31%(1)             .34%(1)

Net loans charged off to allowance for
   loan losses                                              24.81%(1)           30.67%(1)           21.73%(1)           21.21%(1)

Allowance for loan losses to total
   loans (end of period)                                     1.40%               1.49%               1.40%                1.49%

Allowance for loan losses to nonperforming
   loans (end of period):
       Excluding 90 days past due
          accruing loans                                     1.06x               1.31x              1.06X               1.31x

       Including 90 days past due
          accruing loans                                     .77X                .95x                .77X                .95x


(1)    Annualized.

For the first six months of 1997, the provision for loan losses was $8,013,000, a decrease of $500,000, or 5.9%, compared to the same period in 1996. The provision for loan losses was $4,261,000 for the second quarter of 1997, a decrease of $930,000, or 17.9%, compared to the same period in 1996. The decrease in the provision for loan losses for the second quarter of 1997 resulting from the decrease in net charge-offs for the same period in 1996.
Net charge-offs remained relatively consistent for the first six months of 1997 compared to the same period in 1996.

Net charge-offs for the first six months of 1997 rose slightly to $9,072,000, an increase of $157,000, or 1.8%, over the same period in 1996. Net charge-offs for the second quarter of 1997 were $5,208,000 compared to $6,445,000 for the same period a year ago. The decrease in net charge-offs for the second quarter of 1997 was primarily due to an increase in commercial, financial and agricultural loan recoveries. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

The allowance for loan losses decreased to 106% of nonperforming loans at June 30, 1997 (excluding 90 days past due accruing loans) from 118% at December 31, 1996, reflecting the decrease in the allowance for loan losses.

In management's judgment, the allowance for loan losses is adequate to absorb potential losses currently inherent in the portfolio at June 30, 1997.
However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance for loan losses.

NONINTEREST INCOME

Excluding securities transactions, noninterest income totalled $57,825,000 and $29,804,000 for the first six months and second quarter of 1997, respectively, an increase of 12.6% and 8.8%, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions and securities transactions, noninterest income increased $3,061,000 and $892,000 for the first six months and second quarter of 1997, respectively, an increase of 6.0% and 3.3%, respectively, over the same periods in 1996.

Trust and investment services income increased $572,000 and $314,000, or 4.6% and 5.4%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996.

Service charges on deposit accounts increased $1,821,000 and $1,010,000, or 14.9% and 16.3%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, service charges on deposit accounts increased $271,000 and $250,000 for the first six months and second quarter of 1997, respectively, an increase of 2.2% and 4.1%, respectively, over the same periods in 1996. These increases were primarily due to an increase in service charges on checks paid and returned.

Other service charges and fees increased $2,773,000 and $862,000, or 13.9% and 8.6%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, other service charges and fees increased $1,031,000 and $47,000 for the first six months and second quarter of 1997, respectively, an increase of 5.2% and .5%, respectively, over the same periods in 1996. The increase for the first six months of 1997 over the same period in 1996 was primarily due to higher: (1) merchant discount fees; (2) income earned from annuity and mutual fund sales; and (3) mortgage servicing fees for mortgage loans that were originated and sold with servicing retained.

Other noninterest income increased $1,308,000 and $215,000, or 18.9% and 4.1%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, other noninterest income increased $1,020,000 and $92,000 for the first six months and second quarter of 1997, respectively, an increase of 14.8% and 1.8%, respectively, over the same periods in 1996. The increase for the first six months of 1997 was primarily due to: (1) a gain on the sale of a leasehold interest in a former Pioneer branch of $2,500,000; and (2) higher foreclosed property income. In addition, other noninterest income included a gain on sale of OREO of $3,029,000 in the second quarter of 1996.

NONINTEREST EXPENSE

Noninterest expense totalled $155,704,000 for the first six months of 1997, an increase of 15.0% over the first six months of 1996. Noninterest expense totalled $78,529,000 for the second quarter of 1997, an increase of $10,583,000, or 15.6%, over the same period a year ago. Excluding the Pacific Northwest Acquisitions, noninterest expense increased $6,586,000 and $4,276,000 for the first six months and second quarter of 1997, respectively, an increase of 4.9% and 6.5%, respectively, over the same periods in 1996.

Total personnel expense (salaries and wages and employee benefits) increased $7,869,000 and $3,831,000, or 11.7% and 11.4%, for the first six months and second quarter of 1997, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, personnel expense remained relatively constant for the first six months and second quarter of 1997 compared to the same periods in 1996.

Occupancy expense for the first six months and second quarter of 1997 increased $7,324,000, or 57.1%, and $3,144,000, or 49.3%, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, occupancy expense increased $6,427,000 and $2,720,000 for the first six months and second quarter of 1997, respectively, an increase of 50.4% and 43.1%, respectively, over the same periods in 1996. The increase was primarily due to costs associated with the new administrative headquarters building (including related amortization of previously capitalized expense during the construction period).

Equipment expense increased $1,448,000, or 13.0%, and $843,000, or 14.9%, respectively, for the first six months and second quarter of 1997 over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, equipment expense increased $772,000 and $537,000 for the first six months and second quarter of 1997, respectively, an increase of 7.0% and 9.6%, respectively, over the same periods in 1996. The increase was a result of higher service contract and data processing equipment rental expense in 1997.

Excluding a pre-tax loss of $1,945,000 (which actually resulted in an after-tax gain of $399,000 due to a net tax benefit of $2,344,000 recognized through reversal of the related tax liabilities) recognized on the sale of a certain leveraged lease in the first quarter of 1996, the Pacific Northwest Acquisitions and the loss on sale of a certain loan of $1,427,000 in the second quarter of 1997, other noninterest expense for the first six months and second quarter of 1997 decreased $52,000, or .1%, and $778,000, or 3.6%, compared to the same periods in 1996. Although other noninterest expense remained relatively constant for the first six months of 1997 compared to the same period in 1996, there were variances in certain major categories. Other noninterest expense increased as a result of higher interchange settlement fees, outside services and depreciation - software expense. These increases were offset in large part by nonrecurring losses incurred in connection with a certain credit card fraud in the first quarter of 1996 and an increase in the cash surrender value of certain executive life insurance policies (recorded as a credit to insurance expense) in 1997. The decrease in the second quarter of 1997 as compared to the same period in 1996 was primarily due to lower miscellaneous losses and charge-offs, postage and legal expense. This decrease was partially offset by higher foreclosed property and outside service expense.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first six months and second quarter of 1997 was 31.5% and 32.3%, respectively, as compared to 33.5% and 35.8%, respectively, for the same periods in 1996. The effective income tax rate for the first six months and second quarter of 1997 was positively impacted by income tax benefits resulting from the: (1) partial recognition of previously unrecognized tax credits; (2) partial reversal of an overaccrual of State of Hawaii income taxes; and (3) donation of real property to a non-profit organization to be utilized for a tsunami museum. The effective tax rate for the first six months of 1996 was positively impacted by the reversal of deferred tax liabilities (reflecting a change in Hawaii tax laws) related to the aforementioned leveraged lease sale.

LIQUIDITY AND CAPITAL

Stockholders' equity was $728,851,000 at June 30, 1997, an increase of 3.3% over $705,884,000 at December 31, 1996. The ratio of average stockholders' equity to average total assets was 9.10% for the second quarter of 1997 compared to 8.76% for the same quarter last year. The issuance of $100,000,000 of capital securities on June 30, 1997 had a positive impact on the Company's liquidity and regulatory capital position at June 30, 1997.

The following tables present the Company's regulatory capital position at June 30, 1997:

                           RISK-BASED CAPITAL RATIOS

                                                          AMOUNT           RATIO
                                                       ----------       ----------
                                                           (dollars in thousands)

Tier 1 Capital                                         $  704,179             9.86%
Tier 1 Capital minimum requirement (1)                    285,563             4.00
                                                       ----------       ----------


    Excess                                             $  418,616             5.86%
                                                       ==========       ==========


Total Capital                                          $  938,368            13.14%
Total Capital minimum requirement (1)                     571,125             8.00
                                                       ----------       ----------

    Excess                                             $  367,243             5.14%
                                                       ==========       ==========

Risk-weighted assets                                   $7,139,068
                                                       ==========


                                 LEVERAGE RATIO

                                                                    AMOUNT          RATIO
                                                                  ----------       ------
                                                                     (dollars in thousands)

Tier 1 Capital to average quarterly total assets
    (net of certain intangibles)
    (Tier 1 Leverage Ratio)                                       $  704,179         9.03%
Minimum leverage requirement (2)                                     233,937         3.00
                                                                  ----------       ------

    Excess                                                        $  470,242         6.03%
                                                                  ==========       ======

Average quarterly total assets (net of certain intangibles)       $7,797,901
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

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders held on April 17, 1997, the stockholders voted on the following matters:

        (a) Fix the total number of directors at fifteen: for - 28,886,316 (99.3%), against - 118,779 (.4%), abstained -
               96,127 (.3%) and unvoted - 8 (less than .1%).

        (b) Election of five directors for a term of three years expiring in 2000, or until their successors are elected and qualified:

                                                                      Votes
                                             ------------------------------------------------------
                    Name                               For                            Withheld
                    ----                               ---                            --------
                 John W. A. Buyers            28,964,002   (99.5%)                137,225   (.5%)
                 John C. Couch                28,958,858   (99.5%)                142,368   (.5%)
                 David M. Haig                28,958,977   (99.5%)                142,248   (.5%)
                 Roderick F. McPhee           28,956,926   (99.5%)                144,302   (.5%)
                 John K. Tsui                 28,970,244   (99.5%)                130,982   (.5%)

                 There were no abstentions.

 The following persons continue as directors for the respective terms of office:

                                                              Expiration of
                      Director                               Term of Office
                      --------                               --------------
                 Dr. Julia Ann Frohlich                           1998
                 John A. Hoag                                     1998
                 Bert T. Kobayashi, Jr.                           1998
                 Fred C. Weyand                                   1998
                 Robert C. Wo                                     1998
                 Walter A. Dods, Jr.                              1999
                 Paul Mullin Ganley                               1999
                 Dr. Richard T. Mamiya                            1999
                 Dr. Fujio Matsuda                                1999
                 George P. Shea, Jr.                              1999

          (c) Election of Coopers & Lybrand L.L.P. as the auditor of the Company to serve for the ensuing year: for - 28,989,847 (99.6%), against - 23,019 (.1%), abstained - 88,355 (.3%) and unvoted - 9 (less than .1%).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 Exhibit 12    Statement regarding computation of ratios.

                 Exhibit 27    Financial data schedule.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               FIRST HAWAIIAN, INC.
                                                   (REGISTRANT)



Date     August 11, 1997             By    /s/ HOWARD H. KARR
    -------------------------            -------------------------------------
                                                     HOWARD H. KARR
                                        EXECUTIVE VICE PRESIDENT AND TREASURER
                                            (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


      EXHIBIT
       NUMBER                     DESCRIPTION
       ------                     -----------

         12         Statement regarding computation of ratios.

         27         Financial data schedule.