Form 10-Q
period 1997-09-30
FIRST HAWAIIAN INC
filed 1997-11-10
CIK 36377

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ______________

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

                                 Yes  X            No
                                    -----             ------


The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997 was:


         Class                                                  Outstanding
--------------------------                                   -----------------
Common Stock, $5 Par Value                                   31,840,778 Shares



================================================================================

PART I.        FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                                Page
                                                                                         ----
         Consolidated Balance Sheets at September 30, 1997, December 31, 1996
               and September 30, 1996                                                      2
         Consolidated Statements of Income for the quarter and nine months ended
               September 30, 1997 and 1996                                                 3
         Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1997 and 1996                                                 4
         Consolidated Statements of Changes in Stockholders' Equity for the quarter
               and nine months ended September 30, 1997 and 1996                           5
         Notes to Consolidated Financial Statements                                      5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                7 - 19

PART II.       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                 20

SIGNATURES                                                                                21

EXHIBIT INDEX


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                              SEPTEMBER 30,  December 31,   September 30,
                                                   1997           1996          1996
                                              ------------   ------------   -------------
                                                           (in thousands)
ASSETS
Interest-bearing deposits in other banks      $   183,730    $    70,130    $   174,130
Federal funds sold and securities purchased
    under agreements to resell                    156,962        148,370        145,167
Available-for-sale investment securities          700,464      1,140,719      1,240,578
Loans:
    Loans                                       6,022,244      5,806,732      5,786,006
    Less allowance for loan losses                 83,575         85,248         83,542
                                              -----------    -----------    -----------
Net loans                                       5,938,669      5,721,484      5,702,464
                                              -----------    -----------    -----------
Total earning assets                            6,979,825      7,080,703      7,262,339
Cash and due from banks                           329,552        333,511        320,639
Premises and equipment                            245,178        249,565        254,448
Customers' acceptance liability                       531            824            640
Core deposit premium                               26,309         28,877         35,492
Goodwill                                           97,234        101,218         96,000
Other assets                                      216,419        207,476        183,007
                                              -----------    -----------    -----------
TOTAL ASSETS                                  $ 7,895,048    $ 8,002,174    $ 8,152,565
                                              ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                $   846,813    $   969,620    $ 1,008,027
    Interest-bearing demand                     1,371,877      1,328,354      1,309,360
    Savings                                     1,000,933      1,070,338      1,055,465
    Time                                        2,442,574      2,330,704      2,395,231
    Foreign                                       295,092        237,692        254,216
                                              -----------    -----------    -----------
Total deposits                                  5,957,289      5,936,708      6,022,299
Short-term borrowings                             644,241        929,560        925,917
Acceptances outstanding                               531            824            640
Other liabilities                                 222,965        223,455        249,780
Long-term debt                                    328,742        205,743        259,744
                                              -----------    -----------    -----------
TOTAL LIABILITIES                               7,153,768      7,296,290      7,458,380
                                              -----------    -----------    -----------
Stockholders' equity:
    Preferred stock                                    --             --             --
    Common stock                                  165,952        165,952        165,952
    Surplus                                       148,198        148,196        148,219
    Retained earnings                             463,247        428,693        418,187
    Unrealized valuation adjustment                 1,142          1,850            606
    Treasury stock                                (37,259)       (38,807)       (38,779
                                              -----------    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                        741,280        705,884        694,185
                                              -----------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 7,895,048    $ 8,002,174    $ 8,152,565
                                              ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                  QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------    --------------------------------
                                                     1997            1996            1997            1996
                                                  ----------     ----------       -----------    -----------
                                                        (in thousands, except shares and per share data)
INTEREST INCOME
Interest and fees on loans                        $  126,770     $  122,218       $   375,023    $   345,202
Lease financing income                                 5,234          2,600            12,931          7,939
Interest on investment securities:
    Taxable interest income                           13,369         19,493            46,775         53,750
    Exempt from Federal income taxes                     132            706               554          2,339
Other interest income                                  3,927          4,996             8,997         15,168
                                                  ----------     ----------       -----------    -----------
    Total interest income                            149,432        150,013           444,280        424,398
                                                  ----------     ----------       -----------    -----------
INTEREST EXPENSE
Deposits                                              50,292         48,798           146,105        133,802
Short-term borrowings                                  9,118         13,090            32,522         40,126
Long-term debt                                         5,440          4,491            12,900         12,758
                                                  ----------     ----------       -----------    -----------
    Total interest expense                            64,850         66,379           191,527        186,686
                                                  ----------     ----------       -----------    -----------
    Net interest income                               84,582         83,634           252,753        237,712
Provision for loan losses                              3,817          4,649            11,830         13,162
                                                  ----------     ----------       -----------    -----------
    Net interest income after provision for
       loan losses                                    80,765         78,985           240,923        224,550
                                                  ----------     ----------       -----------    -----------
NONINTEREST INCOME
Trust and investment services income                   6,294          6,036            19,192         18,362
Service charges on deposit accounts                    7,348          6,965            21,366         19,162
Other service charges and fees                        12,255         10,322            34,926         30,220
Securities gains, net                                     68              9               287             36
Other                                                  2,042          2,446            10,280          9,376
                                                  ----------     ----------       -----------    -----------
    Total noninterest income                          28,007         25,778            86,051         77,156
                                                  ----------     ----------       -----------    -----------
NONINTEREST EXPENSE
Salaries and wages                                    28,246         27,358            85,481         76,499
Employee benefits                                      8,723          8,078            26,454         26,034
Occupancy expense                                      9,141          7,044            29,282         19,861
Equipment expense                                      5,898          5,653            18,468         16,775
Other                                                 24,212         27,243            72,239         71,559
                                                  ----------     ----------       -----------    -----------
    Total noninterest expense                         76,220         75,376           231,924        210,728
                                                  ----------     ----------       -----------    -----------
    Income before income taxes                        32,552         29,387            95,050         90,978
Income taxes                                          11,201         10,386            30,918         31,030
                                                  ----------     ----------       -----------    -----------
NET INCOME                                        $   21,351     $   19,001       $    64,132    $    59,948
                                                  ==========     ==========       ===========    ===========

PER SHARE DATA
NET INCOME                                        $      .67     $      .60       $      2.02    $      1.92
                                                  ==========     ==========       ===========    ===========
CASH DIVIDENDS                                    $      .31     $     .295       $       .93    $      .885
                                                  ==========     ==========       ===========    ===========

AVERAGE SHARES OUTSTANDING                        31,826,803     31,564,554        31,797,540     31,272,264
                                                  ==========     ==========       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                     1997          1996
                                                                                     ----          ----
                                                                                        (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                     $ 333,511    $ 304,051
                                                                                   ---------    ---------
Cash flows from operating activities:
  Net income                                                                          64,132       59,948
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                       11,830       13,162
      Depreciation and amortization                                                   23,269       23,327
      Income taxes                                                                    12,867       21,296
      Decrease (increase) in interest receivable                                       4,779       (2,029)
      Increase (decrease) in interest payable                                          3,818       (4,339)
      Decrease (increase) in prepaid expenses                                          1,685       (7,026)
      Other                                                                           21,564       (5,363)
                                                                                   ---------    ---------
Net cash provided by operating activities                                            143,944       98,976
                                                                                   ---------    ---------
Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits
    in other banks                                                                  (113,600)      70,440
  Net decrease (increase) in Federal funds sold and securities
    purchased under agreements to resell                                              (8,592)      35,336
  Purchase of available-for-sale investment securities                              (137,008)    (510,420)
  Proceeds from sale of available-for-sale
    investment securities                                                            280,416       19,998
  Proceeds from maturity of available-for-sale
    investment securities                                                            295,672      424,301
  Net increase in loans to customers                                                (243,523)     (85,371)
  Net cash provided by Pacific Northwest Acquisitions                                     --      218,966
  Purchase of bank owned life insurance on certain officers                          (30,000)          --
  Capital expenditures                                                               (14,593)     (10,089)
  Other                                                                               (6,908)       7,854
                                                                                   ---------    ---------
Net cash provided by investing activities                                             21,864      171,015
                                                                                   ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                 20,581      (89,191)
  Net decrease in short-term borrowings                                             (295,319)    (186,262)
  Proceeds from long-term debt                                                       192,705       53,000
  Payments on long-term debt                                                         (59,706)      (3,008)
  Cash dividends paid                                                                (29,578)     (27,737)
  Issuance (repurchase) of treasury stock, net                                         1,550         (205)
                                                                                   ---------    ---------
Net cash used in financing activities                                               (169,767)    (253,403)
                                                                                   ---------    ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 329,552    $ 320,639
                                                                                   =========    =========

Supplemental disclosures:
  Interest paid                                                                    $ 187,709    $ 191,025
                                                                                   =========    =========
  Income taxes paid                                                                $  18,051    $   9,734
                                                                                   =========    =========
Supplemental schedule of noncash investing and financing activities:
  Loans converted into other real estate owned                                     $   9,515    $  10,636
                                                                                   =========    =========
  Loans made to facilitate the sale of other real estate owned                     $     861    $   1,745
                                                                                   =========    =========

In connection with the Pacific Northwest Acquisitions, the following liabilities were assumed:

Fair value of assets acquired                                                      $      --    $ 552,582
Cash received                                                                             --      218,966
Issuance of common stock                                                                  --      (17,525)
                                                                                   ---------    ---------
Liabilities assumed                                                                $      --    $ 754,023
                                                                                   =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                         QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------   -------------------------------

                                               1997         1996          1997         1996
                                             ---------    ---------    ---------    ---------
                                                            (in thousands)
BALANCE, BEGINNING OF PERIOD                 $ 728,851    $ 666,629    $ 705,884    $ 649,537
Net income                                      21,351       19,001       64,132       59,948
Issuance of common stock                            --       17,525           --       17,525
Issuance (purchase) of treasury stock, net         637           --        1,477         (213)
Cash dividends                                  (9,875)      (9,374)     (29,578)     (27,737)
Unrealized valuation adjustment                    316          404         (708)      (4,883)
Incentive plan for key executives                   --           --           73            8
                                             ---------    ---------    ---------    ---------
BALANCE, END OF PERIOD                       $ 741,280    $ 694,185    $ 741,280    $ 694,185
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

    CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries; First Hawaiian Creditcorp, Inc. and its wholly-owned subsidiary; Pacific One Bank; ANB Financial Corporation and its wholly-owned subsidiary; FHL Lease Holding Company, Inc.; First Hawaiian Capital I; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

    RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements for 1996 have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

    DERIVATIVES

    The criteria that must be satisfied for accrual accounting treatment are as follows: (1) the transaction to be hedged exposes the Company to interest rate risk; (2) the hedge acts to reduce the interest rate risk by moving closer to being insensitive to interest rate changes; and (3) the derivative is designed and effective as a hedge of the transaction. The following additional criteria apply to hedges of anticipated transactions: (1) the significant characteristics and expected terms of the anticipated transaction must be identified and (2) it must be probable that the anticipated transaction will occur.

    Derivative products that do not satisfy the hedging criteria described above would be carried at market value. Any changes in market value would be recognized in noninterest income. As of September 30, 1997, all derivative product instruments met the criteria for accrual accounting treatment.

    Gains or losses resulting from early termination of derivatives and the designated hedged item are recorded to income or expense at the date of termination. Gains or losses on termination of anticipatory hedges are amortized over the life of the hedged item.

2.  ACCOUNTING CHANGES

    As of January 1, 1997, the Company adopted those provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which were not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The nondeferred provisions specify the criteria for recognizing and measuring servicing assets and liabilities as well as financial assets subject to prepayment, and did not have a significant impact to the Company's financial statements as of September 30, 1997. SFAS No. 127 defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. The provisions of SFAS No. 125 that the Company has not yet adopted (in accordance with SFAS No. 127) will not have a significant effect on the Company's consolidated financial statements.

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure," both of which improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines and revising the disclosure requirements. These statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income, and SFAS No. 131, "Disclosures about Segments of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


an Enterprise and Related Information," which establishes standards for identifying operating segments and disclosing certain information relating to such segments. SFAS Nos. 130 and 131 are both effective for fiscal periods beginning after December 15, 1997. None of the statements discussed in this paragraph is expected to have a significant impact on the Company's current disclosures.

3.  IMPAIRED LOANS

    The following table summarizes impaired loan information as of and for the nine months ended September 30, 1997, as of and for the year ended December 31, 1996 and as of and for the nine months ended September 30, 1996:

                                                  SEPTEMBER 30, 1997  December 31, 1996  September 30, 1996
                                                  ------------------  -----------------  ------------------
                                                                      (in thousands)
       Impaired loans                                   $89,544            $128,446            $ 68,040
       Impaired loans with related allowance for loan
          losses calculated under SFAS No. 114          $38,503            $ 35,517            $ 51,402
       Total allowance for impaired loans               $10,613            $  9,690            $ 15,653
       Average impaired loans                           $96,084            $ 87,289            $101,004
       Interest income recorded during the period       $   874            $    980            $    673

    Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

4.  BUSINESS COMBINATIONS

    On April 18, 1997, Pioneer Federal Savings Bank ("Pioneer"), a former wholly-owned subsidiary of the Company, was merged into First Hawaiian Bank. In the process, 14 of 19 Pioneer branches were closed (the remaining branches are now operated as branches of First Hawaiian Bank).

    On May 31, 1996, for a purchase price of $36 million, the Company acquired 31 branches in the States of Oregon, Washington and Idaho which were being divested by U.S. Bancorp and West One Bancorp as a result of their merger. This transaction included the purchase of loans of $400 million and the assumption of deposits of $687 million. The acquisition was accounted for using the purchase method of accounting and the results of operations were included in the Company's Consolidated Statements of Income from the date of acquisition. Of the 31 branches acquired by the Company, the 26 Oregon and Idaho branches are being operated as Pacific One Bank, a wholly-owned subsidiary of the Company. The five branches acquired in the State of Washington were originally (see current operations described below) operated as branches of Pioneer under the name "Pacific One Bank, FSB."

    On July 31, 1996, for a purchase price of $18 million, the Company acquired ANB Financial Corporation ("ANB"), a bank holding company, and its wholly-owned subsidiary, American National Bank, which had total loans of $51 million and total deposits of $67 million at the date of acquisition. American National Bank had a total of four branches located in the State of Washington. The acquisition was accounted for using the purchase method of accounting and the results of operations of ANB were included in the Company's Consolidated Statements of Income from the date of acquisition. On November 8, 1996, American National Bank changed its name to Pacific One Bank, N. A. and acquired the five branches in the State of Washington from Pioneer. Pacific One Bank, N.A. presently operates eight of the nine branches acquired in the State of Washington; the remaining branch was closed.

    Hereafter, the acquisitions discussed in the immediately preceding two paragraphs will be collectively referred to as the "Pacific Northwest Acquisitions."

5.  FIRST HAWAIIAN CAPITAL I

    On June 23, 1997, the Company formed First Hawaiian Capital I, a wholly-owned Delaware business trust (the "Trust"). The Trust issued $100,000,000 of its Capital Securities, Series A, net of discount (the "Capital Securities"), and used the proceeds therefrom to purchase a like series of junior subordinated deferrable interest debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust. The Capital Securities qualify as Tier 1 Capital of the Company and are fully and unconditionally guaranteed by the Company.

    The Capital Securities accrue and pay interest semi-annually at an annual interest rate of 8.343% of the liquidation amount of $1,000 per Capital Security. The Capital Securities are mandatorily redeemable upon maturity of the Debentures on July 1, 2027, or upon earlier redemption in whole or in part as provided for in the governing indenture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

The Company recorded consolidated net income for the first nine months of 1997 of $64,132,000, an increase of $4,184,000, or 7.0%, over the first nine months of 1996. For the third quarter of 1997, the consolidated net income of $21,351,000 represented an increase of 12.4% over the same quarter in 1996. Consolidated net income for the first nine months and third quarter of 1996 was negatively impacted by a pre-tax charge of $3,849,000 (after-tax charge of $2,309,000) resulting from the Bank Insurance Fund ("BIF")/Savings Association Insurance Fund ("SAIF") legislation enacted by Congress on September 30, 1996. The legislation imposed a special one-time assessment on institutions holding SAIF-insured deposits in order to recapitalize the SAIF fund. Exclusive of the special SAIF one-time assessment, consolidated net income for the first nine months and quarter ended September 30, 1997 increased $1,875,000, or 3.0%, and $41,000, or .2%, respectively, over the same periods in 1996. The modest increase in consolidated net income reflects the continuing sluggish economy in Hawaii.

On a per share basis, consolidated net income for the nine months and quarter ended September 30, 1997 were $2.02 and $.67, respectively, representing increases of 5.2% and 11.7%, respectively, over the same periods in 1996. Exclusive of the aforementioned special one-time SAIF assessment, consolidated net income per share for the first nine months and third quarter of 1997, increased 1.5% and remained flat, respectively, compared to the same periods in 1996. The greater percentage increases in consolidated net income, as compared to the increases in consolidated net income on a per share basis were attributable to the higher average number of shares outstanding in 1997 as compared to 1996. This increase in average number of shares was a result of the issuance of common stock of the Company for the acquisition of ANB Financial Corporation in July 1996 and the exercise of common stock options by certain individuals.

On an annualized basis, the Company's return on average total assets for the first nine months of 1997 was 1.08%, an increase of 3.8% over the same period in 1996, and its return on average stockholders' equity was 11.88%, a decrease of
 .9% compared to the same period in 1996. The decrease in return on average stockholders' equity was primarily attributable to the Pacific Northwest Acquisitions in mid-1996 and the issuance of stock related thereto.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $13,995,000, or 5.8%, to $253,316,000 for the first nine months of 1997 from $239,321,000 for the same period in 1996. Net interest income increased $611,000, or .7%, to $84,731,000 for the third quarter of 1997 from $84,120,000 for the same period in 1996. The increase in net interest income for the first nine months of 1997 over the same period in 1996 was primarily due to increases in the net interest margin and average earning assets. The increase in net interest income for the third quarter of 1997 over the same period in 1996 was due to an increase in the net interest margin, which was partially offset by a decrease in average earning assets. The net interest margin for the first nine months and third quarter of 1997 increased 18 and 21 basis points (1% equals 100 basis points), respectively, over the same periods in 1996.

The net interest margin was 4.76% and 4.77% for the first nine months and third quarter of 1997, respectively, up 3.9% and 4.6%, respectively, over the same periods in 1996. The increase in the net interest margin was primarily attributable to an increase in the yield on average earning assets, which increased 21 and 27 basis points for the first nine months and third quarter of 1997, respectively, over the same periods in 1996 principally as a result of the reduction in the level of lower yielding investment securities held by the Company. The increase in the yield on average earning assets was partially offset by an increase in the rate paid on funding sources, which increased 3 and 5 basis points for the first nine months and third quarter of 1997, respectively, over the same periods in 1996.

Average earning assets increased by $131,110,000, or 1.9%, for the first nine months of 1997, over the same period in 1996. The increase was primarily due to the Pacific Northwest Acquisitions. Excluding the Pacific Northwest Acquisitions, average earning assets for the first nine months of 1997 decreased $298,393,000, or 4.5%, as compared to the same period in 1996. This decrease was primarily due to the reduced levels of state and local government funds requiring collateralization and the partial liquidation of investment securities upon the merger of First Hawaiian Bank and Pioneer. Average earning assets decreased by $291,203,000, or 4.0%, for the third quarter of 1997, compared to the same period in 1996. This decrease was primarily due to the aforementioned liquidation of excess investment securities.

Average loans for the first nine months and third quarter of 1997 increased by $515,938,000, or 9.5%, and $298,622,000, or 5.3%, respectively, over the same periods in 1996, primarily due to the Pacific Northwest Acquisitions. Excluding the effect of the Pacific Northwest Acquisitions, average loans for the first nine months and third quarter of 1997 increased 2.5% and 2.6%, respectively, over the same periods in 1996. Also, the mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have included the Pacific Northwest Acquisitions and credit extensions to companies in the media and telecommunications industry located on the mainland United States.

Average interest-bearing deposits and liabilities increased by $203,302,000, or 3.4%, for the first nine months of 1997 over the same period in 1996. The increase was primarily due to the Pacific Northwest Acquisitions (including the issuance of $50 million of long-term subordinated debt during the third quarter of 1996 to fund the Pacific Northwest Acquisitions) and the issuance by First Hawaiian Capital I of $100,000,000 of 8.343% Series A capital securities on June 30, 1997. Excluding the impact of the Pacific Northwest Acquisitions and the Series A capital securities issuance, average interest-bearing deposits and liabilities for the first nine months of 1997 decreased $167,189,000, or 3.0%, compared to the same period in 1996. Excluding the impact of the Series A capital securities issuance, average interest-bearing deposits and liabilities for the third quarter of 1997 decreased $279,263,000, or 4.5%, compared to the same period in 1996. These decreases reflect the repayment of short-term borrowings in 1997 using proceeds received from the liquidation of a portion of the investment securities portfolio as described above.

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

                                            QUARTER ENDED SEPTEMBER 30,                       NINE MONTHS ENDED SEPTEMBER 30,
                             ----------------------------------------------------------   --------------------------------------
                                         1997                          1996                          1997
                             ---------------------------   ----------------------------- ----------------------------  ---------
                                        INTEREST                       Interest                     INTEREST
                              AVERAGE   INCOME/  YIELD/    Average     Income/   Yield/   AVERAGE   INCOME/   YIELD/   Average
         ASSETS               BALANCE   EXPENSE  RATE(1)   Balance     Expense   Rate(1)  BALANCE   EXPENSE   RATE(1)  Balance
                             --------- --------- -------  ---------    --------- ------- ---------  --------- ------- ---------
                                                                                        (dollars in thousands)
Earning assets:
  Interest-bearing deposits
     in other banks            $128,025 $  2,024  6.27%    $ 232,579     $ 3,384   5.79%  $  72,568   $ 3,274   6.03%  $ 213,708
  Federal funds sold and
     securities purchased
     under agreements to
     resell                     141,780    1,903   5.33      118,877       1,612   5.39     143,106     5,723   5.35     149,113
  Investment securities (2)     798,572   13,567   6.74    1,306,746      20,553   6.26     962,179    47,607   6.62   1,199,860
  Loans (3),(4)               5,973,862  132,087   8.77    5,675,240     124,950   8.76   5,936,912   388,239   8.74   5,420,974
                              ---------  -------           ---------     -------          ---------   -------          ---------

     Total earning assets     7,042,239  149,581   8.43    7,333,442     150,499   8.16   7,114,765   444,843   8.36   6,983,655
                                         -------                         -------                      -------
Nonearning assets               776,307                      749,136                        795,545                      680,065
                            -----------                    ---------                      ---------                    ---------

     Total assets            $7,818,546                   $8,082,578                     $7,910,310                   $7,663,720
                             ==========                   ==========                     ==========                   ==========



                            -------------------
                             1996
                            -------------------
                             Interest
                             Income/   Yield/
         ASSETS              Expense   Rate(1)
                             --------  --------

Earning assets:
  Interest-bearing deposits
     in other banks           $ 9,036   5.65%
  Federal funds sold and
     securities purchased
     under agreements to
     resell                     6,132   5.49
  Investment securities (2)    57,289   6.38
  Loans (3),(4)               353,550   8.71
                              -------
     Total earning assets     426,007   8.15
                              -------
Nonearning assets


     Total assets






(1)     Annualized.

(2)     Average balances exclude the effects of fair value adjustments.

(3) Nonaccruing loans have been included in the computations of average loan balances.

(4) Interest income for loans included loan fees of $6,180 and $18,161 for the quarter and nine months ended September 30, 1997, respectively, and $6,548 and $18,349 for the quarter and nine months ended September 30, 1996, respectively.

                                                        QUARTER ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------------------------------------      -------------------------------
                                             1997                                1996                           1997
                                --------------------------------  -----------------------------      -------------------------------
                                            INTEREST                            INTEREST                       INTEREST
      LIABILITIES AND           AVERAGE     INCOME/     YIELD/    AVERAGE       INCOME/   YIELD/     AVERAGE   INCOME/    YIELD/
STOCKHOLDERS' EQUITY            BALANCE     EXPENSE    RATE (1)   BALANCE       EXPENSE  RATE (1)    BALANCE   EXPENSE   RATE (1)
                                -------     -------    --------   -------       -------  --------    -------   -------   --------
                                                                                  (dollars in thousands)
Interest-bearing deposits
  and liabilities:
  Deposits                    $5,057,511   $   50,292      3.95%  $4,958,542   $ 48,798   3.91%    $5,022,011   $ 146,105   3.89%
  Short-term borrowings          685,811        9,118      5.28      996,377     13,090   5.23        834,889      32,522   5.21
  Long-term debt                 293,758        5,440      7.35      261,424      4,491   6.83        249,803      12,900   6.90
                              ----------   ----------             ----------   --------            ----------   ---------

     Total interest-bearing
        deposits and
        liabilities            6,037,080       64,850      4.26    6,216,343     66,379   4.25      6,106,703     191,527   4.19
                                           ----------      ----                --------   ----                   --------   ----

     Interest rate spread                                  4.17%                          3.91%                             4.17%
                                                           ====                           ====                              ====

Noninterest-bearing demand
  deposits                       844,846                             950,929                          856,460
Other liabilities                201,854                             228,104                          225,162
                               ---------                           ---------                        ---------

     Total liabilities         7,083,780                           7,395,376                        7,188,325

Stockholders' equity             734,766                             687,202                          721,985
                               ---------                           ---------                        ---------

     Total liabilities and
        stockholders' equity  $7,818,546                          $8,082,578                       $7,910,310
                              ==========                          ==========                       ==========

     Net interest income
        and margin on
        earning assets                         84,731      4.77%                 84,120   4.56%                   253,316  4.76%
                                                           ====                           ====                             =====

Tax equivalent adjustment                         149                               486                               563
                                           ----------                         ---------                          --------

     Net interest income                     $ 84,582                         $  83,634                          $252,753
                                             ========                         =========                          ========



                              NINE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------
                                            1996
                              -------------------------------
                                          INTEREST
      LIABILITIES AND         AVERAGE     INCOME/    YIELD/
STOCKHOLDERS' EQUITY          BALANCE     EXPENSE    RATE (1)
                              -------     -------    --------

Interest-bearing deposits
  and liabilities:
  Deposits                    $4,634,603   $ 133,802   3.86%
  Short-term borrowings        1,005,890      40,126   5.33
  Long-term debt                 262,908      12,758   6.48
                              ----------   ---------

     Total interest-bearing
        deposits and
        liabilities            5,903,401     186,686   4.22
                                            --------   ----

     Interest rate spread                              3.93%
                                                       ====

Noninterest-bearing demand
  deposits                       885,044
Other liabilities                207,601
                              ----------

     Total liabilities         6,996,046

Stockholders' equity             667,674
                              ----------

     Total liabilities and
        stockholders' equity  $7,663,720
                              ==========

     Net interest income
        and margin on
        earning assets                       239,321  4.58%
                                                      =====

Tax equivalent adjustment                      1,609
                                            --------

     Net interest income                    $237,712
                                            ========


(1) Annualized.

INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                    SEPTEMBER 30,  December 31,   September 30,
                         1997         1996            1996
                    -------------  -----------    -------------
                                 (in thousands)
Amortized cost      $   698,560    $ 1,137,640    $ 1,240,314

Unrealized gains          2,131          4,984          2,954

Unrealized losses          (227)        (1,905)        (2,690)
                    -----------    -----------    -----------

Fair value          $   700,464    $ 1,140,719    $ 1,240,578
                    ===========    ===========    ===========

Gross realized gains and losses for the nine months ended September 30, 1997 and 1996 were as follows:

                          1997       1996
                          ----       ----
                          (in thousands)
Realized gains          $ 1,060    $    46

Realized losses            (773)       (10)
                        -------    -------

Securities gains, net   $   287    $    36
                        =======    =======

Gains and losses realized on the sales of investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at September 30, 1997, December 31, 1996 and September 30, 1996:

                                          September 30, 1997       December 31, 1996        September 30, 1996
                                          ------------------       -----------------        ------------------
                                            Amount        %         Amount         %        Amount          %
                                            ------        -         ------         -        ------          -
                                                                 (dollars in thousands)
Commercial, financial and agricultural   $1,463,948     24.3%    $1,381,824      23.8%      $1,423,206     24.6%

Real estate:
    Commercial                            1,201,825     20.0      1,172,124      20.2        1,164,496     20.1
    Construction                            169,166      2.8        213,195       3.7          207,080      3.6
    Residential:
        Insured, guaranteed or
             conventional                 1,482,876     24.6      1,473,803      25.4        1,457,046     25.2
        Home equity credit lines            458,347      7.6        462,117       8.0          462,288      8.0
                                         ----------   ------     ----------    ------       ----------   ------

        Total real estate loans           3,312,214     55.0      3,321,239      57.3        3,290,910     56.9
                                         ----------   ------     ----------    ------       ----------   ------

Consumer                                    624,303     10.4        583,060      10.0          580,011     10.0
Lease financing                             296,181      4.9        240,898       4.1          236,483      4.1
Foreign                                     325,598      5.4        279,711       4.8          255,396      4.4
                                         ----------   ------     ----------    ------       ----------   ------

        Total loans                       6,022,244    100.0%     5,806,732     100.0%       5,786,006    100.0%
                                                      ======                   ======                    ======

Less allowance for loan losses               83,575                  85,248                     83,542
                                         ----------              ----------                 ----------

        Total net loans                  $5,938,669              $5,721,484                 $5,702,464
                                         ==========              ==========                 ==========


The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 1997, total loans were $6,022,244,000, representing increases of 3.7% and 4.1% over December 31, 1996 and September 30, 1996, respectively. The increases over December 31, 1996 and September 30, 1996 were primarily due to increased loan production by the Pacific Northwest subsidiaries.

Total loans at September 30, 1997, represented 76.3% of total assets, 86.3% of total earning assets and 101.1% of total deposits, compared to 72.6% of total assets, 82.0% of total earning assets and 97.8% of total deposits at December 31, 1996, and 71.0% of total assets, 79.7% of total earning assets and 96.1% of total deposits at September 30, 1996.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 1997, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

NONPERFORMING ASSETS

A summary of nonperforming assets at September 30, 1997, December 31, 1996 and September 30, 1996 follows:

                                                      SEPTEMBER 30,  December 31,  September 30,
                                                          1997          1996           1996
                                                        -------        -------        -------
                                                            (dollars in thousands)
Nonperforming loans:
    Nonaccrual:
        Commercial, financial and agricultural           $12,876        $21,398        $16,655

        Real estate:
           Commercial                                      8,970          6,156         24,555
           Construction                                       --          1,700          6,924
           Residential:
               Insured, guaranteed, or conventional        6,695         13,815         10,869
               Home equity credit lines                       --            451            331
                                                         -------        -------        -------
                 Total real estate loans                  15,665         22,122         42,679
                                                         -------        -------        -------
        Lease financing                                       34             27             33
                                                         -------        -------        -------
                 Total nonaccrual loans                   28,575         43,547         59,367
                                                         -------        -------        -------

    Restructured:
        Commercial, financial and agricultural             1,879          3,429            616

        Real estate:
           Commercial                                     39,142         24,604          2,500
           Residential:
               Insured, guaranteed, or conventional        2,812            267             --
               Home equity credit lines                      559            561             --
                                                         -------        -------        -------
                 Total restructured loans                 44,392         28,861          3,116
                                                         -------        -------        -------
                 Total nonperforming loans                72,967         72,408         62,483

Other real estate owned                                   18,527         25,574         11,868
                                                         -------        -------        -------
                 Total nonperforming assets              $91,494        $97,982        $74,351
                                                         =======        =======        =======

Past due loans:
    Commercial, financial and agricultural               $ 5,535        $ 7,765        $ 3,244

    Real estate:
        Commercial                                         1,373          7,676          8,114
        Residential:
           Insured, guaranteed, or conventional           15,912          9,812         10,084
           Home equity credit lines                        2,402          2,220          3,475
                                                         -------        -------        -------
                 Total real estate loans                  19,687         19,708         21,673
                                                         -------        -------        -------

    Consumer                                               3,204          2,869          2,495
    Lease financing                                           26             40             43
                                                         -------        -------        -------
                 Total past due loans (1)                $28,452        $30,382        $27,455
                                                         =======        =======        =======

Nonperforming assets to total loans
  and other real estate owned (end of period):
    Excluding 90 days past due accruing loans               1.51%          1.68%          1.28%
    Including 90 days past due accruing loans               1.99%          2.20%          1.76%

Nonperforming assets to total assets
  (end of period):
    Excluding 90 days past due accruing loans               1.16%          1.22%           .91%
    Including 90 days past due accruing loans               1.52%          1.60%          1.25%


(1) Represents loans which are past due 90 days or more as to principal and interest and still accruing interest.

Nonperforming assets decreased from $97,982,000, or 1.68% of total loans and other real estate owned ("OREO") at December 31, 1996, to $91,494,000, or 1.51% of total loans and OREO at September 30, 1997. The percentage of nonperforming assets to total assets decreased from 1.22% at December 31, 1996 to 1.16% at September 30, 1997, primarily due to the decrease in nonperforming assets described below and a 1.3% decrease in total assets. In addition, certain components of total nonperforming assets changed from December 31, 1996 as compared to September 30, 1997. Nonaccrual loans at September 30, 1997 decreased $14,972,000, or 34.4%, from the balance at December 31, 1996, primarily due to decreases in commercial, financial and agricultural loans and real estate - residential loans of $8,522,000 and $7,571,000, respectively. The decrease in nonaccrual loans was primarily attributable to pay-offs and partial pay-downs of nonaccrual loans. In addition, OREO at September 30, 1997 decreased by $7,047,000 from the balance at December 31, 1996, due to the sale of property with a carrying value of $7,200,000 in the second quarter of 1997. These decreases were partially offset by an increase of $14,538,000 in the commercial component of restructured real estate loans, principally due to the addition of a loan previously identified as a potential problem loan at December 31, 1996. Moreover, certain potential problem loans have been classified as nonperforming assets by management in connection with its continuing review of the loan portfolio.

Nonperforming assets decreased $6,381,000, or 6.5%, from $97,875,000 at June 30, 1997 to $91,494,000 at September 30, 1997. This decrease was primarily attributable to decreases in commercial, financial and agricultural loans and real estate loans.

Loans past due 90 days or more and still accruing interest totalled $28,452,000 at September 30, 1997, a decrease of $1,930,000, or 6.4%, compared to December 31, 1996. All of the loans which are past due 90 days or more and still accruing interest are in management's judgment adequately collateralized and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been affected by the impact of adverse economic conditions and trends in Hawaii. The most important of these adverse economic trends is the continuing weakness of Hawaii's economy. In contrast to the mainland economy, Hawaii's recovery from its 1992 recession continues to be slow and protracted. In addition, Hawaii continues to show weaknesses in its local real estate market, including declining values in the leasehold real estate sector. These trends may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:

                                                  QUARTER ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------   ---------------------------------------------
                                              1997                    1996                    1997                     1996
                                       --------------------   ---------------------   ---------------------   ---------------------
                                        AVERAGE    AVERAGE     Average     Average    AVERAGE       AVERAGE   Average       Average
                                        BALANCE    RATE (1)    Balance     Rate (1)   BALANCE      RATE (1)   Balance      Rate (1)
                                       ---------   --------   ---------    --------   --------     --------   ---------   ---------
                                                                          (dollars in thousands)
Interest-bearing demand               $1,649,476      2.57%   $1,371,192      2.83%   $1,590,104      2.58%   $1,223,388      2.72%
Savings                                  863,366      2.43     1,092,076      2.11       918,260      2.34     1,134,889      2.11
Time                                   2,544,669      5.35     2,495,274      5.30     2,513,647      5.28     2,276,326      5.34
                                      ----------              ----------              ----------              ----------

    Total interest-bearing deposits    5,057,511      3.95     4,958,542      3.91     5,022,011      3.89     4,634,603      3.86


Noninterest-bearing demand               844,846     --          950,929     --          856,460     --          885,044     --
                                      ----------              ----------              ----------              ----------

    Total deposits                    $5,902,357      3.38%   $5,909,471      3.29%   $5,878,471      3.32%   $5,519,647      3.24%
                                      ==========              ==========              ==========              ==========


Average interest-bearing deposits increased $387,408,000, or 8.4%, and $98,969,000, or 2.0%, for the first nine months and third quarter of 1997, respectively, over the same periods in 1996. The increase in average interest-bearing deposits was primarily due to the Pacific Northwest Acquisitions and various deposit product programs initiated by the Company throughout 1996 and 1997.

      (1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:


                                                              QUARTER ENDED                       NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                     ------------------------------        ------------------------------
                                                        1997               1996                1997              1996
                                                     -----------        -----------        -----------        -----------
                                                                            (dollars in thousands)

Loans outstanding (end of period)                    $ 6,022,244        $ 5,786,006        $ 6,022,244        $ 5,786,006
                                                     ===========        ===========        ===========        ===========

Average loans outstanding                            $ 5,973,862        $ 5,675,240        $ 5,936,912        $ 5,420,974
                                                     ===========        ===========        ===========        ===========

Allowance for loan losses summary:
   Balance at beginning of period                    $    84,189        $    84,531        $    85,248        $    78,733
                                                     -----------        -----------        -----------        -----------

   Allowance due to Pacific Northwest Acquisitions            --                306                 --              6,506

   Loans charged off:
      Commercial, financial and agricultural                 967              1,926              4,320              4,322
      Real estate:
         Commercial                                           10                 39                353              1,325
         Construction                                         --                500                 61                500
         Residential                                         615                833              2,650              2,023
      Consumer                                             3,688              3,126             10,199              8,737
      Lease financing                                         --                 --                 16                 --
      Foreign                                                 16                 62                 36                139
                                                     -----------        -----------        -----------        -----------
         Total loans charged off                           5,296              6,486             17,635             17,046
                                                     -----------        -----------        -----------        -----------

   Recoveries on loans charged off:
      Commercial, financial and agricultural                 130                 77              1,449                660
      Real estate:
         Commercial                                           76                  1                140                  8
         Construction                                         --                  3                 --                  3
         Residential                                         122                 44                784                181
      Consumer                                               532                412              1,730              1,315
      Lease financing                                         --                 --                 11                  2
      Foreign                                                  5                  5                 18                 18
                                                     -----------        -----------        -----------        -----------
         Total recoveries on loans previously
           charged off                                       865                542              4,132              2,187
                                                     -----------        -----------        -----------        -----------
         Net charge-offs                                  (4,431)            (5,944)           (13,503)           (14,859)
   Provision charged to expense                            3,817              4,649             11,830             13,162
                                                     -----------        -----------        -----------        -----------
   Balance at end of period                          $    83,575        $    83,542        $    83,575        $    83,542
                                                     ===========        ===========        ===========        ===========


Net loans charged off to average loans                       .29%(1)            .42%(1)            .30%(1)            .37%(1)
Net loans charged off to allowance for
   loan losses                                             21.03%(1)          28.31%(1)          21.60%(1)          23.76%(1)
Allowance for loan losses to total
   loans (end of period)                                    1.39%              1.44%              1.39%              1.44%
Allowance for loan losses to nonperforming
   loans (end of period):
      Excluding 90 days past due
         accruing loans                                    1.15X              1.34x              1.15X              1.34x
      Including 90 days past due
         accruing loans                                     .82X               .93x               .82X               .93x


(1)   Annualized.

For the first nine months of 1997, the provision for loan losses was $11,830,000, a decrease of $1,332,000, or 10.1%, compared to the same period in 1996. The provision for loan losses was $3,817,000 for the third quarter of 1997, a decrease of $832,000, or 17.9%, compared to the same period in 1996. The provision for loan losses is based upon management's judgment as to the adequacy of the allowance for loan losses to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the allowance and provision for loan losses to be reported for financial statement purposes. The determination of the adequacy of the allowance for loan losses is ultimately one of management judgment, which includes consideration of many factors, including among others the amount of problem and potential problem loans, net charge-off experience, changes in the composition of the loan portfolio quality, general economic factors and the fair value of collateral securing the loans.

Net charge-offs for the first nine months of 1997 decreased to $13,503,000, a decrease of $1,356,000, or 9.1%, compared to the same period in 1996. Net charge-offs for the third quarter of 1997 were $4,431,000 compared to $5,944,000 for the same period a year ago. The decrease in net charge-offs for the first nine months of 1997 was primarily due to an increase in commercial, financial and agricultural and consumer loan recoveries. The decrease in net charge-offs for the third quarter of 1997 was primarily due to a decrease in commercial, financial and agricultural loan charge-offs. For the first nine months of 1997, consumer loan charge-offs increased $1,462,000, or 16.7%, over the same period in 1996. The increase in consumer loan charge-offs was primarily due to the sluggish Hawaii economy and resultant increase in personal bankruptcies. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

The allowance for loan losses decreased to 115% of nonperforming loans (excluding 90 days past due accruing loans) at September 30, 1997 from 118% at December 31, 1996.

In management's judgment, the allowance for loan losses was adequate to absorb potential losses currently inherent in the portfolio at September 30, 1997. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the allowance for loan losses.

NONINTEREST INCOME

Excluding securities gains, net, noninterest income totalled $85,764,000 and $27,939,000 for the first nine months and third quarter of 1997, respectively, an increase of 11.2% and 8.4%, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions and securities gains, net, noninterest income increased $4,496,000 for the first nine months of 1997, an increase of 6.0% over the same period in 1996.

Trust and investment services income increased $830,000 and $258,000, or 4.5% and 4.3%, for the first nine months and third quarter of 1997, respectively, over the same periods in 1996.

Service charges on deposit accounts increased $2,204,000 and $383,000, or 11.5% and 5.5%, respectively, for the first nine months and third quarter of 1997, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, service charges on deposit accounts increased $552,000 for the first nine months of 1997, an increase of 3.0% over the same period in 1996. The increase for the first nine months and third quarter was primarily due to increases in service charges on checks paid and returned and higher fees on analyzed accounts.

Other service charges and fees increased $4,706,000 and $1,933,000, or 15.6% and 18.7%, respectively, for the first nine months and third quarter of 1997, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, other service charges and fees increased $2,583,000 for the first nine months of 1997, an increase of 8.8% over the same period in 1996. The increase for the first nine months and third quarter of 1997 over the same periods in 1996 was primarily due to higher: (1) merchant discount fees; (2) income earned from annuity and mutual fund sales; and (3) mortgage servicing fees for mortgage loans that were originated and sold with servicing retained. The increase was partially offset by lower mortgage brokerage fees.

Other noninterest income increased $904,000, or 9.6%, for the first nine months of 1997 over the same period in 1996. Excluding the Pacific Northwest Acquisitions, other noninterest income increased $531,000 for the first nine months of 1997, an increase of 5.7% over the same period in 1996. The increase for the first nine months of 1997 was primarily due to: (1) a gain on the sale of a leasehold interest in a former Pioneer branch of $2,500,000; (2) higher foreclosed property income; and (3) higher income earned on bank owned life insurance on certain officers.

Noninterest income in the second quarter of 1996 also included a gain on sale of OREO of $3,029,000 in the second quarter of 1996. Other noninterest income decreased $404,000, or 16.5%, for the third quarter of 1997 compared to the same period in 1996. The decrease in the third quarter of 1997 was primarily attributable to gain on sales of real property in the third quarter of the prior year.


NONINTEREST EXPENSE

Noninterest expense totalled $231,924,000 for the first nine months of 1997, an increase of 10.1% over the first nine months of 1996. Excluding the Pacific Northwest Acquisitions, noninterest expense increased $6,549,000 for the first nine months of 1997, an increase of 3.3% over the same period in 1996. Noninterest expense totalled $76,220,000 for the third quarter of 1997, an increase of $844,000, or 1.1%, over the same period a year ago.

Total personnel expense (salaries and wages and employee benefits) increased $9,402,000 and $1,533,000, or 9.2% and 4.3%, for the first nine months and third quarter of 1997, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, personnel expense remained relatively constant for the first nine months of 1997 compared to the same period in 1996.

Occupancy expense for the first nine months and third quarter of 1997 increased $9,421,000, or 47.4%, and $2,097,000, or 29.8%, respectively, over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, occupancy expense increased $8,446,000 for the first nine months of 1997, an increase of 43.5% over the same period in 1996. The increase was primarily due to costs associated with the new administrative headquarters building.

Equipment expense increased $1,693,000, or 10.1%, and $245,000, or 4.3%, respectively, for the first nine months and third quarter of 1997 over the same periods in 1996. Excluding the Pacific Northwest Acquisitions, equipment expense increased $906,000 for the first nine months of 1997, an increase of 5.5%, over the same period in 1996. The increase was a result of higher service contract and data processing equipment rental expense in 1997.

Other noninterest expense increased $680,000 for the first nine months of 1997, an increase of 1.0% over the same period in 1996. Exclusive of certain nonrecurring items as follows: (1) the aforementioned $3,849,000 SAIF one-time assessment recognized in the third quarter of 1996; (2) a loss of $1,945,000 (which actually resulted in an after-tax gain of $399,000 due to a net tax benefit of $2,344,000 recognized through reversal of the related tax liabilities) recognized on the sale of a certain leveraged lease in the first quarter of 1996; (3) a loss on the sale of a certain loan of $1,427,000 in the second quarter of 1997; and (4) the Pacific Northwest Acquisitions, other noninterest expense for the first nine months of 1997 increased $1,087,000, or 1.8%, over the same period in 1996. Other noninterest expense for the first nine months of 1997 increased over the same period of last year as a result of higher interchange settlement fees, outside services expenses, depreciation - software expense and miscellaneous losses and charge-offs. The increase was partially offset by an increase in the cash surrender value of certain executive life insurance policies (recorded as a credit to insurance expense) in 1997. Excluding the aforementioned nonrecurring items, other noninterest expense for the third quarter of 1997 remained relatively constant compared to the same period a year ago.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first nine months and third quarter of 1997 was 32.5% and 34.4%, respectively, as compared to 34.1% and 35.3%, respectively, for the same periods in 1996. The effective income tax rate for the first nine months of 1997 was positively impacted by income tax benefits resulting from the: (1) recognition of certain tax credits; (2) partial reversal of an overaccrual of State of Hawaii income taxes; and (3) donation of real property to a non-profit organization. The effective tax rate for the first nine months of 1996 was positively impacted by the reversal of deferred tax liabilities (reflecting a change in Hawaii tax laws) related to the leveraged lease sale as discussed previously on page 18.

LIQUIDITY AND CAPITAL

Stockholders' equity was $741,280,000 at September 30, 1997, an increase of 5.0% over $705,884,000 at December 31, 1996. The ratio of average stockholders' equity to average total assets was 9.40% for the third quarter of 1997 compared to 8.50% for the same quarter last year. The issuance of $100,000,000 of capital securities by First Hawaiian Capital I on June 30, 1997 had a positive impact on the Company's liquidity and regulatory capital position at September 30, 1997.

The following tables present the Company's regulatory capital position at September 30, 1997:

                            RISK-BASED CAPITAL RATIOS

                                                        AMOUNT         RATIO
                                                       --------       -------
                                                       (dollars in thousands)
Tier 1 Capital                                        $  720,581          9.97%
Tier 1 Capital minimum requirement (1)                   289,188          4.00
                                                      ----------         -----

    Excess                                            $  431,393          5.97%
                                                      ==========         =====

Total Capital                                         $  954,156         13.20%
Total Capital minimum requirement (1)                    578,376          8.00
                                                      ----------         -----

    Excess                                            $  375,780          5.20%
                                                      ==========         =====

Risk-weighted assets                                  $7,229,694
                                                      ==========



                                 LEVERAGE RATIO

                                                        AMOUNT         RATIO
                                                       --------       -------
                                                        (dollars in thousands)
Tier 1 Capital to average quarterly total assets
    (net of certain intangibles)
    (Tier 1 Leverage Ratio)                           $  720,581          9.36%
Minimum leverage requirement (2)                         230,935          3.00
                                                      ----------         -----

    Excess                                            $  489,646          6.36%
                                                      ==========         =====
Average quarterly total assets (net of certain
    intangibles)                                      $7,697,847
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

                Exhibit 27 Financial data schedule.

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST HAWAIIAN, INC.
                                           (REGISTRANT)



Date   November 10, 1997               By   /s/ HOWARD H. KARR
     ------------------------------      --------------------------------------
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