Form 10-K405
period 1997-12-31
FIRST HAWAIIAN INC
filed 1998-03-26
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ----------------------


                                    FORM 10-K
        (Mark One)


      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1997
                                       OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from . . . . . . . . to. . . . . . . .

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
                                 Yes    X            No
                                      -----            -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was $735,704,000.

 The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 1998 was:

      Title of Class                               Number of Shares Outstanding
Common Stock, $5.00 Par Value                            31,140,577 Shares
                             ----------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:

                  DOCUMENTS                               FORM 10-K REFERENCE
First Hawaiian, Inc. Annual Report 1997                      Parts I and II
First Hawaiian, Inc. Proxy Statement dated
   March 4, 1998 for the Annual Meeting
   of Stockholders                                             Part III

================================================================================

                                      INDEX

                                     PART I

                                                                                      PAGE
                                                                                      ----
Item 1.     Business...............................................................     1

Item 2.     Properties.............................................................    12

Item 3.     Legal Proceedings......................................................    12

Item 4.     Submission of Matters to a Vote of Security Holders....................    12

Executive Officers of the Registrant...............................................    13



                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters....................................................    14

Item 6.     Selected Financial Data................................................    14

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................    14

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk..............    14

Item 8.     Financial Statements and Supplementary Data............................    16

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................    16



                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.....................    17

Item 11.    Executive Compensation.................................................    17

Item 12.    Security Ownership of Certain Beneficial Owners and Management.........    17

Item 13.    Certain Relationships and Related Transactions.........................    17



                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K............................................................    18

Signatures  . .....................................................................    21

Exhibit Index......................................................................    23

                                     PART I

ITEM 1.   BUSINESS

FIRST HAWAIIAN, INC. -

First Hawaiian, Inc. (the "Corporation"), a Delaware corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Corporation is allowed to acquire or invest in the securities of companies that are engaged in banking or in activities closely related to banking as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in First Hawaiian Bank (the "Bank"), a State of Hawaii chartered bank; First Hawaiian Creditcorp, Inc. ("Creditcorp") and FHL Lease Holding Company, Inc. ("FHL"), each a financial services loan company; Pacific One Bank ("Pacific One"), a State of Oregon chartered bank with authority to operate interstate branches in Washington and Idaho; and First Hawaiian Capital I (the "Trust"), a Delaware business trust. The Bank, Creditcorp, FHL, Pacific One and the Trust are wholly-owned subsidiaries of the Corporation. At December 31, 1997, the Corporation had consolidated total assets of $8.1 billion, total deposits of $6.1 billion and total stockholders' equity of $731.7 million.

Based on assets as of June 30, 1997, the Corporation was the 68th largest bank holding company in the United States as reported in the American Banker.

FIRST HAWAIIAN BANK -

The Bank, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu. The Bank is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. The deposits of the Bank are insured by the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended (the "FDIA").

On April 18, 1997, Pioneer Federal Savings Bank ("Pioneer"), a former wholly-owned subsidiary of the Corporation, was merged with and into the Bank. As a result of the merger, five Pioneer branches became branches of the Bank and 14 branches were closed.

The Bank is a full-service bank conducting a general commercial and consumer banking business and offering trust and insurance services. Its banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, agricultural, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler's checks, personal money orders, cash management services, insurance products, mutual funds and annuities; issuing letters of credit; handling domestic and foreign collections; providing safe deposit and night depository facilities; offering lease financing; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

At December 31, 1997, the Bank had total deposits of $5.0 billion and total assets of $6.6 billion, making it the second largest bank in Hawaii.

    DOMESTIC SERVICES -
The domestic operations of the Bank are carried out through its main banking office located in Honolulu, Hawaii, with 59 other banking offices located throughout the State of Hawaii. All but two of the banking offices are equipped with automatic teller machines that provide 24-hour service to customers wishing to make withdrawals from and deposits to their personal checking accounts, to transfer funds between checking and savings accounts, to make balance inquiries, to obtain interim bank statements and to make utility and loan payments. Fifty-three automatic teller machines at nonbranch locations provide balance inquiry and withdrawal transaction services only. The Bank is a member of the CIRRUS(R)/MasterCard(R), Plus(R)/VISA(R) and Star System(R) automatic teller machine networks, which provide the Bank's customers with access to their funds nationwide and in selected foreign countries.

    LENDING ACTIVITIES -
The Bank engages in a broad range of lending activities, including making real estate, commercial and consumer loans. At December 31, 1997, the Bank's loans totalled $5.1 billion, representing 76.3% of total assets. At that date, 50.7% of the loans were construction, commercial and residential real estate loans, 26.2% were commercial loans, 11.9% were consumer loans, 6.2% were foreign loans and 5.0% were leases.

REAL ESTATE LENDING--CONSTRUCTION. The Bank provides construction financing for a variety of commercial and residential single-family subdivision and multi-family developments. At December 31, 1997, 5.1% of the Bank's total real estate loans were collateralized by properties under construction.

REAL ESTATE LENDING--COMMERCIAL. The Bank provides permanent financing for a variety of commercial developments, such as various retail facilities, warehouses and office buildings. At December 31, 1997, 30.4% of the Bank's total real estate loans were collateralized by commercial properties.

REAL ESTATE LENDING--RESIDENTIAL. The Bank makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance or improve residential real property. The loans are collateralized by mortgage liens on the related property, substantially all of which is located in Hawaii. At December 31, 1997, 64.5% of the Bank's total real estate loans were collateralized by single-family and multi-family residences.

COMMERCIAL LENDING. The Bank is a major lender to primarily small- and medium-sized businesses (including local subsidiaries and operations of foreign companies) in Hawaii and Hawaii companies doing business overseas (with particular emphasis on those companies with operations in the Asia-Pacific region).

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

    INTERNATIONAL BANKING SERVICES -
The Bank maintains an International Banking Division which provides international banking products and services through the Bank's branch system, international banking headquarters in Honolulu, a Grand Cayman branch, two Guam branches, a branch in Saipan and a representative office in Tokyo, Japan. The Bank maintains a network of correspondent banking relationships throughout the world.

The Bank's international banking activities are primarily trade-related and are concentrated in the Asia-Pacific area.

    TRUST SERVICES -
The Bank's Trust and Investments Division offers a full range of trust and investment management services. The Trust and Investments Division provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 1997, the Trust and Investments Division had 5,305 accounts with a market value of $9.2 billion. Of this total, $6.9 billion represented assets in nonmanaged accounts and $2.3 billion were managed assets.

The Trust and Investments Division maintains custodial accounts pursuant to which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations and rent collection.

    INSURANCE SERVICES -
The Bank, through a wholly-owned subsidiary, offers insurance needs analysis for individuals, families and businesses as well as insurance products such as life, disability and long-term care.

FIRST HAWAIIAN CREDITCORP, INC. -

Creditcorp is a financial services loan company with 12 branch offices located throughout the four major islands of the State of Hawaii, a branch in Guam and a loan subsidiary in Oregon. The Corporation plans to merge Creditcorp with and into the Bank in mid-1998. In the process, the 12 branches in Hawaii and one branch in Guam are expected to be closed.

The lending activities of Creditcorp are concentrated in both consumer and commercial financings which are primarily collateralized by real estate.

Creditcorp's primary source of funds is time and savings deposits from the general public. The deposits are insured by the BIF of the FDIC to the extent and subject to the limitations set forth in the FDIA.

Creditcorp also utilizes borrowings as an additional source of funding for its loan portfolio and is a member of the Federal Home Loan Bank of Seattle (the "FHLB of Seattle"), which provides a central credit facility for member institutions. At December 31, 1997, Creditcorp was required, in accordance with the rules and regulations of the FHLB of Seattle, to maintain a minimum level of capital stock ownership of $2.4 million in this regional facility. At December 31, 1997, Creditcorp's investment in the capital stock of the FHLB of Seattle totalled $8.5 million and advances from the FHLB of Seattle aggregated $11.0 million.

At December 31, 1997, Creditcorp had total deposits of $361.8 million, total loans of $385.4 million and total assets of $430.4 million.

FHL LEASE HOLDING COMPANY, INC. -

FHL, a financial services loan company, primarily finances and leases personal property including equipment and vehicles, and acts as an agent, broker or advisor in the leasing or financing of such property for affiliates as well as third parties. On January 1, 1997, FHL sold certain leases to the Bank through a new subsidiary of the Bank. FHL is in a runoff mode and all new leveraged and direct financing leases are recorded by the new subsidiary of the Bank.

At December 31, 1997, FHL's net investment in leases amounted to $74.2 million and total assets were $102.3 million. FHL's primary source of funds is borrowings from the Corporation.

PACIFIC ONE BANK -

Pacific One is a full-service bank conducting general commercial and consumer banking services, including receiving demand, savings and time deposits; making commercial, agricultural, real estate and consumer loans; selling international and cash management services and mutual funds and annuities. On December 31, 1997, Pacific One Bank, National Association, another wholly-owned subsidiary of the Corporation, was merged with and into Pacific One.

Pacific One, headquartered in Portland, Oregon, is a State of Oregon-chartered bank with authority to operate interstate branches in Washington and Idaho and is not a member of the Federal Reserve System. Its deposits are insured by the BIF and SAIF of the FDIC to the extent, and subject to the limitations, set forth in the FDIA.

At December 31, 1997, Pacific One had total deposits of $723.5 million, total loans of $702.0 million and total assets of $915.6 million.

FIRST HAWAIIAN CAPITAL I -

The Trust is a Delaware business trust which was formed in 1997. The Trust issued $100,000,000 aggregate liquidation amount of its Capital Securities (the "Capital Securities") in 1997 and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures of the Corporation. The Capital Securities qualify as Tier 1 Capital of the Corporation and are fully and unconditionally guaranteed by the Corporation.

At December 31, 1997, the Trust's total assets were $107.4 million.

HAWAII COMMUNITY REINVESTMENT CORPORATION -

In an effort to support affordable housing and as part of the Bank's and Creditcorp's community reinvestment program, the Bank and Creditcorp are members of the Hawaii Community Reinvestment Corporation (the "HCRC"). The HCRC is a consortium of local financial institutions that provides $50 million in permanent long-term financing for affordable housing rental projects throughout Hawaii for low and moderate income residents.

The $50 million loan pool is funded by the member financial institutions which participate pro rata (based on deposit size) in each HCRC loan. The Bank's and Creditcorp's participations in these HCRC loans are included in these companies' respective loan portfolios.

HAWAII INVESTORS FOR AFFORDABLE HOUSING, INC. -

To further enhance the Bank's and Creditcorp's community reinvestment program and provide support for the development of additional affordable housing rental units in Hawaii, the Bank and Creditcorp, together with other HCRC member institutions, have subscribed to a $19.7 million tax credit equity fund ("Hawaii Affordable Housing Fund I"). The Bank and other HCRC members have also subscribed to a $20.0 million tax credit equity fund ("Hawaii Affordable Housing Fund II").

Hawaii Affordable Housing Fund I and Hawaii Affordable Housing Fund II (the "Funds") have been established to invest in qualified low income housing tax credit rental projects and to ensure that these projects are maintained as low income housing throughout the required compliance period. The Bank's and Creditcorp's investments in these Funds are included in these companies' respective investment portfolios.

EMPLOYEES -

At December 31, 1997, the Corporation had 3,199 full-time equivalent employees. The Bank employed 2,672 persons and the Corporation's other subsidiaries employed 527 persons. None are represented by any collective bargaining agreements and relations with employees are considered excellent.

MONETARY POLICY AND ECONOMIC CONDITIONS -

The earnings and business of the Corporation are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of (i) the United States and foreign governments and (ii) international agencies. In particular, the Corporation's earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits as well as on the rates earned on loans or paid on deposits.

It is not possible to predict the effect of future changes in monetary policies upon the operating results of the Corporation.

COMPETITION -

Competition in the financial services industry in Hawaii is intense. Hawaii-based commercial banks, savings institutions, financial services loan companies and credit unions compete against one another. Based upon the latest available figures, total deposits of all financial institutions in Hawaii as of September 30, 1997 amounted to approximately $24 billion. The principal subsidiaries of the two largest bank holding companies, Pacific Century Financial Corporation and the Corporation, accounted for 35% and 22% of total deposits (including domestic, foreign and public deposits), respectively. The next largest competitors were American Savings Bank, F.S.B. and Bank of America, F.S.B., with 9% and 8%, respectively, of total deposits. In December 1997, American Savings Bank, F.S.B. acquired the Hawaii assets and deposits of Bank of America, F.S.B. In addition, out-of-state mutual funds, insurance companies, brokerage firms and other financial services providers also compete for consumer and commercial business in Hawaii.

Foreign (non-Hawaii) banks and other financial institutions are able to make loans in Hawaii through Edge Act subsidiaries, finance and mortgage company subsidiaries and by loan participations with local banks. United States domestic banks and other financial institutions may make loans directly in Hawaii by qualifying as "foreign lenders" in Hawaii. Foreign banks currently conduct various banking activities in Hawaii, except for retail deposit-taking. Banks and bank holding companies organized under the laws of Pacific Ocean jurisdictions with United States dollar- based economies may acquire Hawaii banks or establish branches in Hawaii, although none has done so to date. Banks and similar financial institutions of countries other than the United States may and do have representative offices or agencies in Hawaii.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies, effective September 29, 1995. The law also permits interstate branching by banks in all states other than those which have "opted out". Effective June 1, 1997, Hawaii law permits out-of-state banks to acquire branches located in Hawaii by purchasing or merging with a Hawaii state bank or a national banking association having its headquarters located in Hawaii. However, out-of-state banks are not permitted to establish de novo branches or purchase individual branches located in Hawaii. The States of Washington, Oregon and Idaho (where Pacific One operates) each have adopted similar legislation. These new federal and state laws may increase competition within the markets in which the Corporation now operates, but the Corporation cannot predict whether and to what extent competition will increase in those markets.

SUPERVISION AND REGULATION -

As a registered bank holding company, the Corporation is subject to supervision and examination by the Federal Reserve Board under the BHCA. The various subsidiaries of the Corporation are subject to regulation and supervision by the state banking authorities of Hawaii, Washington, Oregon and Idaho, as well as the FDIC and various other regulatory agencies.

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

As a holding company, the principal source of the Corporation's cash revenue has been dividends and interest received from the Bank and other subsidiaries of the Corporation. Under Hawaii law, the Bank is prohibited from declaring or paying any dividends in excess of its retained earnings. Creditcorp and Pacific One are also subject to regulatory limitations on the amount of dividends they may declare and pay. At December 31, 1997, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $261.8 million. There are also statutory limits on the transfer of funds to the Corporation and certain of its nonbanking subsidiaries by the Bank, Creditcorp and Pacific One, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Corporation or any such nonbanking subsidiary are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Creditcorp and Pacific One are subject to comparable limitations. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. In addition, the regulatory capital requirements of the Federal Reserve Board and the FDIC may limit the ability of the Corporation and its insured depository subsidiaries to pay dividends. See "Federal Deposit Insurance Corporation Improvement Act of 1991" and "Capital Requirements," below.

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

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. A central feature of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") is the requirement that the federal banking agencies take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital levels applicable to such institutions (including the Bank, Creditcorp and Pacific One): "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA, a depository institution is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A depository institution is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMEL rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 1997, all of the Corporation's subsidiary depository institutions were "well capitalized."

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the top risk classification category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Deposit Funds Act"), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates as apply to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the "FICO") in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for 1997 was 1.3 basis points in the case of BIF-insured institutions, and 6.4 basis points in the case of SAIF-insured institutions. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

CAPITAL REQUIREMENTS. The Corporation and certain of its subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in "Note 11. Regulatory Capital Requirements" (pages 52 and 53) in the Financial Review section of the Corporation's Annual Report 1997, and is incorporated herein by reference thereto.

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

In August 1996, the federal banking regulators adopted amendments to their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. Under these amendments, which became effective in 1997, banking institutions with relatively large trading activities will be required to calculate their capital charges for market risk using their own internal value-at- risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. As a result, these institutions will be required to hold capital based on the measure of their market risk exposure in addition to existing capital requirements for credit risk. These institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The adoption of these amendments did not have a material effect on the Corporation's business or operations.

On November 5, 1997, the federal banking regulators proposed for comment regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. "Recourse" for this purpose means any retained risk of loss associated with any transferred asset that exceeds a pro rata share of the bank's or bank holding company's remaining claim on the asset, if any. Under existing regulations, banks and bank holding companies have to maintain capital against the full amount of any assets for which risk of loss is retained, unless the resulting capital amount would exceed the maximum contractual liability or exposure retained, in which case the capital required would equal, dollar-for-dollar, such maximum contractual liability or exposure. The proposal would extend this treatment to direct credit substitutes. "Direct credit substitute" means any assumed risk of loss associated with any asset or other claim that exceeds the bank's or bank holding company's pro rata share of the asset or claim, if any. The proposal also included a multi-level approach to assessing capital charges based upon the relative credit risk of the bank's or bank holding company's position in a securitization (i.e., recourse arrangements, direct credit substitute or asset-backed security) and the rating assigned to such position by a nationally recognized statistical rating agency. The Corporation does not believe the adoption of this proposal will have a material adverse effect on its operations or financial position.

FUTURE LEGISLATION -

Legislation relating to banking and other financial services institutions has been introduced from time to time in Congress and is likely to be introduced in the future. Recent proposals include legislation that would (i) reformulate the bank regulatory system, (ii) allow banking organizations to engage in a broader range of activities, (iii) allow affiliations among banking, securities, insurance and commercial organizations, (iv) change or eliminate charters for thrift organizations, (v) impose examination fees on state-chartered banking institutions and (vi) allow banks to pay interest on corporate checking accounts. Management cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on the Corporation's competitive situation, financial condition or results of operations.

FOREIGN OPERATIONS -

Information regarding the Corporation's foreign operations is included in Table III-C (3) on page 11 of the Corporation's Annual Report on this Form 10-K for the fiscal year ended December 31, 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Review section of the Corporation's Annual Report 1997 (page 34), and is incorporated herein by reference thereto.

STATISTICAL DISCLOSURES -

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures to be included in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission (the "SEC"). The statistical information required is presented in the tables shown below in the Corporation's Annual Report 1997, which tables are incorporated herein by reference thereto. The tables and information contained therein have been prepared by the Corporation and have not been audited or reported upon by the Corporation's independent accountants.

Information in response to the following applicable sections of Guide 3 is included in the Financial Review section of the Corporation's Annual Report 1997, and is incorporated herein by reference thereto:

                                                                           PAGE NUMBERS IN
                                                                         --------------------
                                                                         FIRST HAWAIIAN, INC.
                                                                          ANNUAL REPORT 1997
                      DISCLOSURE REQUIREMENTS                                 (EXHIBIT 13)
                      -----------------------                            --------------------
  I.   Distribution of Assets, Liabilities and Stockholders' Equity;
       Interest Rates and Interest Differential -
       A. Average balance sheets                                                23 - 24
       B. Analysis of net interest earnings                                     23 - 24
       C. Dollar amount of change in interest income and interest expense         25

 II.   Investment Portfolio -
       A. Book value of investment securities                                   49 - 50
       B. Investment securities by maturities and weighted average yields         35
       C. Investment securities in excess of 10% of stockholders' equity          50

III.   Loan Portfolio -
       A. Types of loans                                                          31
       B. Maturities and sensitivities of loans to changes in interest rates    32, 37
       C. Risk elements
          1. Nonaccrual, past due and restructured loans                   33 - 34, 44 - 45
          2. Potential problem loans                                              34
          4. Loan concentrations                                                31 - 32

 IV.   Summary of Loan Loss Experience -
       A. Analysis of loss experience                                         26 - 28, 45
       B. Breakdown of the allowance for loan losses                              29

  V.   Deposits -
       A. Average amount and average rate paid on deposits                        35
       D. Maturity distribution of domestic time certificates of deposits
          of $100,000 or more                                                     35
       E. Time certificates of deposit in denominations of $100,000 or more
          issued by foreign offices                                               51

 VI.   Return on Equity and Assets                                                20

VII.   Short-Term Borrowings                                                    51 - 52

III.   LOAN PORTFOLIO

Table III-C (3) presents a summary of the Corporation's foreign outstandings to each country which exceeded 1% of total assets for the years indicated. Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 1997, the Corporation's total foreign outstandings amounted to $105 million. At December 31, 1996 and 1995, the Corporation had no foreign outstandings to any country which exceeded 1% of total assets.



                      FIRST HAWAIIAN, INC. AND SUBSIDIARIES
                                 TABLE III-C (3)
      FOREIGN OUTSTANDINGS TO EACH COUNTRY WHICH EXCEEDS 1% OF TOTAL ASSETS


                                  GOVERNMENTS       COMMERCIAL
                                  AND OFFICIAL          AND
                                  INSTITUTIONS       INDUSTRIAL          OTHER           TOTAL
                                  -------------     ------------      -----------    -------------
                                                              (in millions)
AT DECEMBER 31, 1997
   JAPAN                          $           -     $         17      $        75    $          92
                                  =============     ============      ===========    =============


At December 31, 1997, there were no foreign outstandings to any country between .75% and 1.0% of total assets.

ITEM 2. PROPERTIES

The Bank indirectly (through two subsidiaries) owns all of a city block in downtown Honolulu containing 55,775 square feet. The administrative headquarters of the Corporation and the Bank and main branch of the Bank are located in a modern banking center on this city block. The headquarters building includes 418,000 square feet of gross office space. Information about the lease financing of the headquarters building is included in "Note 17. Lease Commitments" (page
57) in the Financial Review section of the Corporation's Annual Report 1997, which is incorporated herein by reference thereto.

Eighteen of the Bank's offices in Hawaii are located on land owned in fee simple by the Bank. Twenty-three of the thirty-eight branches operated by Pacific One are located on land owned in fee simple by Pacific One. The other branches of the Bank, Pacific One and Creditcorp are situated in leasehold premises or in buildings constructed by the respective companies on leased land (see "Note 17. Lease Commitments" (page 57) in the Financial Review section of the Corporation's Annual Report 1997, which is incorporated herein by reference thereto). In addition, the Bank owns an operations center which is located on 125,919 square feet of land owned in fee simple by the Bank in an industrial area near downtown Honolulu. The Bank occupies all of this four-story building.

The Bank owns a five-story, 75,000 square foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam.

ITEM 3. LEGAL PROCEEDINGS

Various legal proceedings are pending against the Corporation or its subsidiaries. The ultimate liability of the Corporation, if any, cannot be determined at this time. Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Corporation's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Corporation with their positions, age and business experience during the past five years:



          OFFICER                    AGE                   BUSINESS EXPERIENCE DURING LAST 5 YEARS
-----------------------------        ---       -----------------------------------------------------------------
Walter A. Dods, Jr.                  56        Chairman of the Board and Chief Executive Officer of the
  Chairman, Chief Executive                    Corporation since 1989; President of the Corporation from 1989 -
  Officer and Director                         1991; Executive Vice President of the Corporation from 1982 -
                                               1989; Director of the Corporation since 1983; Chairman of the
                                               Board and Chief Executive Officer of the Bank since 1989;
                                               President of the Bank from 1984 - 1989; Director of the Bank since 1979. Mr. Dods has been with the Bank since 1968.

John K. Tsui                         59        President and Director of the Corporation since April and July
  President and Director                       1995, respectively; Director, President and Chief Operating
                                               Officer of the Bank since July 1994; Chairman of FHL since 1995;
                                               Director and Chief Executive Officer of FHL since September 1994.
                                               Mr. Tsui was Executive Vice President of Bancorp Hawaii, Inc.
                                               from 1986 - June 1994 and was Vice Chairman of Bank of Hawaii
                                               from 1989 - June 1994. Mr. Tsui was with Bancorp Hawaii, Inc.
                                               from 1984 - June 1994.

Donald G. Horner                     47        Executive Vice President of the Corporation since 1989; Vice
  Executive Vice President                     President of the Corporation from 1987 - 1989; Vice Chairman of the Bank since July 1994; Executive Vice President of the Bank from 1993 - 1994; Chairman of Creditcorp since 1993; Chairman and
                                               Chief Executive Officer of Creditcorp from 1992 - 1993; Director of Creditcorp since 1985; President of Creditcorp from 1985 -
                                               1992; Director of FHL since 1983; President of FHL from 1985 -
                                               1994. Mr. Horner has been with the Bank since 1978.

Howard H. Karr                       55        Executive Vice President and Treasurer of the Corporation since
  Executive Vice President and                 1990; Vice President and Treasurer of the Corporation from 1978 -
  Treasurer                                    1990; Vice Chairman of the Bank since 1997; Vice Chairman, Chief
                                               Financial Officer and Treasurer of the Bank from September 1993 -
                                               1997; Vice Chairman and Chief Financial Officer of the Bank from
                                               1992 - 1993; Executive Vice President and Chief Financial Officer
                                               of the Bank from 1989 - 1991; Senior Vice President and
                                               Controller of the Bank from 1979 - 1989. Mr. Karr has been with the Bank since 1973.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Required information is included in "Common Stock Information" (page 19) in the Financial Review section of the Corporation's Annual Report 1997, and is incorporated herein by reference thereto.

ITEM 6.  SELECTED FINANCIAL DATA

Required information is included in "Summary of Selected Consolidated Financial Data" (page 20) in the Financial Review section of the Corporation's Annual Report 1997, and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 21 through 38) in the Financial Review section of the Corporation's Annual Report 1997, and is incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 36) and "Notes to Financial Statements" (page 47) in the Financial Review section of the Corporation's Annual Report 1997, and is incorporated herein by reference thereto.

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

The net interest income of the Corporation is subject to interest rate risk to the extent the Corporation's interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers' propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage loans depending on the interest rate environment.

The Asset/Liability Committees of each of the Corporation's subsidiary companies are responsible for managing interest rate risk. Oversight for the Corporation taken as a whole and individual subsidiary companies is also provided by the Treasury & Investment Division and the Asset/Liability Committee of the Bank. The frequency of the various Asset/Liability Committee meetings range from weekly to monthly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to its Board of Directors. Other than loans that are originated and held for sale, the Corporation's derivatives and other financial instruments are not entered into for trading purposes.

The Corporation's exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix -- including by increasing or decreasing the amounts of fixed and/or variable instruments held by the Corporation -- to adjust sensitivity to interest rate changes) and/or utilizing off-balance sheet instruments such as interest rate swaps, caps or floors.

The Corporation models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held constant and then subjected to interest rate shocks up and down of 100 and 200 basis points (1% equals 100 basis points) each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., loans which permit the borrower to prepay the principal balance of the loan prior to maturity without penalty). Off-balance sheet instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a "flat rate scenario") to determine the level of interest rate risk at that time.

The projected impact of 100 and 200 basis point increases and decreases in interest rates on the Corporation's consolidated net interest income over the next 12 months beginning January 1, 1998 is shown below.

                           +2%             +1%             Flat           -1%           -2%
                         ------          ------           ------        ------         ------
                                                   (dollars in millions)
Net Interest Income       $330.9         $338.1          $341.7        $340.8         $337.1

Difference from Flat       (10.8)         ( 3.6)                        (  .9)         ( 4.6)

% Variance                 ( 3.2)%        ( 1.1)%                       (  .3)%        ( 1.3)%

SIGNIFICANT ASSUMPTIONS UTILIZED AND INHERENT LIMITATIONS

The significant net interest income changes for each interest rate scenario presented above include assumptions based on accelerating or decelerating mortgage prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers' behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be predicted with certainty (e.g., prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

As with any model for analyzing interest rate risk, certain limitations are inherent in the method of analysis presented above. For example, the actual impact on net interest income due to certain interest rate shocks may differ from those projections presented should market conditions vary from assumptions used in the analysis. Furthermore, the analysis does not consider the effects of a changed level of overall economic activity that could exist in certain interest rate environments. Moreover, the method of analysis used does not take into account the actions that management might take to respond to changes in interest rates because of inherent difficulties in determining the likelihood or impact of any such response.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this Item 7A. are forward-looking statements that involve certain risks and uncertainties that could cause the Corporation's actual results to differ materially from those discussed in the forward-looking statements. Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 21) in the Financial Review section of the Corporation's Annual Report 1997 for a discussion of factors that may cause such differences to occur.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in the Financial Review section of the Corporation's Annual Report 1997, which is incorporated herein by reference thereto as follows:

                                                                         PAGE NUMBER
                                                                         -----------
     Report of Independent Accountants                                       39
     First Hawaiian, Inc. and Subsidiaries:
         Consolidated Balance Sheets at December 31, 1997 and 1996           40
         Consolidated Statements of Income for the years ended
            December 31, 1997, 1996 and 1995                                 41
         Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 1997, 1996 and 1995             42
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995                                 43
     First Hawaiian, Inc. (Parent Company):
         Balance Sheets at December 31, 1997 and 1996                        59
         Statements of Income for the years ended December 31, 1997,
            1996 and 1995                                                    59
         Statements of Changes in Stockholders' Equity for the
            years ended December 31, 1997, 1996 and 1995                     42
         Statements of Cash Flows for the years ended December 31, 1997,
            1996 and 1995                                                    60
     Notes to Financial Statements                                         44 - 60
     Summary of Quarterly Financial Data (Unaudited)                         38
     Supplementary Data                                                      35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information relating to directors is included in "Election of Directors" and "Directors Continuing in Office and Executive Officers" (pages 3 through 8) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto. Required information relating to executive officers is included in Part I on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 in the section entitled "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

Required information is included in "Compensation of Directors" and "Executive Compensation" (pages 9 through 18) of the Corporation's Proxy Statement, and is incorporated herein by reference thereto.

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

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                              PAGE NUMBER IN
                                                                              ---------------
                                                                              FIRST HAWAIIAN,
                                                                                INC. ANNUAL
                                                                                REPORT 1997
                                                                               (EXHIBIT 13)
                                                                              ---------------
(a)  1. Financial Statements

        The following financial statements are incorporated by reference in Part II
        (Item 8) of this Form 10-K:

        Report of Independent Accountants                                           39
        First Hawaiian, Inc. and Subsidiaries:
           Consolidated Balance Sheets at December 31, 1997 and 1996                40
           Consolidated Statements of Income for the
             years ended December 31, 1997, 1996 and 1995                           41
           Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 1997, 1996 and 1995                   42
           Consolidated Statements of Cash Flows for the
             years ended December 31, 1997, 1996 and 1995                           43
        First Hawaiian, Inc. (Parent Company):
           Balance Sheets at December 31, 1997 and 1996                             59
           Statements of Income for the years ended
             December 31, 1997, 1996 and 1995                                       59
           Statements of Changes in Stockholders' Equity for the
             years ended December 31, 1997, 1996 and 1995                           42
           Statements of Cash Flows for the years ended
             December 31, 1997, 1996 and 1995                                       60
        Notes to Financial Statements                                             44 - 60
        Summary of Quarterly Financial Data (Unaudited)                               38
        Supplementary Data                                                          35

     2. Financial Statement Schedules

        Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

     3. Exhibits

        Exhibit 3 (i) Certificate of Incorporation - Incorporated by
                      reference to Exhibit 3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the SEC.

                 (ii) Bylaws - Incorporated by reference to Exhibit 3 to the
                      Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as filed with the SEC.

        Exhibit 4 Instruments defining rights of security holders, including indentures.

                 (i)  Equity - Incorporated by reference to Exhibit 3(i) hereto.

                (ii) Debt - Indenture, dated as of August 9, 1993 between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

               (iii) Debt - Indenture, dated as of June 30, 1997 between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation's Registration Statement on Form S-4 as filed with the SEC on October 17, 1997.

        Exhibit 10    Material contracts


                 (i) Lease Agreement dated as of December 1, 1993 between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10(iii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.


                (ii) Ground Lease dated as of December 1, 1993 among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10(v) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

                (iii) Stock Incentive Plan of First Hawaiian, Inc. dated
                      November 22, 1991 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the SEC.

                 (iv) Long-Term Incentive Plan of First Hawaiian, Inc. effective
                      January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the SEC.

                  (v) First Hawaiian, Inc. Supplemental Executive Retirement
                      Plan, as amended and restated as of January 1, 1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the SEC.

                 (vi) First Hawaiian, Inc. Deferred Compensation Plan, as
                      amended and restated as of January 1, 1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10- K for the fiscal year ended December 31, 1995 as filed with the SEC.

                (vii) First Hawaiian, Inc. Incentive Plan for Key Executives, as
                      amended through December 13, 1989 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the SEC.

               (viii) Directors' Retirement Plan, effective as of January 1,
                      1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the SEC.

        Exhibit 12    Statement re:  computation of ratios.

        Exhibit 13 Annual report to security holders - Corporation's Annual Report 1997.

        Exhibit 21    Subsidiaries of the registrant.

        Exhibit 23    Consent of independent accountants.

        Exhibit 27    Financial data schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

(c) The exhibits listed in Item 14(a)3 are incorporated by reference or attached hereto.

(d)     Response to this item is the same as the response to Item 14(a)2.

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




Date:   March 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ WALTER A. DODS, JR.                         Chairman,                   March 19, 1998
----------------------------------       Chief Executive Officer         -------------------
    Walter A. Dods, Jr.                        & Director                        Date

/s/ JOHN W. A. BUYERS                           Director                    March 19, 1998
----------------------------------                                       -------------------
    John W. A. Buyers                                                            Date

/s/ JOHN C. COUCH                               Director                    March 19, 1998
----------------------------------                                       -------------------
    John C. Couch                                                                Date

/s/ JULIA ANN FROHLICH                          Director                    March 19, 1998
----------------------------------                                       -------------------
    Julia Ann Frohlich                                                           Date

/s/ PAUL MULLIN GANLEY                          Director                    March 19, 1998
----------------------------------                                       -------------------
    Paul Mullin Ganley                                                           Date

/s/ DAVID M. HAIG                               Director                    March 19, 1998
----------------------------------                                       -------------------
    David M. Haig                                                                Date

/s/ JOHN A. HOAG                                Director                    March 19, 1998
----------------------------------                                       -------------------
    John A. Hoag                                                                 Date

/s/ BERT T. KOBAYASHI, JR.                      Director                    March 19, 1998
----------------------------------                                       -------------------
    Bert T. Kobayashi, Jr.                                                       Date

/s/ RICHARD T. MAMIYA                           Director                    March 19, 1998
----------------------------------                                       -------------------
    Richard T. Mamiya                                                            Date

/s/ FUJIO MATSUDA                               Director                    March 19, 1998
----------------------------------                                       -------------------
    Fujio Matsuda                                                                Date

/s/ RODERICK F. McPHEE                          Director                    March 19, 1998
----------------------------------                                       -------------------
    Roderick F. McPhee                                                           Date

/s/ GEORGE P. SHEA, JR.                         Director                    March 19, 1998
----------------------------------                                       -------------------
    George P. Shea, Jr.                                                          Date

/s/ JOHN K. TSUI                                President                   March 19, 1998
----------------------------------             & Director                -------------------
    John K. Tsui                                                                 Date

/s/ FRED C. WEYAND                              Director                    March 19, 1998
----------------------------------                                       -------------------
    Fred C. Weyand                                                               Date

/s/ ROBERT C. WO                                Director                    March 19, 1998
----------------------------------                                       -------------------
    Robert C. Wo                                                                 Date

/s/ HOWARD H. KARR                           Executive Vice President       March 19, 1998
----------------------------------              & Treasurer              -------------------
    Howard H. Karr                (Principal financial and accounting officer)   Date

                                  EXHIBIT INDEX



     EXHIBIT
     NUMBER                                DESCRIPTION

     3         (i)      Certificate of Incorporation - Incorporated by reference to Exhibit 3 to the
                        Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the SEC.

              (ii)      Bylaws - Incorporated by reference to Exhibit 3 to the Corporation's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1987 as filed with the SEC.

     4                  Instruments defining rights of security holders, including indentures.

               (i)      Equity - Incorporated by reference to Exhibit 3(i) hereto.

              (ii)      Debt - Indenture, dated as of August 9, 1993 between First Hawaiian, Inc. and The First
                        National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4(ii) to the
                        Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

             (iii)      Debt - Indenture, dated as of June 30, 1997 between First Hawaiian, Inc. and The First
                        National Bank of Chicago, Trustee, is incorporated by reference to the Corporation's
                        Registration Statement on Form S-4 as filed with the SEC on October 17, 1997.

    10                  Material contracts


               (i)      Lease Agreement dated as of December 1, 1993 between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10(iii) to the Corporation's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1993 as filed with the SEC.


         (ii)            Ground Lease dated as of December 1, 1993 among First Hawaiian Center Limited Partnership,
                         FH Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10(v) to the
                         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

        (iii)            Stock Incentive Plan of First Hawaiian, Inc. dated November 22, 1991 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the SEC.

         (iv)            Long-Term Incentive Plan of First Hawaiian, Inc. effective January 1, 1992 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 as filed with the SEC.

          (v)            First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of
                         January 1, 1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual
                         Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the SEC.

         (vi)            First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1,
                         1996 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form
                         10-K for the fiscal year ended December 31, 1995 as filed with the SEC.

        (vii)            First Hawaiian, Inc. Incentive Plan for Key Executives, as amended through December 13,
                         1989 is incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form
                         10-K for the fiscal year ended December 31, 1992 as filed with the SEC.

       (viii)            Directors' Retirement Plan, effective as of January 1, 1992 is incorporated by reference to
                         Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended
                         December 31, 1992 as filed with the SEC.

   12                    Statement re: computation of ratios.

   13                    Annual report to security holders - Corporation's Annual Report 1997.

   21                    Subsidiaries of the registrant.

   23                    Consent of independent accountants.

   27                    Financial data schedule.