Form 10-K405/A
period 1997-12-31
FIRST HAWAIIAN INC
filed 1998-04-23
CIK 36377

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K/A

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from                  to
                                          ----------------    ----------------

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

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange on
         Title of each class                           which registered
         -------------------                       ------------------------
                None                                    Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $5.00 Par Value
                               (Title of class)
                           -------------------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
      during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was $735,704,000.

          The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 1998 was:

       Title of Class                               Number of Shares Outstanding
-----------------------------                       ----------------------------
Common Stock, $5.00 Par Value                             31,140,577 Shares

                                ----------------

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