Form 10-Q
period 1998-03-31
FIRST HAWAIIAN INC
filed 1998-05-13
CIK 36377

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           ---------------------------


                                    FORM 10-Q

(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from . . . . . . . . .  to . . . . . . . . .

                          Commission file number 0-7949


                           ---------------------------



                              FIRST HAWAIIAN, INC.
             (Exact name of registrant as specified in its charter)


                           ---------------------------



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


                           ---------------------------



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
                                    Yes  X  No
                                        ---    ---


       The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998 was:


            Class                                              Outstanding
-----------------------------                               -----------------
Common Stock, $5.00 Par Value                               31,143,923 Shares


================================================================================

PART I.           FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets at March 31, 1998, December 31, 1997
                  and March 31, 1997                                                                           2
           Consolidated Statements of Income for the three months ended
                  March 31, 1998 and 1997                                                                      3
           Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1998 and 1997                                                                      4
           Consolidated Statements of Changes in Stockholders' Equity for the
                  three months ended March 31, 1998 and 1997                                                   5
           Notes to Consolidated Financial Statements                                                        5 - 6

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  7 - 18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                       19 - 20

PART II.          OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                   20

SIGNATURES                                                                                                    21

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                  MARCH 31,     December 31,     March 31,
                                                    1998            1997            1997
                                                -----------     -----------     -----------
                                                               (in thousands)
ASSETS
Interest-bearing deposits in other banks        $   142,353     $   137,930     $    76,529
Federal funds sold and securities purchased
    under agreements to resell                      160,000         134,274         167,800
Available-for-sale investment securities            725,688         778,124       1,061,976
Loans:
    Loans                                         6,293,908       6,238,681       5,947,296
    Less allowance for loan losses                   83,154          82,596          85,136
                                                -----------     -----------     -----------
Net loans                                         6,210,754       6,156,085       5,862,160
                                                -----------     -----------     -----------
Total earning assets                              7,238,795       7,206,413       7,168,465
Cash and due from banks                             288,260         282,905         341,295
Premises and equipment                              242,170         245,999         250,001
Customers' acceptance liability                         673             867             745
Core deposit premium                                 24,464          25,347          28,282
Goodwill                                             94,825          96,030          99,868
Other assets                                        241,789         235,531         206,791
                                                -----------     -----------     -----------
TOTAL ASSETS                                    $ 8,130,976     $ 8,093,092     $ 8,095,447
                                                ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                  $   793,956     $   903,195     $   878,289
    Interest-bearing demand                       1,606,955       1,387,629       1,530,795
    Savings                                         957,580       1,013,752         894,192
    Time                                          2,475,012       2,490,915       2,381,044
    Foreign                                         304,993         293,709         265,712
                                                -----------     -----------     -----------
Total deposits                                    6,138,496       6,089,200       5,950,032
                                                -----------     -----------     -----------
Short-term borrowings                               695,660         721,865         960,583
Acceptances outstanding                                 673             867             745
Other liabilities                                   243,166         230,723         221,992
Long-term debt                                      216,731         218,736         246,443
Guaranteed preferred beneficial interests
    in Company's junior subordinated
    debentures                                      100,000         100,000              --
                                                -----------     -----------     -----------
TOTAL LIABILITIES                                 7,394,726       7,361,391       7,379,795
                                                -----------     -----------     -----------
Stockholders' equity:
    Preferred stock                                      --              --              --
    Common stock                                    165,952         165,952         165,952
    Surplus                                         148,158         148,165         148,208
    Retained earnings                               485,233         473,659         439,359
    Accumulated other comprehensive income               37            (241)            869
    Treasury stock                                  (63,130)        (55,834)        (38,736)
                                                -----------     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                          736,250         731,701         715,652
                                                -----------     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 8,130,976     $ 8,093,092     $ 8,095,447
                                                ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                           THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------------------
                                                                    1998                                1997
                                                               ------------                        ------------
                                                               (in thousands, except shares and per share data)
INTEREST INCOME
Interest and fees on loans                                     $    129,946                        $    121,552
Lease financing income                                                4,887                               3,231
Interest on investment securities:
    Taxable interest income                                          12,520                              17,525
    Exempt from Federal income taxes                                     25                                 232
Other interest income                                                 3,945                               2,855
                                                               ------------                        ------------
    Total interest income                                           151,323                             145,395
                                                               ------------                        ------------
INTEREST EXPENSE
Deposits                                                             51,033                              47,207
Short-term borrowings                                                 9,107                              12,004
Long-term debt                                                        5,605                               3,670
                                                               ------------                        ------------
    Total interest expense                                           65,745                              62,881
                                                               ------------                        ------------
    Net interest income                                              85,578                              82,514
Provision for loan losses                                             4,396                               3,752
                                                               ------------                        ------------
    Net interest income after provision for
        loan losses                                                  81,182                              78,762
                                                               ------------                        ------------
NONINTEREST INCOME
Trust and investment services income                                  7,169                               6,755
Service charges on deposit accounts                                   7,272                               6,797
Other service charges and fees                                        8,365                               7,563
Securities losses, net                                                   (5)                                 (2)
Other                                                                 2,806                               2,741
                                                               ------------                        ------------
    Total noninterest income                                         25,607                              23,854
                                                               ------------                        ------------
NONINTEREST EXPENSE
Salaries and wages                                                   27,524                              28,702
Employee benefits                                                     7,956                               8,708
Occupancy expense                                                     9,759                              10,625
Equipment expense                                                     6,446                               6,086
Other                                                                21,952                              18,889
                                                               ------------                        ------------
    Total noninterest expense                                        73,637                              73,010
                                                               ------------                        ------------
    Income before income taxes                                       33,152                              29,606
Income taxes                                                         11,924                               9,090
                                                               ------------                        ------------
NET INCOME                                                     $     21,228                        $     20,516
                                                               ============                        ============

PER SHARE DATA:
BASIC EARNINGS                                                 $        .68                        $        .65
                                                               ============                        ============
DILUTED EARNINGS                                               $        .68                        $        .64
                                                               ============                        ============
CASH DIVIDENDS                                                 $        .31                        $        .31
                                                               ============                        ============

AVERAGE SHARES OUTSTANDING                                       31,176,312                          31,775,597
                                                               ============                        ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                           1998                1997
                                                                        ---------           ---------
                                                                                (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                          $ 282,905           $ 333,511
                                                                        ---------           ---------
Cash flows from operating activities:
  Net income                                                               21,228              20,516
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                           4,396               3,752
        Depreciation and amortization                                       8,241               8,030
        Income taxes                                                       11,224               7,667
        Decrease (increase) in interest receivable                         (2,124)              2,039
        Increase (decrease) in interest payable                            (2,661)                193
        Decrease (increase) in prepaid expenses                              (133)              3,072
        Other                                                               3,238             (12,933)
                                                                        ---------           ---------
Net cash provided by operating activities                                  43,409              32,336
                                                                        ---------           ---------
     Cash flows from investing activities:
       Net increase in interest-bearing deposits
          in other banks                                                   (4,423)             (6,399)
       Net increase in Federal funds sold and securities
          purchased under agreements to resell                            (25,726)            (19,430)
       Purchase of available-for-sale investment securities               (92,791)            (37,676)
       Proceeds from sale of available-for-sale
          investment securities                                                --              20,020
       Proceeds from maturity of available-for-sale
         investment securities                                            145,689              94,769
       Net increase in loans to customers                                 (64,421)           (147,684)
       Capital expenditures                                                (3,810)             (3,861)
       Other                                                                3,299                 428
                                                                        ---------           ---------
Net cash used in investing activities                                     (42,183)            (99,833)
                                                                        ---------           ---------
Cash flows from financing activities:
  Net increase in deposits                                                 49,296              13,324
  Net increase (decrease) in short-term borrowings                        (28,205)             31,023
  Proceeds from (payments on) long-term debt, net                              (5)             40,700
  Cash dividends paid                                                      (9,654)             (9,850)
  Issuance (repurchase) of treasury stock, net                             (7,303)                 84
                                                                        ---------           ---------
Net cash provided by financing activities                                   4,129              75,281
                                                                        ---------           ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                $ 288,260           $ 341,295
                                                                        =========           =========

Supplemental disclosures:
  Interest paid                                                         $  68,406           $  62,570
                                                                        =========           =========
  Income taxes paid                                                     $     700           $   1,422
                                                                        =========           =========
Supplemental schedule of noncash investing
  and financing activities:
  Loans converted into other real estate owned                          $   2,311           $   2,487
                                                                        =========           =========
  Loans made to facilitate the sale of other real estate owned          $     793           $     150
                                                                        =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries


                                                                                         Accumulated
                                                                                            Other
                                                  Common                    Retained     Comprehensive   Treasury
                                                   Stock        Surplus      Earnings       Income        Stock         Total
                                                ----------    ----------    ----------   -------------  ----------    ----------
                                                                       (in thousands, except per share data)
Balance, December 31, 1997                      $  165,952    $  148,165    $  473,659    $     (241)   $  (55,834)   $  731,701
Comprehensive income:
     Net income                                         --            --        21,228            --            --        21,228
Unrealized valuation adjustment                         --            --            --           278            --           278
                                                ----------    ----------    ----------    ----------    ----------    ----------
     Comprehensive income                               --            --        21,228           278            --        21,506
                                                ----------    ----------    ----------    ----------    ----------    ----------
Purchase of treasury stock                              --            --            --            --        (7,342)       (7,342)
Cash dividends ($.31 per share)                         --            --        (9,654)           --            --        (9,654)
Incentive Plan for Key Executives                       --            (7)           --            --            46            39
                                                ----------    ----------    ----------    ----------    ----------    ----------
BALANCE, MARCH 31, 1998                         $  165,952    $  148,158    $  485,233    $       37    $  (63,130)   $  736,250
                                                ==========    ==========    ==========    ==========    ==========    ==========

Balance, December 31, 1996                      $  165,952    $  148,196    $  428,693    $    1,850    $  (38,807)   $  705,884
Comprehensive income:
     Net income                                         --            --        20,516            --            --        20,516
     Unrealized valuation adjustment                    --            --            --          (981)           --          (981)
                                                ----------    ----------    ----------    ----------    ----------    ----------
     Comprehensive income                               --            --        20,516          (981)           --        19,535
                                                ----------    ----------    ----------    ----------    ----------    ----------
Cash dividends ($.31 per share)                         --            --        (9,850)           --            --        (9,850)
Incentive Plan for Key Executives                       --            12            --            --            71            83
                                                ----------    ----------    ----------    ----------    ----------    ----------
Balance, March 31, 1997                         $  165,952    $  148,208    $  439,359    $      869    $  (38,736)   $  715,652
                                                ==========    ==========    ==========    ==========    ==========    ==========

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

    CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. and its wholly-owned subsidiaries - First Hawaiian Bank and its wholly-owned subsidiaries (the "Bank"); First Hawaiian Creditcorp, Inc. and its wholly-owned subsidiary ("Creditcorp"); Pacific One Bank ("Pacific One"); FHL Lease Holding Company, Inc.; First Hawaiian Capital I; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

    RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements for 1997 have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

2.  ACCOUNTING CHANGES

    The provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that were deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 - An Amendment of FASB Statement No. 125," became effective as to repurchase agreements, dollar rolls, securities lending and certain other transactions after December 31, 1997. The Company requires delivery of collateral or other security as a condition to entering into repurchase or reverse-repurchase transactions. For all reverse-repurchase transactions entered into after January 1, 1998, the Company did not take control of the collateral. Accordingly, the Company did not record the collateral along with the obligation to return such collateral in its Consolidated Balance Sheet at March 31, 1998. The Company has not relinquished control of securities transferred in repurchase transactions for the three month period ended March 31, 1998; thus, the Company did not record the collateral transfer or a receivable from the counterparty.

    As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. By adopting SFAS No. 128, the Company was required to restate and expand its presentation for prior period earnings per share data. The basic and diluted earnings per share data of the Company reported under SFAS No. 128 did not differ materially from the primary and fully diluted earnings per share data previously reported by the Company under Accounting Principles Board Opinion No. 15, "Earnings Per Share."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


The following is a reconciliation of the numerator and denominators of the Company's basic and diluted earnings per share data for the three months ended March 31, 1998 and 1997:

                                                  1998                                                1997
                               -------------------------------------------       ----------------------------------------------
                                Income           Shares          Per Share         Income            Shares          Per Share
                               (Numerator)    (Denominator)        Amount        (Numerator)      (Denominator)       Amount
                               -----------    -------------      ---------       -----------      -------------      ----------
                                               (in thousands, except number of shares and per share data)
Basic:
    Net income                 $ 21,228         31,176,312         $ .68         $ 20,516           31,775,597         $ .65
Effect of dilutive
  securities -
    Stock incentive
      plan options                   --            197,410            --               --              100,702            --
                               --------        -----------         -----         --------          -----------         -----
Diluted:
    Net income and
      assumed conversions      $ 21,228         31,373,722         $ .68         $ 20,516           31,876,299         $ .64
                               ========         ==========         =====         ========           ==========         =====

    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income, which is defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments, as well as certain other items not included in the income statement. The Company's Consolidated Statement of Changes in Stockholders' Equity has been reformatted in the current period and restated for the prior periods in compliance with SFAS No. 130.

    Earlier this year, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardized the disclosure requirements for pensions and other post-retirement benefits. The Company plans to implement SFAS No. 132 (which does not change existing measurement or recognition standards) in its consolidated financial statements for the year ending December 31, 1998.

3.  IMPAIRED LOANS

    The following table summarizes impaired loan information as of and for the three months ended March 31, 1998, as of and for the year ended December 31, 1997 and as of and for the three months ended March 31, 1997:

                                                            MARCH 31, 1998        December 31, 1997        March 31, 1997
                                                            --------------        -----------------        --------------
                                                                                    (in thousands)
         Impaired loans                                         $  77,230               $  74,751              $  107,744
         Impaired loans with related allowance for loan
             losses calculated under SFAS No. 114               $  51,905               $  38,278              $   70,565
         Total allowance for impaired loans                     $  12,249               $   9,257              $   12,720
         Average impaired loans                                 $  76,545               $  90,901              $  104,895
         Interest income recorded during the period             $     110               $     835              $      199

    Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

4.  SUBSIDIARY MERGERS

    On April 18, 1997, Pioneer Federal Savings Bank ("Pioneer"), a wholly-owned subsidiary of the Company, was merged with and into the Bank. Five Pioneer branches became branches of the Bank and 14 branches were closed in connection with the merger.

    On December 31, 1997, Pacific One Bank, National Association ("Pacific One, N.A."), another wholly-owned subsidiary of the Company, was merged with and into Pacific One. Pacific One currently operates Pacific One, N.A.'s eight branches, all of which are located in the State of Washington.

5.  FIRST HAWAIIAN CAPITAL I

    First Hawaiian Capital I is a Delaware business trust (the "Trust") which was formed in 1997. The Trust issued $100,000,000 of its capital securities (the "Capital Securities") in 1997, and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures (the "Debentures") of the Company. In addition, the Trust also purchased $3,093,000 of Debentures in connection with the acquisition by the Company of common securities of the Trust. The Debentures (aggregate principal amount $103,093,000) are the sole assets of the Trust. The Capital Securities qualify as Tier 1 capital of the Company and are fully and unconditionally guaranteed by the Company.

    The Capital Securities accrue and pay interest semi-annually at an annual interest rate of 8.343%. The Capital Securities are mandatorily redeemable upon maturity of the Debentures on July 1, 2027, or upon earlier redemption in whole or in part as provided for in the governing indenture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained herein are forward-looking statements that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, global, national and local economic and market conditions, the level and volatility of interest rates and currency values, credit risks inherent in the lending processes, loan and deposit demand in the geographic regions in which the Company conducts business, the impact of intense competition in the rapidly evolving banking and financial services business, the effect of current and pending government legislation and regulations, the extensive regulation of the Company's businesses at both the federal and state levels and other matters discussed below.

The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

NET INCOME

The Company recorded consolidated net income for the first three months of 1998 of $21,228,000, an increase of $712,000, or 3.5%, over the first three months of 1997. The modest increase in consolidated net income reflects the continuing effects of the sluggish economy in Hawaii.

Basic and diluted earnings per share for the first three months of 1998 were $.68 and $.68, respectively, representing increases of 4.6% and 6.3%, respectively, over the same period in 1997. The percentage increases in consolidated net income on a per share basis were greater than the percentage increase in consolidated net income because acquisition of shares under the Company's stock repurchase program, pursuant to which the Company is authorized to repurchase up to 3.1 million shares of the Company's common stock (of which 1.8 million shares were repurchased through March 31, 1998), resulted in a lower average number of outstanding shares in the first quarter of 1998 as compared to the first quarter of 1997.

On an annualized basis, the Company's return on average total assets for the first three months of 1998 was 1.07%, an increase of 2.9% over the same period in 1997, and its return on average stockholders' equity was 11.78%, an increase of .5% over the same period in 1997.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $2,895,000, or 3.5%, to $85,640,000 for the first three months of 1998 from $82,745,000 for the same period in 1997. The increase in net interest income was primarily due to a 12 basis point (1% equals 100 basis points) increase in the net interest margin and an increase in average earning assets of $54,136,000, or .8%.

The net interest margin was 4.80% for the first three months of 1998, an increase of 2.6% over the same period in 1997. The increase in the net interest margin was primarily attributable to an increase of 26 basis points in the yield on average earning assets for the first three months of 1998 over the same period in 1997, principally as a result of the partial liquidation of lower-yielding investment securities held by the Company. The Company used the proceeds from the partial liquidation to reduce its short-term borrowings and to fund higher-yielding loans. The increase in the yield on average earning assets was partially offset by an increase of 14 basis points in the rate paid on funding sources, for the first three months of 1998 over the same period in 1997. The increase in the rate paid on funding sources reflects, among other things, the issuance by First Hawaiian Capital I of $100,000,000 of its capital securities (the "Capital Securities") in June 1997 and a decrease in average noninterest-bearing demand deposits of $56,963,000, or 6.6%.

Average earning assets increased by $54,136,000, or .8%, for the first three months of 1998 over the same period in 1997, primarily due to higher levels of interest-bearing deposits and loans. The increase was partially offset by the partial liquidation of investment securities in connection with the merger of the Bank and Pioneer in April 1997.

Average loans for the first three months of 1998 increased by $352,269,000, or 6.0%, over the same period in 1997. The mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have resulted in growth in the Company's banking operations in the Pacific Northwest, automobile financing in California and Oregon and credit extensions to companies in the media and telecommunications industry located on the mainland United States. In addition, the mix of average earning assets continues to change, with average loans representing 85.9% of average earning assets for the first three months of 1998 as compared to 81.6% for the same period in 1997.

Average interest-bearing deposits and liabilities increased by $73,705,000, or 1.2%, for the first three months of 1998, over the same period in 1997. The increase was primarily due to the issuance of the Capital Securities and an increase in deposits of $233,140,000, or 4.7%, primarily from a shifting of public funds from repurchase agreements to deposits. These increases were partially offset by a decrease in short-term borrowings which were repaid using proceeds received from the partial liquidation of the investment securities portfolio as described above.

The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 1998 and 1997) to make them comparable with taxable items before any income taxes are applied.

                                                                  THREE MONTHS ENDED MARCH 31,
                                             -------------------------------------------------------------------
                                                         1998                                    1997
                                             ----------------------------          -----------------------------
                                                       INTEREST                               Interest
                                             AVERAGE    INCOME/    YIELD/          Average     Income/    Yield/
                                             BALANCE    EXPENSE    RATE(1)         Balance     Expense    Rate(1)
                                             -------   --------    ------          -------    --------    ------
                                                                         (dollars in thousands)
ASSETS

Earning assets:
  Interest-bearing deposits
    in other banks                      $    134,749   $   2,078    6.25%      $      55,574  $      763    5.57%
  Federal funds sold and
    securities purchased
    under agreements to resell               141,402       1,867    5.35             157,781       2,092    5.38
  Available-for-sale investment
    securities (2)                           742,732      12,558    6.86           1,103,661      17,873    6.57
  Loans (3),(4)                            6,211,927     134,882    8.81           5,859,658     124,898    8.64
                                        ------------   ---------               -------------  ----------

    Total earning assets                   7,230,810     151,385    8.49           7,176,674     145,626    8.23
                                                       ---------                              ----------

Nonearning assets                            782,061                                 815,877
                                        ------------                           -------------

    Total assets                        $  8,012,871                           $   7,992,551
                                        ============                           =============

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits
  and liabilities:
  Deposits                              $  5,238,562   $  51,033    3.95%      $   5,005,422  $   47,207    3.82%
  Short-term borrowings                      689,651       9,107    5.36             945,137      12,004    5.15
  Long-term debt and capital
    securities                               317,987       5,605    7.15             221,936       3,670    6.71
                                        ------------   ---------               -------------  ----------

    Total interest-bearing
      deposits and liabilities             6,246,200      65,745    4.27           6,172,495      62,881    4.13
                                                       ---------    ----                      ----------    ----

    Interest rate spread                                            4.22%                                   4.10%
                                                                    ====                                    ====

Noninterest-bearing demand
  deposits                                   806,705                                 863,668
Other liabilities                            228,831                                 246,559
                                        ------------                           -------------

    Total liabilities                      7,281,736                               7,282,722

Stockholders' equity                         731,135                                 709,829
                                        ------------                           -------------

    Total liabilities and
      stockholders' equity              $  8,012,871                           $   7,992,551
                                        ============                           =============

    Net interest income and
      margin on earning assets                            85,640    4.80%                         82,745    4.68%
                                                                    ====                                    ====

Tax equivalent adjustment                                     62                                     231
                                                       ---------                              ----------

    Net interest income                                $  85,578                              $   82,514
                                                       =========                              ==========


(1) Annualized.
(2) Average balances exclude the effects of the fair value adjustments.
(3) Nonaccruing loans have been included in computations of average loan balances.
(4) Interest income for loans included loan fees of $6,987 and $5,582 for 1998 and 1997, respectively.

AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                        MARCH 31,              December 31,             March 31,
                                          1998                     1997                   1997
                                      -------------           -------------          -------------
                                                              (in thousands)
         Amortized cost               $     725,627           $     778,528          $   1,060,525

         Unrealized gains                     1,221                   1,021                  3,481

         Unrealized losses                   (1,160)                 (1,425)                (2,030)
                                      -------------           -------------          -------------

         Fair value                   $     725,688           $     778,124          $   1,061,976
                                      =============           =============          =============


Gross realized gains and losses for the three months ended March 31, 1998 and 1997 were as follows:

                                                  1998                    1997
                                               ----------             ----------
                                                            (in thousands)
         Realized gains                        $       --             $       --

         Realized losses                               (5)                    (2)
                                               ----------             ----------

         Securities losses, net                $       (5)            $       (2)
                                               ==========             ==========

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at March 31, 1998, December 31, 1997 and March 31, 1997:

                                            MARCH 31, 1998          December 31, 1997            March 31, 1997
                                         ------------------        -------------------        -------------------
                                             AMOUNT      %             Amount      %              Amount      %
                                         ----------   -----        ----------    -----        ----------    -----
                                                                    (dollars in thousands)
Commercial, financial and agricultural   $1,610,315    25.6%       $1,582,698     25.4%       $1,516,534     25.5%

Real estate:
          Commercial                      1,195,752    19.0         1,193,538     19.1         1,222,848     20.6
          Construction                      156,935     2.5           166,482      2.7           200,121      3.4
          Residential:
               Insured, guaranteed or
                    conventional          1,478,933    23.5         1,486,887     23.8         1,450,464     24.3
               Home equity credit lines     446,746     7.1           457,724      7.4           457,889      7.7
                                         ----------   -----        ----------    -----        ----------    -----

               Total real estate loans    3,278,366    52.1         3,304,631     53.0         3,331,322     56.0
                                         ----------   -----        ----------    -----        ----------    -----

Consumer                                    704,495    11.2           678,984     10.9           569,466      9.6
Lease financing                             333,295     5.3           333,270      5.3           240,732      4.0
Foreign                                     367,437     5.8           339,098      5.4           289,242      4.9
                                         ----------   -----        ----------    -----        ----------    -----

               Total loans                6,293,908   100.0%        6,238,681    100.0%        5,947,296    100.0%
                                                      ======                     =====                      =====

Less allowance for loan losses               83,154                    82,596                     85,136
                                         ----------                ----------                 ----------

               Total net loans           $6,210,754                $6,156,085                 $5,862,160
                                         ==========                ==========                 ==========

Total loans to:
          Total assets                                 77.4%                      77.1%                      73.5%
          Total earning assets                         86.9%                      86.6%                      83.0%
          Total deposits                              102.5%                     102.5%                     100.0%

The loan portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At March 31, 1998, total loans were $6,293,908,000, representing increases of .9% and 5.8% over December 31, 1997 and March 31, 1997, respectively.

Commercial, financial and agricultural loans as of March 31, 1998 increased $27,617,000, or 1.7%, over December 31, 1997, and $93,781,000, or 6.2%, over
March 31, 1997. Although the Company continues its efforts to diversify the loan portfolio, both geographically and by industry, overall loan volume in the State of Hawaii continues to decline as a result of the sluggish economy. Credit extensions in the Pacific Northwest and the media and telecommunications industry located on the mainland United States account for the majority of the increase in loan balance and geographic and industry diversification.

Consumer loans as of March 31, 1998 increased $25,511,000, or 3.8%, over December 31, 1997, and $135,029,000, or 23.7%, over March 31, 1997. The increase was primarily due to an increase in direct and indirect automobile financing in California and Oregon.

Lease financing as of March 31, 1998 increased $92,563,000, or 38.5%, over March 31, 1997. The increase was primarily due to an increase in leveraged and direct financing leases on equipment located on the mainland United States.

The Company's international operations, principally in Guam and Grand Cayman, British West Indies, involve foreign banking and international financing activities, including short-term investments, loans, acceptances, letters of credit financing and international funds transfers. International activities are identified on the basis of the domicile of the Company's customer. Foreign loans as of March 31, 1998, increased $28,339,000, or 8.4%, over December 31, 1997, and $78,195,000, or 27.0%, over March 31, 1997. The increase in foreign loans was primarily due to an increase in loan balances in Guam.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 1998, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

A summary of nonperforming assets at March 31, 1998, December 31, 1997 and March 31, 1997 follows:

                                                             MARCH 31,      December 31,       March 31,
                                                               1998             1997             1997
                                                           ---------        ----------       ---------
                                                                       (dollars in thousands)
Nonperforming loans:
       Nonaccrual:
           Commercial, financial and agricultural          $   6,825        $    9,038       $  19,775

           Real estate:
               Commercial                                      4,568             4,590           4,208
               Construction                                       --                --           1,908
               Residential:
                   Insured, guaranteed, or conventional       10,590             6,353          12,188
                   Home equity credit lines                       90                50             751
                                                           ---------        ----------       ---------
                      Total real estate loans                 15,248            10,993          19,055
                                                           ---------        ----------       ---------

           Lease financing                                        63                10              22
           Foreign                                               218                --              --
                                                           ---------        ----------       ---------
                      Total nonaccrual loans                  22,354            20,041          38,852
                                                           ---------        ----------       ---------

       Restructured:
           Commercial, financial and agricultural              1,532             1,532           3,428

           Real estate:
               Commercial                                     30,811            30,843          41,310
               Residential:
                   Insured, guaranteed, or conventional        2,412             2,626           1,384
                   Home equity credit lines                      659               559             559
                                                           ---------        ----------       ---------
                      Total real estate loans                 33,882            34,028          43,253
                                                           ---------        ----------       ---------
                      Total restructured loans                35,414            35,560          46,681
                                                           ---------        ----------       ---------
                      Total nonperforming loans               57,768            55,601          85,533

Other real estate owned                                       31,226            30,760          23,707
                                                           ---------        ----------       ---------
                      Total nonperforming assets           $  88,994        $   86,361       $ 109,240
                                                           =========        ==========       =========

Past due loans:
       Commercial, financial and agricultural              $   2,616        $    2,521       $   5,278

       Real estate:
           Commercial                                          1,494               567           9,418
           Residential:
               Insured, guaranteed, or conventional           25,326            25,002          10,086
               Home equity credit lines                        2,073             2,077           2,822
                                                           ---------        ----------       ---------
                      Total real estate loans                 28,893            27,646          22,326
                                                           ---------        ----------       ---------

       Consumer                                                3,241             3,589           3,034
       Lease financing                                            33                11              60
       Foreign                                                   717                --              --
                                                           ---------        ----------       ---------
                      Total past due loans (1)             $  35,500        $   33,767       $  30,698
                                                           =========        ==========       =========

Nonperforming assets to total loans
  and other real estate owned (end of period):
       Excluding 90 days past due accruing loans               1.41%             1.38%           1.83%
       Including 90 days past due accruing loans               1.97%             1.92%           2.34%

Nonperforming assets to total assets (end of period):
       Excluding 90 days past due accruing loans               1.09%             1.07%           1.35%
       Including 90 days past due accruing loans               1.53%             1.48%           1.73%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

Nonperforming assets decreased from $109,240,000, or 1.83% of total loans and other real estate owned ("OREO"), at March 31, 1997, to $88,994,000, or 1.41% of total loans and OREO, at March 31, 1998. The percentage of nonperforming assets to total assets decreased from 1.35% at March 31, 1997 to 1.09% at March 31, 1998.

The decrease in nonperforming assets of $20,246,000, or 18.5%, from March 31, 1997 to March 31, 1998 was primarily due to decreases in: (1) commercial, financial and agricultural nonaccrual loans of $12,950,000, or 65.5%; and (2) commercial real estate restructured loans of $10,499,000, or 25.4%. These decreases in nonperforming loans were partially offset by an increase in OREO of $7,519,000, or 31.7%. The decrease in commercial, financial and agricultural nonaccrual loans was primarily due to the transfer of three loans totalling $4,488,000 to OREO, a partial pay-off of a loan of $1,784,000 and a charge-off of $755,000. The decrease in real estate - commercial loans was primarily due to the transfer of a loan totalling $8,279,000 to OREO. These transfers to OREO were partially offset by the sale of a commercial real estate property totalling $7,200,000.

At March 31, 1998, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due in the table on page 12) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

Loans past due 90 days or more and still accruing interest totalled $35,500,000 at March 31, 1998, an increase of $4,802,000, or 15.6%, over March 31, 1997. The increase was primarily due to certain real estate - residential loans sold with recourse which were repurchased in the fourth quarter of 1997 and the first quarter of 1998. All of the loans which are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been affected by the impact of adverse economic conditions and trends in Hawaii. The most important of these adverse economic trends is the prolonged economic downturn over the last seven years. In contrast to the mainland economy, Hawaii's recovery from its 1991 recession continues to be slow and protracted. In addition, Hawaii continues to show weaknesses in its local real estate market, including declining real estate values.

Recently, a number of countries in the Asia Pacific region, including Japan, have experienced significant weaknesses in their economies. Outstanding commitments and loans to debtors in Asian countries, excluding Japan, represented approximately .13% of total assets and 1.4% of total stockholders' equity and, including Japan, approximately 1.25% of total assets and 13.8% of total stockholders' equity, in each case at March 31, 1998. These commitments and loans are primarily collateralized by certificates of deposit, Hawaii real estate, standby letters of credit issued by Asian banks and/or guarantees by credit-worthy Asian individuals and corporations. The economic downturn in Asia may adversely affect the volume and spending level of Asian visitors to Hawaii, which in turn may adversely affect the Hawaii economy. The Company does not foresee a major improvement in Hawaii's economic conditions in the near term and believes that these trends may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:



                                                            THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------
                                                        1998                               1997
                                             -----------------------            -----------------------
                                               AVERAGE       AVERAGE              Average      Average
                                               BALANCE       RATE(1)              Balance      Rate(1)
                                             -----------    --------            -----------   ---------
                                                                (dollars in thousands)
    Interest-bearing demand                  $  1,786,470     2.60%           $  1,540,455        2.57%
    Savings                                       827,069     2.47                 990,061        2.16
    Time                                        2,625,023     5.33               2,474,906        5.27
                                            -------------     ----            ------------

          Total interest-bearing deposits       5,238,562     3.95               5,005,422        3.82


    Noninterest-bearing demand                    806,705       --                 863,668          --
                                            -------------     ----            ------------


          Total deposits                     $  6,045,267     3.42%           $  5,869,090        3.26%
                                             ============                       ==========


Average interest-bearing deposits increased $233,140,000, or 4.7%, over the first quarter of 1997. The increase in average interest-bearing deposits was due primarily to a higher level of public deposits and various deposit product programs initiated by the Company. As a result of depositors seeking higher yields through the deposit product programs, the mix of average interest-bearing deposits changed, with higher yielding average time certificates of deposits representing 50.1% of average interest-bearing deposits in the first three months of 1998, as compared to 49.4% in the same period in 1997. In addition, average noninterest-bearing demand deposits for the first three months of 1998 decreased $56,963,000, or 6.6%, as compared to the same period in 1997. Consequently, the overall cost of total deposits increased by 16 basis points in the first three months of 1998 as compared to the same period in 1997.



(1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                 -------------------------------------
                                                                     1998                     1997
                                                                 -----------               -----------
                                                                        (dollars in thousands)
Loans outstanding (end of period)                                $ 6,293,908               $ 5,947,296
                                                                 ===========               ===========

Average loans outstanding                                        $ 6,211,927               $ 5,859,658
                                                                 ===========               ===========

Allowance for loan losses summary:
   Balance at beginning of period                                $    82,596               $    85,248
                                                                 -----------               -----------

   Loans charged off:
       Commercial, financial and agricultural                            915                        14
       Real estate:
           Commercial                                                      1                       255
           Construction                                                   --                        61
           Residential                                                   719                     1,075
       Consumer                                                        3,856                     3,075
       Foreign                                                           107                         4
                                                                 -----------               -----------
           Total loans charged off                                     5,598                     4,484
                                                                 -----------               -----------

   Recoveries on loans charged off:
       Commercial, financial and agricultural                            618                        48
       Real estate:
           Commercial                                                    395                        12
           Residential                                                     1                        15
       Consumer                                                          709                       534
       Lease financing                                                    --                         4
       Foreign                                                            37                         7
                                                                 -----------               -----------
           Total recoveries on loans previously
             charged off                                               1,760                       620
                                                                 -----------               -----------
           Net charge-offs                                            (3,838)                   (3,864)
   Provision charged to expense                                        4,396                     3,752
                                                                 -----------               -----------
   Balance at end of period                                      $    83,154               $    85,136
                                                                 ===========               ===========


Net loans charged off to average loans                                   .25% (1)                  .27% (1)
Net loans charged off to allowance for
   loan losses                                                         18.72% (1)                18.41% (1)
Allowance for loan losses to total
   loans (end of period)                                                1.32%                     1.43%
Allowance for loan losses to nonperforming
   loans (end of period):
       Excluding 90 days past due
           accruing loans                                               1.44x                     1.00x
       Including 90 days past due
           accruing loans                                                .89X                      .73x

(1)    Annualized.

For the first three months of 1998, the provision for loan losses was $4,396,000, an increase of $644,000, or 17.2%, over the same period in 1997. The provision for loan losses is based upon management's judgment as to the adequacy of the allowance for loan losses (the "Allowance") to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans, net charge-off experience, changes in the composition of the loan portfolio by type and location of loans and in overall loan risk profile and quality, general economic factors and the fair value of collateral.

Net charge-offs were $3,838,000 for the first three months of 1998, a decrease of $26,000, or .7%, compared to the same period in 1997. The decrease in net charge-offs for the first three months of 1998 was primarily due to an increase in commercial, financial and agricultural, real estate - commercial, and consumer loan recoveries, partially offset by an increase in commercial, financial and agricultural, and consumer loan charge-offs. The increase in loan recoveries was primarily due to a $548,000 recovery on a commercial, financial and agricultural loan. The increase in charge-offs was primarily due to charge-offs on three commercial, financial and agricultural loans totalling $857,000. For the first three months of 1998, consumer loan charge-offs increased $781,000, or 25.4%, over the same period in 1997. In addition, consumer loan charge-offs was negatively impacted by the ongoing sluggish Hawaii economy and continued increase in personal bankruptcies. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

The allowance for loan losses increased to 1.44 times nonperforming loans (excluding 90 days past due accruing loans) at March 31, 1998 from 1.00 times at March 31, 1997 as a result of a 32.5% decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 1998. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totalled $25,607,000 for the first three months of 1998, an increase of $1,753,000, or 7.3%, over the same period in 1997.

Trust and investment services income increased $414,000, or 6.1%, for the first three months of 1998 over the same period in 1997. The increase was primarily due to increases in personal trust and investment management fees resulting from an increase in the customer base and additional investment volume.

Service charges on deposit accounts increased $475,000, or 7.0%, for the first three months of 1998 over the same period in 1997. The increase was primarily due to increases in service charges on checks paid and returned and higher fees on analyzed accounts.

Other service charges and fees increased $802,000, or 10.6%, for the first three months of 1998 over the same period in 1997. The increase was primarily due to higher: (1) merchant discount fees; (2) income earned from annuity and mutual fund sales; and (3) mortgage servicing fees for mortgage loans that were originated and sold with servicing retained.

Other noninterest income increased $65,000, or 2.4%, for the first three months of 1998 over the same period in 1997. The increase was primarily due to higher:
(1) interest recoveries on loans previously charged off; and (2) income earned on bank owned life insurance on certain officers. The increase was partially offset by lower foreclosed property income.

NONINTEREST EXPENSE

Noninterest expense totalled $73,637,000 for the first three months of 1998, an increase of .9% over the same period in 1997.

Total personnel expense (salaries and wages and employee benefits) decreased $1,930,000, or 5.2%, for the first three months of 1998, compared to the same period in 1997. The decrease was primarily due to: (1) lower salaries and wages expense as a result of the Company's re-engineering and consolidation efforts; and (2) higher pension credits.

Occupancy expense for the first three months of 1998 decreased $866,000, or 8.2%, compared to the same period in 1997. The decrease was primarily due to higher sublease rental income on bank-owned premises.

Equipment expense increased $360,000, or 5.9%, for the first three months of 1998, over the same period in 1997. The increase was a result of: (1) higher data processing equipment rental expense; and (2) higher depreciation expense on furniture and equipment.

Other noninterest expense increased $3,063,000 for the first three months of 1998, an increase of 16.2% over the same period in 1997. This increase was the result of higher outside service expenses primarily related to the Year 2000 project (see Year 2000 disclosure on pages 18 to 19), depreciation - software expense, real property taxes, foreclosed property expenses, and miscellaneous losses and charge-offs. In addition, the cash surrender value of certain executive life insurance policies increased (recorded as a credit to insurance expense) in March 1997. This increase was partially offset by a loss on the sale of a certain loan and a loss on the sale of certain other real estate owned property in March 1997.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first three months of 1998 was 36.0%, as compared to 30.7% for the same period in 1997. The effective tax rate for the first three months of 1997 was positively impacted by the: (1) recognition of certain previously unrecognized tax credits; (2) partial reversal of an overaccrual of State of Hawaii income taxes; and (3) donation of real property to a non-profit organization.

LIQUIDITY AND CAPITAL

Stockholders' equity was $736,250,000 at March 31, 1998, an increase of .6% over $731,701,000 at December 31, 1997. The ratio of average stockholders' equity to average total assets was 9.12% for the first three months of 1998 compared to 8.88% for the same period in 1997.

The primary source of funds for the dividends paid by the Company to its stockholders is dividends received from its subsidiaries. The Bank, Creditcorp and Pacific One are subject to regulatory limitations on the amount of dividends they may declare or pay. At March 31, 1998, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $273,875,000.

The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain discretionary (and, in the case of the Company's depository institution subsidiaries, mandatory) actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its depository institution subsidiaries must each meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below, at March 31, 1998) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

                                                                            Minimum
                                                                          For Capital                 To Be
                                                 Actual                Adequacy Purposes         Well Capitalized
                                         -------------------        ---------------------      --------------------
                                          Amount       Ratio         Amount         Ratio       Amount        Ratio
                                         --------      -----        --------        -----      --------       -----
                                                                    (dollars in thousands)
Tier 1 Capital to
   Risk-Weighted
   Assets                                $721,145       9.54%       $302,278         4.00%     $453,417        6.00%
Total Capital to
   Risk-Weighted
   Assets                                $954,299      12.63%       $604,556         8.00%     $755,696       10.00%
Tier 1 Capital to
   Average Assets                        $721,145       9.13%       $236,934         3.00%          N/A          N/A

As of March 31, 1998, the Company and its depository institution subsidiaries were categorized as well capitalized under the applicable Federal regulations. To be categorized as well capitalized, the Company must maintain Tier 1 risk-based and Total risk-based capital ratios of 6% and 10%, respectively (as set forth in the table above). Management is not aware of any conditions or events subsequent to March 31, 1998, that would cause a change in the Company's category.

YEAR 2000 ISSUES

Many computer programs use only two digits to identify entries in the date code field. If not corrected, these programs may fail or create erroneous results because of the date change in the year 2000.

In 1995, management commenced a comprehensive program to address this problem and ensure that the Company's computer software and hardware will continue to function properly in the year 2000 and thereafter. Internal and external costs in connection with this program, currently estimated at a total of $9 million over a three-year period, are not anticipated to materially impact the Company's operations. However, even though the Company's planned software modifications and system upgrades should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. The Company's program includes the identification of third-party service providers, customers and other external parties upon which the Company relies or with whom the Company must interface on mission critical systems or applications. The program also includes determination of and coordination with the compliance efforts of such external parties on year 2000 issues. There is no assurance that the failure of any such external party to resolve its year 2000 issues would not have an adverse effect on the Company.

The Company has completed the awareness and assessment phase of its plan to be ready for the year 2000. The Company is well underway with its renovation efforts and is well into testing its mission critical systems. Testing for individual mission critical systems is scheduled to be substantially completed by the end of 1998, with integration testing to occur during 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain matters contained in this Item 3 are forward-looking statements that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in the forward-looking statements. See Item 2 above for a discussion of the factors that could cause or contribute to such differences.

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

The net interest income of the Company is subject to interest rate risk to the extent the Company's interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could also reduce net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers' propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage loans depending on the interest rate environment.

The Asset/Liability Committees of each of the Company's subsidiary companies are responsible for managing interest rate risk. Oversight for the Company taken as a whole and individual subsidiary companies is also provided by the Treasury & Investment Division and the Asset/Liability Committee of the Bank. The frequency of the various Asset/Liability Committee meetings range from weekly to monthly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to its Board of Directors. Other than loans that are originated and held for sale, the Company does not enter into derivatives and other financial instruments for trading purposes.

The Company's exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix -- including by increasing or decreasing the amounts of fixed and/or variable instruments held by the Company -- to adjust sensitivity to interest rate changes) and/or utilizing off-balance sheet instruments such as interest rate swaps, caps or floors.

The Company models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held constant and then subjected to interest rate shocks up and down of 100 and 200 basis points each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., loans which permit the borrower to prepay the principal balance of the loan prior to maturity without penalty). Off-balance sheet instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a "flat rate scenario") to determine the level of interest rate risk at that time.

The Company continues to monitor the projected impact of increases and decreases in interest rates on the Company's net interest income. Exposure remains well within board approved limits.

SIGNIFICANT ASSUMPTIONS UTILIZED AND INHERENT LIMITATIONS

The significant net interest income changes for each interest rate scenario include assumptions based on accelerating or decelerating mortgage prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers' behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be predicted with certainty (e.g., prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

As with any model for analyzing interest rate risk, certain limitations are inherent in the method of analysis presented above. For example, the actual impact on net interest income due to certain interest rate shocks may differ from those projected should market conditions vary from assumptions used in the analysis. Furthermore, the analysis does not consider the effects of a changed level of overall economic activity that could exist in certain interest rate environments. Moreover, the method of analysis used does not take into account the actions that management might take to respond to changes in interest rates because of inherent difficulties in determining the likelihood or impact of any such response.

At March 31, 1998, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 36) and "Notes to Financial Statements" (page 47) in the Financial Review section of the Company's Annual Report 1997.


                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  Exhibit 12 Statement regarding computation of ratios.

                  Exhibit 27 Financial data schedule.

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST HAWAIIAN, INC.
                                             (REGISTRANT)



Date         May 11, 1998                By        /s/ HOWARD H. KARR
     ---------------------------         -------------------------------------
                                                     HOWARD H. KARR
                                                EXECUTIVE VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER
                                                     AND TREASURER
                                              (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                                 DESCRIPTION
       ------                                 -----------
         12           Statement regarding computation of ratios.

         27           Financial data schedule.