Form 10-Q
period 1998-06-30
FIRST HAWAIIAN INC
filed 1998-08-14
CIK 36377

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from............to....................

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



       The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998 was:

            Class                                                Outstanding
-----------------------------                                 -----------------
Common Stock, $5.00 Par Value                                 31,142,560 Shares


================================================================================

PART I.        FINANCIAL INFORMATION


                                                                                          Page
                                                                                          ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 1998, December 31, 1997
               and June 30, 1997                                                           2
         Consolidated Statements of Income for the quarter and six months ended
               June 30, 1998 and 1997                                                      3
         Consolidated Statements of Cash Flows for the six months ended
               June 30, 1998 and 1997                                                      4
         Consolidated Statements of Changes in Stockholders' Equity for the six
               months ended June 30, 1998 and 1997                                         5
         Notes to Consolidated Financial Statements                                      5 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                8 - 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    22 - 23

PART II.       OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                              24

Item 6.  Exhibits and Reports on Form 8-K                                                 25

SIGNATURES                                                                                26

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                   JUNE 30,        December 31,      June 30,
                                                     1998             1997             1997
                                                 -----------       -----------       -----------
                                                                 (in thousands)
ASSETS
Interest-bearing deposits in other banks         $   216,748       $   137,930       $    55,130
Federal funds sold and securities purchased
    under agreements to resell                       141,000           134,274            45,000
Available-for-sale investment securities             715,600           778,124           893,886
Loans:
    Loans                                          6,304,829         6,238,681         6,031,552
    Less allowance for loan losses                    85,749            82,596            84,189
                                                 -----------       -----------       -----------
Net loans                                          6,219,080         6,156,085         5,947,363
                                                 -----------       -----------       -----------
Total earning assets                               7,292,428         7,206,413         6,941,379
Cash and due from banks                              278,458           282,905           278,812
Premises and equipment                               238,275           245,999           245,388
Customers' acceptance liability                          746               867             1,498
Core deposit premium                                  23,501            25,347            27,270
Goodwill                                              94,304            96,030            98,438
Other assets                                         243,552           235,531           222,503
                                                 -----------       -----------       -----------
TOTAL ASSETS                                     $ 8,171,264       $ 8,093,092       $ 7,815,288
                                                 ===========       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                   $   844,961       $   823,302       $   875,316
    Interest-bearing demand                        1,543,386         1,494,379         1,305,002
    Savings                                        1,014,166           986,895         1,038,398
    Time                                           2,509,759         2,490,915         2,356,169
    Foreign                                          286,055           293,709           300,961
                                                 -----------       -----------       -----------
Total deposits                                     6,198,327         6,089,200         5,875,846
                                                 -----------       -----------       -----------
Short-term borrowings                                635,670           721,865           766,019
Acceptances outstanding                                  746               867             1,498
Other liabilities                                    267,155           230,723           166,337
Long-term debt                                       214,725           218,736           176,737
Guaranteed preferred beneficial interests
    in Company's junior subordinated
    debentures                                       100,000           100,000           100,000
                                                 -----------       -----------       -----------
TOTAL LIABILITIES                                  7,416,623         7,361,391         7,086,437
                                                 -----------       -----------       -----------
Stockholders' equity:
    Preferred stock                                       --                --                --
    Common stock                                     165,952           165,952           165,952
    Surplus                                          148,168           148,165           148,180
    Retained earnings                                497,246           473,659           451,771
    Accumulated other comprehensive income             6,295              (241)              827
    Treasury stock                                   (63,020)          (55,834)          (37,879)
                                                 -----------       -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                           754,641           731,701           728,851
                                                 -----------       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 8,171,264       $ 8,093,092       $ 7,815,288
                                                 ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                      QUARTER ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------      -------------------------------
                                                     1998               1997              1998               1997
                                                 ------------      ------------      ------------       ------------
                                                             (in thousands, except shares and per share data)
INTEREST INCOME
Interest and fees on loans                       $    131,433      $    126,701      $    261,379       $    248,253
Lease financing income                                  4,287             4,466             9,174              7,697
Interest on investment securities:
    Taxable interest income                            11,829            15,881            24,349             33,406
    Exempt from Federal income taxes                       25               190                50                422
Other interest income                                   5,020             2,215             8,965              5,070
                                                 ------------      ------------      ------------       ------------
    Total interest income                             152,594           149,453           303,917            294,848
                                                 ------------      ------------      ------------       ------------
INTEREST EXPENSE
Deposits                                               51,798            48,606           102,831             95,813
Short-term borrowings                                   8,756            11,400            17,863             23,404
Long-term debt                                          5,591             3,790            11,196              7,460
                                                 ------------      ------------      ------------       ------------
    Total interest expense                             66,145            63,796           131,890            126,677
                                                 ------------      ------------      ------------       ------------
    Net interest income                                86,449            85,657           172,027            168,171
Provision for loan losses                               7,516             4,261            11,912              8,013
                                                 ------------      ------------      ------------       ------------
    Net interest income after provision for
       loan losses                                     78,933            81,396           160,115            160,158
                                                 ------------      ------------      ------------       ------------
NONINTEREST INCOME
Trust and investment services income                    6,258             6,143            13,427             12,898
Service charges on deposit accounts                     7,419             7,221            14,691             14,018
Other service charges and fees                          7,933             7,279            16,298             14,842
Securities gains (losses), net                             --               221                (5)               219
Other                                                   9,610             5,497            12,416              8,238
                                                 ------------      ------------      ------------       ------------
    Total noninterest income                           31,220            26,361            56,827             50,215
                                                 ------------      ------------      ------------       ------------
NONINTEREST EXPENSE
Salaries and wages                                     27,847            28,533            55,371             57,235
Employee benefits                                       7,345             9,023            15,301             17,731
Occupancy expense                                       9,772             9,516            19,531             20,141
Equipment expense                                       6,675             6,484            13,121             12,570
Other                                                  24,583            21,309            46,535             40,198
                                                 ------------      ------------      ------------       ------------
    Total noninterest expense                          76,222            74,865           149,859            147,875
                                                 ------------      ------------      ------------       ------------
    Income before income taxes                         33,931            32,892            67,083             62,498
Income taxes                                           12,263            10,627            24,187             19,717
                                                 ------------      ------------      ------------       ------------
NET INCOME                                       $     21,668      $     22,265      $     42,896       $     42,781
                                                 ============      ============      ============       ============

PER SHARE DATA:
  BASIC EARNINGS                                 $        .70      $        .70      $       1.38       $       1.35
                                                 ============      ============      ============       ============
  DILUTED EARNINGS                               $        .69      $        .70      $       1.37       $       1.34
                                                 ============      ============      ============       ============
  CASH DIVIDENDS                                 $        .31      $        .31      $        .62       $        .62
                                                 ============      ============      ============       ============

AVERAGE SHARES OUTSTANDING                         31,143,766        31,789,800        31,162,875         31,782,666
                                                 ============      ============      ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ---------       ---------
                                                                                (in thousands)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                            $ 282,905       $ 333,511
                                                                          ---------       ---------
Cash flows from operating activities:
  Net income                                                                 42,896          42,781
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                              11,912           8,013
      Net gain on sale of assets                                             (6,022)         (2,500)
      Depreciation and amortization                                          16,511          15,816
      Income taxes                                                           19,828           8,163
      Decrease (increase) in interest receivable                             (2,867)          2,179
      Increase (decrease) in interest payable                                 1,408          (1,759)
      Decrease in prepaid expenses                                            2,131           5,267
      Other                                                                   6,173         (35,530)
                                                                          ---------       ---------
Net cash provided by operating activities                                    91,970          42,430
                                                                          ---------       ---------
Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits
    in other banks                                                          (78,818)         15,000
  Net decrease (increase) in Federal funds sold and
    securities purchased under agreements to resell                          (6,726)        103,370
  Purchase of available-for-sale investment securities                     (156,476)       (128,309)
  Proceeds from sale of available-for-sale
    investment securities                                                        --         186,357
  Proceeds from maturity of available-for-sale
    investment securities                                                   229,852         187,087
  Net increase in loans to customers                                        (88,912)       (242,801)
  Proceeds from sale of assets                                               11,402           2,500
  Capital expenditures                                                       (6,920)        (10,624)
  Other                                                                       7,751         (37,510)
                                                                          ---------       ---------
Net cash provided by (used in) investing activities                         (88,847)         75,070
                                                                          ---------       ---------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                       109,127         (60,862)
  Net decrease in short-term borrowings                                     (90,195)       (173,541)
  Proceeds from (payments on) long-term debt, net                               (10)         80,994
  Cash dividends paid                                                       (19,309)        (19,703)
  Issuance (repurchase) of treasury stock, net                               (7,183)            913
                                                                          ---------       ---------
Net cash used in financing activities                                        (7,570)       (172,199)
                                                                          ---------       ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                  $ 278,458       $ 278,812
                                                                          =========       =========

Supplemental disclosures:
  Interest paid                                                           $ 130,482       $ 128,436
                                                                          =========       =========
  Income taxes paid                                                       $   4,359       $  11,554
                                                                          =========       =========
Supplemental schedule of noncash investing and financing activities:
  Loans converted into other real estate owned                            $   6,203       $   5,277
                                                                          =========       =========
  Loans made to facilitate the sale of other real estate owned            $     958       $     366
                                                                          =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                                         Accumulated
                                                                                            Other
                                            Common                        Retained      Comprehensive      Treasury
                                             Stock         Surplus        Earnings         Income           Stock           Total
                                           ---------      ---------       ---------       ---------       ---------       ---------
                                                                  (in thousands, except per share data)

Balance, December 31, 1997                 $ 165,952      $ 148,165       $ 473,659       $    (241)      $ (55,834)      $ 731,701
Comprehensive income:
    Net income                                    --             --          42,896              --              --          42,896
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                  --             --              --           6,536              --           6,536
                                           ---------      ---------       ---------       ---------       ---------       ---------
    Comprehensive income                          --             --          42,896           6,536              --          49,432
                                           ---------      ---------       ---------       ---------       ---------       ---------
Purchase of treasury stock                        --             --              --              --          (7,342)         (7,342)
Cash dividends ($.62 per share)                   --             --         (19,309)             --              --         (19,309)
Incentive Plan for Key Executives                 --              3              --              --             156             159
                                           ---------      ---------       ---------       ---------       ---------       ---------
BALANCE, JUNE 30, 1998                     $ 165,952      $ 148,168       $ 497,246       $   6,295       $ (63,020)      $ 754,641
                                           =========      =========       =========       =========       =========       =========

Balance, December 31, 1996                 $ 165,952      $ 148,196       $ 428,693       $   1,850       $ (38,807)      $ 705,884
Comprehensive income:
    Net income                                    --             --          42,781              --              --          42,781
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                  --             --              --          (1,023)             --          (1,023)
                                           ---------      ---------       ---------       ---------       ---------       ---------
    Comprehensive income                          --             --          42,781          (1,023)             --          41,758
                                           ---------      ---------       ---------       ---------       ---------       ---------
Cash dividends ($.62 per share)                   --             --         (19,703)             --              --         (19,703)
Incentive Plan for Key Executives                 --            (16)             --              --             928             912
                                           ---------      ---------       ---------       ---------       ---------       ---------
Balance, June 30, 1997                     $ 165,952      $ 148,180       $ 451,771       $     827       $ (37,879)      $ 728,851
                                           =========      =========       =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of First Hawaiian, Inc. and Subsidiaries (collectively the "Company") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of significant accounting policies:

    CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. ("FHI") and its wholly-owned subsidiaries: First Hawaiian Bank and its wholly-owned subsidiaries (the "Bank"); Pacific One Bank ("Pacific One"); FHL Lease Holding Company, Inc.; First Hawaiian Capital I (of which FHI owns all the common securities); and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

    RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements for 1997 have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

2.  NEW PRONOUNCEMENTS

    The provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that were deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 - An Amendment of FASB Statement No. 125," became effective as to repurchase agreements, dollar rolls, securities lending and certain other transactions after December 31, 1997. The Company requires delivery of collateral or other security as a condition to entering into repurchase or reverse-repurchase transactions. With respect to reverse-repurchase transactions, the Company does not take control of the related collateral. Accordingly, the Company does not record the collateral along with the obligation to return such collateral in its Consolidated Balance Sheets. The Company has not relinquished control of any securities transferred in repurchase transactions for the six month period ended June 30, 1998, and the Company has not recorded the collateral transfer or a receivable from the applicable counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income (defined therein to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments, as well as certain other items not included in the income statement). The Company's Consolidated Statements of Changes in Stockholders' Equity have been reformatted and restated for the prior periods in compliance with SFAS No. 130.

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for the year ending December 31, 1998. SFAS No. 131 requires selected information about operating segments in interim financial statements beginning in 1999. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardized the disclosure requirements for pensions and other post-retirement benefits. The Company plans to implement SFAS No. 132 (which does not change existing measurement or recognition standards) in its consolidated financial statements for the year ending December 31, 1998. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

3.  EARNINGS PER SHARE

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

    The following is a reconciliation of the numerators and denominators of the Company's basic and diluted earnings per share:

                                                                    Quarter Ended June 30,
                                       -------------------------------------------------------------------------------------
                                                         1998                                       1997
                                       -----------------------------------------   -----------------------------------------
                                          Income          Shares       Per Share     Income          Shares        Per Share
                                       (Numerator)     (Denominator)    Amount     (Numerator)    (Denominator)     Amount
                                       -----------      -----------    ---------   -----------     ------------    ---------
                                                      (in thousands, except number of shares and per share data)
Basic:
    Net income                         $    21,668       31,143,766      $.70      $    22,265       31,789,800      $.70
Effect of dilutive securities -
    Stock incentive
      plan options                              --          190,632        --               --           94,651        --
                                       -----------      -----------      ----      -----------      -----------      ----
Diluted:
    Net income and
      assumed conversions                  $21,668       31,334,398      $.69      $    22,265       31,884,451      $.70
                                       ===========      ===========      ====      ===========      ===========      ====


                                                                    Six Months Ended June 30,
                                       -------------------------------------------------------------------------------------
                                                         1998                                       1997
                                       -----------------------------------------   -----------------------------------------
                                          Income          Shares       Per Share     Income          Shares        Per Share
                                       (Numerator)     (Denominator)    Amount     (Numerator)    (Denominator)     Amount
                                       -----------      -----------    ---------   -----------     ------------    ---------
                                                      (in thousands, except number of shares and per share data)
Basic:
    Net income                         $    42,896       31,162,875      $1.38      $    42,781       31,782,666      $1.35
Effect of dilutive securities -
    Stock incentive
      plan options                              --          190,545         --               --           96,405         --
                                       -----------      -----------      -----      -----------      -----------      -----
Diluted:
    Net income and
      assumed conversions                  $42,896       31,353,420      $1.37      $    42,781       31,879,071      $1.34
                                       ===========      ===========      =====      ===========      ===========      =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


4.  IMPAIRED LOANS

    The following table summarizes impaired loan information as of and for the six months ended June 30, 1998 and 1997 and as of and for the year ended December 31, 1997:

                                                       JUNE 30, 1998     December 31, 1997      June 30, 1997
                                                       -------------     -----------------      -------------
                                                                          (in thousands)
        Impaired loans                                    $ 74,688            $ 74,751            $101,705
        Impaired loans with related allowance for loan
           losses calculated under SFAS No. 114           $ 51,547            $ 38,278            $ 67,195
        Total allowance for impaired loans                $ 13,176            $  9,257            $ 10,603
        Average impaired loans                            $ 75,491            $ 90,901            $ 98,859
        Interest income recorded during the period        $    498            $    835            $    542

    Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

5.  MERGER AGREEMENT WITH BANCWEST CORPORATION

    On May 28, 1998, FHI signed a definitive agreement for the merger of BancWest Corporation ("BancWest"), parent company of Bank of the West, with and into FHI, which will be the surviving corporation. The surviving corporation will change its name to "BancWest Corporation." BancWest is wholly-owned by Banque Nationale de Paris ("BNP"), France's second largest banking group with more than $300 billion in assets. BNP will receive approximately 25.9 million shares of the surviving corporation's Class A Common Stock (representing approximately 45% of the voting stock) valued at approximately $962.6 million. The transaction is subject to, among other things, regulatory and stockholder approval, is expected to be completed during the fourth quarter of 1998, and will be accounted for using the purchase method of accounting.

    Bank of the West, headquartered in San Francisco, is California's fifth largest bank with approximately $5.8 billion in assets and 105 branches in 21 counties in Northern and Central California. The new combined BancWest Corporation will have more than 200 branches in the states of Hawaii, California, Oregon, Washington, Idaho, the territory of Guam and Saipan.

6.  SUBSIDIARY MERGERS

    On April 18, 1997, Pioneer Federal Savings Bank ("Pioneer"), a wholly-owned subsidiary of FHI, was merged with and into the Bank. Five Pioneer branches became branches of the Bank and 14 branches were closed in connection with the merger.

    On December 31, 1997, Pacific One Bank, National Association ("Pacific One, N.A."), a wholly-owned subsidiary of FHI, was merged with and into Pacific One. The eight branches of Pacific One, N.A., all of which are located in the State of Washington, became branches of Pacific One.

    On June 19, 1998, First Hawaiian Creditcorp, Inc. ("Creditcorp"), a wholly-owned subsidiary of FHI, was merged with and into the Bank. All 13 Creditcorp branches were closed in connection with the merger.

7.  FIRST HAWAIIAN CAPITAL I

    First Hawaiian Capital I is a Delaware business trust (the "Trust") which was formed in 1997. The Trust issued $100,000,000 of its capital securities (the "Capital Securities") in 1997, and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures (the "Debentures") of FHI. In addition, the Trust also purchased $3,093,000 of Debentures in connection with the acquisition by FHI of common securities of the Trust. The Debentures (aggregate principal amount $103,093,000) are the sole assets of the Trust. The Capital Securities qualify as Tier 1 capital of FHI and are fully and unconditionally guaranteed by FHI.

    The Capital Securities accrue and pay interest (which payment may be deferred pursuant to the terms of the Capital Securities) semi-annually at an annual interest rate of 8.343%. The Capital Securities are mandatorily redeemable upon maturity of the Debentures on July 1, 2027, or upon earlier redemption in whole or in part as provided for in the governing indenture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained herein are forward-looking statements that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values; (3) credit risks inherent in the lending processes; (4) loan and deposit demand in the geographic regions in which the Company conducts business; (5) the impact of intense competition in the rapidly evolving banking and financial services business; (6) the effect of current and pending government legislation and regulations; (7) the extensive regulation of the Company's business at both the federal and state levels; (8) whether expected cost savings from the pending merger with BancWest discussed below are realized within expected time frames;
(9) whether revenues following the merger with BancWest are lower than expected or deposit attrition, operating costs or customer loss and business disruption following the merger may be greater than expected; (10) whether costs or difficulties related to the integration of the businesses of the Company and BancWest are greater than expected; (11) unforeseen costs and/or complications relating to the Company's year 2000 compliance efforts discussed below; and
(12) other matters discussed below.

The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


PENDING MERGER

On May 28, 1998, FHI signed a definitive agreement for the merger of BancWest Corporation ("BancWest") with and into FHI, which will be the surviving corporation. The surviving corporation will change its name to "BancWest Corporation." BancWest is wholly-owned by Banque Nationale de Paris ("BNP"), France's second largest banking group with more than $300 billion in assets. BNP will receive approximately 25.9 million shares of the surviving corporation's Class A Common Stock (representing approximately 45% of the voting stock) valued at approximately $962.6 million. The transaction is subject to, among other things, regulatory and stockholder approval, is expected to be completed during the fourth quarter of 1998, and will be accounted for using the purchase method of accounting.

Although no assurance can be given either that any specific level of cost savings will be achieved or as to the timing thereof, FHI currently expects the surviving corporation to achieve approximately $23.2 million and $41.0 million in pre-tax annual cost savings in 1999 and 2000, respectively, as a result of the merger. The cost savings are expected to be derived principally by merging Pacific One with Bank of the West, integrating data processing and back-office operations (in particular, eliminating vendor costs relating to BancWest's current outsourcing of back-office processing), eliminating duplicative operations and consolidating certain retail and wholesale operations.

It is also estimated that a one-time pre-tax restructuring charge of approximately $67.0 million will be incurred upon consummation of the merger principally as a result of employee separations, elimination of duplicative facilities, employee relocations, and losses on asset impairments and dispositions of assets. A portion of this restructuring charge relates to exiting certain activities of Bank of the West that will be reflected as a purchase price adjustment rather than a charge to earnings.

The finalization of these plans could result in material changes to the estimates discussed herein.

The Company also expects that the surviving corporation will be able to generate increased revenues as a result of the merger. The Company expects that pre-tax revenue enhancements will be approximately $6.3 million in 1999 and approximately $9.8 million in 2000. The Company expects to achieve these results, in part, from potential cross-selling of products and services to the commercial and consumer customer bases of the combined company. Whether these anticipated benefits are ultimately achieved will depend on a number of factors, including the ability of the surviving corporation to successfully integrate the businesses of the Company and BancWest.

For further information on the merger, see the Company's Reports on Form 8-K dated May 28, 1998.

NET INCOME

The Company recorded consolidated net income for the first six months of 1998 of $42,896,000, an increase of $115,000, or .3%, over the first six months of 1997. For the second quarter of 1998, the consolidated net income of $21,668,000 represented a $597,000, or 2.7%, decrease compared to the same quarter in 1997. The modest increase in consolidated net income for the first six months and decrease in the second quarter of 1998 reflect the continuing effects of the sluggish economy in Hawaii.

Basic and diluted earnings per share for the first six months of 1998 were $1.38 and $1.37, respectively, represent increases of 2.2% over the same period in 1997. Basic earnings per share for the second quarter of 1998 remained flat at $.70 and diluted earnings per share decreased $.01, or 1.4%, to $.69, in each case as compared to the same period in 1997. The percentage increases in consolidated net income on a per share basis were greater than the percentage changes in consolidated net income because the acquisition of shares under the Company's stock repurchase program, pursuant to which the Company is authorized to repurchase up to 3.1 million shares of the Company's common stock (of which 1.8 million shares were repurchased through June 30, 1998), resulted in a lower average number of outstanding shares in 1998 as compared to 1997.

Basic and diluted cash earnings per share (defined as earnings per share in accordance with generally accepted accounting principles plus after-tax amortization of intangibles that are deducted from regulatory capital for risk-based purposes) for the first six months of 1998 were $1.48 and $1.47, respectively, represent increases of 2.8%, over the same period in 1997. Basic cash earnings per share for the second quarter of 1998 remained flat at $.74 and diluted earnings per share decreased $.01, or 1.4%, to $.75, in each case as compared to the same period in 1997.

On an annualized basis, the Company's return on average total assets for the first six months of 1998 was 1.07%, a decrease of .9% compared to the same period in 1997, and its return on average stockholders' equity was 11.73%, a decrease of 2.7% compared to the same period in 1997.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $3,517,000, or 2.1%, to $172,102,000 for the first six months of 1998 from $168,585,000 for the same period in 1997. The increase in net interest income for the first six months of 1998 over the same period in 1997 was primarily due to an increase in average earning assets of $125,489,000, or 1.8%, and a 2 basis point (1% equals 100 basis points) increase in the net interest margin from 4.75% in 1997 to 4.77% in 1998. The increase in the net interest margin was primarily attributable to an increase of 9 basis points in the yield on average earning assets for the six months of 1998 over the same period in 1997, principally as a result of the partial liquidation of lower-yielding investment securities held by the Company. The Company used the proceeds from the partial liquidation to reduce its short-term borrowings and to fund higher-yielding loans. The increase in the yield on average earning assets was partially offset by an increase of 8 basis points in the rate paid on funding sources for the first six months of 1998 over the same period in 1997. The increase in the rate paid on funding sources reflects, among other things, the issuance by First Hawaiian Capital I of $100,000,000 aggregate liquidation amount of its capital securities (the "Capital Securities") in June 1997 and a decrease in average noninterest-bearing demand deposits of $22,330,000, or 2.7%.

Net interest income increased $621,000, or .7%, to $86,461,000 for the second quarter of 1998 from $85,840,000 for the same period in 1997. The increase in net interest income for the second quarter of 1998 over the same period in 1997 was primarily due to an increase in average earning assets of $196,057,000, or 2.8%, partially offset by a 9 basis point decrease in the net interest margin from 4.83% in 1997 to 4.74% in 1998. The decrease in the net interest margin for the second quarter of 1998 was primarily attributable to a decrease in the yield on average earning assets of 6 basis points and an increase in the rate paid on funding sources of 3 basis points compared to the same period in 1997. The decrease on the yield on average earning assets was attributable to the lower yields earned on commercial, financial and agricultural and consumer loans and lease financing. As previously discussed, the increase in the rate paid on funding sources reflects, among other things, the issuance of the Capital Securities in June 1997.

Average earning assets increased by $125,489,000, or 1.8%, and $196,057,000 or 2.8%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997, primarily due to higher levels of interest-bearing deposits in other banks and loans. The increase was partially offset by the partial liquidation of investment securities in connection with the merger of the Bank and Pioneer in April 1997 and a change in the collateral requirements for state and local government funds.

Average loans for the first six months and second quarter of 1998 increased by $313,097,000, or 5.3%, and $274,354,000, or 4.6%, respectively, over the same periods in 1997. The mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have resulted in growth in the Company's banking operations in the Pacific Northwest, automobile financing in California and Oregon and credit extensions to companies in the media and telecommunications industry located on the mainland United States. In addition, the proposed merger with BancWest will further enhance this loan diversification strategy. Finally, the mix of average earning assets continues to change, with average loans representing 85.6% and 85.4% of average earning assets for the first six months and second quarter of 1998, respectively, as compared to 82.8% and 83.9%, respectively, for the same periods in 1997.

Average interest-bearing deposits and liabilities increased by $112,247,000, or 1.8%, and $150,365,000, or 2.4%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997. The increase was primarily due to the issuance of the Capital Securities and an increase in deposits of $253,578,000, or 5.0%, and $273,792,000, or 5.4%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997, primarily from a shifting of public funds from repurchase agreements to deposits. The increase was partially offset by a decrease in short-term borrowings that were repaid using proceeds received from the partial liquidation of the investment securities portfolio described above.

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

                                                                   QUARTER ENDED JUNE 30,
                                      -------------------------------------------------------------------------------
                                                           1998                                     1997
                                      --------------------------------------      -----------------------------------
                                                       INTEREST                                   Interest
                                       AVERAGE          INCOME/      YIELD/        Average        Income/     Yield/
         ASSETS                        BALANCE         EXPENSE      RATE (1)       Balance        Expense    Rate (1)
                                      ---------        ---------    --------      ---------      ---------   --------
                                                                    (dollars in thousands)
Earning assets:
   Interest-bearing deposits
       in other banks                 $  178,476      $    2,646       5.95%      $   33,310      $   488      5.88%
   Federal funds sold and
       securities purchased
       under agreements to
       resell                            175,756           2,374       5.42          129,933        1,727      5.33
   Available-for-sale
       investment securities (2)         718,370          11,868       6.63          987,656       16,166      6.57
   Loans (3) (4)                       6,250,315         135,719       8.71        5,975,961      131,255      8.81
                                      ----------      ----------                  ----------      -------

       Total earning assets            7,322,917         152,607       8.36        7,126,860      149,636      8.42
                                                      ----------                                  -------
Nonearning assets                        802,840                                     794,886
                                      ----------                                  ----------

       Total assets                   $8,125,757                                  $7,921,746
                                      ==========                                  ==========

                                                                SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------------------------------------
                                                  1998                                 1997
                                      ----------------------------------   ----------------------------------
                                                     INTEREST                           Interest
                                       AVERAGE       INCOME/     YIELD/     Average      Income/      Yield/
         ASSETS                        BALANCE       EXPENSE    RATE (1)    Balance      Expense     Rate (1)
                                      ---------     ---------   --------   --------     ---------    --------
                                                               (dollars in thousands)

Earning assets:
   Interest-bearing deposits
       in other banks                $  156,733     $   4,724    6.08%   $   44,381   $    1,250      5.68%
   Federal funds sold and
       securities purchased
       under agreements to
       resell                           158,674         4,241    5.39       143,780        3,820       5.36
   Available-for-sale
       investment securities (2)        730,484        24,426    6.74     1,045,338       34,040       6.57
   Loans (3) (4)                      6,231,227       270,601    8.76     5,918,130      256,152       8.73
                                     ----------      --------            ----------    ---------

       Total earning assets           7,277,118       303,992    8.42     7,151,629      295,262       8.33
                                                     --------                          ---------
Nonearning assets                       792,508                             805,324
                                     ----------                           ---------

       Total assets                  $8,069,626                         $ 7,956,953
                                     ==========                         ===========



(1) Annualized.

(2) Average balances exclude the effects of fair value adjustments.

(3) Nonaccruing loans have been included in the computations of average loan balances.

(4) Interest income for loans included loan fees of $6,555 and $13,542 for the quarter and six months ended June 30, 1998, respectively, and $6,109 and $11,981 for the quarter and six months ended June 30, 1997, respectively.




                                                               QUARTER ENDED JUNE 30,
                                    ---------------------------------------------------------------------------
                                                     1998                                     1997
                                    -----------------------------------   -------------------------------------
                                                   INTEREST                               Interest
      LIABILITIES AND                AVERAGE        INCOME/     YIELD/      Average        Income/      Yield/
STOCKHOLDERS' EQUITY                 BALANCE        EXPENSE    RATE (1)     Balance        Expense     Rate (1)
                                    ---------      ---------   --------   ----------      ---------    --------
                                                               (dollars in thousands)
Interest-bearing deposits
   and liabilities:

   Deposits                        $5,316,899      $   51,798     3.91%   $5,043,107      $   48,606      3.87%
   Short-term borrowings              669,174           8,756     5.25       876,569          11,400      5.22
   Long-term debt and
       capital securities             316,893           5,591     7.08       232,925           3,790      6.53
                                   ----------      ----------             ----------      ----------

       Total interest-bearing
            deposits and
            liabilities             6,302,966          66,145     4.21     6,152,601          63,796      4.16
                                                       ------     ----                    ----------      ----

       Interest rate spread                                       4.15%                                   4.26%
                                                                  ====                                    ====

Noninterest-bearing demand
   deposits                           832,415                                820,493
Other liabilities                     246,122                                227,567
                                   ----------                             ----------

       Total liabilities            7,381,503                              7,200,661

Stockholders' equity                  744,254                                721,085
                                   ----------                             ----------

       Total liabilities and
            stockholders' equity   $8,125,757                             $7,921,746
                                   ==========                             ==========

       Net interest income
            and margin on
            earning assets                             86,462     4.74%                       85,840      4.83%
                                                                  ====                                    ====

Tax equivalent adjustment                                  13                                    183
                                                   ----------                             ----------

       Net interest income                         $   86,449                             $   85,657
                                                   ==========                             ==========

(1) Annualized.





                                                                   SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------------------------------
                                                         1998                                     1997
                                        --------------------------------------     ----------------------------------
                                                         INTEREST                               Interest
      LIABILITIES AND                    AVERAGE          INCOME/      YIELD/      Average       Income/      Yield/
STOCKHOLDERS' EQUITY                     BALANCE          EXPENSE     RATE (1)     Balance       Expense     Rate (1)
                                        ---------        ---------    --------    ---------     ---------    --------
                                                                     (dollars in thousands)
Interest-bearing deposits
   and liabilities:

   Deposits                             $5,277,947      $  102,831       3.93%   $5,024,369      $   95,813    3.85%
   Short-term borrowings                   679,356          17,863       5.30       910,664          23,404    5.18
   Long-term debt and
       capital securities                  317,437          11,196       7.11       227,460           7,460    6.61
                                        ----------      ----------               ----------      ---------

       Total interest-bearing
            deposits and
            liabilities                  6,274,740         131,890       4.24     6,162,493         126,677    4.15
                                                        ----------       ----                    ----------    ----

       Interest rate spread                                              4.18%                                 4.18%
                                                                         ====                                  ====

Noninterest-bearing demand
   deposits                                819,631                                  841,961
Other liabilities                          237,524                                  237,011
                                        ----------                               ----------

       Total liabilities                 7,331,895                                7,241,465

Stockholders' equity                       737,731                                  715,488
                                        ----------                               ----------

       Total liabilities and
            stockholders' equity        $8,069,626                               $7,956,953
                                        ==========                               ==========

       Net interest income
            and margin on
            earning assets                                 172,102       4.77%                      168,585    4.75%
                                                                         ====                                  ====

Tax equivalent adjustment                                       75                                      414
                                                        ----------                               ----------

       Net interest income                              $  172,027                               $  168,171
                                                        ==========                               ==========

(1) Annualized.


AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                 JUNE 30,         December 31,         June 30,
                                   1998               1997               1997
                               ----------          ----------         ----------
                                                (in thousands)

        Amortized cost         $  705,103          $  778,528         $  892,507

        Unrealized gains           10,554               1,021              1,641

        Unrealized losses             (57)             (1,425)              (262)
                               ----------          ----------         ----------

        Fair value             $  715,600          $  778,124         $  893,886
                               ==========          ==========         ==========


Gross realized gains and losses for the six months ended June 30, 1998 and 1997 were as follows:

                                         1998               1997
                                       --------           --------
                                               (in thousands)

        Realized gains                 $     --           $    992

        Realized losses                      (5)              (773)
                                       --------           --------

        Securities gains (losses), net $     (5)          $    219
                                       ========           ========

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at June 30, 1998, December 31, 1997 and June 30, 1997:

                                                            JUNE 30, 1998           December 31, 1997            June 30, 1997
                                                      -----------------------    -----------------------    -----------------------
                                                        AMOUNT            %         Amount          %          Amount          %
                                                      ----------      -------    ----------      -------    ----------      -------
                                                                                   (dollars in thousands)

Commercial, financial and agricultural                $1,624,529         25.8%   $1,582,698         25.4%   $1,525,979         25.3%

Real estate:
        Commercial                                     1,254,752         19.9     1,193,538         19.1     1,225,602         20.3
        Construction                                     163,078          2.6       166,482          2.7       167,230          2.8
        Residential:
            Insured, guaranteed or
                 conventional                          1,382,921         21.9     1,486,887         23.8     1,475,858         24.5
            Home equity credit lines                     427,620          6.8       457,724          7.4       462,839          7.6
                                                      ----------      -------    ----------      -------    ----------      -------

            Total real estate loans                    3,228,371         51.2     3,304,631         53.0     3,331,529         55.2
                                                      ----------      -------    ----------      -------    ----------      -------

Consumer                                                 724,002         11.5       678,984         10.9       589,842          9.8
Lease financing                                          345,576          5.5       333,270          5.3       278,046          4.6
Foreign                                                  382,351          6.0       339,098          5.4       306,156          5.1
                                                      ----------      -------    ----------      -------    ----------      -------

            Total loans                                6,304,829        100.0%    6,238,681        100.0%    6,031,552        100.0%
                                                                      =======                    =======                    =======

Less allowance for loan losses                            85,749                     82,596                     84,189
                                                      ----------                  ---------                  ---------

            Total net loans                           $6,219,080                 $6,156,085                 $5,947,363
                                                      ==========                 ==========                 ==========

Total loans to:
        Total assets                                                     77.2%                      77.1%                      77.2%
        Total earning assets                                             86.5%                      86.6%                      86.9%
        Total deposits                                                  101.7%                     102.5%                     102.6%

The loan portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At June 30, 1998, total loans were $6,304,829,000, representing increases of 1.1% and 4.5% over December 31, 1997 and June 30, 1997, respectively.

Commercial, financial and agricultural loans as of June 30, 1998 increased $41,831,000, or 2.6%, over December 31, 1997, and $98,550,000, or 6.5%, over
June 30, 1997. Although the Company continues its efforts to diversify the loan portfolio, both geographically and by industry, overall loan volume in the State of Hawaii continues to decline as a result of the sluggish economy. Credit extensions in the Pacific Northwest and the media and telecommunications industry located on the mainland United States account for the majority of the increase in loan balances and geographic and industry diversification.

Consumer loans as of June 30, 1998 increased $45,018,000, or 6.6%, over December 31, 1997, and $134,160,000, or 22.7%, over June 30, 1997. The increase was primarily due to an increase in direct and indirect automobile financing in California and Oregon.

Lease financing as of June 30, 1998 increased $12,306,000, or 3.7%, over December 31, 1997, and $67,530,000, or 24.3%, over June 30, 1997. The increase was primarily due to an increase in leveraged leases on equipment located on the mainland United States.

The Company's international operations, principally in Guam and Grand Cayman, British West Indies, involve foreign banking and international financing activities, including short-term investments, loans, acceptances, letters of credit financing and international funds transfers. International activities are identified on the basis of the domicile of the applicable customer. Foreign loans as of June 30, 1998, increased $43,253,000, or 12.8%, over December 31, 1997, and $76,195,000, or 24.9%, over June 30, 1997. The increase in foreign loans was primarily due to an increase in loan balances in Guam.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 1998, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

A summary of nonperforming assets at June 30, 1998, December 31, 1997 and June 30, 1997 follows:

                                                                                    JUNE 30,    December 31,    June 30,
                                                                                      1998          1997          1997
                                                                                     -------      -------      -------
                                                                                          (dollars in thousands)
Nonperforming loans:
     Nonaccrual:
         Commercial, financial and agricultural                                     $ 11,348      $ 9,038      $16,380
         Real estate:
             Commercial                                                                5,178        4,590        6,835
             Construction                                                                 --           --        1,878
             Residential:
                Insured, guaranteed, or conventional                                   9,139        6,353        8,761
                Home equity credit lines                                                  90           50           49
                                                                                     -------      -------      -------

                  Total real estate loans                                             14,407       10,993       17,523
                                                                                     -------      -------      -------

         Consumer                                                                         92           --           --
         Lease financing                                                                 121           10           --
         Foreign                                                                         331           --           --
                                                                                     -------      -------      -------

                  Total nonaccrual loans                                              26,299       20,041       33,903
                                                                                     -------      -------      -------

     Restructured:
         Commercial, financial and agricultural                                          579        1,532        2,813
         Real estate:
             Commercial                                                               32,348       30,843       39,129
             Construction                                                                 --           --        1,668
             Residential:
                Insured, guaranteed, or conventional                                   1,116        2,626        1,384
                Home equity credit lines                                                  --          559          559
                                                                                     -------      -------      -------
                  Total real estate loans                                             33,464       34,028       42,740
                                                                                     -------      -------      -------
                  Total restructured loans                                            34,043       35,560       45,553
                                                                                     -------      -------      -------
                  Total nonperforming loans                                           60,342       55,601       79,456

Other real estate owned                                                               25,795       30,760       18,419
                                                                                     -------      -------      -------
                  Total nonperforming assets                                         $86,137      $86,361      $97,875
                                                                                     =======      =======      =======
Past due loans:
     Commercial, financial and agricultural                                          $   982      $ 2,521      $ 6,331
     Real estate:
         Commercial                                                                    3,547          567        4,550
         Residential:
             Insured, guaranteed, or conventional                                     23,489       25,002       12,907
             Home equity credit lines                                                  2,001        2,077        3,048
                                                                                     -------      -------      -------
                  Total real estate loans                                             29,037       27,646       20,505
                                                                                     -------      -------      -------

     Consumer                                                                          3,242        3,589        2,770
     Lease financing                                                                     175           11           52
     Foreign                                                                           1,348           --           --
                                                                                     -------      -------      -------
                  Total past due loans (1)                                           $34,784      $33,767      $29,658
                                                                                     =======      =======      =======

Nonperforming assets to total loans and other real estate owned (end of period):
     Excluding 90 days past due accruing loans                                          1.36%        1.38%        1.62%
     Including 90 days past due accruing loans                                          1.91%        1.92%        2.11%

Nonperforming assets to total assets (end of period):
     Excluding 90 days past due accruing loans                                          1.05%        1.07%        1.25%
     Including 90 days past due accruing loans                                          1.48%        1.48%        1.63%

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

Nonperforming assets decreased from $97,875,000, or 1.62% of total loans and other real estate owned ("OREO"), at June 30, 1997, to $86,137,000, or 1.36% of total loans and OREO, at June 30, 1998. The percentage of nonperforming assets to total assets decreased from 1.25% at June 30, 1997 to 1.05% at June 30, 1998.

The decrease in nonperforming assets of $11,738,000, or 12.0%, from June 30, 1997 to June 30, 1998 was primarily due to decreases in: (1) commercial, financial and agricultural nonaccrual loans of $5,032,000, or 30.7%; and (2) commercial real estate restructured loans of $6,781,000, or 17.3%. The decrease in nonperforming loans was partially offset by an increase in OREO of $7,376,000, or 40.0%. The decrease in commercial, financial and agricultural nonaccrual loans and real estate - commercial restructured loans was primarily due to the transfer of three loans totalling $13,610,000 to OREO. These transfers to OREO were partially offset by the sales of commercial and residential real estate properties totalling $6,520,000 and write-downs of $1,842,000.

In the second quarter of 1998, the Company identified a potential problem loan (not otherwise classified as nonperforming or past due in the table on page 15) of $10,025,000 where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms. Such loan consisted of a commercial real estate loan, which was current as of June 30, 1998. If current conditions continue, such loan may be disclosed in future periods as a nonperforming asset.

Loans past due 90 days or more and still accruing interest totalled $34,784,000 at June 30, 1998, an increase of $5,126,000, or 17.3%, over June 30, 1997. The increase was primarily due to certain real estate - residential loans sold with recourse that were repurchased in the fourth quarter of 1997 and the first six months of 1998, which increase was partially offset by a decrease in commercial, financial and agricultural loans. All of the loans which are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

In recent years, the level of the Company's nonperforming assets and charge-offs has been affected by the impact of adverse economic conditions and trends in Hawaii. The most important of these adverse economic trends is the prolonged economic downturn over the last eight years. Hawaii's recovery from its 1991 recession continues to be slow and protracted. In contrast, the mainland (including the Pacific Northwest), continues to experience economic expansion. In addition, Hawaii continues to show weaknesses in its local real estate market, including declining real estate value.

Recently, a number of countries in the Asia Pacific region, including Japan, have experienced significant weaknesses in their economies. The economic downturn in Asia may adversely impact the volume and spending level of Asian visitors to Hawaii, which in turn may adversely affect the Hawaiian economy. Outstanding commitments and loans to debtors in Asian countries of $14,771,000, excluding Japan, represented approximately .18% of total assets and 2.0% of total stockholders' equity and, including Japan $108,960,000, represented approximately 1.33% of total assets and 14.4% of total stockholders' equity, in each case at June 30, 1998. These commitments and loans are primarily collateralized by certificates of deposit, Hawaii real estate, standby letters of credit issued by Asian banks and/or guarantees by credit-worthy Asian individuals and corporations.

The Company does not foresee a major improvement in Hawaii's economic conditions in the near term and believes that these trends may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                                            QUARTER ENDED JUNE 30,
                                            ------------------------------------------------------
                                                      1998                           1997
                                           ------------------------         ---------------------
                                            AVERAGE         AVERAGE          Average      Average
                                            BALANCE        RATE (1)          Balance     Rate (1)
                                           ---------       --------         ---------   ---------
                                                             (dollars in thousands)

Interest-bearing demand                    $1,810,698        2.60%          $1,631,956      2.52%
Savings                                       828,902        2.44              890,553      2.49
Time                                        2,677,299        5.24            2,520,598      5.22
                                           ----------                       ----------

       Total interest-bearing deposits      5,316,899        3.91            5,043,107      3.87


Noninterest-bearing demand                    832,415          --              820,493        --
                                           ----------                       ----------

       Total deposits                      $6,149,314        3.38%          $5,863,600      3.32%
                                           ==========                       ==========


                                                      SIX MONTHS ENDED JUNE 30,
                                           ----------------------------------------------
                                                    1998                    1997
                                           --------------------     ---------------------
                                            AVERAGE     AVERAGE      Average      Average
                                            BALANCE    RATE (1)      Balance     Rate (1)
                                           ---------   --------     ---------   ---------
                                                       (dollars in thousands)

Interest-bearing demand                    $1,798,651    2.60%     $1,586,458     2.54%
Savings                                       827,990    2.46         940,032     2.32
Time                                        2,651,306    5.29       2,497,879     5.25
                                           ----------              ----------

       Total interest-bearing deposits      5,277,947    3.93       5,024,369     3.85


Noninterest-bearing demand                    819,631      --         841,961       --
                                           ----------              ----------

       Total deposits                      $6,097,578    3.40%      $5,866,330     3.29%
                                           ==========               ==========


Average interest-bearing deposits increased $253,578,000, or 5.1%, and $273,792,000, or 5.4%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997. The increase in average interest-bearing deposits was primarily due to a higher level of public funds and various deposit product programs initiated by the Company.

        (1) Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                                QUARTER ENDED                           SIX MONTHS ENDED
                                                                   JUNE 30,                                   JUNE 30,
                                                    ----------------------------------            ----------------------------------
                                                        1998               1997                   1998                1997
                                                    -----------         -----------            -----------         -----------
                                                                               (dollars in thousands)

Loans outstanding (end of period)                   $ 6,304,829         $ 6,031,552            $ 6,304,829         $ 6,031,552
                                                    ===========         ===========            ===========         ===========

Average loans outstanding                           $ 6,250,315         $ 5,975,961            $ 6,231,227         $ 5,918,130
                                                    ===========         ===========            ===========         ===========

Allowance for loan losses summary:
   Balance at beginning of period                   $    83,154         $    85,136            $    82,596         $    85,248
                                                    -----------         -----------            -----------         -----------

   Loans charged off:
      Commercial, financial and agricultural                545               3,339                  1,460               3,353
      Real estate:
         Commercial                                         419                  88                    420                 343
         Construction                                        --                  --                     --                  61
         Residential                                        898                 960                  1,617               2,035
      Consumer                                            3,826               3,436                  7,682               6,511
      Lease financing                                         5                  16                      5                  16
      Foreign                                               109                  16                    216                  20
                                                    -----------         -----------            -----------         -----------
         Total loans charged off                          5,802               7,855                 11,400              12,339
                                                    -----------         -----------            -----------         -----------

   Recoveries on loans charged off:
      Commercial, financial and agricultural                 44               1,271                    662               1,319
      Real estate:
         Commercial                                         120                  52                    515                  64
         Residential                                         72                 647                     73                 662
      Consumer                                              614                 664                  1,323               1,198
      Lease financing                                        --                   7                     --                  11
      Foreign                                                31                   6                     68                  13
                                                    -----------         -----------            -----------         -----------
         Total recoveries on loans previously
           charged off                                      881               2,647                  2,641               3,267
                                                    -----------         -----------            -----------         -----------
         Net charge-offs                                 (4,921)             (5,208)                (8,759)             (9,072)
   Provision charged to expense                           7,516               4,261                 11,912               8,013
                                                    -----------         -----------            -----------         -----------
   Balance at end of period                         $    85,749         $    84,189            $    85,749         $    84,189
                                                    ===========         ===========            ===========         ===========


Net loans charged off to average loans                      .32%(1)             .35%(1)                .28%(1)             .31%(1)
Net loans charged off to allowance for
   loan losses                                            23.02%(1)           24.81%(1)              20.60%(1)           21.73%(1)
Allowance for loan losses to total
   loans (end of period)                                   1.36%               1.40%                  1.36%               1.40%
Allowance for loan losses to nonperforming
   loans (end of period):
      Excluding 90 days past due
         accruing loans                                   1.42X               1.06x                  1.42X               1.06x
      Including 90 days past due
         accruing loans                                    .90X                .77x                   .90X                .77x

(1)   Annualized.

For the first six months of 1998, the provision for loan losses was $11,912,000, an increase of $3,899,000, or 48.7%, over the same period in 1997. The provision for loan losses was $7,516,000 for the second quarter of 1998, an increase of $3,255,000, or 76.4%, over the same period in 1997. The increase in the provision for loan losses for the first six months and second quarter of 1998 over the same periods in 1997 reflects the prolonged economic downturn in Hawaii, an 18.0% increase in consumer loan charge-offs and the potential problem loan identified in the second quarter of 1998 (see section titled "Nonperforming Assets" on page 15).

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

Net charge-offs were $8,759,000 for the first six months of 1998, a decrease of $313,000, or 3.5%, compared to the same period in 1997. Net charge-offs for the second quarter of 1998 were $4,921,000 compared to $5,208,000 for the same period a year ago. The decrease in charge-offs in the first six months and second quarter of 1998 was primarily due to charge-offs on four commercial, financial and agricultural loans totalling $2,650,000 in the prior year. The decrease in loan recoveries in the first six months and second quarter of 1998 was primarily due to a $1,188,000 recovery on a commercial, financial and agricultural loan in the prior year. For the first six months and second quarter of 1998, consumer loan charge-offs increased $1,171,000 and $390,000, or 18.0% and 11.4%, respectively, over the same periods in 1997. Consumer loan charge-offs were negatively impacted by the ongoing sluggish Hawaii economy and continued increase in personal bankruptcies. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

The allowance for loan losses increased to 1.42 times nonperforming loans (excluding 90 days past due accruing loans) at June 30, 1998 from 1.06 times at June 30, 1997 as a result of a 24.1% decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at June 30, 1998. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totalled $56,827,000 and $31,220,000, for the first six months and second quarter of 1998, respectively, an increase of $6,612,000 and $4,859,000, or 13.2% and 18.4%, respectively, over the same periods in 1997.

Trust and investment services income increased $529,000 and $115,000, or 4.1% and 1.9%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997.

Service charges on deposit accounts increased $673,000 and $198,000, or 4.8% and 2.7%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997.

Other service charges and fees increased $1,456,000 and $654,000, or 9.8% and 9.0%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997. The increase was primarily due to higher: (1) income earned from annuity and mutual fund sales; and (2) mortgage servicing fees for mortgage loans that were originated and sold with servicing retained.

Other noninterest income increased $4,178,000 and $4,113,000, or 50.7% and 74.8%, for the first six months and second quarter of 1998, respectively, over the same periods in 1997. The increase was primarily due to: (1) gains on sales of a corporate aircraft and the Maui regional manager's residence of $3,907,000 and $2,115,000, respectively; and (2) income earned on bank owned life insurance on certain officers. The increase was partially offset by a gain on sale of other real estate owned ("OREO") of $3,029,000 in the second quarter of 1997.

NONINTEREST EXPENSE

Noninterest expense totalled $149,859,000 for the first six months of 1998, an increase of 1.3% over the same period in 1997. Noninterest expense totalled $76,222,000 for the second quarter of 1998, an increase of 1.8% over the same period a year ago.

Total personnel expense (salaries and wages and employee benefits) decreased $4,294,000 and $2,364,000, or 5.7% and 6.3%, for the first six months and second quarter of 1998, respectively, compared to the same periods in 1997. The decrease was primarily due to: (1) lower salaries and wages expense as a result of the Company's re-engineering and consolidation efforts; and (2) higher pension credits.

Occupancy expense for the first six months of 1998 decreased $610,000, or 3.0%, compared to the same period in 1997. The occupancy expense for the second quarter of 1998 increased $256,000, or 2.7%, over the same period in 1997.

Equipment expense increased $551,000 and $191,000, or 4.4% and 2.9%, respectively, for the first six months and second quarter of 1998, over the same periods in 1997. The increase was a result of: (1) higher data processing equipment rental expense; and (2) higher depreciation expense on furniture and equipment.

Other noninterest expense increased $6,337,000 and $3,274,000, respectively, for the first six months and second quarter of 1998, an increase of 15.8% and 15.4%, respectively, over the same periods in 1997. The increase was the result of write-downs of certain OREO of $2,101,000, higher outside service expenses primarily related to the Year 2000 project (see Year 2000 disclosure on pages 21 to 22) and higher foreclosed property expenses. In addition, the cash surrender value of certain executive life insurance policies increased (recorded as a credit to insurance expense) in March 1997. This increase was partially offset by a loss on the sale of a: (1) certain loan in June 1997; and (2) certain OREO in March 1997.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first six months and second quarter of 1998 was 36.1%, as compared to 31.5% and 32.3%, respectively, for the same periods in 1997. The effective tax rate for the first six months and second quarter of 1997 was positively impacted by the: (1) recognition of certain previously unrecognized tax credits; (2) partial reversal of an overaccrual of State of Hawaii income taxes; and (3) donation of real property to a non-profit organization.

LIQUIDITY AND CAPITAL

Stockholders' equity was $754,641,000 at June 30, 1998, an increase of 3.1% over $731,701,000 at December 31, 1997. The ratio of average stockholders' equity to average total assets was 9.16% for the second quarter of 1998 compared to 9.10% for the second quarter of 1997.

The primary source of funds for the dividends paid by the Company to its stockholders is dividends received from its subsidiaries. The Bank and Pacific One are subject to regulatory limitations on the amount of dividends they may declare or pay. At June 30, 1998, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $280,459,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below, at June 30, 1998) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

                                                              Minimum
                                                            For Capital              To Be
                                 Actual                 Adequacy Purposes          Well-Capitalized
                        -------------------------------------------------------------------------------
                          Amount          Ratio      Amount          Ratio     Amount            Ratio
                        -------------------------------------------------------------------------------
                                                      (dollars in thousands)
Tier 1 Capital to
   Risk-Weighted
   Assets               $734,565           9.49%    $309,669          4.00%    $464,503           6.00%
Total Capital to
   Risk-Weighted
   Assets               $910,314          11.76%    $619,337          8.00%    $774,172          10.00%
Tier 1 Capital to
   Average Assets       $734,565           9.17%    $240,359          3.00%         N/A            N/A

As of June 30, 1998, the Company and its depository institution subsidiaries were categorized as well-capitalized under the applicable Federal regulations. To be categorized as well-capitalized, the Company must maintain Tier 1 risk-based and Total risk-based capital ratios of 6% and 10%, respectively (as set forth in the table above). Management is not aware of any conditions or events subsequent to June 30, 1998, that would cause a change in the Company's category.

YEAR 2000 ISSUES

Many computer programs were written to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. If not corrected, the Company's system and software may fail or create erroneous results in the year 2000. Also, microprocessors embedded in many operating facilities -- such as elevators and communication systems -- may cause equipment malfunctions because of the year 2000 date change. Failure by the Company (or by third parties upon which the Company relies) to address the year 2000 issues could cause material loss to the Company.

In 1995, management began a comprehensive program to address the year 2000 issue and ensure that the Company's computer software and hardware and other date-sensitive facilities will continue to function properly in the year 2000 and thereafter. The Company has completed the awareness and assessment phase of this program. The Company is well underway with renovation and is well into testing mission-critical systems. Testing for individual mission-critical systems is scheduled to be substantially completed by the end of 1998, with integration testing to occur during 1999.

The Company has also begun to assess the year 2000 compliance efforts of external parties upon which the Company relies. For example, the Company has established a program to identify and monitor its largest borrowers and to assess the credit risk to the Company of a failure of material borrowers to address year 2000 issues.

Costs in connection with the year 2000 program, currently estimated at a total of $9 million through June 30, 2000, are not anticipated to materially impact the Company's operations. Through June 30, 1998, an estimated total of $2,012,000 has been expended on identification, assessment, remediation and testing as scheduled under the program.

The Company is developing contingency plans for addressing any material failure to deal with the year 2000 date change that will address, among other things, the Company's exposure to year 2000 noncompliance by third parties. The Company's goal is to finalize contingency plans for mission-critical products and services in 1999.

Even though the Company's planned software and hardware modifications and system upgrades should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. There is no assurance that the failure of any external party to resolve its year 2000 issues would not have a material adverse effect on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain disclosures in this Item 3 are forward-looking statements about matters that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. See Item 2 above for a discussion of factors that could cause or contribute to such differences.

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

The Asset/Liability Committees of each of the Company's subsidiary companies are responsible for managing interest rate risk. Oversight for the Company taken as a whole and individual subsidiary companies is also provided by the Treasury & Investment Division and the Asset/Liability Committee of the Bank. The frequency of the various Asset/Liability Committee meetings range from weekly to monthly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to its Board of Directors. Other than loans that are originated and held for sale, the Company does not enter into derivatives or other financial instruments for trading purposes.

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

The Company models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held constant and then subjected to interest rate shocks of 100 and 200 basis points (both increases and decreases). Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., loans which permit the borrower to prepay the principal balance of the loan prior to maturity without penalty). Off-balance sheet instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a "flat rate scenario") to determine the level of interest rate risk at that time.

The Company continues to monitor the projected impact of increases and decreases in interest rates on the Company's net interest income. Exposure remains well within board approved limits.

SIGNIFICANT ASSUMPTIONS UTILIZED AND INHERENT LIMITATIONS

The significant net interest income changes for each interest rate scenario include assumptions based on accelerating or decelerating mortgage prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers' behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions because prepayments are affected by many variables which cannot be predicted with certainty (e.g., prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

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

At June 30, 1998, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 36) and "Notes to Financial Statements" (page 47) in the Financial Review section of the Company's Annual Report 1997.

                                   PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on April 16, 1998, the stockholders voted on the following matters:

         (a) Fix the total number of directors at fifteen: for - 28,481,800 (98.8%), against - 57,638 (.2%), abstained - 275,330 (1.0%) and unvoted - 7 (less than .1%).

         (b) Election of five directors for a term of three years expiring in 2001, or until their successors are elected and qualified:

                                                                    Votes
                                              ---------------------------------------------
                              Name                       For                  Withheld
                              ----            ----------------------      -----------------

               Dr. Julia Ann Frohlich         28,676,191     (99.5%)      138,582     (.5%)
               John A. Hoag                   28,709,985     (99.6%)      104,790     (.4%)
               Bert T. Kobayashi, Jr.         28,707,750     (99.6%)      107,023     (.4%)
               Fred C. Weyand                 28,703,284     (99.6%)      111,491     (.4%)
               Robert C. Wo                   28,704,969     (99.6%)      109,806     (.4%)

               There were no abstentions.

               The following persons continue as directors for the terms indicated as follows:

                                                    Expiration of
                  Director                         Term of Office
                  --------                         --------------

               Walter A. Dods, Jr.                      1999
               Paul Mullin Ganley                       1999
               Dr. Richard T. Mamiya                    1999
               Dr. Fujio Matsuda                        1999
               George P. Shea, Jr.                      1999
               John W. A. Buyers                        2000
               John C. Couch                            2000
               David M. Haig                            2000
               Roderick F. McPhee                       2000
               John K. Tsui                             2000

         (c) Approval of the 1998 Stock Incentive Plan: for - 25,644,380 (89.0%), against - 1,082,565 (3.8%), abstained - 320,394 (1.1%)
               and unvoted - 1,767,436 (6.1%).

         (d) Election of Coopers & Lybrand, L.L.P., now known as PricewaterhouseCoopers LLP, as the auditor of the Company to serve for the ensuing year: for - 28,680,992 (99.5%), against - 38,304 (.2%), abstained - 95,474 (.3%) and unvoted - 5 (less than .1%).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 10  Material Contracts.

                          Management Contracts and Compensatory Plans.

                          (i) First Hawaiian, Inc. Stock Incentive Plan, as
                              amended, filed herewith.

                         (ii) First Hawaiian, Inc. Long-term Incentive Plan, as
                              amended, filed herewith.

                        (iii) First Hawaiian, Inc. Supplemental Executive
                              Retirement Plan, as amended, filed herewith.

                         (iv) First Hawaiian, Inc. Incentive Plan for Key
                              Executives, as amended, filed herewith.

                          (v) First Hawaiian Directors' Retirement Plan, as
                              amended, filed herewith.

                         (vi) First Hawaiian, Inc. Deferred Compensation Plan,
                              as amended, filed herewith.

                        (vii) First Hawaiian, Inc. 1998 Stock Incentive Plan, as
                              amended, filed herewith.

              Exhibit 12 Statement regarding computation of ratios.

              Exhibit 27 Financial data schedule.

         (b) Reports on Form 8-K - FHI filed two reports on Form 8-K during the quarter ended June 30, 1998 as follows:

              o Form 8-K, Dated May 28, 1998, in which FHI announced the definitive agreement for the merger of BancWest Corporation with and into FHI.

              o Form 8-K, Dated May 28, 1998, in which FHI filed exhibits relating to the proposed merger of FHI with BancWest Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRST HAWAIIAN, INC.
                                          (REGISTRANT)



Date   August 10, 1998                By     /s/ HOWARD H. KARR
     ------------------------------       -----------------------------
                                                HOWARD H. KARR
                                          EXECUTIVE VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER
                                                 AND TREASURER
                                         (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER                         DESCRIPTION
      ------                         -----------


        10        Material contracts.

        12        Statement regarding computation of ratios.

        27        Financial data schedule.