Form 10-Q
period 1998-09-30
BANCWEST CORP/HI
filed 1998-11-13
CIK 36377

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

               For the quarterly period ended September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                          Commission file number 0-7949

                             ----------------------

                              BANCWEST CORPORATION
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


       The number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1998 was:

                 Class                                 Outstanding
      -----------------------------                 -----------------
      Common Stock, $5.00 Par Value                 31,140,334 Shares

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                Page
                                                                                         ----
         Consolidated Balance Sheets at September 30, 1998, December 31, 1997
               and September 30, 1997                                                      2

         Consolidated Statements of Income for the quarter and nine months ended
               September 30, 1998 and 1997                                                 3

         Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1998 and 1997                                                 4

         Consolidated Statements of Changes in Stockholders' Equity for the nine
               months ended September 30, 1998 and 1997                                    5

         Notes to Consolidated Financial Statements                                      5 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 8 - 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     24 - 25

PART II.       OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                        26

Item 4.  Submission of Matters to a Vote of Security Holders                              27

Item 6.  Exhibits and Reports on Form 8-K                                                 27

SIGNATURES                                                                                28

EXHIBIT INDEX

                                 PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (NOTE: AS OF NOVEMBER 1, 1998, FIRST HAWAIIAN, INC. HAS BEEN RENAMED "BANCWEST CORPORATION")

CONSOLIDATED BALANCE SHEETS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                     SEPTEMBER 30,         December 31,        September 30,
                                                         1998                 1997                  1997
                                                     -----------           -----------           -----------
                                                                         (in thousands)
ASSETS
Interest-bearing deposits in other banks             $   219,721           $   137,930           $   183,730
Federal funds sold and securities purchased
    under agreements to resell                           195,000               134,274               156,962
Available-for-sale investment securities                 663,663               778,124               700,464
Loans:
    Loans                                              6,322,346             6,238,681             6,022,244
    Less allowance for loan losses                        86,249                82,596                83,575
                                                     -----------           -----------           -----------
Net loans                                              6,236,097             6,156,085             5,938,669
                                                     -----------           -----------           -----------
Total earning assets                                   7,314,481             7,206,413             6,979,825
Cash and due from banks                                  270,150               282,905               329,552
Premises and equipment                                   239,036               245,999               245,178
Customers' acceptance liability                              528                   867                   531
Core deposit premium                                      22,463                25,347                26,309
Goodwill                                                  93,074                96,030                97,234
Other assets                                             244,542               235,531               216,419
                                                     -----------           -----------           -----------
TOTAL ASSETS                                         $ 8,184,274           $ 8,093,092           $ 7,895,048
                                                     ===========           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                       $   796,707           $   823,302           $   797,255
    Interest-bearing demand                            1,533,563             1,494,379             1,356,431
    Savings                                            1,006,411               986,895             1,065,937
    Time                                               2,591,583             2,490,915             2,442,574
    Foreign                                              267,588               293,709               295,092
                                                     -----------           -----------           -----------
Total deposits                                         6,195,852             6,089,200             5,957,289
                                                     -----------           -----------           -----------
Short-term borrowings                                    624,637               721,865               644,241
Acceptances outstanding                                      528                   867                   531
Other liabilities                                        281,190               230,723               222,965
Long-term debt                                           213,485               218,736               228,742
Guaranteed preferred beneficial interests
    in Company's junior subordinated
    debentures                                           100,000               100,000               100,000
                                                     -----------           -----------           -----------
TOTAL LIABILITIES                                      7,415,692             7,361,391             7,153,768
                                                     -----------           -----------           -----------
Stockholders' equity:
    Preferred stock                                           --                    --                    --
    Common stock                                         165,952               165,952               165,952
    Surplus                                              148,151               148,165               148,198
    Retained earnings                                    510,122               473,659               463,247
    Accumulated other comprehensive income                 7,394                  (241)                1,142
    Treasury stock                                       (63,037)              (55,834)              (37,259)
                                                     -----------           -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                               768,582               731,701               741,280
                                                     -----------           -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 8,184,274           $ 8,093,092           $ 7,895,048
                                                     ===========           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
First Hawaiian, Inc. and Subsidiaries


                                                     QUARTER ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------        ------------------------------
                                                       1998              1997               1998                1997
                                                   -----------        -----------        -----------        -----------
                                                          (in thousands, except number of shares and per share data)
INTEREST INCOME
Interest and fees on loans                         $   134,140        $   126,770        $   395,519        $   375,023
Lease financing income                                   4,435              5,234             13,609             12,931
Interest on investment securities:
    Taxable interest income                             11,167             13,369             35,516             46,775
    Exempt from Federal income taxes                        18                132                 68                554
Other interest income                                    5,213              3,927             14,178              8,997
                                                   -----------        -----------        -----------        -----------
    Total interest income                              154,973            149,432            458,890            444,280
                                                   -----------        -----------        -----------        -----------
INTEREST EXPENSE
Deposits                                                52,779             50,292            155,610            146,105
Short-term borrowings                                    7,826              9,118             25,689             32,522
Long-term debt                                           5,687              5,440             16,883             12,900
                                                   -----------        -----------        -----------        -----------
    Total interest expense                              66,292             64,850            198,182            191,527
                                                   -----------        -----------        -----------        -----------
    Net interest income                                 88,681             84,582            260,708            252,753
Provision for loan losses                                6,279              3,817             18,191             11,830
                                                   -----------        -----------        -----------        -----------
    Net interest income after provision for
       loan losses                                      82,402             80,765            242,517            240,923
                                                   -----------        -----------        -----------        -----------
NONINTEREST INCOME
Trust and investment services income                     6,510              6,294             19,937             19,192
Service charges on deposit accounts                      7,804              7,348             22,495             21,366
Other service charges and fees                           9,262              7,739             25,560             21,741
Securities gains, net                                      145                 68                140                287
Other                                                    2,448              2,042             14,864             10,280
                                                   -----------        -----------        -----------        -----------
    Total noninterest income                            26,169             23,491             82,996             72,866
                                                   -----------        -----------        -----------        -----------
NONINTEREST EXPENSE
Salaries and wages                                      27,882             28,246             83,253             85,481
Employee benefits                                        7,990              8,723             23,291             26,454
Occupancy expense                                        9,706              9,141             29,237             29,282
Equipment expense                                        6,090              5,898             19,211             18,468
Other                                                   21,536             19,696             68,071             59,054
                                                   -----------        -----------        -----------        -----------
    Total noninterest expense                           73,204             71,704            223,063            218,739
                                                   -----------        -----------        -----------        -----------
    Income before income taxes                          35,367             32,552            102,450             95,050
Income taxes                                            12,837             11,201             37,024             30,918
                                                   -----------        -----------        -----------        -----------
NET INCOME                                         $    22,530        $    21,351        $    65,426        $    64,132
                                                   ===========        ===========        ===========        ===========

PER SHARE DATA:
  BASIC EARNINGS                                   $       .72        $       .67        $      2.10        $      2.02
                                                   ===========        ===========        ===========        ===========
  DILUTED EARNINGS                                 $       .72        $       .67        $      2.09        $      2.01
                                                   ===========        ===========        ===========        ===========
  CASH DIVIDENDS                                   $       .31        $       .31        $       .93        $       .93
                                                   ===========        ===========        ===========        ===========

AVERAGE SHARES OUTSTANDING                          31,143,768         31,826,803         31,154,496         31,797,540
                                                   ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ---------------------------
                                                                               1998              1997
                                                                            ---------         ---------
                                                                                  (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                              $ 282,905         $ 333,511
                                                                            ---------         ---------
Cash flows from operating activities:
  Net income                                                                   65,426            64,132
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                18,191            11,830
      Net gain on sale of assets                                               (6,022)           (2,500)
      Depreciation and amortization                                            24,473            23,269
      Income taxes                                                             32,107            12,867
      Decrease (increase) in interest receivable                               (3,019)            4,779
      Increase (decrease) in interest payable                                  (7,355)            3,818
      Decrease (increase) in prepaid expenses                                  (5,882)            1,685
      Other                                                                    22,984            21,564
                                                                            ---------         ---------
Net cash provided by operating activities                                     140,903           141,444
                                                                            ---------         ---------
Cash flows from investing activities:
  Net increase in interest-bearing deposits
    in other banks                                                            (81,791)         (113,600)
  Net increase in Federal funds sold and
    securities purchased under agreements to resell                           (60,726)           (8,592)
  Purchase of available-for-sale investment securities                       (187,074)         (137,008)
  Proceeds from sale of available-for-sale
    investment securities                                                      31,500           280,416
  Proceeds from maturity of available-for-sale
    investment securities                                                     282,711           295,672
  Net increase in loans to customers                                         (120,224)         (243,523)
  Proceeds from sale of assets                                                 11,402             2,500
  Capital expenditures                                                        (11,987)          (14,593)
  Other                                                                        14,538           (36,908)
                                                                            ---------         ---------
Net cash provided by (used in) investing activities                          (121,651)           24,364
                                                                            ---------         ---------
Cash flows from financing activities:
  Net increase in deposits                                                    106,652            20,581
  Net decrease in short-term borrowings                                      (102,228)         (295,319)
  Proceeds from (payments on) long-term debt, net                                (251)          132,999
  Cash dividends paid                                                         (28,963)          (29,578)
  Issuance (repurchase) of treasury stock, net                                 (7,217)            1,550
                                                                            ---------         ---------
Net cash used in financing activities                                         (32,007)         (169,767)
                                                                            ---------         ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                    $ 270,150         $ 329,552
                                                                            =========         =========

Supplemental disclosures:
  Interest paid                                                             $ 205,537         $ 187,709
                                                                            =========         =========
  Income taxes paid                                                         $   4,917         $  18,051
                                                                            =========         =========
Supplemental schedule of noncash investing
 and financing activities:
  Loans converted into other real estate owned                              $   8,441         $   9,515
                                                                            =========         =========
  Loans made to facilitate the sale of other real estate owned              $     958         $     861
                                                                            =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                                    Accumulated
                                                                                       Other
                                              Common                    Retained    Comprehensive    Treasury
                                               Stock       Surplus      Earnings       Income          Stock         Total
                                             ---------    ---------     ---------   -------------    ---------     ---------
                                                                 (in thousands, except per share data)
Balance, December 31, 1997                   $ 165,952    $ 148,165     $ 473,659      $    (241)    $ (55,834)    $ 731,701
Comprehensive income:
    Net income                                      --           --        65,426             --            --        65,426
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                    --           --            --          7,635            --         7,635
                                             ---------    ---------     ---------      ---------     ---------     ---------
    Comprehensive income                            --           --        65,426          7,635            --        73,061
                                             ---------    ---------     ---------      ---------     ---------     ---------
Purchase of treasury stock                          --           --            --             --        (7,342)       (7,342)
Cash dividends ($.93 per share)                     --           --       (28,963)            --            --       (28,963)
Incentive Plan for Key Executives                   --          (14)           --             --           139           125
                                             ---------    ---------     ---------      ---------     ---------     ---------
BALANCE, SEPTEMBER 30, 1998                  $ 165,952    $ 148,151     $ 510,122      $   7,394     $ (63,037)    $ 768,582
                                             =========    =========     =========      =========     =========     =========

Balance, December 31, 1996                   $ 165,952    $ 148,196     $ 428,693      $   1,850     $ (38,807)    $ 705,884
Comprehensive income:
    Net income                                      --           --        64,132             --            --        64,132
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                    --           --            --           (708)           --          (708)
                                             ---------    ---------     ---------      ---------     ---------     ---------
    Comprehensive income                            --           --        64,132           (708)           --        63,424
                                             ---------    ---------     ---------      ---------     ---------     ---------
Cash dividends ($.93 per share)                     --           --       (29,578)            --            --       (29,578)
Incentive Plan for Key Executives                   --            2            --             --         1,548         1,550
                                             ---------    ---------     ---------      ---------     ---------     ---------
Balance, September 30, 1997                  $ 165,952    $ 148,198     $ 463,247      $   1,142     $ (37,259)    $ 741,280
                                             =========    =========     =========      =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of First Hawaiian, Inc. and Subsidiaries (collectively, the "Company") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of significant accounting policies:

    CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of First Hawaiian, Inc. ("FHI") and its wholly-owned subsidiaries: First Hawaiian Bank and its wholly-owned subsidiaries ("FHB"); Pacific One Bank ("Pacific One"); FHL Lease Holding Company, Inc. and its wholly-owned subsidiary ("Leasing"); First Hawaiian Capital I (of which FHI owns all the common securities); and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

    RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements for 1997 have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

2.  NEW PRONOUNCEMENTS

    The provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that were deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 - An Amendment of FASB Statement No. 125," became effective as to repurchase agreements, dollar rolls, securities lending and certain other transactions after December 31, 1997. The Company requires delivery of collateral or other security as a condition to entering into repurchase or reverse-repurchase transactions. With respect to reverse-repurchase transactions, the Company does not take control of the related collateral. Accordingly, the Company does not record the collateral or the related obligation to return such collateral in its Consolidated Balance Sheets. The Company has not relinquished control of any securities in respect of repurchase transactions for the nine-month period ended September 30, 1998, and the Company has not recorded a collateral transfer from the applicable counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries


    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income (defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments, as well as certain other items not included in the income statement). The Company's Consolidated Statements of Changes in Stockholders' Equity have been reformatted and restated for the prior periods in compliance with SFAS No. 130.

    In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardized disclosure requirements for pensions and other post-retirement benefits. The Company plans to implement SFAS No. 132 (which does not change existing measurement or recognition standards) in its consolidated financial statements for the year ending December 31, 1998. The adoption of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65." SFAS No. 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold these investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998. The adoption of SFAS No. 134 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for the year ended December 31, 1998. SFAS No. 131 requires interim financial statements to include selected information about operating segments beginning in 1999. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's consolidated financial statements.

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

    The following is a reconciliation of the numerators and denominators of the Company's basic and diluted earnings per share for the periods indicated:

                                                                         Quarter Ended September 30,
                                      -----------------------------------------------------------------------------------------
                                                           1998                                           1997
                                      -----------------------------------------     -------------------------------------------
                                         Income          Shares       Per Share       Income            Shares        Per Share
                                      (Numerator)     (Denominator)     Amount      (Numerator)      (Denominator)      Amount
                                      -----------     -------------   ---------     -----------      -------------    ---------
                                                          (in thousands, except number of shares and per share data)
Basic:
    Net income                        $    22,530       31,143,768      $   .72     $    21,351       31,826,803        $   .67
Effect of dilutive securities -
    Stock incentive
      plan options                             --           46,684           --              --          183,548             --
                                      -----------       ----------      -------     -----------       ----------        -------
Diluted:
    Net income and
      assumed conversions             $    22,530       31,190,452      $   .72     $    21,351       32,010,351        $   .67
                                      ===========       ==========      =======     ===========       ==========        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Hawaiian, Inc. and Subsidiaries

                                                                Nine Months Ended September 30,
                                     -----------------------------------------------------------------------------------
                                                         1998                                     1997
                                     ----------------------------------------   ----------------------------------------
                                        Income          Shares      Per Share     Income         Shares        Per Share
                                     (Numerator)    (Denominator)     Amount    (Numerator)   (Denominator)      Amount
                                     -----------    -------------   ---------   -----------   -------------    ---------
                                                   (in thousands, except number of shares and per share data)
Basic:
    Net income                       $   65,426      31,154,496      $   2.10   $   64,132      31,797,540      $   2.02
Effect of dilutive securities -
    Stock incentive
      plan options                           --         144,073            --           --         126,103            --
                                     ----------      ----------      --------   ----------      ----------      --------
Diluted:
    Net income and
      assumed conversions            $   65,426      31,298,569      $   2.09   $   64,132      31,923,643      $   2.01
                                     ==========      ==========      ========   ==========      ==========      ========

4.  IMPAIRED LOANS

    The following table summarizes impaired loan information as of and for the nine months ended September 30, 1998 and 1997 and as of and for the year ended December 31, 1997:

                                                   SEPTEMBER 30, 1998   December 31, 1997    September 30, 1997
                                                   ------------------   -----------------    ------------------
                                                                          (in thousands)
Impaired loans                                          $80,740               $74,751               $89,544
Impaired loans with related allowance for loan
   losses calculated under SFAS No. 114                 $60,157               $38,278               $55,195
Total allowance for impaired loans                      $16,997               $ 9,257               $10,613
Average impaired loans                                  $77,847               $90,901               $96,084
Interest income recorded during the period              $ 1,074               $   835               $   874

    Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

5.  MERGER AGREEMENT WITH BANCWEST CORPORATION

    On November 1, 1998, the merger of BancWest Corporation ("BancWest"), parent company of Bank of the West, with and into FHI was consummated (the "Merger"). Bank of the West, headquartered in San Francisco, is California's fifth largest bank with approximately $6.1 billion in assets and 104 branches in 21 counties in Northern and Central California.

    Prior to the consummation of the Merger, BancWest was wholly-owned by Banque Nationale de Paris ("BNP"), France's second largest banking group, which received approximately 25.8 million shares of the surviving corporation's newly authorized Class A Common Stock (representing approximately 45% of the outstanding voting stock). The transaction was accounted for using the purchase method of accounting. The excess of cost over fair value of net assets acquired amounted to approximately $576.6 million. In connection with the Merger, the Company increased the number of authorized shares of common stock from 100,000,000 shares, par value $5.00 per share, to 200,000,000 shares, par value $1.00 per share. FHI, the surviving corporation of the Merger, changed its name to "BancWest Corporation." The new combined BancWest Corporation has more than 200 branches in the states of Hawaii, California, Oregon, Washington and Idaho, and Saipan and the territory of Guam.

    The following unaudited pro forma financial information for the nine months ended September 30, 1998 and 1997 assumes that the Merger occurred as of January 1, 1997, after giving effect to certain adjustments, including but not limited to the amortization of intangible assets. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Merger been consummated on the date indicated.

                               Pro Forma Financial Information for the
                                   Nine Months Ended September 30,
                               ---------------------------------------
                                            (Unaudited)
                                      1998              1997
                                    --------          --------
                                (in thousands, except per share data)
Interest income                     $785,752          $744,286
Interest expense                    $328,895          $311,937
Noninterest income                  $125,661          $117,809
Noninterest expense                 $375,959          $370,329
Net income                          $ 98,549          $ 89,926
Basic earnings per share            $   1.72          $   1.55
Diluted earnings per share          $   1.71          $   1.55

6. SUBSIDIARY MERGERS

    On June 19, 1998, First Hawaiian Creditcorp, Inc. ("Creditcorp"), a wholly-owned subsidiary of FHI, was merged with and into FHB. All 13 Creditcorp branches were closed in connection with the merger.

   On November 1, 1998, Pacific One, a wholly-owned subsidiary of FHI, was merged with and into Bank of the West.

   On April 18, 1997, Pioneer Federal Savings Bank ("Pioneer"), a wholly-owned subsidiary of FHI, was merged with and into FHB. Five Pioneer branches became branches of FHB and 14 branches were closed in connection with the merger.

   On December 31, 1997, Pacific One Bank, National Association ("Pacific One, N.A."), a wholly-owned subsidiary of FHI, was merged with and into Pacific One. The eight branches of Pacific One, N.A. became branches of Pacific One.

7. FIRST HAWAIIAN CAPITAL I

   First Hawaiian Capital I is a Delaware business trust (the "Trust") which was formed in 1997. The Trust issued $100,000,000 of its capital securities (the "Capital Securities") in 1997, and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures (the "Debentures") of FHI. In addition, the Trust also purchased $3,093,000 of Debentures in connection with the acquisition by FHI of common securities of the Trust. The Debentures (aggregate principal amount of $103,093,000) are the sole assets of the Trust. The Capital Securities qualify as Tier 1 capital of FHI and are fully and unconditionally guaranteed by FHI.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained herein are forward-looking statements that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in the forward-looking statements. Readers should carefully consider these risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values;
(3) fiscal and monetary policies of government agencies; (4) credit risks inherent in the lending processes; (5) loan and deposit demand in the geographic regions in which the Company conducts business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) the effect of current and pending government legislation and regulations; (8) the extensive regulation of the Company's business at both the federal and state levels; (9) whether expected cost savings from the merger with BancWest are realized within expected time frames; (10) matters relating to the integration of the business of the Company and BancWest, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (11) unforeseen costs and/or complications relating to year 2000 compliance efforts of the Company, BancWest and third parties with whom the Company has business relationships; (12) other risks discussed below; and (13) management's ability to manage these risks.

The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

MERGER

On November 1, 1998, the merger of BancWest Corporation ("BancWest"), parent company of Bank of the West, with and into FHI was consummated (the "Merger"). Prior to the consummation of the Merger, BancWest was wholly-owned by Banque Nationale de Paris ("BNP"), France's second largest banking group, which received approximately 25.8 million shares of the surviving corporation's newly authorized Class A Common Stock (representing approximately 45% of the outstanding voting stock). The transaction was accounted for using the purchase method of accounting. The excess of cost over fair value of net assets acquired amounted to approximately $576.6 million. In connection with the Merger, the Company increased the number of authorized shares of common stock from 100,000,000 shares, par value $5.00 per share, to 200,000,000 shares, par value $1.00 per share. FHI, the surviving corporation of the Merger, changed its name to "BancWest Corporation."

Although no assurance can be given either that any specific level of cost savings will be achieved or as to the timing thereof, FHI currently expects the surviving corporation to achieve approximately $23.2 million and $41.0 million in pre-tax annual cost savings in 1999 and 2000, respectively, as a result of the Merger. These cost savings are expected to be derived principally by the merger of Pacific One with Bank of the West (which occurred as of November 1, 1998), integrating data processing and back-office operations, eliminating duplicative operations and consolidating certain retail and wholesale operations.

It is also estimated that a one-time pre-tax restructuring charge of approximately $80.9 million will be incurred in connection with the Merger principally as a result of employee separations, exit costs, employee relocations, and losses on asset impairments and dispositions of assets. A portion of this restructuring charge relates to exiting certain activities of Bank of the West which will be accounted for using the purchase method of accounting.

The Company expects that the surviving corporation will be able to generate increased revenues as a result of the Merger. The Company expects that pre-tax revenue enhancements will be approximately $6.3 million in 1999 and approximately $9.8 million in 2000. The Company expects to achieve these results, in part, from cross-selling products and services to the commercial and consumer customer bases of the combined company. Whether these anticipated benefits are ultimately achieved will depend on a number of factors, including the ability of the surviving corporation to successfully integrate the businesses of the Company and BancWest.

The following unaudited pro forma financial information for the nine months ended September 30, 1998 and 1997 assumes that the Merger occurred as of January 1, 1997, after giving effect to certain adjustments, including but not limited to the amortization of intangible assets. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Merger been consummated on the date indicated.

                               Pro Forma Financial Information for the
                                   Nine Months Ended September 30,
                               ---------------------------------------
                                           (Unaudited)
                                      1998              1997
                                    --------          --------
                                (in thousands, except per share data)
Interest income                     $785,752          $744,286
Interest expense                    $328,895          $311,937
Noninterest income                  $125,661          $117,809
Noninterest expense                 $375,959          $370,329
Net income                          $ 98,549          $ 89,926
Basic earnings per share            $   1.72          $   1.55
Diluted earnings per share          $   1.71          $   1.55

The finalization and execution of the integration plans discussed herein could result in material changes to the estimates relating thereto. For further information on the Merger, see the Company's Current Reports on Form 8-K dated as of May 28, 1998 (filed under the name "First Hawaiian, Inc.") and November 1, 1998 (filed under the name "BancWest Corporation").

The remaining discussion and analyses of the financial condition and results of operations contained in this Item 2 do not reflect the impact of the Merger.

NET INCOME

The Company recorded consolidated net income for the first nine months of 1998 of $65,426,000, an increase of $1,294,000, or 2.0%, over the first nine months of 1997. For the third quarter of 1998, the consolidated net income of $22,530,000 represented a $1,179,000, or 5.5%, increase over the same quarter in 1997.

Basic and diluted earnings per share for the first nine months of 1998 were $2.10 and $2.09, respectively, representing increases of 4.0% over the same period in 1997. Basic and diluted earnings per share for the third quarter of 1998 increased to $.72 from $.67, or 7.5%, as compared to the same period in 1997. The percentage increases in consolidated net income on a per share basis were greater than the percentage changes in consolidated net income because the acquisition of shares under the Company's stock repurchase program, pursuant to which the Company is authorized to repurchase up to 3.1 million shares of the Company's common stock (of which 1.8 million shares were repurchased through September 30, 1998), resulted in a lower average number of outstanding shares in 1998 as compared to 1997.

Basic and diluted cash earnings per share (defined as earnings per share in accordance with generally accepted accounting principles plus after-tax amortization of intangibles that are deducted from regulatory capital for risk-based purposes) for the first nine months of 1998 were $2.26 and $2.25, respectively, representing increases of 4.6% and 4.7%, respectively, over the same period in 1997. Basic and diluted cash earnings per share for the third quarter of 1998 increased to $.78 from $.72 for the same period in 1997.

On an annualized basis, the Company's return on average total assets for the first nine months of 1998 and 1997 was 1.08%, and its return on average stockholders' equity for the first nine months of 1998 was 11.73%, a decrease of 1.3%, compared to the same period in 1997.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $7,496,000, or 3.0%, to $260,812,000 for the first nine months of 1998 from $253,316,000 for the same period in 1997. The increase in net interest income for the first nine months of 1998 over the same period in 1997 was primarily due to an increase in average earning assets of $194,072,000, or 2.7%, and an increase of one basis point (1% equals 100 basis points) in the net interest margin from 4.76% in 1997 to 4.77% in 1998. The increase in the net interest margin was primarily attributable to an increase of four basis points in the yield on average earning assets for the first nine months of 1998 over the same period in 1997, principally as a result of the partial liquidation of lower-yielding investment securities held by the Company. The Company used the proceeds from the partial liquidation to reduce its short-term borrowings and to fund higher-yielding loans. The increase in the yield on average earning assets was partially offset by an increase of three basis points in the rate paid on funding sources for the first nine months of 1998 over the same period in 1997. The increase in the rate paid on funding sources reflects, among other things, the issuance by First Hawaiian Capital I of $100,000,000 aggregate liquidation amount of its capital securities (the "Capital Securities") in June 1997 and a decrease in average noninterest-bearing demand deposits of $4,501,000, or .5%.

Net interest income, on a fully taxable equivalent basis, increased $3,979,000, or 4.7%, to $88,710,000 for the third quarter of 1998 from $84,731,000 for the same period in 1997. The increase in net interest income for the third quarter of 1998 over the same period in 1997 was primarily due to an increase in average earning assets of $329,001,000, or 4.7%, and a decrease of eight basis points on the rate paid on funding sources compared to the same period in 1997. The net interest income was negatively impacted by a decrease of nine basis points on the yield on average earning assets for the third quarter of 1998 compared to the same period in 1997.

Average earning assets increased by $194,072,000, or 2.7%, and $329,001,000 or 4.7%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997, primarily due to an increase in average loans during such periods. The increase was partially offset by the partial liquidation of investment securities in connection with the merger of FHB and Creditcorp in June 1998 and a change in the collateral requirements for state and local government funds.

Average loans for the first nine months and third quarter of 1998 increased by $325,114,000, or 5.5%, and $348,758,000, or 5.8%, respectively, over the same periods in 1997. The mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have resulted in growth in the Company's banking operations in the Pacific Northwest, automobile financing in California and Oregon and credit extensions to companies in the media and telecommunications industry located on the mainland United States. In addition, the Merger will further enhance this loan diversification strategy. Finally, the mix of average earning assets continues to change, with average loans representing 85.7% and 85.8% of average earning assets for the first nine months and third quarter of 1998, respectively, as compared to 83.4% and 84.8%, respectively, for the same periods in 1997.

Average interest-bearing deposits and liabilities increased by $142,033,000, or 2.3%, and $200,636,000, or 3.3%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997. The increase was primarily due to the issuance of the Capital Securities and an increase in deposits of $256,031,000, or 5.1%, and $260,858,000, or 5.1%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997, primarily from a shifting of state and local government funds from repurchase agreements to deposits. The increase was partially offset by a decrease in short-term borrowings that were repaid using proceeds received from the partial liquidation of the investment securities portfolio described above.

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


                                               QUARTER ENDED SEPTEMBER 30,
                             --------------------------------------------------------------
                                          1998                              1997
                             -----------------------------    -----------------------------
                                        INTEREST                         INTEREST
                             AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/    YIELD/
         ASSETS              BALANCE    EXPENSE    RATE(1)    BALANCE    EXPENSE    RATE(1)
                             -------    -------    -------    -------    -------    -------
                                                    (dollars in thousands)
Earning assets:
  Interest-bearing
     deposits in other
     banks                 $  199,255  $  2,915     5.80%    $ 128,025   $ 2,024     6.27%
  Federal funds sold and
     securities purchased
     under agreements to
     resell                   162,515     2,297     5.61       141,780     1,903     5.33
  Available-for-sale
     investment
     securities(2)            686,850    11,195     6.47       798,572    13,567     6.74
  Loans(3)(4)               6,322,620   138,595     8.70     5,973,862   132,087     8.77
                           ----------   -------             ----------   -------
     Total earning assets   7,371,240   155,002     8.34     7,042,239   149,581     8.43
                                        -------                          -------
Nonearning assets             765,298                          776,307
                           ----------                       ----------
     Total assets          $8,136,538                       $7,818,546
                           ==========                       ==========



                                          NINE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------------------------
                                          1998                         1997
                            -----------------------------  ----------------------------
                                        INTEREST                      INTEREST
                             AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/
         ASSETS              BALANCE    EXPENSE   RATE(1)  BALANCE    EXPENSE   RATE(1)
                             -------    -------   -------  -------    -------   -------
                                               (dollars in thousands)
Earning assets:
  Interest-bearing
     deposits in other
     banks                  $  171,063  $ 7,639    5.97%   $   72,568   $ 3,274    6.03%
  Federal funds sold and
     securities purchased
     under agreements to
     resell                    159,969     6,538    5.46      143,106     5,723    5.35
  Available-for-sale
     investment
     securities(2)             715,779    35,622    6.65      962,179    47,607    6.62
  Loans(3)(4)                6,262,026   409,195    8.74    5,936,912   388,239    8.74
                            ----------   -------           ----------   -------
     Total earning assets    7,308,837   458,994    8.40    7,114,765   444,843    8.36
                                         -------                        -------
Nonearning assets              783,338                        795,545
                            ----------                     ----------
     Total assets           $8,092,175                     $7,910,310
                            ==========                     ==========

----------

(1) Annualized.

(2) Average balances exclude the effects of fair value adjustments.

(3) Nonaccruing loans have been included in the computations of average loan balances.

(4) Interest income for loans included loan fees of $8,465 and $22,007 for the quarter and nine months ended September 30, 1998, respectively, and $6,180 and $18,161 for the quarter and nine months ended September 30, 1997, respectively.

                                                    QUARTER ENDED SEPTEMBER 30,
                                -------------------------------------------------------------
                                              1998                            1997
                                ------------------------------   ----------------------------
                                             INTEREST                       INTEREST
      LIABILITIES AND           AVERAGE      INCOME/   YIELD/    AVERAGE    INCOME/   YIELD/
STOCKHOLDERS' EQUITY            BALANCE      EXPENSE   RATE(1)   BALANCE    EXPENSE   RATE(1)
                                -------      -------   -------   -------    --------  -------
                                                      (dollars in thousands)
Interest-bearing deposits
  and liabilities:

  Deposits                     $5,356,562    $52,779    3.91%  $5,095,704   $50,292    3.92%
  Short-term borrowings           605,311      7,826    5.13      685,811     9,118    5.28
  Long-term debt and
     capital securities           314,036      5,687    7.19      293,758     5,440    7.35
                               ----------    -------           ----------   -------

     Total interest-bearing
        deposits and
        liabilities             6,275,909     66,292    4.19    6,075,273    64,850    4.23
                                             -------    ----                -------    ----

     Interest rate spread                               4.15%                          4.20%
                                                        ====                           ====

Noninterest-bearing demand
  deposits                        837,227                         806,653
Other liabilities                 262,246                         201,854
                               ----------                      ----------

     Total liabilities          7,375,382                       7,083,780

Stockholders' equity              761,156                         734,766
                               ----------                      ----------

     Total liabilities and
        stockholders' equity   $8,136,538                      $7,818,546
                               ==========                      ==========

     Net interest income
        and margin on
        earning assets                        88,710    4.77%                84,731    4.77%
                                                        ====                           ====

Tax equivalent adjustment                         29                            149
                                             -------                       --------

     Net interest income                     $88,681                       $ 84,582
                                             =======                       ========




                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------------------------------------
                                              1998                         1997
                                -----------------------------   -----------------------------
                                            INTEREST                       INTEREST
      LIABILITIES AND           AVERAGE     INCOME/   YIELD/    AVERAGE    INCOME/    YIELD/
STOCKHOLDERS' EQUITY            BALANCE     EXPENSE   RATE(1)   BALANCE    EXPENSE    RATE(1)
                                -------     --------  -------   -------    --------   -------
                                                      (dollars in thousands)
Interest-bearing deposits
  and liabilities:

  Deposits                     $5,304,440   $155,610   3.92%  $5,048,409  $146,105    3.87%
  Short-term borrowings           654,403     25,689   5.25      834,889    32,522    5.21
  Long-term debt and
     capital securities           316,291     16,883   7.14      249,803    12,900    6.90
                               ----------   --------          ----------  --------

     Total interest-bearing
        deposits and
        liabilities             6,275,134    198,182   4.22    6,133,101   191,527    4.18
                                            --------   ----               --------    ----

     Interest rate spread                              4.18%                          4.18%
                                                       ====                           ====

Noninterest-bearing demand
  deposits                        825,561                        830,062
Other liabilities                 245,855                        225,162
                               ----------                     ----------

     Total liabilities          7,346,550                      7,188,325

Stockholders' equity              745,625                        721,985
                               ----------                    ----------

     Total liabilities and
        stockholders' equity   $8,092,175                     $7,910,310
                               ==========                     ==========

     Net interest income
        and margin on
        earning assets                       260,812   4.77%               253,316    4.76%
                                                       ====                           ====

Tax equivalent adjustment                        104                           563
                                            --------                      --------

     Net interest income                    $260,708                      $252,753
                                            ========                      ========

----------

(1) Annualized.

AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                              SEPTEMBER 30,      December 31,       September 30,
                                  1998               1997               1997
                              -------------      ------------       -------------
                                                (in thousands)
        Amortized cost         $  651,340          $  778,528         $  698,560

        Unrealized gains           12,400               1,021              2,131

        Unrealized losses             (77)             (1,425)              (227)
                               ----------          ----------         ----------
        Fair value             $  663,663          $  778,124         $  700,464
                               ==========          ==========         ==========


Gross realized gains and losses for the nine months ended September 30, 1998 and 1997 were as follows:

                                         1998               1997
                                       --------           --------
                                             (in thousands)
        Realized gains                 $    145           $  1,060

        Realized losses                      (5)              (773)
                                       --------           --------

        Securities gains, net          $    140           $    287
                                       ========           ========

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS

The following table sets forth the loan portfolio by major categories and loan mix at September 30, 1998, December 31, 1997 and September 30, 1997:

                                              SEPTEMBER 30, 1998             December 31, 1997             September 30, 1997
                                           -----------------------        -----------------------        -----------------------
                                             AMOUNT            %            Amount            %            Amount            %
                                           ----------       ------        ----------       ------        ----------       ------
                                                                           (dollars in thousands)
Commercial, financial and
  agricultural                             $1,706,287         27.0%       $1,582,698         25.4%       $1,463,948         24.3%

Real estate:
        Commercial                          1,162,181         18.4         1,193,538         19.1         1,201,825         20.0
        Construction                          125,272          2.0           166,482          2.7           169,166          2.8
        Residential:
            Insured, guaranteed or
              conventional                  1,396,377         22.1         1,486,887         23.8         1,482,876         24.6
            Home equity credit lines          411,316          6.5           457,724          7.4           458,347          7.6
                                           ----------       ------        ----------       ------        ----------       ------
            Total real estate loans         3,095,146         49.0         3,304,631         53.0         3,312,214         55.0
                                           ----------       ------        ----------       ------        ----------       ------

Consumer                                      757,513         12.0           678,984         10.9           624,303         10.4
Lease financing                               362,859          5.7           333,270          5.3           296,181          4.9
Foreign                                       400,541          6.3           339,098          5.4           325,598          5.4
                                           ----------       ------        ----------       ------        ----------       ------
            Total loans                     6,322,346        100.0%        6,238,681        100.0%        6,022,244        100.0%
                                           ==========       ======        ==========       ======        ==========       ======

Less allowance for loan losses                 86,249                         82,596                         83,575
                                           ----------                     ----------                     ----------

            Total net loans                $6,236,097                     $6,156,085                     $5,938,669
                                           ==========                     ==========                     ==========

Total loans to:
        Total assets                                          77.2%                          77.1%                          76.3%
        Total earning assets                                  86.4%                          86.6%                          86.3%
        Total deposits                                       102.0%                         102.5%                         101.1%

The loan portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At September 30, 1998, total loans were $6,322,346,000, representing increases of 1.3% and 5.0% over December 31, 1997 and September 30, 1997, respectively.

Commercial, financial and agricultural loans as of September 30, 1998 increased $123,589,000, or 7.8%, over December 31, 1997, and $242,339,000, or 16.6%, over
September 30, 1997. Although the Company continues its efforts to diversify the loan portfolio, both geographically and by industry, overall loan volume in the State of Hawaii continues to decline as a result of the sluggish economy. Credit extensions in the Pacific Northwest and the media and telecommunications industry located on the mainland United States account for the majority of the increase in loan balances and geographic and industry diversification.

Consumer loans as of September 30, 1998 increased $78,529,000, or 11.6%, over December 31, 1997, and $133,210,000, or 21.3%, over September 30, 1997. The increase was primarily due to an increase in direct and indirect automobile financing in California and Oregon. Consumer loans consist primarily of direct and indirect automobile, credit card and unsecured financing.

Lease financing as of September 30, 1998 increased $29,589,000, or 8.9%, over December 31, 1997, and $66,678,000, or 22.5%, over September 30, 1997. The increase was primarily due to an increase in leveraged leases on equipment located on the mainland United States.

The Company's international operations, principally in Guam and Grand Cayman, British West Indies, involve foreign banking and international financing activities, including short-term investments, loans, acceptances, letters of credit financing and international funds transfers. International activities are identified on the basis of the domicile of the applicable customer. Foreign loans as of September 30, 1998, increased $61,443,000, or 18.1%, over December 31, 1997, and $74,943,000, or 23.0%, over September 30, 1997. The increase in foreign loans was primarily due to an increase in loan balances in Guam.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 1998, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

A summary of nonperforming assets at September 30, 1998, December 31, 1997 and September 30, 1997 follows:

                                                                SEPTEMBER 30,      December 31,     September 30,
                                                                     1998              1997              1997
                                                                -------------      ------------     -------------
                                                                              (dollars in thousands)
Nonperforming loans:
     Nonaccrual:
         Commercial, financial and agricultural                    $ 18,523          $  9,038          $ 12,876
         Real estate:
             Commercial                                               4,368             4,590             8,970
             Residential:
                Insured, guaranteed, or conventional                  7,562             6,353             6,695
                Home equity credit lines                                 40                50                --
                                                                   --------          --------          --------
                  Total real estate loans                            11,970            10,993            15,665
                                                                   --------          --------          --------

         Lease financing                                                 18                10                34
         Foreign                                                      1,256                --                --
                                                                   --------          --------          --------
                  Total nonaccrual loans                             31,767            20,041            28,575
                                                                   --------          --------          --------

     Restructured:
         Commercial, financial and agricultural                         579             1,532             1,879
         Real estate:
             Commercial                                              29,022            30,843            39,142
             Residential:
                Insured, guaranteed, or conventional                  1,115             2,626             2,812
                Home equity credit lines                                 --               559               559
                                                                   --------          --------          --------
                  Total real estate loans                            30,137            34,028            42,513
                                                                   --------          --------          --------
                  Total restructured loans                           30,716            35,560            44,392
                                                                   --------          --------          --------
                  Total nonperforming loans                          62,483            55,601            72,967

Other real estate owned                                              27,320            30,760            18,527
                                                                   --------          --------          --------
                  Total nonperforming assets                       $ 89,803          $ 86,361          $ 91,494
                                                                   ========          ========          ========

Past due loans:
     Commercial, financial and agricultural                        $  1,075          $  2,521          $  5,535
     Real estate:
         Commercial                                                   3,443               567             1,373
         Residential:
             Insured, guaranteed, or conventional                    23,444            25,002            15,912
             Home equity credit lines                                 2,568             2,077             2,402
                                                                   --------          --------          --------
                  Total real estate loans                            29,455            27,646            19,687
                                                                   --------          --------          --------

     Consumer                                                         3,137             3,589             3,204
     Lease financing                                                     --                11                26
     Foreign                                                          1,419                --                --
                                                                   --------          --------          --------
                  Total past due loans(1)                          $ 35,086          $ 33,767          $ 28,452
                                                                   ========          ========          ========

Nonperforming assets to total loans and
 other real estate owned (end of period):
     Excluding 90 days past due accruing loans                         1.41%             1.38%             1.51%
     Including 90 days past due accruing loans                         1.97%             1.92%             1.99%

Nonperforming assets to total assets
  (end of period):
     Excluding 90 days past due accruing loans                         1.10%             1.07%             1.16%
     Including 90 days past due accruing loans                         1.53%             1.48%             1.52%

----------

(1) Represents loans which are past due 90 days or more as to principal and/or interest, are still accruing interest and are in the process of collection.

Nonperforming assets decreased from $91,494,000, or 1.51% of total loans and other real estate owned ("OREO"), at September 30, 1997, to $89,803,000, or 1.41% of total loans and OREO, at September 30, 1998. The percentage of nonperforming assets to total assets decreased from 1.16% at September 30, 1997 to 1.10% at September 30, 1998.

The decrease in nonperforming assets of $1,691,000, or 1.8%, from September 30, 1997 to September 30, 1998 was primarily due to decreases in real estate - commercial restructured loans of $10,120,000, or 25.9%, partially offset by an increase in OREO of $8,793,000, or 47.5%. The decrease in real estate - commercial restructured loans was primarily due to the transfer of $8,300,000 to OREO and a loan payoff of $2,500,000. Transfers to OREO were partially offset by the sales of commercial and residential real estate properties totalling $2,834,000 and write-downs of OREO properties of $1,530,000. A commercial, financial and agricultural loan of $7,525,000, which was identified as a potential problem loan at June 30, 1998, was placed on nonaccrual status during the third quarter of 1998. Nonperforming foreign loans consist primarily of loans secured by real estate in the territory of Guam.

At September 30, 1998, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due in the table on page 16) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

Loans past due 90 days or more and still accruing interest totalled $35,086,000 at September 30, 1998, an increase of $6,634,000, or 23.3%, over September 30, 1997. The increase was primarily due to certain real estate - residential loans sold with recourse that were repurchased in the fourth quarter of 1997 and the first nine months of 1998 and foreign loans (primarily loans secured by real estate in the territory of Guam), which increase was partially offset by a decrease in commercial, financial and agricultural loans that are 90 days past due. All of the loans which are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

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

Recently, a number of countries in the Asia Pacific region, including Japan, have experienced significant weaknesses in their economies. The economic downturn in Asia may adversely impact the volume and spending level of Asian visitors to Hawaii, which in turn may adversely affect the Hawaiian economy. At September 30, 1998, outstanding commitments and loans to debtors in Asian countries of $13,192,000, excluding Japan, represented approximately .16% of total assets and 1.7% of total stockholders' equity. Including Japan, such outstanding commitments totalled $99,152,000, and represented approximately 1.21% of total assets and 12.9% of total stockholders' equity, in each case at September 30, 1998. These commitments and loans are primarily collateralized by certificates of deposit, Hawaii real estate, standby letters of credit issued by Asian banks and/or guarantees by credit-worthy Asian individuals and corporations.

The Company does not foresee a major improvement in Hawaii's economic conditions in the near term and believes that these trends may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:

                                       QUARTER ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                               ---------------------------------------------     ----------------------------------------------
                                       1998                     1997                     1998                     1997
                               --------------------     --------------------     --------------------     ---------------------
                                AVERAGE     AVERAGE      Average     Average      AVERAGE     AVERAGE      Average      Average
                                BALANCE     RATE(1)      Balance     Rate(1)      BALANCE     RATE(1)      Balance      Rate(1)
                               ----------   -------     ----------   -------     ----------   -------     ----------    -------
                                                                   (dollars in thousands)
Interest-bearing demand        $1,796,888     2.59%     $1,750,450     2.46%     $1,798,057     2.60%     $1,694,346     2.49%
Savings                           840,864     2.53         800,585     2.54         832,328     2.48         840,416     2.43
Time                            2,718,810     5.21       2,544,669     5.35       2,674,055     5.26       2,513,647     5.28
                               ----------               ----------               ----------               ----------
  Total interest-bearing
      deposits                  5,356,562     3.91       5,095,704     3.92       5,304,440     3.92       5,048,409     3.87

Noninterest-bearing demand        837,227       --         806,653       --         825,561       --         830,062       --
                               ----------     ----      ----------     ----      ----------     ----      ----------     ----
    Total deposits             $6,193,789     3.38%     $5,902,357     3.38%     $6,130,001     3.39%     $5,878,471     3.32%
                               ==========               ==========               ==========               ==========

Average interest-bearing deposits increased $256,031,000, or 5.1%, and $260,858,000, or 5.1%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997. The increase in average interest-bearing deposits was primarily due to a higher level of public funds and various deposit product programs initiated by the Company.

----------

(1)  Annualized.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                          QUARTER ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                                 -------------------------------         -------------------------------
                                                    1998                1997                1998                1997
                                                 -----------         -----------         -----------         -----------
                                                                         (dollars in thousands)
Loans outstanding (end of period)                $ 6,322,346         $ 6,022,244         $ 6,322,346         $ 6,022,244
                                                 ===========         ===========         ===========         ===========
Average loans outstanding                        $ 6,322,620         $ 5,973,862         $ 6,262,026         $ 5,936,912
                                                 ===========         ===========         ===========         ===========
Allowance for loan losses summary:
   Balance at beginning of period                $    85,749         $    84,189         $    82,596         $    85,248
                                                 -----------         -----------         -----------         -----------
   Loans charged off:
      Commercial, financial and agricultural           2,831                 967               4,291               4,320
      Real estate:
         Commercial                                      152                  10                 572                 353
         Construction                                     --                  --                  --                  61
         Residential                                   1,270                 615               2,887               2,650
      Consumer                                         3,602               3,688              11,284              10,199
      Lease financing                                     90                  --                  95                  16
      Foreign                                            120                  16                 336                  36
                                                 -----------         -----------         -----------         -----------
         Total loans charged off                       8,065               5,296              19,465              17,635
                                                 -----------         -----------         -----------         -----------
   Recoveries on loans charged off:
      Commercial, financial and agricultural              53                 130                 715               1,449
      Real estate:
         Commercial                                      260                  76                 775                 140
         Construction                                  1,224                  --               1,224                  --
         Residential                                     111                 122                 184                 784
      Consumer                                           602                 532               1,925               1,730
      Lease financing                                      8                  --                   8                  11
      Foreign                                             28                   5                  96                  18
                                                 -----------         -----------         -----------         -----------
         Total recoveries on loans previously
           charged off                                 2,286                 865               4,927               4,132
                                                 -----------         -----------         -----------         -----------
         Net charge-offs                              (5,779)             (4,431)            (14,538)            (13,503)
   Provision charged to expense                        6,279               3,817              18,191              11,830
                                                 -----------         -----------         -----------         -----------
   Balance at end of period                      $    86,249         $    83,575         $    86,249         $    83,575
                                                 ===========         ===========         ===========         ===========

Net loans charged off to average loans                   .36%(1)             .29%(1)             .31%(1)             .30%(1)
Net loans charged off to allowance for
   loan losses                                         26.58%(1)           21.03%(1)           22.54%(1)           21.60%(1)
Allowance for loan losses to total
   loans (end of period)                                1.36%               1.39%               1.36%               1.39%
Allowance for loan losses to nonperforming
   loans (end of period):
      Excluding 90 days past due
         accruing loans                                1.38X               1.15x               1.38X               1.15x
      Including 90 days past due
         accruing loans                                 .88X                .82x                .88X                .82x

----------

(1)   Annualized.

For the first nine months of 1998, the provision for loan losses was $18,191,000, an increase of $6,361,000, or 53.8%, over the same period in 1997.
The provision for loan losses was $6,279,000 for the third quarter of 1998, an increase of $2,462,000, or 64.5%, over the same period in 1997. The increase in the provision for loan losses for the first nine months and third quarter of 1998 over the same periods in 1997 reflects the prolonged economic downturn in Hawaii and a $2,769,000, or 52.3%, increase in loan charge-offs in the third quarter of 1998 compared to the same period in 1997.

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

Charge-offs were $19,465,000 for the first nine months of 1998, an increase of $1,830,000, or 10.4%, over the same period in 1997. Charge-offs for the third quarter of 1998 were $8,065,000 compared to $5,296,000 for the same period a year ago, an increase of $2,769,000, or 52.3%. The increase in charge-offs in the third quarter of 1998 was primarily due to a $2,500,000 commercial, financial and agricultural loan charge-off. For the first nine months of 1998, consumer loan charge-offs increased $1,085,000, or 10.6%, over the same period in 1997. Consumer loan charge-offs were negatively impacted by the ongoing sluggish Hawaii economy and a continued increase in personal bankruptcies. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

Excluding a $1,224,000 recovery on a real estate-construction loan in September 1998, recoveries decreased $429,000, or 10.4%, for the first nine months of 1998, compared to the same period in 1997. The decrease in recoveries reflects the ongoing sluggish Hawaii economy and continued increase in personal bankruptcies.

The allowance for loan losses increased to 1.38 times nonperforming loans (excluding 90 days past due accruing loans) at September 30, 1998 from 1.15 times at September 30, 1997 primarily due to a 14.4% decrease in nonperforming loans.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at September 30, 1998. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totalled $82,996,000 and $26,169,000, for the first nine months and third quarter of 1998, respectively, an increase of $10,130,000 and $2,678,000, or 13.9% and 11.4%, respectively, over the same periods in 1997.

Trust and investment services income increased $745,000 and $216,000, or 3.9% and 3.4%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997.

Service charges on deposit accounts increased $1,129,000 and $456,000, or 5.3% and 6.2%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997. The increase was primarily due to higher service charges and volume on checks paid and returned.

Other service charges and fees increased $3,819,000 and $1,523,000, or 17.6% and 19.7%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997. The increase was primarily due to higher: (1) income earned from annuity and mutual fund sales; and (2) mortgage servicing fees for mortgage loans that were originated and sold with servicing retained.

Other noninterest income increased $4,584,000 and $406,000, or 44.6% and 19.9%, for the first nine months and third quarter of 1998, respectively, over the same periods in 1997. The increase was primarily due to: (1) gains on sales of a corporate aircraft and the Maui regional manager's residence of $3,907,000 and $2,115,000, respectively; and (2) income earned on bank-owned life insurance on certain officers. The increase was partially offset by gains on sale of OREO totalling $3,029,000 in the second quarter of 1997.

NONINTEREST EXPENSE

Noninterest expense totalled $223,063,000 for the first nine months of 1998, an increase of 2.0% over the same period in 1997. Noninterest expense totalled $73,204,000 for the third quarter of 1998, an increase of 2.1% over the same period a year ago.

Total personnel expense (salaries and wages and employee benefits) decreased $5,391,000 and $1,097,000, or 4.8% and 3.0%, for the first nine months and third quarter of 1998, respectively, compared to the same periods in 1997. The decrease was primarily due to: (1) lower salaries and wages expense as a result of the Company's re-engineering and consolidation efforts; and (2) higher pension credits.

Occupancy expense for the first nine months of 1998 decreased $45,000, or .2%, compared to the same period in 1997. The occupancy expense for the third quarter of 1998 increased $565,000, or 6.2%, over the same period in 1997.

Equipment expense increased $743,000 and $192,000, or 4.0% and 3.3%, respectively, for the first nine months and third quarter of 1998, over the same periods in 1997. The increase was a result of: (1) higher data processing equipment rental expense; and (2) higher depreciation expense on furniture and equipment.

Other noninterest expense increased $9,017,000 and $1,840,000, respectively, for the first nine months and third quarter of 1998, an increase of 15.3% and 9.3%, respectively, over the same periods in 1997. The increase was the result of write-downs of certain OREO, higher outside service expenses primarily related to the Year 2000 project (see Year 2000 disclosure on pages 22 to 24) and higher foreclosed property expenses. In addition, the cash surrender value of certain executive life insurance policies increased (recorded as a credit to insurance expense) in March 1997. This increase was partially offset by a loss on the sales of a loan in June 1997 and certain OREO in March 1997.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first nine months and third quarter of 1998 was 36.1% and 36.3%, respectively, as compared to 32.5% and 34.4%, respectively, for the same periods in 1997. The effective tax rates in 1998 were comparatively higher because the effective tax rate for the first nine months and third quarter of 1997 was positively impacted by: (1) the recognition of certain previously unrecognized tax credits; (2) the partial reversal of an overaccrual of State of Hawaii income taxes; and (3) the donation of real property to a non-profit organization.

LIQUIDITY AND CAPITAL

Stockholders' equity was $768,582,000 at September 30, 1998, an increase of 5.0% over $731,701,000 at December 31, 1997. The ratio of average stockholders' equity to average total assets was 9.35% for the third quarter of 1998 compared to 9.40% for the third quarter of 1997.

The primary source of funds for the dividends paid by the Company to its stockholders is dividends received from its subsidiaries. FHB and Pacific One are subject to regulatory limitations on the amount of dividends they may declare or pay. At September 30, 1998, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $292,077,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below, at September 30, 1998) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

                                                          Minimum
                                                         For Capital                   To Be
                               Actual                 Adequacy Purposes           Well-Capitalized
                        --------------------        --------------------        --------------------
                         Amount        Ratio         Amount        Ratio         Amount        Ratio
                        --------       -----        --------       -----        --------       -----
                                                      (dollars in thousands)
Tier 1 Capital to
   Risk-Weighted
   Assets               $749,413        9.60%       $312,194        4.00%       $468,291        6.00%
Total Capital to
   Risk-Weighted
   Assets               $905,662       11.60%       $624,388        8.00%       $780,485       10.00%
Tier 1 Capital to
   Average Assets       $749,413        9.34%       $240,743        3.00%            N/A         N/A

As of September 30, 1998, the Company and its depository institution subsidiaries were categorized as well-capitalized under the applicable Federal regulations. To be categorized as well-capitalized, the Company must maintain Tier 1 risk-based and total risk-based capital ratios of 6% and 10%, respectively (as set forth in the table above). Management is not aware of any conditions or events subsequent to September 30, 1998, that would cause a change in the Company's category.

YEAR 2000 ISSUES

Background

Many computer programs were written, and many computer chips were programmed, to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. If not corrected, software and computer systems may fail or create erroneous results in the year 2000. Also, computer chips embedded in many operating facilities -- such as elevators and communication systems -- may cause equipment malfunctions because of the year 2000 date change. These potential software and systems problems may affect the Company, the outside companies and agencies that the Company relies upon to conduct its business and to service its customers ("External Parties"), and the Company's borrowers. Failure by the Company or these third parties to successfully address year 2000 issues could have a material and adverse effect on the Company's business, results of operations or financial condition.

In 1995, management of the Company responded to these issues by commencing a comprehensive year 2000 program focused on ensuring that the Company's information management and processing software and hardware and other date-sensitive facilities will continue to function properly in the year 2000 and thereafter. The Board of Directors of the Company assigned to the Joint Audit Committee the special responsibility to monitor progress on year 2000 compliance efforts and to inform the Board of Directors accordingly.

The Company's year 2000 program is designed to comply with guidelines issued by the Federal Financial Institutions Examination Council (the "FFIEC"). The Federal Deposit Insurance Corporation (the "FDIC") and Federal Reserve, which are members of the FFIEC, will conduct year 2000 compliance examinations of the Company, FHB, Pacific One and Bank of the West. These examinations will result in one of three ratings: "satisfactory," "needs improvement," or "unsatisfactory," and institutions that receive a rating of unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. Disclosure of these ratings is not permitted by federal regulations.

The Company's program includes five major phases -- inventory, assessment, strategies, solution (remediation or replacement of noncompliant items) and testing and certification (which includes stand-alone and integration testing). In the inventory and assessment phases, the Company classified items to be addressed as "mission critical" or "non-mission critical". Mission critical items are those applications or systems that are vital to the successful continuance of a core business activity of the Company.

Status of Implementation Program

The Company has completed the inventory, assessment and strategy phases of the program. The Company has also completed the solution phase for over 75% of both mission critical and non-mission critical items, and stand-alone testing and certification for approximately 50% of mission critical items and 60% of non-mission critical items. Stand-alone testing and certification for internal mission critical systems is scheduled to be substantially completed by the end of 1998, with stand-alone and integration testing for all systems, both mission critical and non-mission critical, to be completed by June 30, 1999.

External Parties

The Company is also assessing the year 2000 compliance efforts of External Parties. The Company has categorized External Parties as follows: (i) external processors -- vendors who provide core business processing services, such as credit card processing, and vendors who provide information access for the Company's customers (such as business and home P.C. banking); (ii) external interfaces -- companies and agencies with whom the Company exchanges information by electronic or nonelectronic media, -- such as automated clearing house transactions; and (iii) external alliances -- vendors, suppliers, providers, business partners, customers and other third parties that are not covered by any other category, such as credit bureaus and stock quotation services. Contacts with External Parties in the three categories above that have "mission critical" relationships with the Company have been started and are scheduled for completion by December 1998. Testing of available data is expected to be completed by the second quarter of 1999.

Borrowers

The Company also has commenced an assessment program with respect to year 2000 compliance by borrowers. Credit officers completed the first stage of a credit risk survey and assessment process in August 1998. Borrowers were selected for review based on certain commitment levels. The commitment levels were based on FFIEC guidelines and management judgement. The selected borrowers were classified as "high risk," "medium risk" or "low risk" depending on their year 2000 status. High risk credits will be reassessed quarterly and medium-risk and low-risk credits will be reassessed semi-annually. These credit assessments are taken into account by the Company in the assessment of its allowance for loan losses. All applicants for new credits at each bank are being evaluated for year 2000 risk among other underwriting factors, if applicable.

Budget

The Company currently estimates that it will incur costs relating solely to the year 2000 program of approximately $9 million through June 30, 2000. It also estimates that an additional $3 million will be required for purchases and installations of new or replacement systems or equipment that were accelerated to address year 2000 issues. The source of these funds will be the operating cash flow of the Company. Through September 30, 1998, an estimated total of $2.9 million has been expended on year 2000 compliance efforts.

Merger

As previously discussed, on November 1, 1998, BancWest, parent company of Bank of the West, merged with and into FHI (the surviving corporation referred to herein as "New BancWest"). The year 2000 compliance program of Bank of the West will be reviewed by New BancWest.

Bank of the West currently estimates that it will incur costs of approximately $3.1 million related to its year 2000 program, and additional costs of approximately $2.2 million on projects that were accelerated to resolve year 2000 problems. Through September 30, 1998, approximately $1.2 million has been expended on year 2000 projects. In addition, approximately $1.2 million has been expended on the planning and installation of accelerated systems and applications as described above.

Contingency Plans

The Company is also preparing contingency plans to minimize disruption to bank operations due to year 2000 issues. These plans will address, among other things, the Company's exposure to year 2000 resulting from noncompliance by critical External Parties. The development of contingency plans is underway and it is the Company's goal to complete and test these plans for mission critical products and services in 1999.

Even though it is expected that the Company's program will adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise and impact the Company's business, results of operations or financial condition. In addition, there is no assurance that the failure of any External Party or borrower to resolve its year 2000 issues would not have a material and adverse effect on the Company's business, financial condition or results of operations.

Readers are cautioned that forward-looking statements in this discussion of year 2000 issues should be read in conjunction with the Company's disclaimers on page 8 as to the risks and uncertainties relating to such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain disclosures in this Item 3 are forward-looking statements about matters that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. See Item 2 above for a discussion of factors that could cause or contribute to such differences. The discussions included in this Item 3 do not reflect the expected impact of the Merger.

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

The net interest income of the Company is subject to interest rate risk to the extent the Company's interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could also reduce net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers' propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage loans based on the interest rate environment.

The Asset/Liability Committees of each of the Company's subsidiary companies are responsible for managing interest rate risk. Oversight for the Company as a whole and individual subsidiary companies is also provided by the Treasury & Investment Division and the Asset/Liability Committee of FHB. The frequency of the various Asset/Liability Committee meetings range from weekly to monthly. Recommendations for changes to a particular subsidiary's interest rate profile or policies are made to its Board of Directors. Other than loans that are originated and held for sale, the Company does not purchase derivative products or other financial instruments for trading purposes or enter into agreements with respect thereto.

The Company's exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing the asset and/or liability mix to adjust for sensitivity to interest rate changes -- including by increasing or decreasing the amounts of fixed and/or variable instruments held by the Company) and/or utilizing off-balance sheet instruments such as interest rate swaps, caps or floors.

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

The Company continues to monitor the projected impact of increases and decreases in interest rates on the Company's net interest income. Exposure remains well within board-approved limits.

SIGNIFICANT ASSUMPTIONS UTILIZED AND INHERENT LIMITATIONS

The significant net interest income changes for each interest rate scenario include assumptions based on accelerating or decelerating mortgage prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers' behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions because prepayments are affected by many variables that cannot be predicted with certainty (e.g., prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

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

At September 30, 1998, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 36) and "Notes to Financial Statements" (page 47) in the Financial Review section of the Company's Annual Report 1997.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) In connection with the merger (the "Merger") of BancWest Corporation (" Old BancWest") with and into First Hawaiian, Inc. (the "Company"), certain amendments were made to the certificate of incorporation and bylaws of the Company that modify or otherwise affect the rights of holders of the Company's common stock (the "Common Stock"). These amendments primarily relate to the issuance to the shareholders of Old BancWest of shares of newly authorized class A common stock of the Company (the "Class A Common Stock") in an amount equal to approximately 45% of the total number of shares of the Class A Common Stock and the Common Stock that were outstanding immediately after the Merger. In addition, in connection with the closing of the Merger on November 1, 1998; the Company entered into a Standstill and Governance Agreement and Registration Rights Agreement with Banque Nationale de Paris ("BNP"), which owned directly and through a subsidiary, all of the voting stock of Old BancWest immediately prior to the Merger. These agreements govern most aspects of the relationship between the Company and BNP after the Merger.

               The above-referenced amendments to the Company's certificate and bylaws and the agreements that the Company entered into with BNP in connection with the Merger and the issuance of the Class A Common Stock are described in the Company's proxy statement filed with the Securities and Exchange Commission (the "SEC") on July 17, 1998, and Company's Form 8-A filed with the SEC on October 30, 1998, which are hereby incorporated herein by reference. Copies of such amendments and agreements are included as exhibits to this Form 10-Q.

         (b)   See Item 2(a) above.

         (c) On November 1, 1998, the Company issued 25,814,768 shares of its Class A Common Stock (the "Class A Shares") to BNP in exchange for all of the outstanding shares of common stock of Old BancWest in connection with the Merger, as set forth in Item 2(a) above.

               The Class A Shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, in a transaction by the issuer not involving a public offering.

               Shares of Class A Common Stock may in certain circumstances convert into shares of Common Stock as described in the agreements and amendments referred to in Item 2(a) above.

               In connection with the Merger, the surviving corporation in the Merger ("New BancWest") issued, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 131,236 options to acquire shares of common stock, par value $1.00 per share, of New BancWest ("New BancWest Common Stock") and 411,049 shares of restricted New BancWest Common Stock, to certain employees of Old BancWest in exchange for the termination of certain Old BancWest stock appreciation rights that were held by such employees.

         (d)   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On August 28, 1998, FHI held a special meeting of its stockholders to consider and vote upon the adoption of the Agreement and Plan of Merger, dated as of May 28, 1998 (the "Merger Agreement"), between FHI and BancWest Corporation ("BancWest"), pursuant to which, among other things, (i) BancWest would be merged with and into FHI (the "Merger"), (ii) the outstanding shares of common stock, without par value, of BancWest ("BancWest Common Stock"), all of which were then owned by Banque Nationale de Paris ("BNP"), would be exchanged for a number of shares of FHI's Class A Common Stock, par value $1.00 per share (the "Class A Common Stock"), equal to 45% of the aggregate outstanding voting power of the surviving corporation after the Merger, and (iii) certain amendments that would be made to FHI's certificate of incorporation, in each case as more fully described in FHI's proxy statement which was filed with the Securities and Exchange Commission on July 17, 1998. The following are voting results with respect to the adoption and approval of the Merger, dated as of May 28, 1998: for - 25,707,804 (97.8%), against - 498,329 (1.9%), abstained - 80,316
               (.3%) and unvoted - 10 (less than .1%).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3(i) Certificate of Incorporation of BancWest Corporation (formerly First Hawaiian, Inc.) (incorporated by reference to Exhibit 3(i) of the BancWest Corporation Current Report on Form 8-K dated as of November 1, 1998, File No. 0-7949).

               3(ii) Amended and Restated By-Laws of BancWest Corporation (formerly First Hawaiian, Inc.) (incorporated by reference to Exhibit 3(ii) of the BancWest Corporation Current Report on Form 8-K dated as of November 1, 1998, File No. 0-7949).

               4(i) Standstill and Governance Agreement between First Hawaiian, Inc. and Banque Nationale de Paris, dated November 1, 1998 (incorporated by reference to Exhibit 4(i) of the BancWest Corporation Current Report on Form 8-K dated as of November 1, 1998, File No. 0-7949).

               4(ii) Registration Rights Agreement between First Hawaiian, Inc. and Banque Nationale de Paris, dated November 1, 1998 (incorporated by reference to Exhibit 4(ii) of the BancWest Corporation Current Report on Form 8-K dated as of November 1, 1998, File No. 0-7949).

               Exhibit 12 Statement regarding computation of ratios.

               Exhibit 27 Financial data schedule.

         (b)   Reports on Form 8-K

               Current report, dated as of September 21, 1998, discussing the approval by the Board of Governors of Federal Reserve System of the merger of First Hawaiian, Inc. with BancWest Corporation (the "Merger") and certain other Merger-related matters.

               Current report, dated as of November 1, 1998, announcing the consummation of the Merger and amendments to the certificate and by-laws of the Company to: (i) create the Class A Common Stock and a related class of directors, (ii) change the name of the corporation to "BancWest Corporation" and (iii) provide for various corporate governance and other related matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANCWEST CORPORATION
                                        (REGISTRANT)

Date November 13, 1998                  By          /s/ HOWARD H. KARR
     -------------------                   -------------------------------------
                                                        HOWARD H. KARR
                                                 EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER     DESCRIPTION
-------     -----------
 3(i)       Certificate of Incorporation of BancWest Corporation (formerly First
            Hawaiian, Inc.) (incorporated by reference to Exhibit 3(i) of the
            BancWest Corporation Current Report on Form 8-K dated as of
            November 1, 1998, File No. 0-7949).

 3(ii)      Amended and Restated By-Laws of BancWest Corporation (formerly First
            Hawaiian, Inc.) (incorporated by reference to Exhibit 3(ii) of the BancWest Corporation Current Report on Form 8-K dated as of
            November 1, 1998, File No. 0-7949).

 4(i)       Standstill and Governance Agreement between First Hawaiian, Inc. and
            Banque Nationale de Paris, dated November 1, 1998 (incorporated by reference to Exhibit 4(i) of the BancWest Corporation Current Report on Form 8-K dated as of November 1, 1998, File No. 0-7949).

 4(ii)      Registration Rights Agreement between First Hawaiian, Inc. and
            Banque Nationale de Paris, dated November 1, 1998 (incorporated by reference to Exhibit 4(ii) of the BancWest Corporation Current
            Report on Form 8-K dated as of November 1, 1998, File No. 0-7949).

 12         Statement regarding computation of ratios.

 27         Financial data schedule.