Form 10-K
period 1998-12-31
BANCWEST CORP/HI
filed 1999-03-17
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           ---------------------------


                                    FORM 10-K
(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from . . . . . . . . . . to . . . . . . . . . . .

                          Commission file number 0-7949

                           ---------------------------


                              BANCWEST CORPORATION
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

                           ---------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange on
    Title of each class                                    which registered
    -------------------                                    ----------------
Common Stock, $1.00 Par Value                          New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                (Title of class)
                           ---------------------------


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

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999 was $724,177,000.

 The number of shares outstanding of each of the registrant's classes of common stock as of February 26, 1999 was:

         Title of Class                            Number of Shares Outstanding
         --------------                            ----------------------------
   Common Stock, $1.00 Par Value                        31,577,390 Shares
Class A Common Stock, $1.00 Par Value                   25,814,768 Shares

                           ---------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE
                Portions of the following documents are incorporated by
                          reference in this Form 10-K:

            DOCUMENTS                                     FORM 10-K REFERENCE
            ---------                                     -------------------
BancWest Corporation Annual Report 1998                     Parts I and II
BancWest Corporation Proxy Statement dated
  March 1, 1999 for the Annual Meeting
       of Stockholders                                         Part III

================================================================================

                                     INDEX

                                                    PART I


                                                                                                         PAGE
                                                                                                         ----
Item 1.       Business...............................................................................      1

Item 2.       Properties.............................................................................     14

Item 3.       Legal Proceedings......................................................................     14

Item 4.       Submission of Matters to a Vote of Security Holders....................................     14

Executive Officers of the Registrant.................................................................     15



                                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters....................................................................     17

Item 6.       Selected Financial Data................................................................     17

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................     17

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk..............................     18

Item 8.       Financial Statements and Supplementary Data............................................     20

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................................     20



                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................     21

Item 11.      Executive Compensation.................................................................     21

Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................     21

Item 13.      Certain Relationships and Related Transactions.........................................     21



                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K............................................................................     22

Signatures    .......................................................................................     25

Exhibit Index .......................................................................................     28

                                     PART I

ITEM 1.   BUSINESS

BANCWEST CORPORATION (FORMERLY KNOWN AS FIRST HAWAIIAN, INC.) -

BancWest Corporation, a Delaware corporation (the "Corporation"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Corporation is allowed to acquire or invest in the securities of companies that are engaged in banking or in activities closely related to banking as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in First Hawaiian Bank ("First Hawaiian"), a State of Hawaii-chartered bank; Bank of the West, a State of California-chartered bank with authority to operate interstate branches in Oregon, Washington and Idaho; FHL Lease Holding Company, Inc. ("FHL"), a financial services loan company; and First Hawaiian Capital I (the "Trust"), a Delaware business trust. First Hawaiian, Bank of the West, FHL and the Trust are wholly-owned subsidiaries of the Corporation. At December 31, 1998, the Corporation had consolidated total assets of $15.0 billion, total deposits of $11.3 billion and total stockholders' equity of $1.7 billion. Based on assets as of December 31, 1998, the Corporation was the 49th largest bank holding company in the United States as reported in the American Banker.

On November 1, 1998, the former BancWest Corporation ("Old BancWest"), parent company of Bank of the West, merged (the "Merger") with and into First Hawaiian, Inc. ("FHI"). Upon consummation of the Merger, FHI, the surviving corporation, changed its name to "BancWest Corporation". Prior to the consummation of the Merger, Old BancWest was wholly owned by Banque Nationale de Paris ("BNP"). BNP received approximately 25.8 million shares of the Corporation's newly-authorized Class A Common Stock representing approximately 45% of the then outstanding total voting stock of the Corporation in the Merger (a purchase price of approximately $905.7 million). As a result of the Merger, Bank of the West is now a wholly-owned subsidiary of the Corporation. Additional information regarding the Merger is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 28 through 49), "Note 2. Mergers and Acquisitions" (pages 60 and 61), "Note 3. Restructuring, Merger-Related and Other Nonrecurring Costs" (page 61) and "Note 12. Common Stock and Earnings Per Share" (pages 65 and 66) in the Financial Review Section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto.

FIRST HAWAIIAN BANK -

First Hawaiian, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu. First Hawaiian is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. The deposits of First Hawaiian are insured by the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended (the "FDIA").

First Hawaiian is a full-service bank conducting a general commercial and consumer banking business and offering trust and insurance services. Its banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, agricultural, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling cash management services, insurance products, mutual funds and annuities, traveler's checks and personal money orders; issuing letters of credit; handling domestic and foreign collections; providing safe deposit and night depository facilities; offering lease financing; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

At December 31, 1998, First Hawaiian had total assets of $7.2 billion and total deposits of $5.5 billion, making it the second largest bank in Hawaii.

On June 19, 1998, First Hawaiian Creditcorp, Inc. ("Creditcorp"), a former wholly-owned subsidiary of the Corporation, was merged with and into First Hawaiian. As a result of the merger, all 13 Creditcorp branches were closed.

     DOMESTIC SERVICES -
The domestic operations of First Hawaiian are carried out through its main banking office located in Honolulu, Hawaii, with 55 other banking offices located throughout the State of Hawaii. All but one of the banking offices are equipped with automatic teller machines that provide 24-hour service to customers wishing to make withdrawals from and deposits to their personal checking and savings accounts, to make balance inquiries, to obtain interim bank statements and to make utility and loan payments. Sixty-three automatic teller machines at nonbranch locations provide balance inquiry, withdrawal transaction and account transfer services. At selected non-branch locations, interim bank statements are also available. First Hawaiian is a member of the CIRRUS(R)/MasterCard(R), Plus(R)/VISA(R) and Star System(R), AFFN(R), American Express(R), Discover(R) and JCB(R) automatic teller machine networks, which provide First Hawaiian's customers with access to their funds nationwide and in selected foreign countries.

     LENDING ACTIVITIES -
First Hawaiian engages in a broad range of lending activities, including making real estate, commercial and consumer loans. At December 31, 1998, First Hawaiian's loans totalled $5.6 billion, representing 76.7% of total assets. At that date, 47.2% of the loans were construction, commercial and residential real estate loans, 27.6% were commercial loans, 13.0% were consumer loans, 6.8% were foreign loans and 5.4% were leases.

REAL ESTATE LENDING--CONSTRUCTION. First Hawaiian provides construction financing for a variety of commercial and residential single-family subdivision and multi-family developments. At December 31, 1998, 3.4% of First Hawaiian's total real estate loans were collateralized by properties under construction.

REAL ESTATE LENDING--COMMERCIAL. First Hawaiian provides permanent financing for a variety of commercial developments, such as various retail facilities, warehouses and office buildings. At December 31, 1998, 36.1% of First Hawaiian's total real estate loans were collateralized by commercial properties.

REAL ESTATE LENDING--RESIDENTIAL. First Hawaiian makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance or improve residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii. At December 31, 1998, 60.5% of First Hawaiian's total real estate loans were collateralized by single-family and multi-family residences.

COMMERCIAL LENDING. First Hawaiian is a major lender to primarily small- and medium-sized businesses in Hawaii. First Hawaiian also participates in syndication lending to highly rated large corporate entities and to the media and telecommunications industry located on the mainland U.S.

CONSUMER LENDING. First Hawaiian offers many types of loans and credits to consumers including lines of credit, uncollateralized or collateralized and various types of personal and automobile loans. First Hawaiian also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian's Dealer Center is the largest commercial bank automobile lender in the State of Hawaii. First Hawaiian is the largest issuer of MasterCard(R) credit cards and the second largest issuer of VISA(R) credit cards in Hawaii.

     INTERNATIONAL BANKING SERVICES -
First Hawaiian maintains an International Banking Division which provides international banking products and services through First Hawaiian's branch system, international banking headquarters in Honolulu, a Grand Cayman branch, two Guam branches, a branch in Saipan and a representative office in Tokyo, Japan. First Hawaiian maintains a network of correspondent banking relationships throughout the world.

First Hawaiian's international banking activities are primarily trade-related and are concentrated in the Asia-Pacific area.

     TRUST SERVICES -
First Hawaiian's Trust and Investments Division offers a full range of trust and investment management services. The Trust and Investments Division provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 1998, the Trust and Investments Division had 5,696 accounts with a market value of $9.7 billion. Of this total, $7.0 billion represented assets in nonmanaged accounts and $2.7 billion were managed assets.

The Trust and Investments Division maintains custodial accounts pursuant to which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations and rent collection.

     SECURITIES AND INSURANCE SERVICES -
First Hawaiian, through a wholly-owned subsidiary, offers insurance needs analysis for individuals, families and businesses as well as insurance products such as life, disability and long-term care. In association with an independent registered broker-dealer, First Hawaiian offers mutual funds, annuities and other securities in its branches.

BANK OF THE WEST -

Bank of the West is a State of California-chartered bank that is not a member of the Federal Reserve System. The deposits of Bank of the West are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. The predecessor of Bank of the West, "The Farmers National Gold Bank," was chartered as a national banking association in 1874 in San Jose, California.

On November 1, 1998, Pacific One Bank, a former wholly-owned subsidiary of the Corporation, was merged with and into Bank of the West. As a result of the merger, 39 Pacific One Bank branches in Oregon, Washington and Idaho became branches of Bank of the West.

Bank of the West is the fifth largest bank in the State of California, with total assets of approximately $7.7 billion and total deposits of approximately $5.8 billion at December 31, 1998. Bank of the West conducts a general commercial banking business, providing retail and corporate banking and trust services to individuals, institutions, businesses and governments through 142 branches and other commercial banking offices located primarily in the San Francisco Bay area and elsewhere in the Northern and Central Valley regions of California and in Oregon, Washington and Idaho. Bank of the West also generates indirect automobile loans and leases, recreational vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states. Bank of the West's principal subsidiary is Essex Credit Corporation ("Essex"), a Connecticut corporation. Essex is engaged primarily in the business of originating and selling consumer loans on a nationwide basis, such loans being made for the purpose of acquiring or refinancing pleasure boats or recreational vehicles. Essex generally sells the loans that it makes to various banks and other financial institutions, which banks and institutions thereafter service such loans. Essex has a network of 11 regional direct lending offices located in the following states: California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, New York, North Carolina, Texas and Washington.

     COMMUNITY BANKING -
The focus of Bank of the West's community banking strategy has been Northern California and now, with the merger with Pacific One Bank, the Pacific Northwest region. The Northern California market region is comprised of the San Francisco Bay area and the Central Valley area of California. The San Francisco Bay area is one of the State of California's wealthiest regions, and the Central Valley of California is an area which has been experiencing rapid transition from a largely agricultural base to a mix of agricultural and commercial enterprises. The Pacific Northwest region includes the states of Oregon, Washington and Idaho.

Bank of the West utilizes its 142-branch network as its principal funding source. A key element of Bank of the West's community banking strategy is to seek to distinguish itself as the provider of the "best value" in community banking services. To this end, Bank of the West seeks to position itself within its markets as an alternative to both the higher-priced, smaller "boutique" commercial banks as well as the larger commercial banks, which may be perceived as offering lower service and lower prices on a "mass market" basis.

In pursuing the Northern California and Pacific Northwest community banking markets, Bank of the West seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, Bank of the West generates a variety of consumer loans, including direct vehicle loans, consumer lines of credit and second mortgages. In addition, Bank of the West generates and holds a small portfolio of first mortgage loans on one- to four-family residences. Through its commercial banking operations conducted from its branch network, Bank of the West offers a wide range of basic commercial banking products intended to serve the needs of smaller community-based businesses. These loan products include in-branch originations of standardized products for businesses with relatively simple banking and financing needs. More complex and customized commercial banking services are offered through Bank of the West's regional banking centers which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the relevant market areas. Bank of the West also provides a number of fee-based products and services such as annuities, insurance and securities brokerage.

     PROFESSIONAL BANKING, TRUST SERVICES -
The Professional Banking and Trust & Investment Services areas within the Community Banking division provide a wide range of products to targeted markets. Professional Banking, located in San Francisco, serves the banking needs of attorneys, doctors and other working professionals. The Trust & Investment Services area, headquartered in San Jose, and with offices in San Francisco, provides a full range of individual and corporate trust services.

     COMMERCIAL BANKING -
Bank of the West's Business Banking division supports commercial lending activities for larger business customers through six regional lending centers located in Northern and Central California. Each regional office provides a wide range of loan and deposit services to mid-sized companies with borrowing needs of $500,000 to $25 million. Lending services include receivable and inventory financing, equipment term loans, letters of credit, agricultural loans and trade finance. Other banking services include cash management, insurance products, trust, investment, foreign exchange and various international banking services.

The Specialty Lending division seeks to provide focused banking services and products to specifically targeted markets where Bank of the West's resources, experience and technical expertise give it a competitive advantage. Through operations conducted in this division, Bank of the West has established a significant national market niche among those commercial banks which are lenders to religious organizations. In addition, leasing operations within Specialty Lending have made Bank of the West a significant provider of equipment leasing financing, including both standard and tax-oriented products, to a wide array of clients. To support the cash management needs of both Bank of the West's corporate banking customers and large private and public deposit relationships maintained with Bank of the West, the Specialty Lending division operates a Cash Management group which provides a full range of innovative and relationship-focused cash management services.

The Real Estate Industries division, whose primary markets are Northern and Central California and Nevada, originates and services construction, short-term and permanent loans to residential developers, commercial builders and investors. The division is particularly active in financing the construction of detached residential subdivisions in Northern California. Other construction lending activities include low-income housing, industrial development, apartment, retail and office projects. The division also originates and services single-family home loans sourced through the Bank's Community Bank branch network.

     CONSUMER FINANCE -
The Consumer Finance division targets the production of auto loans and leases in the Western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. The Consumer Finance division originates recreational vehicle and marine credits on a nationwide basis through sales representatives located throughout the country servicing a network of over 1,900 recreational vehicle and marine dealers and brokers. During the fourth quarter of 1997, Bank of the West acquired Essex to complement its dealer marine and recreational vehicle presence. Essex primarily focuses on the origination and sale of loans in the broker marine market and also originates and sells loans to finance the acquisition of recreational vehicles.

The division's auto lending activity is primarily focused in the Western United States. Bank of the West originates loans and leases to finance the purchase of new and used autos, light trucks and vans through a network of more than 2,000 dealers and brokers in California, Nevada, Oregon and Arizona.

FHL LEASE HOLDING COMPANY, INC. -

FHL, a financial services loan company, primarily finances and leases personal property including equipment and vehicles, and acts as an agent, broker or advisor in the leasing or financing of such property for affiliates as well as third parties. On January 1, 1997, FHL sold certain leases to First Hawaiian Leasing, Inc., a subsidiary of First Hawaiian. FHL is in a runoff mode and all new leveraged and direct financing leases are recorded by First Hawaiian Leasing, Inc.

At December 31, 1998, FHL's net investment in leases amounted to $66.6 million and total assets were $93.2 million.

FIRST HAWAIIAN CAPITAL I -

The Trust is a Delaware business trust which was formed in 1997. The Trust issued $100,000,000 of its Capital Securities (the "Capital Securities") and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures of the Corporation. The Capital Securities qualify as Tier 1 Capital of the Corporation and are fully and unconditionally guaranteed by the Corporation. All of the common securities of the Trust are owned by the Corporation.

At December 31, 1998, the Trust's total assets were $107.4 million.

HAWAII COMMUNITY REINVESTMENT CORPORATION -

In an effort to support affordable housing and as part of First Hawaiian's community reinvestment program, First Hawaiian is a member of the Hawaii Community Reinvestment Corporation (the "HCRC"). The HCRC is a consortium of local financial institutions that provides $50 million in permanent long-term financing for affordable housing rental projects throughout Hawaii for low- and moderate-income residents.

The $50 million loan pool is funded by the member financial institutions which participate pro rata (based on deposit size) in each HCRC loan. First Hawaiian's participations in these HCRC loans are included in its loan portfolio.

HAWAII INVESTORS FOR AFFORDABLE HOUSING, INC. -

To further enhance First Hawaiian's community reinvestment program and provide support for the development of additional affordable housing rental units in Hawaii, First Hawaiian, and other HCRC member institutions, have subscribed to a $19.7 million tax credit equity fund ("Hawaii Affordable Housing Fund I") and a $20.0 million tax credit equity fund ("Hawaii Affordable Housing Fund II").

Hawaii Affordable Housing Fund I and Hawaii Affordable Housing Fund II (the "Funds") have been established to invest in qualified low-income housing tax credit rental projects and to ensure that these projects are maintained as low-income housing throughout the required compliance period. First Hawaiian's investments in the Funds are included in its investment portfolio.

EMPLOYEES -

At December 31, 1998, the Corporation had 4,851 full-time equivalent employees. First Hawaiian and Bank of the West employed 2,470 and 2,381 persons, respectively. None are represented by any collective bargaining agreements and relations with employees are considered excellent.

MONETARY POLICY AND ECONOMIC CONDITIONS -

The earnings and business of the Corporation are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of (i) the United States and foreign governments and (ii) international agencies. In particular, the Corporation's earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits as well as on the rates earned on loans or paid on deposits. It is not possible to predict the effect of future changes in monetary policies upon the operating results of the Corporation.

COMPETITION -

Competition in the financial services industry is intense. The Corporation competes with a large number of commercial banks (including domestic, foreign and foreign-affiliated banks), savings institutions, finance companies, leasing companies, credit unions and other entities that provide financial services such as mutual funds, insurance companies and brokerage firms. Many of these competitors are significantly larger and have greater financial resources than the Corporation. In addition, the increasing use of the Internet and other electronic distribution channels has resulted in increased competition with respect to many of the products and services that the Corporation offers. As a result, the Corporation competes with financial service providers located not only in its home markets but also those located elsewhere in the United States that are able to offer their products and services through electronic and other non-conventional distribution channels.

Recent changes in federal law have also made it easier for out-of-state banks to enter and compete in the states in which the Corporation's bank subsidiaries operate. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies, effective September 29, 1995. A bank holding company may now acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the acquired bank has been organized and operating for a minimum period of time (not to exceed five years), and the requirement that the acquiring bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount as may be established by state law).

The Riegle-Neal Act also permits interstate branching by banks in all states other than those which have "opted out." Effective June 1, 1997, the Riegle-Neal Act permits banks to acquire branches located in another state by purchasing or merging with a bank chartered in that state or a national banking association having its headquarters located in that state. However, banks are not permitted to establish de novo branches or purchase individual branches located in other states unless expressly permitted by the laws of those other states. None of the states in which the Corporation's banking subsidiaries operate have elected to "opt out" of the provisions of the Riegle-Neal Act permitting interstate branching through acquisition or mergers, although most do not permit de novo branching. The Corporation anticipates that the effect of the Riegle-Neal Act will be to increase competition within the markets in which the Corporation now operates, but the Corporation cannot predict when and to what extent competition will increase in these markets.

SUPERVISION AND REGULATION -

As a registered bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve Board under the BHCA. The various subsidiaries of the Corporation are subject to regulation and supervision by the banking authorities of Hawaii, California, Washington, Oregon, Idaho, Guam and the Commonwealth of the Northern Mariana Islands, as well as by the FDIC (which is the primary federal regulator of the Corporation's two bank subsidiaries) and various other regulatory agencies.

The consumer lending and finance activities of the Corporation's subsidiaries are also subject to extensive regulation under various Federal laws including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

Holding Company Structure. In general, the BHCA limits the business of the Corporation to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking as to be a proper incident thereto. The Corporation must obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of another bank or bank holding company; before merging or consolidating with another bank holding company; and before acquiring substantially all of the assets of any additional bank. With certain exceptions, the BHCA prohibits bank holding companies from engaging in any nonbanking business or acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any company which is engaged in a nonbanking business, unless the Federal Reserve Board determines that such nonbanking business or activity is so closely related to banking as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers, among other things, whether the performance of such activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations.

Dividend Restrictions. As a holding company, the principal source of the Corporation's cash revenue has been dividends and interest received from the Corporation's bank subsidiaries. Each of the bank subsidiaries is subject to various federal regulatory restrictions relating to the payment of dividends. For example, if, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice. In addition, the Federal Reserve Board has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. The regulatory capital requirements of the Federal Reserve Board and the FDIC also may limit the ability of the Corporation and its insured depository subsidiaries to pay dividends. See "Prompt Corrective Action" and "Capital Requirements" below.

State regulations also place restrictions on the ability of the Corporation's bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 1998, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $368.3 million.

There are also statutory limits on the transfer of funds to the Corporation and its nonbanking subsidiaries by its banking subsidiaries, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers to any single affiliate are limited in amount to 10% of the bank's capital and surplus, or 20% in the aggregate to all affiliates. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

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

In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by the Corporation's insured subsidiaries to reimburse the FDIC would rank senior to their obligations, if any, to the Corporation.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking agencies are required to take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established a five-tier framework for measuring the capital adequacy of insured depository institutions (including First Hawaiian and Bank of the West), with each depository institution being classified into one of the following categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA, (commonly referred to as the "prompt corrective action" rules), a depository institution is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A depository institution is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 1998, all the Corporation's subsidiary depository institutions was "well capitalized."

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

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not make any payments of interest or principal on their subordinated debt and are subject to the appointment of a conservator or receiver, generally within 90 days of the date such institution becomes critically undercapitalized. In addition, the FDIC has adopted regulations under FDICIA prohibiting an insured depository institution from accepting brokered deposits (as defined by the regulations) unless the institution is "well capitalized" or is "adequately capitalized" and receives a waiver from the FDIC.

FDIC Insurance Assessments. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the top risk classification category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Deposit Funds Act"), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates as apply to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the "FICO") in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for 1998 was 1.3 basis points in the case of BIF-insured institutions, and 6.4 basis points in the case of SAIF-insured institutions. These rate schedules are subject to future adjustments by the FDIC.

In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

Capital Requirements. The Corporation and certain of its subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in "Note 13. Regulatory Capital Requirements" (pages 66 and 67) in the Financial Review section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto.

FDICIA required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The federal banking agencies have adopted amendments to their respective risk-based capital requirements that explicitly identify concentrations of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors.

In August 1996, the federal banking regulators adopted amendments to their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. Under these amendments, which became effective in 1997, banking institutions with relatively large trading activities are required to calculate their capital charges for market risk using their own internal value-at-risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. As a result, these institutions are required to hold capital based on the measure of their market risk exposure in addition to existing capital requirements for credit risk. These institutions are able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The adoption of these amendments did not have a material effect on the Corporation's business or operations.

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

Real Estate Activities. The FDIC recently adopted new regulations, effective January 1, 1999, that will make it significantly easier for state non-member banks to engage in a variety of real estate investment activities. These new regulations generally allow a majority-owned corporate subsidiary of a state non-member bank to make equity investments in real estate if the bank complies with certain investment and transaction limits and satisfies certain capital requirements (after giving effect to its investment in the majority-owned subsidiary). In addition, a subsidiary of an insured state non-member bank will be permitted to act as a lessor under a real property lease that is the equivalent of a financing transaction, meets certain criteria applicable to the lease and the underlying real estate and does not represent a significant risk to the deposit insurance funds.

FUTURE LEGISLATION -

Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. Recent proposals include legislation that would (i) reformulate the bank regulatory system, (ii) allow banking organizations to engage in a broader range of activities, (iii) allow affiliations among banking, securities, insurance and commercial organizations, (iv) change or eliminate charters for thrift organizations, (v) impose examination fees on state-chartered banking institutions and (vi) allow banks to pay interest on corporate checking accounts. If enacted, such legislation could significantly change the competitive environment in which the Corporation and its subsidiaries operate. Management cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on the Corporation's competitive situation, financial condition or results of operations.

FOREIGN OPERATIONS -

Information regarding the Corporation's foreign operations is included in Table III-C (3) on page 13 of the Corporation's Annual Report on this Form 10-K for the fiscal year ended December 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Review section of the Corporation's Annual Report 1998 (page 42), and is incorporated herein by reference thereto.

OPERATING SEGMENTS -

Information regarding the Corporation's operating segments is included in "Note
18. Operating Segments" (pages 71 and 72) in the Financial Review section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto.

STATISTICAL DISCLOSURES -

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures to be included in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission (the "SEC"). The statistical information required is presented in the tables shown below in the Corporation's Annual Report 1998, which tables are incorporated herein by reference thereto and Table III-C (3) on page 13 of the Corporation's Annual Report on this Form 10-K for the fiscal year ended December 31, 1998. The tables and information contained therein have been prepared by the Corporation and have not been audited or reported upon by the Corporation's independent accountants.

Information in response to the following applicable sections of Guide 3 is included in the Financial Review section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto:

                                                                                              PAGE NUMBERS IN
                                                                                           BANCWEST CORPORATION
                                                                                            ANNUAL REPORT 1998
                          DISCLOSURE REQUIREMENTS                                               (EXHIBIT 13)
   I.    Distribution of Assets, Liabilities and Stockholders' Equity;
         Interest Rates and Interest Differential -
         A. Average balance sheets                                                                31 - 32
         B. Analysis of net interest earnings                                                     31 - 32
         C. Dollar amount of change in interest income and interest expense                         33

  II.    Investment Portfolio -
         A. Book value of investment securities                                                   61 - 62
         B. Investment securities by maturities and weighted average yields                         43
         C. Investment securities in excess of 10% of stockholders' equity                          62

 III.    Loan Portfolio -
         A. Types of loans                                                                          39
         B. Maturities and sensitivities of loans to changes in interest rates                    40, 45
         C. Risk elements
            1.  Nonaccrual, past due and restructured loans                                  41 - 42, 55 - 56
            2.  Potential problem loans                                                             42
            4.  Loan concentrations                                                                 40

  IV.    Summary of Loan Loss Experience -
         A. Analysis of loss experience                                                    34 - 36, 56 - 57, 63
         B. Breakdown of the allowance for loan losses                                              37

   V.    Deposits -
         A. Average amount and average rate paid on deposits                                        43
         D. Maturity distribution of domestic time certificates of deposits
            of $100,000 or more                                                                     64
         E. Time certificates of deposit in denominations of $100,000 or more
            issued by foreign offices                                                               64

  VI.    Return on Equity and Assets                                                                27

 VII.    Short-Term Borrowings                                                                      64

 III.    LOAN PORTFOLIO

Table III-C (3) presents a summary of the Corporation's foreign outstandings to each country which exceeded 1% of total assets for the years indicated. Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 1998 and 1996, the Corporation had no foreign outstandings to any country which exceeded 1% of total assets. At December 31, 1997, Japan was the only country to which the Corporation had outstandings in excess of 1% of total assets.



                      BANCWEST CORPORATION AND SUBSIDIARIES
                                 TABLE III-C (3)
      FOREIGN OUTSTANDINGS TO EACH COUNTRY WHICH EXCEEDS 1% OF TOTAL ASSETS


                                         GOVERNMENTS            COMMERCIAL
                                        AND OFFICIAL               AND
                                        INSTITUTIONS            INDUSTRIAL             OTHER              TOTAL
                                        ------------            ----------             -----              -----
                                                                       (in millions)
AT DECEMBER 31, 1997
    JAPAN                                $         -           $         17          $        74       $          91
                                         ===========           ============          ===========       =============


At December 31, 1998, 1997 and 1996, there were no foreign outstandings to any country between .75% and 1.0% of total assets.

ITEM 2.  PROPERTIES

First Hawaiian indirectly (through two subsidiaries) owns all of a city block in downtown Honolulu. The administrative headquarters of the Corporation and First Hawaiian as well as the main branch of First Hawaiian are located in a modern banking center on this city block. The headquarters building includes 418,000 square feet of gross office space. Information about the lease financing of the headquarters building is included in "Note 20. Lease Commitments" (pages 72 and 73) in the Financial Review section of the Corporation's Annual Report 1998, which is incorporated herein by reference thereto.

Eighteen of First Hawaiian's offices in Hawaii are located on land owned in fee simple by First Hawaiian. The other branches of First Hawaiian in Hawaii and one branch each in Guam and Saipan are situated in leasehold premises or in buildings constructed by the respective companies on leased land (see "Note 20. Lease Commitments" (pages 72 and 73) in the Financial Review section of the Corporation's Annual Report 1998, which is incorporated herein by reference thereto). In addition, First Hawaiian owns an operations center which is located on 125,919 square feet of land owned in fee simple by First Hawaiian in an industrial area near downtown Honolulu. First Hawaiian occupies all of this four-story building.

First Hawaiian owns a five-story, 75,000-square-foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam where it maintains a branch.

Bank of the West leases two adjacent sites in Walnut Creek, California, which are its primary administrative headquarters. The administrative headquarters office is a 132,000 square foot, 3-story building. Bank of the West also leases 48,382 square feet of executive office space in downtown San Francisco in the same building that houses its San Francisco Main Branch at 180 Montgomery Street (see "Note 20. Lease Commitments" (pages 72 and 73) in the Financial Review section of the Corporation's Annual Report 1998, which is incorporated herein by reference thereto). Approximately 30,396 square feet of leased space at 180 Montgomery Street is subleased to BNP.

Forty-eight of Bank of the West's active branches are located on land owned by Bank of the West. The remaining 94 active branches are located on leasehold properties. Bank of the West also has 11 surplus branch properties, ten of which are currently leased to others. In addition, Bank of the West leases 18 properties that are utilized for administrative, lease support, management information systems and regional management services (see "Note 20. Lease Commitments" (pages 72 and 73) in the Financial Review section of the Corporation's Annual Report 1998, which is incorporated herein by reference thereto).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Corporation with their positions, age and business experience during the past five years:



     OFFICER                                 AGE            BUSINESS EXPERIENCE DURING LAST 5 YEARS
     -------                                 ---            ---------------------------------------
Walter A. Dods, Jr.                          57             Chairman of the Board and Chief
   Chairman, Chief Executive                                Executive Officer of the Corporation and
   Officer and Director                                     First Hawaiian since 1989; President of
                                                            the Corporation from 1989 - 1991;
                                                            Executive Vice President of the
                                                            Corporation from 1982 - 1989; Director of
                                                            the Corporation since 1983; President of
                                                            First Hawaiian from 1984 - 1989;
                                                            Director and Vice Chairman of Bank of
                                                            the West since November 1998. Mr. Dods
                                                            has been with First Hawaiian since 1968.

Don J. McGrath                               50             Director, President and Chief Operating
   President, Chief                                         Officer of the Corporation since
   Operating Officer                                        November 1998; Director of Bank of the
   and Director                                             West since 1989; President and Chief
                                                            Executive Officer of Bank of the West
                                                            since 1996; President and Chief
                                                            Operating Officer of Bank of the West
                                                            from 1991 - 1996; Director and Vice
                                                            Chairman of First Hawaiian since
                                                            November 1998. Mr. McGrath has been with
                                                            Bank of the West since 1975.

John K. Tsui                                 60             Vice Chairman and Chief Credit Officer
   Vice Chairman,                                           of the Corporation since November 1998;
   Chief Credit Officer                                     President of the Corporation from April
   and Director                                             1995 - October 1998; Director of the
                                                            Corporation since July 1995; Director,
                                                            President and Chief Operating Officer of
                                                            First Hawaiian since July 1994; Vice
                                                            Chairman of Bank of the West since
                                                            November 1998. Mr. Tsui was Executive
                                                            Vice President of Bancorp Hawaii, Inc.
                                                            (now known as Pacific Century Financial
                                                            Corporation) from 1986 - June 1994 and
                                                            Vice Chairman of Bank of Hawaii from
                                                            1984 - June 1994.

Joel Sibrac                                  51             Director and Vice Chairman of the
   Vice Chairman                                            Corporation since November 1998; Senior
   and Director                                             Executive Vice President, Commercial
                                                            Banking Group of Bank of the West since
                                                            1996; Director of Bank of the West since
                                                            1995; General Manager, North American
                                                            Desk of BNP from 1994 - 1996; General
                                                            Manager of BNP Italy from 1990 - 1994.
                                                            Mr. Sibrac has been with BNP since 1974
                                                            and Bank of the West since 1996.

     OFFICER                                 AGE            BUSINESS EXPERIENCE DURING LAST 5 YEARS
     -------                                 ---            ---------------------------------------
Howard H. Karr                               56             Executive Vice President and Chief
   Executive Vice President and                             Financial Officer of the Corporation
   Chief Financial Officer                                  since November 1998; Executive Vice
                                                            President, Chief Financial Officer and
                                                            Treasurer of the Corporation from April
                                                            1998 - November 1998; Executive Vice
                                                            President and Treasurer of the
                                                            Corporation from 1990 - April 1998; Vice
                                                            Chairman of First Hawaiian since 1997;
                                                            Vice Chairman, Chief Financial Officer
                                                            and Treasurer of First Hawaiian from
                                                            September 1993 - 1997. Mr. Karr has been
                                                            with First Hawaiian since 1973.

Douglas C. Grigsby                           46             Executive Vice President and Treasurer
   Executive Vice President                                 of the Corporation since November 1998;
   and Treasurer                                            Chief Financial Officer of Bank of the
                                                            West since 1989. Mr. Grigsby has been
                                                            with Bank of the West since 1977.

Bernard Brasseur                             60             Executive Vice President and Risk
   Executive Vice President                                 Manager of the Corporation since
   and Risk Manager                                         November 1998; Risk Manager of Bank of
                                                            the West since 1983; Vice Chairman of
                                                            First Hawaiian since November 1998. Mr.
                                                            Brasseur has been with BNP since 1966
                                                            and Bank of the West since 1983.

Donald G. Horner                             48             Executive Vice President of the
   Executive Vice President                                 Corporation since 1989; Vice Chairman of
                                                            First Hawaiian since July 1994;
                                                            Executive Vice President of First
                                                            Hawaiian from 1993 - 1994. Mr. Horner
                                                            has been with First Hawaiian since 1978.


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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Required information is included in "Common Stock Information" (page 26), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 28) and "Notes to Consolidated Financial Statements" (pages 65 and 66) in the Financial Review section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto.

In connection with the Merger, certain amendments were made to the certificate of incorporation and bylaws of the Corporation that modify or otherwise affect the rights of holders of the Corporation's common stock (the "Common Stock"). These amendments primarily relate to the issuance to the shareholders of Old BancWest of shares of newly authorized class A common stock of the Corporation (the "Class A Common Stock") in an amount equal to approximately 45% of the total number of shares of the Class A Common Stock and the Common Stock that were outstanding immediately after the Merger. In addition, in connection with the closing of the Merger on November 1, 1998, the Corporation entered into a Standstill and Governance Agreement and Registration Rights Agreement with BNP, which owned directly and through a subsidiary, all of the voting stock of Old BancWest immediately prior to the Merger. These agreements govern most aspects of the relationship between the Corporation and BNP after the Merger. The above-referenced amendments to the Corporation's certificate and bylaws and the agreements that the Corporation entered into with BNP in connection with the Merger and the issuance of the Class A Common Stock are described in the Corporation's proxy statement filed with the SEC on July 17, 1998, and the Corporation's Form 8-A filed with the SEC on October 30, 1998, which are hereby incorporated herein by reference thereto. Copies of such amendments and agreements are included as exhibits to this Form 10-K.

On November 1, 1998, the Corporation issued 25,814,768 shares of its Class A Common Stock to BNP in exchange for all of the outstanding shares of common stock of Old BancWest in connection with the Merger, as set forth above. As of December 31, 1998, BNP continued to own all of the outstanding shares of Class A Common Stock. The Class A Common Stock was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in a transaction by the issuer not involving a public offering. Shares of Class A Common Stock may in certain circumstances convert into shares of Common Stock as described in the agreements and amendments referred to in the paragraph above.

Also in connection with the Merger, the Corporation issued, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act, an aggregate of 131,236 options to acquire shares of common stock, par value $1 per share, of the Corporation and 411,049 shares of restricted Common Stock of the Corporation, to certain employees of Old BancWest in exchange for the termination of certain Old BancWest stock appreciation rights that were held by such employees.

ITEM 6.    SELECTED FINANCIAL DATA

Required information is included in "Summary of Selected Consolidated Financial Data" (page 27) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 28) in the Financial Review section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 28 through 49) in the Financial Review section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto.

On February 25, 1999, the Corporation signed a definitive agreement to acquire all of the outstanding stock of SierraWest Bancorp ("SierraWest"), parent company of SierraWest Bank, for a purchase price expected to be approximately $194 million. SierraWest, with total assets of $879 million, has 20 branches in California and

Nevada. The acquisition will be accounted for using the pooling method of accounting.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 44) and "Notes to Consolidated Financial Statements" (pages 58 and 59) in the Financial Review section of the Corporation's Annual Report 1998, and is incorporated herein by reference thereto.

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

The net interest income of the Corporation is subject to interest rate risk to the extent the Corporation's interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers' propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment.

The Asset/Liability Committees of each of the Corporation's subsidiary companies are responsible for managing interest rate risk. Oversight for the Corporation taken as a whole and individual subsidiary companies is also provided by the Asset/Liability Committee of the Corporation. The frequency of the various Asset/Liability Committee meetings range from weekly to quarterly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to its Board of Directors. Other than loans that are originated and held for sale and commitments to purchase and sell foreign currencies and mortgage-backed securities, the Corporation's interest rate derivatives and other financial instruments are not entered into for trading purposes.

The Corporation's exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix -- including increasing or decreasing the amounts of fixed and/or variable instruments held by the Corporation -- to adjust sensitivity to interest rate changes) and/or utilizing off-balance sheet instruments such as interest rate swaps, caps, floors, options, or forwards.

The Corporation models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held constant and then subjected to interest rate shocks up and down of 100 and 200 basis points (1% equals 100 basis points) each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., periodic interest rate caps or floors or loans which permit the borrower to prepay the principal balance of the loan prior to maturity without penalty). Off-balance sheet instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a "flat rate scenario") to determine the level of interest rate risk at that time.

The projected impact of 100 and 200 basis point increases and decreases in interest rates on the Corporation's consolidated net interest income over the next 12 months beginning January 1, 1999 and 1998 is shown below.

                                                                 1999
                                                                 ----
                                +2%              +1%             Flat             -1%              -2%
                                ---              ---             ----             ---              ---
                                                       (dollars in millions)
Net Interest Income           $639.2           $643.3           $635.6          $621.0            $609.0

Difference from Flat          $  3.6           $  7.7                           $(14.6)           $(26.6)

% Variance                        .6%             1.2%                            (2.3)%            (4.2)%


                                                                  1998
                                                                  ----
                               +2%               +1%               Flat            -1%               -2%
                               ---               ---               ----            ---               ---
                                                         (dollars in millions)
Net Interest Income           $330.9            $338.1            $341.7          $340.8            $337.1

Difference from Flat          $(10.8)           $ (3.6)                           $  (.9)           $ (4.6)

% Variance                      (3.2)%            (1.1)%                             (.3)%            (1.3)%


The variances of the projected impact of 100 and 200 basis point increases and decreases in interest rates on the Corporation's consolidated net interest income, as illustrated above, are primarily due to the effects of the Merger.

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

FORWARD-LOOKING STATEMENTS

Certain matters contained in this Item 7A. are forward-looking statements that involve certain risks and uncertainties that could cause the Corporation's actual results to differ materially from those discussed in the forward-looking statements. A discussion of some of these risks and uncertainties is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 28) in the Financial Review section of the Corporation's Annual Report 1998 and is incorporated herein by reference thereto.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in the Financial Review section of the Corporation's Annual Report 1998, which is incorporated herein by reference thereto as follows:

                                                                              PAGE NUMBER
                                                                              -----------
Report of Independent Accountants                                                  50
BancWest Corporation and Subsidiaries:
     Consolidated Balance Sheets at December 31, 1998 and 1997                     51
     Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                          52
     Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1998, 1997 and 1996                      53
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                          54
BancWest Corporation (Parent Company):
     Balance Sheets at December 31, 1998 and 1997                                  74
     Statements of Income for the years ended December 31, 1998,
         1997 and 1996                                                             75
     Statements of Changes in Stockholders' Equity for the
         years ended December 31, 1998, 1997 and 1996                              53
     Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996                                                             75
Notes to Consolidated Financial Statements                                       55 - 75
Summary of Quarterly Financial Data (Unaudited)                                    49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information relating to directors is included in "Election of Directors" (pages 4 through 7) of the Corporation's Proxy Statement and is incorporated herein by reference thereto. Required information relating to executive officers is included in Part I on pages 15 and 16 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 in the section entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Required information is included in "Executive Compensation" (pages 12 through 23) of the Corporation's Proxy Statement and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Required information is included in "Security Ownership of Directors, Named Executive Officers and Others" (pages 8 through 11) of the Corporation's Proxy Statement and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Required information is included in "Certain Transactions" (pages 24 through 26) of the Corporation's Proxy Statement and is incorporated herein by reference thereto.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                 PAGE NUMBER IN
                                                                                ----------------
                                                                                BANCWEST CORPORA-
                                                                                  TION ANNUAL
                                                                                  REPORT 1998
                                                                                  (EXHIBIT 13)
                                                                                  ------------
(a) 1.  Financial Statements

The following financial statements are incorporated by reference in Part II
(Item 8) of this Form 10-K:

Report of Independent Accountants                                                    50
BancWest Corporation and Subsidiaries:
    Consolidated Balance Sheets at December 31, 1998 and 1997                        51
    Consolidated Statements of Income for the
       years ended December 31, 1998, 1997 and 1996                                  52
    Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1998, 1997 and 1996                          53
    Consolidated Statements of Cash Flows for the
       years ended December 31, 1998, 1997 and 1996                                  54
BancWest Corporation (Parent Company):
    Balance Sheets at December 31, 1998 and 1997                                     74
    Statements of Income for the years ended
       December 31, 1998, 1997 and 1996                                              75
    Statements of Changes in Stockholders' Equity for the
       years ended December 31, 1998, 1997 and 1996                                  53
    Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                              75
Notes to Consolidated Financial Statements                                         55 - 75
Summary of Quarterly Financial Data (Unaudited)                                      49

  2. Financial Statement Schedules

     Schedules to the consolidated financial statements required by this Item 14(a)2 are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

  3. Exhibits

     Exhibit 3      (i)       Certificate of Incorporation of BancWest
                              Corporation (formerly known as First Hawaiian,
                              Inc.) - Incorporated by reference to Exhibit 3(i) of the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.

                    (ii) Amended and Restated Bylaws of BancWest Corporation (formerly known as First Hawaiian, Inc.) - Incorporated by reference to Exhibit 3(ii) of the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.

         Exhibit 4 Instruments defining rights of security holders, including indentures.

                    (i) Equity - Incorporated by reference to Exhibit 3(i) hereto.

                    (ii) Debt - Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

                    (iii) Debt - Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation's Registration Statement on Form S-4 as filed with the SEC on October 17, 1997.

                    (iv) Standstill and Governance Agreement between First Hawaiian, Inc. and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to Exhibit 4(i) to the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.

                    (v) Registration Rights Agreements between First Hawaiian, Inc. and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.

         Exhibit 10           Material contracts

                    (i) Lease Agreement, dated as of December 1, 1993, between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10(iii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

                    (ii) Ground Lease, dated as of December 1, 1993, among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10(v) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

                    (iii) Stock Incentive Plan of First Hawaiian, Inc., dated as of November 22, 1991, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.

                    (iv) Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.

                    (v) First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to
                           Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.

                    (vi) First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.

                    (vii) First Hawaiian, Inc. Incentive Plan for Key Executives, as amended through December 13, 1989, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.

                    (viii) Directors' Retirement Plan, effective as of
                           January 1, 1992, is incorporated by reference to
                           Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.

                    (ix) First Hawaiian, Inc. 1998 Stock Incentive Plan, effective as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.

                    (x) Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, filed herewith.

                    (xi) Sublease made as of November 1, 1993, between Bank of the West and Banque Nationale de Paris, filed herewith.

               Exhibit 12  Statement re:  computation of ratios.

               Exhibit 13 Annual report to security holders - Corporation's Annual Report 1998.

               Exhibit 21  Subsidiaries of the registrant.

               Exhibit 23  Consent of independent accountants.

               Exhibit 27  Financial data schedule.

    (b)  Reports on Form 8-K

         The Corporation's Current Report, as filed with the SEC on November 5, 1998 (as amended by the Corporation's Current Report on Form 8-K/A as filed with the SEC on December 30, 1998): (i) announcing the consummation of the Merger and amendments to the certificate and bylaws of the Corporation to: (a) create the Class A Common Stock and a related class of directors, (b) change the name of the corporation to "BancWest Corporation" and (c) provide for various corporate governance and other related matters; and (ii) filing financial statements of Old BancWest and pro forma financial information relating to the Merger.

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


                                            BANCWEST CORPORATION
                                                 (Registrant)




                                            By /s/ HOWARD H. KARR
                                              ----------------------------------
                                                      HOWARD H. KARR
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER




Date:   March 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ WALTER A. DODS, JR.
----------------------------------               Chairman,                        March 11, 1999
     Walter A. Dods, Jr.                 Chief Executive Officer                      Date
                                                & Director
/s/ JACQUES ARDANT
----------------------------------              Director                          March 11, 1999
     Jacques Ardant                                                                    Date

/s/ JOHN W. A. BUYERS
----------------------------------              Director                          March 11, 1999
     John W. A. Buyers                                                                Date

/s/ JULIA ANN FROHLICH
----------------------------------              Director                          March 11, 1999
     Julia Ann Frohlich                                                                Date

/s/ ROBERT A. FUHRMAN
----------------------------------              Director                          March 11, 1999
     Robert A. Fuhrman                                                                 Date

/s/ PAUL MULLIN GANLEY
----------------------------------              Director                          March 11, 1999
     Paul Mullin Ganley                                                                Date

/s/ DAVID M. HAIG
----------------------------------              Director                          March 11, 1999
     David M. Haig                                                                     Date

/s/ JOHN A. HOAG
----------------------------------              Director                          March 11, 1999
     John A. Hoag                                                                      Date

/s/ BERT T. KOBAYASHI, JR.
----------------------------------              Director                          March 11, 1999
     Bert T. Kobayashi, Jr.                                                            Date

/s/ MICHEL LARROUILH
----------------------------------              Director                          March 11, 1999
     Michel Larrouilh                                                                  Date

/s/ VIVIEN LEVY-GARBOUA
----------------------------------              Director                          March 11, 1999
     Vivien Levy-Garboua                                                               Date

/s/ YVES MARTRENCHAR
----------------------------------              Director                          March 11, 1999
     Yves Martrenchar                                                                  Date

/s/ FUJIO MATSUDA
----------------------------------              Director                          March 11, 1999
     Fujio Matsuda                                                                     Date

/s/ DON J. MCGRATH
----------------------------------              President,                         March 11, 1999
     Don J. McGrath                      Chief Operating Officer                       Date
                                              & Director

/s/ RODNEY R. PECK
----------------------------------              Director                          March 11, 1999
     Rodney R. Peck                                                                    Date

/s/ JOEL SIBRAC
----------------------------------            Vice Chairman                       March 11, 1999
     Joel Sibrac                               & Director                              Date


/s/ JOHN K. TSUI
----------------------------------             Vice Chairman,                      March 11, 1999
     John K. Tsui                           Chief Credit Officer                        Date
                                                & Director
/s/ JACQUES HENRI WAHL
----------------------------------               Director                          March 11, 1999
     Jacques Henri Wahl                                                                  Date

/s/ FRED C. WEYAND
----------------------------------               Director                          March 11, 1999
     Fred C. Weyand                                                                      Date

/s/ ROBERT C. WO
----------------------------------               Director                          March 11, 1999
     Robert C. Wo                                                                        Date

/s/ HOWARD H. KARR
----------------------------------          Executive Vice President                March 11, 1999
     Howard H. Karr                        & Chief Financial Officer                     Date
                                            (Principal financial and
                                               accounting officer)

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                                         DESCRIPTION


3    (i)       Certificate of Incorporation of BancWest Corporation (formerly known as First Hawaiian, Inc.) - Incorporated by reference to
               Exhibit 3(i) of the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.



     (ii) Amended and Restated Bylaws of BancWest Corporation (formerly known as First Hawaiian, Inc.) - Incorporated by reference to
               Exhibit 3(ii) of the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.


4 Instruments defining rights of security holders, including indentures.



      (i)      Equity - Incorporated by reference to Exhibit 3(i) hereto.



     (ii) Debt - Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.



    (iii) Debt - Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation's Registration Statement on Form S-4 as filed with the SEC on October 17, 1997.



     (iv) Standstill and Governance Agreement between First Hawaiian, Inc. and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to Exhibit 4(i) to the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.



      (v) Registration Rights Agreements between First Hawaiian, Inc. and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.


10             Material contracts



      (i) Lease Agreement, dated as of December 1, 1993, between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to
               Exhibit 10(iii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

     (ii) Ground Lease, dated as of December 1, 1993, among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10(v) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.



    (iii) Stock Incentive Plan of First Hawaiian, Inc., dated as of November 22, 1991, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.



     (iv) Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.



      (v) First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.



     (vi) First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, is incorporated by reference to
               Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.



    (vii) First Hawaiian, Inc. Incentive Plan for Key Executives, as amended through December 13, 1989, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.



   (viii) Directors' Retirement Plan, effective as of January 1, 1992, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.



     (ix) First Hawaiian, Inc. 1998 Stock Incentive Plan, effective as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.



      (x) Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, filed herewith.


     (xi) Sublease made as of November 1, 1993, between Bank of the West and Banque Nationale de Paris, filed herewith.

12             Statement re:  computation of ratios.

13             Annual report to security holders - Corporation's Annual Report
               1998.


21             Subsidiaries of the registrant.


23             Consent of independent accountants.

27             Financial data schedule.