Form 10-Q
period 1999-03-31
BANCWEST CORP/HI
filed 1999-05-14
CIK 36377

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

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

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

                                 Yes [X] No [ ]

   The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999 was:


                    Class                                  Outstanding
    -------------------------------------               -----------------
        Common Stock, $1.00 Par Value                   31,579,744 Shares
    Class A Common Stock, $1.00 Par Value               25,814,768 Shares


================================================================================

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                Page
                                                                                         ----
         Consolidated Balance Sheets at March 31, 1999, December 31, 1998
               and March 31, 1998                                                          2
         Consolidated Statements of Income for the three months ended
               March 31, 1999 and 1998                                                     3
         Consolidated Statements of Cash Flows for the three months ended
               March 31, 1999 and 1998                                                     4
         Consolidated Statements of Changes in Stockholders' Equity for the three
               months ended March 31, 1999 and 1998                                        5
         Notes to Consolidated Financial Statements                                      5 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                8 - 22


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     22 - 23

PART II.       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                 24

SIGNATURES                                                                                25

EXHIBIT INDEX


                                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
BancWest Corporation and Subsidiaries

                                                     MARCH 31,        December 31,        March 31,
                                                       1999               1998              1998
                                                   ------------       ------------       ------------
                                                                      (in thousands)
ASSETS
Cash and due from banks                            $    606,010       $    615,184       $    288,260
Interest-bearing deposits in other banks                520,686            274,641            142,353
Federal funds sold and securities purchased
    under agreements to resell                           32,900             52,100            160,000
Investment securities:
    Held-to-maturity                                    283,660            290,922                 --
    Available-for-sale                                1,254,191          1,346,994            725,688
Loans and leases:
    Loans and leases                                 11,531,409         11,339,580          6,293,908
    Less allowance for credit losses                    150,371            149,585             83,154
                                                   ------------       ------------       ------------
Net loans and leases                                 11,381,038         11,189,995          6,210,754
                                                   ------------       ------------       ------------
Premises and equipment                                  263,832            266,984            242,170
Customers' acceptance liability                           1,819              1,377                673
Core deposit intangible                                  71,253             73,430             24,464
Goodwill                                                628,556            635,245             94,825
Other real estate owned and repossessed
  personal property                                      33,005             33,381             31,226
Other assets                                            296,684            269,642            210,563
                                                   ------------       ------------       ------------
TOTAL ASSETS                                       $ 15,373,634       $ 15,049,895       $  8,130,976
                                                   ============       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Domestic:
    Noninterest-bearing demand                     $  1,517,606       $  2,018,561       $    793,956
    Interest-bearing demand                             280,552            318,756            305,803
    Savings                                           4,565,972          3,886,714          2,258,731
    Time                                              4,952,201          4,779,726          2,492,891
  Foreign                                               242,219            256,563            287,115
                                                   ------------       ------------       ------------
Total deposits                                       11,558,550         11,260,320          6,138,496
                                                   ------------       ------------       ------------
Short-term borrowings                                   892,113            922,867            695,660
Acceptances outstanding                                   1,819              1,377                673
Other liabilities                                       502,354            467,486            243,166
Long-term debt                                          627,664            629,959            216,731
Guaranteed preferred beneficial interests
  in Company's junior subordinated debentures           100,000            100,000            100,000
                                                   ------------       ------------       ------------
TOTAL LIABILITIES                                    13,682,500         13,382,009          7,394,726
                                                   ------------       ------------       ------------
Stockholders' equity:
  Preferred stock                                            --                 --                 --
  Class A common stock                                   25,815             25,815                 --
  Common stock                                           33,190             33,190            165,952
  Surplus                                             1,141,582          1,141,639            148,158
  Retained earnings                                     533,989            511,525            485,233
  Accumulated other comprehensive income                  6,263              6,171                 37
  Treasury stock                                        (49,705)           (50,454)           (63,130)
                                                   ------------       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                            1,691,134          1,667,886            736,250
                                                   ------------       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 15,373,634       $ 15,049,895       $  8,130,976
                                                   ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
BancWest Corporation and Subsidiaries

                                                   THREE MONTHS ENDED MARCH 31,
                                                    1999              1998
                                                ------------       ------------
                                                  (in thousands, except average
                                                   shares and per share data)
INTEREST INCOME
Interest and fees on loans                      $    205,687       $    129,946
Lease financing income                                26,884              4,887
Interest on investment securities:
   Taxable interest income                            23,363             12,520
   Exempt from Federal income taxes                       17                 25
Other interest income                                  4,156              3,945
                                                ------------       ------------
   Total interest income                             260,107            151,323
                                                ------------       ------------
INTEREST EXPENSE
Deposits                                              81,976             51,033
Short-term borrowings                                  9,109              9,107
Long-term debt                                        11,175              5,605
                                                ------------       ------------
   Total interest expense                            102,260             65,745
                                                ------------       ------------
   Net interest income                               157,847             85,578
Provision for credit losses                            9,625              4,396
                                                ------------       ------------
   Net interest income after provision for
      credit losses                                  148,222             81,182
                                                ------------       ------------
NONINTEREST INCOME
Trust and investment services income                   8,544              7,169
Service charges on deposit accounts                   15,320              7,272
Other service charges and fees                        13,447              8,220
Securities losses, net                                   (12)                (5)
Other                                                  5,410              2,732
                                                ------------       ------------
   Total noninterest income                           42,709             25,388
                                                ------------       ------------
NONINTEREST EXPENSE
Salaries and wages                                    42,551             27,524
Employee benefits                                     10,864              7,956
Occupancy expense                                     14,375              9,759
Equipment expense                                      7,265              6,446
Intangible amortization                                8,866              1,470
Other                                                 36,615             20,263
                                                ------------       ------------
   Total noninterest expense                         120,536             73,418
                                                ------------       ------------
Income before income taxes                            70,395             33,152
Provision for income taxes                            30,139             11,924
                                                ------------       ------------
NET INCOME                                      $     40,256       $     21,228
                                                ============       ============

PER SHARE DATA(1):
   BASIC EARNINGS                               $        .70       $        .68
                                                ============       ============
   DILUTED EARNINGS                             $        .70       $        .68
                                                ============       ============
   CASH DIVIDENDS                               $        .31       $        .31
                                                ============       ============

AVERAGE SHARES OUTSTANDING(1)                     57,385,119         31,176,312
                                                ============       ============


(1) Per share data and average shares outstanding were computed on a combined basis using average Class A common stock and common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BancWest Corporation and Subsidiaries


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             1999            1998
                                                                           ---------       ---------
                                                                                 (in thousands)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                             $ 615,184       $ 282,905
                                                                           ---------       ---------
Cash flows from operating activities:
  Net income                                                                  40,256          21,228
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                              9,625           4,396
      Depreciation and amortization                                           15,937           8,241
      Income taxes                                                            27,468          11,224
      Increase in interest receivable                                         (2,035)         (2,124)
      Increase (decrease) in interest payable                                  1,710          (2,661)
      Increase in prepaid expenses                                            (5,399)           (133)
      Other                                                                  (12,799)          3,238
                                                                           ---------       ---------
Net cash provided by operating activities                                     74,763          43,409
                                                                           ---------       ---------
Cash flows from investing activities:
  Net increase in interest-bearing deposits
    in other banks                                                          (246,045)         (4,423)
  Net decrease (increase) in Federal funds sold and
    securities purchased under agreements to resell                           19,200         (25,726)
  Proceeds from maturity of held-to-maturity
    investment securities                                                     23,169              --
  Purchase of held-to-maturity investment securities                         (15,907)             --
  Proceeds from maturity of available-for-sale
    investment securities                                                    192,118         145,689
  Purchase of available-for-sale investment securities                       (99,162)        (92,791)
  Net increase in loans and leases to customers                             (194,271)        (64,421)
  Purchase of premises and equipment                                            (720)         (3,810)
  Other                                                                      (10,400)          3,299
                                                                           ---------       ---------
Net cash used in investing activities                                       (332,018)        (42,183)
                                                                           ---------       ---------
Cash flows from financing activities:
  Net increase in deposits                                                   298,230          49,296
  Net decrease in short-term borrowings                                      (30,754)        (28,205)
  Payments on long-term debt                                                  (2,295)             (5)
  Cash dividends paid                                                        (17,792)         (9,654)
  Issuance (repurchase) of treasury stock, net                                   692          (7,303)
                                                                           ---------       ---------
Net cash provided by financing activities                                    248,081           4,129
                                                                           ---------       ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                   $ 606,010       $ 288,260
                                                                           =========       =========

Supplemental disclosures:
  Interest paid                                                            $ 100,550       $  68,406
                                                                           =========       =========
  Income taxes paid                                                        $   2,671       $     700
                                                                           =========       =========

Supplemental schedule of noncash investing and financing activities:
  Loans converted into other real estate owned and
    repossessed personal property                                          $   3,727       $   2,311
                                                                           =========       =========
  Loans made to facilitate the sale of other real estate owned             $   1,285       $     793
                                                                           =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
BancWest Corporation and Subsidiaries

                                                                                        Accumulated
                                       Class A                                              Other
                                       Common      Common                   Retained    Comprehensive   Treasury
                                        Stock      Stock       Surplus      Earnings       Income         Stock         Total
                                       -------  -----------  -----------   -----------   -----------   -----------   -----------
                                                                    (in thousands, except per share data)
Balance, December 31, 1998             $25,815  $    33,190  $ 1,141,639   $   511,525   $     6,171   $   (50,454)  $ 1,667,886
Comprehensive income:
    Net income                              --           --           --        40,256            --            --        40,256
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                            --           --           --            --            92            --            92
                                       -------  -----------  -----------   -----------   -----------   -----------   -----------
    Comprehensive income                    --           --           --        40,256            92            --        40,348
                                       -------  -----------  -----------   -----------   -----------   -----------   -----------
Cash dividends ($.31 per share)             --           --           --       (17,792)           --            --       (17,792)
Incentive Plan for Key Executives           --           --          (57)           --            --            55            (2)
Issuance of treasury stock under
  Stock Incentive Plan                      --           --           --            --            --           694           694
                                       -------  -----------  -----------   -----------   -----------   -----------   -----------
BALANCE, MARCH 31, 1999                $25,815  $    33,190  $ 1,141,582   $   533,989   $     6,263   $   (49,705)  $ 1,691,134
                                       =======  ===========  ===========   ===========   ===========   ===========   ===========

Balance, December 31, 1997             $    --  $   165,952  $   148,165   $   473,659   $      (241)  $   (55,834)  $   731,701
Comprehensive income:
    Net income                              --           --           --        21,228            --            --        21,228
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                            --           --           --            --           278            --           278
                                       -------  -----------  -----------   -----------   -----------   -----------   -----------
    Comprehensive income                    --           --           --        21,228           278            --        21,506
                                       -------  -----------  -----------   -----------   -----------   -----------   -----------
Purchase of treasury stock                  --           --           --            --            --        (7,342)       (7,342)
Cash dividends ($.31 per share)             --           --           --        (9,654)           --            --        (9,654)
Incentive Plan for Key Executives           --           --           (7)           --            --            46            39
                                       -------  -----------  -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1998                $    --  $   165,952  $   148,158   $   485,233   $        37   $   (63,130)  $   736,250
                                       =======  ===========  ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of BancWest Corporation and Subsidiaries (the "Company") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of significant accounting policies:

    CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of BancWest Corporation ("BWE") and its wholly-owned subsidiaries: First Hawaiian Bank and its wholly-owned subsidiaries ("First Hawaiian"); Bank of the West and its wholly-owned subsidiaries ("Bank of the West"); FHL Lease Holding Company, Inc. and its wholly-owned subsidiary; First Hawaiian Capital I (of which BWE owns all the common securities); and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

    RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements for 1998 have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

2.  NEW PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

    Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65." SFAS No. 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold these investments. The adoption of SFAS No. 134 did not have a material effect on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BancWest Corporation and Subsidiaries

3.  EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share:

                                                                       Three Months Ended March 31,
                                      ----------------------------------------------------------------------------------------------
                                                            1999                                               1998
                                      ----------------------------------------------      ------------------------------------------
                                         INCOME            SHARES          PER SHARE        Income             Shares      Per Share
                                      (NUMERATOR)       (DENOMINATOR)       AMOUNT        (Numerator)       (Denominator)    Amount
                                      -----------       -------------      ---------      -----------       -------------    ------
                                                     (in thousands, except number of shares and per share data)
Basic:
    Net income                          $   40,256         57,385,119         $.70         $   21,228         31,176,312       $.68
Effect of dilutive securities -
    Stock incentive
      plan options                              --            295,664           --                 --            197,410         --
                                        ----------         ----------         ----         ----------         ----------       ----
Diluted:
    Net income and
      assumed conversions               $   40,256         57,680,783         $.70         $   21,228         31,373,722       $.68
                                        ==========         ==========         ====         ==========         ==========       ====

4.  IMPAIRED LOANS

    The following table summarizes impaired loan information as of and for the three months ended March 31, 1999 and 1998 and as of and for the year ended December 31, 1998:

                                                                MARCH 31, 1999   December 31, 1998  March 31, 1998
                                                                --------------   -----------------  --------------
                                                                                  (in thousands)
Impaired loans                                                      $106,035         $100,704         $ 77,230
Impaired loans with related allowance for credit
   losses calculated under SFAS No. 114                             $ 75,076         $ 67,849         $ 51,905
Total allowance for credit losses on impaired loans                 $ 18,665         $ 18,610         $ 12,249
Average impaired loans                                              $103,370         $ 81,436         $ 76,545
Interest income recognized on impaired loans                        $     17         $  2,876         $    110

    Impaired loans without a related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

5.  MERGER AGREEMENT WITH BANCWEST CORPORATION

    On November 1, 1998, the merger of the former BancWest Corporation ("Old BancWest"), parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI") was consummated (the "Merger"). At that date, Bank of the West, headquartered in San Francisco, was California's fifth largest bank with approximately $6.1 billion in assets and 103 branches in 21 counties in Northern and Central California.

    Prior to the consummation of the Merger, Old BancWest was wholly-owned by Banque Nationale de Paris ("BNP"), France's second largest banking group. In the Merger, BNP received approximately 25.8 million shares of the Company's newly authorized Class A common stock (representing approximately 45% of the then outstanding voting stock). The transaction was accounted for using the purchase method of accounting and results of operations were included in the Consolidated Statements of Income from the date of acquisition. The excess of cost over fair value of net assets acquired amounted to approximately $599.0 million. FHI, the surviving corporation of the Merger, changed its name to "BancWest Corporation" on November 1, 1998. The new combined BancWest Corporation has more than 200 branches in the states of Hawaii, California, Oregon, Washington and Idaho, Saipan and the territory of Guam.

6.  SUBSIDIARY MERGERS

    On June 19, 1998, First Hawaiian Creditcorp, Inc. ("Creditcorp"), a wholly-owned subsidiary of the Company, was merged with and into First Hawaiian. All 13 Creditcorp branches were closed as a result of this merger.

    On November 1, 1998, Pacific One Bank, a wholly-owned subsidiary of the Company, was merged with and into Bank of the West.

7.  PROPOSED MERGER WITH SIERRAWEST BANCORP

    On February 25, 1999, the Company and Bank of the West signed a definitive agreement to acquire all of the outstanding stock of SierraWest Bancorp ("SierraWest"), a California corporation and the parent company of SierraWest Bank. The agreement specifies that shareholders of SierraWest will receive .82 shares of the Company's stock for each share of SierraWest stock. Approximately 4,373,335 shares of the Company are expected to be issued in the transaction. SierraWest, with total assets of $879 million as of December 31, 1998, has 20 branches in California and Nevada. The acquisition is expected to be accounted for using the pooling-of-interests method of accounting. The merger is expected to close in the third quarter of 1999, subject to, among other things, the receipt of required regulatory approvals and approval by SierraWest's shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BancWest Corporation and Subsidiaries

8.  OPERATING SEGMENTS

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated results of operations or consolidated financial position as previously reported.

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business on a geographic basis. As of December 31, 1998, the Company had two reportable operating segments: First Hawaiian and Bank of the West. The First Hawaiian segment operates primarily in the State of Hawaii. The Bank of the West segment operates primarily on the mainland United States. The Bank of the West segment includes the operations acquired by the Company in the Pacific Northwest in 1996, which were merged with and into the operations of Bank of the West on November 1, 1998.

    The financial results on the Company's operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on net interest income and net income. There are no material intersegment revenues.

    The tables below present information about the Company's operating segments as of or for the quarters ended March 31, 1999 and 1998, respectively.

                                             Bank
                             First           of the                        Reconciling      Consolidated
                            Hawaiian         West            Other            Items            Totals
                            --------        -------         --------       -----------      -------------
                                                        (in millions)
1999
NET INTEREST INCOME         $    78         $    82         $    (2)         $    --          $   158
NET INCOME                       24              18              (2)              --               40
SEGMENT ASSETS                7,342           7,959           2,525           (2,452)          15,374

1998
Net interest income         $    79         $    10         $    (3)         $    --          $    86
Net income                       22               1              (2)              --               21
Segment assets                7,088             907           1,345           (1,209)           8,131

The reconciling items in the above table are principally intercompany eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained herein are forward-looking statements that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in the forward-looking statements. Readers should carefully consider these risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values;
(3) fiscal and monetary policies of government agencies; (4) credit risks inherent in the lending processes; (5) loan and deposit demand in the geographic regions in which the Company conducts business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) the effect of current and pending government legislation and regulations; (8) the extensive regulation of the Company's business at both the federal and state levels; (9) whether expected revenue enhancements and cost savings from the merger with Old BancWest are realized within expected time frames; (10) matters relating to the integration of the business of the Company and Old BancWest, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (11) unforeseen costs and/or complications relating to year 2000 compliance and euro conversion efforts of the Company and third parties with whom the Company has business relationships; (12) other risks discussed below; and (13) management's ability to manage these risks.

The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

MERGER

On November 1, 1998, for a purchase price of $905.7 million, the merger (the "Merger") of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI") was consummated. FHI, the surviving corporation of the Merger, changed its name to "BancWest Corporation." Prior to the consummation of the Merger, the former BancWest Corporation was wholly-owned by Banque Nationale de Paris ("BNP"), BNP received approximately
25.8 million shares of the Company's newly authorized Class A common stock (representing approximately 45% of the then outstanding voting stock) in the Merger. The excess of cost over fair value of net assets acquired amounted to approximately $599.0 million. The transaction was accounted for using the purchase method of accounting.

The Company recorded restructuring, Merger-related and other nonrecurring costs totaling $25,527,000 in 1998. Restructuring and Merger-related costs of $20,043,000 included: (1) severance and termination payments to employees of $2,211,000; (2) data processing contract termination penalties of $2,083,000;
(3) write-off of capitalized software costs of $2,755,000; (4) write-downs or losses associated with excess leased commercial properties of $8,179,000; (5) write-off of signage, forms, prepaid expenses and other miscellaneous assets totaling $3,828,000; and (6) other integration costs of $987,000. The severance and contract termination penalties will be paid in 1999. Other nonrecurring costs included impairment charges of $5,484,000 related to intangible assets associated with earlier acquisitions.

The Company expects that it will be able to generate increased revenues as a result of the Merger. The Company expects that pre-tax revenue enhancements will be approximately $6.3 million in 1999 and approximately $9.8 million in 2000. The Company expects to achieve these results, in part, from cross-selling products and services to the commercial and consumer customer bases of the combined company. Whether these anticipated benefits are ultimately achieved will depend on a number of factors, including the ability to successfully integrate the businesses of the Company and Old BancWest.

Although no assurance can be given either that any specific level of cost savings will be achieved or as to the timing thereof, the Company currently expects to achieve approximately $23.2 million and $41.0 million in pre-tax annual cost savings in 1999 and 2000, respectively, as a result of the Merger. These cost savings are expected to be derived principally from the merger of Pacific One Bank with Bank of the West (which occurred as of November 1, 1998), integrating data processing and back-office operations, eliminating duplicative operations and consolidating certain retail and wholesale operations.

In substantially all of the Company's income and expense categories, the principal reason for the change in the amounts reported for the quarter ended March 31, 1999 as compared to the amounts reported in the quarter ended March 31, 1998 resulted from the Merger. The increases in substantially all of the categories of the Company's Consolidated Balance Sheets between amounts reported at March 31, 1999 and those reported at March 31, 1998 also principally resulted from the Merger. Other significant factors affecting the Company's results of operations and financial position are described in the applicable sections below.

NET INCOME

The Company recorded consolidated net income for the first three months of 1999 of $40,256,000, an increase of $19,028,000, or 89.6%, over the first three months of 1998.

Basic and diluted earnings per share for the first three months of 1999 were both $.70. These per share amounts represented an increase of 2.9%, over the basic and diluted earnings per share amounts for the same period in 1998. The percentage increase in consolidated net income on a per share basis was less than the percentage increase in consolidated net income because of the issuance of 25.8 million shares of Class A common stock in connection with the Merger. The issuance resulted in a higher average number of outstanding shares in 1999 as compared to 1998.

Diluted cash earnings per share (defined as earnings per share plus after-tax amortization of goodwill and core deposit intangibles) for the first three months of 1999 was $.84, representing an increase of 15.1% over the same period in 1998.

On an annualized basis, the Company's return on average total assets for the first three months of 1999 and 1998 were 1.09% and 1.07%, respectively. Its return on average stockholders' equity for the first three months of 1999 was 9.73%, a decrease of 17.4% compared to the same period in 1998. The decrease in the return on average stockholders' equity is principally a result of the issuance of the Company's Class A common stock on November 1, 1998 and the amortization of intangible assets.

The return on average tangible assets and the return on average tangible stockholders' equity, on an annualized basis, increased by 16.10% and 32.30%, respectively, over the first three months of 1998. The increases resulted from the effects of the Merger. The return on average tangible assets and the return on average tangible stockholders' equity are defined as cash earnings as a percentage of average total assets and average stockholders' equity minus average goodwill and core deposit intangibles, respectively.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $72,224,000, or 84.3%, to $157,864,000 for the first three months of 1999 from $85,640,000 for the same period in 1998. The increase in net interest income for the first three months of 1999 over the same period in 1998 was primarily due to the Merger. The net interest margin remained at 4.80%, lower yields on assets were offset by lower rates paid on funding sources for the first three months of 1999 compared to the same period in 1998, reflecting the declining interest rate environment.

Average earning assets increased by $6,096,451,000, or 84.3%, for the first three months of 1999 over the same period in 1998, primarily due to the Merger. The increase was partially offset by the partial liquidation of investment securities in the quarter ended March 31, 1999 resulting from a change in the collateral requirements for state and local government funds.

Average loans and leases for the first three months of 1999 increased by $5,218,092,000, or 84.0%, over the same period in 1998. The mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have resulted in growth in the Company's banking operations in California and the Pacific Northwest. In addition, the Merger further enhanced this loan diversification strategy.

Average interest-bearing deposits and liabilities increased by $4,895,823,000, or 78.4%, for the first three months of 1999, over the same period in 1998 primarily due to the Merger.

The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 1999 and 1998) to make them comparable with taxable items before any income taxes are applied.

                                               THREE MONTHS ENDED MARCH 31,
                                 --------------------------------------------------------------
                                               1999                            1998
                                 ----------------------------    ------------------------------
                                             INTEREST                       Interest
                                   AVERAGE   INCOME/   YIELD/    Average    Income/    Yield/
                                   BALANCE   EXPENSE   RATE(1)   Balance    Expense    Rate(1)
                                   -------   --------  -------   -------    --------   -------
                                                           (dollars in thousands)
ASSETS

Earning assets:
  Interest-bearing deposits
   in other banks               $   231,102  $  2,938  5.16%     $  134,749  $  2,078   6.25%
  Federal funds sold and
   securities purchased
   under agreements to resell       102,749     1,218  4.81         141,402     1,867   5.35
  Investment securities (2)       1,563,391    23,389  6.07         742,732    12,558   6.86
  Loans and leases (3),(4)       11,430,019   232,579  8.25       6,211,927   134,882   8.81
                                -----------  --------            ----------  --------

   Total earning assets          13,327,261   260,124  7.91       7,230,810   151,385   8.49
                                             --------                        --------

Nonearning assets                 1,678,413                         782,061
                                -----------                      ----------

   Total assets                 $15,005,674                      $8,012,871
                                ===========                      ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits
  and liabilities:
  Deposits                      $ 9,598,199  $ 81,976  3.46%     $5,238,562  $ 51,033   3.95%
  Short-term borrowings             801,138     9,109  4.61         689,651     9,107   5.36
  Long-term debt and capital
   securities                       742,686    11,175  6.10         317,987     5,605   7.15
                                -----------  --------            ----------  --------

   Total interest-bearing
     deposits and liabilities    11,142,023   102,260  3.72       6,246,200    65,745   4.27
                                             --------  ----                  --------   ----

   Interest rate spread                                4.19%                            4.22%
                                                       ====                             ====

Noninterest-bearing demand
  deposits                        1,699,282                         806,705
Other liabilities                   486,570                         228,831
                                -----------                      ----------

   Total liabilities             13,327,875                       7,281,736

Stockholders' equity              1,677,799                         731,135
                                -----------                      ----------

   Total liabilities and
     stockholders' equity       $15,005,674                      $8,012,871
                                ===========                      ==========

   Net interest income and
     margin on total earning assets           157,864  4.80%                   85,640   4.80%
                                                       ====                             ====

Tax equivalent adjustment                          17                              62
                                             --------                        --------

   Net interest income                       $157,847                        $ 85,578
                                             ========                        ========



(1) Annualized.

(2) Average balances exclude the effects of the fair value adjustments.

(3) Nonaccruing loans have been included in computations of average loan balances.

(4) Interest income for loans included loan fees of $8,482 and $6,987 for 1999 and 1998, respectively.

INVESTMENT SECURITIES

HELD-TO-MATURITY
The following table presents the amortized cost and fair values of held-to-maturity investment securities as of the dates indicated:

                                 MARCH 31,         December 31,        March 31,
                                  1999               1998                1998
                               ----------          ----------         -----------
                                                 (in thousands)
        Amortized cost         $  283,660          $  290,922         $        --

        Unrealized gains              589               1,074                  --

        Unrealized losses            (764)               (582)                 --
                               ----------          ----------         -----------

        Fair value             $  283,485          $  291,414         $        --
                               ==========          ==========         ===========

Gross realized gains and losses for the three months ended March 31, 1999 and 1998 were not significant.

AVAILABLE-FOR-SALE
The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                MARCH 31,         December 31,         March 31,
                                   1999               1998               1998
                               ----------          ----------         ----------
                                                 (in thousands)
        Amortized cost         $1,243,739          $1,337,099         $  725,627

        Unrealized gains           11,845              11,400              1,221

        Unrealized losses          (1,393)             (1,505)            (1,160)
                               ----------          ----------         ----------

        Fair value             $1,254,191          $1,346,994         $  725,688
                               ==========          ==========         ==========

Gross realized gains and losses on available-for-sale investment securities for the three months ended March 31, 1999 and 1998 were as follows:

                                         1999               1998
                                       --------           --------
                                             (in thousands)
        Realized gains                 $      1           $     --

        Realized losses                     (13)                (5)
                                       --------           --------

        Securities losses, net         $    (12)          $     (5)
                                       ========           ========

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at March 31, 1999, December 31, 1998 and March 31, 1998:

                                             MARCH 31, 1999              December 31, 1998               March 31, 1998
                                         ----------------------      ------------------------     ----------------------------
                                            AMOUNT        %            Amount           %            Amount                %
                                         -----------   --------      ----------     ---------       ---------          -------
                                                              (dollars in thousands)
Commercial, financial and agricultural   $ 2,113,065       18.3%    $ 2,089,351          18.4%    $ 1,610,315             25.6%

Real estate:
     Commercial                            1,984,915       17.2       1,928,741          17.0       1,195,752             19.0
     Construction                            369,114        3.2         359,220           3.2         156,935              2.5
     Residential:
        Insured, guaranteed or
          conventional                     2,042,912       17.7       2,176,995          19.2       1,478,933             23.5
        Home equity credit lines             451,147        3.9         475,280           4.2         446,746              7.1
                                         -----------   --------     -----------     ---------       ---------          -------

        Total real estate loans            4,848,088       42.0       4,940,236          43.6       3,278,366             52.1
                                         -----------   --------     -----------     ---------       ---------          -------

Consumer                                   2,723,729       23.6       2,572,873          22.6         704,495             11.2
Lease financing                            1,478,732       12.8       1,355,538          12.0         333,295              5.3
Foreign                                      367,795        3.3         381,582           3.4         367,437              5.8
                                         -----------   --------     -----------     ---------       ---------          -------

        Total loans and leases            11,531,409      100.0%     11,339,580         100.0%      6,293,908            100.0%
                                                       ========                     =========                          =======

Less allowance for credit losses             150,371                    149,585                        83,154
                                         -----------                -----------                   -----------

        Total net loans and leases       $11,381,038                $11,189,995                   $ 6,210,754
                                         ===========                ===========                   ===========

Total loans and leases to:
        Total assets                                       75.0%                         75.3%                            77.4%
        Total earning assets                               85.6%                         86.2%                            86.9%
        Total deposits                                     99.8%                        100.7%                           102.5%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At March 31, 1999, total loans were $11,531,409,000, representing increases of 1.7% and 83.2% over December 31, 1998 and March 31, 1998, respectively. The increase in all loan categories from March 31, 1998 is primarily due to the Merger.

Commercial, financial and agricultural loans as of March 31, 1999 increased $23,714,000, or 1.1%, over December 31, 1998, and $502,750,000, or 31.2%, over
March 31, 1998. Although the Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, overall loan volume in the State of Hawaii continues to decline as a result of the sluggish economy. The Merger and credit extensions in California and the Pacific Northwest account for the majority of the increase in loan and lease balances and geographic and industry diversification.

Consumer loans as of March 31, 1999 increased $150,856,000, or 5.9%, over December 31, 1998, and $2,019,234,000, or 286.6%, over March 31, 1998. Consumer loans consist primarily of direct and indirect automobile, credit card and unsecured financing. The increase over March 31, 1998 is primarily due to the Merger and automobile financing in California and Oregon.

Lease financing as of March 31, 1999 increased $123,194,000, or 9.1%, over December 31, 1998, and $1,145,437,000, or 343.7%, over March 31, 1998. The increase in lease financing from December 31, 1998 was primarily due to an increase in the automobile lease portfolio in California.

The Company's international operations, principally in Guam and Grand Cayman, British West Indies, involve foreign banking and international financing activities, including short-term investments, loans, acceptances, letters of credit financing and international funds transfer. International activities are identified on the basis of the domicile of the applicable customer. Foreign loans as of March 31, 1999, decreased $13,787,000, or 3.6%, compared to December 31, 1998.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 1999, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

Nonperforming assets at March 31, 1999, December 31, 1998 and March 31, 1998 are as follows:

                                                            MARCH 31,    December 31,   March 31,
                                                              1999          1998          1998
                                                            --------      --------      --------
                                                                   (dollars in thousands)
Nonperforming loans and leases:
     Nonaccrual:
         Commercial, financial and agricultural             $ 18,316      $ 21,719      $  6,825
         Real estate:
             Commercial                                       18,459        17,457         4,568
             Construction                                        820            --            --
             Residential:
                Insured, guaranteed, or conventional          10,864         9,543        10,590
                Home equity credit lines                         449           333            90
                                                            --------      --------      --------

                  Total real estate loans                     30,592        27,333        15,248
                                                            --------      --------      --------

         Consumer                                              2,339         2,366            --
         Lease financing                                       2,355         1,816            63
         Foreign                                               1,161         1,174           218
                                                            --------      --------      --------

                  Total nonaccrual loans and leases           54,763        54,408        22,354
                                                            --------      --------      --------

     Restructured:
         Commercial, financial and agricultural                2,674         3,894         1,532
         Real estate:
             Commercial                                       27,639        30,247        30,811
             Residential:
                Insured, guaranteed, or conventional           1,101         1,100         2,412
                Home equity credit lines                          --            --           659
                                                            --------      --------      --------
                  Total real estate loans                     28,740        31,347        33,882
                                                            --------      --------      --------
                  Total restructured loans and leases         31,414        35,241        35,414
                                                            --------      --------      --------
                  Total nonperforming loans and leases        86,177        89,649        57,768

Other real estate owned and repossessed
  personal property                                           33,005        33,381        31,226
                                                            --------      --------      --------
                  Total nonperforming assets                $119,182      $123,030      $ 88,994
                                                            ========      ========      ========

Past due loans and leases (1):
     Commercial, financial and agricultural                 $  2,121      $  1,569      $  2,616
     Real estate:
         Commercial                                            4,584         2,379         1,494
         Construction                                             --           440            --
         Residential:
             Insured, guaranteed, or conventional             21,324        23,250        25,326
             Home equity credit lines                          1,561         1,710         2,073
                                                            --------      --------      --------
                  Total real estate loans                     27,469        27,779        28,893
                                                            --------      --------      --------

     Consumer                                                  4,125         3,443         3,241
     Lease financing                                             122            --            33
     Foreign                                                   2,586         1,816           717
                                                            --------      --------      --------
                  Total past due loans and leases           $ 36,423      $ 34,607      $ 35,500
                                                            ========      ========      ========

Nonperforming assets to total loans and leases and
     other real estate owned and
     repossessed personal property (end of period):
     Excluding past due loans and leases                       1.03%         1.08%         1.41%
     Including past due loans and leases                       1.35%         1.39%         1.97%

Nonperforming assets to total assets (end of period):
     Excluding past due loans and leases                        .78%          .82%         1.09%
     Including past due loans and leases                       1.01%         1.05%         1.53%

(1) Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at March 31, 1999 were $119,182,000, or 1.03%, of total loans and leases and other real estate owned ("OREO") and repossessed personal property and .78% of total assets, compared to 1.41% and 1.09%, respectively, in the first quarter of 1998.

Nonperforming assets increased by $30,188,000, or 33.92%, over the first quarter of 1998. The increase was primarily due to the Merger and two commercial, financial and agricultural loans and two real estate - commercial loans placed on nonaccrual status subsequent to the first quarter of 1998. The increase was partially offset by partial or full payoffs of two restructured loans and sales and partial write-downs of OREO subsequent to the first quarter of 1998. Nonperforming foreign loans consist primarily of loans secured by real estate in the territory of Guam.

The Company generally places loans and leases on nonaccrual status that are 90 days past due as to principal or income unless well secured and in the process of collection, or when management believes that collection of principal or income has become doubtful, or when a loan is first classified as impaired. Exceptions are made to the general rules regarding loans 90 days past due when the fair value of the collateral exceeds the Company's recorded investment in the loan or when other factors are present which indicate that the borrower will shortly bring the loan current. While the majority of consumer loans and leases are subject to the Company's general policies regarding nonaccrual loans, certain past due consumer loans and leases are not placed on nonaccrual status because they are generally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type. When loans and leases are placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. Cash interest payments received on nonaccrual loans are applied as a reduction of the principal balance when doubt exists as to the ultimate collection of the principal; otherwise, such payments are recorded as income. Nonaccrual loans and leases are generally returned to accrual status when they become current as to principal and interest or become both well secured and in the process of collection.

At March 31, 1999, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due in the table on page 13) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

Loans past due 90 days or more and still accruing interest totaled $36,423,000 at March 31, 1999, an increase of $923,000, or 2.6%, over March 31, 1998. All of the loans which are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

Although Hawaii's recovery from its 1991 recession continues to be slow and protracted, the economy in California and the Pacific Northwest continues to expand. This is evidenced by the decline in the ratios of nonperforming assets to total loans and leases and other OREO and of nonperforming assets to total assets as of March 31, 1999, which includes the impact of the California-based operations of Bank of the West, as compared to March 31, 1998.

Recently, a number of countries in the Asia Pacific region, including Japan, have experienced significant weaknesses in their economies. The economic downturn in Asia may adversely impact the volume and spending level of Asian visitors to Hawaii, which in turn may adversely affect the Hawaii economy. At March 31, 1999, outstanding commitments and loans to debtors in Asian countries, excluding Japan, of $10,495,000 represented approximately .07% of total assets and .62% of total stockholders' equity. Including Japan, such outstanding commitments totaled $69,458,000, and represented approximately .45% of total assets and 4.11% of total stockholders' equity, in each case at March 31, 1999. These commitments and loans are primarily collateralized by certificates of deposit, Hawaii real estate, standby letters of credit issued by Asian banks and/or guarantees by creditworthy Asian individuals and corporations.

The Company does not foresee a major improvement in Hawaii's economic conditions in the near-term and believes that these trends may continue to affect the level of nonperforming assets and related charge-offs in future periods.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:



                                                        THREE MONTHS ENDED MARCH 31,
                                         ----------------------------------------------------------
                                                    1999                           1998
                                         ------------------------       ---------------------------
                                           AVERAGE       AVERAGE          Average          Average
                                           BALANCE        RATE(1)         Balance          Rate (1)
                                         -----------     --------       -----------        --------
                                                          (dollars in thousands)
Interest-bearing demand                  $   307,871       1.18%         $  317,256          1.69%
Savings                                    4,278,467       2.04           2,296,283          2.68
Time                                       5,011,861       4.82           2,625,023          5.33
                                         -----------                     ----------

    Total interest-bearing deposits        9,598,199       3.46           5,238,562          3.95


Noninterest-bearing demand                 1,699,282         --             806,705            --
                                         -----------                     ----------


    Total deposits                       $11,297,481       2.94%         $6,045,267          3.42%
                                         ===========                     ==========

Average interest-bearing deposits increased $4,359,637,000, or 83.2%, over the first quarter of 1998. The increase in nearly all deposit categories from March 31, 1998 is primarily due to the Merger. The decrease in average interest-bearing demand deposits is a result of depositors seeking higher yields through the deposit product programs. The mix of average interest-bearing deposits changed, with higher yielding average time certificates of deposits representing 52.2% of average interest-bearing deposits in the first three months of 1999, as compared to 50.1% in the same period in 1998. In addition, average noninterest-bearing demand deposits for the first three months of 1999 increased $892,577,000, or 110.6%, as compared to the same period in 1998. Consequently, the overall cost of total deposits decreased by 49 basis points in the first three months of 1999 as compared to the same period in 1998.

Noninterest-bearing demand deposits decreased $500,955,000, or 24.8%, from $2,019,000 at December 31, 1998 to $1,518,000 at March 31, 1999. The decrease was due to the reclassification of certain portions of the noninterest-bearing demand deposit accounts to the savings deposit category for reserve requirement purposes.


(1) Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:


                                                               THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                              1999                      1998
                                                          ------------              ------------
                                                                (dollars in thousands)
Loans and leases outstanding (end of period)              $ 11,531,409              $  6,293,908
                                                          ============              ============

Average loans and leases outstanding                      $ 11,430,019              $  6,211,927
                                                          ============              ============

Allowance for credit losses:
   Balance at beginning of period                         $    149,585              $     82,596
                                                          ------------              ------------

   Loans and leases charged off:
      Commercial, financial and agricultural                     1,592                       915
      Real estate:
         Commercial                                                 --                         1
         Construction                                               --                        --
         Residential                                               860                       719
      Consumer                                                   6,852                     3,856
      Lease financing                                            1,457                        --
      Foreign                                                       88                       107
                                                          ------------              ------------
         Total loans and leases charged off                     10,849                     5,598
                                                          ------------              ------------

   Recoveries on loans and leases charged off:
      Commercial, financial and agricultural                        61                       618
      Real estate:
         Commercial                                                 13                       395
         Construction                                               18                        --
         Residential                                               373                         1
      Consumer                                                   1,180                       709
      Lease financing                                              360                        --
      Foreign                                                        5                        37
                                                          ------------              ------------
         Total recoveries on loans and leases
           previously charged off                                2,010                     1,760
                                                          ------------              ------------
         Net charge-offs                                        (8,839)                   (3,838)
   Provision for credit losses                                   9,625                     4,396
                                                          ------------              ------------
   Balance at end of period                               $    150,371              $     83,154
                                                          ============              ============


Net loans and leases charged off to average
   loans and leases                                                .31%(1)                   .25%(1)
Net loans and leases charged off to allowance for
   credit losses                                                 23.84%(1)                 18.72%(1)
Allowance for credit losses to total
   loans and leases (end of period)                               1.30%                     1.32%
Allowance for credit losses to nonperforming
   loans and leases (end of period):
      Excluding 90 days or more past due
         accruing loans and leases                                1.74X                     1.44x
      Including 90 days or more past due
         accruing loans and leases                                1.23X                      .89x

(1)   Annualized.

The provision for credit losses for the first quarter of 1999 was $9,625,000, an increase of $5,229,000, or 118.9%, over the first quarter of 1998. The increase in the provision for credit losses for the first three months of 1999 over the same period in 1998 primarily reflects the prolonged economic downturn in Hawaii, that has resulted in a higher level of charge-offs.

The provision for credit losses is based upon management's judgment as to the adequacy of the allowance for credit losses (the "Allowance") to absorb future losses. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

Charge-offs were $10,849,000 for the first three months of 1999, an increase of $5,251,000, or 93.8%, over the same period in 1998. The increase was primarily due to the Merger and partial charge-offs for three commercial, financial and agricultural loans totaling $1,454,000 in the first quarter of 1999 as compared to partial charge-offs for four commercial, financial and agricultural loans totaling $857,000 in the first quarter of 1998. Consumer loan charge-offs were negatively impacted by the ongoing sluggish Hawaii economy and a continued increase in personal bankruptcies. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

For the first quarter of 1999, recoveries increased $250,000, or 14.2%, over the first quarter of 1998. The increase was primarily due to the Merger and recoveries on three real estate - residential loans totaling $184,000 in the first quarter of 1999 partially offset by a $548,000 recovery on a commercial, financial and agricultural loan and a $272,000 recovery on a real estate - commercial loan in the first quarter of 1998. The decrease in recoveries reflects the ongoing sluggish Hawaii economy and continued increase in personal bankruptcies.

The Allowance increased to 1.74 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at March 31, 1999 from 1.44 times at March 31, 1998. The increase in the Allowance is principally due to the Merger and to the higher level of charge-offs caused by the economic downturn in Hawaii.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan portfolio at March 31, 1999. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $42,709,000 for the first three months of 1999, an increase of $17,321,000, or 68.2%, over the same period in 1998.

Trust and investment services income increased $1,375,000, or 19.2%, for the first three months of 1999, over the same period in 1998. The increase was primarily due to higher investment management fees earned.

Service charges on deposit accounts increased $8,048,000, or 110.7%, for the first three months of 1999, over the same period in 1998. The increase was primarily due to the Merger and higher service charges and checks paid and returned.

Other service charges and fees increased $5,227,000, or 63.6%, for the first three months of 1999, over the same period in 1998. The increase was primarily due to: (1) the Merger; (2) higher ATM convenience fee income; (3) higher merchant discount fees; and (4) mortgage servicing rights for mortgage loans that were originated and sold with servicing retained.

Other noninterest income increased $2,678,000, or 98.0%, for the first three months of 1999, over the same period in 1998. The increase was primarily due to the Merger.

NONINTEREST EXPENSE

Noninterest expense totaled $120,536,000 for the first three months of 1999, an increase of 64.2% over the same period in 1998. In addition to the increase in noninterest expense resulting from effects of the Merger, the overall increase in noninterest expense reflected integration expenses, including increased intangible amortization and higher expenses for outside services.

Total personnel expense (salaries and wages and employee benefits) increased $17,935,000, or 50.5%, for the first three months of 1999 over the same period in 1998 primarily due to the Merger. The increase was partially offset by: (1) lower salaries and wages expense as a result of the Company's re-engineering and consolidation efforts; and (2) higher pension credits.

Occupancy expense for the first three months of 1999 increased $4,616,000, or 47.3%, over the same period in 1998 primarily due to the Merger.

Equipment expense increased $819,000, or 12.7%, for the first three months of 1999 over the same period in 1998 due to the Merger. The increase was partially offset by lower depreciation on furniture and equipment.

Intangible amortization increased $7,396,000 for the first quarter of 1999 as compared to the first quarter of 1998, primarily due to three months of increased amortization expense in 1999 resulting from the $599,000,000 Merger-related increase in goodwill.

Other noninterest expense increased $16,352,000 for the first three months of 1999, an increase of 80.7% over the same period in 1998. The increase was the result of: (1) the Merger; (2) write-downs and losses on the sale of certain OREO; (3) higher outside service expenses primarily related to the Year 2000 project (see Year 2000 disclosure on pages 19 to 21); and (4) higher foreclosed property expenses.

The Company recorded restructuring, Merger-related and other nonrecurring costs totaling $25,527,000, of which $11,302,000 was accrued as a liability, in 1998. During the first quarter of 1999, the Company reduced the liability by a total of $4,380,000. The total decrease was composed of: (1) $1,902,000 for payment of data processing contract termination penalties; (2) $1,463,000 for severance payments; (3) $527,000 for payments on other integration costs; and (4) $488,000 related to excess leased commercial properties.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first three months of 1999 was 42.8%, as compared to 36.0% for the same period in 1998. The higher rate in 1999 primarily reflects the increased amortization of goodwill and intangible assets resulting from the Merger, from which the Company receives no income tax benefit.

LIQUIDITY AND CAPITAL

Stockholders' equity was $1,691,134,000 at March 31, 1999, an increase of 1.4% over $1,667,886,000 at December 31, 1998. Compared to the first quarter of 1998, stockholders' equity increased by $954,884, or 129.7%.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below, at March 31, 1999) of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets.

                                                          For Capital
                                        Actual           Adequacy Purposes
                                ------------------     -------------------
                                  Amount     Ratio        Amount     Ratio
                                ----------   -----     ----------    -----
                                          (dollars in thousands)
Tier 1 Capital to
   Risk-Weighted
   Assets                       $1,111,857   8.25%     $  538,917    4.00%
Total Capital to
   Risk-Weighted
   Assets                       $1,362,228  10.11%     $1,077,833    8.00%
Tier 1 Capital to
   Average Assets               $1,111,857   7.76%     $  429,980    3.00%

As of March 31, 1999, the Company's depository institution subsidiaries were categorized as well-capitalized under the applicable Federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company's depository institution subsidiaries must maintain Tier 1 risk-based and total risk-based capital ratios of 6% and 10%, respectively. Management is not aware of any conditions or events subsequent to March 31, 1999, that would cause a change in the Company's depository institution subsidiaries' category.

YEAR 2000 ISSUES

Background

Many computer programs were written, and many computer chips were programmed, to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. If not corrected, software and computer systems may fail or create erroneous results in the year 2000. Also, computer chips embedded in many operating facilities--such as elevators and communication systems--may cause equipment malfunctions because of the year 2000 date change. These potential software and systems problems may affect the Company, the outside companies and agencies that the Company relies upon to conduct its business and to service its customers ("External Parties"), and the Company's borrowers. Failure by the Company or these third parties to successfully address year 2000 issues could have a material and adverse effect on the Company's business or consolidated results of operations or financial condition.

The Company's programs to address these issues are being carried out by its subsidiary banks, First Hawaiian and Bank of the West. Each bank has formed management teams to address year 2000 issues. The teams report to the applicable bank's senior management and to its Board of Directors or audit committee, which in turn reports to the audit committee of the Company's Board of Directors.

The Company's year 2000 programs are designed to comply with guidelines issued by the Federal Financial Institutions Examination Council (the "FFIEC"). The Federal Deposit Insurance Corporation (the "FDIC") and Federal Reserve, which are members of the FFIEC, conduct year 2000 compliance examinations of the Company, First Hawaiian and Bank of the West. These examinations result in one of three ratings: "satisfactory," "needs improvement," or "unsatisfactory," and institutions that receive a rating of unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. Disclosure of these ratings is not permitted by Federal regulations.

Each bank's program includes the five major phases suggested in FFIEC guidelines -- awareness, assessment, renovation (remediation or replacement of noncompliant items), validation (which includes stand-alone and integration testing), and implementation. In the assessment phase, the banks classified items to be addressed as "mission critical" or "non-mission critical." Mission critical items are those applications or systems that are vital to the successful continuance of a core business activity of the bank.

First Hawaiian and Bank of the West have substantially different data processing environments and consequently different approaches to addressing year 2000 issues. While both banks rely heavily on third-party-provided software, First Hawaiian operates its own data center to meet the majority of its systems' requirements, while Bank of the West has outsourced its primary data processing services. Because of this key difference in data processing environments, implementation of each bank's year 2000 program is discussed separately below.

STATUS OF IMPLEMENTATION OF FIRST HAWAIIAN'S PROGRAM

First Hawaiian has completed the first three phases of the program -- awareness, assessment and renovation. As of December 31, 1998, First Hawaiian met a major milestone of completing the renovation, testing and validation on a stand-alone basis of a substantial portion of internal mission critical systems, meeting a goal established by the FFIEC. As of April 30, 1999, First Hawaiian had completed stand-alone testing and validation of all internal mission critical systems, and integrated testing and validation for 94% of mission critical systems. By June 30, 1999, First Hawaiian expects to complete all integrated testing of mission critical systems, and expects to have substantially completed implementation of mission critical systems.

EXTERNAL PARTIES

First Hawaiian is continuing to assess the year 2000 compliance efforts of significant External Parties. It has categorized External Parties as follows:
(1) external processors--vendors who provide core business processing services, such as credit card processing, and vendors who provide information access for First Hawaiian's customers, such as business and home P.C. banking; (2) external interfaces--companies and agencies with whom the bank exchanges information by electronic or nonelectronic media, such as automated clearing house transactions; and (3) external alliances--vendors, supplies providers, business partners, customers and other third parties that are not covered by any other category, such as credit bureaus and stock quotation services. By March 31, 1999, First Hawaiian had completed testing with all mission critical external processors. Testing with some parties with external interfaces and selected testing with customers is well underway and planned to be completed by June 30, 1999. Initial contact with External Parties involved in other alliances with First Hawaiian was completed last year, and follow-up contact will continue throughout 1999.

CUSTOMERS AND COUNTERPARTIES

The first stage of First Hawaiian's evaluation of year 2000 compliance by customers included a credit risk survey and assessment process which was completed by First Hawaiian credit officers in August 1998. Following FFIEC guidelines and based on management judgment, all aggregate loans and commitments to a borrower in excess of a fixed threshold were evaluated. In addition, all applicants for new credits are being evaluated for year 2000 risk among other underwriting risks. Borrowers are classified as "high risk," "medium risk" and "low risk" based on year 2000 status. Reassessment and review of such risks will continue throughout 1999. First Hawaiian's initial assessment of compliance by counterparties and funds providers (including major depositors) was completed in September 1998, and periodic reviews and reassessments are continuing throughout 1999.

STATUS OF IMPLEMENTATION OF BANK OF THE WEST'S PROGRAM

Bank of the West has completed the awareness and assessment phases of its year 2000 program and has completed the renovation and implementation phases for all mission critical systems. By the end of February 1999, all mainframe computer programs had been either renovated or replaced. Feature, function and interface testing have been completed for each of the renovated and replaced systems and they are currently running in the bank's production environment. Mainframe date testing will occur on a stand-alone computer provided by the external service provider and its technology center during the period March 1999 through May 1999, with completion planned by June 30, 1999. By April 30, 1999, Bank of the West had successfully completed integrated, internal future-date testing of all mission critical systems. Non-mission critical distributed systems will be future-date tested throughout the remainder of 1999 on a stand-alone test system installed on site at Bank of the West, with the majority of these systems scheduled for completion by June 30, 1999.

EXTERNAL PARTIES

Bank of the West has also assessed the year 2000 compliance efforts of key External Parties. The bank has categorized External Parties similarly to First Hawaiian, as discussed above. The bank has received periodic reports from its primary external processors which indicate that they are on or ahead of schedule with their year 2000 plans. Additionally, regulatory agencies are performing periodic reviews of these service processors' progress on year 2000 readiness and providing copies of their evaluations to Bank of the West and other banks serviced by these external processors.

Bank of the West will be performing interface testing (tests on the exchange of data with other systems) with its External Parties during the March 1999 to June 1999 testing period. Additionally, year 2000 readiness questionnaires have been sent to all key external alliance parties. Responses have been and will be monitored to focus on mission critical relationships.

CUSTOMERS AND COUNTERPARTIES

Bank of the West completed its initial assessment program in October 1998 with respect to year 2000 compliance by funds providers (such as major depositors), funds users (such as borrowers) and counterparties. Customers and counterparties were selected for review based on FFIEC guidelines and management judgment. The customers and counterparties were classified as "high risk," "medium risk" or "low risk" based on their year 2000 status. This assessment was updated in February 1999. All applicants for new credits at Bank of the West are being evaluated for year 2000 risk among other underwriting factors, if applicable. Reassessment and review of customer and counterparty risk will continue throughout 1999.

BUDGET

The Company's current estimates of the total cost related solely to the year 2000 program is $12.3 million through June 30, 2000. Additionally, it estimates that a total of $5.4 million has been and will be required for purchase and installation of new or replacement systems or equipment that were accelerated to address year 2000 issues. The source of these funds has been and will be the operating cash flow of the Company. From the beginning of the year 2000 programs through March 31, 1999, an aggregate of $7.5 million has been expended on costs related solely to year 2000 compliance efforts, and $3.3 million has been spent on the planning and accelerated installation of systems and applications to address the year 2000 compliance issues as described above. In the first quarter of 1999, the Company expended $1.1 million on costs related solely to year 2000 compliance and $.5 million on accelerated systems and applications.

CONTINGENCY PLANS

Both First Hawaiian and Bank of the West are preparing contingency plans to minimize the possibility of disruptions to their respective bank operations due to year 2000 issues. The plans address recovery of critical business processes and alternatives to mitigate potential effects of service interruptions caused by bank systems, service providers or other External Parties. Alternative strategies and contingency plans for liquidity and cash are also being developed as part of the year 2000 readiness plans for both banks. The contingency plans are expected to be substantially completed for critical business operations by June 30, 1999. Review and testing of these plans will continue through the remainder of 1999.

RISKS

Even though the Company expects that the First Hawaiian and Bank of the West programs will adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise and impact the Company's business or consolidated results of operations or financial condition. There is an additional risk that may be posed by potential failure of certain parties, such as power, telecommunication and transportation utilities or governmental agencies, to resolve year 2000 issues where alternative providers of services are not available. The Company's exposure to such infrastructure risks varies by location, in part because operations conducted in Hawaii and other island locations do not have access to adjacent power grids. For that reason and others, the Company is closely monitoring the year 2000 status and contingency plans of island-based utility providers, shippers and other parties that provide critical infrastructure to such locations.

Readers are cautioned that forward-looking statements in this discussion of year 2000 issues should be read in conjunction with the discussion of the risks and uncertainties relating to such forward-looking statements on page 8.

The disclosure contained in this Form 10-Q quarterly report, as well as the information in the Company's 1998 and 1997 Annual Reports and its 1998 Form 10-Q quarterly reports filed by the Company with the Securities and Exchange Commission regarding its year 2000 readiness, are designated as year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act.

EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies (the "Legacy Currencies") and the euro. The Participating Countries have adopted the euro as their common legal currency on that date. On January 1, 1999, the euro also began trading on currency exchanges and became available for non-cash transactions.

Following the introduction of the euro on January 1, 1999, the Legacy Currencies are scheduled to remain legal tender in the Participating Countries as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the Participating Countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the Participating Countries will withdraw all bills and coins denominated in the Legacy Currencies, so that the Legacy Currencies no longer will be legal tender for any transactions, making conversion to the euro complete.

As a provider of foreign exchange, custody, cash management and funds transfer services, the Company has actively prepared for the introduction of the euro. Similar to the year 2000 issue, euro preparations have required conversion of various operating and processing systems to avoid interruption in the Company's ongoing business activities. The costs associated with the euro conversion have been expensed in the period in which they were incurred and have not been material.

The business conducted by the Company in the Participating Countries is not material to its earnings. Furthermore, all of the Company's derivatives are based on either domestic interest rates or London Interbank Offered Rates ("LIBOR"). Although the business conducted by the Company in Participating Countries is not material, the Company has actively developed contingency plans to deal with any liquidity issues that may result if changes in payment, clearing or settlement procedures result in an increase in misrouted funds. These plans have also addressed likely problems following conversion in order to maximize the Company's ability to avoid disruptions. While the Company does not expect that the impact of the conversion will be material to its consolidated financial condition or results of operations, it cannot be assured that third parties on whom it relies will be fully prepared.

Readers are cautioned that forward-looking statements in this discussion of the euro conversion should be read in conjunction with the discussion of the risks and uncertainties relating to such forward-looking statements on page 8.

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

The Asset/Liability Committees of each of the Company's subsidiary companies are responsible for managing interest rate risk. The frequency of the various Asset/Liability Committee meetings range from weekly to monthly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to its Board of Directors. Other than loans that are originated and held for sale and commitments to purchase and sell foreign currencies and mortgage-backed securities, the Company's interest rate, derivative products and other financial instruments are not entered into for trading purposes.

The Company's exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing the asset and/or liability mix --including increasing or decreasing the amounts of fixed and/or variable instruments held by the Company -- to adjust sensitivity to interstate rate changes) and/or utilizing off-balance sheet instruments such as interest rate swaps, caps, floors, options, or forwards.

The Company models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held constant and then subjected to interest rate shocks up and down of 100 and 200 basis points (1% equals 100 basis points) each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., periodic interest rate caps or floors which permit the borrower to prepay the principal balance of the loan prior to maturity without penalty). Off-balance sheet instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a "flat rate scenario") to determine the level of interest rate risk at that time.

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

At March 31, 1999, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 44) and "Notes to Consolidated Financial Statements" (page 58 and 59) in the Financial Review section of the Company's Annual Report 1998.

                           PART II. OTHER INFORMATION

(a)  Exhibits

     Exhibit 12            Statement Regarding Computation of Ratios.

     Exhibit 27            Financial Data Schedule.

(b)  Reports on Form 8-K   Current report, dated as of February 26, 1999,
                           announcing that the Company and Bank of the West entered into an Agreement and Plan of Merger, dated as of February 25, 1999, with SierraWest Bancorp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BANCWEST CORPORATION
                                           (REGISTRANT)



Date   May 14, 1999              By     /s/ HOWARD H. KARR
     -----------------               ------------------------------
                                            HOWARD H. KARR
                                       EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER                         DESCRIPTION
      --------                       -----------

        12        Statement regarding computation of ratios.

        27        Financial data schedule.
