Form 10-Q
period 1999-06-30
BANCWEST CORP/HI
filed 1999-08-13
CIK 36377

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q


     (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ............. to .............

                          Commission file number 0-7949

                            ------------------------

                              BANCWEST CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                             ------     ------

      The number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1999 was:


                   Class                                    Outstanding
      -----------------------------                      -----------------
      Common Stock, $1.00 Par Value                      36,358,619 Shares
    Class A Common Stock, $1.00 Par Value                25,814,768 Shares



================================================================================

                                                                                                              Page
                                                                                                              ----
PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets at June 30, 1999, December 31, 1998
                  and June 30, 1998                                                                            2
           Consolidated Statements of Income for the quarter and six months ended
                  June 30, 1999 and 1998                                                                       3
           Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1999 and 1998                                                                       4
           Consolidated Statements of Changes in Stockholders' Equity for the six months ended
                  June 30, 1999 and 1998                                                                       5
           Notes to Consolidated Financial Statements                                                        5 - 8

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                 8 - 26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         26

PART II.          OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                                27

Item 6.    Exhibits and Reports on Form 8-K                                                                   28

SIGNATURES                                                                                                    29

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                       JUNE 30,          December 31,           June 30,
                                                        1999                1998                  1998
                                                     ------------        ------------        ------------
                                                                        (in thousands)
ASSETS
Cash and due from banks                              $    618,642        $    615,184        $    278,458
Interest-bearing deposits in other banks                  276,054             274,641             216,748
Federal funds sold and securities purchased
    under agreements to resell                             89,784              52,100             141,000
Investment securities:
    Held-to-maturity                                      208,492             290,922                  --
    Available-for-sale                                  1,319,785           1,346,994             715,600
Loans and leases:
    Loans and leases                                   11,709,564          11,339,580           6,304,829
    Less allowance for credit losses                      151,778             149,585              85,749
                                                     ------------        ------------        ------------
Net loans and leases                                   11,557,786          11,189,995           6,219,080
                                                     ------------        ------------        ------------
Premises and equipment                                    263,301             266,984             238,275
Customers' acceptance liability                             1,463               1,377                 746
Core deposit intangible                                    69,077              73,430              23,501
Goodwill                                                  621,866             635,245              94,304
Other real estate owned and repossessed
  personal property                                        31,107              33,381              25,795
Other assets                                              306,428             269,642             217,757
                                                     ------------        ------------        ------------
TOTAL ASSETS                                         $ 15,363,785        $ 15,049,895        $  8,171,264
                                                     ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Domestic:
     Noninterest-bearing demand                      $  1,379,993        $  2,018,561        $    844,961
     Interest-bearing demand                              275,915             318,756             274,082
     Savings                                            4,619,937           3,886,714           2,283,470
     Time                                               5,089,318           4,779,726           2,509,759
   Foreign                                                229,956             256,563             286,055
                                                     ------------        ------------        ------------
Total deposits                                         11,595,119          11,260,320           6,198,327
                                                     ------------        ------------        ------------
Short-term borrowings                                     752,303             922,867             635,670
Acceptances outstanding                                     1,463               1,377                 746
Other liabilities                                         504,042             467,486             267,155
Long-term debt                                            688,216             629,959             214,725
Guaranteed preferred beneficial interests
   in Company's junior subordinated debentures            100,000             100,000             100,000
                                                     ------------        ------------        ------------
TOTAL LIABILITIES                                      13,641,143          13,382,009           7,416,623
                                                     ------------        ------------        ------------
Stockholders' equity:
   Preferred stock                                             --                  --                  --
   Class A common stock                                    25,815              25,815                  --
   Common stock                                            33,190              33,190             165,952
   Surplus                                              1,143,726           1,141,639             148,168
   Retained earnings                                      558,202             511,525             497,246
   Accumulated other comprehensive income                     500               6,171               6,295
   Treasury stock                                         (38,791)            (50,454)            (63,020)
                                                     ------------        ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                              1,722,642           1,667,886             754,641
                                                     ------------        ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 15,363,785        $ 15,049,895        $  8,171,264
                                                     ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                       QUARTER ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------       --------------------------------
                                                      1999                 1998              1999                1998
                                                  ------------        ------------       ------------        ------------
                                                           (in thousands, except number of shares and per share data)
INTEREST INCOME
Interest and fees on loans                        $    205,518        $    131,433       $    411,205        $    261,379
Lease financing income                                  27,465               4,287             54,349               9,174
Interest on investment securities:
    Taxable interest income                             22,577              11,829             45,940              24,349
    Exempt from Federal income taxes                        17                  25                 34                  50
Other interest income                                    5,077               5,020              9,233               8,965
                                                  ------------        ------------       ------------        ------------
    Total interest income                              260,654             152,594            520,761             303,917
                                                  ------------        ------------       ------------        ------------
INTEREST EXPENSE
Deposits                                                83,414              51,798            165,390             102,831
Short-term borrowings                                    7,925               8,756             17,034              17,863
Long-term debt                                          11,750               5,591             22,925              11,196
                                                  ------------        ------------       ------------        ------------
    Total interest expense                             103,089              66,145            205,349             131,890
                                                  ------------        ------------       ------------        ------------
    Net interest income                                157,565              86,449            315,412             172,027
Provision for credit losses                             12,845               7,516             22,470              11,912
                                                  ------------        ------------       ------------        ------------
    Net interest income after provision for
        credit losses                                  144,720              78,933            292,942             160,115
                                                  ------------        ------------       ------------        ------------
NONINTEREST INCOME
Trust and investment services income                     8,274               6,258             16,818              13,427
Service charges on deposit accounts                     15,851               7,419             31,171              14,691
Other service charges and fees                          15,051               8,078             28,498              16,298
Securities losses, net                                      (8)                 --                (20)                 (5)
Other                                                    7,200               9,684             12,610              12,416
                                                  ------------        ------------       ------------        ------------
    Total noninterest income                            46,368              31,439             89,077              56,827
                                                  ------------        ------------       ------------        ------------
NONINTEREST EXPENSE
Salaries and wages                                      43,084              27,847             85,635              55,371
Employee benefits                                       11,561               7,345             22,425              15,301
Occupancy expense                                       14,120               9,772             28,495              19,531
Equipment expense                                        7,259               6,675             14,524              13,121
Intangible amortization                                  8,866               2,878             17,732               4,348
Other                                                   36,374              21,924             72,989              42,187
                                                  ------------        ------------       ------------        ------------
    Total noninterest expense                          121,264              76,441            241,800             149,859
                                                  ------------        ------------       ------------        ------------
Income before income taxes                              69,824              33,931            140,219              67,083
Provision for income taxes                              27,820              12,263             57,959              24,187
                                                  ------------        ------------       ------------        ------------
NET INCOME                                        $     42,004        $     21,668       $     82,260        $     42,896
                                                  ============        ============       ============        ============

PER SHARE DATA (1) :
    BASIC EARNINGS                                $        .73        $        .70       $       1.43        $       1.38
                                                  ============        ============       ============        ============
    DILUTED EARNINGS                              $        .73        $        .69       $       1.43        $       1.37
                                                  ============        ============       ============        ============
    CASH DIVIDENDS                                $        .31        $        .31       $        .62        $        .62
                                                  ============        ============       ============        ============
AVERAGE SHARES OUTSTANDING (1)                      57,452,636          31,143,766         57,419,064          31,162,875
                                                  ============        ============       ============        ============



(1) Per share data and average shares outstanding were computed on a combined basis using average Class A common stock and common stock.



The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             1999                    1998
                                                                           ---------              ---------
                                                                                   (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                             $ 615,184              $ 282,905
                                                                           ---------              ---------
Cash flows from operating activities:
  Net income                                                                  82,260                 42,896
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for credit losses                                           22,470                 11,912
        Net (gain) loss on disposition of assets                               1,277                 (6,022)
        Depreciation and amortization                                         32,032                 16,511
        Income taxes                                                          50,357                 19,828
        Decrease (increase) in interest receivable                             1,035                 (2,867)
        Increase in interest payable                                           1,453                  1,408
        Decrease (increase) in prepaid expenses                               (8,493)                 2,131
        Other                                                                (39,041)                 6,173
                                                                           ---------              ---------
Net cash provided by operating activities                                    143,350                 91,970
                                                                           ---------              ---------
Cash flows from investing activities:
  Net increase in interest-bearing deposits
     in other banks                                                           (1,413)               (78,818)
  Net increase in Federal funds sold and
     securities purchased under agreements to resell                         (37,684)                (6,726)
  Proceeds from maturity of held-to-maturity
     investment securities                                                   121,467                     --
  Purchase of held-to-maturity investment securities                         (39,037)                    --
  Proceeds from maturity of available-for-sale
     investment securities                                                   365,296                229,852
  Purchase of available-for-sale investment securities                      (347,503)              (156,476)
  Net increase in loans and leases to customers                             (394,416)               (80,152)
  Proceeds from the sale of assets                                                --                 11,402
  Purchase of premises and equipment                                          (5,511)                (6,920)
  Other                                                                       (1,750)                (1,009)
                                                                           ---------              ---------
Net cash used in investing activities                                       (340,551)               (88,847)
                                                                           ---------              ---------
Cash flows from financing activities:
  Net increase in deposits                                                   334,799                109,127
  Net decrease in short-term borrowings                                     (155,564)               (90,195)
  Proceeds from (payments on) long-term debt, net                             43,257                    (10)
  Cash dividends paid                                                        (35,583)               (19,309)
  Proceeds from issuance of common stock                                      12,972                     --
  Issuance (repurchase) of treasury stock, net                                   778                 (7,183)
                                                                           ---------              ---------
Net cash provided by (used in) financing activities                          200,659                 (7,570)
                                                                           ---------              ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                   $ 618,642              $ 278,458
                                                                           =========              =========

Supplemental disclosures:
  Interest paid                                                            $ 203,897              $ 130,482
                                                                           =========              =========
  Income taxes paid                                                        $   7,602              $   4,359
                                                                           =========              =========

Supplemental schedule of noncash investing
  and financing activities:
  Loans converted into other real estate owned and
     repossessed personal property                                         $   7,521              $   6,203
                                                                           =========              =========
  Loans made to facilitate the sale of other real estate owned             $   3,366              $     958
                                                                           =========              =========



The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)




                                                 Class A
                                                  Common                Common                                  Retained
                                                   Stock                Stock               Surplus              Earnings
                                                -----------          -----------          -----------           -----------
                                                                  (in thousands, except per share data)
Balance, December 31, 1998                      $    25,815          $    33,190          $ 1,141,639           $   511,525
Comprehensive income:
     Net income                                          --                   --                   --                82,260
     Unrealized valuation adjustment,
     net of tax and reclassification
       adjustment                                        --                   --                   --                    --
                                                -----------          -----------          -----------           -----------
     Comprehensive income                                --                   --                   --                82,260
                                                -----------          -----------          -----------           -----------
Cash dividends ($.62 per share)                          --                   --                   --               (35,583)
Issuance of common stock                                 --                   --                2,164                    --
Incentive Plan for Key Executives                        --                   --                   --                    --
Issuance of treasury stock under
  Stock Incentive Plan                                   --                   --                  (77)                   --
                                                -----------          -----------          -----------           -----------
BALANCE, JUNE 30, 1999                          $    25,815          $    33,190          $ 1,143,726           $   558,202
                                                ===========          ===========          ===========           ===========

Balance, December 31, 1997                      $        --          $   165,952          $   148,165           $   473,659
Comprehensive income:
     Net income                                          --                   --                   --                42,896
     Unrealized valuation adjustment,
       net of tax and reclassification
       adjustment                                        --                   --                   --                    --
                                                -----------          -----------          -----------           -----------
     Comprehensive income                                --                   --                   --                42,896
                                                -----------          -----------          -----------           -----------
Purchase of treasury stock                               --                   --                   --                    --
Cash dividends ($.62 per share)                          --                   --                   --               (19,309)
Incentive Plan for Key Executives                        --                   --                   --                    --
Issuance of treasury stock under
     Stock Incentive Plan                                --                   --                    3                    --
                                                -----------          -----------          -----------           -----------
Balance, June 30, 1998                          $        --          $   165,952          $   148,168           $   497,246
                                                ===========          ===========          ===========           ===========


                                              Accumulated
                                                 Other
                                              Comprehensive           Treasury
                                                  Income                Stock                 Total
                                              -------------           -----------           -----------
                                                       (in thousands, except per share data)
Balance, December 31, 1998                      $     6,171           $   (50,454)          $ 1,667,886
Comprehensive income:
     Net income                                          --                    --                82,260
     Unrealized valuation adjustment,
     net of tax and reclassification
       adjustment                                    (5,671)                   --                (5,671)
                                                -----------           -----------           -----------
     Comprehensive income                            (5,671)                   --                76,589
                                                -----------           -----------           -----------
Cash dividends ($.62 per share)                          --                    --               (35,583)
Issuance of common stock                                 --                10,808                12,972
Incentive Plan for Key Executives                        --                   (63)                  (63)
Issuance of treasury stock under
  Stock Incentive Plan                                   --                   918                   841
                                                -----------           -----------           -----------
BALANCE, JUNE 30, 1999                          $       500           $   (38,791)          $ 1,722,642
                                                ===========           ===========           ===========

Balance, December 31, 1997                      $      (241)          $   (55,834)          $   731,701
Comprehensive income:
     Net income                                          --                    --                42,896
     Unrealized valuation adjustment,
       net of tax and reclassification
       adjustment                                     6,536                    --                 6,536
                                                -----------           -----------           -----------
     Comprehensive income                             6,536                    --                49,432
                                                -----------           -----------           -----------
Purchase of treasury stock                               --                (7,342)               (7,342)
Cash dividends ($.62 per share)                          --                    --               (19,309)
Incentive Plan for Key Executives                        --                    27                    27
Issuance of treasury stock under
     Stock Incentive Plan                                --                   129                   132
                                                -----------           -----------           -----------
Balance, June 30, 1998                          $     6,295           $   (63,020)          $   754,641
                                                ===========           ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.


BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of BancWest Corporation and Subsidiaries (the "Company") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of significant accounting policies:

         CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of BancWest Corporation ("BWE") and its wholly owned subsidiaries:
First Hawaiian Bank and its wholly owned subsidiaries ("First Hawaiian"); Bank of the West and its wholly owned subsidiaries ("Bank of the West"); FHL Lease Holding Company, Inc. and its wholly owned subsidiary; First Hawaiian Capital I (of which BWE owns all the common securities); and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

         RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for 1998 have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on the consolidated net income as previously reported.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


2.       NEW PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the Company's consolidated financial statements.

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

3.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share for the periods indicated:


                                                                      QUARTER ENDED JUNE 30,
                                     ------------------------------------------------------------------------------------------
                                                  1999                                                 1998
                                     ------------------------------------------      ------------------------------------------
                                       INCOME     AVERAGE SHARES     PER SHARE         Income     Average Shares      Per Share
                                     (NUMERATOR)   (DENOMINATOR)       AMOUNT       (Numerator)    (Denominator)       Amount
                                     -----------  ---------------    ----------     -----------   --------------     ----------
                                                      (in thousands, except number of shares and per share data)
Basic:
    Net income                       $   42,004      57,452,636      $      .73      $   21,668      31,143,766      $      .70
Effect of dilutive securities -
    Stock Incentive
      Plan options                           --         195,716              --              --         194,003              --
                                     ----------      ----------      ----------      ----------      ----------      ----------
Diluted:
    Net income and
      assumed conversions            $   42,004      57,648,352      $      .73      $   21,668      31,337,769      $      .69
                                     ==========      ==========      ==========      ==========      ==========      ==========

                                                                     SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------------------------------
                                                  1999                                                 1998
                                     ------------------------------------------      ------------------------------------------
                                       INCOME     AVERAGE SHARES     PER SHARE         Income     Average Shares      Per Share
                                     (NUMERATOR)   (DENOMINATOR)       AMOUNT       (Numerator)    (Denominator)       Amount
                                     -----------  ---------------    ----------     -----------   --------------     ----------
                                                      (in thousands, except number of shares and per share data)
Basic:
    Net income                       $   82,260      57,419,064      $     1.43      $   42,896      31,162,875      $     1.38
Effect of dilutive securities -
    Stock Incentive
      Plan options                           --         262,714              --              --         190,498              --
                                     ----------      ----------      ----------      ----------      ----------      ----------
Diluted:
    Net income and
      assumed conversions            $   82,260      57,681,778      $     1.43      $   42,896      31,353,373      $     1.37
                                     ==========      ==========      ==========      ==========      ==========      ==========


4.       IMPAIRED LOANS

         The following table summarizes impaired loan information as of and for the six months ended June 30, 1999 and 1998 and as of and for the year ended December 31, 1998:


                                                                      JUNE 30, 1999     December 31, 1998     June 30, 1998
                                                                      -------------     -----------------     -------------
                                                                                        (in thousands)
          Impaired loans                                                 $104,353            $100,704            $ 74,688
          Impaired loans with related allowance for credit
              losses calculated under SFAS No. 114                       $ 71,290            $ 67,849            $ 51,547
          Total allowance for credit losses on impaired loans            $ 19,039            $ 18,610            $ 13,176
          Average impaired loans                                         $102,716            $ 81,436            $ 75,491
          Interest income recognized on impaired loans                   $    314            $  2,876            $    498

         Impaired loans without a related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



5.       MERGER WITH BANCWEST CORPORATION

         On November 1, 1998, the merger of the former BancWest Corporation ("Old BancWest"), parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI") was consummated (the "BancWest Merger"). At that date, Bank of the West, headquartered in San Francisco, was California's fifth largest bank with approximately $6.1 billion in assets and 103 branches in 21 counties in Northern and Central California.

         Prior to the consummation of the BancWest Merger, Old BancWest was wholly owned by Banque Nationale de Paris ("BNP"), France's second largest banking group. In the BancWest Merger, BNP received approximately 25.8 million shares of the Company's newly authorized Class A common stock (representing approximately 45% of the then outstanding voting stock). The transaction was accounted for using the purchase method of accounting and results of operations were included in the Consolidated Statements of Income from the date of acquisition. The excess of cost over fair value of net assets acquired amounted to approximately $599.0 million. FHI, the surviving corporation of the BancWest Merger, changed its name to "BancWest Corporation" on November 1, 1998.

         On July 19, 1999 the Company announced plans to consolidate its three existing data centers into a single data center in Honolulu. The consolidation will be accomplished through a facilities management contract with a service provider assuming management of First Hawaiian's existing information technology center. As a result of the consolidation effort, the Company expects to record pre-tax restructuring and other nonrecurring costs of approximately $6.9 million in the third quarter of 1999, primarily for severance and write-off of capitalized information technology costs.

6.       SUBSIDIARY MERGERS

         On June 19, 1998, First Hawaiian Creditcorp, Inc. ("Creditcorp"), a wholly owned subsidiary of the Company, was merged with and into First Hawaiian. All 13 Creditcorp branches were closed as a result of this merger.

         On November 1, 1998, Pacific One Bank, a wholly owned subsidiary of the Company, was merged with and into Bank of the West.

7.       MERGER WITH SIERRAWEST BANCORP

         On July 1, 1999, the Company completed its acquisition of SierraWest Bancorp ("SierraWest"). SierraWest and its subsidiary, SierraWest Bank, were merged into Bank of the West, resulting in issuance of approximately 4.40 million shares of the Company's common stock. The acquisition will be accounted for using the pooling-of-interests method of accounting. As a result of the SierraWest merger, the Company expects to record pre-tax restructuring and other nonrecurring costs of approximately $9.3 million in the third quarter of 1999. Historical financial information presented in future reports will be restated to include SierraWest. No material adjustments were recorded to conform SierraWest's accounting policies with that of the Company. The following summarized operating data gives effect to the acquisition as if it had been consummated on January 1, 1998:


                                            QUARTER ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------            ----------------------------------
                                         1999                    1998                   1999                    1998
                                      -----------            -----------            -----------            -----------
                                                             (in thousands, except per share data)
Net interest income                   $   168,879            $    95,981            $   337,401            $   191,352
Net income                            $    44,518            $    21,589            $    87,023            $    44,837
Basic earnings per share              $       .72            $       .61            $      1.41            $      1.26
Diluted earnings per share            $       .72            $       .60            $      1.40            $      1.25

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

         The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting. As of June 30, 1999, the Company had two reportable operating segments: First Hawaiian and Bank of the West. The First Hawaiian segment operates primarily in the State of Hawaii. The Bank of the West segment operates primarily on the mainland United States.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



         The tables below present information about the Company's operating segments as of or for the quarter and six months ended June 30, 1999 and 1998, respectively.


                                                            Quarter Ended June 30,
                             -------------------------------------------------------------------------------------
                                                  Bank
                                First            of the                             Reconciling        Consolidated
                              Hawaiian            West              Other              Items              Totals
                             ----------        ----------        ----------         -----------        ------------
                                                               (in millions)
1999
NET INTEREST INCOME          $     76.6        $     82.9        $     (1.8)        $     (0.1)        $     157.6
NET INCOME                         24.5              19.1              (1.0)              (0.6)               42.0
SEGMENT ASSETS                  7,098.0           8,206.0           2,590.0           (2,530.0)           15,364.0


1998
Net interest income          $     79.9        $     10.2        $     (3.8)        $      0.1         $      86.4
Net income                         22.6               1.4              (2.2)              (0.1)               21.7
Segment assets                  7,090.0             940.0           1,476.0           (1,335.0)            8,171.0


                                                                  Six Months Ended June 30,
                             -------------------------------------------------------------------------------------
                                                  Bank
                                First            of the                             Reconciling        Consolidated
                              Hawaiian            West              Other              Items              Totals
                             ----------        ----------        ----------         -----------        ------------
                                                               (in millions)
1999
NET INTEREST INCOME          $    154.7        $    164.5        $     (3.9)        $      0.1         $     315.4
NET INCOME                         48.5              36.8              (2.4)              (0.6)               82.3
SEGMENT ASSETS                  7,098.0           8,206.0           2,590.0           (2,530.0)           15,364.0


1998
Net interest income          $    159.0        $     20.2        $     (7.3)        $      0.1         $     172.0
Net income                         44.8               2.7              (4.5)              (0.1)               42.9
Segment assets                  7,090.0             940.0           1,476.0           (1,335.0)            8,171.0


The reconciling items in the tables above are principally inter-company eliminations.

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

BancWest Corporation and Subsidiaries
CONSOLIDATED FINANCIAL HIGHLIGHTS  (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                                                              QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------------------------
(dollars in thousands, except per share data)                                   1999          1998         1999      1998
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS
Net income                                                                    $42,004        $21,668     $82,260    $42,896
Cash dividends                                                                $17,791        $ 9,655     $35,583    $19,309
PER SHARE DATA
Diluted:
     Earnings                                                                 $   .73        $   .69     $  1.43    $  1.37
     Cash earnings                                                            $   .86        $   .74     $  1.70    $  1.47
Cash dividends                                                                $   .31        $   .31     $   .62    $   .62
Book value (at June 30)                                                                                  $ 29.83    $ 24.23
Market price (close at June 30)                                                                          $ 37.13    $ 36.38
SELECTED FINANCIAL RATIOS
Return on average total assets (ROA)                                                                        1.10%      1.07%
Return on average tangible assets                                                                           1.37%      1.17%
Return on average stockholders' equity (ROE)                                                                9.81%     11.73%
Return on average tangible stockholders' equity                                                            20.01%     15.07%
Net interest margin (fully taxable equivalent basis)                                                        4.72%      4.77%
Allowance for credit losses to total loans and leases (at June 30)                                          1.30%      1.36%
Nonperforming assets to total assets (at June 30)                                                           .80%       1.05%
Allowance for credit losses to nonperforming loans and leases (at June 30)                                 165.4%     142.1%


MERGER

On November 1, 1998, for a purchase price of $905.7 million, the merger (the "BancWest Merger") of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI") was consummated. FHI, the surviving corporation of the BancWest Merger, changed its name to "BancWest Corporation." Prior to the consummation of the BancWest Merger, the former BancWest Corporation was wholly owned by Banque Nationale de Paris ("BNP"), BNP received approximately 25.8 million shares of the Company's newly authorized Class A common stock (representing approximately 45% of the then outstanding voting stock) in the BancWest Merger. The excess of cost over fair value of net assets acquired amounted to approximately $599.0 million. The transaction was accounted for using the purchase method of accounting.

The Company recorded restructuring, BancWest Merger-related and other nonrecurring costs totaling $25,527,000 in 1998. Restructuring and BancWest Merger-related costs of $20,043,000 included: (1) severance and termination payments to employees of $2,211,000; (2) data processing contract termination penalties of $2,083,000; (3) write-off of capitalized software costs of $2,755,000; (4) write-downs or losses associated with excess leased commercial properties of $8,179,000; (5) write-off of signage, forms, prepaid expenses and other miscellaneous assets totaling $3,828,000; and (6) other integration costs of $987,000. The severance and contract termination penalties are being paid throughout 1999. Other nonrecurring costs recorded in 1998 included impairment charges of $5,484,000 related to intangible assets associated with earlier acquisitions. On July 19, 1999, the Company announced an additional pre-tax restructuring charge of approximately $6,900,000, related to the consolidation of its three data centers into a single facility in Honolulu. The charge will be taken in the third quarter of 1999. The charge is primarily composed of severance expense and write-off of capitalized information technology expenses. As a result of the facilities management agreement signed for the consolidation of the data centers, the Company expects annual cost savings of approximately $10 million annually. The expected cost savings for the consolidation of the data centers is included in the total expected cost savings for 1999 and 2000. Apart from the additional restructuring charge related to the consolidation of the Company's data centers, the Company has recorded no significant new restructuring or nonrecurring charges related to the BancWest Merger.

Although no assurance can be given either that any specific level of cost savings will be achieved or as to the timing thereof, the Company currently expects to achieve approximately $19.2 million and $41.0 million, inclusive of expected data center consolidation savings, in pre-tax annual cost savings in 1999 and 2000, respectively, as a result of the BancWest Merger. These cost savings are expected to be derived principally from the merger of our subsidiary, Pacific One Bank, with and into Bank of the West (which occurred as of November 1, 1998), integrating data processing and back-office operations, eliminating duplicative operations and consolidating certain retail and wholesale operations.

In substantially all of the Company's income and expense categories, the BancWest Merger is the principal reason for the change in the amounts reported for the quarter and six months ended June 30, 1999 as compared to the amounts reported in the quarter and six months ended June 30, 1998. The BancWest Merger was also the cause of increases in substantially all of the categories of the Company's Consolidated Balance Sheets between amounts reported at June 30, 1999 and those reported at June 30, 1998. Other significant factors affecting the Company's results of operations and financial position are described in the applicable sections below.

MERGER WITH SIERRAWEST

On July 1, 1999, the acquisition of SierraWest and its subsidiary SierraWest Bank was consummated. At July 1, 1999, SierraWest Bank had $906 million in total assets and 20 branches along the Interstate 80 corridor in Northern California and Nevada, from Sacramento to Lake Tahoe. The Company expects to convert the branch and support operations of the former SierraWest Bank into those of Bank of the West in September 1999. In connection with this merger, the Company expects to record pre-tax restructuring and other nonrecurring costs in the third quarter of 1999 of $9.3 million.

NET INCOME

The Company recorded consolidated net income for the first six months of 1999 of $82,260,000, an increase of $39,364,000, or 91.8%, over the first six months of 1998. For the second quarter of 1999, the consolidated net income of $42,004,000 represented a $20,336,000, or 93.9%, increase over the same quarter in 1998. The increase is primarily due to the effects of the BancWest Merger.

Basic and diluted earnings per share for the first six months of 1999 was $1.43, an increase of 3.6% and 4.4%, respectively, over the same period of 1998. The percentage increase in consolidated net income on a per share basis was less than the percentage increase in consolidated net income because of the issuance of 25.8 million shares of Class A common stock in connection with the BancWest Merger. The issuance resulted in a higher average number of outstanding shares in 1999 as compared to 1998.

Diluted cash earnings per share (defined as earnings per share plus after-tax amortization of goodwill and core deposit intangibles) for the first six months of 1999 was $1.70, an increase of 15.6% over the same period in 1998. The increase is primarily due to the effects of the BancWest Merger, partially offset by higher amortization of goodwill and core deposit intangibles.

On an annualized basis, the Company's return on average total assets for the first six months of 1999 and 1998 was 1.10% and 1.07%, respectively. Its return on average stockholders' equity for the first six months of 1999 was 9.81%, a decrease of 16.4% compared to the same period in 1998. The decrease in the return on average stockholders' equity is principally a result of the issuance of the Company's Class A common stock on November 1, 1998 and the increase in the amount of amortization of intangible assets.

The return on average tangible assets and the return on average tangible stockholders' equity, on an annualized basis, increased by 17.09% and 32.78%, respectively, over the first six months of 1998. These increases resulted primarily from the effects of the BancWest Merger. The return on average tangible assets and the return on average tangible stockholders' equity are defined as cash earnings as a percentage of average total assets and average stockholders' equity minus average goodwill and core deposit intangibles, respectively.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $143,339,000, or 83.3%, to $315,441,000 for the first six months of 1999 from
$172,102,000 for the same period in 1998. The increase in net interest income for the first six months of 1999 over the same period in 1998 was primarily due to the BancWest Merger.

In comparison to the same period in 1998, net interest margin for the first six months of 1999 decreased from 4.77% to 4.72%. The decrease was primarily attributable to a 62 basis point (1% equals 100 basis points) decrease in the yield on average earning assets for the first six months of 1999 compared to the same period in 1998. The decrease in the yield of average earning assets was partially offset by a 57 basis point decrease in the rate paid on funding sources for the first six months of 1999 over the same period in 1998. The decrease in both the yield on average earning assets and the rate paid on funding sources can be primarily attributed to a declining interest rate environment.

The interest income on earning assets for the first six months of 1999 was $520,790,000, an increase of $216,798,000, or 71.3%, over the same period of 1998. The interest expense for interest-bearing deposits and liabilities for the first six months of 1999, was $205,349,000, an increase of $73,459,000, or 55.7%, over the same period of 1998. The increase in interest income earned on earning assets and the interest expense paid on interest-bearing deposits and liabilities can be attributed primarily to the BancWest Merger.

Net interest income, on a fully taxable equivalent basis, increased $71,115,000, or 82.3%, to $157,577,000 for the second quarter of 1999 from $86,462,000 for the same period in 1998. The increase in net interest income for the second quarter of 1999 over the same period in 1998 was primarily due to the BancWest Merger. The decrease in the net interest margin for the second quarter of 1999 was primarily attributable to a decrease in the yield on average earning assets of 68 basis points, partially offset by a decrease in the rate paid on funding sources of 58 basis points, compared to the second quarter of 1998. As previously discussed, the yield on average earning assets and the rate paid on funding sources have both been negatively impacted by a declining interest rate environment.

Average earning assets increased by $6,193,342,000, or 85.1%, and $6,289,166,000, or 85.9%, for the six months and second quarter of 1999, respectively, over the same periods in 1998, primarily due to the BancWest Merger.

Average loans for the first six months and second quarter of 1999 increased by $5,321,504,000, or 85.4%, and $5,423,778,000, or 86.8%, respectively, over the same periods in 1998. The mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have resulted in growth from the Company's banking operations in California and the Pacific Northwest. The BancWest Merger further enhanced our loan diversification strategy.

Average interest-bearing deposits and liabilities increased by $5,148,460,000, or 82.1%, and $5,398,321,000, or 85.6%, for the first six months and second quarter of 1999, respectively, over the same periods in 1998. The BancWest Merger was primarily responsible for these increases.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 1999 and 1998) to make them comparable with taxable items before any income taxes are applied.



                                                                        QUARTER ENDED JUNE 30,
                                   -------------------------------------------------------------------------------------------
                                                         1999                                           1998
                                   ---------------------------------------------   -------------------------------------------
                                                      INTEREST                                       Interest
                                     AVERAGE           INCOME/           YIELD/      Average          Income/           Yield/
ASSETS                               BALANCE           EXPENSE           RATE(1)     Balance          Expense           Rate(1)
                                   -----------       -----------        --------   -----------       -----------       -------
                                                                   (dollars in thousands)
Earning assets:
   Interest-bearing deposits
        in other banks             $   303,989       $     3,876          5.11%    $   178,476       $     2,646          5.95%
   Federal funds sold and
        securities purchased
        under agreements to
        resell                         103,645             1,201          4.65         175,756             2,374          5.42
   Investment securities(2)          1,530,356            22,603          5.92         718,370            11,868          6.63
   Loans and leases(3),(4)          11,674,093           232,986          8.00       6,250,315           135,719          8.71
                                   -----------       -----------                   -----------

        Total earning assets        13,612,083           260,666          7.68       7,322,917           152,607          8.36
                                                                                                     -----------
Nonearning assets                    1,672,367                                         802,840
                                   -----------                                     -----------

        Total assets               $15,284,450                                     $ 8,125,757
                                   ===========                                     ===========



                                                                        SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------------------------------------------
                                                         1999                                            1998
                                   -------------------------------------------     -------------------------------------------
                                                      INTEREST                                        Interest
                                     AVERAGE           INCOME/          YIELD/       Average           Income/         Yield/
ASSETS                               BALANCE           EXPENSE          RATE(1)      Balance           Expense         Rate(1)
                                   -----------       -----------      --------     -----------       -----------       -------
                                                                      (dollars in thousands)
Earning assets:
   Interest-bearing deposits
        in other banks             $   267,747       $     6,814          5.13%    $   156,733       $     4,724          6.08%
   Federal funds sold and
        securities purchased
        under agreements to
        resell                         103,200             2,419          4.73         158,674             4,241          5.39
   Investment securities(2)          1,546,782            45,992          6.00         730,484            24,426          6.74
   Loans and leases(3),(4)          11,552,731           465,565          8.13       6,231,227           270,601          8.76
                                   -----------       -----------                   -----------       -----------          ----

        Total earning assets        13,470,460           520,790          7.80       7,277,118           303,992          8.42
                                                     -----------                                     -----------
Nonearning assets                    1,675,372                                         792,508
                                   -----------                                     -----------

        Total assets               $15,145,832                                     $ 8,069,626
                                   ===========                                     ===========



(1)  Annualized.

(2)  Average balances exclude the effects of fair value adjustments.

(3) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(4) Interest income for loans and leases included loan fees of $7,399 and $15,881 for the quarter and six months ended June 30, 1999, respectively, and $6,555 and $13,542 for the quarter and six months ended June 30, 1998, respectively.

                                                                  QUARTER ENDED JUNE 30,
                               ----------------------------------------------------------------------------------------------------
                                                          1999                                             1998
                               ------------------------------------------------     -----------------------------------------------
                                                        INTEREST                                         Interest
LIABILITIES AND                        AVERAGE          INCOME/          YIELD/       Average            Income/            Yield/
STOCKHOLDERS' EQUITY                   BALANCE          EXPENSE          RATE(1)       Balance            Expense           Rate(1)
                                     -----------      -----------       -------     -----------        -----------         --------
                                                                         (dollars in thousands)
Interest-bearing deposits
   and liabilities:

Deposits                             $10,216,624      $    83,414         3.27%     $ 5,316,899        $    51,798           3.91%
Short-term borrowings                    702,456            7,925         4.53          669,174              8,756           5.25
Long-term debt and
     capital securities                  782,207           11,750         6.03          316,893              5,591           7.08
                                     -----------      -----------                   -----------        -----------

        Total interest-bearing
             deposits and
             liabilities              11,701,287          103,089         3.53        6,302,966             66,145           4.21
                                                      -----------         ----                         -----------           ----

        Interest rate spread                                              4.15%                                              4.15%
                                                                          ====                                               ====

Noninterest-bearing demand
   deposits                            1,363,468                                        832,415
Other liabilities                        516,783                                        246,122
                                     -----------                                    -----------

        Total liabilities             13,581,538                                      7,381,503

Stockholders' equity                   1,702,912                                        744,254
                                     -----------                                    -----------

        Total liabilities and
             stockholders'
              equity                 $15,284,450                                    $ 8,125,757
                                     ===========                                    ===========

        Net interest income
             and margin on
             earning assets                               157,577         4.64%                             86,462          4.74%
                                                                          ====                                              ====

Tax equivalent adjustment                                      12                                               13
                                                      -----------                                      -----------

        Net interest income                           $   157,565                                      $    86,449
                                                      ===========                                      ===========


                                                                 SIX MONTHS ENDED JUNE 30,
                               --------------------------------------------------------------------------------------------------
                                                      1999                                               1998
                               -----------------------------------------------    -----------------------------------------------
                                                    INTEREST                                           Interest
LIABILITIES AND                 AVERAGE             INCOME/            YIELD/       Average            Income/            Yield/
STOCKHOLDERS' EQUITY            BALANCE             EXPENSE           RATE (1)      Balance            Expense           Rate (1)
                               -----------        -----------         --------    -----------        -----------         --------
                                                                    (dollars in thousands)
Interest-bearing deposits
   and liabilities:

Deposits                       $ 9,909,120        $   165,390           3.37%     $ 5,277,947        $   102,831           3.93%
Short-term borrowings              751,524             17,034           4.57          679,356             17,863           5.30
Long-term debt and
     capital securities            762,556             22,925           6.06          317,437             11,196           7.11
                               -----------        -----------                     -----------        -----------

        Total interest-bearing
             deposits and
             liabilities        11,423,200            205,349           3.63        6,274,740            131,890           4.24
                                                  -----------           ----                         -----------           ----

        Interest rate spread                                            4.17%                                              4.18%
                                                                        ====                                               ====

Noninterest-bearing demand
   deposits                      1,530,447                                            819,631
Other liabilities                  501,760                                            237,524
                               -----------                                        -----------

        Total liabilities       13,455,407                                          7,331,895

Stockholders' equity             1,690,425                                            737,731
                               -----------                                        -----------

        Total liabilities and
             stockholders'
              equity           $15,145,832                                        $8,069,626
                               ===========                                        ===========

        Net interest income
             and margin on
             earning assets                           315,441           4.72%                            172,102           4.77%
                                                                        ====                                               ====

Tax equivalent adjustment                                  29                                                 75
                                                  -----------                                        -----------

        Net interest income                       $   315,412                                          $ 172,027
                                                  ===========                                        ===========

(1)  Annualized.

INVESTMENT SECURITIES

HELD-TO-MATURITY

The following table presents the amortized cost and fair values of held-to-maturity investment securities as of the dates indicated:


                                               JUNE 30,                   December 31,                   June 30,
                                                1999                         1998                          1998
                                              ---------                   ------------                  ----------
                                                                         (in thousands)
          Amortized cost                      $ 208,492                    $ 290,922                    $      --
                                              ---------                    ---------                    ----------
          Unrealized gains                          101                        1,074                           --
          Unrealized losses                      (2,330)                        (582)                          --
                                              ---------                    ---------                    ---------
          Fair value                          $ 206,263                    $ 291,414                    $      --
                                              =========                    =========                    =========

Gross realized gains and losses for the six months ended June 30, 1999 and 1998 were not significant.

AVAILABLE-FOR-SALE

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:


                                                JUNE 30,                     December 31,                     June 30,
                                                 1999                           1998                            1998
                                              -----------                    -----------                    -----------
                                                                           (in thousands)
          Amortized cost                      $ 1,318,984                    $ 1,337,099                    $   705,103
          Unrealized gains                          7,303                         11,400                         10,554
          Unrealized losses                        (6,502)                        (1,505)                           (57)
                                              -----------                    -----------                    -----------
          Fair value                          $ 1,319,785                    $ 1,346,994                    $   715,600
                                              ===========                    ===========                    ===========

Gross realized gains and losses on available-for-sale investment securities for the six months ended June 30, 1999 and 1998 were as follows:

                                                  1999                   1998
                                               ----------             ----------
                                                         (in thousands)
         Realized gains                        $        2             $       --
         Realized losses                              (22)                    (5)
                                               ----------             ----------
         Securities losses, net                $      (20)            $       (5)
                                               ==========             ==========


Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS AND LEASES


The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at June 30, 1999, December 31, 1998 and June 30, 1998:



                                                 JUNE 30, 1999                December 31, 1998                 June 30, 1998
                                           -------------------------      -------------------------      -------------------------
                                             AMOUNT            %            Amount            %            Amount            %
                                           ----------     ----------      ----------     ----------      ----------     ----------
                                                                           (dollars in thousands)
Commercial, financial and agricultural    $ 2,175,011           18.6%    $ 2,089,351           18.4%    $ 1,624,529           25.8%

Real estate:

      Commercial                            2,010,643           17.2       1,928,741           17.0       1,254,752           19.9
      Construction                            368,669            3.1         359,220            3.2         163,078            2.6
      Residential:
          Insured, guaranteed or
            conventional                    2,001,117           17.1       2,176,995           19.2       1,382,921           21.9
          Home equity credit lines            453,530            3.9         475,280            4.2         427,620            6.8
                                          -----------    -----------     -----------    -----------     -----------    -----------

          Total real estate loans           4,833,959           41.3       4,940,236           43.6       3,228,371           51.2
                                          -----------    -----------     -----------    -----------     -----------    -----------


Consumer                                    2,777,670           23.7       2,572,873           22.6         724,002           11.5
Lease financing                             1,569,751           13.4       1,355,538           12.0         345,576            5.5
Foreign                                       353,173            3.0         381,582            3.4         382,351            6.0
                                          -----------    -----------     -----------    -----------     -----------    -----------

          Total loans and leases           11,709,564          100.0%     11,339,580          100.0%      6,304,829          100.0%
                                                         ===========                    ===========                    ===========


Less allowance for credit losses              151,778                        149,585                         85,749
                                          -----------                    -----------                    -----------

          Total net loans and leases      $11,557,786                    $11,189,995                     $6,219,080
                                          ===========                    ===========                    ===========

Total loans and leases to:

          Total assets                                          76.2%                          75.3%                          77.2%
          Total earning assets                                  87.0%                          86.2%                          86.5%
          Total deposits                                       101.0%                         100.7%                         101.7%


The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At June 30, 1999, total loans and leases were $11,709,564,000, representing increases of 3.3% and 85.7% over December 31, 1998 and June 30, 1998, respectively. The increase in substantially all loan and lease categories from June 30, 1998 is primarily due to the BancWest Merger.

Commercial, financial and agricultural loans as of June 30, 1999 increased $85,660,000, or 4.1%, over December 31, 1998, and $550,482,000, or 33.9%, over
June 30, 1998. Although the Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, during the quarter ended June 30, 1999 overall loan volume in the State of Hawaii continued to decline as a result of the sluggish economy. The BancWest Merger and credit extensions in California and the Pacific Northwest account for the majority of the increase in loan and lease balances and geographic and industry diversification.

Insured, guaranteed or conventional residential real estate loans decreased $175,878,000, or 8.1%, from December 31, 1998, and increased $618,196,000, or
44.7% over June 30, 1998. The increase from June 30, 1998 primarily reflects the effects of the BancWest Merger. The rising interest rate environment, which has resulted in a decrease in the production of new loans, is the primary reason for the decrease from December 31, 1998.

Consumer loans as of June 30, 1999 increased $204,797,000, or 8.0%, over December 31, 1998, and $2,053,668,000, or 283.7%, over June 30, 1998. Consumer loans consist primarily of direct and indirect automobile, credit card and unsecured financing. The increase over June 30, 1998 is primarily due to the BancWest Merger and automobile financing in California and Oregon. The increase in consumer loans at June 30, 1999 as compared to December 31, 1998 is primarily a result of growth in the Company's California and Pacific Northwest portfolio.

Lease financing as of June 30, 1999 increased $214,213,000, or 15.8%, over June 30, 1998, and $1,224,175,000, or 354.2%, over June 30, 1998. The increase in lease financing from June 30, 1998 was primarily due to the BancWest Merger and an increase in the automobile lease portfolio in California. The increase in lease financing at June 30, 1999, as compared to December 31, 1998, is primarily due to an increase in the Company's California and Pacific Northwest consumer lease portfolio.

The Company's international operations, principally in Guam and Grand Cayman, British West Indies, involve foreign banking and international financing activities, including short-term investments, loans, acceptances, letter of credit financing and international funds transfer. International activities are identified on the basis of the domicile of the applicable customer. Foreign loans as of June 30, 1999, decreased $28,409,000, or 7.4%, compared to December 31, 1998.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 1999, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

Nonperforming assets at June 30, 1999, December 31, 1998 and June 30, 1998 are as follows:



                                                                       JUNE 30,            December 31,            June 30,
                                                                         1999                  1998                   1998
                                                                       --------              --------              --------
                                                                                      (dollars in thousands)
Nonperforming loans and leases:
       Nonaccrual:
           Commercial, financial and agricultural                      $ 23,755              $ 21,719              $ 11,348
           Real estate:
               Commercial                                                21,021                17,457                 5,178
               Construction                                               1,006                    --                    --
               Residential:
                   Insured, guaranteed, or conventional                  15,667                 9,543                 9,139
                   Home equity credit lines                                 391                   333                    90
                                                                       --------              --------              --------

                      Total real estate loans                            38,085                27,333                14,407
                                                                       --------              --------              --------

           Consumer                                                       2,163                 2,366                    92
           Lease financing                                                2,573                 1,816                   121
           Foreign                                                        1,515                 1,174                   331
                                                                       --------              --------              --------

                      Total nonaccrual loans and leases                  68,091                54,408                26,299
                                                                       --------              --------              --------

       Restructured:
           Commercial, financial and agricultural                         2,137                 3,894                   579
           Real estate:
               Commercial                                                20,421                30,247                32,348
               Residential:
                   Insured, guaranteed, or conventional                   1,101                 1,100                 1,116
                   Home equity credit lines                                  --                    --                    --
                                                                       --------              --------              --------
                      Total real estate loans                            21,522                31,347                33,464
                                                                       --------              --------              --------
                      Total restructured loans and leases                23,659                35,241                34,043
                                                                       --------              --------              --------
                      Total nonperforming loans and leases               91,750                89,649                60,342

Other real estate owned and repossessed personal property                31,107                33,381                25,795
                                                                       --------              --------              --------
                      Total nonperforming assets                       $122,857              $123,030              $ 86,137
                                                                       ========              ========              ========

Past due loans and leases(1):
       Commercial, financial and agricultural                          $  1,361              $  1,569              $    982
       Real estate:
           Commercial                                                     3,218                 2,379                 3,547
           Construction                                                      --                   440                    --
           Residential:
               Insured, guaranteed, or conventional                      12,586                23,250                23,489
               Home equity credit lines                                   1,501                 1,710                 2,001
                                                                       --------              --------              --------
                      Total real estate loans                            17,305                27,779                29,037
                                                                       --------              --------              --------

       Consumer                                                           2,257                 3,443                 3,242
       Lease financing                                                      636                    --                   175
       Foreign                                                            1,666                 1,816                 1,348
                                                                       --------              --------              --------
                      Total past due loans and leases                  $ 23,225              $ 34,607              $ 34,784
                                                                       ========              ========              ========

Nonperforming assets to total loans and leases and other
  real estate owned and repossessed personal
  property (end of period):
       Excluding past due loans and leases                                 1.05%                 1.08%                 1.36%
       Including past due loans and leases                                 1.24%                 1.39%                 1.91%

Nonperforming assets to total assets (end of period):
       Excluding past due loans and leases                                  .80%                  .82%                 1.05%
       Including past due loans and leases                                  .95%                 1.05%                 1.48%


(1) Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at June 30, 1999 were $122,857,000, or 1.05% of total loans and leases and other real estate owned ("OREO") and repossessed personal property and .80% of total assets, as compared to 1.36% and 1.05%, respectively, at June 30, 1998.

Nonperforming assets at June 30, 1999 increased by $36,720,000, or 42.6%, over June 30, 1998. The increase was primarily due to the BancWest Merger, to two commercial, financial and agricultural loans and to three real estate-commercial loans placed on nonaccrual status subsequent to the second quarter of 1998. The increase was partially offset by partial or full payoffs of three restructured loans and sales and partial write-downs of OREO subsequent to the second quarter of 1998.

The Company generally places loans and leases on nonaccrual status when they are 90 days past due as to principal or income unless well secured and in the process of collection, or when management believes that collection of principal or income has become doubtful, or when a loan is first classified as impaired. Exceptions are made to the general rules regarding loans 90 days past due when the fair value of the collateral exceeds the Company's recorded investment in the loan or when other factors are present which indicate that the borrower will shortly bring the loan current. While the majority of consumer loans and leases are subject to the Company's general policies regarding nonaccrual loans, certain past due consumer loans and leases are not placed on nonaccrual status because they are generally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type. When loans and leases are placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. Cash interest payments received on nonaccrual loans are applied as a reduction of the principal balance when doubt exists as to the ultimate collection of the principal; otherwise, such payments are recorded as income. Nonaccrual loans and leases are generally returned to accrual status when they become current as to principal and interest or become both well secured and in the process of collection. At June 30, 1999, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due in the table on page 17) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

Loans past due 90 days or more and still accruing interest totaled $23,225,000 at June 30, 1999, a decrease of $11,559,000, or 33.2%, compared to June 30, 1998. All of the loans which are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

Although Hawaii's recovery from its 1991 recession continues to be slow, the economies in California and the Pacific Northwest continue to expand. This is evidenced by the decline in the ratios of nonperforming assets to total loans and leases including OREO and repossessed personal property and of nonperforming assets to total assets as of June 30, 1999, which includes the impact of the California-based operations of Bank of the West, as compared to June 30, 1998.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:



                                                                           QUARTER ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------
                                                                 1999                                      1998
                                                 ----------------------------------         ----------------------------------
                                                   AVERAGE                 AVERAGE            Average                 Average
                                                   BALANCE                 RATE(1)            Balance                 Rate(1)
                                                 -----------               --------         -----------               --------
                                                                          (dollars in thousands)
Interest-bearing demand                          $   292,967                 1.14%          $   521,455                 2.57%
Savings                                            4,737,187                 1.86             2,118,145                 2.55
Time                                               5,186,470                 4.69             2,677,299                 5.24
                                                 -----------                                -----------

        Total interest-bearing deposits           10,216,624                 3.27             5,316,899                 3.91

Noninterest-bearing demand                         1,363,468                   --               832,415                   --
                                                 -----------                                -----------

        Total deposits                           $11,580,092                 2.89%          $ 6,149,314                 3.38%
                                                 ===========                                ===========


                                                                          SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------------------------------------------------
                                                                  1999                                      1998
                                                  -------------------------------            -------------------------------
                                                    AVERAGE              AVERAGE              Average               Average
                                                    BALANCE              RATE(1)               Balance              Rate(1)
                                                  -----------            --------            -----------            --------
                                                                            (dollars in thousands)
Interest-bearing demand                           $   300,378                 1.16%          $   502,798                 2.65%
Savings                                             4,509,094                 1.94             2,123,843                 2.54
Time                                                5,099,648                 4.75             2,651,306                 5.29
                                                  -----------                                -----------

        Total interest-bearing deposits             9,909,120                 3.37             5,277,947                 3.93

Noninterest-bearing demand                          1,530,447                   --               819,631                   --
                                                  -----------                                -----------

        Total deposits                            $11,439,567                 2.92%          $ 6,097,578                 3.40%
                                                  ===========                                ===========


Average interest-bearing deposits increased $4,631,173,000, or 87.7%, and $4,899,725,000, or 92.2%, for the first six months and second quarter of 1999, respectively, over the same periods in 1998. The increases in nearly all deposit categories over the same periods in the prior year are primarily due to the BancWest Merger. The decrease in average interest-bearing demand deposits is a result of depositors seeking higher yields through deposit product programs.

Noninterest-bearing demand deposits decreased $638,568,000, or 31.6%, from $2,018,561,000 at December 31, 1998 to $1,379,993,000 at June 30, 1999. The
decrease was due to the reclassification of certain portions of noninterest-bearing demand deposit accounts to the savings deposit category for reserve requirement purposes.

     (1)  Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:


                                                              QUARTER ENDED                            SIX MONTHS ENDED
                                                                 JUNE 30,                                   JUNE 30,
                                                     ---------------------------------         ---------------------------------
                                                         1999                 1998                 1999                 1998
                                                     ------------         ------------         ------------         ------------
                                                                               (dollars in thousands)
Loans and leases outstanding (end of period)         $ 11,709,564         $  6,304,829         $ 11,709,564         $  6,304,829
                                                     ============         ============         ============         ============

Average loans and leases outstanding                 $ 11,674,093         $  6,250,315         $ 11,552,731         $  6,231,227
                                                     ============         ============         ============         ============

Allowance for credit losses summary:
   Balance at beginning of period                    $    150,371         $     83,154         $    149,585         $     82,596
                                                     ------------         ------------         ------------         ------------

   Loans and leases charged off:
       Commercial, financial and agricultural               2,094                  545                3,686                1,460
       Real estate:
           Commercial                                       1,774                  419                1,774                  420
           Construction                                        --                   --                   --                   --
           Residential                                        807                  898                1,667                1,617
       Consumer                                             6,741                3,826               13,593                7,682
       Lease financing                                      2,159                    5                3,616                    5
       Foreign                                                172                  109                  260                  216
                                                     ------------         ------------         ------------         ------------
           Total loans and leases charged off              13,747                5,802               24,596               11,400
                                                     ------------         ------------         ------------         ------------

   Recoveries on loans and leases charged off:
       Commercial, financial and agricultural                 155                   44                  216                  662
       Real estate:
           Commercial                                         144                  120                  157                  515
           Construction                                        --                   --                   18                   --
           Residential                                        133                   72                  506                   73
       Consumer                                             1,476                  614                2,656                1,323
       Lease financing                                        400                   --                  760                   --
       Foreign                                                  1                   31                    6                   68
                                                     ------------         ------------         ------------         ------------
           Total recoveries on loans and leases
           previously charged off                           2,309                  881                4,319                2,641
                                                     ------------         ------------         ------------         ------------
           Net charge-offs                                (11,438)              (4,921)             (20,277)              (8,759)
   Provision for credit losses                             12,845                7,516               22,470               11,912
                                                     ------------         ------------         ------------         ------------
   Balance at end of period                          $    151,778         $     85,749         $    151,778         $     85,749
                                                     ============         ============         ============         ============


Net loans and leases charged off to average loans             .39%(1)              .32%(1)              .35%(1)              .28%(1)
   and leases
Net loans and leases charged off to allowance for
   credit losses                                            30.23%(1)            23.02%(1)            26.94%(1)            20.60%(1)
Allowance for credit losses to total
   loans and leases (end of period)                          1.30%                1.36%                1.30%                1.36%
Allowance for credit losses to nonperforming
   loans and leases (end of period):
       Excluding 90 days past due
           accruing loans and leases                        1.65X                1.42x                1.65X                1.42x
       Including 90 days past due
           accruing loans and leases                        1.32X                 .90x                1.32X                 .90x


(1) Annualized.

The provision for credit losses for the first six months of 1999 was $22,470,000, an increase of $10,558,000, or 88.6%, over the same period in 1998.
The increase in the provision for credit losses for the first six months of 1999 over the same period in 1998 primarily reflects the larger loan portfolio resulting from the BancWest Merger and the prolonged economic downturn in Hawaii, which has resulted in a higher level of charge-offs.

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

Charge-offs were $24,596,000 for the first six months of 1999, an increase of $13,196,000, or 115.8%, over the same period in 1998. The increase was primarily due to the BancWest Merger and partial charge-offs of three commercial, financial and agricultural loans and one real estate - commercial loan totaling $4,252,000 for the first six months of 1999 as compared to partial charge-offs for four commercial, financial and agricultural loans and one real estate - residential loan totaling $1,101,000 for the first six months of 1998. Consumer loan charge-offs were negatively impacted by the ongoing sluggish Hawaii economy and a continued increase in personal bankruptcies. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

For the first six months of 1999, recoveries increased $1,678,000, or 63.5%, over the same period in 1998. The increase was primarily due to the BancWest Merger, partially offset by a $548,000 recovery on a commercial, financial and agricultural loan and a $272,000 recovery on a real estate - commercial loan in the first quarter of 1998.

The Allowance increased to 1.65 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at June 30, 1999 from 1.42 times at June 30, 1998. The increase in the Allowance is principally due to the BancWest Merger.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan and lease portfolio at June 30, 1999. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $89,077,000 and $46,368,000 for the first six months and second quarter of 1999, respectively, an increase of $32,250,000 and $14,929,000, or 56.8% and 47.5%, respectively, over the same periods in 1998.

Trust and investment services income increased $3,391,000 and $2,016,000, or 25.3% and 32.2%, for the first six months and second quarter of 1999, respectively, over the same periods in 1998. These increases were primarily due to higher investment and trust management fees earned.

Service charges on deposit accounts increased $16,480,000 and $8,432,000, or 112.2% and 113.7% for the first six months and second quarter of 1999, respectively, over the same periods in 1998. These increases were primarily due to the BancWest Merger and higher service charges.

Other service charges and fees increased $12,200,000 and $6,973,000, or 74.9% and 86.3%, for the first six months and second quarter of 1999, respectively, over the same periods in 1998. These increases were primarily due to: (1) the BancWest Merger; (2) higher mortgage servicing fees for mortgage loans that were originated and sold with servicing retained; (3) higher ATM convenience fee income; and (4) higher merchant discount fees.

Other noninterest income for the first six months of 1999 increased by $194,000, or 1.6%, over the same period in 1998. Other noninterest income for second quarter of 1999 decreased by $2,484,000, or 25.7%, compared to the second quarter of 1998. The decrease in the second quarter was primarily due to gains on sales in the second quarter of 1998 for a corporate aircraft and the Maui regional manager's residence of $3,907,000 and $2,115,000, respectively, partially offset by the effects of the BancWest Merger.

NONINTEREST EXPENSE

Noninterest expense totaled $241,800,000 for the first six months of 1999, an increase of 61.4% over the same period in 1998. Noninterest expense totaled $121,264,000 for the second quarter of 1999, an increase of 58.6% over the same period a year ago.

Total personnel expense (salaries and wages and employee benefits) increased $37,388,000 and $19,453,000, or 52.9% and 55.3% for the first six months and second quarter of 1999, respectively, over the same periods in 1998. The increase was primarily due to the larger number of employees resulting from the BancWest Merger. The increase was partially offset by lower salaries and wages expense as a result of the Company's re-engineering and consolidation efforts and higher pension credits.

Occupancy expense for the first six months of 1999 increased $8,964,000, or 45.9%, over the same period in 1998. The occupancy expense for the second quarter of 1999 increased $4,348,000, or 44.5%, over the same period in 1998. The primary reason for these increases was the increase in the amount of facilities resulting from the BancWest Merger.

Equipment expense increased $1,403,000 and $584,000, or 10.7% and 8.7%, respectively, for the first six months and second quarter of 1999, over the same periods in 1998. The increase was primarily the result of the increase in the amount of equipment due to the BancWest Merger, partially offset by lower depreciation expense on furniture and equipment.

Intangible amortization increased $13,384,000 and $5,988,000, for the first six months and second quarter, respectively, over the same periods in 1998, primarily due to increased amortization expense in 1999, resulting from the $599,000,000 BancWest Merger-related increase in goodwill.

Other noninterest expense increased $30,802,000 and $14,450,000 for the first six months and second quarter of 1999, respectively, an increase of 73.0% and 65.9% over the same periods in 1998. These increases were the result of: (1) the BancWest Merger; (2) write-downs and losses on the sale of certain OREO; (3) higher outside service expenses primarily related to the year 2000 project (see year 2000 disclosure on pages 23 to 26); (4) higher foreclosed property expenses; and (5) the charitable donation of a recreational center to a community group in Hawaii resulting in a pre-tax loss on disposal of $1,277,000.

The Company recorded restructuring, BancWest Merger-related and other nonrecurring costs totaling $25,527,000, of which $11,302,000 was accrued as a liability in 1998. During the first six months of 1999, this liability was reduced by a total of $5,210,000, as a result of: (1) the payment of $1,975,000 for data processing contract termination penalties; (2) $1,740,000 for severance payments; (3) $527,000 for payments on other integration costs; and (4) $968,000 related to excess leased commercial properties.

INCOME TAXES

The Company's effective income tax rate (exclusive of the tax equivalent adjustment) for the first six months and second quarter of 1999 was 41.3% and 39.8%, as compared to 36.1% for the same periods in 1998. The higher rates in 1999 primarily reflect the increased amortization of goodwill and intangible assets resulting from the BancWest Merger, from which the Company receives no benefit, partially offset by the tax benefit of the charitable donation of the recreational center.

LIQUIDITY AND CAPITAL

Stockholders' equity was $1,722,642,000 at June 30, 1999, an increase of 3.3% over $1,667,886,000 at December 31, 1998. Compared to June 30, 1998,
stockholders' equity at June 30, 1999 increased by $968,001,000, or 128.3%. The increase is primarily due to the issuance of 25,814,768 shares of Class A Common Stock on November 1, 1998, in connection with the BancWest Merger.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below, at June 30, 1999) of Tier 1 and Total Capital to risk-weighted assets, and of Tier 1 Capital to average assets.


                                                                   For Capital
                                      Actual                     Adequacy Purposes
                          ---------------------------       --------------------------
                            Amount              Ratio          Amount             Ratio
                          ----------             ----       ----------            ----
                                             (dollars in thousands)
Tier 1 Capital to
   Risk-Weighted
   Assets                 $1,157,474             8.54%      $  542,229            4.00%
Total Capital to
   Risk-Weighted
   Assets                 $1,427,595            10.53%      $1,084,458            8.00%
Tier 1 Capital to
   Average Assets         $1,157,474             7.92%      $  438,593            3.00%


As of June 30, 1999, the Company's depository institution subsidiaries were categorized as well-capitalized under the applicable Federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company's depository institution subsidiaries must, among other things, maintain Tier 1 risk-based and total risk-based capital ratios of 6% and 10%, respectively.

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

Each bank's program includes the five major phases suggested in FFIEC guidelines --awareness, assessment, renovation (remediation or replacement of noncompliant items), validation (which includes stand-alone and integration testing), and implementation. In the assessment phase, the banks classified items to be addressed as "mission critical" or "non-mission critical." Mission critical items are those applications or systems that are vital to the successful continuance of a core business activity of the bank.

First Hawaiian and Bank of the West have substantially different data processing environments and consequently different approaches to addressing year 2000 issues. While both banks rely heavily on third-party-provided software, First Hawaiian has operated its own data center to meet the majority of its systems' requirements, while Bank of the West has outsourced its primary data processing services. Because of this key difference in data processing environments, implementation of each bank's year 2000 program is discussed separately below.

STATUS OF IMPLEMENTATION OF FIRST HAWAIIAN'S PROGRAM

First Hawaiian completed the first three phases of the program for mission critical systems by December 31, 1998, and by June 30, 1999 had successfully completed all five phases of the program for mission critical systems, meeting a goal established by the FFIEC. In addition, by June 30, 1999, First Hawaiian had completed all five phases of the program for over 99% of non-mission critical systems.


EXTERNAL PARTIES

First Hawaiian is continuing to assess the year 2000 compliance efforts of significant External Parties. It has categorized External Parties as follows:
(1) external processors--vendors who provide core business processing services, such as credit card processing, and vendors who provide information access for First Hawaiian's customers, such as business and home P.C. banking; (2) external interfaces--companies and agencies with whom the bank exchanges information by electronic or nonelectronic media, such as automated clearing house transactions; and (3) external alliances--vendors, supplies providers, business partners, customers and other third parties that are not covered by any other category, such as credit bureaus and stock quotation services. By March 31, 1999, First Hawaiian had completed testing with all mission critical external processors. As of June 30, 1999, First Hawaiian had substantially completed testing of external interfaces with mission critical parties and had completed selected testing with customers. First Hawaiian completed the initial contact with External Parties involved in other alliances in 1998, and by June 30, 1999 had completed the third round of follow-up contacts. This effort will continue through the remainder of the year.


CUSTOMERS AND COUNTERPARTIES

The first stage of First Hawaiian's evaluation of year 2000 compliance by customers included a credit risk survey and assessment process which was completed by First Hawaiian credit officers in August 1998. Following FFIEC guidelines and based on management judgment, all aggregate loans and commitments to a borrower in excess of a fixed threshold were evaluated. In addition, all applicants for new credits are being evaluated for year 2000 risk among other underwriting risks. Borrowers are classified as "high risk," "medium risk" and "low risk" based on year 2000 status. First Hawaiian continually reassesses the year 2000 credit risk of larger borrowers. As planned, on June 30, 1999 it completed the re-evaluation of all large borrowers in high-, medium- and low-risk categories to determine their progress in mitigating their year 2000 risk and whether contingency plans have been developed. Periodic reviews and reassessments of compliance by counterparties and funds providers (major depositors) have continued on a regular basis since the completion of the initial assessment last year, and will be a focus area throughout the second half of 1999.


STATUS OF IMPLEMENTATION OF BANK OF THE WEST'S PROGRAM

Bank of the West completed all five phases of its year 2000 program for all mission critical systems prior to June 30, 1999, meeting the goal established by the FFIEC. Bank of the West's mainframe systems have completed future date testing and are currently running in production. Testing of non-mission critical distributed systems is proceeding on plan, with all five phases of the program completed for approximately 70% of these systems as of June 30, 1999. Testing of non-mission critical systems will continue throughout the remainder of the year.


EXTERNAL PARTIES

Bank of the West has also assessed the year 2000 compliance efforts of key External Parties. The bank has categorized External Parties similarly to First Hawaiian, as discussed above. The bank has received periodic reports from its primary external processors, which indicate that they are on or ahead of schedule with their year 2000 plans. Additionally, regulatory agencies are performing periodic reviews of these service processors' progress on year 2000 readiness and providing copies of their evaluations to Bank of the West and other banks serviced by these external processors.

As of June 30, 1999, Bank of the West had successfully completed interface third-party testing with all mission critical external processors and had substantially completed interface testing with other selected vendors, processors and customers. Year 2000 readiness questionnaires have been sent to all key external alliance parties. Responses have been and will continue to be monitored throughout the remainder of the year.


CUSTOMERS AND COUNTERPARTIES

Bank of the West completed its initial assessment program in October 1998 with respect to year 2000 compliance by funds providers (such as major depositors), funds users (such as borrowers) and counterparties. Customers and counterparties were selected for review based on FFIEC guidelines and management judgment. The customers and counterparties were classified as "high risk," "medium risk" or "low risk" based on their year 2000 status. This assessment was updated in February 1999 and again in June 1999. All applicants for new credits at Bank of the West are being evaluated for year 2000 risk among other underwriting factors. Reassessment and review of customer and counterparty risk will continue throughout 1999.

BUDGET

The Company's current estimates of the total cost related solely to the year 2000 program is $12.3 million through June 30, 2000. Additionally, it estimates that a total of $5.4 million has been and will be required for purchase and installation of new or replacement systems or equipment that were accelerated to address year 2000 issues. The source of these funds has been and will be the operating cash flow of the Company. From the beginning of the year 2000 programs through June 30, 1999, an aggregate of $8.2 million has been expended on costs related solely to year 2000 compliance efforts, and $3.8 million has been spent on the planning and accelerated installation of systems and applications to address the year 2000 compliance issues as described above. For the six months ended June 30, 1999, the Company expended $1.9 million on costs related solely to year 2000 compliance and $.9 million on accelerated systems and applications.


CONTINGENCY PLANS

Both First Hawaiian and Bank of the West have prepared contingency plans to minimize the possibility of disruptions to their respective bank operations due to year 2000 issues. The plans address recovery of critical business processes and alternatives to mitigate potential effects of service interruptions caused by bank systems, service providers or other External Parties. Alternative strategies and contingency plans for liquidity and cash are also being developed as part of the year 2000 readiness plans for both banks. The contingency plans for critical business operations of both banks were completed by June 30, 1999, the milestone recommended by FFIEC guidelines. Validation of these plans has begun, and testing will occur throughout the remainder of 1999.


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

The disclosure contained in this Form 10-Q quarterly report, as well as the information in the Company's 1998 and 1997 Annual Reports and its 1999 and 1998 Form 10-Q quarterly reports filed by the Company with the Securities and Exchange Commission regarding its year 2000 readiness, are designated as year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act.


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

The business conducted by the Company in the Participating Countries is not material to its earnings. Furthermore, all of the Company's derivatives are based on either domestic interest rates or London Interbank Offered Rates ("LIBOR"). Although the business conducted by the Company in Participating Countries is not material, the Company has actively developed contingency plans to deal with any liquidity issues that may result if changes in payment, clearing or settlement procedures result in an increase in misrouted funds. These plans have also addressed likely problems following conversion in order to maximize the Company's ability to avoid disruptions. While the Company does not currently expect that the impact of the conversion will be material to its consolidated financial condition or results of operations, it cannot be assured that third parties on whom it relies will be fully prepared.

Readers are cautioned that forward-looking statements in this discussion of the euro conversion should be read in conjunction with the discussion of the risks and uncertainties relating to such forward-looking statements on page 8.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 1999, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 44) and "Notes to Consolidated Financial Statements" (page 58 and 59) in the Financial Review section of the Company's Annual Report 1998.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of stockholders held on April 15, 1999, the stockholders voted on the following matters:

          (a) Election of three Non-Class A Directors for a term of three years expiring in 2002, or until their successors are elected and qualified:


                                                                                Votes
                                          ------------------------------------------------------------------------------
                     Name                              For                                               Withheld
                     ----                              ---                                               --------
               Walter A. Dods, Jr.        28,671,516          (99.8%)                              43,597          (.2%)
               Paul Mullin Ganley         28,673,243          (99.9%)                              41,870          (.1%)
               Dr. Fujio Matsuda          28,671,571          (99.8%)                              43,542          (.2%)


          There were no abstentions.

          The following persons continue as directors for the terms indicated as follows:

                                                    Expiration of
                    Director                       Term of Office
                    --------                       --------------
               John W. A. Buyers                        2000
               David M. Haig                            2000
               John A. Hoag                             2000
               John K. Tsui                             2000
               Dr. Julia Ann Frohlich                   2001
               Bert T. Kobayashi, Jr.                   2001
               Fred C. Weyand                           2001
               Robert C. Wo                             2001

          (b) Election of PricewaterhouseCoopers LLP, as the auditor of the Company to serve for the ensuing year: for - 28,624,593 (99.7%), against - 22,125 (.1%), abstained - 68,391 (.2%) and unvoted - 9
               (less than .1%).

          (c) Election of three Class A Directors for a term of three years expiring in 2002, or until their successors are elected and qualified:

                                                                          Votes
                                        ---------------------------------------------------------------------------
                    Name                              For                                         Withheld
                    ----                              ---                                         --------
               Jacques Ardant           25,814,768           (100%)                                  --
               Yves Martrenchar         25,814,768           (100%)                                  --
               Don J. McGrath           25,814,768           (100%)                                  --

         The following persons continue as Class A Directors for the terms indicated as follows:


                                                 Expiration of
                    Director                    Term of Office
                    --------                    --------------
               Michel Larrouilh                      2000
               Joel Sibrac                           2000
               Jacques Henri Wahl                    2000
               Robert A. Fuhrman                     2001
               Vivien Levy-Garboua                   2001
               Rodney R. Peck                        2001

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 12   Statement regarding computation of ratios.

                  Exhibit 27   Financial data schedule.

         (b) Reports on Form 8-K - On June 11, 1999, BancWest filed a Current Report on Form 8-K disclosing under Item 5 that BancWest had issued a prospectus supplement, dated June 10, 1999, for a public offering of 350,000 shares of BancWest common stock at a price of $37.0625 a share under BancWest's Registration Statement on Form S-3 (as filed on May 19, 1999).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BANCWEST CORPORATION


                                            (REGISTRANT)



Date August 11, 1999                        By    /s/ HOWARD H. KARR
     --------------------                      --------------------------------
                                                        HOWARD H. KARR
                                                 EXECUTIVE VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX


       EXHIBIT
        NUMBER                   DESCRIPTION
       -------                   -----------
         12       Statement regarding computation of ratios.

         27       Financial data schedule.