Form 10-Q
period 1999-09-30
BANCWEST CORP/HI
filed 1999-11-12
CIK 36377

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ---------------
                                    FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                               OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ________________

                          Commission file number 0-7949

                                 ---------------

                              BANCWEST CORPORATION
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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No __

The number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1999 was:

                  Class                                     Outstanding
   -------------------------------------                 -----------------
       Common Stock, $1.00 Par Value                     36,458,237 Shares
   Class A Common Stock, $1.00 Par Value                 25,814,768 Shares

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                Page
                                                                                       ------
        Consolidated Balance Sheets at September 30, 1999, December 31, 1998
               and September 30, 1998                                                    2-3
        Consolidated Statements of Income for the quarter and nine months ended
               September 30, 1999 and 1998                                                4
        Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1999 and 1998                                                5
        Consolidated Statements of Changes in Stockholders' Equity for the nine
               months ended September 30, 1999 and 1998                                   6
        Notes to Consolidated Financial Statements                                       6-10

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                11-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk                       29

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                 30

SIGNATURES                                                                               31

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   SEPTEMBER 30,      December 31,     September 30,
                                                                        1999              1998             1998
                                                                   -------------      ------------     -------------
                                                                                     (in thousands)
ASSETS
Cash and due from banks                                             $   693,001       $   664,772       $  310,290
Interest-bearing deposits in other banks                                387,626           278,455          222,910
Federal funds sold and securities purchased
     under agreements to resell                                         444,950            66,500          280,200
Investment securities:
     Held-to-maturity                                                   161,450           290,922               --
     Available-for-sale                                               1,538,811         1,480,976          791,769
Loans and leases:
     Loans and leases                                                12,315,651        11,964,563        6,874,643
     Less allowance for credit losses                                   161,543           158,294           94,573
                                                                    -----------       -----------       ----------
Net loans and leases                                                 12,154,108        11,806,269        6,780,070
                                                                    -----------       -----------       ----------
Premises and equipment                                                  278,787           283,881          255,902
Customers' acceptance liability                                           1,221             1,377              528
Core deposit intangible                                                  67,305            73,946           23,016
Goodwill                                                                619,380           636,677           94,533
Other real estate owned and repossessed
     personal property                                                   31,801            34,440           28,399
Other assets                                                            344,515           310,849          261,122
                                                                    -----------       -----------       ----------
TOTAL ASSETS                                                        $16,722,955       $15,929,064       $9,048,739
                                                                    ===========       ===========       ==========

Liabilities and Stockholders' Equity
Deposits:
     Domestic:
       Noninterest-bearing demand                                   $ 1,657,938       $ 2,195,920       $  967,653
       Interest-bearing demand                                          307,655           585,219          526,832
       Savings                                                        5,002,089         3,911,237        2,299,214
       Time                                                           5,765,089         5,093,933        2,903,985
     Foreign                                                            255,132           256,563          267,588
                                                                    -----------       -----------       ----------
Total deposits                                                       12,987,903        12,042,872        6,965,272
                                                                    -----------       -----------       ----------
Federal funds purchased and securities sold
     under agreements to repurchase                                     525,736           889,895          512,979
Other short-term borrowings                                              14,929            32,972          111,728
Acceptances outstanding                                                   1,221             1,377              528
Other liabilities                                                       566,094           481,424          296,365
Long-term debt                                                          706,796           634,368          218,078
Guaranteed preferred beneficial interests
     in Company's junior subordinated debentures                        100,000           100,000          100,000
                                                                    -----------       -----------       ----------
TOTAL LIABILITIES                                                   $14,902,679       $14,182,908       $8,204,950
                                                                    ===========       ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED (UNAUDITED)


                                                                   SEPTEMBER 30,      December 31,     September 30,
                                                                        1999              1998             1998
                                                                   -------------      ------------     -------------
                                                                                     (in thousands)
Stockholders' equity:
     Preferred stock, par value $1 at September 30, 1999
       and December 31, 1998; $5 at September 30, 1998
       Authorized and unissued - 50,000,000 shares at
       September 30, 1999, December 31, 1998 and
       September 30, 1998                                         $        --       $        --       $       --
     Class A common stock - par value $1 at September
       30, 1999 and December 31, 1998; none at September
       30, 1998
       Authorized - 75,000,000 shares at September 30, 1999
         and December 31, 1998; none at September 30,
         1998
       Issued - 25,814,768 shares at September 30, 1999
         and December 31, 1998; none at September 30, 1998              25,815            25,815               --
     Common stock, par value $1 at September 30, 1999 and
       December 31, 1998; $5 at September 30, 1998
       Authorized - 200,000,000 shares at September 30, 1999
         and December 31, 1998; 100,000,000 shares at
         September 30, 1998
       Issued - 37,683,988, 37,537,814 and 37,513,414
         shares at September 30, 1999, December 31, 1998 and
         September 30, 1998, respectively                                37,684            37,537          187,567
     Surplus                                                          1,187,684         1,183,275          171,910
     Retained earnings                                                  611,372           543,755          539,434
     Accumulated other comprehensive income                              (4,098)            6,228            7,915
     Treasury stock, at cost - 1,236,118, 1,635,397 and
       2,044,874, at September 30, 1999, December 31, 1998 and
       September 30, 1998, respectively                                 (38,181)          (50,454)         (63,037)
                                                                    -----------       -----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                            1,820,276         1,746,156          843,789
                                                                    -----------       -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $16,722,955       $15,929,064       $9,048,739
                                                                    ===========       ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                 QUARTER ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------  -------------------------------
                                                     1999            1998          1999            1998
                                                 -----------     -----------    -----------     -----------
                                                 (in thousands, except number of shares and per share data)
INTEREST INCOME
Interest and fees on loans                       $   225,044     $   147,363    $   666,275     $   435,612
Lease financing income                                28,702           4,610         83,325          14,273
Interest on investment securities:
      Taxable interest income                         25,719          12,409         74,045          39,374
      Exempt from Federal income taxes                   278             252            829             686
Other interest income                                  8,556           6,882         18,528          17,577
                                                 -----------     -----------    -----------     -----------
      Total interest income                          288,299         171,516        843,002         507,522
                                                 -----------     -----------    -----------     -----------
INTEREST EXPENSE
Deposits                                              93,677          59,359        271,057         174,800
Short-term borrowings                                  6,877           7,826         23,913          25,689
Long-term debt                                        12,240           5,792         35,412          17,142
                                                 -----------     -----------    -----------     -----------
      Total interest expense                         112,794          72,977        330,382         217,631
                                                 -----------     -----------    -----------     -----------
      Net interest income                            175,505          98,539        512,620         289,891
Provision for credit losses                           11,835           6,719         35,405          20,061
                                                 -----------     -----------    -----------     -----------
      Net interest income after provision for
         credit losses                               163,670          91,820        477,215         269,830
                                                 -----------     -----------    -----------     -----------
NONINTEREST INCOME
Trust and investment services income                   8,109           6,510         24,927          19,937
Service charges on deposit accounts                   17,058           8,696         50,060          24,943
Other service charges and fees                        14,489          10,290         48,384          28,747
Securities gains (losses), net                            (1)            470            (21)            612
Other                                                  6,828           4,147         19,572          19,621
                                                 -----------     -----------    -----------     -----------
      Total noninterest income                        46,483          30,113        142,922          93,860
                                                 -----------     -----------    -----------     -----------
NONINTEREST EXPENSE
Salaries and wages                                    45,133          31,745        136,388          94,686
Employee benefits                                     14,050           8,753         40,626          27,908
Occupancy expense                                     15,141          10,693         45,044          32,159
Equipment expense                                      7,683           6,728         23,318          21,398
Intangible amortization                                8,953           2,254         26,812           6,731
Restructuring, merger-related and
      other nonrecurring charges                      16,116              --         17,534              --
Other                                                 38,001          21,652        116,434          69,875
                                                 -----------     -----------    -----------     -----------
      Total noninterest expense                      145,077          81,825        406,156         252,757
                                                 -----------     -----------    -----------     -----------
Income before income taxes                            65,076          40,108        213,981         110,933
Provision for income taxes                            28,221          14,758         90,101          40,747
                                                 -----------     -----------    -----------     -----------
NET INCOME                                       $    36,855     $    25,350    $   123,880     $    70,186
                                                 ===========     ===========    ===========     ===========

PER SHARE DATA(1):
      BASIC EARNINGS                             $       .59     $       .72    $      2.00     $      1.99
                                                 ===========     ===========    ===========     ===========
      DILUTED EARNINGS                           $       .59     $       .71    $      1.99     $      1.96
                                                 ===========     ===========    ===========     ===========
      CASH DIVIDENDS                             $       .31     $       .30    $       .90     $       .86
                                                 ===========     ===========    ===========     ===========

AVERAGE SHARES OUTSTANDING(1)                     62,216,400      35,411,026     61,934,575      35,340,003
                                                 ===========     ===========    ===========     ===========

(1) Per share data and average shares outstanding were computed on a combined basis using average Class A common stock and common stock.

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                      1999         1998
                                                                   ---------     ---------
                                                                        (in thousands)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                     $ 664,772     $ 341,250
                                                                   ---------     ---------
Cash flows from operating activities:
   Net income                                                        123,880        70,186
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for credit losses                                  35,405        20,061
         Net (gain) loss on disposition of assets                      1,277        (6,022)
         Depreciation and amortization                                50,031        26,220
         Income taxes                                                 81,040        35,830
         Increase in interest receivable                              (8,568)       (3,019)
         Increase (decrease) in interest payable                       6,368        (7,355)
         Increase in prepaid expenses                                (14,070)       (5,882)
         Other                                                        (6,971)       42,147
                                                                   ---------     ---------
Net cash provided by operating activities                            268,392       172,166
                                                                   ---------     ---------
Cash flows from investing activities:
   Net increase in interest-bearing deposits
       in other banks                                               (109,171)      (81,791)
   Net increase in Federal funds sold and
       securities purchased under agreements to resell              (378,450)     (123,651)
   Proceeds from maturity of held-to-maturity
       investment securities                                         145,329         1,000
   Purchase of held-to-maturity investment securities                (15,857)           --
   Proceeds from maturity of available-for-sale
       investment securities                                         398,822       305,936
   Purchase of available-for-sale investment securities             (473,801)     (237,697)
   Proceeds from sale of available-for-sale
       investment securities                                              --        38,525
   Net increase in loans and leases to customers                    (390,041)     (153,745)
   Proceeds from the sale of assets                                       --        11,402
   Purchase of premises and equipment                                 (7,507)      (13,534)
   Other                                                              (5,310)       15,909
                                                                   ---------     ---------
Net cash used in investing activities                               (835,986)     (237,646)
                                                                   ---------     ---------
Cash flows from financing activities:
   Net increase in deposits                                          945,031       175,071
   Net decrease in short-term borrowings                            (382,202)     (102,817)
   Proceeds from (payments on) long-term debt, net                    72,428          (251)
   Cash dividends paid                                               (56,263)      (31,009)
   Proceeds from issuance of common stock                             15,463           743
   Issuance (repurchase) of treasury stock, net                        1,366        (7,217)
                                                                   ---------     ---------
Net cash provided by financing activities                            595,823        34,520
                                                                   ---------     ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                           $ 693,001     $ 310,290
                                                                   =========     =========

Supplemental disclosures:
   Interest paid                                                   $ 324,014     $ 205,537
                                                                   ---------     ---------
   Income taxes paid                                               $   9,061     $   4,917
                                                                   =========     =========

Supplemental schedule of noncash investing
   and financing activities:
   Loans converted into other real estate owned and
       repossessed personal property                               $  11,627     $   8,441
                                                                   ---------     ---------
   Loans made to facilitate the sale of other real estate owned    $   4,830     $     958
                                                                   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                              Accumulated
                                        Class A                                                 Other
                                        Common      Common                        Retained   Comprehensive  Treasury
                                         Stock       Stock         Surplus        Earnings      Income       Stock          Total
                                        -------    ----------     ----------      --------   -------------  --------     ----------
                                                                 (in thousands, except per share data)

Balance, December 31, 1998              $25,815    $   37,537     $1,183,275      $543,755     $  6,228     $(50,454)    $1,746,156
Comprehensive income:
    Net income                               --            --             --       123,880           --           --        123,880
    Unrealized valuation adjustment,
    net of tax and reclassification
       adjustment                            --            --             --            --      (10,326)          --        (10,326)
                                        -------    ----------     ----------      --------     --------     --------     ----------
    Comprehensive income                     --            --             --       123,880      (10,326)          --        113,554
                                        -------    ----------     ----------      --------     --------     --------     ----------
Cash dividends ($.90 per share)              --            --             --       (56,263)          --           --        (56,263)
Issuance of common stock                     --           147          4,508            --           --       10,808         15,463
Incentive Plan for Key Executives            --            --             --            --           --          (63)           (63)
Issuance of treasury stock under
    Stock Incentive Plan                     --            --            (99)           --           --        1,528          1,429
                                        -------    ----------     ----------      --------     --------     --------     ----------
Balance, September 30, 1999             $25,815    $   37,684     $1,187,684      $611,372     $ (4,098)    $(38,181)    $1,820,276
                                        =======    ==========     ==========      ========     ========     ========     ==========

Balance, December 31, 1997              $    --    $  186,531     $  169,734      $500,257     $    396     $(55,834)    $  801,084
Comprehensive income:
    Net income                               --            --             --        70,186           --           --         70,186
    Unrealized valuation adjustment,
       net of tax and
       reclassification adjustment           --            --             --            --        7,519           --          7,519
                                        -------    ----------     ----------      --------     --------     --------     ----------
    Comprehensive income                     --            --             --        70,186        7,519           --         77,705
                                        -------    ----------     ----------      --------     --------     --------     ----------
Purchase of treasury stock                   --            --             --            --           --       (7,342)        (7,342)
Issuance of common stock                     --         1,036          2,190            --           --           --          3,226
Cash dividends ($.86 per share)              --            --             --       (31,009)          --           --        (31,009)
Incentive Plan for Key Executives            --            --             --            --           --         (120)          (120)
Issuance of treasury stock under
    Stock Incentive Plan                     --            --            (14)           --           --          259            245
                                        -------    ----------     ----------      --------     --------     --------     ----------
Balance, September 30, 1998             $    --    $  187,567     $  171,910      $539,434     $  7,915     $(63,037)    $  843,789
                                        =======    ==========     ==========      ========     ========     ========     ==========

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

        RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for 1998 have been reclassified to conform with the 1999 presentation. In addition, certain reclassifications were made to proforma financial information previously reported. Such reclassifications had no material effect on the consolidated net income as previously reported.

        RESTATEMENTS

        The consolidated financial statements for all periods presented have been restated to include the results of operations, financial position, and changes in cash flows for the acquisition of SierraWest Bancorp, which was accounted for as a pooling-of-interests. See Note 6.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. NEW PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the Company's consolidated financial statements.

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

3. EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share for the periods indicated:

                                                                    QUARTER ENDED SEPTEMBER 30,
                                      -----------------------------------------------------------------------------------------
                                                         1999                                         1998
                                      ------------------------------------------    -------------------------------------------
                                        INCOME       AVERAGE SHARES    PER SHARE      Income      Average Shares      Per Share
                                      (NUMERATOR)     (DENOMINATOR)      AMOUNT     (Numerator)    (Denominator)       Amount
                                      -----------    --------------    ---------    -----------   --------------      ---------
                                                 (in thousands, except number of shares and per share data)
Basic:
    Net income                         $ 36,855        62,216,400        $ .59        $25,350        35,411,026        $ .72
Effect of dilutive securities -
    Stock Incentive
      Plan options                           --           360,728           --             --           266,466           --
                                       --------        ----------        -----        -------        ----------        -----
Diluted:
    Net income and
      assumed conversions              $ 36,855        62,577,128        $ .59        $25,350        35,677,492        $ .71
                                       ========        ==========        =====        =======        ==========        =====

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------------------------------------------------------------
                                                         1999                                         1998
                                      ------------------------------------------    -------------------------------------------
                                        INCOME       AVERAGE SHARES    PER SHARE      Income      Average Shares      Per Share
                                      (NUMERATOR)     (DENOMINATOR)      AMOUNT     (Numerator)    (Denominator)       Amount
                                      -----------    --------------    ---------    -----------   --------------      ---------
                                                 (in thousands, except number of shares and per share data)

Basic:
    Net income                         $123,880        61,934,575        $2.00        $70,186        35,340,003        $1.99
Effect of dilutive securities -
    Stock Incentive
      Plan options                           --           331,357           --             --           451,346           --
                                       --------        ----------        -----        -------        ----------        -----
Diluted:
    Net income and
      assumed conversions              $123,880        62,265,932        $1.99        $70,186        35,791,349        $1.96
                                       ========        ==========        =====        =======        ==========        =====

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. IMPAIRED LOANS

        The following table summarizes impaired loan information as of and for the nine months ended September 30, 1999 and 1998 and as of and for the year ended December 31, 1998:

                                                    SEPTEMBER 30, 1999   December 31, 1998     September 30, 1998
                                                    ------------------   -----------------     ------------------
                                                                            (in thousands)
Impaired loans                                            $104,503            $109,368             $89,889
Impaired loans with related allowance for credit
   losses calculated under SFAS No. 114                   $ 78,816            $ 76,513             $69,306
Total allowance for credit losses on impaired loans       $ 20,676            $ 19,710             $17,849
Average impaired loans                                    $105,760            $ 88,736             $84,647
Interest income recognized on impaired loans              $    430            $  3,295             $ 1,074

        Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loans agreement refer to the terms of the original loan agreement. Not all impaired loans are necessarily placed on nonaccrual status; for example, restructured loans performing under restructured terms beyond a specific period may be classified as accruing but may still be deemed impaired. Impaired loans without a related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

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

        The Company recorded restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.5 million, of which $11.3 million was accrued as a liability in 1998. During the first nine months of 1999, this liability was reduced by a total of $5.7 million, as a result of: (1) the payment of $2.0 million for data processing contract termination penalties; (2) $1.8 million for severance payments; (3) $.5 million for payments on other integration costs; and
(4) $1.4 million related to excess leased commercial properties. The remaining amount accrued is $5.6 million at September 30, 1999.

        On July 19, 1999, the Company announced plans to consolidate its three existing data centers into a single data center in Honolulu. The consolidation will be accomplished through a facilities management contract with a service provider assuming management of First Hawaiian's existing information technology center. As a result of this consolidation effort, the Company recorded pre-tax restructuring and other nonrecurring costs of approximately $6.9 million in the third quarter of 1999. Those costs are comprised of approximately $3.8 million for the write-off of capitalized information technology costs, $1.5 million for employee severance costs, and $1.6 million in other nonrecurring costs. During the third quarter, approximately $3.8 million in capitalized information technology costs were written off and approximately $92,000 in other nonrecurring costs were paid. At September 30, 1999, the remaining amount accrued for restructuring and other nonrecurring costs related to the consolidation of data centers is approximately $3.0 million.

6. MERGER WITH SIERRAWEST BANCORP

        On July 1, 1999, the Company completed its acquisition of SierraWest Bancorp ("SierraWest"). SierraWest and its subsidiary, SierraWest Bank, were merged into Bank of the West, resulting in the issuance of approximately 4.40 million shares of the Company's common stock to the shareholders of SierraWest. The acquisition was accounted for using the pooling-of-interests method of accounting. Historical financial information presented herein is restated to include SierraWest. No material adjustments were recorded to conform SierraWest's accounting policies with that of the Company.

        In connection with the SierraWest merger, the Company recorded pre-tax restructuring, merger-related and other nonrecurring costs of $9.3 million in July 1999. These restructuring merger-related, and other nonrecurring costs were comprised of approximately $3.4 million in severance and other employee benefits, $1.7 million in equipment and occupancy expense, $2.8 million in expenses for legal and other professional services and $1.4 million in other nonrecurring costs. During the third quarter, approximately $1.5 million of capitalized equipment and occupancy expense was written off, $2.0 million in accrued severance and other employee benefits were paid and $3.3 million in other restructuring, merger-related and other nonrecurring costs were paid. At September 30, 1999, approximately $1.4 million of severance and employee benefits and approximately $1.1 million in other restructuring, merger-related and other nonrecurring costs remain accrued. In the first six months of 1999, the Company recorded additional pre-tax merger-related and other nonrecurring costs of $1.4 million, primarily for legal and other professional services.

Bancwest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the results of operations of SierraWest and the Company for the six months ended June 30, 1999. These six-month results are included in the consolidated results of operations for the nine months ended September 30, 1999 presented in the accompanying consolidated statement of income.

SIX MONTHS ENDED JUNE 30, 1999
(in thousands, except per share data)

                                    SIERRAWEST        COMPANY          COMBINED
                                    ----------        --------         ---------
Net interest income                  $21,703          $315,412          $337,115
Noninterest income                   $ 7,362          $ 89,077          $ 96,439
Net income                           $ 4,765          $ 82,260          $ 87,025
Net income per common share
     Basic                           $  0.89          $   1.43          $   1.41
     Diluted                         $  0.87          $   1.43          $   1.40


The following table reconciles the revenue and net income previously reported by the Company with the combined amounts presented in the accompanying consolidated statements of income for the quarter and nine months ended September 30, 1998.

QUARTER ENDED SEPTEMBER 30, 1998
(in thousands, except per share data)

                                    SIERRAWEST        COMPANY          COMBINED
                                    ----------        --------         ---------
Net interest income                   $9,858          $88,681           $98,539
Noninterest income                    $3,944          $26,169           $30,113
Net income                            $2,820          $22,530           $25,350
Net income per common share
     Basic                            $ 0.54          $  0.72           $  0.72
     Diluted                          $ 0.51          $  0.72           $  0.71

NINE MONTHS ENDED SEPTEMBER 30, 1998
(in thousands, except per share data)

                                    SIERRAWEST        COMPANY          COMBINED
                                    ----------        --------         ---------
Net interest income                   $29,183         $260,708          $289,891
Noninterest income                    $10,864         $ 82,996          $ 93,860
Net income                            $ 4,760         $ 65,426          $ 70,186
Net income per common share
     Basic                            $  0.93         $   2.10          $   1.99
     Diluted                          $  0.87         $   2.09          $   1.96

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. OPERATING SEGMENTS

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

        As of September 30, 1999, the Company had two reportable operating segments: First Hawaiian and Bank of the West. The First Hawaiian segment operates primarily in the State of Hawaii. The Bank of the West segment operates primarily on the mainland United States. At and for quarter and nine months ended September 30, 1998, the Bank of the West segment was composed of Pacific One Bank and SierraWest Bancorp (and did not include Bank of the West).

        The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on net interest income and net income. There are no material intersegment revenues.

        The tables below present information about the Company's operating segments as of and for the quarters and nine months ended September 30, 1999 and 1998, respectively.

                                                       QUARTER ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------------
                                                     BANK
                                      FIRST         OF THE                    RECONCILING    CONSOLIDATED
                                     HAWAIIAN        WEST         OTHER          ITEMS         TOTALS
                                     --------      --------      --------     -----------    ------------
                                                              (in millions)
1999
NET INTEREST INCOME                  $   79.0      $   97.8      $   (1.6)     $     0.3      $   175.5
NET INCOME                               20.8          17.5          (2.5)           1.1           36.9
SEGMENT ASSETS                        7,139.0       9,515.0       2,698.0       (2,629.0)      16,723.0

1998
Net interest income                  $   81.7      $   20.6      $   (3.8)     $      --      $    98.5
Net income                               23.0           4.8          (2.4)            --           25.4
Segment assets                        7,085.0       1,820.0       1,388.0       (1,244.0)       9,049.0

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------------
                                                     BANK
                                      FIRST         OF THE                    RECONCILING    CONSOLIDATED
                                     HAWAIIAN        WEST         OTHER          ITEMS         TOTALS
                                     --------      --------      --------     -----------    ------------
                                                              (in millions)
1999
NET INTEREST INCOME                  $  233.7      $  284.3      $   (5.5)     $     0.1      $   512.6
NET INCOME                               69.3          59.1          (4.9)           0.4          123.9
SEGMENT ASSETS                        7,139.0       9,515.0       2,698.0       (2,629.0)      16,723.0

1998
Net interest income                  $  240.7      $   60.1      $  (10.9)     $      --      $   289.9
Net income                               67.8           9.5          (7.1)            --           70.2
Segment assets                        7,085.0       1,820.0       1,388.0       (1,244.0)       9,049.0

The reconciling items in the tables above are primarily inter-company eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained herein are forward-looking statements that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in the forward-looking statements. Readers should carefully consider these risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values;
(3) fiscal and monetary policies of government agencies; (4) credit risks inherent in the lending processes; (5) loan and deposit demand in the geographic regions in which the Company conducts business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) the effect of current and pending government legislation and regulations; (8) the extensive regulation of the Company's business at both the federal and state levels; (9) whether expected revenue enhancements and cost savings from the mergers with Old BancWest and SierraWest Bancorp are realized within expected time frames; (10) matters relating to the integration of the businesses of the Company, Old BancWest and SierraWest Bancorp, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (11) unforeseen costs and/or complications relating to year 2000 compliance effort of the Company and third parties with whom the Company has business relationships; (12) other risks discussed below; and (13) management's ability to manage these risks.

The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                                                               QUARTER ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------       -------------------------------
(dollars in thousands, except per share data)                    1999              1998              1999               1998
                                                                -------           -------           --------          -------
EARNINGS AND DIVIDENDS

Net income                                                      $36,855           $25,350           $123,880          $70,186
      Operating earnings(1)                                     $47,127           $25,350           $135,510          $70,186
      Cash earnings(1),(2)                                      $55,305           $27,096           $159,840          $75,392
Cash dividends                                                  $19,293           $10,708           $ 56,263          $31,009
PER SHARE DATA
Diluted:
      Earnings                                                  $   .59           $   .71           $   1.99          $  1.96
      Operating earnings(1)                                     $   .76           $   .71           $   2.18          $  1.96
      Cash earnings(1),(2)                                      $   .89           $   .76           $   2.57          $  2.11
Cash dividends                                                  $   .31           $   .30           $    .90          $   .86
Book value (at September 30)                                                                        $  29.24          $ 23.79
Market price (close at September 30)                                                                $  40.63          $ 34.00
SELECTED FINANCIAL RATIOS
Return on average total assets (ROA)(1)                                                                 1.12%             1.05%
Return on average tangible assets(1)                                                                    1.38%             1.15%
Return on average stockholders' equity (ROE)(1)                                                        10.18%            11.47%
Return on average tangible stockholders' equity(1)                                                     19.74%            14.45%
Net interest margin (fully taxable equivalent basis)                                                    4.76%             4.82%
Allowance for credit losses to total loans and leases
    (at September 30)                                                                                   1.31%             1.38%
Nonperforming assets to total assets (at September 30)                                                   .80%             1.11%
Allowance for credit losses to nonperforming loans and
    leases (at September 30)                                                                           158.1%            132.0%

(1) Excluding after-tax restructuring, merger-related and other nonrecurring costs of $10,272,000 in July 1999 and $1,358,000 recorded in prior months of 1999.

(2) Cash earnings and cash earnings per share are calculated based on earnings plus the after-tax amortization of intangibles.

BancWest Corporation and Subsidiaries
CONSOLIDATED FINANCIAL HIGHLIGHTS  (Unaudited)

MERGER WITH BANCWEST CORPORATION

On November 1, 1998, for a purchase price of $905.7 million, the merger (the "BancWest Merger") of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI") was consummated. In connection with this merger, the Company recorded restructuring, BancWest Merger-related and other nonrecurring costs totaling $25,527,000 in 1998. Restructuring and BancWest Merger-related costs of $20,043,000 included: (1) severance and termination payments to employees of $2,211,000; (2) data processing contract termination penalties of $2,083,000; (3) write-off of capitalized software costs of $2,755,000; (4) write-downs or losses associated with excess leased commercial properties of $8,179,000; (5) write-off of signage, forms, prepaid expenses and other miscellaneous assets totaling $3,828,000; and (6) other integration costs of $987,000. The severance and contract termination penalties are being paid throughout 1999. Other nonrecurring costs recorded in 1998 included impairment charges of $5,484,000 related to intangible assets associated with earlier acquisitions.

On July 19, 1999, the Company announced additional pre-tax restructuring and other nonrecurring costs of approximately $6,854,000, related to the consolidation of its three existing data centers into a single facility in Honolulu. The Company expects to consolidate all of its data center operations in its Honolulu facility in a uniform environment by the third quarter of next year. Apart from the additional restructuring charge related to the consolidation of the Company's data centers, the Company has recorded no significant new restructuring or nonrecurring charges related to the BancWest Merger.

In substantially all of the Company's income and expense categories, the BancWest Merger is the principal reason for the change in the amounts reported for the quarter and nine months ended September 30, 1999 as compared to the amounts reported in the quarter and nine months ended September 30, 1998. The BancWest Merger was also the cause of increases in substantially all of the categories of the Company's consolidated balance sheets between amounts reported at September 30, 1999 and those reported at September 30, 1998. Other significant factors affecting the Company's results of operations and financial position are described in the applicable sections below.

MERGER WITH SIERRAWEST

On July 1, 1999, the acquisition of SierraWest and its subsidiary SierraWest Bank was consummated. At July 1, 1999, SierraWest Bank had $906 million in total assets and 20 branches along the Interstate 80 corridor in Northern California and Nevada, from Sacramento to Lake Tahoe. The Company converted the branch and support operations of the former SierraWest Bank into those of Bank of the West in September 1999. As part of the Company's effort to integrate SierraWest, three SierraWest branches were consolidated with nearby Bank of the West branches. In connection with this merger, the Company recorded pre-tax restructuring, merger-related and other nonrecurring costs in the third quarter of 1999 of $9,340,000. In addition to the charge taken in the current quarter, the Company has recorded pre-tax charges of $1,418,000 in merger-related and other nonrecurring costs in the six months prior to July of 1999 in its financial statements restated for the acquisition of SierraWest, which was accounted for using the pooling-of-interests method of accounting. These costs were primarily for legal and other professional services incurred in conjunction with the acquisition of SierraWest by the Company.

NET INCOME

The Company recorded consolidated net income for the first nine months of 1999 of $123,880,000, an increase of $53,694,000, or 76.5%, over the first nine months of 1998. For the third quarter of 1999, the consolidated net income of $36,855,000 represented a $11,505,000, or 45.4%, increase over the same quarter in 1998. Excluding the effects of the pre-tax restructuring, merger-related and other nonrecurring charges of $16,116,000 and $17,534,000, for the quarter and nine months ended September 30, 1999, respectively, operating income was $47,127,000 and $135,510,000, for the quarter and nine months ended September 30, 1999, respectively. The increase is primarily due to the effects of the BancWest Merger.

Basic and diluted earnings per share for the first nine months of 1999 was $2.00 and $1.99, respectively, an increase of .5% and 1.53%, respectively, over the same period of 1998. Excluding the restructuring, merger-related and other nonrecurring charges, diluted earnings per share for the nine months ended September 30, 1999 was $2.18, an increase of 11.2% over the first nine months of 1998. The percentage increase in consolidated net income on a per share basis was less than the percentage increase in consolidated net income because of the issuance of 25.8 million shares of Class A common stock in connection with the BancWest Merger. The issuance resulted in a higher average number of outstanding shares in 1999 as compared to 1998.

Diluted cash earnings per share (defined as earnings per share plus after-tax amortization of goodwill and core deposit intangibles and calculated excluding restructuring, merger-related and other nonrecurring charges) for the first nine months of 1999 was $2.57, an increase of 21.8% over the same period in 1998. The increase is primarily due to the effects of the BancWest Merger.

The ratios discussed below, the return on average total assets, the return on average stockholders' equity, the return on average tangible assets and the return on average tangible stockholders' equity were computed excluding the effects of restructuring, merger-related and other nonrecurring costs.

On an annualized basis, the Company's return on average total assets for the first nine months of 1999 and 1998 was 1.12% and 1.05%, respectively. Its return on average stockholders' equity for the first nine months of 1999 was 10.18%, a decrease of 11.25% compared to the same period in 1998. The decrease in the return on average stockholders' equity is principally a result of the issuance of the Company's Class A common stock on November 1, 1998 and the increase in the amount of amortization of intangible assets, due to the increased amount of goodwill and core deposit intangibles recorded as a result of the BancWest Merger.

The return on average tangible assets and the return on average tangible stockholders' equity, on an annualized basis, increased by 20.0% and 36.6%, respectively, over the first nine months of 1998. These increases resulted primarily from the effects of the BancWest Merger. The return on average tangible assets and the return on average tangible stockholders' equity are defined as cash earnings as a percentage of average total assets and average stockholders' equity minus average goodwill and core deposit intangibles, respectively.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased $222,665,000, or 76.8%, to $512,660,000 for the first nine months of 1999 from
$289,995,000 for the same period in 1998. The increase in net interest income for the first nine months of 1999 over the same period in 1998 was primarily due to the BancWest Merger.

In comparison to the same period in 1998, net interest margin for the first nine months of 1999 decreased from 4.82% to 4.76%. The decrease was primarily attributable to a 61 basis point (1% equals 100 basis points) decrease in the yield on average earning assets for the first nine months of 1999 compared to the same period in 1998. The decrease in the yield on average earning assets was partially offset by a 55 basis point decrease in the rate paid on funding sources for the first nine months of 1999 over the same period in 1998. The decrease in both the yield on average earning assets and the rate paid on funding sources can be attributed to a declining interest rate environment during the early part of this period. In addition, the change in the mix of earning assets, with the amount of higher yielding loans, as a percentage of total average earning assets, falling by 36 basis points, is also responsible for the decrease in the yield on average earning assets.

The interest income on average earning assets for the first nine months of 1999 was $843,042,000, an increase of $335,416,000, or 66.1%, over the same period of 1998. The interest expense for average interest-bearing deposits and liabilities for the first nine months of 1999 was $330,382,000, an increase of $112,751,000, or 51.8%, over the same period of 1998. The increase in interest income earned on average earning assets and the interest expense paid on average interest-bearing deposits and liabilities can be attributed primarily to the BancWest Merger.

Net interest income, on a fully taxable equivalent basis, increased $76,948,000, or 78.1%, to $175,516,000 for the third quarter of 1999 from $98,568,000 for the same period in 1998. The increase in net interest income for the third quarter of 1999 over the same period in 1998 was primarily due to the BancWest Merger. The decrease in the net interest margin for the third quarter of 1999 was primarily attributable to a decrease in the yield on average earning assets of 57 basis points, partially offset by a decrease in the rate paid on funding sources of 51 basis points, compared to the third quarter of 1998. As previously discussed, the change in the mix of earning assets is negatively impacting the yield on average earning assets, with the percentage of average loans to total earning assets down by 43 basis points.

Average earning assets increased by $6,357,496,000, or 79.0%, and $6,527,770,000, or 80.2%, for the nine months and third quarter of 1999, respectively, over the same periods in 1998, primarily due to the BancWest Merger.

Average loans for the first nine months and third quarter of 1999 increased by $5,432,548,000, or 79.8%, and $5,439,165,000, or 79.3%, respectively, over the same periods in 1998, primarily due to the BancWest Merger. The mix of loans continues to change as the Company diversifies its loan portfolio, both geographically and by industry. These efforts have resulted in growth from the Company's banking operations in California and the Pacific Northwest. The BancWest Merger further enhanced our loan diversification strategy.

Average interest-bearing deposits and liabilities increased by $5,459,415,000, or 79.3%, and $5,676,540,000, or 81.5%, for the first nine months and third quarter of 1999, respectively, over the same periods in 1998. The BancWest Merger was primarily responsible for these increases.

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

                                                                  QUARTER ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------------------------
                                                        1999                                           1998
                                    -----------------------------------------       ----------------------------------------
                                                       INTEREST                                       Interest
                                      AVERAGE          INCOME/        YIELD/         Average          Income/        Yield/
ASSETS                                BALANCE          EXPENSE        RATE(1)        Balance          Expense        Rate(1)
                                    -----------        --------       -------       ----------        --------       -------
                                                                     (dollars in thousands)
Earning assets:
   Interest-bearing deposits
       in other banks               $   375,888        $  5,074        5.36%        $  202,046        $  2,989        5.87%
   Federal funds sold and
       securities purchased
       under agreements to
       resell                           259,902           3,482        5.32            279,504           3,893        5.52
   Investment securities (2)          1,727,222          26,007        5.97            792,857          12,671        6.34
   Loans and leases (3),(4)          12,300,752         253,747        8.18          6,861,587         151,992        8.79
                                    -----------        --------                     ----------         -------

       Total earning assets          14,663,764         288,310        7.80          8,135,994         171,545        8.37
                                                       --------                                       --------
   Nonearning assets                  1,757,709                                        856,591
                                    -----------                                     ----------
       Total assets                 $16,421,473                                     $8,992,585
                                    ===========                                     ==========

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------------------------
                                                        1999                                           1998
                                    -----------------------------------------       ----------------------------------------
                                                       INTEREST                                       Interest
                                     AVERAGE           INCOME/        YIELD/          Average         Income/        Yield/
ASSETS                               BALANCE           EXPENSE        RATE(1)         Balance         Expense        Rate(1)
                                    -----------        --------       -------       ----------        --------       -------
Earning assets:
   Interest-bearing deposits
       in other banks               $   304,190        $ 11,888        5.23%        $  173,813        $  7,832        6.02%
   Federal funds sold and
       securities purchased
       under agreements to
       resell                           177,082           6,640        5.01            239,307           9,745        5.44
   Investment securities (2)          1,680,397          74,902        5.96            823,601          40,098        6.51
   Loans and leases (3),(4)          12,240,119         749,612        8.19          6,807,571         449,951        8.84
                                    -----------       ---------                     ----------        --------

       Total earning assets          14,401,788         843,042        7.83          8,044,292         507,626        8.44
                                                      ---------                                       --------
   Nonearning assets                  1,767,604                                        870,299
                                    -----------                                     ----------

       Total assets                 $16,169,392                                     $8,914,591
                                    ===========                                     ==========

(1) Annualized.

(2) Average balances exclude the effects of fair value adjustments.

(3) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(4) Interest income for loans and leases included loan fees of $9,176 and $25,406 for the quarter and nine months ended September 30, 1999, respectively, and $8,698 and $22,988 for the quarter and nine months ended September 30, 1998, respectively.

                                                                    QUARTER ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------------------------------------
                                                          1999                                           1998
                                      -----------------------------------------       ----------------------------------------
                                                      INTEREST                                        Interest
                                       AVERAGE        INCOME/         YIELD/         Average          Income/        Yield/
LIABILITIES AND STOCKHOLDERS' EQUITY   BALANCE        EXPENSE         RATE(1)        Balance          Expense        Rate(1)
                                      ---------       --------        -------       ----------        --------       -------
                                                                       (dollars in thousands)
Interest-bearing deposits
  and liabilities:

  Deposits                            $11,252,696      $ 93,677        3.30%        $6,041,354        $ 59,359        3.90%
  Short-term borrowings                   578,505         6,877        4.72            605,311           7,826        5.13
  Long-term debt and
    capital securities                    811,761        12,240        5.98            319,757           5,792        7.19
                                      -----------      --------                     ----------        --------
    Total interest-bearing
      deposits and
      liabilities                      12,642,962       112,794        3.54          6,966,422          72,977        4.16
                                                       --------        ----                           --------        ----
    Interest rate spread                                               4.26%                                          4.21%
                                                                       ====                                           ====
Noninterest-bearing demand
  deposits                              1,431,358                                        913,980
Other liabilities                         544,205                                        277,030
                                      -----------                                     ----------
    Total liabilities                  14,618,525                                      8,157,432

Stockholders' equity                    1,802,948                                        835,153
                                      -----------                                     ----------
    Total liabilities and
      stockholders' equity            $16,421,473                                     $8,992,585
                                      ===========                                     ==========
    Net interest income
      and margin on
      earning assets                                    175,516        4.75%                            98,568        4.81%
                                                                       ====                                           ====
Tax equivalent adjustment                                    11                                             29
                                                       --------                                       --------
    Net interest income                                $175,505                                       $ 98,539
                                                       ========                                       ========

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------------------------
                                                        1999                                           1998
                                    -----------------------------------------       ----------------------------------------
                                                       INTEREST                                       Interest
                                       AVERAGE         INCOME/        YIELD/          Average         Income/        Yield/
LIABILITIES AND STOCKHOLDERS' EQUITY   BALANCE         EXPENSE        RATE(1)         Balance         Expense        Rate(1)
                                      ---------        --------       -------       ----------        --------       -------
Interest-bearing deposits
  and liabilities:

  Deposits                          $10,870,410        $271,057        3.33%        $5,912,283        $174,800        3.95%
  Short-term borrowings                 693,268          23,913        4.61            654,410          25,689        5.25
  Long-term debt and
    capital securities                  782,000          35,412        6.05            319,570          17,142        7.17
                                    -----------        --------                     ----------        --------
    Total interest-bearing
      deposits and
      liabilities                    12,345,678         330,382        3.58          6,886,263         217,631        4.23
                                                       --------        ----                           --------        ----
    Interest rate spread                                               4.25%                                          4.21%
                                                                       ====                                           ====
Noninterest-bearing demand
  deposits                            1,516,002                                        949,997
Other liabilities                       527,389                                        260,934
                                    -----------                                     ----------
    Total liabilities                14,389,069                                      8,097,194

Stockholders' equity                  1,780,323                                        817,397
                                    -----------                                     ----------
    Total liabilities and
      stockholders' equity          $16,169,392                                     $8,914,591
                                    ===========                                     ==========
    Net interest income
      and margin on
      earning assets                                    512,660        4.76%                           289,995        4.82%
                                                                       ====                                           ====
Tax equivalent adjustment                                    40                                            104
                                                       --------                                       --------
    Net interest income                                $512,620                                       $289,891
                                                       ========                                       ========

(1) Annualized.

INVESTMENT SECURITIES

HELD-TO-MATURITY

The following table presents the amortized cost and fair values of held-to-maturity investment securities as of the dates indicated:

                         SEPTEMBER 30,       December 31,        September 30,
                             1999                1998                1998
                         -------------       ------------        -------------
                                            (in thousands)
Amortized cost             $161,450            $290,922              $--

Unrealized gains                 10               1,074               --

Unrealized losses            (2,719)               (582)              --
                           --------            --------              ---

Fair value                 $158,741            $291,414              $--
                           ========            ========              ===

Gross realized gains and losses for the nine months ended September 30, 1999 and 1998 were not significant. Held-to-maturity investment securities decreased to $161,450,000 at September 30, 1999 by $129,472,000, or 44.5%, from December 31,
1998, principally due to maturities of the investment securities.

AVAILABLE-FOR-SALE

The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                         SEPTEMBER 30,       December 31,        September 30,
                             1999                1998                1998
                         -------------       ------------        -------------
                                            (in thousands)

Amortized cost            $1,543,619          $1,470,456           $778,517

Unrealized gains               7,656              12,586             13,329

Unrealized losses            (12,464)             (2,066)               (77)
                          ----------          ----------           --------

Fair value                $1,538,811          $1,480,976           $791,769
                          ==========          ==========           ========

Gross realized gains and losses on available-for-sale investment securities for the nine months ended September 30, 1999 and 1998 were as follows:

                                        1999           1998
                                        ----           ----
                                          (in thousands)
Realized gains                          $  2           $617

Realized losses                          (23)            (5)
                                        ----           ----

Securities gains (losses), net          $(21)          $612
                                        ====           ====

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at September 30, 1999, December 31, 1998 and September 30, 1998:

                                              SEPTEMBER 30, 1999              December 31, 1998               September 30, 1998
                                            -----------------------        -----------------------          ----------------------
                                               AMOUNT           %            Amount            %              Amount           %
                                            -----------       -----        -----------       -----          ----------       -----
                                                                       (dollars in thousands)
Commercial, financial and agricultural      $ 2,147,270        17.4%       $ 2,232,821        18.7%         $1,828,559        26.6%

Real estate:
     Commercial                               2,447,207        19.9          2,284,236        19.1           1,453,976        21.1
     Construction                               421,314         3.4            429,674         3.6             206,287         3.0
     Residential:
         Insured, guaranteed or
           conventional                       1,972,599        16.0          2,201,100        18.4           1,422,169        20.7
         Home equity credit lines               451,340         3.7            490,540         4.1             427,092         6.2
                                            -----------       -----        -----------       -----          ----------       -----

         Total real estate loans              5,292,460        43.0          5,405,550        45.2           3,509,524        51.0
                                            -----------       -----        -----------       -----          ----------       -----

Consumer                                      2,858,183        23.2          2,583,725        21.6             767,302        11.2
Lease financing                               1,669,040        13.6          1,360,885        11.3             368,717         5.4
Foreign                                         348,698         2.8            381,582         3.2             400,541         5.8
                                            -----------       -----        -----------       -----          ----------       -----

         Total loans and leases              12,315,651       100.0%        11,964,563       100.0%          6,874,643       100.0%
                                                              =====                          =====                           =====

Less allowance for credit losses                161,543                        158,294                          94,573
                                            -----------                    -----------                      ----------

         Total net loans and leases         $12,154,108                    $11,806,269                      $6,780,070
                                            ===========                    ===========                      ==========

Total loans and leases to:

         Total assets                                          73.6%                          75.1%                           76.0%
         Total earning assets                                  83.9%                          85.9%                           85.1%
         Total deposits                                        94.8%                          99.3%                           98.7%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At September 30, 1999, total loans and leases were $12,315,651,000, representing increases of 2.9% and 79.1% over December 31, 1998 and September 30, 1998, respectively. The increase in substantially all loan and lease categories from September 30, 1998, as compared to September 30, 1999, is primarily due to the BancWest Merger.

Commercial, financial and agricultural loans as of September 30, 1999 decreased $85,551,000, or 3.8%, over December 31, 1998, and increased $318,711,000, or
17.4%, over September 30, 1998. Although the Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, during the quarter ended September 30, 1999 overall loan volume in the State of Hawaii continued to decline as a result of the challenging, but slowly rebounding economy. The BancWest Merger and credit extensions in California and the Pacific Northwest account for the majority of the increase in loan and lease balances and the geographic and industry diversification.

Insured, guaranteed or conventional residential real estate loans decreased $228,501,000, or 10.4%, from December 31, 1998, and increased $550,430,000, or
38.7%, over September 30, 1998. The increase from September 30, 1998 primarily reflects the effects of the BancWest Merger. The rising interest rate environment, which has resulted in a decrease in the production of new loans, and payoffs/paydowns are the primary reasons for the decrease from December 31, 1998.

Consumer loans as of September 30, 1999 increased $274,458,000, or 10.6%, over December 31, 1998, and $2,090,881,000, or 272.5%, over September 30, 1998.
Consumer loans consist primarily of direct and indirect automobile, credit card and unsecured financing. The increase over September 30, 1998 is primarily due to the BancWest Merger and automobile financing in California and Oregon. The increase in consumer loans at September 30, 1999 as compared to December 31, 1998 is primarily a result of growth in the Company's California and Pacific Northwest portfolio.

Lease financing as of September 30, 1999 increased $308,155,000, or 22.6%, over December 31, 1998, and $1,300,323,000, or 352.7%, over September 30, 1998. The increase in lease financing from September 30, 1998 was primarily due to the BancWest Merger and an increase in the automobile lease portfolio in California. The increase in lease financing at September 30, 1999, as compared to December 31, 1998, is primarily due to an increase in the Company's California and Pacific Northwest consumer lease portfolio.

The Company's foreign loans are principally in Guam and Saipan. Foreign loans as of September 30, 1999, decreased $32,884,000, or 8.6%, compared to December 31, 1998, with approximately 99% domiciled in Guam and Saipan.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 1999, the Company did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

NONPERFORMING ASSETS

Nonperforming assets at September 30, 1999, December 31, 1998 and September 30, 1998 are as follows:

                                                                   SEPTEMBER 30,   December 31,   September 30,
                                                                       1999            1998           1998
                                                                   -------------   ------------   -------------
                                                                          (dollars in thousands)
Nonperforming Assets
      Nonaccrual:
         Commercial, financial and agricultural                       $ 20,727       $ 21,951       $ 18,659
         Real estate:
           Commercial                                                   29,481         23,128         10,761
           Construction                                                  1,076            485            448
           Residential:
              Insured, guaranteed, or conventional                      18,696         10,137          8,190
              Home equity credit lines                                     924            527            276
                                                                      --------       --------       --------

                Total real estate loans                                 50,177         34,277         19,675
                                                                      --------       --------       --------

         Consumer                                                        2,426          2,416             59
         Lease financing                                                 3,495          1,816             18
         Foreign                                                         1,941          1,174          1,256
                                                                      --------       --------       --------

                Total nonaccrual loans and leases                       78,766         61,634         39,667
                                                                      --------       --------       --------

      Restructured:
         Commercial, financial and agricultural                          2,132          3,894            579
         Real estate:
           Commercial                                                   20,177         31,685         30,271
           Residential:
              Insured, guaranteed, or conventional                       1,101          1,100          1,115
              Home equity credit lines                                      --             --             --
                                                                      --------       --------       --------
                Total real estate loans                                 21,278         32,785         31,386
                                                                      --------       --------       --------
                Total restructured loans and leases                     23,410         36,679         31,965
                                                                      --------       --------       --------
                Total nonperforming loans and leases                   102,176         98,313         71,632

      Other real estate owned and repossessed personal property         31,801         34,440         28,399
                                                                      --------       --------       --------
                Total nonperforming assets                            $133,977       $132,753       $100,031
                                                                      ========       ========       ========

Past due loans and leases(1):
      Commercial, financial and agricultural                          $  3,303       $  1,578       $  1,372
      Real estate:
         Commercial                                                      5,591          5,212          3,661
         Construction                                                       --            440            198
         Residential:
           Insured, guaranteed, or conventional                          8,677         23,413         23,444
           Home equity credit lines                                      1,565          1,710          2,732
                                                                      --------       --------       --------
              Total real estate loans                                   15,833         30,775         30,035
                                                                      --------       --------       --------
      Consumer                                                           2,135          3,552          3,137
      Lease financing                                                      142             74             84
      Foreign                                                            5,054          1,816          1,419
                                                                      --------       --------       --------
              Total past due loans and leases                         $ 26,467       $ 37,795       $ 36,047
                                                                      ========       ========       ========

Nonperforming assets to total loans and leases and other
  real estate owned and repossessed personal property
  (end of period):
      Excluding past due loans and leases                                 1.09%          1.11%          1.45%
      Including past due loans and leases                                 1.30%          1.42%          1.97%

Nonperforming assets to total assets (end of period):
      Excluding past due loans and leases                                  .80%           .83%          1.11%
      Including past due loans and leases                                  .96%          1.07%          1.50%

(1) Represents loans and leases which are past due 90 days as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at September 30, 1999 were $133,977,000, or 1.09%, of total loans and leases and other real estate owned ("OREO") and repossessed personal property and .80% of total assets, as compared to 1.45% and 1.11%, respectively, at September 30, 1998.

Nonperforming assets at September 30, 1999 increased by $33,946,000, or 33.9%, over September 30, 1998. The increase was primarily due to the BancWest Merger, one commercial, financial and agricultural loan and three real estate - commercial loans placed on nonaccrual status subsequent to the third quarter of 1998. The increase was partially offset by partial or full payoffs of three restructured loans and sales and partial write-downs of OREO subsequent to the third quarter of 1998.

The Company generally places loans and leases on nonaccrual status when they are 90 days past due as to principal or income unless well secured and in the process of collection, or when management believes that collection of principal or income has become doubtful, or when a loan is first classified as impaired. Exceptions are made to the general rules regarding loans 90 days past due when the fair value of the collateral exceeds the Company's recorded investment in the loan or when other factors are present which indicate that the borrower will shortly bring the loan current. While the consumer loans and leases are subject to the Company's general policies regarding nonaccrual loans, certain past due consumer loans and leases are generally not placed on nonaccrual status pursuant to that policy because they are charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type (or earlier if the Company determines that the loan is uncollectible). When loans and leases are placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. Cash interest payments received on nonaccrual loans are applied as a reduction of the principal balance when doubt exists as to the ultimate collection of the principal; otherwise, such payments are recorded as income. Nonaccrual loans and leases are generally returned to accrual status when they become current as to principal and interest or become both well secured and in the process of collection. At September 30, 1999, the Company was not aware of any significant potential problem loans (not otherwise classified as nonperforming or past due in the table on page 20) where possible credit problems of the borrower caused management to have serious concerns as to the ability of such borrower to comply with the present loan repayment terms.

Loans past due 90 days or more and still accruing interest totaled $26,467,000 at September 30, 1999, a decrease of $9,580,000, or 26.6%, compared to September 30, 1998. All of the loans which are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

Although Hawaii is beginning to recover from its 1991 recession, the economies in California and the Pacific Northwest continue to expand. This is evidenced by the decline in the ratios of nonperforming assets to total loans and leases including OREO and repossessed personal property and of nonperforming assets to total assets as of September 30, 1999, which includes the impact of the California-based operations of Bank of the West, as compared to September 30, 1998.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:

                                              QUARTER ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------   --------------------------------------------
                                              1999                   1998                    1999                   1998
                                     ---------------------   --------------------   --------------------    --------------------
                                       AVERAGE     AVERAGE    Average     Average     AVERAGE    AVERAGE      Average    Average
                                       BALANCE     RATE(1)    Balance     Rate(1)     BALANCE    RATE(1)      Balance    Rate(1)
                                     -----------   -------   ----------   -------   -----------  -------    ----------   -------
                                                                      (dollars in thousands)
Interest-bearing demand              $   312,908    1.26%    $  645,580    1.94%    $   310,698    1.22%    $  588,588    2.14%
Savings                                5,191,317    1.83      2,366,089    2.71       5,017,656    1.89      2,343,528    2.69
Time                                   5,748,471    4.74      3,029,685    5.25       5,542,056    4.76      2,980,167    5.30
                                     -----------             ----------             -----------             ----------

  Total interest-bearing deposits     11,252,696    3.30      6,041,354    3.90      10,870,410    3.33      5,912,283    3.95


Noninterest-bearing demand             1,431,358      --        913,980      --       1,516,002      --        949,997      --
                                     -----------             ----------             -----------             ----------

  Total deposits                     $12,684,054    2.93%    $6,955,334    3.39%    $12,386,412    2.93%    $6,862,280    3.41%
                                     ===========             ==========             ===========             ==========

Average interest-bearing deposits increased $4,958,127,000, or 83.9%, and $5,211,342,000, or 86.36%, for the first nine months and third quarter of 1999, respectively, over the same periods in 1998. The increases in nearly all deposit categories over the same periods in the prior year are primarily due to the BancWest Merger. The decrease in average interest-bearing demand deposits is primarily a result of depositors seeking higher yields through deposit product programs and reclassifications to the savings deposit category for reserve requirement purposes.

Noninterest-bearing demand products decreased $537,982,000, or 24.5%, from $2,195,920,000 at December 31, 1998 to $1,657,938,000 at September 30, 1999.
Interest-bearing demand products decreased $277,654,000, or 47.4%, from $585,219,000 at December 31, 1998 to $307,655,000 at September 30, 1999. The
decreases were primarily due to the reclassification of certain portions of noninterest-bearing and interest-bearing demand deposit accounts to the savings deposit category for reserve requirement purposes.

Savings and time deposits at September 30, 1999 increased by $1,090,582,000 and $671,156,000, or 27.9% and 13.2%, respectively, as compared to December 31, 1998. In addition to the increase in savings deposits caused principally by reclassifications as indicated above, time deposits increased due to the Company funding asset growth by utilizing negotiable and brokered time certificates.

(1) Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

                                                                       QUARTER ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                               -----------------------------       -----------------------------
                                                                  1999              1998              1999              1998
                                                               -----------        ----------       -----------        ----------
                                                                                    (dollars in thousands)
Loans and leases outstanding (end of period)                   $12,315,651        $6,874,643       $12,315,651        $6,874,643
                                                               ===========        ==========       ===========        ==========

Average loans and leases outstanding                           $12,300,752        $6,861,587       $12,240,119        $6,807,571
                                                               ===========        ==========       ===========        ==========

Allowance for credit losses summary:

     Balance at beginning of period                            $   160,432        $   93,727       $   158,293        $   90,487
                                                               -----------        ----------       -----------        ----------

     Transfer of allowance allocated to
           securitized loans                                            --                --            (1,025)               --

     Loans and leases charged off:
           Commercial, financial and agricultural                    1,326             3,099             5,295             5,670
           Real estate:
                 Commercial                                            257               152             2,107               572
                 Construction                                        1,000                --             1,021                --
                 Residential                                         1,620             1,270             3,557             2,887
           Consumer                                                  7,166             3,649            20,778            11,540
           Lease financing                                           1,848                90             5,495               228
           Foreign                                                     366               120               626               336
                                                               -----------        ----------       -----------        ----------
                 Total loans and leases charged off                 13,583             8,380            38,879            21,233
                                                               -----------        ----------       -----------        ----------

     Recoveries on loans and leases previously charged off:
           Commercial, financial and agricultural                      826               251             1,302             1,011
           Real estate:
                 Commercial                                             37               260               216               776
                 Construction                                           --             1,224                18             1,224
                 Residential                                           151               111               802               184
           Consumer                                                  1,418               625             4,215             1,959
           Lease financing                                             427                 8             1,190                 8
           Foreign                                                      --                28                 6                96
                                                               -----------        ----------       -----------        ----------
                 Total recoveries on loans and leases
                 previously charged off                              2,859             2,507             7,749             5,258
                                                               -----------        ----------       -----------        ----------
                 Net charge-offs                                   (10,724)           (5,873)          (31,130)          (15,975)
                                                               -----------        ----------       -----------        ----------
     Provision for credit losses                                    11,835             6,719            35,405            20,061
                                                               -----------        ----------       -----------        ----------
     Balance at end of period                                  $   161,543        $   94,573       $   161,543        $   94,573
                                                               ===========        ==========       ===========        ==========

Net loans and leases charged off to average loans
     and leases                                                        .35%(1)           .34%(1)           .34%(1)           .31%(1)
Net loans and leases charged off to allowance for
     credit losses                                                   26.34%(1)         24.64%(1)         25.76%(1)         22.58%(1)
Allowance for credit losses to total
     loans and leases (end of period)                                 1.31%             1.38%             1.31%             1.38%
Allowance for credit losses to nonperforming
     loans and leases (end of period):
           Excluding 90 days past due
                 accruing loans and leases                           1.58X             1.32x             1.58X             1.32x
           Including 90 days past due
                 accruing loans and leases                           1.26X              .88x             1.26X              .88x

(1) Annualized.

The provision for credit losses for the first nine months of 1999 was $35,405,000, an increase of $15,344,000, or 76.5%, over the same period in 1998.
The increase in the provision for credit losses for the first nine months of 1999 over the same period in 1998 primarily reflects the larger loan portfolio resulting from the BancWest Merger and the prolonged economic downturn in Hawaii, which has resulted in a higher level of charge-offs.

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

Charge-offs were $38,879,000 for the first nine months of 1999, an increase of $17,646,000, or 83.1%, over the same period in 1998. The increase was primarily due to the BancWest Merger and partial charge-offs of four commercial, financial and agricultural loans, one real estate - construction loan, and one real estate
- commercial loan totaling $5,767,000 for the first nine months of 1999 as compared to partial charge-offs of four commercial, financial and agricultural loans and one real estate - residential loan totaling $1,101,000 for the first nine months of 1998. Consumer loan charge-offs were negatively impacted by the lingering effects of the downturn in the Hawaiian economy and a continued increase in personal bankruptcies. Smaller balance homogeneous credit card and consumer loans are charged off at a predetermined delinquency status or earlier if the Company determines that the loan is uncollectible.

For the first nine months of 1999, recoveries increased to $7,749,000, or 47.4%, over the same period in 1998. The increase was primarily due to the BancWest Merger, partially offset by a $548,000 recovery on a commercial, financial and agricultural loan, a $272,000 recovery on a real estate - commercial loan, and a $1,204,000 recovery on a real estate - construction loan in the first quarter of 1998.

The Allowance decreased to 1.21 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at September 30, 1999 from
1.32 times at September 30, 1998. The decrease in the ratio is principally due to an increase in nonperforming loans and leases at September 30, 1999 over September 30, 1998, as discussed in the nonperforming assets section (see pages 20 and 21), partially offset by an increase in the Allowance as a result of the BancWest Merger.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan and lease portfolio at September 30, 1999. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

Noninterest income totaled $142,922,000 and $46,483,000 for the first nine months and third quarter of 1999, respectively, an increase of $49,062,000 and $16,370,000, or 52.3% and 54.4%, respectively, over the same periods in 1998.

Trust and investment services income increased $4,990,000 and $1,599,000, or 25.0% and 24.6%, for the first nine months and third quarter of 1999, respectively, over the same periods in 1998. These increases were primarily due to higher investment and trust management fees earned.

Service charges on deposit accounts increased $25,117,000 and $8,362,000, or 100.7% and 96.2% for the first nine months and third quarter of 1999, respectively, over the same periods in 1998. These increases were primarily due to the BancWest Merger and higher service charges.

Other service charges and fees increased $19,637,000 and $4,199,000, or 68.3% and 40.8%, for the first nine months and third quarter of 1999, respectively, over the same periods in 1998. These increases were primarily due to: (1) the BancWest Merger; (2) higher mortgage servicing fees for mortgage loans that were originated and sold with servicing retained; (3) higher ATM convenience fee income; and (4) higher merchant discount fees.

Other noninterest income for the first nine months of 1999 decreased by $49,000, or .2%, over the same period in 1998. Other noninterest income for the third quarter of 1999 increased by $2,681,000, or 64.6%, compared to the third quarter of 1998, primarily due to the BancWest Merger. The decrease in the first nine months was primarily due to gains on sales in the second quarter of 1998 of a corporate aircraft and the Maui regional manager's residence of $3,907,000 and $2,115,000, respectively, partially offset by the effects of the BancWest Merger.

NONINTEREST EXPENSE

Noninterest expense totaled $406,156,000 for the first nine months of 1999, an increase of 60.7% over the same period in 1998. Noninterest expense totaled $145,077,000 for the third quarter of 1999, an increase of 77.3% over the same period in 1998. Excluding restructuring, merger-related and other nonrecurring charges, noninterest expense was $388,622,000 and $128,961,000 for the first nine months and third quarter of 1999, respectively, an increase of 53.8% and 57.6% over the same periods in 1998.

Total personnel expense (salaries and wages and employee benefits) increased $54,420,000 and $18,685,000, or 44.4% and 46.1%, for the first nine months and third quarter of 1999, respectively, over the same periods in 1998. The increase was primarily due to the larger number of employees resulting from the BancWest Merger. The increase was partially offset by lower salaries and wages expense as a result of the Company's re-engineering and consolidation efforts and higher pension credits.

Occupancy expense for the first nine months of 1999 increased $12,885,000, or 40.1%, over the same period in 1998. The occupancy expense for the third quarter of 1999 increased $4,448,000, or 41.6%, over the same period in 1998. The primary reason for these increases was the increase in the number of facilities resulting from the BancWest Merger.

Equipment expense increased $1,920,000 and $955,000, or 9.0% and 14.2%, respectively, for the first nine months and third quarter of 1999, over the same periods in 1998. The increase was primarily the result of an increase in the amount of equipment due to the BancWest Merger, partially offset by lower depreciation expense on furniture and equipment.

Intangible amortization increased $20,081,000 and $6,699,000, for the first nine months and third quarter, respectively, over the same periods in 1998, primarily due to increased amortization expense in 1999, resulting from the $599,000,000 BancWest Merger-related increase in goodwill.

Other noninterest expense increased $46,559,000 and $16,349,000 for the first nine months and third quarter of 1999, respectively, an increase of 66.6% and 75.5% over the same periods in 1998. These increases were the result of: (1) the BancWest Merger; (2) write-downs and losses on the sale of certain OREO; (3) higher outside service expenses primarily related to the year 2000 project and the facilities management agreement for the Honolulu data center (see year 2000 disclosure on pages 26 to 28); (4) higher foreclosed property expenses; and (5) the charitable donation of a recreational center to a community group in Hawaii resulting in a pre-tax loss on disposal of $1,277,000.

In addition to the noninterest expenses discussed above, the Company incurred pre-tax restructuring, merger-related and other nonrecurring charges of $17,534,000 and $16,116,000 for the first nine months and third quarter of 1999, respectively. On an after-tax basis, the amounts were $11,630,000 and $10,272,000 for the first nine months and third quarter of 1999, respectively (see Merger with BancWest Corporation and Merger with SierraWest on page 12).

INCOME TAXES

The Company's effective income tax rates (exclusive of the tax equivalent adjustment) for the first nine months and third quarter of 1999 were 42.1% and 43.4%, respectively, as compared to 36.7% and 36.8% for the same periods in 1998. The higher rates in 1999 primarily reflect the increased amortization of goodwill and intangible assets resulting from the BancWest Merger, from which the Company receives no tax benefit, partially offset by the tax benefit of the charitable donation of the recreational center.

LIQUIDITY AND CAPITAL

Stockholders' equity was $1,820,276,000 at September 30, 1999, an increase of 4.2% over $1,746,156,000 at December 31, 1998. Compared to September 30, 1998,
stockholders' equity at September 30, 1999 increased by $976,487,000, or 115.7%. The increase is primarily due to the issuance of 25,814,768 shares of Class A Common Stock on November 1, 1998 in connection with the BancWest Merger.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below, at September 30, 1999) of Tier 1 and Total Capital to risk-weighted assets, and of Tier 1 Capital to average assets.

                                                              For Capital
                                     Actual                Adequacy Purposes
                            ----------------------      ----------------------
                              Amount        Ratio         Amount         Ratio
                            ----------      ------      ----------       -----
Tier 1 Capital to
        Risk-Weighted
        Assets              $1,263,446       8.76%      $  577,037       4.00%
Total Capital to
        Risk-Weighted
        Assets              $1,523,295      10.56%      $1,154,075       8.00%
Tier 1 Capital to
        Average Assets      $1,263,446       8.02%      $  472,816       3.00%

As of September 30, 1999, the Company's depository institution subsidiaries were categorized as well-capitalized under the applicable Federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company's depository institution subsidiaries must, among other things, maintain Tier 1 risk-based and total risk-based capital ratios of 6% and 10%, respectively.

YEAR 2000 ISSUES

BACKGROUND

Many computer programs were written, and many computer chips were programmed, to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. If not corrected, software and computer systems may fail or create erroneous results in the year 2000. Also, computer chips embedded in many operating facilities--such as elevators and communication systems--may cause equipment malfunctions because of the year 2000 date change. These potential software and systems problems may affect the Company, the outside companies and agencies that the Company relies upon to conduct its business and to service its customers ("External Parties"), and the Company's borrowers. Failure by the Company or these third parties to successfully address year 2000 issues could have a material and adverse effect, on the Company's business, consolidated results of operations or financial condition.

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

Each bank's program includes the five major phases suggested in FFIEC guidelines--awareness, assessment, renovation (remediation or replacement of noncompliant items), validation (which includes stand-alone and integration testing), and implementation. In the assessment phase, the banks classified items to be addressed as "mission critical" or "non-mission critical." Mission critical items are those applications or systems that are vital to the successful continuance of a core business activity of the bank.

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

STATUS OF IMPLEMENTATION OF FIRST HAWAIIAN'S PROGRAM

By June 30, 1999, First Hawaiian met all the major milestones established by the FFIEC, including the completion of all five phases of the program for mission critical systems. By September 30, 1999, First Hawaiian completed all five phases of the program for all of its non-mission critical systems.

EXTERNAL PARTIES

First Hawaiian is continuing to assess the year 2000 compliance efforts of significant External Parties. It has categorized External Parties as follows:
(1) external processors--vendors who provide core business processing services, such as credit card processing, and vendors who provide information access for First Hawaiian's customers, such as business and home P.C. banking; (2) external interfaces--companies and agencies with whom the bank exchanges information by electronic or nonelectronic media, such as automated clearing house transactions; and (3) external alliances--vendors, supply providers, business partners, customers and other third parties that are not covered by any other category, such as credit bureaus and stock quotation services. By March 31, 1999, First Hawaiian had completed testing with all mission critical external processors. By June 30, 1999, First Hawaiian substantially completed testing of external interfaces with mission critical parties and had completed selected testing with customers. First Hawaiian completed initial contacts with External Parties involved in other alliances in 1998, and follow up contacts will continue throughout 1999. As of September 30, 1999, all initial contacts had been completed, with follow-up contacts continuing through the remainder of 1999.

CUSTOMERS AND COUNTERPARTIES

The first stage of First Hawaiian's evaluation of year 2000 compliance by customers included a credit risk survey and assessment process which was completed by First Hawaiian credit officers in August 1998. Following FFIEC guidelines and based on management judgment, all aggregate loans and commitments to a borrower in excess of a fixed threshold were evaluated. In addition, all applicants for new credits are being evaluated for year 2000 risk among other underwriting risks. Borrowers are classified as "high risk," "medium risk" and "low risk" based on year 2000 status. First Hawaiian continually reassesses the year 2000 credit risk of larger borrowers. By June 30, 1999, First Hawaiian completed the re-evaluation of all large borrowers in high-, medium- and low-risk categories to determine their progress in mitigating their year 2000 risk and whether contingency plans had been developed. First Hawaiian will continue to monitor those factors throughout 1999. Periodic reviews and reassessments of compliance by counterparties and funds providers (major depositors) have continued on a regular basis since the completion of the initial assessment last year, and will be a focus area throughout the remainder of 1999.

STATUS OF IMPLEMENTATION OF BANK OF THE WEST'S PROGRAM

Bank of the West completed all five phases of its year 2000 program for all mission critical systems prior to June 30, 1999, meeting the goal established by the FFIEC. Bank of the West's mainframe systems have completed future date testing and are currently running in production. Testing of non-mission critical distributed systems is proceeding on plan, with all five phases of the program completed for approximately 90% of these systems as of September 30, 1999. Testing of non-mission critical systems will continue throughout the remainder of the year.

EXTERNAL PARTIES

Bank of the West has also assessed the year 2000 compliance efforts of key External Parties. Bank of the West has categorized External Parties similarly to First Hawaiian, as discussed above. Bank of the West has received periodic reports from its primary external processors, which indicate that they are on or ahead of schedule with their year 2000 plans. Additionally, regulatory agencies are performing periodic reviews of these service processors' progress on year 2000 readiness and providing copies of their evaluations to Bank of the West and other banks serviced by these external processors.

As of September 30, 1999, Bank of the West had successfully completed interface third-party testing with all mission critical external processors and had substantially completed interface testing with other selected vendors, processors and customers. Year 2000 readiness questionnaires have been sent to all key external alliance parties. Responses have been and will continue to be monitored throughout the remainder of the year.

CUSTOMERS AND COUNTERPARTIES

Bank of the West completed its initial assessment program in October 1998 with respect to year 2000 compliance by funds providers (such as major depositors), funds users (such as borrowers) and counterparties. Customers and counterparties were selected for review based on FFIEC guidelines and management judgment. The customers and counterparties were classified as "high risk," "medium risk" or "low risk" based on their year 2000 status. This assessment was updated in February 1999, June 1999 and September 1999. All applicants for new credits at Bank of the West are being evaluated for year 2000 risk among other underwriting factors. Reassessment and review of customer and counterparty risk will continue throughout 1999.

BUDGET

The Company's current estimate of the total cost related solely to the year 2000 program is $11.2 million through June 30, 2000. Additionally, it estimates that a total of $5.2 million has been and will be required for purchase and installation of new or replacement systems or equipment that were accelerated to address year 2000 issues. The source of these funds has been and will be the operating cash flow of the Company. From the beginning of the year 2000 programs through September 30, 1999, an aggregate of $8.8 million has been expended on costs related solely to year 2000 compliance efforts, and $4.1 million has been spent on the planning and accelerated installation of systems and applications to address the year 2000 compliance issues as described above. For the nine months ended September 30, 1999, the Company expended $2.4 million on costs related solely to year 2000 compliance and $1.3 million on accelerated systems and applications.

CONTINGENCY PLANS

Both First Hawaiian and Bank of the West have prepared contingency plans to minimize the possibility of disruptions to their respective bank operations due to year 2000 issues. The plans address recovery of critical business processes and alternatives to mitigate potential effects of service interruptions caused by bank systems, service providers or other External Parties. Alternative strategies and contingency plans for liquidity and cash are also being developed as part of the year 2000 readiness plans for both banks. The contingency plans for critical business operations of both banks were completed by June 30, 1999, the milestone recommended by FFIEC guidelines. Validation of these plans began in the second quarter of 1999 and testing will continue throughout the remainder of 1999.

RISKS

A key component of the Company's year 2000 readiness program is our risk management process. Through this process, we identify and assess risks relating to the year 2000 issue, implement strategies to reduce their likelihood or impact and develop contingency plans based on these assessments. Among the most critical year 2000 risks we face are the possibilities of operational interruptions and failures, liquidity problems (which could result from increased demands for cash or disruptions of funding flows) and credit risks and lost business (especially if year 2000 difficulties negatively impact our clients). Accordingly, we have analyzed possible scenarios that could arise from these risks and have prepared detailed contingency plans. For example, to address potential problems resulting from interruptions of transaction processing provided by third parties, we have plans to adjust staffing, modify work schedules and perform manual processing at bank branches to provide alternate handling of ATM, credit card and other direct (or on-line) transactions. These and other contingency plans remain subject to revision as additional information becomes available, and as the implementation of risk mitigation strategies and testing of contingency plans continues through the fourth quarter.

Even though the Company expects that the First Hawaiian and Bank of the West programs will adequately address year 2000 issues, there can be no assurance that we, or External Parties, will not experience difficulties that cause a material adverse impact on the Company's business or consolidated results of operations or financial condition. In addition, uncertainties relating to year 2000 problems may cause borrowers and our other customers to reduce their borrowing and other market activities, which could result in a general reduction in these activities and revenue opportunities in the fourth quarter of 1999 and in early 2000. We cannot predict the magnitude of any such reduction or its impact on our financial results. There is an additional risk that may be posed by potential failure of certain parties, such as electrical power, telecommunications and transportation providers or governmental agencies, to resolve year 2000 issues where alternative providers of services are not available. The Company's exposure to such infrastructure risks varies by location, in part because operations conducted in Hawaii and other island locations do not have access to adjacent power grids. For that reason and others, the Company is closely monitoring the year 2000 status and contingency plans of island-based utility providers, shippers and other parties that provide critical infrastructure to such locations.

Readers are cautioned that forward-looking statements in this discussion of year 2000 issues should be read in conjunction with the discussion of the risks and uncertainties relating to such forward-looking statements on page 11.

The disclosure contained in this Form 10-Q quarterly report, as well as the information in the Company's 1998 and 1997 Annual Reports and its 1999 and 1998 Form 10-Q quarterly reports filed by the Company with the Securities and Exchange Commission regarding its year 2000 readiness, are designated as year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act.

LEGISLATIVE DEVELOPMENTS

On November 4, 1999, Congress passed the Gramm-Leach-Bliley Act, which is expected to be signed into law shortly by the President. The Act represents one of the most significant legislative actions affecting the financial services industry in at least several decades. Among other things, it will repeal or modify a number of significant provisions of current law, including the Glass-Steagall Act, and permit banking organizations to affiliate with securities firms and insurance companies and to engage in a broad range of other financial activities, including merchant banking and real estate development. In addition, the Act contains a number of other provisions that may affect the Company's operations, including functional regulation of the securities and investment management operations of the Company's bank subsidiaries by the SEC, limitations on the insurance powers of the Company's subsidiary banks, and limitations on the use and disclosure to third parties of customer information. The Company cannot predict at this time the potential effect that the Act will have on its business and operations, although the Company expects that a likely effect of the Act will be to increase competition in the financial services industry generally and lead to the formation of large financial services groups with significant market share and power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1999, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 44) and "Notes to Consolidated Financial Statements" (page 58 and 59) in the Financial Review section of the Company's Annual Report 1998.

                           PART II. OTHER INFORMATION

(a) Exhibits

               Exhibit 10.1      Sierra Tahoe Bancorp amended 1988 Stock Option
                                 Plan, incorporated by reference to Exhibit A of SierraWest Bancorp Proxy Statement for its
                                 August 16, 1995 annual meeting of shareholders
                                 (File No. 001-11611).

               Exhibit 10.2 SierraWest Bancorp 1996 Stock Option Plan, as amended, incorporated by reference to Exhibit
                                 99.1 of Registration Statement on Form S-8
                                 (Registration No. 333-13031) filed by
                                 SierraWest Bancorp on September 30, 1996.

               Exhibit 10.3      Continental Pacific Bank 1990 Amended Stock
                                 Option Plan, incorporated by reference to
                                 Exhibit 4.1 of Registration Statement on Form
                                 S-8 (Registration No. 333-51733) filed by
                                 SierraWest Bancorp on May 4, 1998.

               Exhibit 10.4      California Community Bancshares Corporation
                                 1993 Amended and Restated Stock Option Plan, incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8
                                 (Registration No. 333-51733) filed by
                                 SierraWest Bancorp on May 4, 1998.

               Exhibit 12        Statement regarding computation of ratios.

               Exhibit 27        Financial data schedule.

(b) Reports on Form 8-K          On July 2, 1999, BancWest filed a current
                                 report on Form 8-K disclosing under Item 2
                                 that, on July 1, 1999, the merger of SierraWest
                                 Bancorp with and into Bank of the West, a
                                 wholly owned subsidiary of BancWest, was
                                 completed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BANCWEST CORPORATION
                                                 (REGISTRANT)


Date  November 12, 1999                     By /s/ HOWARD H. KARR
    -------------------------------           ---------------------------------
                                                       HOWARD H. KARR
                                              EXECUTIVE VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.1      Sierra Tahoe Bancorp amended 1988 Stock Option Plan,
            incorporated by reference to Exhibit A of SierraWest Bancorp
            Proxy Statement for its August 16, 1995 annual meeting of
            shareholders (File No. 001-11611).

  10.2 SierraWest Bancorp 1996 Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 of Registration
            Statement on Form S-8 (Registration No. 333-13031) filed by
            SierraWest Bancorp on September 30, 1996.

  10.3 Continental Pacific Bank 1990 Amended Stock Option Plan, incorporated by reference to Exhibit 4.1 of Registration
            Statement on Form S-8 (Registration No. 333-51733) filed by
            SierraWest Bancorp on May 4, 1998.

  10.4      California Community Bancshares Corporation 1993 Amended and
            Restated Stock Option Plan, incorporated by reference to
            Exhibit 4.2 of Registration Statement on Form S-8
            (Registration No. 333-51733) filed by SierraWest Bancorp on
            May 4, 1998.

  12        Statement regarding computation of ratios.

  27        Financial data schedule.