Form 10-K
period 1999-12-31
BANCWEST CORP/HI
filed 2000-03-17
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1999
                                        OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from               to
                                        ---------------   -----------------

                          Commission file number 0-7949

                             -----------------------

                              BANCWEST CORPORATION
             (Exact name of registrant as specified in its charter)

                             -----------------------

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

                             -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange on
     Title of each class                                 which registered
     -------------------                             ------------------------
Common Stock, $1.00 Par Value                         New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                (Title of class)
                             -----------------------

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

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000 was $636,605,000.

      The number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2000 was:

           Title of Class                           Number of Shares Outstanding
    -----------------------------                   ----------------------------
    Common Stock, $1.00 Par Value                        70,091,454 Shares
Class A Common Stock, $1.00 Par Value                    54,539,936 Shares

                             -----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the following documents are incorporated by reference in this
                                   Form 10-K:

             DOCUMENTS                                       FORM 10-K REFERENCE
BancWest Corporation Annual Report 1999                        Parts I and II
BancWest Corporation Proxy Statement
for the 2000 Annual Meeting of Stockholders
                                                                   Part III

================================================================================

                                      INDEX


                                                                                                         PAGE

                                                   PART I
Item 1.       Business...............................................................................      1

Item 2.       Properties.............................................................................     15

Item 3.       Legal Proceedings......................................................................     15

Item 4.       Submission of Matters to a Vote of Security Holders....................................     15




                                                   PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters....................................................................     16

Item 6.       Selected Financial Data................................................................     16

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................     16

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk..............................     16

Item 8.       Financial Statements and Supplementary Data............................................     19

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................................     19



                                                   PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................     20

Item 11.      Executive Compensation.................................................................     20

Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................     20

Item 13.      Certain Relationships and Related Transactions.........................................     20



                                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K............................................................................     21

Signatures    .......................................................................................     25

Exhibit Index .......................................................................................     28

                                     PART I

ITEM 1.   BUSINESS

BANCWEST CORPORATION (FORMERLY KNOWN AS FIRST HAWAIIAN, INC.) -

BancWest Corporation, a Delaware corporation (the "Corporation"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Corporation is allowed to acquire or invest in the securities of companies that are engaged in banking or in activities closely related to banking as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank with authority to operate interstate branches in Oregon, Washington, Nevada and Idaho; First Hawaiian Bank ("First Hawaiian"), a State of Hawaii-chartered bank; FHL Lease Holding Company, Inc. ("FHL"), a financial services loan company; and First Hawaiian Capital I (the "Trust"), a Delaware business trust. Bank of the West, First Hawaiian, FHL and the Trust are wholly owned subsidiaries of the Corporation. At December 31, 1999, the Corporation had consolidated total assets of $16.7 billion, total deposits of $12.9 billion and total stockholders' equity of $1.8 billion. Based on assets as of December 31, 1999, the Corporation was the 45th largest bank holding company in the United States as reported in the American Banker.

On November 1, 1998, the former BancWest Corporation ("Old BancWest"), parent company of Bank of the West, merged (the "BancWest Merger") with and into First Hawaiian, Inc. ("FHI"). Upon consummation of the BancWest Merger, FHI, the surviving corporation, changed its name to "BancWest Corporation." Prior to the consummation of the BancWest Merger, Old BancWest was wholly owned by Banque Nationale de Paris ("BNP"). BNP received approximately 25.8 million shares (equivalent to 51.6 million shares after adjusting for the two-for-one stock split in December 1999) of the Corporation's newly authorized Class A Common Stock representing approximately 45% of the then outstanding total voting stock of the Corporation in the BancWest Merger (a purchase price of approximately $905.7 million). As a result of the BancWest Merger, Bank of the West is now a wholly owned subsidiary of the Corporation. Additional information regarding the BancWest Merger is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 22 through 42), "Note 2. Mergers and Acquisitions" (pages 53 and 54), "Note 3. Restructuring, Merger-Related and Other Nonrecurring Costs" (pages 54 and 55) and "Note 12. Common Stock and Earnings Per Share" (pages 60 and 61) in the Financial Review Section of the Corporation's Annual Report 1999, and is incorporated herein by reference thereto.

On July 1, 1999, the Corporation acquired SierraWest Bancorp ("SierraWest"). SierraWest and its subsidiary, SierraWest Bank, were merged with and into Bank of the West (the "SierraWest Merger") resulting in the issuance of approximately
4.4 million shares of the Corporation's common stock to the shareholders of SierraWest. The acquisition was accounted for using the pooling-of-interests method of accounting. Additional information regarding the SierraWest Merger is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 22 through 42), "Note 2. Mergers and Acquisitions" (pages 53 and 54), "Note 3. Restructuring, Merger-Related and Other Nonrecurring Costs" (pages 54 and 55) and "Note 12. Common Stock and Earnings Per Share" (pages 60 and 61) in the Financial Review Section of the Corporation's Annual Report 1999, and is incorporated herein by reference thereto.

In January 2000, the Corporation agreed to acquire 68 branches in Utah and Idaho. These branches have approximately $2.1 billion in deposits and $660.0 million in loans. The branch acquisition is contingent upon completion of a merger between Zions Bancorporation and First Security Corporation. Based on information set forth in recent proxy statement supplements filed by those corporations, there are significant questions as to whether the merger will occur.

BANK OF THE WEST -

Bank of the West is a State of California-chartered bank that is not a member of the Federal Reserve System. The deposits of Bank of the West are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act ("FDIA"). The predecessor of Bank of the West, "The Farmers National Gold Bank," was chartered as a national banking association in 1874 in San Jose, California.

On July 1, 1999, SierraWest Bancorp and SierraWest Bank were merged with and into Bank of the West. As a result of the SierraWest Merger, 20 SierraWest branches in California and Nevada became branches of Bank of the West.

Bank of the West is the fourth largest bank in California, with total assets of approximately $9.6 billion and total deposits of approximately $7.4 billion at December 31, 1999. Bank of the West conducts a general commercial banking business, providing retail and corporate banking and trust services to individuals, institutions, businesses and governments through 162 branches and other commercial banking offices located primarily in the San Francisco Bay area and elsewhere in the Northern and Central Valley regions of California and in Oregon, Washington, Idaho and Nevada. Bank of the West also generates indirect automobile loans and leases, recreational vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states. Bank of the West's principal subsidiary is Essex Credit Corporation ("Essex"), a Connecticut corporation. Essex is engaged primarily in the business of originating and selling consumer loans on a nationwide basis, such loans being made for the purpose of acquiring or refinancing pleasure boats or recreational vehicles. Essex generally sells the loans that it makes to various banks and other financial institutions, on a servicing release basis. Essex has a network of 10 regional direct lending offices located in the following states:
California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, New York, Texas and Washington.

     COMMUNITY BANKING -

The focus of Bank of the West's community banking strategy is primarily in Northern California, Nevada and the Pacific Northwest region. The Northern California market region is comprised of the San Francisco Bay area and the Central Valley area of California. The San Francisco Bay area is one of California's wealthiest regions, and the Central Valley of California is an area which has been experiencing rapid transition from a largely agricultural base to a mix of agricultural and commercial enterprises. The Pacific Northwest region includes Oregon, Washington and Idaho. The SierraWest Merger expanded the region that Bank of the West services into Nevada.

Bank of the West utilizes its 162-branch network as its principal funding source. A key element of Bank of the West's community banking strategy is to seek to distinguish itself as the provider of the "best value" in community banking services. To this end, Bank of the West seeks to position itself within its markets as an alternative to both the higher-priced, smaller "boutique" commercial banks and the larger commercial banks, which may be perceived as offering lower service and lower prices on a "mass market" basis.

In pursuing the Northern California and Pacific Northwest community banking markets, Bank of the West seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, Bank of the West generates a variety of consumer loans, including direct vehicle loans, consumer lines of credit and second mortgages. In addition, Bank of the West generates and holds a small portfolio of first mortgage loans on one- to four-family residences. Through its commercial banking operations conducted from its branch network, Bank of the West offers a wide range of basic commercial banking products intended to serve the needs of smaller community-based businesses. These loan products include in-branch originations of standardized products for businesses with relatively simple banking and financing needs. More complex and customized commercial banking services are offered through Bank of the West's regional banking centers, which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the relevant market areas. Bank of the West also provides a number of fee-based products and services such as annuities, insurance and securities brokerage.

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

     COMMERCIAL BANKING -

Bank of the West's Business Banking division supports commercial lending activities for middle market business customers through ten regional lending centers located in Northern California, Central California, Oregon, Northern Nevada, Idaho and Washington. Each regional office provides a wide range of loan and deposit services to mid-sized companies with borrowing needs of $500,000 to $25 million. Lending services include receivable and inventory financing, equipment term loans, letters of credit, agricultural loans and trade finance. Other banking services include cash management, insurance products, trust, investment, foreign exchange and various international banking services.

The Specialty Lending division seeks to provide focused banking services and products to specifically targeted markets where Bank of the West's resources, experience and technical expertise give it a competitive advantage. Through operations conducted in this division, Bank of the West has established itself as the national leader among those commercial banks which are lenders to religious organizations. In addition, leasing operations within Specialty Lending have made Bank of the West a significant provider of equipment leasing financing, including both standard and tax-oriented products, to a wide array of clients. To support the cash management needs of both Bank of the West's corporate banking customers and large private and public deposit relationships maintained with Bank of the West, the Specialty Lending division operates a Cash Management group which provides a full range of innovative and relationship-focused cash management services.

The Real Estate Industries division, whose primary markets are Northern and Central California, Nevada and Oregon, originates and services construction, short-term and permanent loans to residential developers, commercial builders and investors. The division is particularly active in financing the construction of detached residential subdivisions. Other construction lending activities include low-income housing, industrial development, apartment, retail and office projects. The division also originates and services single-family home loans sourced through the Bank's Community Bank branch network.

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

     SMALL BUSINESS ADMINISTRATION LENDING -

Bank of the West operates in California, Nevada, Oregon, Alabama and Tennessee under the Preferred Lender Program of the Small Business Administration ("SBA"), which is headquartered in Washington, D.C. This designation is the highest lender status granted by the SBA. Bank of the West has over 17 years of experience and expertise in the generation and sale of SBA guaranteed loans. Bank of the West anticipates continuing its SBA lending activities.

FIRST HAWAIIAN BANK -

First Hawaiian, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu. First Hawaiian is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. The deposits of First Hawaiian are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA.

First Hawaiian is a full-service bank conducting a general commercial and consumer banking business and offering trust and insurance services. Its banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, agricultural, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling insurance products, mutual funds and annuities, traveler's checks and personal money orders; issuing letters of credit; handling domestic and foreign collections; providing safe deposit and night depository facilities; offering lease financing; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

At December 31, 1999, First Hawaiian had total assets of $7.1 billion and total deposits of $5.5 billion, making it the second largest bank in Hawaii.

     DOMESTIC SERVICES -

The domestic operations of First Hawaiian are carried out through its main banking office located in Honolulu, Hawaii, with 55 other banking offices located throughout Hawaii. All but one of the banking offices are equipped with automatic teller machines that provide 24-hour service to customers wishing to make withdrawals from and deposits to their personal checking and savings accounts, to make balance inquiries, to obtain interim bank statements and to make utility and loan payments. There are 98 automated teller machines at nonbranch locations that provide balance inquiry, withdrawal transaction and account transfer services. At selected nonbranch locations, interim bank statements are also available. First Hawaiian is a member of the CIRRUS(R)/MasterCard(R), Plus(R)/VISA(R) and Star System(R), AFFN(R), American Express(R), Discover(R) and JCB(R) automatic teller machine networks, which provide First Hawaiian's customers with access to their funds nationwide and in selected foreign countries.

     LENDING ACTIVITIES -

First Hawaiian engages in a broad range of lending activities, including making real estate, commercial and consumer loans. The majority of First Hawaiian's loans were for construction, commercial, and residential real estate. Commercial loans also comprised a major portion of the loan portfolio, with consumer and foreign loans and leases accounting for the balance of the portfolio.

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

CONSUMER LENDING. First Hawaiian offers many types of loans and credits to consumers including lines of credit, uncollateralized or collateralized, and various types of personal and automobile loans. First Hawaiian also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian's Dealer Center is the largest commercial bank automobile lender in the State of Hawaii. First Hawaiian is the largest issuer of MasterCard(R) credit cards and the second largest issuer of VISA(R) credit cards in Hawaii.

     INTERNATIONAL BANKING SERVICES -

First Hawaiian maintains an International Banking division which provides international banking products and services through First Hawaiian's branch system, its international banking headquarters in Honolulu, a Grand Cayman branch, two Guam branches, a branch in Saipan and a representative office in Tokyo, Japan. First Hawaiian maintains a network of correspondent banking relationships throughout the world.

First Hawaiian's international banking activities are primarily trade-related and are concentrated in the Asia-Pacific area.

     TRUST SERVICES -

First Hawaiian's Trust and Investments division offers a full range of trust and investment management services. The Trust and Investments division provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 1999, the Trust and Investments division had 6,287 accounts with a market value of $10.9 billion. Of this total, $7.0 billion represented assets in nonmanaged accounts and $2.7 billion were managed assets.

The Trust and Investments division maintains custodial accounts pursuant to which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations and rent collection.

     SECURITIES AND INSURANCE SERVICES -

First Hawaiian, through a wholly owned subsidiary, offers insurance needs analysis for individuals, families and businesses as well as insurance products such as life, disability and long-term care. In association with an independent registered broker-dealer, First Hawaiian offers mutual funds, annuities and other securities in its branches.

FHL LEASE HOLDING COMPANY, INC. -

FHL, a financial services loan company, primarily finances and leases personal property including equipment and vehicles, and acts as an agent, broker or advisor in the leasing or financing of such property for affiliates as well as third parties. On January 1, 1997, FHL sold certain leases to First Hawaiian Leasing, Inc., a subsidiary of First Hawaiian. FHL is in a run-off mode and all new leveraged and direct financing leases are recorded by First Hawaiian Leasing, Inc.

At December 31, 1999, FHL's net investment in leases amounted to $64.2 million and total assets were $107.0 million.

FIRST HAWAIIAN CAPITAL I -

The Trust is a Delaware business trust which was formed in 1997. The Trust issued $100 million of its Capital Securities (the "Capital Securities") and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures of the Corporation. The Capital Securities qualify as Tier 1 Capital of the Corporation and are fully and unconditionally guaranteed by the Corporation. All of the common securities of the Trust are owned by the Corporation.

At December 31, 1999, the Trust's total assets were $107.4 million.

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

EMPLOYEES -

At December 31, 1999, the Corporation had 4,918 full-time equivalent employees. Bank of the West and First Hawaiian employed 2,687 and 2,231 persons, respectively. None of our employees are represented by any collective bargaining agreements and our relations with employees are considered excellent.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLBA") was signed into law. The GLBA permits a financial holding company to engage in a wide variety of financial activities, including insurance underwriting and sales, investment banking, commercial banking, merchant banking and real estate investment. Each activity is to be conducted in a separate subsidiary that is regulated by a functional regulator: a state insurance regulator in the case of an insurance subsidiary, the Securities and Exchange Commission in the case of a broker-dealer or investment advisory subsidiary, or the appropriate federal banking regulator in the case of a bank or thrift institution. The Federal Reserve Board is the "umbrella" supervisor of financial holding companies.
Section 23A of the Federal Reserve Act, which severely restricts lending by an insured bank subsidiary to nonbank affiliates, remains in place. The Corporation cannot predict at this time the potential effect that the GLBA will have on its business and operations, although the Corporation expects that a likely effect of the GLBA will be to increase competition in the financial services industry generally and lead to the formation of large financial services groups with significant market share and power.

SUPERVISION AND REGULATION -

As a registered bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve Board under the BHCA. The various subsidiaries of the Corporation are subject to regulation and supervision by the banking authorities of Hawaii, California, Nevada, Washington, Oregon, Idaho, Guam and the Commonwealth of the Northern Mariana Islands, as well as by the FDIC (which is the primary federal regulator of the Corporation's two bank subsidiaries) and various other regulatory agencies.

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

Holding Company Structure. The BHCA currently limits the business of the Corporation to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking as to be a proper incident thereto. The GLBA will permit bank holding companies that qualify for, and elect to be regulated as, financial holding companies, to engage in a wide range of financial activities, including certain activities, such as insurance, merchant banking and real estate investment, that are not permissible for other bank holding companies. Financial holding companies are permitted to acquire nonbank companies without prior approval of the Federal Reserve Board, but approval of the Federal Reserve Board continues to be required before acquiring more than 5% of the voting shares of another bank or bank holding company, before merging or consolidating with another bank holding company, and before acquiring substantially all the assets of any additional bank. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations. The Corporation expects to qualify for regulation as a financial holding company, but has not determined whether to elect that status.

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

State regulations also place restrictions on the ability of the Corporation's bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 1999, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $365.5 million.

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

In addition, depository institutions insured by the FDIC can be held liable for any losses incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by the Corporation's insured subsidiaries to reimburse the FDIC would rank senior to their obligations, if any, to the Corporation.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking agencies are required to take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established a five-tier framework for measuring the capital adequacy of insured depository institutions (including Bank of the West and First Hawaiian), with each depository institution being classified into one of the following categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA (commonly referred to as the "prompt corrective action" rules), a depository institution is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, "CAMELS rating," established by the Federal Financial Institution Examinations Council). A depository institution is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 1999, all the Corporation's subsidiary depository institutions were "well capitalized."

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

FDIC Insurance Assessments. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the top risk classification category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Deposit Funds Act"), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates as apply to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the "FICO") in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for the first quarter of 2000 was 2.1 basis points. These rate schedules are adjusted quarterly by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

Capital Requirements. The Corporation and certain of its subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in "Note 13. Regulatory Capital Requirements" on page 62 in the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference thereto.

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

On June 3, 1999, the Basel Committee on Banking Supervision proposed a new capital adequacy framework to replace the framework adopted in 1988. Under the new framework, risk weights for certain types of claims would be based on ratings assigned by rating agencies. Certain low quality exposures would be assigned a risk weight greater than 100%. Short-term commitments to lend, which currently do not require capital, would be subject to a 20% conversion factor. The Committee also proposes to develop capital charges for interest rate risk, for banks that incur interest rate risk that is significantly above average, and for operational risk. The comment period on the proposal ends on March 31, 2000 and the Committee plans to set forth a more definitive proposal later in the year. If adopted by the Committee, the new accord would then be the subject of rulemaking by the U.S. bank regulatory agencies. Because the timing and content of the proposal are not yet clear, the Corporation cannot predict at this time the potential effect that the adoption of such a proposal will have on its regulatory capital requirements.

Real Estate Activities. The FDIC adopted regulations, effective January 1, 1999, that make it significantly easier for state non-member banks to engage in a variety of real estate investment activities. These regulations generally allow a majority-owned corporate subsidiary of a state non-member bank to make equity investments in real estate if the bank complies with certain investment and transaction limits and satisfies certain capital requirements (after giving effect to its investment in the majority-owned subsidiary). In addition, the regulations permit a subsidiary of an insured state non-member bank to act as a lessor under a real property lease that is the equivalent of a financing transaction, meets certain criteria applicable to the lease and the underlying real estate and does not represent a significant risk to the deposit insurance funds.

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

FOREIGN OPERATIONS -

Information regarding the Corporation's foreign operations is included in Table III-C (3) on page 14 of this Report on Form 10-K. Additional information concerning foreign operations is also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Note 20. International Operations," on pages 37 and 69, respectively, of the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference thereto.

OPERATING SEGMENTS -

Information regarding the Corporation's operating segments is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Note 19. Operating Segments," on pages 25 and 68, respectively, of the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference thereto.

STATISTICAL DISCLOSURES -

Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Act of 1933 sets forth certain statistical disclosures to be included in the "Description of Business" section of bank holding company filings with the Securities and Exchange Commission (the "SEC"). The statistical information required is presented in the tables shown below in the Corporation's Annual Report 1999, which tables are incorporated herein by reference thereto and Table III-C (3) on page 14 of this Report on Form 10-K. The tables and information contained therein have been prepared by the Corporation and have not been audited or reported upon by the Corporation's independent accountants.

Information in response to the following applicable sections of Guide 3 is included in the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference thereto:



                                                                                              PAGE NUMBERS IN
                                                                                          -----------------------
                                                                                           BANCWEST CORPORATION
                                                                                            ANNUAL REPORT 1999
                          DISCLOSURE REQUIREMENTS                                               (EXHIBIT 13)
                          -----------------------                                         -----------------------

   I.    Distribution of Assets, Liabilities and Stockholders' Equity;
         Interest Rates and Interest Differential -
         A. Average balance sheets                                                                26 - 27
         B. Analysis of net interest earnings                                                     26 - 27
         C. Dollar amount of change in interest income and interest expense                         28

  II.    Investment Portfolio -
         A. Book value of investment securities                                                   55 - 57
         B. Investment securities by maturities and weighted average yields                       38 - 39
         C. Investment securities in excess of 10% of stockholders' equity                          57

 III.    Loan Portfolio -
         A. Types of loans                                                                          34
         B. Maturities and sensitivities of loans to changes in interest rates                  35, 40 - 41
         C. Risk elements
            1.  Nonaccrual, past due and restructured loans                                  36 - 37, 48 - 49
            2.  Potential problem loans                                                           37 - 38
            4.  Loan concentrations                                                                 35

  IV.    Summary of Credit Loss Experience -
         A. Analysis of loss experience                                                    30 - 32, 49 - 50, 58
         B. Breakdown of the allowance for credit losses                                            31

   V.    Deposits -
         A. Average amount and average rate paid on deposits                                        38
         D. Maturity distribution of domestic time certificates of deposits
            of $100,000 or more                                                                     59
         E. Time certificates of deposit in denominations of $100,000 or more
            issued by foreign offices                                                               59

  VI.    Return on Equity and Assets                                                                21

 VII.    Short-Term Borrowings                                                                    59 - 60

III.     LOAN PORTFOLIO

Table III-C (3) presents a summary of the Corporation's foreign outstandings to each country which exceeded 1% of total assets for the years indicated. Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 1999 and 1998, the Corporation had no foreign outstandings to any country which exceeded 1% of total assets. At December 31, 1997, Japan was the only country to which the Corporation had outstandings in excess of 1% of total assets.



                      BANCWEST CORPORATION AND SUBSIDIARIES
                                 TABLE III-C (3)
      FOREIGN OUTSTANDINGS TO EACH COUNTRY WHICH EXCEEDS 1% OF TOTAL ASSETS
                                  (in millions)



                           GOVERNMENTS       COMMERCIAL        BANKS AND
                           AND OFFICIAL         AND         OTHER FINANCIAL
                           INSTITUTIONS      INDUSTRIAL       INSTITUTIONS       OTHER    TOTAL
                           ------------     ------------      ------------       -----    -----
At December 31, 1997
   Japan                   $          -     $         17      $          -       $  74    $  91
                           ============     ============      ============       =====    =====


At December 31, 1999, 1998 and 1997, there were no foreign outstandings to any country between .75% and 1.0% of total assets.

ITEM 2.  PROPERTIES

Bank of the West leases two adjacent sites in Walnut Creek, California, which are its primary administrative headquarters. The administrative headquarters office is a 132,000-square-foot, three-story building. Bank of the West also leases 48,382 square feet of executive office space in downtown San Francisco in the same building that houses its San Francisco Main Branch at 180 Montgomery Street (see "Note 21. Lease Commitments" (pages 69 and 70) in the Financial Review section of the Corporation's Annual Report 1999, which is incorporated herein by reference). Approximately 30,396 square feet of leased space at 180 Montgomery Street is subleased to BNP.

Fifty-three of Bank of the West's active branches are located on land owned by Bank of the West. The remaining 109 active branches are located on leasehold properties. Bank of the West also has 12 surplus branch properties, 11 of which are currently leased to others. In addition, Bank of the West leases 26 properties that are utilized for administrative (including warehouses), lease support, management information systems and regional management services (see "Note 21. Lease Commitments" (pages 69 and 70) in the Financial Review section of the Corporation's Annual Report 1999, which is incorporated herein by reference).

First Hawaiian indirectly (through two subsidiaries) owns all of a city block in downtown Honolulu. The administrative headquarters of the Corporation and First Hawaiian as well as the main branch of First Hawaiian are located in a modern banking center on this city block. The headquarters building includes 418,000 square feet of gross office space. Information about the lease financing of the headquarters building is included in "Note 21. Lease Commitments" (pages 69 and 70) in the Financial Review section of the Corporation's Annual Report 1999, which is incorporated herein by reference.

Eighteen of First Hawaiian's offices in Hawaii are located on land owned in fee simple by First Hawaiian. The other branches of First Hawaiian in Hawaii and one branch each in Guam and Saipan are situated on leasehold premises or in buildings constructed by the respective companies on leased land (see "Note 21. Lease Commitments" (pages 69 and 70) in the Financial Review section of the Corporation's Annual Report 1999, which is incorporated herein by reference). In addition, First Hawaiian owns an operations center which is located on 125,919-square-feet of land owned in fee simple by First Hawaiian in an industrial area near downtown Honolulu. First Hawaiian occupies all of this four-story building.

First Hawaiian owns a five-story, 75,000-square-foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam, where it maintains a branch.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Required information is included in "Common Stock Information" (pages 19 and
20), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 22) and "Notes to Consolidated Financial Statements" (pages 60 and 61) in the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference.

On November 18, 1999, the Board approved a two-for-one stock split effected in the form of a 100% stock dividend on the total issued shares of the Company's common stock and Class A common stock. The additional shares issued as a result of the stock split were distributed on December 15, 1999, to stockholders of record at the close of business on December 1, 1999. A total of 63,522,968 shares of common stock and Class A common stock were issued in connection with the stock split. In addition, due to the stock split, treasury shares increased by 1,220,408 shares. As a result of the stock split, $63.523 million was reclassified from capital surplus to common stock and Class A common stock. The stock split did not cause any changes in the $1 par value per share of the common stock or Class A common stock or in total stockholders' equity.

ITEM 6.    SELECTED FINANCIAL DATA

Required information is included in "Summary of Selected Consolidated Financial Data" (page 21) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 22) in the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 22 through 42) in the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Required information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 39) and "Notes to Consolidated Financial Statements" (page 52) in the Financial Review section of the Corporation's Annual Report 1999, and is incorporated herein by reference.

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

The Asset/Liability Committees of each of the Corporation's subsidiary companies are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to its Board of Directors. Other than loans that are originated and held for sale and commitments to purchase and sell foreign currencies and mortgage-backed securities, the Corporation's interest rate derivatives and other financial instruments are not entered into for trading purposes.

The Corporation's exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix -- including increasing or decreasing the amounts of fixed and/or variable instruments held by the Corporation -- to adjust sensitivity to interest rate changes) and/or utilizing off-balance-sheet instruments such as interest rate swaps, caps, floors, options, or forwards.

The Corporation models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held constant and then subjected to interest rate shocks up and down of 100 and 200 basis points (1% equals 100 basis points) each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., periodic interest rate caps or floors or loans which permit the borrower to prepay the principal balance of the loan prior to maturity without penalty). Off-balance-sheet instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a "flat rate scenario") to determine the level of interest rate risk at that time.

The projected impact of 100 and 200 basis-point increases and decreases in interest rates on the Corporation's consolidated net interest income over the next 12 months beginning January 1, 2000 and 1999 is shown below.


                                                        2000
                          ----------------------------------------------------------------
                            +2%           +1%          Flat           -1%            -2%
                          ------        ------        ------        ------        --------
                                               (dollars in millions)

Net Interest Income       $690.0        $710.3        $720.4        $718.4        $709.8

Difference from Flat      $(30.4)       $(10.1)                     $ (2.0)       $(10.6)

% Variance                  (4.2)%        (1.4)%                       (.3)%        (1.5)%
                          ================================================================



                                                        1999
                          -------------------------------------------------------------
                            +2%           +1%          Flat         -1%           -2%
                          ------        ------        ------      ------        -------
                                               (dollars in millions)

Net Interest Income       $639.2       $643.3       $635.6        $621.0        $609.0

Difference from Flat      $  3.6       $  7.7                     $(14.6)       $(26.6)

% Variance                    .6%         1.2%                      (2.3)%        (4.2)%
                          ==============================================================

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

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

FORWARD-LOOKING STATEMENTS

Certain matters contained in this Item 7A. are forward-looking statements that involve certain risks and uncertainties that could cause the Corporation's actual results to differ materially from those discussed in the forward-looking statements. A discussion of some of these risks and uncertainties is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 22) in the Financial Review section of the Corporation's Annual Report 1999 and is incorporated herein by reference thereto.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in the Financial Review section of the Corporation's Annual Report 1999, which is incorporated herein by reference thereto as follows:



                                                                                          PAGE NUMBER
                                                                                          -----------

      Report of Independent Accountants                                                       43
      BancWest Corporation and Subsidiaries:
           Consolidated Balance Sheets at December 31, 1999 and 1998                          44
           Consolidated Statements of Income for the years ended
               December 31, 1999, 1998 and 1997                                               45
           Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 1999, 1998 and 1997                           46
           Consolidated Statements of Cash Flows for the years ended
               December 31, 1999, 1998 and 1997                                               47
      BancWest Corporation (Parent Company):
           Balance Sheets at December 31, 1999 and 1998                                       71
           Statements of Income for the years ended December 31, 1999,
               1998 and 1997                                                                  72
           Statements of Changes in Stockholders' Equity for the
               years ended December 31, 1999, 1998 and 1997                                   46
           Statements of Cash Flows for the years ended December 31, 1999,
               1998 and 1997                                                                  72
      Notes to Consolidated Financial Statements                                            48 - 72
      Summary of Quarterly Financial Data (Unaudited)                                         42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information relating to directors is included in "Election of Directors" (pages 4 through 7) "Executive Officers" (page 11) and
"Change-in-Control and Employment Arrangements" (page 18) of the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Required information is included in "Executive Compensation" (pages 12 through 22) of the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Required information is included in "Security Ownership of Directors, Named Executive Officers and Others" (pages 8 through 11) of the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Required information is included in "Certain Transactions" (pages 23 through 24) of the Corporation's Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                 PAGE NUMBER IN
                                                                                              --------------------
                                                                                                    BANCWEST
                                                                                                  CORPORATION
                                                                                               ANNUAL REPORT 1999
                                                                                                  (EXHIBIT 13)
                                                                                              --------------------
(a)   1. Financial Statements

         The following financial statements are incorporated by reference in
         Part II (Item 8) of this Form 10-K:

         Report of Independent Accountants                                                             43
         BancWest Corporation and Subsidiaries:
             Consolidated Balance Sheets at December 31, 1999 and 1998                                 44
             Consolidated Statements of Income for the
                years ended December 31, 1999, 1998 and 1997                                           45
             Consolidated Statements of Changes in Stockholders' Equity
                for the years ended December 31, 1999, 1998 and 1997                                   46
             Consolidated Statements of Cash Flows for the
                years ended December 31, 1999, 1998 and 1997                                           47
         BancWest Corporation (Parent Company):
             Balance Sheets at December 31, 1999 and 1998                                              71
             Statements of Income for the years ended
                December 31, 1999, 1998 and 1997                                                       72
             Statements of Changes in Stockholders' Equity for the
                years ended December 31, 1999, 1998 and 1997                                           46
             Statements of Cash Flows for the years ended
                December 31, 1999, 1998 and 1997                                                       72
         Notes to Consolidated Financial Statements                                                  48 - 72
         Summary of Quarterly Financial Data (Unaudited)                                               42

      2. Financial Statement Schedules

         Schedules to the consolidated financial statements required by this
         Item 14(a)2 are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

      3. Exhibits


      3.1 Certificate of Incorporation of BancWest Corporation is incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.

      3.2 Amended and Restated Bylaws of BancWest Corporation is incorporated by reference to Exhibit 3.2 of the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.


      Exhibit
      -------
         4.       Instruments defining rights of security holders, including indentures.

         4.1 Instruments with respect to long-term debt not filed herewith will be furnished to the Commission upon its request.

         4.2      Indenture, dated as of August 9, 1993, between First Hawaiian,
                  Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1993 as filed with the SEC.

         4.3      Indenture, dated as of June 30, 1997, between First Hawaiian,
                  Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation's Registration
                  Statement on Form S-4 as filed with the SEC on October 17, 1997.

         4.4      Standstill and Governance Agreement between First Hawaiian,
                  Inc. and Banque Nationale de Paris, dated as of November 1,
                  1998, is incorporated by reference to Exhibit 4.1 to the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.

         4.5      Registration Rights Agreements between First Hawaiian, Inc.
                  and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to the Corporation's Current
                  Report on Form 8-K as filed with the SEC on November 5, 1998.

         10.      Material contracts

         10.1     Lease Agreement, dated as of December 1, 1993, between
                  REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

         10.2     Ground Lease, dated as of December 1, 1993, among First
                  Hawaiian Center Limited Partnership, FH Center, Inc. and
                  REFIRST, Inc. is incorporated by reference to Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

         10.3     Stock Incentive Plan of First Hawaiian, Inc., dated as of
                  November 22, 1991, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended
                  June 30, 1998 as filed with the SEC.*

         10.4 Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended
                  June 30, 1998 as filed with the SEC.*




         10.5 First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.*

         10.6     Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive
                  Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation's Form 10-K for the fiscal year ended December 31, 1998.*

         10.7 First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.*

         10.8 First Hawaiian, Inc. Incentive Plan for Key Executives, is incorporated by reference to Exhibit 10 to the Corporation's
                  Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.*

         10.9     Amendment to First Hawaiian, Inc. Incentive Plan for Key
                  Executives adopted October 15, 1998, filed herewith.*

         10.10    IPKE Award Policy for Certain Executives adopted February
                  28, 2000, filed herein.*

         10.11 Directors' Retirement Plan, effective as of January 1, 1992, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June
                  30, 1998 as filed with the SEC.*

         10.12 First Hawaiian, Inc. 1998 Stock Incentive Plan, effective as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended
                  June 30, 1998 as filed with the SEC.*

         10.13 Sierra Tahoe Bancorp amended 1988 Stock Option Plan, incorporated by reference to Exhibit A of SierraWest Bancorp
                  Proxy Statement for its August 16, 1995 annual meeting of shareholders (File No. 001-11611).*

         10.14 SierraWest Bancorp 1996 Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 of Registration
                  Statement on Form S-8 (Registration No. 333-13031) filed by
                  SierraWest Bancorp on September 30, 1996.*

         10.15 Continental Pacific Bank 1990 Amended Stock Option Plan, incorporated by reference to Exhibit 4.1 of Registration
                  Statement on Form S-8 (Registration No. 333-51733) filed by
                  SierraWest Bancorp on May 4, 1998.*


         10.16    California Community Bancshares Corporation 1993 Amended and
                  Restated Stock Option Plan, incorporated by reference to
                  Exhibit 4.2 of Registration Statement on Form S-8
                  (Registration No. 333-51733) filed by SierraWest Bancorp on
                  May 4, 1998.*

         10.17    Employment Agreement between Don J. McGrath and the
                  Corporation, effective November 1, 1998.*

         10.18 BancWest Corporation Umbrella Trust(TM) Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for
                  BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed
                  November 23, 1999, filed herewith.*

         10.19 BancWest Corporation Split-Dollar Plan For Executives, effective January 1, 1999, filed herewith.*

         10.20 Sublease made as of November 1, 1993, between Bank of the West and Banque Nationale de Paris, is incorporated by reference to
                  Exhibit 10.19 to the Corporation's Form 10-K for the fiscal year ended December 31, 1998.

                  *Management contract or compensatory plan or arrangement.

         12.      Statement re: computation of ratios.

         13.      Annual report to security holders - Corporation's Annual
                  Report 1999.

         21.      Subsidiaries of the registrant.

         23.      Consent of independent accountants.

         27.      Financial data schedule.


(b)      Reports on Form 8-K

             None.

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


                                        BANCWEST CORPORATION
                                               (Registrant)




                                        By        /s/ HOWARD H. KARR
                                          ------------------------------------
                                                     HOWARD H. KARR
                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER




Date:   March 16, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ WALTER A. DODS, JR.                                     Chairman,                       March 16, 2000
----------------------------------------             Chief Executive Officer             --------------------
     Walter A. Dods, Jr.                                   & Director                            Date


/s/ JACQUES ARDANT                                          Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Jacques Ardant                                                                              Date

/s/ JOHN W. A. BUYERS                                       Director                        March 16, 2000
----------------------------------------                                                 --------------------
     John W. A. Buyers                                                                           Date

/s/ JULIA ANN FROHLICH                                      Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Julia Ann Frohlich                                                                          Date

/s/ ROBERT A. FUHRMAN                                       Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Robert A. Fuhrman                                                                           Date

/s/ PAUL MULLIN GANLEY                                      Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Paul Mullin Ganley                                                                          Date

/s/ DAVID M. HAIG                                           Director                        March 16, 2000
----------------------------------------                                                 --------------------
     David M. Haig                                                                               Date

/s/ JOHN A. HOAG                                            Director                        March 16, 2000
----------------------------------------                                                 --------------------
     John A. Hoag                                                                                Date

/s/ BERT T. KOBAYASHI, JR.                                  Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Bert T. Kobayashi, Jr.                                                                      Date

/s/ MICHEL LARROUILH                                        Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Michel Larrouilh                                                                            Date

/s/ PIERRE MARIANI                                          Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Pierre Mariani                                                                              Date

/s/ YVES MARTRENCHAR                                        Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Yves Martrenchar                                                                            Date

/s/ FUJIO MATSUDA                                           Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Fujio Matsuda                                                                               Date

/s/ DON J. McGRATH                                         President,                       March 16, 2000
----------------------------------------             Chief Operating Officer              --------------------
     Don J. McGrath                                        & Director                            Date

/s/ RODNEY R. PECK                                          Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Rodney R. Peck                                                                              Date

/s/ JOEL SIBRAC                                           Vice Chairman                     March 16, 2000
----------------------------------------                   & Director                    --------------------
     Joel Sibrac                                                                                 Date



/s/ JOHN K. TSUI                                         Vice Chairman,                     March 16, 2000
----------------------------------------              Chief Credit Officer               --------------------
     John K. Tsui                                          & Director                            Date


/s/ JACQUES HENRI WAHL                                      Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Jacques Henri Wahl                                                                          Date

/s/ FRED C. WEYAND                                          Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Fred C. Weyand                                                                              Date

/s/ ROBERT C. WO                                            Director                        March 16, 2000
----------------------------------------                                                 --------------------
     Robert C. Wo                                                                                Date

/s/ HOWARD H. KARR                                  Executive Vice President                March 16, 2000
----------------------------------------            & Chief Financial Officer            --------------------
     Howard H. Karr                       (Principal financial and accounting officer)           Date

                                  EXHIBIT INDEX


      EXHIBIT
       NUMBER                               DESCRIPTION
       ------                               -----------


         3.1 Certificate of Incorporation of BancWest Corporation is incorporated by reference to Exhibit 3.1 of the Corporation's
                  Current Report on Form 8-K as filed with the SEC on November
                  5, 1998.

         3.2 Amended and Restated Bylaws of BancWest Corporation is incorporated by reference to Exhibit 3.2 of the Corporation's
                  Current Report on Form 8-K as filed with the SEC on November
                  5, 1998.

         4. Instruments defining rights of security holders, including indentures.

         4.1 Instruments with respect to long-term debt not filed herewith will be furnished to the commission upon its request.

         4.2      Indenture, dated as of August 9, 1993, between First Hawaiian,
                  Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1993 as filed with the SEC.

         4.3      Indenture, dated as of June 30, 1997, between First Hawaiian,
                  Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation's Registration
                  Statement on Form S-4 as filed with the SEC on October 17, 1997.

         4.4      Standstill and Governance Agreement between First Hawaiian,
                  Inc. and Banque Nationale de Paris, dated as of November 1,
                  1998, is incorporated by reference to Exhibit 4.1 to the Corporation's Current Report on Form 8-K as filed with the SEC on November 5, 1998.

         4.5      Registration Rights Agreements between First Hawaiian, Inc.
                  and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to the Corporation's Current
                  Report on Form 8-K as filed with the SEC on November 5, 1998.

         10.      Material contracts

         10.1     Lease Agreement, dated as of December 1, 1993, between
                  REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.

         10.2     Ground Lease, dated as of December 1, 1993, among First
                  Hawaiian Center Limited Partnership, FH Center, Inc. and
                  REFIRST, Inc. is incorporated by reference to Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as filed with the SEC.



         10.3     Stock Incentive Plan of First Hawaiian, Inc., dated as of
                  November 22, 1991, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended
                  June 30, 1998 as filed with the SEC.*

         10.4 Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended
                  June 30, 1998 as filed with the SEC.*

         10.5 First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.*

         10.6     Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive
                  Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation's Form 10-K for the fiscal year ended December 31, 1998.*

         10.7 First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.*

         10.8 First Hawaiian, Inc. Incentive Plan for Key Executives, is incorporated by reference to Exhibit 10 to the Corporation's
                  Form 10-Q for the quarterly period ended June 30, 1998 as filed with the SEC.*

         10.9     Amendment to First Hawaiian, Inc. Incentive Plan for Key
                  Executives adopted October 15, 1998, filed herewith.*

         10.10    IPKE Award Policy for Certain Executives adopted February
                  28, 2000, filed herein.*

         10.11 Directors' Retirement Plan, effective as of January 1, 1992, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June
                  30, 1998 as filed with the SEC.*

         10.12 First Hawaiian, Inc. 1998 Stock Incentive Plan, effective as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended
                  June 30, 1998 as filed with the SEC.*

         10.13 Sierra Tahoe Bancorp amended 1988 Stock Option Plan, incorporated by reference to Exhibit A of SierraWest Bancorp
                  Proxy Statement for its August 16, 1995 annual meeting of shareholders (File No. 001-11611).*


         10.14 SierraWest Bancorp 1996 Stock Option Plan, as amended, incorporated by reference to Exhibit 99.1 of Registration
                  Statement on Form S-8 (Registration No. 333-13031) filed by
                  SierraWest Bancorp on September 30, 1996.*

         10.15 Continental Pacific Bank 1990 Amended Stock Option Plan, incorporated by reference to Exhibit 4.1 of Registration
                  Statement on Form S-8 (Registration No. 333-51733) filed by
                  SierraWest Bancorp on May 4, 1998.*

         10.16    California Community Bancshares Corporation 1993 Amended and
                  Restated Stock Option Plan, incorporated by reference to
                  Exhibit 4.2 of Registration Statement on Form S-8
                  (Registration No. 333-51733) filed by SierraWest Bancorp on
                  May 4, 1998.*

         10.17    Employment Agreement between Don J. McGrath and the
                  Corporation, effective November 1, 1998.*

         10.18 BancWest Corporation Umbrella Trust(TM) Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for
                  BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed
                  November 23, 1999, filed herewith.*

         10.19 BancWest Corporation Split-Dollar Plan For Executives, effective January 1, 1999, filed herewith.*

         10.20 Sublease made as of November 1, 1993, between Bank of the West and Banque Nationale de Paris, is incorporated by reference to
                  Exhibit 10.19 to the Corporation's Form 10-K for the fiscal year ended December 31, 1998.

                  *Management contract or compensatory plan or arrangement.

         12.      Statement re: computation of ratios.

         13.      Annual report to security holders - Corporation's Annual
                  Report 1999.

         21.      Subsidiaries of the registrant.

         23.      Consent of independent accountants.

         27.      Financial data schedule.