Form 10-Q
period 2000-03-21
BANCWEST CORP/HI
filed 2000-05-12
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (Mark One)

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                          Commission file number 0-7949

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

                               Yes [X]     No [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of April 28, 2000 was:

                  Class                                Outstanding
    -------------------------------------           -----------------
        Common Stock, $1.00 Par Value               70,103,431 Shares
    Class A Common Stock, $1.00 Par Value           54,539,936 Shares

================================================================================

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                 Page
                                                                                       ---------
         Consolidated Balance Sheets at March 31, 2000, December 31,
            1999 and March 31, 1999                                                      2 - 3
         Consolidated Statements of Income for the three months ended
            March 31, 2000 and 1999                                                        4
         Consolidated Statements of Changes in Stockholders' Equity for
            the three months ended March 31, 2000 and 1999                                 5
         Consolidated Statements of Cash Flows for the three months ended
            March 31, 2000 and 1999                                                        6
         Notes to Consolidated Financial Statements                                      7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                9 - 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       22

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                 23

SIGNATURES                                                                                24

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                      MARCH 31,      December 31,      March 31,
                                                                                        2000            1999              1999
                                                                                    ------------     ------------     ------------
                                                                                                    (in thousands)
ASSETS
Cash and due from banks                                                             $    750,349     $    809,961     $    651,201
Interest-bearing deposits in other banks                                                 245,510            9,135          520,686
Federal funds sold and securities purchased
    under agreements to resell                                                           217,359           71,100           66,400
Investment securities:
    Held-to-maturity                                                                     125,890          142,868          283,660
    Available-for-sale                                                                 2,086,309        1,868,003        1,364,132
Loans and leases:
    Loans and leases                                                                  12,856,475       12,524,039       12,190,948
    Less allowance for credit losses                                                     162,666          161,418          159,488
                                                                                    ------------     ------------     ------------
Net loans and leases                                                                  12,693,809       12,362,621       12,031,460
                                                                                    ------------     ------------     ------------
Premises and equipment                                                                   279,757          281,665          280,545
Customers' acceptance liability                                                            1,133            1,039            1,819
Core deposit intangible                                                                   62,878           65,092           71,732
Goodwill                                                                                 619,281          613,620          629,960
Other real estate owned and repossessed
    personal property                                                                     26,505           28,429           33,970
Other assets                                                                             419,507          427,489          335,971
                                                                                    ------------     ------------     ------------
TOTAL ASSETS                                                                        $ 17,528,287     $ 16,681,022     $ 16,271,536
                                                                                    ============     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Domestic:
      Noninterest-bearing demand                                                    $  1,709,303     $  1,577,042     $  1,557,741
      Interest-bearing demand                                                            292,980          315,786          291,562
      Savings                                                                          5,263,710        4,921,146        4,977,728
      Time                                                                             5,822,645        5,825,330        5,292,010
    Foreign                                                                              237,780          238,648          242,219
                                                                                    ------------     ------------     ------------
Total deposits                                                                        13,326,418       12,877,952       12,361,260
                                                                                    ------------     ------------     ------------
Federal funds purchased and securities sold
    under agreements to repurchase                                                       603,965          485,088          870,856
Other short-term borrowings                                                                5,336           18,889            7,278
Acceptances outstanding                                                                    1,133            1,039            1,819
Other liabilities                                                                        659,275          653,532          513,129
Long-term debt                                                                           962,041          701,792          646,977
Guaranteed preferred beneficial interests
    in Company's junior subordinated debentures                                          100,000          100,000          100,000
                                                                                    ------------     ------------     ------------
TOTAL LIABILITIES                                                                   $ 15,658,168     $ 14,838,292     $ 14,501,319
                                                                                    ------------     ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, CONTINUED (Unaudited)

                                                                                      MARCH 31,      December 31,      March 31,
                                                                                        2000            1999              1999
                                                                                    ------------     ------------     ------------
                                                                                                    (in thousands)
Stockholders' equity:
   Preferred stock - par value $1 per share,
      Authorized and unissued - 50,000,000 shares at March 31, 2000,
           December 31, 1999 and March 31, 1999                                     $         --     $         --     $         --
    Class A common stock - par value $1 per share,
      Authorized - 75,000,000 shares at March 31, 2000, December 31, 1999 and
           March 31, 1999
      Issued - 54,539,936, 51,629,536 and 25,814,768 shares at March 31, 2000,
           December 31, 1999 and March 31, 1999, respectively                             54,540           51,630           25,815
    Common stock - par value $1 per share,
      Authorized - 200,000,000 shares at March 31, 2000, December 31, 1999 and
           March 31, 1999
      Issued - 72,530,010, 75,418,850 and 37,562,614 shares at March 31, 2000,
           December 31, 1999 and March 31, 1999, respectively                             72,530           75,419           37,563
    Surplus                                                                            1,124,682        1,124,512        1,183,769
    Retained earnings                                                                    666,931          638,687          567,082
    Accumulated other comprehensive income                                               (10,977)          (9,873)           5,693
    Treasury stock, at cost - 2,433,765, 2,437,556 and 1,610,773 shares of common stock at March 31, 2000, December 31, 1999 and
      March 31, 1999, respectively                                                       (37,587)         (37,645)         (49,705)
                                                                                    ------------     ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                             1,870,119        1,842,730        1,770,217
                                                                                    ------------     ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 17,528,287     $ 16,681,022     $ 16,271,536
                                                                                    ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------
                                                         2000                1999
                                                     ------------        -------------
                                                      (in thousands, except number of
                                                         shares and per share data)
INTEREST INCOME
Interest and fees on loans                           $    234,145        $     220,273
Lease financing income                                     30,654               27,026
Interest on investment securities:
      Taxable interest income                              33,262               24,628
      Exempt from Federal income taxes                        275                  275
Other interest income                                       3,051                4,463
                                                     ------------        -------------
      Total interest income                               301,387              276,665
                                                     ------------        -------------
INTEREST EXPENSE
Deposits                                                   99,498               87,873
Short-term borrowings                                       8,964                9,111
Long-term debt                                             13,653               11,309
                                                     ------------        -------------
      Total interest expense                              122,115              108,293
                                                     ------------        -------------
      Net interest income                                 179,272              168,372
Provision for credit losses                                12,930               10,225
                                                     ------------        -------------
      Net interest income after provision for
        credit losses                                     166,342              158,147
                                                     ------------        -------------
NONINTEREST INCOME
Trust and investment services income                        9,060                8,544
Service charges on deposit accounts                        16,992               16,228
Other service charges and fees                             17,988               15,805
Securities losses, net                                         --                  (12)
Other                                                       5,997                6,253
                                                     ------------        -------------
      Total noninterest income                             50,037               46,818
                                                     ------------        -------------
NONINTEREST EXPENSE
Salaries and wages                                         45,338               45,425
Employee benefits                                          13,847               12,780
Occupancy expense                                          15,357               15,080
Equipment expense                                           7,186                7,845
Outside services                                           12,039               11,370
Intangible amortization                                     9,140                8,930
Merger-related charges                                         --                  786
Other                                                      28,670               28,152
                                                     ------------        -------------
      Total noninterest expense                           131,577              130,368
                                                     ------------        -------------
Income before income taxes                                 84,802               74,597
Provision for income taxes                                 35,371               32,091
                                                     ------------        -------------
NET INCOME                                           $     49,431        $      42,506
                                                     ============        =============

PER SHARE DATA(1) :
      BASIC EARNINGS                                 $        .40        $         .34
                                                     ============        =============
      DILUTED EARNINGS                               $        .40        $         .34
                                                     ============        =============
      CASH DIVIDENDS                                 $        .17        $         .15
                                                     ============        =============
AVERAGE SHARES OUTSTANDING(1)                         124,629,350          123,491,580
                                                     ============        =============

(1) Per share data and average shares outstanding were computed on a combined basis using average Class A common stock and common stock.

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                           Class A
                                           Common       Common                           Retained
                                            Stock        Stock           Surplus         Earnings
                                           -------      --------       -----------       ---------
                                                    (in thousands, except per share data)
Balance, December 31, 1999                 $51,630      $ 75,419       $ 1,124,512       $ 638,687
Comprehensive income:
    Net income                                  --            --                --          49,431
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                --            --                --              --
                                           -------      --------       -----------       ---------
    Comprehensive income                        --            --                --          49,431
                                           -------      --------       -----------       ---------
Conversion of common stock to
    Class A common stock                     2,910        (2,910)               --              --
Issuance of common stock                        --            21               172              --
Incentive Plan for Key Executives               --            --                (2)             --
Cash dividends ($.17 per share)                 --            --                --         (21,187)
                                           -------      --------       -----------       ---------
Balance, March 31, 2000                    $54,540      $ 72,530       $ 1,124,682       $ 666,931
                                           =======      ========       ===========       =========

Balance, December 31, 1998                 $25,815      $ 37,538       $ 1,183,274       $ 543,755
Comprehensive income:
    Net income                                  --            --                --          42,506
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                --            --                --              --
                                           -------      --------       -----------       ---------
    Comprehensive income                        --            --                --          42,506
                                           -------      --------       -----------       ---------
Issuance of common stock                        --            25               552              --
Incentive Plan for Key Executives               --            --               (57)             --
Issuance of treasury stock under
    Stock Incentive Plan                        --            --                --              --
Cash dividends ($.15 per share)                 --            --                --         (19,179)
                                           -------      --------       -----------       ---------
Balance, March 31, 1999                    $25,815      $ 37,563       $ 1,183,769       $ 567,082
                                           =======      ========       ===========       =========

                                             Accumulated
                                                Other
                                            Comprehensive    Treasury
                                                Income         Stock            Total
                                            -------------    ---------       -----------
(in thousands, except per share data)
Balance, December 31, 1999                     $ (9,873)      $(37,645)      $ 1,842,730
Comprehensive income:
    Net income                                       --             --            49,431
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                 (1,104)            --            (1,104)
                                               --------       --------       -----------
    Comprehensive income                         (1,104)            --            48,327
                                               --------       --------       -----------
Conversion of common stock to
    Class A common stock                             --             --                --
Issuance of common stock                             --             --               193
Incentive Plan for Key Executives                    --             58                56
Cash dividends ($.17 per share)                      --             --           (21,187)
                                               --------       --------       -----------
Balance, March 31, 2000                        $(10,977)      $(37,587)      $ 1,870,119
                                               ========       ========       ===========

Balance, December 31, 1998                     $  6,228       $(50,454)      $ 1,746,156
Comprehensive income:
    Net income                                       --             --            42,506
    Unrealized valuation adjustment,
      net of tax and reclassification
      adjustment                                   (535)            --              (535)
                                               --------       --------       -----------
    Comprehensive income                           (535)            --            41,971
                                               --------       --------       -----------
Issuance of common stock                             --             --               577
Incentive Plan for Key Executives                    --             55                (2)
Issuance of treasury stock under
    Stock Incentive Plan                             --            694               694
Cash dividends ($.15 per share)                      --             --           (19,179)
                                               --------       --------       -----------
Balance, March 31, 1999                        $  5,693       $(49,705)      $ 1,770,217
                                               ========       ========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------
                                                                               2000               1999
                                                                            ----------         ----------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   49,431         $   42,506
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                             12,930             10,225
        Depreciation and amortization                                           17,767             16,519
        Income taxes                                                            35,122             29,138
        Increase in interest receivable                                         (7,653)            (2,035)
        Increase (decrease) in interest payable                                (12,630)             1,710
        Increase in prepaid expenses                                            (4,384)            (5,399)
        Merger-related charges                                                      --                786
        Other                                                                   (5,476)           (24,369)
                                                                            ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       85,107             69,081
                                                                            ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
      in other banks                                                          (236,375)          (246,045)
   Net decrease (increase) in Federal funds sold and
      securities purchased under agreements to resell                         (146,259)               100
   Proceeds from maturity of held-to-maturity
      investment securities                                                     16,978             23,169
   Purchase of held-to-maturity investment securities                               --            (15,907)
   Proceeds from maturity of available-for-sale
      investment securities                                                    226,515            196,276
   Purchase of available-for-sale investment securities                       (446,654)          (102,104)
   Proceeds from sale of available-for-sale
      investment securities                                                         --             21,828
   Net increase in loans and leases to customers                              (347,553)          (219,433)
   Purchase of premises and equipment                                           (4,305)            (1,013)
   Other                                                                          (167)            (6,518)
                                                                            ----------         ----------
NET CASH USED IN INVESTING ACTIVITIES                                         (937,820)          (349,647)
                                                                            ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                    448,466            317,210
   Net increase (decrease) in Federal funds purchased and securities
      sold under agreements to repurchase                                      118,877            (19,039)
   Net decrease in other short-term borrowings                                 (13,553)           (25,694)
   Proceeds from long-term debt, net                                           260,249             12,609
   Cash dividends paid                                                         (21,187)           (19,179)
   Proceeds from issuance of common stock                                          193                396
   Proceeds from issuance of treasury stock                                         56                692
                                                                            ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      793,101            266,995
                                                                            ----------         ----------
NET DECREASE IN CASH AND DUE FROM BANKS                                        (59,612)           (13,571)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                 809,961            664,772
                                                                            ----------         ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                    $  750,349         $  651,201
                                                                            ==========         ==========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                            $  134,745         $  106,437
                                                                            ==========         ==========
   Income taxes paid                                                        $      249         $    2,953
                                                                            ==========         ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Loans converted into other real estate owned and
      repossessed personal property                                         $    5,383         $    3,786
                                                                            ==========         ==========
   Loans made to facilitate the sale of other real estate owned             $    1,948         $    1,563
                                                                            ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of BancWest Corporation and Subsidiaries (the "Company" or "we/our") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of significant accounting policies:

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

    RECLASSIFICATIONS AND RESTATEMENTS

    Certain amounts in the consolidated financial statements for 1999 have been reclassified to conform with the 2000 presentation. In addition, the consolidated financial statements for all periods presented have been restated to include the results of operations, financial position, and changes in cash flows for the acquisition of SierraWest Bancorp, which was accounted for as a pooling of interests. See Note 6. Such reclassifications and restatements had no material effect on the consolidated net income as previously reported.

2.  NEW PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the Company's consolidated financial statements.

3.  COMMON STOCK INFORMATION

    In the fourth quarter of 1999, our Board of Directors approved a two-for-one stock split of the total issued shares of our common stock and Class A common stock. In addition, the stock split increased the number of treasury shares. The stock split did not cause any changes in the $1 par value per share of the common stock, the $1 par value per share of Class A common stock or in total stockholders' equity. All per share information has been restated to reflect the stock split and has been computed to include both common and Class A common shares.

    The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share for the periods indicated:

                                                                  THREE MONTHS ENDED MARCH 31,
                                  --------------------------------------------------------------------------------------------
                                                       2000                                             1999
                                  --------------------------------------------     -------------------------------------------
                                    INCOME        AVERAGE SHARES     PER SHARE       Income        Average Shares    Per Share
                                  (NUMERATOR)      (DENOMINATOR)       AMOUNT      (Numerator)      (Denominator)      Amount
                                  -----------     --------------     ---------     -----------     --------------    ---------
                                                   (in thousands, except number of shares and per share data)
Basic:
    Net income                      $49,431         124,629,350         $.40         $42,506         123,491,580         $.34
Effect of dilutive securities -
    Stock Incentive
     Plan options                        --              48,144           --              --             936,262           --
                                    -------         -----------         ----         -------         -----------         ----
Diluted:
    Net income and
     assumed conversions            $49,431         124,677,494         $.40         $42,506         124,427,842         $.34
                                    -------         -----------         ----         -------         -----------         ----

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  IMPAIRED LOANS

    The following table summarizes impaired loan information as of and for the three months ended March 31, 2000 and 1999 and as of and for the year ended December 31, 1999:

                                                         March 31, 2000  December 31, 1999  March 31, 1999
                                                         --------------  -----------------  --------------
                                                                          (in thousands)
Impaired loans                                               $90,590          $ 95,421          $113,826
Impaired loans with related allowance for credit
    losses calculated under SFAS No. 114                     $76,150          $ 72,258          $ 81,556
Total allowance for credit losses on impaired loans          $15,319          $ 15,833          $ 19,545
Average impaired loans                                       $93,005          $107,948          $110,489
Interest income recognized on impaired loans                 $   562          $  4,349          $     78

    Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the terms of the original loan agreement. Not all impaired loans are necessarily placed on nonaccrual status; for example, restructured loans performing under restructured terms beyond a specific period may be classified as accruing, but may still be deemed impaired. Impaired loans without a related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

5.  MERGER WITH BANCWEST CORPORATION AND RELATED MATTERS

     On November 1, 1998, we consummated the merger (the "BancWest Merger") of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI"). FHI, the surviving corporation of the BancWest Merger, changed its name to BancWest Corporation on November 1, 1998.

    We recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.527 million in 1998. In connection with recording these costs, a liability of $11.302 million was recorded in 1998, of which $4.698 million remained accrued as of December 31, 1999. In the first quarter of 2000, this liability was reduced by $495,000 related to excess leased commercial properties. As of March 31, 2000, $3.941 million related to excess leased commercial properties and $262,000 in other restructuring, merger-related and other nonrecurring costs remained accrued.

    On July 19, 1999, we announced plans to consolidate our three existing data centers into a single data center in Honolulu. The consolidation is being accomplished through a facilities management contract with a service provider assuming management of First Hawaiian's existing information technology center. As a result of this consolidation effort, we recorded pre-tax restructuring and other nonrecurring costs of $6.854 million in the third quarter of 1999. Those costs are comprised of $3.777 million for the write-off of capitalized information technology costs, $1.454 million for employee severance costs and $1.623 million in other nonrecurring costs. At December 31, 1999, the amount of the outstanding liability relating to these costs was $2.618 million. During the first quarter of 2000, $358,000 in other nonrecurring costs were paid, further reducing this liability. At March 31, 2000, the remaining amounts accrued for restructuring and other nonrecurring costs related to the consolidation of data centers were $1.454 million for employee severance cost and $806,000 for other nonrecurring costs.

6.  MERGER WITH SIERRAWEST BANCORP

    On July 1, 1999, we completed our acquisition of SierraWest Bancorp ("SierraWest"). SierraWest and its subsidiary, SierraWest Bank, were merged into Bank of the West, resulting in the issuance of approximately 4.40 million shares (pre-split basis) of our common stock to the shareholders of SierraWest. The acquisition was accounted for using the pooling-of-interests method of accounting. In this report, we have restated all historical financial information presented to include SierraWest. No material adjustments were required to be recorded to conform SierraWest's accounting policies with ours.

    In connection with the SierraWest merger, we recorded pre-tax restructuring, merger-related and other nonrecurring costs of $10.680 million in 1999. These costs were comprised of $3.358 million in severance and other employee benefits, $1.648 million in equipment and occupancy expense, $4.219 million in expenses for legal and other professional services and $1.455 million in other nonrecurring costs. As of December 31, 1999, $949,000 of these costs remained accrued. During the first quarter of 2000, we paid $345,000 in accrued severance and other employee benefits, further reducing this liability. At March 31, 2000, approximately $337,000 of severance and other employee benefits and approximately $267,000 in other restructuring, merger-related and other nonrecurring costs remained accrued.

7.  UTAH AND IDAHO BRANCH ACQUISITION

    In January 2000, we agreed to acquire 68 branches in Utah and Idaho that were being divested as part of a planned merger between Zions Bancorporation and First Security Corporation. The acquisition was contingent upon the completion of the merger between Zions and First Security, which did not gain approval by the shareholders of Zions Bancorporation and was therefore not consummated. In the second quarter of 2000, BancWest received $5.0 million in termination fees called for in the agreements with Zions and First Security, which is expected to exceed the costs incurred by BancWest in the cancelled acquisition.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  OPERATING SEGMENTS

    As of March 31, 2000, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily on the Mainland United States. The First Hawaiian segment operates primarily in the State of Hawaii.

    The financial results of our operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company's consolidated financial statements. We evaluate the performance of these segments and allocate resources to them based on net interest income and net income. There are no material intersegment revenues.

    The tables below present information about the Company's operating segments as of and for the three months ended March 31, 2000 and 1999, respectively.

                                             THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------------------------
                              BANK
                              OF THE     FIRST                  RECONCILING   CONSOLIDATED
                              WEST      HAWAIIAN     OTHER         ITEMS         TOTALS
                             -------    --------    -------     -----------   ------------
                                                       (in millions)
2000
NET INTEREST INCOME          $   102     $   79     $    (2)      $    --        $   179
NET INCOME                        25         26          (2)           --             49
SEGMENT ASSETS                10,171      7,334       2,806        (2,783)        17,528

1999
Net interest income          $    92     $   78     $    (2)      $    --        $   168
Net income                        20         24          (1)           --             43
Segment assets                 8,856      7,342       2,525        (2,451)        16,272

The reconciling items in the tables above are primarily intercompany eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained in this filing are forward-looking statements involving risks and uncertainties that could cause our actual results to differ materially from those discussed in the statements. Readers should carefully consider these risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to:
(1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) the extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) matters relating to the integration of the business of the Company, the former BancWest Corporation, and SierraWest Bancorp, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (10) other items discussed below; and (11) management's ability to manage these risks. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                  2000                 1999
                                                                                 -------              -------
                                                                                     (dollars in thousands,
                                                                                     except per share data)
EARNINGS AND DIVIDENDS:
Net income                                                                       $49,431              $42,506
Operating earnings(1)                                                             49,431               43,262
Cash earnings(2)                                                                  57,612               50,582
Operating cash earnings(1),(2)                                                    57,612               51,338
Cash dividends                                                                    21,187               19,179
PER SHARE DATA(3):
Diluted:
      Earnings                                                                   $   .40              $   .34
      Operating earnings(1)                                                          .40                  .35
      Cash earnings(2)                                                               .46                  .41
      Operating cash earnings(1),(2)                                                 .46                  .41
Cash dividends                                                                       .17                  .15
Book value (at March 31)                                                           15.00                14.33
Market price (NYSE close at March 31)                                              19.75                21.25
SELECTED FINANCIAL RATIOS:
Return on average total assets (ROA)                                                1.18%                1.09%
Return on average total assets (ROA)(1)                                             1.18                 1.10
Return on average tangible assets(1),(4)                                            1.44                 1.37
Return on average stockholders' equity (ROE)                                       10.74                 9.81
Return on average stockholders' equity (ROE)(1)                                    10.74                 9.98
Return on average tangible stockholders' equity(1),(4)                             19.92                19.81
Net interest margin (taxable-equivalent basis)                                      4.82                 4.84
Allowance for credit losses to total loans and leases (at March 31)                 1.27                 1.31
Nonperforming assets to total assets (at March 31)                                   .70                  .80
Allowance for credit losses to nonperforming loans and leases (at March 31)        168.4                166.2

(1) Excluding after-tax SierraWest merger-related costs of $756,000 in the first quarter of 1999.

(2) Excluding amortization of goodwill and core deposit intangible.

(3) All per share data have been calculated to include both common and Class A common shares and have been adjusted to give retroactive effect to the two-for-one stock split in the fourth quarter of 1999.

(4) Defined as operating cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and core deposit intangible.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the first three months of 2000 to the same period in 1999:

                                                 2000         1999      % Change
                                                -------      -------    --------
                                                          (in thousands)
Net income                                      $49,431      $42,506      16.3%
Operating earnings(1)                            49,431       43,262      14.3
Cash earnings(2)                                 57,612       50,582      13.9
Operating cash earnings(1),(2)                   57,612       51,338      12.2

----------

(1) Excluding after-tax SierraWest merger-related costs.

(2) Excluding amortization of goodwill and core deposit intangibles.

The increases in net income, operating earnings, cash earnings and operating cash earnings were primarily due to higher revenues, with net interest income increasing by 6.5%, or $10.900 million, and noninterest income increasing by 6.9%, or $3.219 million. Revenues increased mainly because of the growth in loan volumes in the Mainland United States. We also increased net income and operating earnings by containing noninterest expense to an increase of 1.5%, or $1.995 million, excluding merger-related charges. Including merger-related charges, noninterest expense increased by .9%, or $1.209 million.

The following table compares diluted earnings, operating earnings, cash earnings and operating cash earnings per share for the first three months of 2000 compared to the same period in 1999. All per share data have been calculated to include both common and Class A common shares and have been adjusted to give retroactive effect to the two-for-one stock split in the fourth quarter of 1999:

                                                   2000       1999     % Change
                                                   ----       ----     --------
Diluted earnings                                   $.40       $.34       17.6%
Diluted operating earnings(1)                       .40        .35       14.3
Diluted cash earnings(2)                            .46        .41       12.2
Diluted operating cash earnings(1),(2)              .46        .41       12.2

----------

(1) Excluding after-tax SierraWest merger-related costs.

(2) Excluding amortization of goodwill and core deposit intangibles.

All per share earnings for the first three months of 2000 increased over the same period in 1999 due to higher net income and operating earnings in 2000.

The table below compares the return on average total assets, the return on average tangible assets, the return on average stockholders' equity and the return on average tangible stockholders' equity for the first three months of 2000 to the same period in 1999. All ratios are computed excluding after-tax SierraWest merger-related and other nonrecurring costs. The return on average tangible assets and the return on average tangible stockholders' equity are defined as cash earnings as a percentage of average total assets and average stockholders' equity minus average goodwill and core deposit intangibles, respectively.

                                                     2000      1999      % Change
                                                    ------    ------     --------
Return on average total assets                        1.18%     1.10%       7.3%
Return on average tangible assets                     1.44      1.37        5.1
Return on average stockholders' equity               10.74      9.98        7.6
Return on average tangible stockholders' equity      19.92     19.81         .6

The increases in the return on average total assets, average tangible assets, average stockholders' equity and average tangible stockholders' equity were a result of the higher profitability of our assets and stockholders' equity, with revenues increasing at a higher pace than expenses for the first three months of 2000 compared to the same period in 1999.

NET INTEREST INCOME

The following table compares net interest income on a taxable-equivalent basis for the first three months of 2000, to the same period in 1999:

                                              2000           1999     % Change
                                            --------       --------   --------
                                                       (in thousands)
Net interest income                         $179,437       $168,521      6.5%

The increase in net interest income in the first three months of 2000 over the same period in 1999 was primarily due to a 14-basis-point rise (1% equals 100 basis points) in the yield on average earning assets and an increase in average earning assets of 6.1%, or $859.386 million, in the first three months of 2000, partially offset by a 16-basis-point increase in the rate paid on funding sources.

The following table compares the net interest margin for the first three months of 2000, to the same period in 1999:

                                                                         Change
                                              2000         1999       (basis points)
                                              ----         ----       --------------
Yield on average earning assets               8.10%        7.96%            14
Rate paid on funding sources                  3.28         3.12             16
Net interest margin                           4.82         4.84             (2)

The decrease in the net interest margin was primarily due to a 16-basis-point increase in the rate paid on funding sources, partially offset by a 14-basis-point increase in the yield on average earning assets. The slight drop in the net interest margin in the first three months of 2000 from the same period in 1999 can be primarily attributed to the increasing interest rate environment, spurred by the five interest rate hikes by the Federal Reserve Bank. Due to the composition of our balance sheet, the rise in interest rates has caused certain interest rate sensitive liabilities to reprice faster than certain interest rate sensitive assets. Therefore, the rise in our rate paid on funding sources has slightly outpaced the increase in our yield on average earning assets. In addition, lower yielding investment securities and other earning assets, besides loans, comprised a greater portion of average earning assets at March 31, 2000 than they did at March 31, 1999.

                                         2000               1999         % Change
                                      -----------       -----------      --------
                                                       (in thousands)
Average earning assets                $14,971,015       $14,111,629         6.1%
Average loans and leases               12,655,332        12,071,948         4.8
Average interest-bearing
    deposits and liabilities           12,760,089        11,901,872         7.2

The increase in average earning assets was primarily due to increases in average loans and leases and investment securities.

The increase in average loans was primarily due to the growth of our Bank of the West operating segment loan and lease portfolio. Significant increases in consumer loan and lease financing volumes reflect the continued economic strength of the Northern California and Pacific Northwest regions.

The increase in average interest-bearing deposits and liabilities was primarily due to an increase in interest-bearing deposits. Expansion of our customer deposit base and more time deposits primarily from our Bank of the West operating segment contributed to the increase.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable-equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2000 and 1999) to make them comparable with taxable items before any income taxes are applied.

                                                                      THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------------------------------------
                                                                2000                                 1999
                                                 --------------------------------      ---------------------------------
                                                               INTEREST                               Interest
                                                    AVERAGE    INCOME/    YIELD/         Average      Income/    Yield/
ASSETS                                              BALANCE    EXPENSE    RATE(1)        Balance      Expense    Rate(1)
                                                 ------------  --------   -------      -----------   --------    -------
                                                                           (dollars in thousands)
Earning assets:
   Interest-bearing deposits
     in other banks                              $    121,108  $  1,634    5.43%       $   231,102   $  2,939      5.16%
   Federal funds sold and
     securities purchased
     under agreements to
     resell                                            97,694     1,417    5.83            129,677      1,524      4.77
   Investment securities                            2,096,881    33,701    6.46          1,678,902     25,044      6.05
   Loans and leases(2),(3)                         12,655,332   264,800    8.42         12,071,948    247,307      8.31
                                                 ------------  --------                -----------   --------
     Total earning assets                          14,971,015   301,552    8.10         14,111,629    276,814      7.96
                                                               --------                              --------
Nonearning assets                                   1,849,425                            1,771,290
                                                 ------------                          -----------

     Total assets                                $ 16,820,440                          $15,882,919
                                                 ============                          ===========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits
   and liabilities:
   Deposits                                      $ 11,240,776  $ 99,498    3.56%       $10,353,172   $ 87,873      3.44%
   Short-term borrowings                              648,935     8,964    5.56            801,293      9,111      4.61
   Long-term debt and
     capital securities                               870,378    13,653    6.31            747,407     11,309      6.14
                                                 ------------  --------                -----------   --------
     Total interest-bearing
         deposits and
         liabilities                               12,760,089   122,115    3.85         11,901,872    108,293      3.69
                                                               --------    ----                      --------      ----
     Interest rate spread                                                  4.25%                                   4.27%
                                                                           ====                                    ====
Noninterest-bearing demand
   deposits                                         1,573,349                            1,726,583
Other liabilities                                     636,630                              497,137
                                                 ------------                          -----------
     Total liabilities                             14,970,068                           14,125,592

Stockholders' equity                                1,850,372                            1,757,327
                                                 ------------                          -----------
     Total liabilities and
         stockholders' equity                    $ 16,820,440                          $15,882,919
                                                 ============                          ===========
     Net interest income
         and margin on
         earning assets                                         179,437    4.82%                      168,521      4.84%
                                                                           ====                                    ====
Tax equivalent adjustment                                           165                                   149
                                                               --------                              --------
     Net interest income                                       $179,272                              $168,372
                                                               ========                              ========

----------

(1) Annualized.

(2) Nonaccruing loans and leases have been included in computations of average loan balances.

(3) Interest income for loans included loan fees of $7,357 and $8,713 for 2000 and 1999, respectively.

INVESTMENT SECURITIES

HELD-TO-MATURITY

The following table presents the amortized cost, unrealized gains and losses, and fair values of held-to-maturity investment securities as of the dates indicated:

                                  MARCH 31,        December 31,       March 31,
                                    2000              1999               1999
                                  ---------        -----------        ---------
                                                (in thousands)
Amortized cost                    $ 125,890         $ 142,868         $ 283,660
Unrealized gains                         --                 2               589
Unrealized losses                    (4,357)           (3,768)             (764)
                                  ---------         ---------         ---------
Fair value                        $ 121,533         $ 139,102         $ 283,485
                                  =========         =========         =========

Held-to-maturity investment securities decreased by $16.978 million, or 11.9%, compared to December 31, 1999 and by $157.770 million, or 55.6%, compared to March 31, 1999, principally due to maturities of the investment securities.

AVAILABLE-FOR-SALE

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:

                               MARCH 31,         December 31,        March 31,
                                 2000               1999                1999
                              -----------        -----------        -----------
                                               (in thousands)
Amortized cost                $ 2,102,916        $ 1,882,265        $ 1,353,559
Unrealized gains                    8,968              5,413             12,656
Unrealized losses                 (25,575)           (19,675)            (2,083)
                              -----------        -----------        -----------
Fair value                    $ 2,086,309        $ 1,868,003        $ 1,364,132
                              ===========        ===========        ===========

Gross realized gains and losses on available-for-sale investment securities for the three months ended March 31, 2000 and 1999 were as follows:

                                                               2000        1999
                                                               ----        ----
                                                                (in thousands)
Realized gains                                                 $ --        $  1
Realized losses                                                  --         (13)
                                                               ----        ----
Securities gains (losses), net                                 $ --        $(12)
                                                               ====        ====

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at March 31, 2000, December 31, 1999 and March 31, 1999:

                                                MARCH 31, 2000      December 31, 1999       March 31, 1999
                                            --------------------   --------------------  --------------------
                                               AMOUNT       %         Amount       %       Amount        %
                                            -----------   ------   -----------   ------  -----------   ------
                                                                 (dollars in thousands)
Commercial, financial and agricultural      $ 2,386,466    18.6%   $ 2,212,757    17.7%  $ 2,250,655    18.5%

Real estate:
     Commercial                               2,459,271     19.1     2,466,822     19.7    2,382,486    19.5
     Construction                               402,837      3.1       408,078      3.3      442,578     3.6
     Residential:
         Insured, guaranteed or
           conventional                       1,900,634     14.8     1,915,516     15.3    2,065,671    17.0
         Home equity credit lines               442,883      3.4       447,273      3.5      464,547     3.8
                                            -----------   ------   -----------   ------  -----------   -----
         Total real estate loans              5,205,625     40.4     5,237,689     41.8    5,355,282    43.9
                                            -----------   ------   -----------   ------  -----------   -----
Consumer                                      3,093,137     24.1     2,987,347     23.8    2,733,660    22.4
Lease financing                               1,825,224     14.2     1,738,048     13.9    1,483,556    12.2
Foreign                                         346,023      2.7       348,198      2.8      367,795     3.0
                                            -----------   ------   -----------   ------  -----------   -----
         Total loans and leases              12,856,475    100.0%   12,524,039    100.0%  12,190,948   100.0%
                                                          ======                 ======                =====
Less allowance for credit losses                162,666                161,418               159,488
                                            -----------            -----------           -----------
         Total net loans and leases         $12,693,809            $12,362,621           $12,031,460
                                            ===========            ===========           ===========
Total loans and leases to:

         Total assets                                       73.3%                  75.1%                74.9%
         Total earning assets                               83.7%                  86.6%                85.5%
         Total deposits                                     96.5%                  97.3%                98.6%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At March 31, 2000, total loans and leases were $12.856 billion, representing increases of 2.7% and 5.5% over December 31, 1999 and March 31, 1999, respectively. The increase from March 31, 2000 as compared to March 31, 1999, was primarily due to increases in consumer loans and lease financing, primarily in our Bank of the West operating segment. The increase was partially offset by decreases in real estate - residential loans and certain consumer loans in our First Hawaiian operating segment.

Commercial, financial and agricultural loans as of March 31, 2000 increased $173.709 million, or 7.9%, over December 31, 1999, and increased $135.811 million, or 6.0%, over March 31, 1999. Although the Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, during the three months ended March 31, 2000, overall loan volume in the First Hawaiian operating segment continued to decline, although the Hawaii economy is slowly rebounding. The credit extensions on the Mainland United States account for the majority of the increase in loan and lease balances and the geographic and industry diversification.

Insured, guaranteed or conventional residential real estate loans decreased $14.882 million, or .8%, from December 31, 1999, and decreased $165.037 million, or 8.0%, from March 31, 1999. The rising interest rate environment, which has resulted in a decrease in the production of new loans and payoffs/paydowns are the primary reasons for the decrease from March 31, 1999 and December 31, 1999.

Consumer loans as of March 31, 2000 increased $105.790 million, or 3.5%, over December 31, 1999, and $359.477 million, or 13.2%, over March 31, 1999. Consumer loans consist primarily of direct and indirect automobile, credit card and unsecured financing. The increase in consumer loans at March 31, 2000 as compared to December 31, 1999 and March 31, 1999 was primarily a result of growth in our Bank of the West operating segment on the Mainland United States.

Lease financing as of March 31, 2000 increased $87.176 million, or 5.0%, over December 31, 1999, and $341.668 million, or 23.0%, over March 31, 1999. The increase in lease financing from March 31, 1999 was primarily due to an increase in the automobile lease portfolio in our Bank of the West operating segment. The increase in lease financing at March 31, 2000 as compared to December 31, 1999, was primarily due to increases on the Mainland United States and additional leveraged leases.

The Company's foreign loans are principally in Guam and Saipan. Foreign loans as of March 31, 2000 decreased $2.175 million, or .6%, compared to December 31, 1999, with approximately 99% domiciled in Guam and Saipan.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2000, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:

                                               THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------
                                               2000                   1999
                                       -------------------    --------------------
                                         AVERAGE   AVERAGE      Average    Average
                                         BALANCE   RATE(1)      Balance    Rate(1)
                                       ----------  -------    -----------  -------
                                                 (dollars in thousands)
Interest-bearing demand                $  315,217    1.60%    $   316,721   1.21%
Savings                                  5,074,011   1.82        4,698,383   2.01
Time                                     5,851,548   5.18        5,338,068   4.84
                                       -----------            ------------
   Total interest-bearing deposits      11,240,776   3.56       10,353,172   3.44

Noninterest-bearing demand               1,573,349     --        1,726,583     --
                                       -----------            ------------
   Total deposits                      $12,814,125   3.12%    $ 12,079,755   2.95%
                                       ===========            ============

(1) Annualized.

Average interest-bearing deposits for the first three months of 2000 increased $887.604 million, or 8.6%, over the same period in 1999. The increase was due primarily to the growth in our customer deposit base, primarily in the Bank of the West operating segment and various deposit product programs initiated by the Company. In addition, time deposits increased due to our funding asset growth by utilizing negotiable and brokered time certificates. The increase in nearly all of the rates paid on deposits reflect the higher interest rate environment, caused primarily by rate hikes by the Federal Reserve Bank.

Average noninterest-bearing demand products decreased $153.234 million, or 8.9%, from March 31, 1999. The decrease was primarily due to the reclassification of certain portions of noninterest-bearing demand deposit accounts to the savings deposit category for reserve requirement purposes.

NONPERFORMING ASSETS

Nonperforming assets at March 31, 2000, December 31, 1999 and March 31, 1999 are as follows:

                                                                         MARCH 31,      December 31,      March 31,
                                                                           2000             1999             1999
                                                                         ---------      ------------      ---------
                                                                                    (dollars in thousands)
Nonperforming Assets:
      Nonaccrual:
         Commercial, financial and agricultural                          $ 15,852         $ 22,222         $ 18,372
         Real estate:
           Commercial                                                      29,217           25,790           25,394
           Construction                                                     2,151            2,990            1,004
           Residential:
              Insured, guaranteed or conventional                          17,789           18,174           11,395
              Home equity credit lines                                        728              940              633
                                                                         --------         --------         --------
                Total real estate loans                                    49,885           47,894           38,426
                                                                         --------         --------         --------
         Consumer                                                           1,634            1,625            2,490
         Lease financing                                                    5,210            3,391            2,355
         Foreign                                                            4,879            2,162            1,161
                                                                         --------         --------         --------
                Total nonaccrual loans and leases                          77,460           77,294           62,804
                                                                         --------         --------         --------
      Restructured:
         Commercial, financial and agricultural                             6,586            1,004            2,674
         Real estate:
           Commercial                                                       1,534            7,905           29,406
           Construction                                                     9,899           11,024               --
           Residential:
              Insured, guaranteed or conventional                           1,114            1,100            1,101
              Home equity credit lines                                         --               --               --
                                                                         --------         --------         --------
                Total real estate loans                                    12,547           20,029           30,507
                                                                         --------         --------         --------
                Total restructured loans and leases                        19,133           21,033           33,181
                                                                         --------         --------         --------
                Total nonperforming loans and leases                       96,593           98,327           95,985

      Other real estate owned and repossessed personal property            26,505           28,429           33,970
                                                                         --------         --------         --------
              Total nonperforming assets                                 $123,098         $126,756         $129,955
                                                                         ========         ========         ========
Past due loans and leases(1):
      Commercial, financial and agricultural                             $  2,906         $  1,280         $  2,236
      Real estate:
         Commercial                                                         4,181            1,436            8,900
         Construction                                                          --               --              408
         Residential:
           Insured, guaranteed or conventional                              6,576            7,751           21,472
           Home equity credit lines                                           606              575            1,561
                                                                         --------         --------         --------
              Total real estate loans                                      11,363            9,762           32,341
                                                                         --------         --------         --------
      Consumer                                                              2,433            2,043            4,137
      Lease financing                                                         116              113              190
      Foreign                                                               1,392            4,824            2,586
                                                                         --------         --------         --------
              Total past due loans and leases                            $ 18,210         $ 18,022         $ 41,490
                                                                         ========         ========         ========

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
      Excluding past due loans and leases                                     .96%            1.01%            1.06%
      Including past due loans and leases                                    1.10%            1.15%            1.40%

Nonperforming assets to total assets (end of period):
      Excluding past due loans and leases                                     .70%             .76%             .80%
      Including past due loans and leases                                     .81%             .87%            1.05%

(1) Represents loans and leases which are past due 90 days as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at March 31, 2000 were $123.098 million, or .96% of total loans and leases and other real estate owned and repossessed personal property ("OREO"), and .70% of total assets, as compared to 1.06% and .80%, respectively, at March 31, 1999.

Nonperforming assets at March 31, 2000 decreased by $6.857 million, or 5.3%, from March 31, 1999. The decrease was primarily attributable to decreases in restructured loans and leases and other real estate owned and repossessed personal property. The decrease in restructured loans and leases was primarily due to the transfer of a restructured real estate - commercial loan to OREO and the partial charge-off of a real estate - construction loan. The reduction in OREO was the result of increased sales of these properties, primarily in Hawaii, due to the strengthening economy. These decreases were partially offset by an increase in the real estate - commercial and real estate - residential components of nonaccrual loans and leases.

We generally place a loan or lease on nonaccrual status: (1) when management believes that collection of principal or income has become doubtful, (2) when a loan is first classified as impaired, or (3) when loans and leases are 90 days past due as to principal or income, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan or when other factors indicate that the borrower will shortly bring the loan current. The majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans. However, instead of placing certain past-due consumer loans and leases on nonaccrual status, we charge them off when they reach a predetermined delinquency status varying from 120 to 180 days, depending on product type (or earlier if we determine that the loan is uncollectible). When we place a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. When we receive a cash interest payment on a nonaccrual loan, we apply it as a reduction of the principal balance when we have doubts about the ultimate collection of the principal. Otherwise, we record such payments as income.

Nonaccrual loans and leases are generally returned to accrual status when they become: (1) current as to principal and interest, or (2) both well secured and in the process of collection.

Other than the loans listed in the table on page 15, at March 31, 2000, we were not aware of any significant potential problem loans where possible credit problems of the borrower causes us to seriously question the borrower's ability to repay the loan under existing terms.

Loans past due 90 days or more and still accruing totaled $18.210 million at March 31, 2000, a decrease of $23.280 million, or 56.1%, from March 31, 1999. All of the loans that are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

Hawaii has finally begun to show signs of recovery from the economic stagnation that plagued it through much of the 1990's. This improvement in Hawaii's economic condition is one of the factors that led to the decrease in nonperforming assets in the First Hawaiian operating segment. Also, the economies in California and the Pacific Northwest, the Bank of the West operating segment's primary areas of operation, continue to expand. These economic trends have helped to bring about the decline in nonperforming assets since March 31, 1999.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                 -------------------------------------
                                                                     2000                     1999
                                                                 ------------             ------------
                                                                       (dollars in thousands)
Loans and leases outstanding (end of period)                     $ 12,856,475             $ 12,190,948
                                                                 ============             ============
Average loans and leases outstanding                             $ 12,655,332             $ 12,071,948
                                                                 ============             ============
Allowance for credit losses summary:
   Balance at beginning of period                                $    161,418             $    158,294
                                                                 ------------             ------------
   Loans and leases charged off:
      Commercial, financial and agricultural                            1,983                    1,875
      Real estate:
         Commercial                                                       291                       84
         Construction                                                   1,185                       21
         Residential                                                    1,671                      904
      Consumer                                                          6,806                    6,853
      Lease financing                                                   2,209                    1,457
      Foreign                                                             312                       88
                                                                 ------------             ------------
         Total loans and leases charged off                            14,457                   11,282
                                                                 ------------             ------------
   Recoveries on loans and leases previously charged off:
      Commercial, financial and agricultural                              109                       95
      Real estate:
         Commercial                                                        17                       80
         Construction                                                       8                       18
         Residential                                                      309                      374
      Consumer                                                          1,616                    1,319
      Lease financing                                                     594                      360
      Foreign                                                             122                        5
                                                                 ------------             ------------
         Total recoveries on loans and leases
            previously charged off                                      2,775                    2,251
                                                                 ------------             ------------
         Net charge-offs                                              (11,682)                  (9,031)
                                                                 ------------             ------------
   Provision for credit losses                                         12,930                   10,225
                                                                 ------------             ------------
   Balance at end of period                                      $    162,666             $    159,488
                                                                 ============             ============
Net loans and leases charged off to average loans
   and leases                                                             .37%(1)                  .30%(1)
Net loans and leases charged off to allowance for
   credit losses                                                        28.88%(1)                22.96%(1)
Allowance for credit losses to total
   loans and leases (end of period)                                      1.27%                    1.31%
Allowance for credit losses to nonperforming
   loans and leases (end of period):
      Excluding 90 days past due
         accruing loans and leases                                      1.68X                    1.66x
      Including 90 days past due
         accruing loans and leases                                      1.42X                    1.16x

----------

(1) Annualized.

The provision for credit losses for the first three months of 2000 was $12.930 million, an increase of $2.705 million, or 26.5%, over the same period in 1999. The increase in the provision for credit losses for the first three months of 2000 over the same period in 1999 primarily reflects the larger loan portfolio resulting from our continued loan volume growth.

The provision for credit losses is based upon management's judgment as to the adequacy of the allowance for credit losses (the "Allowance") to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

Charge-offs were $14.457 million for the first three months of 2000, an increase of $3.175 million, or 28.1%, over the same period in 1999. The increase was primarily due to charge-offs of one real estate - construction loan, one real estate - commercial loan and several leases in the first three months of 2000, totaling $2.082 million.

For the first three months of 2000, recoveries increased to $2.775 million, or 23.3% over the same period in 1999. The increase in recoveries was primarily in consumer, leasing and foreign loan recoveries.

The Allowance increased to 1.68 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at March 31, 2000 from 1.66 times at March 31, 1999. The increase in the ratio is principally due to an increase in the Allowance as a result of the growth in our loan portfolio and a decrease in nonperforming loans and leases.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan and lease portfolio at March 31, 2000. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the first three months of 2000, as compared to the same period in 1999:

                                                  2000           1999      % Change
                                                 -------       -------     --------
                                                           (in thousands)
Trust and investment services income             $ 9,060       $ 8,544        6.0%
Service charges on deposit accounts               16,992        16,228        4.7
Other service charges and fees                    17,988        15,805       13.8
Securities losses, net                                 -           (12)       N/M
Other                                              5,997         6,253       (4.1)
                                                 -------       -------
    Total noninterest income                     $50,037       $46,818        6.9%
                                                 =======       =======

N/M - Not Meaningful.

As the table above shows in more detail, there was a 6.9% increase in noninterest income for the first three months of 2000, compared to the same period in 1999. Factors causing the increase were:

- A 6.0% increase in trust and investment services income, primarily due to higher annuity and mutual fund sales, reflecting our efforts to diversify our sources of revenue.

- A 4.7% increase in service charges on deposit accounts, primarily due to higher levels of deposits caused by the expansion of our customer deposit base in our Bank of the West operating segment.

- A 13.8% increase in other service charges and fees, primarily due to: (1) higher merchant services fees; (2) higher bank card fees; and (3) higher ATM convenience fee income.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the first three months of 2000 as compared to the same period in 1999:

                                             2000          1999      % Change
                                           --------      --------    --------
                                                      (in thousands)
Salaries and benefits                      $ 59,185      $ 58,205       1.7%
Occupancy expense                            15,357        15,080       1.8
Equipment expense                             7,186         7,845      (8.4)
Intangible amortization                       9,140         8,930       2.4
Merger-related charges                            -           786       N/M
Outside services                             12,039        11,370       5.9
Other                                        28,670        28,152       1.8
                                           --------      --------
    Total noninterest expense              $131,577      $130,368        .9%
                                           ========      ========

N/M - Not Meaningful.

As the table above shows in more detail, noninterest expense increased .9% for the first three months of 2000, compared to the same period in 1999. The small increases and decreases in almost every category of noninterest expense result from our efforts to contain expenses. We have sought to gain efficiencies through the consolidation of duplicative operations, the development of effective and efficient technological solutions and the elimination of services and related expenses not essential to our core business. The increase in outside services reflects the costs incurred under the facilities management agreement for the consolidation of our data centers.

INCOME TAXES

The Company's effective income tax rates (exclusive of the tax equivalent adjustment) for the first three months of 2000 was 41.7%, as compared to 43.0% for the same period in 1999. The decline in the effective tax rate was primarily due to higher tax credits from tax-advantaged investments.

LIQUIDITY AND CAPITAL

Stockholders' equity was $1.870 billion at March 31, 2000, an increase of 1.5% over $1.843 billion at December 31, 1999. Compared to March 31, 1999, stockholders' equity at March 31, 2000 increased by $99.902 million, or 5.6%. The increase was primarily due to net income for the respective periods.

Quantitative measures, as established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios (set forth in the table below, at March 31, 2000) of Tier 1 and Total Capital to risk-weighted assets, and of Tier 1 Capital to average assets (leverage).

                                                                  For Capital
                                   Actual                      Adequacy Purposes
                         --------------------------       ---------------------------
                             Amount          Ratio              Amount          Ratio
                         --------------      ------       -------------        ------
                         (in thousands)                   (in thousands)
Tier 1 Capital to
     Risk-Weighted
     Assets                $1,322,200          8.63%        $  612,884          4.00%
Total Capital to
     Risk-Weighted
     Assets                $1,584,866         10.34%        $1,225,767          8.00%
Tier 1 Capital to
     Average Assets        $1,322,200          8.18%        $  646,462          4.00%

Pursuant to applicable law and regulations, each of our depository institution subsidiaries have been notified by the Federal Deposit Insurance Corporation that each of them is deemed to be well-capitalized. To be well-capitalized, a bank must have a Tier 1 risk-based capital ratio of 6.00% or greater, a total risk-based capital ratio of 10.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure. Management believes that no conditions or events have occurred since the respective notifications to change the capital category of either of its depository institution subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 39 through 41) and "Notes to Consolidated Financial Statements" (pages 51 through 53) in the Financial Review section of the Company's Annual Report 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10            Amendment No. 3 to BancWest Corporation
                           Long-Term Incentive Plan approved March 16, 2000.*

     Exhibit 12            Statement regarding computation of ratios.

     Exhibit 27            Financial data schedule.

(b)  Reports on Form 8-K   None.

----------

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANCWEST CORPORATION
                                       (REGISTRANT)

Date  May 12, 2000                     By   /s/ HOWARD H. KARR
      ------------                          ------------------------------------
                                                HOWARD H. KARR
                                                EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

      EXHIBIT
      NUMBER                         DESCRIPTION
      ------                         -----------
        10        Amendment No. 3 to BancWest Corporation
                  Long-Term Incentive Plan approved March 16, 2000.*

        12        Statement regarding computation of ratios.

        27        Financial data schedule.

----------

* Management contract or compensatory plan or arrangement.