Form 10-Q
period 2000-06-30
BANCWEST CORP/HI
filed 2000-08-11
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q




         (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________to__________________.

                          Commission file number 0-7949

                              ---------------------

                              BANCWEST CORPORATION
             (Exact name of registrant as specified in its charter)

                              ---------------------

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

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


            The number of shares outstanding of each of the issuer's
                classes of common stock as of July 31, 2000 was:


                Class                                    Outstanding
-------------------------------------                 -----------------
    Common Stock, $1.00 Par Value                     68,615,403 Shares
Class A Common Stock, $1.00 Par Value                 56,074,874 Shares


================================================================================

                                                                                                            Page
                                                                                                           ------
PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets at June 30, 2000, December 31, 1999 and
                  June 30, 1999                                                                             2 - 3
           Consolidated Statements of Income for the three and six months ended
                  June 30, 2000 and 1999                                                                      4
           Consolidated Statements of Changes in Stockholders' Equity for the six months
                  ended June 30, 2000 and 1999                                                                5
           Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2000 and 1999                                                                      6
           Notes to Consolidated Financial Statements                                                       7 - 10

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                11 - 29

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         29

PART II.          OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                                30

Item 6.    Exhibits and Reports on Form 8-K                                                                   31

SIGNATURES                                                                                                    32

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS  (Unaudited)

                                                         JUNE 30,          December 31,       June 30,
                                                          2000                1999              1999
                                                       -----------        -----------        -----------
                                                                          (in thousands)
ASSETS
Cash and due from banks                                $   754,176        $   809,961        $   667,457
Interest-bearing deposits in other banks                   251,335              9,135            276,054
Federal funds sold and securities purchased
    under agreements to resell                             129,000             71,100            168,003
Investment securities:
    Held-to-maturity                                       109,201            142,868            208,492
    Available-for-sale                                   1,978,354          1,868,003          1,424,072
Loans and leases:
    Loans and leases                                    13,385,312         12,524,039         12,328,916
    Less allowance for credit losses                       169,340            161,418            160,433
                                                       -----------        -----------        -----------
Net loans and leases                                    13,215,972         12,362,621         12,168,483
                                                       -----------        -----------        -----------
Premises and equipment                                     273,611            281,665            280,155
Customers' acceptance liability                                887              1,039              1,463
Core deposit intangible                                     61,078             65,092             69,519
Goodwill                                                   612,355            613,620            623,244
Other real estate owned and repossessed
    personal property                                       27,800             28,429             32,462
Other assets                                               423,282            427,489            351,201
                                                       -----------        -----------        -----------
TOTAL ASSETS                                           $17,837,051        $16,681,022        $16,270,605
                                                       ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Domestic:
      Noninterest-bearing demand                       $ 1,672,734        $ 1,577,042        $ 1,418,423
      Interest-bearing demand                              300,170            315,786            289,083
      Savings                                            5,181,513          4,921,146          5,042,588
      Time                                               6,083,765          5,825,330          5,429,828
    Foreign                                                273,359            238,648            229,956
                                                       -----------        -----------        -----------
Total deposits                                          13,511,541         12,877,952         12,409,878
                                                       -----------        -----------        -----------
Federal funds purchased and securities sold
    under agreements to repurchase                         641,557            485,088            743,735
Other short-term borrowings                                  9,429             18,889              8,568
Acceptances outstanding                                        887              1,039              1,463
Other liabilities                                          689,210            653,532            509,951
Long-term debt                                             981,664            701,792            692,430
Guaranteed preferred beneficial interests
    in Company's junior subordinated debentures            100,000            100,000            100,000
                                                       -----------        -----------        -----------
TOTAL LIABILITIES                                      $15,934,288        $14,838,292        $14,466,025
                                                       -----------        -----------        -----------

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED  (Unaudited)

                                                                                 JUNE 30,       December 31,       June 30,
                                                                                   2000             1999             1999
                                                                               ------------     ------------     ------------
                                                                                               (in thousands)
Stockholders' equity:
    Preferred stock - par value $1 per share,
      Authorized and unissued - 50,000,000 shares at June 30, 2000,
        December 31, 1999 and June 30, 1999                                    $         --     $         --     $         --
    Class A common stock - par value $1 per share,
      Authorized - 75,000,000 shares at June 30, 2000,
        December 31, 1999 and June 30, 1999
      Issued - 56,074,874, 51,629,536 and 25,814,768 shares
        at June 30, 2000, December 31, 1999 and June 30, 1999, respectively          56,075           51,630           25,815
    Common stock - par value $1 per share,
      Authorized - 200,000,000 shares at June 30, 2000,
        December 31, 1999 and June 30, 1999
      Issued - 71,018,144, 75,418,850 and 37,562,614 shares at
        June 30, 2000, December 31, 1999 and June 30, 1999, respectively             71,018           75,419           37,563
    Surplus                                                                       1,124,783        1,124,512        1,186,258
    Retained earnings                                                               699,720          638,687          593,810
    Accumulated other comprehensive income                                          (11,546)          (9,873)             (75)
    Treasury stock, at cost - 2,414,185, 2,437,556 and 1,256,368 shares of common stock at June 30, 2000, December 31, 1999 and
      June 30, 1999, respectively                                                   (37,287)         (37,645)         (38,791)
                                                                               ------------     ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                        1,902,763        1,842,730        1,804,580
                                                                               ------------     ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 17,837,051     $ 16,681,022     $ 16,270,605
                                                                               ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------     -------------------------------
                                                                  2000               1999             2000              1999
                                                              -------------     -------------     -------------     -------------
                                                                   (in thousands, except number of shares and per share data)
INTEREST INCOME
Interest and fees on loans                                    $     250,438     $     220,958     $     484,583     $     441,231
Lease financing income                                               31,797            27,597            62,451            54,623
Interest on investment securities:
        Taxable interest income                                      35,377            23,698            68,639            48,326
        Exempt from Federal income taxes                                221               276               496               551
Other interest income                                                 6,426             5,509             9,477             9,972
                                                              -------------     -------------     -------------     -------------
        Total interest income                                       324,259           278,038           625,646           554,703
                                                              -------------     -------------     -------------     -------------
INTEREST EXPENSE
Deposits                                                            110,313            89,507           209,811           177,380
Short-term borrowings                                                10,652             7,925            19,616            17,036
Long-term debt                                                       16,565            11,863            30,218            23,172
                                                              -------------     -------------     -------------     -------------
        Total interest expense                                      137,530           109,295           259,645           217,588
                                                              -------------     -------------     -------------     -------------
        Net interest income                                         186,729           168,743           366,001           337,115
Provision for credit losses                                          16,250            13,345            29,180            23,570
                                                              -------------     -------------     -------------     -------------
        Net interest income after provision for
             credit losses                                          170,479           155,398           336,821           313,545
                                                              -------------     -------------     -------------     -------------
NONINTEREST INCOME
Service charges on deposit accounts                                  18,445            16,774            35,437            33,002
Trust and investment services income                                  8,723             8,274            17,783            16,818
Securities losses, net                                                  (31)               (8)              (31)              (20)
Other service charges and fees                                       18,480            18,090            36,468            33,895
Other                                                                12,591             6,491            18,588            12,744
                                                              -------------     -------------     -------------     -------------
        Total noninterest income                                     58,208            49,621           108,245            96,439
                                                              -------------     -------------     -------------     -------------
NONINTEREST EXPENSE
Salaries and wages                                                   45,219            45,830            90,557            91,255
Employee benefits                                                    13,914            13,796            27,761            26,576
Occupancy expense                                                    15,559            14,823            30,916            29,903
Outside services                                                     12,091             9,617            24,130            20,987
Intangible amortization                                               9,162             8,929            18,302            17,859
Equipment expense                                                     7,158             7,790            14,344            15,635
Stationery and supplies                                               5,074             5,409             9,779            11,134
Advertising and promotion                                             4,325             3,948             8,404             8,332
Merger-related charges                                                   --               632                --             1,418
Other                                                                22,941            19,937            42,827            37,980
                                                              -------------     -------------     -------------     -------------
        Total noninterest expense                                   135,443           130,711           267,020           261,079
                                                              -------------     -------------     -------------     -------------
Income before income taxes                                           93,244            74,308           178,046           148,905
Provision for income taxes                                           39,262            29,789            74,633            61,880
                                                              -------------     -------------     -------------     -------------
NET INCOME                                                    $      53,982     $      44,519     $     103,413     $      87,025
                                                              =============     =============     =============     =============

PER SHARE DATA(1) :
        BASIC EARNINGS                                        $         .43     $         .36     $         .83     $         .70
                                                              =============     =============     =============     =============
        DILUTED EARNINGS                                      $         .43     $         .36     $         .83     $         .70
                                                              =============     =============     =============     =============
        CASH DIVIDENDS                                        $         .17     $         .15     $         .34     $         .30
                                                              =============     =============     =============     =============

AVERAGE SHARES OUTSTANDING(1)                                   124,658,343       123,672,724       124,643,846       123,582,652
                                                              =============     =============     =============     =============

(1) Per share data and average shares outstanding were computed on a combined basis using average Class A common stock and common stock.

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                          Accumulated
                                           Class A                                            Other
                                           Common    Common                     Retained  Comprehensive  Treasury
                                            Stock     Stock        Surplus      Earnings      Income      Stock         Total
                                           -------   --------    -----------    --------- -------------  --------    -----------
                                                                 (in thousands, except per share data)
Balance, December 31, 1999                 $51,630   $ 75,419    $ 1,124,512    $ 638,687    $ (9,873)   $(37,645)   $ 1,842,730
Comprehensive income:
     Net income                                 --         --             --      103,413          --          --        103,413
     Unrealized valuation adjustment,
         net of tax and reclassification
         adjustment                             --         --             --           --      (1,673)         --         (1,673)
                                           -------   --------    -----------    ---------    --------    --------    -----------
     Comprehensive income                       --         --             --      103,413      (1,673)         --        101,740
                                           -------   --------    -----------    ---------    --------    --------    -----------
Conversion of common stock to
     Class A common stock                    4,445     (4,445)            --           --          --          --             --
Issuance of common stock                        --         44            305           --          --          --            349
Incentive Plan for Key Executives               --         --             (2)          --          --          58             56
Issuance of treasury stock under
     Stock Incentive Plan                       --         --            (32)          --          --         300            268
Cash dividends ($.34 per share)                 --         --             --      (42,380)         --          --        (42,380)
                                           -------   --------    -----------    ---------    --------    --------    -----------
BALANCE, JUNE 30, 2000                     $56,075   $ 71,018    $ 1,124,783    $ 699,720    $(11,546)   $(37,287)   $ 1,902,763
                                           =======   ========    ===========    =========    ========    ========    ===========

Balance, December 31, 1998                 $25,815   $ 37,538    $ 1,183,274    $ 543,755    $  6,228    $(50,454)   $ 1,746,156
Comprehensive income:
     Net income                                 --         --             --       87,025          --          --         87,025
     Unrealized valuation adjustment,
         net of tax and reclassification
         adjustment                             --         --             --           --      (6,303)         --         (6,303)
                                           -------   --------    -----------    ---------    --------    --------    -----------
     Comprehensive income                       --         --             --       87,025      (6,303)         --         80,722
                                           -------   --------    -----------    ---------    --------    --------    -----------
Issuance of common stock                        --         25          3,061           --          --      10,808         13,894
Incentive Plan for Key Executives               --         --             --           --          --         (63)           (63)
Issuance of treasury stock under
     Stock Incentive Plan                       --         --            (77)          --          --         918            841
Cash dividends ($.30 per share)                 --         --             --      (36,970)         --          --        (36,970)
                                           -------   --------    -----------    ---------    --------    --------    -----------
Balance, June 30, 1999                     $25,815   $ 37,563    $ 1,186,258    $ 593,810    $    (75)   $(38,791)   $ 1,804,580
                                           =======   ========    ===========    =========    ========    ========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------
                                                                               2000              1999
                                                                            -----------        ---------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $   103,413        $  87,025
    Adjustments to reconcile net income to net cash
         provided by operating activities:
            Provision for credit losses                                          29,180           23,570
            Net (gain) loss on disposition of assets                             (1,218)           1,277
            Depreciation and amortization                                        35,570           32,804
            Income taxes                                                         53,938           46,920
            Increase in interest receivable                                     (10,454)          (4,534)
            Decrease in interest payable                                        (11,266)          (4,025)
            Increase in prepaid expenses                                         (7,602)         (11,437)
            Merger-related charges                                                   --            1,418
            Other                                                                 8,725          (34,284)
                                                                            -----------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       200,286          138,734
                                                                            -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in interest-bearing deposits
         in other banks                                                        (242,200)           2,401
    Net increase in Federal funds sold and
         securities purchased under agreements to resell                        (57,900)        (101,503)
    Proceeds from maturity of held-to-maturity
         investment securities                                                   33,667          121,467
    Purchase of held-to-maturity investment securities                               --          (39,037)
    Proceeds from maturity of available-for-sale
         investment securities                                                  324,264          365,307
    Purchase of available-for-sale investment securities                       (444,418)        (346,696)
    Proceeds from sale of available-for-sale
         investment securities                                                    7,025           27,828
    Net increase in loans and leases to customers                              (890,120)        (389,998)
    Purchase of premises and equipment                                           (4,381)          (6,495)
    Other                                                                          (771)          (1,529)
                                                                            -----------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                        (1,274,834)        (368,255)
                                                                            -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                    633,589          367,006
    Net increase (decrease) in Federal funds purchased and securities
         sold under agreements to repurchase                                    156,454         (146,160)
    Net decrease in other short-term borrowings                                  (9,445)         (24,404)
    Proceeds from long-term debt, net                                           279,872           58,062
    Cash dividends paid                                                         (42,380)         (36,970)
    Proceeds from issuance of common stock                                          349              922
    Proceeds from issuance of treasury stock                                        324           13,750
                                                                            -----------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,018,763          232,206
                                                                            -----------        ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                              (55,785)           2,685
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                  809,961          664,772
                                                                            -----------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   754,176        $ 667,457
                                                                            ===========        =========

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                           $   270,911        $ 221,613
                                                                            ===========        =========
    Income taxes paid                                                       $    20,695        $  14,960
                                                                            ===========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Loans converted into other real estate owned and
         repossessed personal property                                      $    10,792        $   7,580
                                                                            ===========        =========
    Loans made to facilitate the sale of other real estate owned            $     3,203        $   3,366
                                                                            ===========        =========

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

        RECLASSIFICATIONS AND RESTATEMENTS

        Certain amounts in the 1999 consolidated financial statements were reclassified in certain respects to conform to the 2000 presentation. Such reclassifications did not have a material effect on the consolidated financial statements.

        In addition, consolidated financial statements for all periods presented have been restated to include the results of operations, financial position and cash flows for the 1999 acquisition of SierraWest Bancorp, which was accounted for as a pooling of interests. See Note 6.


2.      NEW PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal quarters of all fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 addresses certain issues relating to the implementation of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, is not expected to have a material effect on the Company's financial statements.


3.      COMMON STOCK INFORMATION

        In the fourth quarter of 1999, our Board of Directors approved a two-for-one stock split of the total issued shares of our common stock and Class A common stock. In addition, the stock split increased the number of treasury shares. The stock split did not cause any changes in the $1 par value per share of the common stock, the $1 par value per share of the Class A common stock or in total consolidated stockholders' equity. All per share information has been restated for the stock split and has been computed to include both common and Class A common shares.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share for the periods indicated:

                                                                     THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------
                                                               2000                               1999
                                             ------------------------------------- -------------------------------------
                                               INCOME     AVERAGE SHARES PER SHARE   Income    Average Shares  Per Share
                                             (NUMERATOR)   (DENOMINATOR)   AMOUNT  (Numerator)  (Denominator)   Amount
                                             -----------  -------------- --------- ----------- --------------  ---------
                                                       (in thousands, except number of shares and per share data)
Basic:
     Net income                                 $53,982     124,658,343     $.43     $44,519     123,672,724     $.36
Effect of dilutive securities -
     Stock Incentive
       Plan options                                  --         353,956       --          --         671,361       --
                                                -------     -----------     ----     -------     -----------     ----
Diluted:
     Net income and
       assumed conversions                      $53,982     125,012,299     $.43     $44,519     124,344,085     $.36
                                                =======     ===========     ====     =======     ===========     ====

                                                                      SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------
                                                               2000                               1999
                                             ------------------------------------- -------------------------------------
                                               INCOME     AVERAGE SHARES PER SHARE   Income    Average Shares  Per Share
                                             (NUMERATOR)   (DENOMINATOR)   AMOUNT  (Numerator)  (Denominator)   Amount
                                             -----------  -------------- --------- ----------- --------------  ---------
                                                       (in thousands, except number of shares and per share data)
Basic:
     Net income                                 $103,413     124,643,846     $.83     $87,025     123,582,652     $.70
Effect of dilutive securities -
     Stock Incentive
       Plan options                                   --         201,202       --          --         805,356       --
                                                --------     -----------     ----     -------     -----------     ----
Diluted:
     Net income and
       assumed conversions                      $103,413     124,845,048     $.83     $87,025     124,388,008     $.70
                                                ========     ===========     ====     =======     ===========     ====

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.      IMPAIRED LOANS

        The following table summarizes impaired loan information as of and for the six months ended June 30, 2000 and 1999 and as of and for the year ended December 31, 1999:

                                                             JUNE 30, 2000  December 31, 1999  June 30, 1999
                                                                -------         --------         --------
                                                                             (in thousands)
    Impaired loans                                              $87,574         $ 95,421         $111,783
    Impaired loans with related allowance for credit
       losses calculated under SFAS No. 114                     $80,207         $ 72,258         $ 77,446
    Total allowance for credit losses on impaired loans         $15,066         $ 15,833         $ 19,875
    Average impaired loans                                      $91,186         $107,948         $110,327
    Interest income recognized on impaired loans                $ 1,682         $  4,349         $    444

        We consider loans to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the terms of the original loan agreement. Not all impaired loans are necessarily placed on nonaccrual status; for example, restructured loans performing under restructured terms beyond a specific period may be classified as accruing, but may still be deemed impaired. Impaired loans without a related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

5.      MERGER WITH BANCWEST CORPORATION AND RELATED MATTERS

        On November 1, 1998, we consummated the merger (the "BancWest Merger") of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI"). FHI, the surviving corporation of the BancWest Merger, changed its name to BancWest Corporation on November 1, 1998.

        We recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.527 million in 1998. In connection with recording these costs, a liability of $11.302 million was recorded in 1998, of which $4.698 million remained accrued as of December 31, 1999. During the first six months of 2000, this liability was reduced by $984,100 related to excess leased commercial properties. As of June 30, 2000, $3.452 million related to excess leased commercial properties and $262,000 in other restructuring, merger-related and other nonrecurring costs remained accrued and unpaid.

        On July 19, 1999, we announced plans to consolidate our three existing data centers into a single data center in Honolulu. The consolidation is being accomplished through a facilities management contract with a service provider assuming management of First Hawaiian's existing information technology center. As a result of this consolidation effort, we recorded pre-tax restructuring and other nonrecurring costs of $6.854 million in the third quarter of 1999. Those costs were comprised of $3.777 million for the write-off of capitalized information technology costs, $1.454 million for employee severance costs and $1.623 million for other nonrecurring costs. At December 31, 1999, the amount of the outstanding liability relating to these costs was $2.618 million. During the first six months of 2000, $878,000 in other nonrecurring costs and $272,000 for employee severance were paid, further reducing this liability. At June 30, 2000, the remaining amounts accrued and unpaid for restructuring and other nonrecurring costs related to the consolidation of data centers were $1.182 million for employee severance costs and $286,000 for other nonrecurring costs.

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

        In connection with the SierraWest merger, we recorded pre-tax restructuring, merger-related and other nonrecurring costs of $10.680 million in 1999. These costs were comprised of $3.358 million in severance and other employee benefits, $1.648 million in equipment and occupancy expense, $4.219 million in expenses for legal and other professional services and $1.455 million in other nonrecurring costs. As of December 31, 1999, $949,000 of these costs remained accrued. During the first six months of 2000, we paid $411,000 in accrued severance and other employee benefits and $267,000 in other restructuring, merger-related and other nonrecurring costs, further reducing this liability. At June 30, 2000, approximately $271,000 of severance and other employee benefits remained accrued and unpaid.

7.      TERMINATION OF BRANCH ACQUISITION AGREEMENTS

        In January 2000, we agreed to acquire branches being divested as part of a now cancelled merger between Zions Bancorporation and First Security Corporation. In the second quarter of 2000, BancWest received $5.0 million in termination fees called for in the agreements with Zions and First Security. During the second quarter of 2000, we recognized approximately $3.0 million in costs related to the cancelled branch acquisitions.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.      OPERATING SEGMENTS

        As of June 30, 2000, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily on the mainland United States. The First Hawaiian segment operates primarily in the State of Hawaii.

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

        The tables below present information about the Company's operating segments as of or for the three and six months ended June 30, 2000 and 1999, respectively.

                                                 THREE MONTHS ENDED JUNE 30,
                            --------------------------------------------------------------------------
                             BANK
                            OF THE          FIRST                        RECONCILING      CONSOLIDATED
                             WEST          HAWAIIAN         OTHER           ITEMS            TOTALS
                            -------        --------        -------       -----------      ------------
                                                        (in millions)
2000
NET INTEREST INCOME         $   105         $   83         $    (1)            $--          $   187
NET INCOME                       28             28              (2)             --               54
SEGMENT ASSETS               10,530          7,389           2,865          (2,947)          17,837

1999
Net interest income         $    94         $   77         $    (2)            $--          $   169
Net income                       22             24              (1)             --               45
Segment assets                9,113          7,098           2,590          (2,530)          16,271


                                                   SIX MONTHS ENDED JUNE 30,
                            --------------------------------------------------------------------------
                             BANK
                            OF THE          FIRST                        RECONCILING      CONSOLIDATED
                             WEST          HAWAIIAN         OTHER           ITEMS            TOTALS
                            -------        --------        -------       -----------      ------------
                                                        (in millions)
2000
NET INTEREST INCOME         $   207         $  162         $    (3)            $--          $   366
NET INCOME                       53             54              (4)             --              103
SEGMENT ASSETS               10,530          7,389           2,865          (2,947)          17,837

1999
Net interest income         $   186         $  155         $    (4)            $--          $   337
Net income                       42             48              (2)             (1)              87
Segment assets                9,113          7,098           2,590          (2,530)          16,271

The reconciling items in the tables above are primarily inter-company eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. BancWest's forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) matters relating to the integration of BancWest's business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (10) our reliance on third parties to provide certain critical services, including data processing; (11) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies; (12) technological changes; (13) other risks and uncertainties discussed in this document or detailed from time to time in other Securities and Exchange Commission filings that we make, including our 1999 Annual Report on Form 10-K; and (14) management's ability to manage risks that result from these and other factors.

BancWest's forward-looking statements are based on management's current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

BANCWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------          -------------------------------
(dollars in thousands, except per share data)             2000                 1999                 2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS:
Net income                                             $    53,982          $    44,519          $   103,413         $    87,025
Operating earnings(1)                                  $    53,982          $    45,121          $   103,413         $    88,383
Cash earnings(2)                                       $    62,169          $    52,595          $   119,781         $   103,177
Operating cash earnings(1),(2)                         $    62,169          $    53,197          $   119,781         $   104,535
Cash dividends                                         $    21,193          $    17,791          $    42,380         $    36,970
PER SHARE DATA(3):
Diluted:
       Earnings                                        $       .43          $       .36          $       .83         $       .70
       Operating earnings(1)                           $       .43          $       .36          $       .83         $       .71
       Cash earnings(2)                                $       .50          $       .42          $       .96         $       .83
       Operating cash earnings(1),(2)                  $       .50          $       .43          $       .96         $       .84
Cash dividends                                         $       .17          $       .15          $       .34         $       .30
Book value (at June 30)                                                                          $     15.26         $     14.52
Market price (NYSE close at June 30)                                                             $     16.44         $     18.56
SELECTED FINANCIAL RATIOS:
Return on average total assets (ROA)                                                                    1.21%               1.09%
Operating return on average total assets
  (ROA)(1)                                                                                              1.21%               1.11%
Return on average tangible assets(1),(4)                                                                1.46%               1.37%
Return on average stockholders' equity
  (ROE)                                                                                                11.14%               9.92%
Operating return on average stockholders'
  equity (ROE)(1)                                                                                      11.14%              10.08%
Return on average tangible stockholders'
  equity(1),(4)                                                                                        20.35%              19.75%
Net interest margin (taxable-equivalent basis)                                                          4.80%               4.77%
Allowance for credit losses to total loans and
  leases (at June 30)                                                                                   1.27%               1.30%
Nonperforming assets to total assets
  (at June 30)                                                                                           .69%                .82%
Allowance for credit losses to nonperforming
  loans and leases (at June 30)                                                                       179.0%              159.4%

(1) Excluding after-tax SierraWest merger-related costs of $756,000 and $602,000 in the first and second quarter of 1999, respectively.

(2) Excluding amortization of goodwill and core deposit intangibles.

(3) All per share data have been calculated to include both common shares and Class A common shares and have been adjusted to give retroactive effect to the two-for-one stock of these shares split in the fourth quarter of 1999.

(4) Defined as operating cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and core deposit intangibles.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the three and six months ended June 30, 2000 to the same periods in 1999:

     SIX MONTHS ENDED JUNE 30,                          2000             1999           % Change
                                                      --------         --------         --------
                                                                    (in thousands)
              Net income                              $103,413         $ 87,025             18.8%
              Operating earnings(1)                    103,413           88,383             17.0
              Cash earnings(2)                         119,781          103,177             16.1
              Operating cash earnings(1),(2)           119,781          104,535             14.6

     THREE MONTHS ENDED JUNE 30,

              Net income                              $ 53,982         $ 44,519             21.3%
              Operating earnings(1)                     53,982           45,121             19.6
              Cash earnings(2)                          62,169           52,595             18.2
              Operating cash earnings(1),(2)            62,169           53,197             16.9

(1) Excluding after-tax SierraWest merger-related costs.

(2) Excluding amortization of goodwill and core deposit intangibles.

The increases in net income, operating earnings, cash earnings and operating cash earnings for the first six months of 2000 compared to the same period in 1999 were primarily due to higher revenues, with net interest income increasing by 8.6%, or $28.886 million, and noninterest income increasing by 5.8%, or $5.588 million, excluding the $5.0 million in termination fees relating to the termination of our agreement to acquire branches from Zions Bancorporation and First Securities Corporation and a gain on sale of surplus property of $1.218 million in the second quarter of 2000. Revenues increased mainly because of the growth in loan volumes in the mainland United States, higher net interest margin and increased noninterest income. We also increased net income and operating earnings by containing noninterest expense to an increase of 2.2%, or $5.786 million, for the first six months of 2000 compared to the same period in 1999, excluding merger-related charges and nonrecurring expenses of approximately $3.0 million related to the cancelled branch acquisition in 2000 and $1.277 million for the charitable donation of a recreational center in the second quarter of 1999. Including merger-related charges, noninterest expense increased by 1.7%, or $4.368 million.

The following table shows diluted earnings, operating earnings, cash earnings and operating cash earnings per share for the three and six months ended June 30, 2000 compared to the same periods in 1999. All per share data have been calculated to include both common and Class A common shares and have been adjusted to give retroactive effect to the two-for-one stock split in the fourth quarter of 1999:

                                                        2000         1999       % Change
                                                        ----         ----         ----
SIX MONTHS ENDED JUNE 30,
         Diluted earnings                               $.83         $.70         18.6%
         Diluted operating earnings(1)                   .83          .71         16.9
         Diluted cash earnings(2)                        .96          .83         15.7
         Diluted operating cash earnings(1),(2)          .96          .84         14.3

THREE MONTHS ENDED JUNE 30,
         Diluted earnings                               $.43         $.36         19.4%
         Diluted operating earnings(1)                   .43          .36         19.4
         Diluted cash earnings(2)                        .50          .42         19.0
         Diluted operating cash earnings(1),(2)          .50          .43         16.3

(1) Excluding after-tax SierraWest merger-related costs.

(2) Excluding amortization of goodwill and core deposit intangibles.

All per share earnings for the three and six months ended June 30, 2000 increased over the same periods in 1999, due to higher net income and operating earnings in 2000.

The table below compares the return on average total assets, the return on average tangible assets, the return on average stockholders' equity and the return on average tangible stockholders' equity for the first six months of 2000 to the same period in 1999. The return on average tangible assets is defined as cash earnings as a percentage of average total tangible assets. The return on average tangible stockholders' equity is defined as cash earnings as a percentage of average stockholders' equity minus average goodwill and core deposit tangibles.

                                                            2000           1999          % Change
                                                            -----          -----          -----
Return on average total assets                               1.21%          1.09%          11.0%
Operating return on average total assets(1)                  1.21           1.11            9.0
Return on average tangible assets(1)                         1.46           1.37            6.6
Return on average stockholders' equity                      11.14           9.92           12.3
Operating return on average stockholders' equity(1)         11.14          10.08           10.5
Return on average tangible stockholders' equity(1)          20.35          19.75            3.0

        (1) Ratios are computed excluding after-tax SierraWest merger-related and other nonrecurring costs.

The increases in the return on average total assets, average tangible assets, average stockholders' equity and average tangible stockholders' equity were a result of the higher profitability of our assets and stockholders' equity, with revenues increasing at a faster pace than expenses for the first six months of 2000 compared to the same period in 1999.

NET INTEREST INCOME

The following table compares net interest income on a taxable-equivalent basis for the three and six months ended June 30, 2000 to the same periods in 1999:

     SIX MONTHS ENDED JUNE 30,                 2000              1999           % Change
                                              --------         --------         --------
                                                    (in thousands)
                  Net interest income         $366,269         $337,408              8.6%

     THREE MONTHS ENDED JUNE 30,

                  Net interest income         $186,832         $168,887             10.6%

The increase in net interest income in the first six months of 2000 over the same period in 1999 was primarily due to a 37-basis-point rise (1% equals 100 basis points) in the yield on average earning assets and an increase in average earning assets of 7.4%, or $1.062 billion, in the first six months of 2000, partially offset by a 34-basis-point increase in the rate paid on funding sources.

The increase in net interest income for the three months ended June 30, 2000 over the same period in 1999 was primarily due to a 57-basis-point rise (1% equals 100 basis points) in the yield on average earning assets and an increase in average earning assets of 8.8%, or $1.267 billion, for the three months ended June 30, 2000, partially offset by a 48-basis-point increase in the rate paid on funding sources.

The following table compares net interest margin for the three and six months ended June 30, 2000 to the same periods in 1999:

SIX MONTHS ENDED JUNE 30,                                                       Change
                                                     2000          1999      (basis points)
                                                     ----          ----      --------------
             Yield on average earning assets         8.21%         7.84%           37
             Rate paid on funding sources            3.41          3.07            34
             Net interest margin                     4.80          4.77             3

THREE MONTHS ENDED JUNE 30,

             Yield on average earning assets         8.31%         7.74%           57
             Rate paid on funding sources            3.52          3.04            48
             Net interest margin                     4.79          4.70             9


The increase in the net interest margin was primarily due to increases in the yield on average earning assets, partially offset by increases in the rate paid on funding sources. Both the yield on average earning assets and the rate paid on funding sources reflect the cumulative effect through June 30, 2000 of the six interest rate increases by the Federal Reserve Bank in the past 12 months.


     SIX MONTHS ENDED JUNE 30,                            2000                 1999             % Change
                                                       -----------         -----------         -----------
                                                                (in thousands)
                  Average earning assets               $15,330,954         $14,268,630                 7.4%
                  Average loans and leases              12,906,009          12,209,301                 5.7
                  Average interest-bearing
                      deposits and liabilities          13,064,316          12,194,573                 7.1

     THREE MONTHS ENDED JUNE 30,

                  Average earning assets               $15,690,894         $14,423,905                 8.8%
                  Average loans and leases              13,156,686          12,345,144                 6.6
                  Average interest-bearing
                      deposits and liabilities          13,368,543          12,484,057                 7.1

The increase in average earning assets was primarily due to increases in average loans and leases and investment securities. The increase in average loans was primarily due to the growth of our Bank of the West operating segment's loan and lease portfolio. Significant increases in consumer loan and lease financing volumes reflect the continued economic strength of the Northern California and Pacific Northwest regions.

The increase in average interest-bearing deposits and liabilities was primarily due to an increase in interest-bearing deposits. Expansion of our customer deposit base and more time deposits, primarily from our Bank of the West operating segment, contributed to the increase.

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


                                                                        THREE MONTHS ENDED JUNE 30,
                                   -----------------------------------------------------------------------------------------------
                                                       2000                                                1999
                                   ----------------------------------------------      -------------------------------------------
                                                    INTEREST                                          Interest
                                     AVERAGE         INCOME/           YIELD/            Average       Income/          Yield/
ASSETS                               BALANCE         EXPENSE          RATE (1)           Balance       Expense         Rate (1)
                                   -----------     -----------     --------------      -----------     --------     --------------
                                                                         (dollars in thousands)
     Earning assets:
       Interest-bearing deposits
           in other banks          $   310,738     $     5,065               6.56%     $   303,989     $  3,874               5.11%
       Federal funds sold and
           securities purchased
           under agreements to
           resell                       85,235           1,361               6.42          140,236        1,635               4.68
       Investment securities         2,138,235          35,700               6.72        1,634,536       24,115               5.92
       Loans and leases (2),(3)     13,156,686         282,236               8.63       12,345,144      248,558               8.08
                                   -----------     -----------                         -----------     --------
           Total earning assets     15,690,894         324,362               8.31       14,423,905      278,182               7.74
                                                   -----------                                         --------
       Nonearning assets             1,849,715                                           1,773,961
                                   -----------                                         -----------
           Total assets            $17,540,609                                         $16,197,866
                                   ===========                                         ===========


                                                                         SIX MONTHS ENDED JUNE 30,
                                   -----------------------------------------------------------------------------------------------
                                                         2000                                            1999
                                   -------------------------------------------      ----------------------------------------------
                                                   INTEREST                                          Interest
                                     AVERAGE        INCOME/         YIELD/            Average         Income/          Yield/
ASSETS                               BALANCE        EXPENSE        RATE (1)           Balance         Expense         Rate (1)
                                   -----------     --------     --------------      -----------     -----------     --------------
                                                                       (dollars in thousands)
     Earning assets:
       Interest-bearing deposits
           in other banks          $   215,923     $  6,699               6.24%     $   267,747     $     6,809               5.13%
       Federal funds sold and
           securities purchased
           under agreements to
           resell                       91,465        2,778               6.11          134,986           3,163               4.73
       Investment securities         2,117,557       69,401               6.59        1,656,596          49,159               5.98
       Loans and leases (2),(3)     12,906,009      547,036               8.52       12,209,301         495,865               8.19
                                   -----------     --------                         -----------     -----------
           Total earning assets     15,330,954      625,914               8.21       14,268,630         554,996               7.84
                                                   --------                                         -----------
       Nonearning assets             1,849,570                                        1,772,633
                                   -----------                                      -----------
           Total assets            $17,180,524                                      $16,041,263
                                   ===========                                      ===========


(1) Annualized.

(2) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(3) Interest income for loans and leases included loan fees of $8,181 and $15,538 for the three and six months ended June 30, 2000, respectively, and $7,517 and $16,230 for the three and six months ended June 30, 1999, respectively.

                                                                   THREE MONTHS ENDED JUNE 30,
                                  --------------------------------------------------------------------------------------------
                                                      2000                                             1999
                                  ---------------------------------------------      -----------------------------------------
                                                    INTEREST                                         Interest
LIABILITIES AND                     AVERAGE          INCOME/          YIELD/           Average        Income/        Yield/
STOCKHOLDERS' EQUITY                BALANCE          EXPENSE          RATE(1)          Balance        Expense        Rate(1)
                                  -----------      -----------      -----------      -----------     ---------     -----------
                                                                        (dollars in thousands)
Interest-bearing deposits
   and liabilities:

   Deposits                       $11,634,291      $   110,313             3.81%     $10,995,478      $ 89,507            3.27%
   Short-term borrowings              710,999           10,652             6.03          702,456         7,925            4.53
   Long-term debt and
      capital securities            1,023,253           16,565             6.51          786,123        11,863            6.05
                                  -----------      -----------      -----------      -----------      --------     -----------
      Total interest-bearing
         deposits and
         liabilities               13,368,543          137,530             4.14       12,484,057       109,295            3.51
                                                   -----------      -----------                       --------     -----------
      Interest rate spread                                                 4.17%                                          4.23%
                                                                    ===========                                    ===========
Noninterest-bearing demand
   deposits(2)                      1,629,070                                          1,393,308
Other liabilities                     661,407                                            540,309
                                  -----------                                        -----------
      Total liabilities            15,659,020                                         14,417,674
Stockholders' equity                1,881,589                                          1,780,192
                                  -----------                                        -----------
      Total liabilities and
         stockholders' equity     $17,540,609                                        $16,197,866
                                  ===========                                        ===========
      Net interest income
         and margin on
         earning assets                                186,832             4.79%                       168,887            4.70%
                                                                    ===========                                    ===========
Tax equivalent adjustment                                  103                                             144
                                                   -----------                                        --------
      Net interest income                          $   186,729                                        $168,743
                                                   ===========                                        ========

                                                                    SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------------------------------------------------------------------
                                                    2000                                              1999
                                  --------------------------------------------      -------------------------------------------
                                                  INTEREST                                           Interest
LIABILITIES AND                     AVERAGE        INCOME/           YIELD/           Average         Income/         Yield/
STOCKHOLDERS' EQUITY                BALANCE        EXPENSE           RATE(1)          Balance         Expense         Rate(1)
                                  -----------     -----------      -----------      -----------     -----------     -----------
                                                                      (dollars in thousands)
Interest-bearing deposits
   and liabilities:

   Deposits                       $11,437,533     $   209,811             3.69%     $10,676,099     $   177,380            3.35%
   Short-term borrowings              679,968          19,616             5.80          751,602          17,036            4.57
   Long-term debt and
      capital securities              946,815          30,218             6.42          766,872          23,172            6.09
                                  -----------     -----------      -----------      -----------     -----------     -----------
      Total interest-bearing
         deposits and
         liabilities               13,064,316         259,645             4.00       12,194,573         217,588            3.60
                                                  -----------      -----------                      -----------     -----------
      Interest rate spread                                                4.21%                                            4.24%
                                                                   ===========                                      ===========
Noninterest-bearing demand
   deposits(2)                      1,601,209                                         1,559,025
Other liabilities                     649,018                                           518,842
                                  -----------                                       -----------
      Total liabilities            15,314,543                                        14,272,440
Stockholders' equity                1,865,981                                         1,768,823
                                  -----------                                       -----------
      Total liabilities and
         stockholders' equity     $17,180,524                                       $16,041,263
                                  ===========                                       ===========
      Net interest income
         and margin on
         earning assets                               366,269             4.80%                         337,408            4.77%
                                                                   ===========                                      ===========
Tax equivalent adjustment                                 268                                               293
                                                  -----------                                       -----------
      Net interest income                         $   366,001                                       $   337,115
                                                  ===========                                       ===========


(1) Annualized.

(2) Average noninterest-bearing demand deposits increased over prior year by a greater amount for the three months ended June 30, 2000 than for the six months ended June 30, 2000, primarily due to reclassification in the first quarter of 1999 of certain portions of noninterest-bearing demand deposit accounts to the interest-bearing deposits category for reserve requirement purposes.

INVESTMENT SECURITIES

HELD-TO-MATURITY
The following table presents the amortized cost and fair values of held-to-maturity investment securities as of the dates indicated:

                                      JUNE 30,       December 31,     June 30,
                                        2000            1999           1999
                                     ---------       ---------       ---------
                                            (in thousands)
              Amortized cost         $ 109,201       $ 142,868       $ 208,492

              Unrealized gains               -               2             101

              Unrealized losses         (5,055)         (3,768)         (2,330)
                                     ---------       ---------       ---------
              Fair value             $ 104,146       $ 139,102       $ 206,263
                                     =========       =========       =========

Gross realized gains and losses for the six months ended June 30, 2000 and 1999 were not significant. Held-to-maturity investment securities decreased to $109,201,000 at June 30, 2000 by $33,667,000, or 23.6%, from December 31, 1999, principally due to maturities of the investment securities.

AVAILABLE-FOR-SALE
The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                      JUNE 30,         December 31,        June 30,
                                        2000              1999              1999
                                     -----------       -----------       -----------
                                              (in thousands)
              Amortized cost         $ 1,995,924       $ 1,882,265       $ 1,424,648

              Unrealized gains             7,397             5,413             7,598

              Unrealized losses          (24,967)          (19,675)           (8,174)
                                     -----------       -----------       -----------
              Fair value             $ 1,978,354       $ 1,868,003       $ 1,424,072
                                     ===========       ===========       ===========

Gross realized gains and losses on available-for-sale investment securities for the six months ended June 30, 2000 and 1999 were as follows:

                                          2000       1999
                                          ----       ----
                                           (in thousands)
              Realized gains              $ 18       $  2

              Realized losses              (49)       (22)
                                          ----       ----

              Securities losses, net      $(31)      $(20)
                                          ====       ====

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at June 30, 2000, December 31, 1999 and June 30, 1999:


                                                JUNE 30, 2000                  December 31, 1999              June 30, 1999
                                          --------------------------     --------------------------     --------------------------
                                             AMOUNT           %             Amount           %            Amount            %
                                          -----------    -----------     -----------    -----------     -----------    -----------
                                                                            (dollars in thousands)
Commercial, financial and agricultural    $ 2,514,516           18.8%    $ 2,212,757           17.7%    $ 2,318,824           18.8%

Real estate:
     Commercial                             2,544,947           19.0       2,466,822           19.7       2,367,213           19.2
     Construction                             400,704            3.0         408,078            3.3         439,543            3.6
     Residential:
         Insured, guaranteed or
           conventional                     1,916,442           14.3       1,915,516           15.3       2,022,180           16.4
         Home equity credit lines             444,124            3.3         447,273            3.5         465,774            3.8
                                          -----------    -----------     -----------    -----------     -----------    -----------

         Total real estate loans            5,306,217           39.6       5,237,689           41.8       5,294,710           43.0
                                          -----------    -----------     -----------    -----------     -----------    -----------

Consumer                                    3,346,504           25.0       2,987,347           23.8       2,788,290           22.6
Lease financing                             1,875,605           14.0       1,738,048           13.9       1,573,919           12.8
Foreign                                       342,470            2.6         348,198            2.8         353,173            2.8
                                          -----------    -----------     -----------    -----------     -----------    -----------

         Total loans and leases            13,385,312          100.0%     12,524,039          100.0%     12,328,916          100.0%
                                                         ===========                    ===========                    ===========


Less allowance for credit losses              169,340                        161,418                        160,433
                                          -----------                    -----------                    -----------

         Total net loans and leases       $13,215,972                    $12,362,621                    $12,168,483
                                          ===========                    ===========                    ===========


Total loans and leases to:

Total assets                                                    75.0%                          75.1%                          75.8%
Total earning assets                                            85.3%                          86.6%                          86.5%
Total deposits                                                  99.1%                          97.3%                          99.3%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At June 30, 2000, total net loans and leases were $13.216 billion, representing increases of 6.9% and 8.6% over December 31, 1999 and June 30, 1999, respectively. The increase from June 30, 2000 as compared to June 30, 1999, was primarily due to increases in consumer loans and lease financing, primarily in our Bank of the West operating segment. The increase was partially offset by decreases in all real estate loan categories and certain consumer loans in our First Hawaiian operating segment.

Commercial, financial and agricultural loans as of June 30, 2000 increased $301.759 million, or 13.6%, over December 31, 1999, and increased $195.692 million, or 8.4%, over June 30, 1999. The Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, with credit extensions on the mainland United States accounting for the majority of the increase in loan and lease balances and the geographic and industry diversification during the six months ended June 30, 2000. Overall loan volume in the First Hawaiian operating segment increased modestly, reflecting a slow rebound in the Hawaii economy.

Insured, guaranteed or conventional residential real estate loans increased $926,000, or .05%, from December 31, 1999, and decreased $105.738 million, or 5.2%, from June 30, 1999. The rising interest rate environment, which has resulted in a decrease in the production of new loans and payoffs/paydowns, was the primary reason for the decrease from June 30, 1999. The modest increase over December 31, 1999 was primarily due to the effects of the slowly strengthening Hawaiian economy.

Consumer loans as of June 30, 2000 increased $359.157 million, or 12.0%, over December 31, 1999, and $558.214 million, or 20.0%, over June 30, 1999. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. The increase in consumer loans at June 30, 2000 as compared to December 31, 1999 and June 30, 1999 was primarily a result of growth in our Bank of the West operating segment on the mainland United States.

Lease financing as of June 30, 2000 increased $137.557 million, or 7.9%, over December 31, 1999, and $301.686 million, or 19.2%, over June 30, 1999. The increase in lease financing from June 30, 1999 was primarily due to an increase in the automobile lease portfolio in our Bank of the West operating segment. The increase in lease financing at June 30, 2000 as compared to December 31, 1999, was primarily due to increases on the mainland United States.

The Company's foreign loans are principally in Guam and Saipan. Foreign loans as of June 30, 2000 decreased $5.728 million, or 1.6%, compared to December 31, 1999, with approximately 92% domiciled in Guam and Saipan.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At June 30, 2000, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                              THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                    ---------------------------------------------  --------------------------------------------
                                             2000                      1999                2000                    1999
                                    ---------------------  ----------------------  ---------------------  ---------------------
                                      AVERAGE    AVERAGE     Average     Average     AVERAGE    AVERAGE     Average    Average
                                      BALANCE    RATE(1)     Balance     Rate(1)     BALANCE    RATE(1)     Balance    Rate(1)
                                    -----------  --------  -----------  ---------  -----------  --------  -----------  --------
                                                                       (dollars in thousands)
Interest-bearing demand             $   311,433    1.20%   $   302,508     1.19%   $   313,325    1.32%   $   309,575    1.20%
Savings                               5,199,353    1.91      5,157,850     1.84      5,136,682    1.87      4,929,386    1.92
Time                                  6,123,505    5.56      5,535,120     4.71      5,987,526    5.37      5,437,138    4.77
                                    -----------            -----------             -----------            -----------

   Total interest-bearing deposits   11,634,291    3.81     10,995,478     3.27     11,437,533    3.69     10,676,099    3.35


Noninterest-bearing demand            1,629,070      --      1,393,308       --      1,601,209      --      1,559,025      --
                                    -----------            -----------             -----------            -----------

   Total deposits                   $13,263,361    3.35%   $12,388,786     2.90%   $13,038,742    3.24%   $12,235,124    2.92%
                                    ===========            ===========             ===========            ===========


Average interest-bearing deposits increased $638.813 million, or 5.8%, and $761.434 million, or 7.1%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increases were due primarily to the growth in our customer deposit base, primarily in the Bank of the West operating segment, and various deposit product programs that we initiated. In addition, time deposits increased due to our funding asset growth by utilizing negotiable and brokered time certificates of deposits. The increases in nearly all of the rates paid on deposits reflect the higher interest rate environment, caused primarily by rate increases by the Federal Reserve.

Average noninterest-bearing demand products increased $235.762 million, or 16.9%, and $42.184 million, or 2.7%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increases were primarily due to growth in noninterest-bearing demand accounts, primarily in the Bank of the West operating segment, reflecting the overall strength of the economy in its area of operation and specialized promotional efforts. The increase for the three months ended June 30, 2000 was higher than for the six months ended June 30, 2000, compared to the same periods in 1999, because of the reclassification in the first quarter of 1999 of certain portions of noninterest-bearing demand deposit accounts to the savings deposit category for reserve requirement purposes.


(1) Annualized.

NONPERFORMING ASSETS

Nonperforming assets at June 30, 2000, December 31, 1999 and June 30, 1999 are as follows:

                                                                      JUNE 30,     December 31,     June 30,
                                                                       2000           1999           1999
                                                                     --------       --------       --------
                                                                             (dollars in thousands)
Nonperforming Assets
      Nonaccrual:
         Commercial, financial and agricultural                      $ 18,201       $ 22,222       $ 23,781
         Real estate:
           Commercial                                                  27,140         25,790         27,259
           Construction                                                   678          2,990          1,006
           Residential:
              Insured, guaranteed or conventional                      14,848         18,174         16,195
              Home equity credit lines                                    463            940            569
                                                                     --------       --------       --------

                Total real estate loans                                43,129         47,894         45,029
                                                                     --------       --------       --------

         Consumer                                                       2,199          1,625          2,294
         Lease financing                                                5,768          3,391          2,573
         Foreign                                                        4,724          2,162          1,515
                                                                     --------       --------       --------

                Total nonaccrual loans and leases                      74,021         77,294         75,192
                                                                     --------       --------       --------

      Restructured:
         Commercial, financial and agricultural                           927          1,004          2,137
         Real estate:
           Commercial                                                   9,791          7,905          7,720
           Construction                                                 8,774         11,024         14,524
           Residential:
              Insured, guaranteed or conventional                       1,108          1,100          1,101
                                                                     --------       --------       --------
                Total real estate loans                                19,673         20,029         23,345
                                                                     --------       --------       --------
                Total restructured loans and leases                    20,600         21,033         25,482
                                                                     --------       --------       --------
                Total nonperforming loans and leases                   94,621         98,327        100,674

      Other real estate owned and repossessed personal property        27,800         28,429         32,462
                                                                     --------       --------       --------
                Total nonperforming assets                           $122,421       $126,756       $133,136
                                                                     ========       ========       ========

Past due loans and leases(1):
      Commercial, financial and agricultural                         $  4,489       $  1,280       $  1,589
      Real estate:
         Commercial                                                     2,772          1,436          9,029
         Construction                                                     583             --            618
         Residential:
           Insured, guaranteed or conventional                          4,925          7,751         12,586
           Home equity credit lines                                       525            575          1,501
                                                                     --------       --------       --------
              Total real estate loans                                   8,805          9,762         23,734
                                                                     --------       --------       --------

      Consumer                                                          2,434          2,043          2,306
      Lease financing                                                     104            113            694
      Foreign                                                             786          4,824          1,666
                                                                     --------       --------       --------
              Total past due loans and leases                        $ 16,618       $ 18,022       $ 29,989
                                                                     ========       ========       ========

Nonperforming assets to total loans and leases
  and other real estate owned and repossessed
  personal property (end of period):
      Excluding past due loans and leases                                 .91%          1.01%          1.08%
      Including past due loans and leases                                1.04%          1.15%          1.32%

Nonperforming assets to total assets (end of period):
      Excluding past due loans and leases                                 .69%           .76%           .82%
      Including past due loans and leases                                 .78%           .87%          1.00%

(1) Represents loans and leases which are past due 90 days as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at June 30, 2000 were $122.421 million, or .91% of total loans and leases and other real estate owned ("OREO") and repossessed personal property, and .69% of total assets, as compared to 1.08% and .82%, respectively, at June 30, 1999.

Nonperforming assets at June 30, 2000 decreased by $4.335 million, or 3.4%, from December 1999. The decrease was primarily attributable to decreases in nonaccrual commercial, financial and agricultural loans and real estate-residential loans. The decrease in nonaccrual commercial, financial and agricultural loans was primarily due to the transfer of a loan totaling $4.692 million to accrual status. The decrease in real estate - residential loans was primarily attributable to the transfer of nonaccrual loans and leases to OREO, payoffs and partial paydowns of nonaccrual loans and leases. These decreases were partially offset by an increase in the lease financing and foreign components of nonaccrual loans and leases.

Nonperforming assets at June 30, 2000 decreased by $10.715 million, or 8.0%, from June 30, 1999. The decrease was primarily attributable to decreases in restructured loans and leases and other real estate owned and repossessed personal property. The decrease in restructured loans and leases was primarily due to the partial charge-off of a real estate - construction loan with a carrying value of $5.750 million partially offset by an addition of a real estate - commercial loan. The reduction in OREO was the result of increased sales of these properties, primarily in Hawaii, due to the strengthening economy. These decreases were partially offset by an increase in the lease financing and foreign components of nonaccrual loans and leases.

We generally place a loan or lease on nonaccrual status (1) when management believes that collection of principal or income has become doubtful, (2) when a loan is first classified as impaired, or (3) when loans and leases are 90 days past due as to principal or income, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan or when other factors indicate that the borrower will shortly bring the loan current. The majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans. However, instead of placing certain past-due consumer loans and leases on nonaccrual status, we charge them off when they reach a predetermined delinquency status varying from 120 to 180 days, depending on product type (or earlier if we determine that the loan is uncollectible). When we place a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. When we receive a cash interest payment on a nonaccrual loan, we apply it as a reduction of the principal balance when we have doubts about the ultimate collection of the principal. Otherwise, we record such payments as income.

Nonaccrual loans and leases are generally returned to accrual status when they become (1) current as to principal and interest or (2) both well secured and in the process of collection.

Other than the loans listed in the table on page 22, at June 30, 2000, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower's ability to repay the loan under existing terms.

Loans past due 90 days or more and still accruing totaled $16.618 million at June 30, 2000, a decrease of $13.371 million, or 44.6%, from June 30, 1999. Loans past due 90 days or more and still accruing interest decreased by $1.404 million, or 7.8%, from December 31, 1999 to June 30, 2000. The decreases are primarily due to lower real estate loan delinquencies. All of the loans that are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

Hawaii has finally begun to show signs of recovery from the economic stagnation that plagued it through much of the 1990's. This improvement in Hawaii's economic condition is one of the factors that led to the decrease in nonperforming assets in the First Hawaiian operating segment. Also, the economies in California and the Pacific Northwest, the Bank of the West operating segment's primary areas of operation, continue to expand. These economic trends have helped to bring about the decline in nonperforming assets since June 30, 1999.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                     -----------------------------------     -----------------------------------
                                                         2000                   1999             2000                   1999
                                                     ------------           ------------     ------------           ------------
                                                                               (dollars in thousands)
Loans and leases outstanding (end of period)         $ 13,385,312           $ 12,328,916     $ 13,385,312           $ 12,328,916
                                                     ============           ============     ============           ============

Average loans and leases outstanding                 $ 13,156,686           $ 12,345,144     $ 12,906,009           $ 12,209,301
                                                     ============           ============     ============           ============

Allowance for credit losses summary:
   Balance at beginning of period                    $    162,666           $    159,488     $    161,418           $    158,294
                                                     ------------           ------------     ------------           ------------

Transfer of allowance allocated
   to securitized loans                                        --                 (1,025)              --                 (1,025)

   Loans and leases charged off:
      Commercial, financial and agricultural                  906                  2,094            2,889                  3,969
      Real estate:
         Commercial                                           817                  1,766            1,108                  1,850
         Construction                                       1,170                     --            2,355                     21
         Residential                                        1,506                  1,033            3,177                  1,937
      Consumer                                              6,372                  6,759           13,178                 13,612
      Lease financing                                       1,893                  2,190            4,102                  3,647
      Foreign                                                 210                    172              522                    260
                                                     ------------           ------------     ------------           ------------
         Total loans and leases charged off                12,874                 14,014           27,331                 25,296
                                                     ------------           ------------     ------------           ------------

   Recoveries on loans and leases previously
      charged off:
      Commercial, financial and agricultural                  720                    381              829                    476
      Real estate:
         Commercial                                            78                     99               95                    179
         Construction                                          24                     --               32                     18
         Residential                                          234                    277              543                    651
      Consumer                                              1,729                  1,478            3,345                  2,797
      Lease financing                                         460                    403            1,054                    763
      Foreign                                                  53                      1              175                      6
                                                     ------------           ------------     ------------           ------------
         Total recoveries on loans and leases
         previously charged off                             3,298                  2,639            6,073                  4,890
                                                     ------------           ------------     ------------           ------------
         Net charge-offs                                   (9,576)               (11,375)         (21,258)               (20,406)
                                                     ------------           ------------     ------------           ------------
   Provision for credit losses                             16,250                 13,345           29,180                 23,570
                                                     ------------           ------------     ------------           ------------
   Balance at end of period                          $    169,340           $    160,433     $    169,340           $    160,433
                                                     ============           ============     ============           ============

Net loans and leases charged off to average loans
   and leases                                                 .29%(1)                .37%(1)          .33%(1)                .34%(1)
Net loans and leases charged off to allowance for
   credit losses                                            22.74%(1)              28.44%(1)        25.24%(1)              25.65%(1)
Allowance for credit losses to total
   loans and leases (end of period)                          1.27%                  1.30%            1.27%                  1.30%
Allowance for credit losses to nonperforming
   loans and leases (end of period):
      Excluding 90 days past due
         accruing loans and leases                          1.79X                  1.59x            1.79X                  1.59x
      Including 90 days past due
         accruing loans and leases                          1.52X                  1.23x            1.52X                  1.23x

(1) Annualized.

The provision for credit losses for the first six months of 2000 was $29.180 million, an increase of $5.610 million, or 23.8%, over the same period in 1999. The increase in the provision for credit losses for the first six months of 2000 over the same period in 1999, primarily reflects the larger loan portfolio resulting from our continued loan volume growth.

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

The Company's approach to managing its exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

            - Setting Underwriting and Grading Standards. In 1996, we refined our loan grading system to ten different principal risk categories where "1" is "no risk" and "10" is "loss" and began an effort to decrease our exposure to customers in the weaker credit categories. We also established risk parameters so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

            - Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

            - Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 3% of total loans and leases at June 30, 2000), Hawaii commercial real estate, health care, hotel and agricultural loans. We have also reduced our exposure in the Asia Pacific region from $101.0 million at December 31, 1997 to $48.4 million at June 30, 2000. These outstanding loans are collateralized by Hawaii real estate and letters of credit.

            - Restricted Participation in Syndicated National Credits. We restrict our participation in syndicated national credits primarily to providing back-up commercial paper facilities to investment grade companies. In addition to the back-up commercial paper facilities, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. At June 30, 2000, the combined ratio of nonperforming assets to total loans for both shared national credits and media finance aggregated .78%.

            - Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 63% of our lease financing portfolio and 23% of our combined lease financing and consumer loans at June 30, 2000) we obtain third party insurance for the estimated residual value of the leased vehicle. To the extent that we use an estimated residual value that is above the range set by industry standards (and is therefore not covered by insurance) we set aside reserves to fully cover the uninsured portion.

Charge-offs were $27.331 million for the first six months of 2000, an increase of $2.035 million, or 8.0%, over the same period in 1999. The increase was primarily due to charge-offs of one real estate - construction loan, two real estate - commercial loans, several leases and consumer loans in the first six months of 2000, totaling $20.216 million.

For the first six months of 2000, recoveries increased to $6.073 million, or 24.2%, over the same period in 1999. The increase in recoveries was primarily in consumer, leasing and commercial, financial and agricultural loans.

The Allowance increased to 1.79 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at June 30, 2000 from 1.59 times at June 30, 1999. The increase in the ratio is principally due to an increase in the Allowance as a result of the growth in our loan portfolio and a decrease in nonperforming loans and leases.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan and lease portfolio at June 30, 2000. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three and six months ended June 30, 2000, as compared to the same periods in 1999:

     SIX MONTHS ENDED JUNE 30,                            2000             1999         % Change
                                                        ---------       ---------       ---------
                                                             (in thousands)
              Service charges on deposit accounts       $  35,437       $  33,002             7.4%
              Trust and investment services income         17,783          16,818             5.7
              Securities losses, net                          (31)            (20)            N/M
              Other service charges and fees               36,468          33,895             7.6
              Other                                        18,588          12,744            45.9
                                                        ---------       ---------
                    Total noninterest income            $ 108,245       $  96,439            12.2%
                                                        =========       =========

     THREE MONTHS ENDED JUNE 30,

              Service charges on deposit accounts       $  18,445       $  16,774            10.0%
              Trust and investment services income          8,723           8,274             5.4
              Securities losses, net                          (31)             (8)            N/M
              Other service charges and fees               18,480          18,090             2.2
              Other                                        12,591           6,491            94.0
                                                        ---------       ---------
                    Total noninterest income            $  58,208       $  49,621            17.3%
                                                        =========       =========

        N/M  - Not Meaningful.


As the table above shows in more detail, noninterest income increased by 17.3% and 12.2% for the three and six months ended June 30, 2000, compared to the same periods in 1999. Factors causing the increases were:

- In the second quarter of 2000, we received $5.0 million in termination fees related to the previous plan to acquire branches that were to be divested under the terminated Zions Bancorporation and First Security Corporation merger. Also in the second quarter of 2000, we recorded the gain on the sale of a surplus facility of $1.218 million. Both of these items were included in other noninterest income. Excluding these two items, total noninterest income increased by 4.8% and 5.8% for the three and six months ended June 30, 2000, compared to the same periods in 1999.

- Trust and investment services income increased for the three and six months ended June 30, 2000, compared to the same periods in 1999 primarily due to higher annuity and mutual fund sales, reflecting our continuing efforts to strengthen and diversify our revenue base.

- Service charges on deposit accounts increased for the three and six months ended June 30, 2000 compared to the same periods in 1999 primarily due to higher levels of deposits caused by the expansion of our customer deposit base, predominately in our Bank of the West operating segment.

- Other service charges and fees increased for the three and six months ended June 30, 2000 compared to the same periods in 1999, primarily due to: (1) higher merchant services fees, due to higher fees charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; and (3) higher miscellaneous service fees.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three and six months ended June 30, 2000 as compared to the same periods in 1999:

SIX MONTHS ENDED JUNE 30,
                                                   2000           1999        % Change
                                                  --------      --------      --------
                                                      (in thousands)
             Salaries and wages                   $ 90,557      $ 91,255           (.8)%
             Employee benefits                      27,761        26,576           4.5
             Occupancy expense                      30,916        29,903           3.4
             Outside services                       24,130        20,987          15.0
             Intangible amortization                18,302        17,859           2.5
             Equipment expense                      14,344        15,635          (8.3)
             Stationery and supplies                 9,779        11,134         (12.2)
             Advertising and promotion               8,404         8,332            .9
             Merger-related charges                     --         1,418           N/M
             Other                                  42,827        37,980          12.8
                                                  --------      --------
                   Total noninterest expense      $267,020      $261,079           2.3%
                                                  ========      ========

THREE MONTHS ENDED JUNE 30,

             Salaries and wages                   $ 45,219      $ 45,830          (1.3)%
             Employee benefits                      13,914        13,796            .9
             Occupancy expense                      15,559        14,823           5.0
             Outside services                       12,091         9,617          25.7
             Intangible amortization                 9,162         8,929           2.6
             Equipment expense                       7,158         7,790          (8.1)
             Stationery and supplies                 5,074         5,409          (6.2)
             Advertising and promotion               4,325         3,948           9.5
             Merger-related charges                     --           632           N/M
             Other                                  22,941        19,937          15.1
                                                  --------      --------
                   Total noninterest expense      $135,443      $130,711           3.6%
                                                  ========      ========

        N/M  - Not Meaningful.

As the table above shows in more detail, noninterest expense increased by 3.6% and 2.3% for the three and six months ended June 30, 2000, compared to the same periods in 1999. Factors causing the increases were:

- In the second quarter of 2000, we recognized approximately $3.0 million in expenses related to the planned acquisition of divested branches resulting from the terminated merger of Zions Bancorporation and First Security Corporation. In the second quarter of 1999, we donated a recreation center to a community group in Hawaii resulting in a pre-tax loss of $1.277 million. Both of these items were included in other noninterest expense in the respective years. Excluding these two items and merger-related charges, noninterest expense increased over the same periods in 1999 by 2.9% and 2.2% for the three and six months ended June 30, 2000, respectively.

- The reduction of equipment expenses and increase in outside service expense are both related to the facilities management agreement that we have entered into for the consolidation and operation of a single data center. The decrease in equipment expense is due to the transfer of certain assets to the outside service provider under the facilities management agreement. The increase in the outside service expense is primarily due to the fee paid for the facilities management agreement.

INCOME TAXES

The Company's effective income tax rates (exclusive of the tax equivalent adjustment) for the three and six months ended June 30, 2000 was 42.1% and 41.9%, respectively, as compared to 40.1% and 41.6% for the same periods in 1999. The increase in the effective tax rate was primarily due to the tax benefits related to the charitable donation of the recreation center in the second quarter of 1999.

LIQUIDITY AND CAPITAL

Stockholders' equity was $1.903 billion at June 30, 2000, an increase of 3.3% over $1.843 billion at December 31, 1999. Compared to June 30, 1999, stockholders' equity at June 30, 2000 increased by $98.183 million, or 5.4%. The increase was primarily due to net income for the respective periods.

Quantitative measures, as established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios (set forth in the table below, at June 30, 2000) of Tier 1 and Total Capital to risk-weighted assets, and of Tier 1 Capital to average assets (leverage). These ratios as of June 30, 2000 are set forth below:

                                                                     For Capital
                                      Actual                       Adequacy Purposes
                            --------------------------       --------------------------
                              Amount           Ratio           Amount          Ratio
                            ----------      ----------       ----------      ----------
                                               (dollars in thousands)
Tier 1 Capital to
     Risk-Weighted
     Assets                 $1,364,200            8.63%      $  632,419            4.00%
Total Capital to
     Risk-Weighted
     Assets                 $1,633,540           10.33%      $1,264,838            8.00%
Tier 1 Capital to
     Average Assets         $1,364,200            8.08%      $  506,715            3.00%

As of June 30, 2000 the Company's depository institution subsidiaries were categorized as well-capitalized under the applicable federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must have a Tier 1 risk-based capital ratio of 6.00% or greater, a total risk-based capital ratio of 10.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 39 through 41) and "Notes to Consolidated Financial Statements" (pages 51 through 53) in the Financial Review section of the Company's Annual Report 1999.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of stockholders held on April 20, 2000, the stockholders voted on the following matters:

        (a) Election of four Non-Class A Directors for a term of three years expiring in 2003, or until their successors are elected and qualified:

                                                            Votes
                                --------------------------------------------------------------
    Name                                      For                            Withheld
 -----------                    ----------------------------         -------------------------
John W. A. Buyers               63,572,028           (98.9%)         686,650            (1.1%)
David M. Haig                   63,549,198           (98.9%)         709,481            (1.1%)
John A. Hoag                    63,571,802           (98.9%)         686,877            (1.1%)
John K. Tsui                    63,538,051           (98.9%)         720,628            (1.1%)

                There were no abstentions.

                The following persons continue as directors for the terms indicated as follows:

                                 Expiration of
       Director                  Term of Office
       --------                  --------------
Dr. Julia Ann Frohlich                2001
Bert T. Kobayashi, Jr.                2001
Fred C. Weyand                        2001
Robert C. Wo                          2001
Walter A. Dods, Jr.                   2002
Paul Mullin Ganley                    2002
Dr. Fujio Matsuda                     2002

        (b) Approval of a policy addressing tax deductibility of awards to certain executives under the Incentive Plan for Key Executives: for - 115,932,171 (97.6%), against - 2,315,875 (1.9%), abstained
                - 551,962 (.5%), unvoted - 12 (less than .1%).

        (c) Election of PricewaterhouseCoopers LLP, as the auditor of the Company to serve for the ensuing year: for - 118,576,670 (99.8%), against - 106,554 (.1%), abstained - 116,791 (.1%), unvoted - 5 (less than .1%).

        (d) Election of three Class A Directors for a term of three years expiring in 2003, or until their successors are elected and qualified:

                                            Votes
                        ----------------------------------------------
     Name                           For                      Withheld
  ----------            ----------------------------        ----------
Michel Larrouilh        54,539,936            (100%)              --
Joel Sibrac             54,539,936            (100%)              --
Jacques Henri Wahl      54,539,936            (100%)              --


                The following persons continue as Class A Directors for the terms indicated as follows:

                                                              Expiration of
                       Director                               Term of Office
                  -----------------                           --------------
                  Robert A. Fuhrman                                2001
                  Pierre Mariani                                   2001
                  Rodney R. Peck                                   2001
                  Jacques Ardant                                   2002
                  Yves Martrenchar                                 2002
                  Don J. McGrath                                   2002

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 12   Statement regarding computation of ratios.

      Exhibit 23   Consent of independent accountants.

      Exhibit 27   Financial data schedule.

(b)   Reports on Form 8-K        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BANCWEST CORPORATION
                                            (REGISTRANT)

Date  August 11, 2000                  By  /s/ HOWARD H. KARR
    --------------------------------     ------------------------------------
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

         23           Consent of independent accountants.

         27           Financial data schedule.