Form 10-Q
period 2000-10-30
BANCWEST CORP/HI
filed 2000-11-13
CIK 36377

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             -----------------------

                                   FORM 10-Q

        (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________to __________

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



       The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000 was:


                 Class                                 Outstanding
   -------------------------------------             -----------------
       Common Stock, $1.00 Par Value                 68,654,179 Shares
   Class A Common Stock, $1.00 Par Value             56,074,874 Shares

================================================================================

PART I. FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2000, December 31, 1999 and
               September 30, 1999                                                           2 - 3
         Consolidated Statements of Income for the quarter and nine months ended
               September 30, 2000 and 1999                                                    4
         Consolidated Statements of Changes in Stockholders' Equity for the nine months
               ended September 30, 2000 and 1999                                              5
         Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2000 and 1999                                                    6
         Notes to Consolidated Financial Statements                                         7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                   11 - 29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          29

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                    30

SIGNATURES                                                                                   31

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS  (Unaudited)

                                                                           SEPTEMBER 30,      December 31,       September 30,
                                                                                2000               1999               1999
                                                                           ------------       ------------       ------------
                                                                                             (in thousands)
ASSETS
Cash and due from banks                                                    $    652,126       $    809,961       $    693,001
Interest-bearing deposits in other banks                                        158,722              9,135            387,626
Federal funds sold and securities purchased
      under agreements to resell                                                348,700             71,100            444,950
Investment securities:
      Held-to-maturity                                                           99,905            142,868            161,450
      Available-for-sale                                                      1,920,127          1,868,003          1,538,811
Loans and leases:
      Loans and leases                                                       13,565,820         12,524,039         12,315,651
      Less allowance for credit losses                                          171,386            161,418            161,543
                                                                           ------------       ------------       ------------
Net loans and leases                                                         13,394,434         12,362,621         12,154,108
                                                                           ------------       ------------       ------------
Premises and equipment                                                          274,178            281,665            278,787
Customers' acceptance liability                                                     667              1,039              1,221
Core deposit intangible                                                          58,865             65,092             67,305
Goodwill                                                                        605,428            613,620            619,380
Other real estate owned and repossessed
      personal property                                                          31,300             28,429             31,801
Other assets                                                                    428,129            427,489            344,515
                                                                           ------------       ------------       ------------
TOTAL ASSETS                                                               $ 17,972,581       $ 16,681,022       $ 16,722,955
                                                                           ============       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Domestic:
          Noninterest-bearing demand                                       $  1,723,385       $  1,577,042       $  1,657,938
          Interest-bearing demand                                               275,219            315,786            307,655
          Savings                                                             5,193,765          4,921,146          5,002,089
          Time                                                                6,332,757          5,825,330          5,765,089
      Foreign                                                                   318,897            238,648            255,132
                                                                           ------------       ------------       ------------
Total deposits                                                               13,844,023         12,877,952         12,987,903
                                                                           ------------       ------------       ------------
Federal funds purchased and securities sold
      under agreements to repurchase                                            458,581            485,088            525,736
Other short-term borrowings                                                       7,502             18,889             14,929
Acceptances outstanding                                                             667              1,039              1,221
Other liabilities                                                               736,640            653,532            566,094
Long-term debt                                                                  878,628            701,792            706,796
Guaranteed preferred beneficial interests
      in Company's junior subordinated debentures                               100,000            100,000            100,000
                                                                           ------------       ------------       ------------
TOTAL LIABILITIES                                                          $ 16,026,041       $ 14,838,292       $ 14,902,679
                                                                           ------------       ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED (Unaudited)

                                                                           SEPTEMBER 30,      December 31,       September 30,
                                                                                2000               1999               1999
                                                                           ------------       ------------       ------------
                                                                                             (in thousands)
Stockholders' equity:
      Preferred stock - par value $1 per share
          Authorized and unissued - 50,000,000 shares                      $         --       $         --       $         --
      Class A common stock - par value $1 per share
          Authorized - 75,000,000 shares
          Issued - 56,074,874, 51,629,536 and 25,814,768
               shares at September 30, 2000,
               December 31, 1999 and September 30, 1999,
               respectively                                                      56,075             51,630             25,815
      Common stock - par value $1 per share
          Authorized - 200,000,000 shares
          Issued - 71,037,884, 75,418,850 and 37,683,988
               shares at September 30, 2000, December 31,
               1999 and September 30, 1999, respectively                         71,038             75,419             37,684
      Surplus                                                                 1,124,931          1,124,512          1,187,684
      Retained earnings                                                         735,330            638,687            611,372
      Accumulated other comprehensive income                                     (4,020)            (9,873)            (4,098)
      Treasury stock, at cost - 2,383,705, 2,437,556
          and 1,236,118 shares of common stock at September 30, 2000,
          December 31, 1999 and September 30, 1999, respectively                (36,814)           (37,645)           (38,181)
                                                                           ------------       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                    1,946,540          1,842,730          1,820,276
                                                                           ------------       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 17,972,581       $ 16,681,022       $ 16,722,955
                                                                           ============       ============       ============




The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                               QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------     -------------------------------
                                                                2000              1999              2000              1999
                                                            -------------     -------------     -------------     -------------
                                                                (in thousands, except number of shares and per share data)
INTEREST INCOME
Interest and fees on loans                                  $     263,955     $     225,044     $     748,538     $     666,275
Lease financing income                                             32,549            28,702            95,000            83,325
Interest on investment securities:
        Taxable interest income                                    34,229            25,719           102,868            74,045
        Exempt from Federal income taxes                              136               278               632               829
Other interest income                                               7,197             8,556            16,674            18,528
                                                            -------------     -------------     -------------     -------------
        Total interest income                                     338,066           288,299           963,712           843,002
                                                            -------------     -------------     -------------     -------------
INTEREST EXPENSE
Deposits                                                          120,389            93,677           330,200           271,057
Short-term borrowings                                              10,220             6,877            29,836            23,913
Long-term debt                                                     17,617            12,240            47,835            35,412
                                                            -------------     -------------     -------------     -------------
        Total interest expense                                    148,226           112,794           407,871           330,382
                                                            -------------     -------------     -------------     -------------
        Net interest income                                       189,840           175,505           555,841           512,620
Provision for credit losses                                        14,800            11,835            43,980            35,405
                                                            -------------     -------------     -------------     -------------
        Net interest income after provision for
             credit losses                                        175,040           163,670           511,861           477,215
                                                            -------------     -------------     -------------     -------------
NONINTEREST INCOME
Service charges on deposit accounts                                19,263            17,058            54,700            50,060
Trust and investment services income                                9,451             8,109            27,234            24,927
Securities losses, net                                                (28)               (1)              (59)              (21)
Other service charges and fees                                     18,093            14,489            54,561            48,384
Other                                                               6,788             6,828            25,376            19,572
                                                            -------------     -------------     -------------     -------------
        Total noninterest income                                   53,567            46,483           161,812           142,922
                                                            -------------     -------------     -------------     -------------
NONINTEREST EXPENSE
Salaries and wages                                                 46,652            45,133           137,209           136,388
Employee benefits                                                  13,559            14,050            41,320            40,626
Occupancy expense                                                  15,836            15,141            46,752            45,044
Outside services                                                   11,001            11,470            35,131            32,457
Intangible amortization                                             9,141             8,953            27,443            26,812
Equipment expense                                                   7,310             7,683            21,654            23,318
Stationery and supplies                                             5,230             5,243            15,009            16,377
Advertising and promotion                                           3,993             4,056            12,397            12,388
Merger-related charges                                                 --            16,116                --            17,534
Other                                                              18,757            17,232            61,584            55,212
                                                            -------------     -------------     -------------     -------------
        Total noninterest expense                                 131,479           145,077           398,499           406,156
                                                            -------------     -------------     -------------     -------------
Income before income taxes                                         97,128            65,076           275,174           213,981
Provision for income taxes                                         40,316            28,221           114,949            90,101
                                                            -------------     -------------     -------------     -------------
NET INCOME                                                  $      56,812     $      36,855     $     160,225     $     123,880
                                                            =============     =============     =============     =============

PER SHARE DATA(1) :
        BASIC EARNINGS                                      $         .46     $         .30     $        1.29     $        1.00
                                                            =============     =============     =============     =============
        DILUTED EARNINGS                                    $         .45     $         .29     $        1.28     $         .99
                                                            =============     =============     =============     =============
        CASH DIVIDENDS                                      $         .17     $         .15     $         .51     $         .45
                                                            =============     =============     =============     =============

AVERAGE SHARES OUTSTANDING(1)                                 124,708,668       124,432,800       124,665,611       123,869,150
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

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                          Accumulated
                                     Class A                                                 Other
                                     Common        Common                     Retained    Comprehensive  Treasury
                                      Stock         Stock        Surplus      Earnings       Income        Stock         Total
                                    -----------  -----------   -----------   -----------   -----------   -----------   -----------
                                                               (in thousands, except per share data)
Balance, December 31, 1999          $    51,630  $    75,419   $ 1,124,512   $   638,687   $    (9,873)  $   (37,645)  $ 1,842,730
Comprehensive income:
    Net income                               --           --            --       160,225            --            --       160,225
    Unrealized valuation adjustment,
       net of tax and reclassification
       adjustment                            --           --            --            --         5,853            --         5,853
                                    -----------  -----------   -----------   -----------   -----------   -----------   -----------
    Comprehensive income                     --           --            --       160,225         5,853            --       166,078
                                    -----------  -----------   -----------   -----------   -----------   -----------   -----------
Conversion of common stock to
    Class A common stock                  4,445       (4,445)           --            --            --            --            --
Issuance of common stock                     --           64           492            --            --            --           556
Incentive Plan for Key Executives            --           --            (2)           --            --            58            56
Issuance of treasury stock under
    Stock Incentive Plan                     --           --           (71)           --            --           773           702
Cash dividends ($.51 per share)              --           --            --       (63,582)           --            --       (63,582)
                                    -----------  -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 2000         $    56,075  $    71,038   $ 1,124,931   $   735,330   $    (4,020)  $   (36,814)  $ 1,946,540
                                    ===========  ===========   ===========   ===========   ===========   ===========   ===========

Balance, December 31, 1998          $    25,815  $    37,538   $ 1,183,274   $   543,755   $     6,228   $   (50,454)  $ 1,746,156
Comprehensive income:
    Net income                               --           --            --       123,880            --            --       123,880
    Unrealized valuation adjustment,
       net of tax and reclassification
       adjustment                            --           --            --            --       (10,326)           --       (10,326)
                                    -----------  -----------   -----------   -----------   -----------   -----------   -----------
    Comprehensive income                     --           --            --       123,880       (10,326)           --       113,554
                                    -----------  -----------   -----------   -----------   -----------   -----------   -----------
Issuance of common stock                     --          146         4,509            --            --        10,808        15,463
Incentive Plan for Key Executives            --           --            --            --            --           (63)          (63)
Issuance of treasury stock under
    Stock Incentive Plan                     --           --           (99)           --            --         1,528         1,429
Cash dividends ($.45 per share)              --           --            --       (56,263)           --            --       (56,263)
                                    -----------  -----------   -----------   -----------   -----------   -----------   -----------
Balance, September 30, 1999         $    25,815  $    37,684   $ 1,187,684   $   611,372   $    (4,098)  $   (38,181)  $ 1,820,276
                                    ===========  ===========   ===========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     -----------       -----------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   160,225       $   123,880
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for credit losses                                      43,980            35,405
         Net (gain) loss on disposition of assets                         (1,218)            1,277
         Depreciation and amortization                                    52,791            50,031
         Income taxes                                                     82,648            81,040
         Increase in interest receivable                                 (12,353)           (8,568)
         Increase in interest payable                                     11,743             6,368
         Increase in prepaid expenses                                    (12,428)          (14,070)
         Merger-related charges                                               --            17,534
         Other                                                               423           (24,505)
                                                                     -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                325,811           268,392
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
       in other banks                                                   (149,587)         (109,171)
   Net increase in Federal funds sold and
       securities purchased under agreements to resell                  (277,600)         (378,450)
   Proceeds from maturity of held-to-maturity
       investment securities                                              42,963           145,329
   Purchase of held-to-maturity investment securities                         --           (15,857)
   Proceeds from maturity of available-for-sale
       investment securities                                             391,753           398,822
   Purchase of available-for-sale investment securities                 (444,213)         (473,801)
   Proceeds from sale of available-for-sale
       investment securities                                              10,054                --
   Net increase in loans and leases to customers                      (1,087,738)         (390,041)
   Purchase of premises and equipment                                    (11,213)           (7,507)
   Other                                                                    (810)           (5,310)
                                                                     -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (1,526,391)         (835,986)
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                              966,071           945,031
   Net decrease in Federal funds purchased and securities
       sold under agreements to repurchase                               (26,507)         (364,159)
   Net decrease in other short-term borrowings                           (11,387)          (18,043)
   Proceeds from long-term debt                                          277,074            72,428
   Payments on long-term debt                                           (100,238)               --
   Cash dividends paid                                                   (63,582)          (56,263)
   Proceeds from issuance of common stock                                    556            15,463
   Proceeds from issuance of treasury stock                                  758             1,366
                                                                     -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,042,745           595,823
                                                                     -----------       -----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                      (157,835)           28,229
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                           809,961           664,772
                                                                     -----------       -----------
CASH AND DUE FROM BANKS AT END OF PERIOD                             $   652,126       $   693,001
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                     $   396,128       $   324,014
                                                                     ===========       ===========
   Income taxes paid                                                 $    32,301       $     9,061
                                                                     ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Loans converted into other real estate owned and
       repossessed personal property                                 $    15,645       $    11,627
                                                                     ===========       ===========
   Loans made to facilitate the sale of other real estate owned      $     3,700       $     4,830
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

        All per share information has been restated to reflect a two-for-one stock split done in the fourth quarter of 1999. In addition, all per share computations include both common and Class A common shares.

        2. NEW PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustments resulting from adopting SFAS No. 133 will be reported in net income or accumulated other adjustments to stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal quarters of all fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 addresses certain issues relating to the implementation of SFAS No. 133. Although considerable progress has been made in preparing for SFAS No. 133, interpretative guidance continues to be issued by the FASB that may significantly affect certain activities. As a result, we are developing and implementing strategies to adopt SFAS No. 133 for activities for which no further FASB interpretative guidance is expected. For certain other activities, contingency plans are being developed, and FASB actions are being closely monitored for indications of final rulings. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, is not expected to have a material effect on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of SFAS No. 125). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosure relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's consolidated financial statements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  COMMON STOCK INFORMATION
        The following tables present per share information that has been restated to reflect the two-for-one stock split effectuated in December 1999, and includes both common and Class A common shares.

        The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share for the periods indicated:

                                                                 QUARTER ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------------------------------
                                                         2000                                    1999
                                     -------------------------------------- ---------------------------------------------
                                       INCOME      AVERAGE SHARES   PER SHARE    Income       Average Shares    Per Share
                                     (NUMERATOR)   (DENOMINATOR)     AMOUNT    (Numerator)    (Denominator)      Amount
                                     ----------    --------------   ---------   ---------     --------------    ---------
                                                  (in thousands, except number of shares and per share data)
Basic:
   Net income                        $    56,812      124,708,668      $.46      $    36,855      124,432,800      $.30
Effect of dilutive securities -
   Stock Incentive
    Plan options                              --          425,256        --               --          721,456        --
                                     -----------      -----------      ----      -----------      -----------      ----
Diluted:
   Net income and
    assumed conversions              $    56,812      125,133,924      $.45      $    36,855      125,154,256      $.29
                                     ===========      ===========      ====      ===========      ===========      ====

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------------------------------------------------
                                                          2000                                       1999
                                     ----------------------------------------------- -------------------------------------
                                       INCOME        AVERAGE SHARES   PER SHARE     Income      Average Shares   Per Share
                                     (NUMERATOR)     (DENOMINATOR)     AMOUNT     (Numerator)    (Denominator)     Amount
                                     -----------     --------------   ---------   -----------   --------------   ---------
                                                     (in thousands, except number of shares and per share data)
Basic:
   Net income                        $   160,225      124,665,611      $1.29      $   123,880      123,869,150      $1.00
Effect of dilutive securities -
   Stock Incentive
    Plan options                              --          263,227         --               --          662,714         --
                                     -----------      -----------      -----      -----------      -----------      -----
Diluted:
   Net income and
    assumed conversions              $   160,225      124,928,838      $1.28      $   123,880      124,531,864      $ .99
                                     ===========      ===========      =====      ===========      ===========      =====

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. IMPAIRED LOANS
        The following table summarizes impaired loan information as of and for the nine months ended September 30, 2000 and 1999 and as of and for the year ended December 31, 1999:



                                                               SEPTEMBER 30,      December 31,     September 30,
                                                                   2000               1999              1999
                                                               -------------      ------------     -------------
                                                                                 (in thousands)
   Impaired loans                                                 $ 81,419          $ 95,421          $104,503
   Impaired loans with related allowance for credit
     losses calculated under SFAS No. 114                         $ 68,415          $ 72,258          $ 78,816
   Total allowance for credit losses on impaired loans            $ 14,744          $ 15,833          $ 20,676
   Average impaired loans                                         $ 88,742          $107,948          $105,760
   Interest income recognized on impaired loans                   $  2,986          $  4,349          $    430



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

5. MERGER WITH BANCWEST CORPORATION AND RELATED MATTERS
        On November 1, 1998, we consummated the merger (the "BancWest Merger") of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI"). FHI, the surviving corporation of the BancWest Merger, changed its name to BancWest Corporation on November 1, 1998. We recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.527 million in 1998. In connection with recording these costs, a liability of $11.302 million was recorded in 1998, of which $4.698 million remained accrued as of December 31, 1999. During the first nine months of 2000, this liability was reduced by $1.466 million related to excess leased commercial properties. As of September 30, 2000, $2.970 million related to excess leased commercial properties and $262,000 in other restructuring, merger-related and other nonrecurring costs remained accrued and unpaid. On July 19, 1999, we announced plans to consolidate our three existing data centers into a single data center in Honolulu. The consolidation is being accomplished through a facilities management contract with a service provider assuming management of First Hawaiian's existing information technology center. As a result of this consolidation effort, we recorded pre-tax restructuring and other nonrecurring costs of $6.854 million in the third quarter of 1999. Those costs were comprised of $3.777 million for the write-off of capitalized information technology costs, $1.454 million for employee severance costs and $1.623 million for other nonrecurring costs. At December 31, 1999, the amount of the outstanding liability relating to these costs was $2.618 million. During the first nine months of 2000, $1.006 million in other nonrecurring costs and $364,000 for employee severance were paid, further reducing this liability. At September 30, 2000, the remaining amounts accrued and unpaid for restructuring and other nonrecurring costs related to the consolidation of data centers were $1.072 million for employee severance costs and $176,000 for other nonrecurring costs.

6.  MERGER WITH SIERRAWEST BANCORP
        In connection with our 1999 acquisition of SierraWest Bancorp, we recorded pre-tax restructuring, merger-related and other nonrecurring costs of $10.680 million in 1999. These costs were comprised of $3.358 million in severance and other employee benefits, $1.648 million in equipment and occupancy expense, $4.219 million in expenses for legal and other professional services and $1.455 million in other nonrecurring costs. As of December 31, 1999, $949,000 of these costs remained accrued. During the first nine months of 2000, we paid $439,000 in severance and other employee benefits and $267,000 in other restructuring, merger-related and other nonrecurring costs, further reducing this liability. At September 30, 2000, approximately $243,000 of severance and other employee benefits remained accrued and unpaid.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. OPERATING SEGMENTS
        As of September 30, 2000, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily on the mainland United States. The First Hawaiian segment operates primarily in the State of Hawaii.

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

        The tables below present information about the Company's operating segments as of or for the quarter and nine months ended September 30, 2000 and 1999, respectively.

                                           QUARTER ENDED SEPTEMBER 30,
                        -----------------------------------------------------------------
                           BANK
                          OF THE       FIRST                   RECONCILING   CONSOLIDATED
                           WEST       HAWAIIAN       OTHER       ITEMS         TOTALS
                        --------      --------       -----     -----------   ------------
                                                  (in millions)
2000
NET INTEREST INCOME      $   107      $    84      $    (1)      $    --       $   190
NET INCOME                    29           29           (1)           --            57
SEGMENT ASSETS            10,643        7,301        2,836        (2,807)       17,973

1999
Net interest income      $    98      $    79      $    (2)      $     1       $   176
Net income                    17           21           (3)            2            37
Segment assets             9,515        7,139        2,698        (2,629)       16,723

                                          NINE MONTHS ENDED SEPTEMBER 30,
                        -----------------------------------------------------------------
                           BANK
                          OF THE       FIRST                   RECONCILING   CONSOLIDATED
                           WEST       HAWAIIAN       OTHER       ITEMS         TOTALS
                        --------      --------       -----     -----------   ------------
                                                 (in millions)
2000
NET INTEREST INCOME      $   314      $   246      $    (4)      $    --       $   556
NET INCOME                    82           83           (5)           --           160
SEGMENT ASSETS            10,643        7,301        2,836        (2,807)       17,973

1999
Net interest income      $   284      $   234      $    (6)      $     1       $   513
Net income                    59           69           (5)            1           124
Segment assets             9,515        7,139        2,698        (2,629)       16,723

The reconciling items in the tables above are primarily inter-company eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. BancWest's forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) whether Bank of the West completes as anticipated its expected acquisition of New Mexico and Nevada branches and is successful in retaining and further developing related loan, deposit, customer and employee relationships; (10) whether Bank of the West experiences delay or difficulty in completing New Mexico and Nevada branch conversions; (11) matters relating to the integration of BancWest's business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (12) our reliance on third parties to provide certain critical services, including data processing; (13) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies; (14) technological changes; (15) any delay or inability to complete the merger between Star Systems, Inc. and Concord EFS, Inc.; (16) other risks and uncertainties discussed in this document or detailed from time to time in other Securities and Exchange Commission filings that we make, including our 1999 Annual Report on Form 10-K; and (17) management's ability to manage risks that result from these and other factors.

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

BANCWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                      QUARTER ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------             -------------------------------
(dollars in thousands, except per share data)          2000                1999                 2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS:
Net income                                            $56,812              $36,855             $160,225            $123,880
Operating earnings(1)                                 $56,812              $47,127             $160,225            $135,510
Cash earnings(2)                                      $64,985              $45,033             $184,766            $148,210
Operating cash earnings(1),(2)                        $64,985              $55,305             $184,766            $159,840
Cash dividends                                        $21,202              $19,293             $ 63,582            $ 56,263
PER SHARE DATA(3):
Diluted:
      Earnings                                        $   .45              $   .29             $   1.28            $    .99
      Operating earnings(1)                           $   .45              $   .38             $   1.28            $   1.09
      Cash earnings(2)                                $   .52              $   .36             $   1.48            $   1.19
      Operating cash earnings(1),(2)                  $   .52              $   .44             $   1.48            $   1.28
Cash dividends                                        $   .17              $   .15             $    .51            $    .45
Book value (at September 30)                                                                   $   15.61           $  14.62
Market price (NYSE close at September 30)                                                      $   19.44           $  20.31

SELECTED FINANCIAL RATIOS:
Return on average total assets (ROA)                                                                1.23%               1.02%
Operating return on average total assets (ROA)(1)                                                   1.23%               1.12%
Return on average tangible assets(1),(4)                                                            1.48%               1.38%
Return on average stockholders' equity (ROE)                                                       11.37%               9.30%
Operating return on average stockholders' equity (ROE)(1)                                          11.37%              10.18%
Return on average tangible stockholders' equity(1),(4)                                             20.48%              19.74%
Net interest margin (taxable-equivalent basis)                                                      4.78%               4.76%
Allowance for credit losses to total loans and leases (at September 30)                             1.26%               1.31%
Nonperforming assets to total assets (at September 30)                                               .67%                .80%
Allowance for credit losses to nonperforming loans and leases (at September 30)                    193.4%              158.1%

(1) Excluding after-tax restructuring merger-related and other nonrecurring costs of $10,272,000 in July 1999 and $1,358,000 recorded in prior months of 1999.
(2)     Excluding amortization of goodwill and core deposit intangibles.
(3) All per share data have been calculated to include both common shares and Class A common shares and have been adjusted to give retroactive effect to the two-for-one stock split in the fourth quarter of 1999.
(4) Defined as operating cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and core deposit intangibles.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the quarter and nine months ended September 30, 2000 to the same periods in 1999:

    NINE MONTHS ENDED SEPTEMBER 30,               2000          1999      % Change
                                                --------      --------    --------
                                                           (in thousands)
           Net income                           $160,225      $123,880      29.3%
           Operating earnings(1)                 160,225       135,510      18.2
           Cash earnings(2)                      184,766       148,210      24.7
           Operating cash earnings(1),(2)        184,766       159,840      15.6

    QUARTER ENDED SEPTEMBER 30,

           Net income                            $56,812       $36,855      54.2%
           Operating earnings(1)                  56,812        47,127      20.6
           Cash earnings(2)                       64,985        45,033      44.3
           Operating cash earnings(1),(2)         64,985        55,305      17.5

           (1)     Excluding after-tax SierraWest merger-related costs.
           (2) Excluding amortization of goodwill and core deposit intangibles.

The increases in net income, operating earnings, cash earnings and operating cash earnings for the first nine months of 2000 compared to the same period in 1999 were primarily due to higher revenues, with net interest income increasing by 8.4%, or $43.221 million, and noninterest income increasing by 8.9%, or $12.672 million, excluding the $5.0 million in termination fees relating to the termination of our agreement to acquire branches from Zions Bancorporation and First Security Corporation and a gain on sale of surplus property of $1.218 million in the second quarter of 2000. Revenues increased mainly because of the growth in loan volumes in the mainland United States, higher net interest margin and increased noninterest income. We also increased net income and operating earnings by containing noninterest expense to an increase of 2.1%, or $8.189 million, for the first nine months of 2000 compared to the same period in 1999, excluding merger-related charges and nonrecurring expenses of approximately $3.0 million related to the cancelled branch acquisition in 2000; $17.534 million for the consolidation of data centers and the SierraWest merger in 1999; and $1.277 million for the charitable donation of a recreational center in the second quarter of 1999. The improved quarterly results in the third quarter of 2000 compared to the same period in 1999 were primarily caused by (1) higher net income, primarily from loan growth in the mainland United States; (2) higher noninterest income; and (3) containment of noninterest expense.

The following table shows diluted earnings, operating earnings, cash earnings and operating cash earnings per share for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999. All per-share data have been calculated to include both common and Class A common shares and have been adjusted to give retroactive effect to the two-for-one stock split in the fourth quarter of 1999:

                                                        2000       1999     % Change
                                                        ----       ----     --------
    NINE MONTHS ENDED SEPTEMBER 30,
           Diluted earnings                            $1.28      $ .99       29.3%
           Diluted operating earnings(1)                1.28       1.09       17.4
           Diluted cash earnings(2)                     1.48       1.19       24.4
           Diluted operating cash earnings(1),(2)       1.48       1.28       15.6

    QUARTER ENDED SEPTEMBER 30,
           Diluted earnings                            $ .45      $ .29       55.2%
           Diluted operating earnings(1)                 .45        .38       18.4
           Diluted cash earnings(2)                      .52        .36       44.4
           Diluted operating cash earnings(1),(2)        .52        .44       18.2

           (1) Excluding after-tax SierraWest merger-related costs.
           (2) Excluding amortization of goodwill and core deposit intangibles.

All per share earnings for the quarter and nine months ended September 30, 2000 increased over the same periods in 1999, due to higher net income and operating earnings in 2000.

The table below shows the return on average total assets, the return on average tangible assets, the return on average stockholders' equity and the return on average tangible stockholders' equity for the first nine months of 2000 compared to the same period in 1999. The return on average tangible assets is defined as cash earnings as a percentage of average total tangible assets. The return on average tangible stockholders' equity is defined as cash earnings as a percentage of average stockholders' equity minus average goodwill and core deposit intangibles.

                                                                      2000          1999       % Change
                                                                      ----          ----       --------
           Return on average total assets                             1.23%         1.02%         20.6%
           Operating return on average total assets(1)                1.23          1.12           9.8
           Return on average tangible assets(1)                       1.48          1.38           7.2
           Return on average stockholders' equity                    11.37          9.30          22.3
           Operating return on average stockholders' equity(1)       11.37         10.18          11.7
           Return on average tangible stockholders' equity(1)        20.48         19.74           3.7

           (1) Ratios are computed excluding after-tax SierraWest merger-related and other nonrecurring costs.

The increases in the above returns were a result of the higher profitability of our assets and stockholders' equity, with revenues increasing at a faster pace than expenses for the first nine months of 2000 compared to the same period in 1999.

NET INTEREST INCOME

The following table compares net interest income on a taxable-equivalent basis for the quarter and nine months ended September 30, 2000 to the same periods in 1999:

       NINE MONTHS ENDED SEPTEMBER 30,                 2000           1999         % Change
                                                       ----           ----         --------
                                                         (in thousands)
               Net interest income                   $555,841        $512,620        8.4%

    QUARTER ENDED SEPTEMBER 30,

               Net interest income                   $189,840        $175,505        8.2%

The increase in net interest income in the first nine months of 2000 over the same period in 1999 was primarily due to a 45-basis-point rise (1% equals 100 basis points) in the yield on average earning assets and an increase in average earning assets of 8.0%, or $1.152 billion, in the first nine months of 2000, partially offset by a 43-basis-point increase in the rate paid on funding sources.

The increase in net interest income for the quarter ended September 30, 2000 over the same period in 1999 was primarily due to a 61-basis-point rise (1% equals 100 basis points) in the yield on average earning assets and an increase in average earning assets of 9.1%, or $1.330 billion, for the quarter ended September 30, 2000, partially offset by a 64-basis-point increase in the rate paid on funding sources.

The following table compares net interest margin for the quarter and nine months ended September 30, 2000 to the same periods in 1999:


    NINE MONTHS ENDED SEPTEMBER 30,                                            Change
                                                                               (basis
                                                      2000         1999         points)
                                                      ----         ----        -------
               Yield on average earning assets        8.28%        7.83%         45
               Rate paid on funding sources           3.50         3.07          43
               Net interest margin                    4.78         4.76           2

    QUARTER ENDED SEPTEMBER 30,

               Yield on average earning assets        8.41%        7.80%         61
               Rate paid on funding sources           3.69         3.05          64
               Net interest margin                    4.72         4.75          (3)

The increase in the net interest margin in the first nine months of 2000 over the same period in 1999 was primarily due to increases in the yield on average earning assets, partially offset by increases in the rate paid on funding sources. Both the yield on average earning assets and the rate paid on funding sources reflect the cumulative effect through September 30, 2000 of the six interest rate increases by the Federal Reserve Bank in the past 12 months.

The decrease in the net interest margin in the third quarter of 2000 as compared to the same period in 1999 is primarily due to the 64-basis-point increase in the rate paid on funding sources, reflecting the multiple rate increases by the Federal Reserve in recent months. This increase was partially offset by the 61-basis-point increase on the yield on average earning assets. The interest rate spread, the difference between the yield on average earning assets and the rate paid on interest-bearing deposits and liabilities, has decreased by 21 basis points to 4.05% in the third quarter of 2000, as compared to the same period in 1999.


NINE MONTHS ENDED SEPTEMBER 30,                    2000             1999         % Change
                                                   ----             ----         --------
                                                                (in thousands)
           Average earning assets              $15,553,376        $14,401,788        8.0%
           Average loans and leases             13,109,103         12,240,119        7.1
           Average interest-bearing
             deposits and liabilities           13,222,282         12,345,678        7.1

QUARTER ENDED SEPTEMBER 30,

           Average earning assets              $15,993,383        $14,663,764        9.1%
           Average loans and leases             13,510,874         12,300,752        9.8
           Average interest-bearing
               deposits and liabilities         13,534,780         12,642,962        7.1

The increase in average earning assets was primarily due to increases in average loans and leases and investment securities. The increase in average loans and leases was primarily due to the growth of our Bank of the West operating segment's loan and lease portfolio. Significant increases in consumer loan and lease financing volumes reflect the continued economic strength of the Northern California and Pacific Northwest regions.

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


                                                                  QUARTER ENDED SEPTEMBER 30,
                               -----------------------------------------------------------------------------------------------------
                                                      2000                                            1999
                               -----------------------------------------------------------------------------------------------------
                                                    INTEREST                                        Interest
                                    AVERAGE          INCOME/         YIELD/         Average          Income/         Yield/
ASSETS                              BALANCE          EXPENSE         RATE(1)        Balance          Expense         Rate(1)
                               --------------      -----------      --------       -----------      -----------      --------
                                                                     (dollars in thousands)
Earning assets:
   Interest-bearing deposits
     in other banks               $   178,460      $     3,031          6.76%      $   375,888      $     5,069          5.35%
   Federal funds sold and
     securities purchased
     under agreements to
     resell                           248,986            4,166          6.66           259,902            3,487          5.32
   Investment securities            2,055,063           34,444          6.67         1,727,222           26,154          6.01
   Loans and leases(2),(3)         13,510,874          296,505          8.73        12,300,752          253,748          8.18
                                  -----------      -----------                     -----------      -----------

     Total earning assets          15,993,383          338,146          8.41        14,663,764          288,458          7.80
                                                   -----------                                      -----------
Nonearning assets                   1,819,847                                        1,757,709
                                  -----------                                      -----------

     Total assets                 $17,813,230                                      $16,421,473
                                  ===========                                      ===========



                                                              NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------------------------------------------------------------------
                                                   2000                                            1999
                               -------------------------------------------------------------------------------------------
                                                 INTEREST                                         Interest
                                 AVERAGE          INCOME/         YIELD/          Average          Income/        Yield/
                                 BALANCE          EXPENSE         RATE(1)         Balance          Expense        Rate(1)
ASSETS                         -----------      -----------      --------       -----------      -----------      --------
                                                                   (dollars in thousands)
Earning assets:
   Interest-bearing deposits   $   203,344      $     9,731          6.39%      $   304,190      $    11,878          5.22%
     in other banks
   Federal funds sold and
     securities purchased
     under agreements to           144,355            6,943          6.42           177,082            6,650          5.02
     resell                      2,096,574          103,845          6.62         1,680,397           75,313          5.99
   Investment securities        13,109,103          843,541          8.60        12,240,119          749,613          8.19
   Loans and leases(2),(3)     -----------      -----------                     -----------      -----------

                                15,553,376          964,060          8.28        14,401,788          843,454          7.83
     Total earning assets                       -----------                                      -----------
                                 1,839,590                                        1,767,604
Nonearning assets              -----------                                      -----------

                               $17,392,966                                      $16,169,392
     Total assets              ===========                                      ===========


(1)     Annualized.

(2) Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(3) Interest income for loans and leases included loan fees of $8,521 and $24,059 for the quarter and nine months ended September 30, 2000, respectively, and $9,176 and $25,406 for the quarter and nine months ended September 30, 1999, respectively.

                                                                     QUARTER ENDED SEPTEMBER 30,
                                --------------------------------------------------------------------------------------------------
                                                     2000                                               1999
                                -----------------------------------------------    -----------------------------------------------
                                                   INTEREST                                           Interest
LIABILITIES AND                   AVERAGE          INCOME/              YIELD/       Average          Income/              Yield/
STOCKHOLDERS' EQUITY              BALANCE          EXPENSE              RATE(1)      Balance          Expense             Rate(1)
                                -----------      -----------            -------    -----------      -----------           --------
                                                                 (dollars in thousands)
Interest-bearing deposits
   and liabilities:

   Deposits                     $11,851,955      $   120,389             4.04%     $11,252,696      $    93,677             3.30%
   Short-term borrowings            653,458           10,220             6.22          578,505            6,877             4.72
   Long-term debt and
      capital securities          1,029,367           17,617             6.81          811,761           12,240             5.98
                                -----------      -----------                       -----------      -----------

      Total interest-bearing
        deposits and
        liabilities              13,534,780          148,226             4.36       12,642,962          112,794             3.54
                                                     -------             ----                           -------             ----

      Interest rate spread                                               4.05%                                              4.26%
                                                                         ====                                               ====

Noninterest-bearing demand
   deposits(2)                    1,667,031                                          1,431,358
Other liabilities                   695,527                                            544,205
                                -----------                                        -----------

      Total liabilities          15,897,338                                         14,618,525

Stockholders' equity              1,915,892                                          1,802,948
                                -----------                                        -----------

      Total liabilities and
        stockholders' equity    $17,813,230                                        $16,421,473
                                ===========                                        ===========

      Net interest income
        and margin on
        earning assets                               189,920             4.72%                          175,664             4.75%
                                                                         ====                                               ====

Tax equivalent adjustment                                 80                                                159
                                                 -----------                                        -----------

      Net interest income                        $   189,840                                        $   175,505
                                                 ===========                                        ===========

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------------------------------------------------------------------
                                                      2000                                            1999
                                -----------------------------------------------    -----------------------------------------------
                                                  INTEREST                                            Interest
LIABILITIES AND                   AVERAGE          INCOME/              YIELD/      Average            Income/             Yield/
STOCKHOLDERS' EQUITY              BALANCE          EXPENSE              RATE(1)     Balance            Expense             Rate(1)
                                -----------      -----------            -------    -----------       -----------           -------
                                                                 (dollars in thousands)
Interest-bearing deposits
   and liabilities:

   Deposits                     $11,576,682      $   330,200             3.81%     $10,870,410       $   271,057             3.33%
   Short-term borrowings            671,066           29,836             5.94          693,268            23,913             4.61
   Long-term debt and
      capital securities            974,534           47,835             6.56          782,000            35,412             6.05
                                -----------      -----------                       -----------       -----------

      Total interest-bearing
        deposits and
        liabilities              13,222,282          407,871             4.12       12,345,678           330,382             3.58
                                                     -------             ----                            -------             ----

      Interest rate spread                                               4.16%                                               4.25%
                                                                         ====                                                ====

Noninterest-bearing demand
   deposits(2)                    1,623,310                                          1,516,002
Other liabilities                   664,635                                            527,389
                                -----------                                        -----------

      Total liabilities          15,510,227                                         14,389,069

Stockholders' equity              1,882,739                                          1,780,323
                                -----------                                        -----------

      Total liabilities and
        stockholders' equity    $17,392,966                                        $16,169,392
                                ===========                                        ===========

      Net interest income
        and margin on
        earning assets                               556,189             4.78%                           513,072             4.76%
                                                                         ====                                                ====
Tax equivalent adjustment                                348                                                 452
                                                 -----------                                         -----------

      Net interest income                        $   555,841                                         $   512,620
                                                 ===========                                         ===========

(1)     Annualized.
(2) Average noninterest-bearing demand deposits increased over prior year by a greater amount for the three months ended September 30, 2000 than for the nine months ended September 30, 2000, primarily due to reclassification in the first quarter of 1999 of certain portions of noninterest-bearing demand deposit accounts to the interest-bearing deposits category for reserve requirement purposes.

INVESTMENT SECURITIES

HELD-TO-MATURITY
The following table presents the amortized cost and fair values of held-to-maturity investment securities as of the dates indicated:

                                         SEPTEMBER 30,   December 31,   September 30,
                                            2000            1999            1999
                                         ------------    -----------    -------------
                                                        (in thousands)
                   Amortized cost         $  99,905       $ 142,868       $ 161,450

                   Unrealized gains              --               2              10

                   Unrealized losses         (2,876)         (3,768)         (2,719)
                                          ---------       ---------       ---------

                   Fair value             $  97,029       $ 139,102       $ 158,741
                                          =========       =========       =========

There were no realized gains and losses on held-to-maturity securities for the nine months ended September 30, 2000 and 1999. At September 30,2000, held-to-maturity investment securities decreased by $42.963 million, or 30.1%, to $99.905 million from December 31, 1999, principally due to maturities of investment securities.

AVAILABLE-FOR-SALE
The following table presents the amortized cost and fair values of available-for-sale investment securities as of the dates indicated:

                                          SEPTEMBER 30,     December 31,     September 30,
                                             2000              1999              1999
                                          -------------     ------------     -------------
                                                           (in thousands)

                   Amortized cost         $ 1,925,264       $ 1,882,265       $ 1,543,619

                   Unrealized gains             8,280             5,413             7,656

                   Unrealized losses          (13,417)          (19,675)          (12,464)
                                          -----------       -----------       -----------

                   Fair value             $ 1,920,127       $ 1,868,003       $ 1,538,811
                                          ===========       ===========       ===========

Gross realized gains and losses on available-for-sale investment securities for the nine months ended September 30, 2000 and 1999 were as follows:

                                               2000       1999
                                               ----       ----
                                               (in thousands)
                   Realized gains              $ 38       $  2

                   Realized losses              (97)       (23)
                                               ----       ----

                   Securities losses, net      $(59)      $(21)
                                               ====       ====

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method.

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories at September 30, 2000, December 31, 1999 and September 30, 1999:

                                              SEPTEMBER 30, 2000             December 31, 1999            September 30, 1999
                                            -----------------------       -----------------------       -----------------------
                                              AMOUNT            %           Amount            %           Amount            %
                                            -----------       -----       -----------       -----       -----------       -----
                                                                           (dollars in thousands)

Commercial, financial and agricultural      $ 2,475,096        18.2%      $ 2,212,757        17.7%      $ 2,147,270        17.4%

Real estate:
      Commercial                              2,548,303        18.8         2,466,822        19.7         2,447,207        19.9
      Construction                              430,765         3.2           408,078         3.3           421,314         3.4
      Residential:
           Insured, guaranteed or
             conventional                     1,929,500        14.2         1,915,516        15.3         1,972,599        16.0
           Home equity credit lines             443,635         3.3           447,273         3.5           451,340         3.7
                                            -----------       -----       -----------       -----       -----------       -----

           Total real estate loans            5,352,203        39.5         5,237,689        41.8         5,292,460        43.0
                                            -----------       -----       -----------       -----       -----------       -----

Consumer                                      3,462,373        25.5         2,987,347        23.8         2,858,183        23.2
Lease financing                               1,931,934        14.2         1,738,048        13.9         1,669,040        13.6
Foreign                                         344,214         2.6           348,198         2.8           348,698         2.8
                                            -----------       -----       -----------       -----       -----------       -----

           Total loans and leases            13,565,820       100.0%       12,524,039       100.0%       12,315,651       100.0%
                                                              =====                         =====                         =====


Less allowance for credit losses                171,386                       161,418                       161,543
                                            -----------                   -----------                   -----------

           Total net loans and leases       $13,394,434                   $12,362,621                   $12,154,108
                                            ===========                   ===========                   ===========

Total loans and leases to:

           Total assets                                        75.5%                         75.1%                         73.6%
           Total earning assets                                85.2%                         86.6%                         83.9%
           Total deposits                                      98.0%                         97.3%                         94.8%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At September 30, 2000, total net loans and leases were $13.394 billion, representing increases of 8.3% and 10.2% over December 31, 1999 and September 30, 1999, respectively. The increase from September 30, 2000, as compared to September 30, 1999, was primarily due to increases in consumer loans and lease financing, primarily in our Bank of the West operating segment. The increase was partially offset by decreases in all real estate loan categories and certain consumer loans in our First Hawaiian operating segment.

Commercial, financial and agricultural loans as of September 30, 2000 increased $262.339 million, or 11.9%, over December 31, 1999, and increased $327.826 million, or 15.3%, over September 30, 1999. The Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, with credit extensions on the mainland United States accounting for the majority of the increase in loan and lease balances and the geographic and industry diversification during the nine months ended September 30, 2000. Overall loan volume in the First Hawaiian operating segment increased modestly, reflecting the growing rebound in the Hawaii economy.

Insured, guaranteed or conventional residential real estate loans increased $13.984 million, or .7%, from December 31, 1999, and decreased $43.099 million, or 2.2%, from September 30, 1999. The rising interest rate environment, which has resulted in a decrease in the production of new loans as well as payoffs/paydowns, were the primary reasons for the decrease from September 30, 1999. The modest increase over December 31, 1999 was primarily due to the effects of the slowly strengthening Hawaiian economy.

Consumer loans as of September 30, 2000 increased $475.026 million, or 15.9%, over December 31, 1999, and $604.190 million, or 21.1%, over September 30, 1999. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. The increase in consumer loans at September 30, 2000 as compared to December 31, 1999 and September 30, 1999 was primarily a result of growth in our Bank of the West operating segment on the mainland United States.

Lease financing as of September 30, 2000 increased $193.886 million, or 11.2%, over December 31, 1999, and $262.894 million, or 15.8%, over September 30, 1999. The increase in lease financing from September 30, 1999 was primarily due to an increase in the automobile lease portfolio in our Bank of the West operating segment. The increase in lease financing at September 30, 2000, as compared to December 31, 1999, was primarily due to increases on the mainland United States.

The Company's foreign loans are principally in Guam and Saipan. Foreign loans as of September 30, 2000 decreased $3.984 million, or 1.1%, compared to December 31, 1999, with approximately 93% domiciled in Guam and Saipan.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At September 30, 2000, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

DEPOSITS

The following table sets forth the average balances and the average rates paid on deposits for the periods indicated:


                                                           QUARTER ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                       2000                        1999
                                             -----------------------       ---------------------
                                               AVERAGE      AVERAGE         Average      Average
                                               BALANCE      RATE(1)        Balance       Rate(1)
                                             -----------    -------        ---------     -------
                                                             (dollars in thousands)
     Interest-bearing demand                 $   309,401      1.06%      $   312,908      1.26%
     Savings                                   5,236,840      1.99         5,191,317      1.83
     Time                                      6,305,714      5.89         5,748,471      4.74
                                             -----------                 -----------

        Total interest-bearing deposits       11,851,955      4.04        11,252,696      3.30


     Noninterest-bearing demand                1,667,031        --         1,431,358        --
                                             -----------                 -----------

        Total deposits                       $13,518,986      3.54%      $12,684,054      2.93%
                                             ===========                 ===========

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------
                                                       2000                        1999
                                             -----------------------      ---------------------
                                               AVERAGE       AVERAGE       Average      Average
                                               BALANCE       RATE(1)       Balance      Rate(1)
                                             -----------     -------      ---------     -------
                                                             (dollars in thousands)
     Interest-bearing demand                 $   312,007      1.24%      $   310,698      1.22%
     Savings                                   5,170,312      1.91         5,017,656      1.89
     Time                                      6,094,363      5.55         5,542,056      4.76
                                             -----------                 -----------

        Total interest-bearing deposits       11,576,682      3.81        10,870,410      3.33


     Noninterest-bearing demand                1,623,310        --         1,516,002        --
                                             -----------                 -----------

        Total deposits                       $13,199,992      3.34%      $12,386,412      2.93%
                                             ===========                 ===========

Average interest-bearing deposits increased $599.259 million, or 5.3%, and $706.272 million, or 6.5%, for the quarter and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increases were due primarily to the growth in our customer deposit base, primarily in the Bank of the West operating segment, and various deposit product programs that we initiated. In addition, time deposits increased due to our funding asset growth by utilizing negotiable and brokered time certificates of deposits. The increases in nearly all of the rates paid on deposits reflect the higher interest rate environment, caused primarily by rate increases by the Federal Reserve.

Average noninterest-bearing demand products increased $235.673 million, or 16.5%, and $107.308 million, or 7.1%, for the quarter and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increases were primarily due to growth in noninterest-bearing demand accounts, primarily in the Bank of the West operating segment, reflecting the overall strength of the economy in its area of operation and specialized promotional efforts. The increase for the quarter ended September 30, 2000 was higher than for the nine months ended September 30, 2000, compared to the same periods in 1999, because of the reclassification in the first quarter of 1999 of certain portions of noninterest-bearing demand deposit accounts to the savings deposit category for reserve requirement purposes. The total amounts reclassified for the quarter and nine months ended September 30, 2000 were $1.633 billion and $1.591 billion, respectively. In 1999, the amounts reclassified for the quarter and nine months ended September 30, 2000 were $1.499 billion and $1.353 billion, respectively.

(1)     Annualized.

NONPERFORMING ASSETS

Nonperforming assets at September 30, 2000, December 31, 1999 and September 30, 1999 are as follows:

                                                                                 SEPTEMBER 30,   December 31,   September 30,
                                                                                     2000           1999           1999
                                                                                 ------------    -----------    -------------
                                                                                            (dollars in thousands)
Nonperforming Assets
      Nonaccrual:
          Commercial, financial and agricultural                                    $ 18,874       $ 22,222       $ 20,727
          Real estate:
             Commercial                                                               21,108         25,790         29,481
             Construction                                                                666          2,990          1,076
             Residential:
                Insured, guaranteed or conventional                                   13,382         18,174         18,696
                Home equity credit lines                                                 566            940            924
                                                                                    --------       --------       --------

                  Total real estate loans                                             35,722         47,894         50,177
                                                                                    --------       --------       --------

          Consumer                                                                     3,418          1,625          2,426
          Lease financing                                                              6,108          3,391          3,495
          Foreign                                                                      5,241          2,162          1,941
                                                                                    --------       --------       --------

                  Total nonaccrual loans and leases                                   69,363         77,294         78,766
                                                                                    --------       --------       --------

      Restructured:
          Commercial, financial and agricultural                                         927          1,004          2,132
          Real estate:
             Commercial                                                                9,593          7,905          6,653
             Construction                                                              7,649         11,024         13,524
             Residential:
                Insured, guaranteed or conventional                                    1,108          1,100          1,101
                                                                                    --------       --------       --------
                  Total real estate loans                                             18,350         20,029         21,278
                                                                                    --------       --------       --------
                  Total restructured loans and leases                                 19,277         21,033         23,410
                                                                                    --------       --------       --------
                  Total nonperforming loans and leases                                88,640         98,327        102,176

      Other real estate owned and repossessed personal property                       31,300         28,429         31,801
                                                                                    --------       --------       --------
                  Total nonperforming assets                                        $119,940       $126,756       $133,977
                                                                                    ========       ========       ========

Past due loans and leases(1):
      Commercial, financial and agricultural                                        $  4,227       $  1,280       $  3,303
      Real estate:
          Commercial                                                                   2,206          1,436          5,591
          Residential:
             Insured, guaranteed or conventional                                       3,472          7,751          8,677
             Home equity credit lines                                                    529            575          1,565
                                                                                    --------       --------       --------
                Total real estate loans                                                6,207          9,762         15,833
                                                                                    --------       --------       --------

      Consumer                                                                         2,549          2,043          2,135
      Lease financing                                                                    254            113            142
      Foreign                                                                            764          4,824          5,054
                                                                                    --------       --------       --------
                Total past due loans and leases                                     $ 14,001       $ 18,022       $ 26,467
                                                                                    ========       ========       ========

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
      Excluding past due loans and leases                                                .88%          1.01%          1.09%
      Including past due loans and leases                                                .99%          1.15%          1.30%

Nonperforming assets to total assets (end of period):
      Excluding past due loans and leases                                                .67%           .76%           .80%
      Including past due loans and leases                                                .75%           .87%           .96%

(1) Represents loans and leases which are past due 90 days as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at September 30, 2000 were $119.940 million, or .88% of total loans and leases and other real estate owned ("OREO") and repossessed personal property, compared to 1.09% at September 30, 1999. Nonperforming assets at September 30, 2000 were .67% of total assets, compared to .80% at September 30, 1999.

Nonperforming assets at September 30, 2000 decreased by $6.816 million, or 5.4%, from December 31, 1999. The decrease was primarily attributable to decreases in nonaccrual commercial, financial and agricultural loans and all components of nonaccrual real estate loans. The decrease in nonaccrual commercial, financial and agricultural loans was primarily due to the transfer of a loan totaling $4.692 million to accrual status. The decrease in real estate - residential loans was primarily attributable to the transfer of nonaccrual loans and leases to OREO, payoffs and partial paydowns of nonaccrual loans and leases. These decreases were partially offset by an increase in the lease financing and foreign components of nonaccrual loans and leases.

Nonperforming assets at September 30, 2000 decreased by $14.037 million, or 10.5%, from September 30, 1999. The decrease was primarily attributable to decreases in nonaccrual real estate and restructured real estate - construction loans. The decrease in nonaccrual real estate was primarily attributable to the transfers of nonaccrual loans and leases to OREO, pay-offs and partial pay-downs of nonaccrual loans and leases. The decrease in restructured loans and leases was primarily due to the partial charge-offs of a real estate construction loan of $5.875 million. These decreases were partially offset by an increase in the lease financing and foreign components of nonaccrual loans and leases and restuctured real estate - commercial loans.

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

Other than the loans listed in the table on page 22, at September 30, 2000 we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower's ability to repay the loan under existing terms.

Loans past due 90 days or more and still accruing totaled $14.001 million at September 30, 2000, a decrease of $12.466 million, or 47.1%, from September 30, 1999. Loans past due 90 days or more and still accruing interest decreased by $4.021 million, or 22.3%, from December 31, 1999 to September 30, 2000. The decreases are primarily due to lower real estate loan delinquencies. All of the loans that are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

Hawaii has finally begun to recover from the economic stagnation that plagued it through much of the 1990's. This improvement in Hawaii's economic condition is one of the factors that led to the decrease in nonperforming assets in the First Hawaiian operating segment. Also, the economies in California and the Pacific Northwest, the Bank of the West operating segment's primary areas of operation, continue to expand. These economic trends have helped to bring about the decline in nonperforming assets since September 30, 1999.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

                                                                           QUARTER ENDED
                                                                           SEPTEMBER 30,
                                                                -----------------------------------
                                                                    2000                   1999
                                                                ------------           ------------
                                                                      (dollars in thousands)
Loans and leases outstanding (end of period)                    $ 13,565,820           $ 12,315,651
                                                                ============           ============

Average loans and leases outstanding                            $ 13,510,874           $ 12,300,752
                                                                ============           ============

Allowance for credit losses summary:
    Balance at beginning of period                              $    169,340           $    160,433
                                                                ------------           ------------

    Transfer of allowance allocated
       to securitized loans                                               --                     --

    Loans and leases charged off:
       Commercial, financial and agricultural                          1,337                  1,326
       Real estate:
          Commercial                                                   1,448                    257
          Construction                                                 1,125                  1,000
          Residential                                                  1,633                  1,620
       Consumer                                                        6,354                  7,166
       Lease financing                                                 3,450                  1,849
       Foreign                                                           553                    366
                                                                ------------           ------------
          Total loans and leases charged off                          15,900                 13,584
                                                                ------------           ------------

    Recoveries on loans and leases previously charged off:
       Commercial, financial and agricultural                            638                    826
       Real estate:
          Commercial                                                      31                     37
          Construction                                                     9                     --
          Residential                                                    226                    151
       Consumer                                                        1,644                  1,418
       Lease financing                                                   493                    427
       Foreign                                                           105                     --
                                                                ------------           ------------
          Total recoveries on loans and leases
             previously charged off                                    3,146                  2,859
                                                                ------------           ------------
          Net charge-offs                                            (12,754)               (10,725)
                                                                ------------           ------------
    Provision for credit losses                                       14,800                 11,835
                                                                ------------           ------------
    Balance at end of period                                    $    171,386           $    161,543
                                                                ============           ============

Net loans and leases charged off to average loans
    and leases                                                           .38%(1)                .35%(1)
Net loans and leases charged off to allowance for
    credit losses                                                      29.60%(1)              26.34%(1)
Allowance for credit losses to total
    loans and leases (end of period)                                    1.26%                  1.31%
Allowance for credit losses to nonperforming
    loans and leases (end of period):
       Excluding 90 days past due
          accruing loans and leases                                    1.93X                  1.58x
       Including 90 days past due
          accruing loans and leases                                    1.67X                  1.26x

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                -----------------------------------
                                                                   2000                    1999
                                                                ------------           ------------
                                                                      (dollars in thousands)
Loans and leases outstanding (end of period)                    $ 13,565,820           $ 12,315,651
                                                                ============           ============

Average loans and leases outstanding                            $ 13,109,103           $ 12,240,119
                                                                ============           ============

Allowance for credit losses summary:
    Balance at beginning of period                              $    161,418           $    158,294
                                                                ------------           ------------

    Transfer of allowance allocated
       to securitized loans                                               --                 (1,025)

    Loans and leases charged off:
       Commercial, financial and agricultural                          4,226                  5,295
       Real estate:
          Commercial                                                   2,556                  2,107
          Construction                                                 3,480                  1,021
          Residential                                                  4,810                  3,557
       Consumer                                                       19,532                 20,778
       Lease financing                                                 7,552                  5,496
       Foreign                                                         1,075                    626
                                                                ------------           ------------
          Total loans and leases charged off                          43,231                 38,880
                                                                ------------           ------------

    Recoveries on loans and leases previously charged off:
       Commercial, financial and agricultural                          1,467                  1,302
       Real estate:
          Commercial                                                     126                    216
          Construction                                                    41                     18
          Residential                                                    769                    802
       Consumer                                                        4,989                  4,215
       Lease financing                                                 1,547                  1,190
       Foreign                                                           280                      6
                                                                ------------           ------------
          Total recoveries on loans and leases
             previously charged off                                    9,219                  7,749
                                                                ------------           ------------
          Net charge-offs                                            (34,012)               (31,131)
                                                                ------------           ------------
    Provision for credit losses                                       43,980                 35,405
                                                                ------------           ------------
    Balance at end of period                                    $    171,386           $    161,543
                                                                ============           ============

Net loans and leases charged off to average loans
    and leases                                                           .35%(1)                .34%(1)
Net loans and leases charged off to allowance for
    credit losses                                                      26.51%(1)              25.76%(1)
Allowance for credit losses to total
    loans and leases (end of period)                                    1.26%                  1.31%
Allowance for credit losses to nonperforming
    loans and leases (end of period):
       Excluding 90 days past due
          accruing loans and leases                                    1.93X                  1.58x
       Including 90 days past due
          accruing loans and leases                                    1.67X                  1.26x

(1)     Annualized.

The provision for credit losses for the first nine months of 2000 was $43.980 million, an increase of $8.575 million, or 24.2%, over the same period in 1999. The increase in the provision for credit losses for the first nine months of 2000 over the same period in 1999 primarily reflects the larger loan portfolio resulting from our continued loan volume growth.

The provision for credit losses is based upon management's judgment as to the adequacy of the allowance for credit losses (the "Allowance") to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management's judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

        - Setting Underwriting and Grading Standards. In 1996, we refined our loan grading system to ten different principal risk categories where "1" is "no risk" and "10" is "loss" and began an effort to decrease our exposure to customers in the weaker credit categories. We also established risk parameters so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.
        - Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.
        - Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 3.2% of total loans and leases at September 30, 2000), Hawaii commercial real estate, health care, hotel and agricultural loans. We have also reduced our exposure in the Asia-Pacific region from $101.0 million at December 31, 1997 to $46.3 million at September 30, 2000. These outstanding loans are collateralized by Hawaii real estate and letters of credit.
        - Restricted Participation in Syndicated National Credits. We restrict our participation in syndicated national credits primarily to providing back-up commercial paper facilities to investment-grade companies. In addition to the back-up commercial paper facilities, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. At September 30, 2000, the combined ratio of nonperforming assets to total loans for both shared national credits and media finance aggregated 0.78%.
        - Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 63% of our lease financing portfolio and 23% of our combined lease financing and consumer loans at September 30, 2000), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values we set aside reserves to fully cover the uninsured portion.

Charge-offs were $43.231 million for the first nine months of 2000, an increase of $4.351 million, or 11.2%, over the same period in 1999. The increase was primarily due to charge-offs of one real estate - construction loan, three real estate - commercial loans, several leases and consumer loans in the first nine months of 2000, totaling $31.663 million.

For the first nine months of 2000, recoveries increased by $1.470 million, or 19.0%, over the same period in 1999. The increase in recoveries was primarily in consumer, leasing and commercial, financial and agricultural loans.

The Allowance increased to 1.93 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at September 30, 2000 from
1.58 times at September 30, 1999. The increase in the ratio is principally due to an increase in the Allowance as a result of the growth in our loan portfolio and a decrease in nonperforming loans and leases.

In management's judgment, the Allowance was adequate to absorb potential losses currently inherent in the loan and lease portfolio at September 30, 2000. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance.

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the quarter and nine months ended September 30, 2000, as compared to the same periods in 1999:

     NINE MONTHS ENDED SEPTEMBER 30,                    2000               1999         % Change
                                                      ---------         ----------      ---------
                                                             (in thousands)
            Service charges on deposit accounts       $  54,700          $  50,060        9.3%
            Trust and investment services income         27,234             24,927        9.3
            Securities losses, net                          (59)               (21)       N/M
            Other service charges and fees               54,561             48,384       12.8
            Other                                        25,376(1)          19,572       29.7
                                                      ---------          ---------
                Total noninterest income              $ 161,812          $ 142,922       13.2%
                                                      =========          =========

                (1) Excluding $5.0 million termination fees and $1.218 million gain on sale, other noninterest income decreased by 2.1%.

    QUARTER ENDED SEPTEMBER 30,

            Service charges on deposit accounts       $ 19,263       $ 17,058        12.9%
            Trust and investment services income         9,451          8,109        16.5
            Securities losses, net                         (28)            (1)        N/M
            Other service charges and fees              18,093         14,489        24.9
            Other                                        6,788          6,828         (.6)
                                                      --------       --------
                Total noninterest income              $ 53,567       $ 46,483        15.2%
                                                      ========       ========

            N/M - Not Meaningful.


As the table above shows in more detail, noninterest income increased by 15.2% and 13.2% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Factors causing the increases include:

- In the second quarter of 2000, we received $5.0 million in termination fees related to the previous plan to acquire branches that were to be divested under the terminated Zions Bancorporation and First Security Corporation merger. Also in the second quarter of 2000, we recorded the gain on the sale of a surplus facility of $1.218 million. Both of these items were included in other noninterest income. Excluding these two items, total noninterest income increased by 8.9% for the nine months ended September 30, 2000, compared to the same period in 1999.
- Service charges on deposit accounts increased for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999, primarily due to higher levels of deposits caused by the expansion of our customer deposit base, predominately in our Bank of the West operating segment.
- Trust and investment services income increased for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999, primarily due to increased money management services to both retail and institutional clients, reflecting our continuing efforts to strengthen and diversify our revenue base.
- Other service charges and fees increased for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999, primarily due to: (1) higher merchant services fees, due to higher fee charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; (3) higher miscellaneous service fees; and (4) higher annuity and mutual fund sales.

BancWest and one of its bank subsidiaries hold about 5% of the shares of Star Systems, Inc. ("Star Systems"), the nation's largest PIN-secured payments network, which recently announced a merger agreement with Concord EFS, Inc. If the Star-Concord merger is completed as planned during the first half of 2001, Concord will issue 24.75 million unregistered shares to Star Systems shareholders. BancWest may earn significant noninterest income as a result of receiving these shares in the first half of 2001.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the quarter and nine months ended September 30, 2000 as compared to the same periods in 1999:

    NINE MONTHS ENDED SEPTEMBER 30,
                                                    2000          1999       % Change
                                                  --------      --------     --------
                                                      (in thousands)
               Salaries and wages                 $137,209      $136,388       0.6%
               Employee benefits                    41,320        40,626       1.7
               Occupancy expense                    46,752        45,044       3.8
               Outside services                     35,131        32,457       8.2
               Intangible amortization              27,443        26,812       2.4
               Equipment expense                    21,654        23,318      (7.1)
               Stationery and supplies              15,009        16,377      (8.4)
               Advertising and promotion            12,397        12,388       0.1
               Merger-related charges                   --        17,534       N/M
               Other                                61,584        55,212      11.5
                                                  --------      --------
                   Total noninterest expense      $398,499      $406,156      (1.9)%
                                                  ========      ========

    QUARTER ENDED SEPTEMBER 30,

               Salaries and wages                 $ 46,652      $ 45,133      3.4%
               Employee benefits                    13,559        14,050     (3.5)
               Occupancy expense                    15,836        15,141      4.6
               Outside services                     11,001        11,470     (4.1)
               Intangible amortization               9,141         8,953      2.1
               Equipment expense                     7,310         7,683     (4.9)
               Stationery and supplies               5,230         5,243     (0.2)
               Advertising and promotion             3,993         4,056      1.6
               Merger-related charges                   --        16,116      N/M
               Other                                18,757        17,232      8.8
                                                  --------      --------
                   Total noninterest expense      $131,479      $145,077     (9.4)%
                                                  ========      ========

               N/M - Not Meaningful.

As the table above shows in more detail, noninterest expense decreased by 9.4% and 1.9% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Factors causing the decreases include:

- In the second quarter of 2000, we recognized approximately $3.0 million in expenses related to the planned acquisition of divested branches resulting from the terminated merger of Zions Bancorporation and First Security Corporation. In the second quarter of 1999, we donated a recreation center to a community group in Hawaii resulting in a pre-tax loss of $1.277 million. Both of these items were included in other noninterest expense in the respective years. Excluding these two items and merger-related charges, noninterest expense increased over the same periods in 1999 by 2.0% for the quarter and 2.1% for the nine months ended September 30, 2000.
- The reduction of equipment expenses and increase in outside service expense for the first nine months of 2000, as compared to the same period in 1999, are both related to the facilities management agreement that we have entered into for the consolidation and operation of a single data center. The decrease in equipment expense is due to the transfer of certain assets to the outside service provider under the facilities management agreement. The increase in the outside service expense is primarily due to the fee paid for the facilities management agreement.
- Occupancy expense increased for the first nine months and third quarter of 2000 over the same periods in 1999, due primarily to increases in rent expense for certain facilities.

INCOME TAXES

The Company's effective income tax rates (exclusive of the tax equivalent adjustment) for the quarter and nine months ended September 30, 2000 were 41.5% and 41.8%, respectively, as compared to 43.4% and 42.1% for the same periods in 1999. The decrease in the effective tax rate was primarily due to certain non-deductible restructuring, merger-related and other nonrecurring cost incurred in 1999, partially offset by the tax benefits related to the charitable donation of the recreation center in the second quarter of 1999.

LIQUIDITY AND CAPITAL

Stockholders' equity was $1.947 billion at September 30, 2000, an increase of 5.6% over $1.843 billion at December 31, 1999. Compared to September 30, 1999, stockholders' equity at September 30, 2000 increased by $126.264 million, or 6.9%. The increase was primarily due to net income for the respective periods, less dividends paid.

Under regulation established to ensure capital adequacy, the Company is required to maintain minimum amounts of Tier 1 and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of September 30, 2000 are set forth below:

                                                           For Capital
                                 Actual                 Adequacy Purposes
                         ----------------------      ------------------------
                          Amount        Ratio          Amount         Ratio
                         -------       --------      ----------      --------
                                        (dollars in thousands)
Tier 1 Capital to
     Risk-Weighted
     Assets              $1,409,080       8.79%      $  641,388       4.00%
Total Capital to
     Risk-Weighted
     Assets              $1,680,466      10.48%      $1,282,777       8.00%
Tier 1 Capital to
     Average Assets      $1,409,080       8.21%      $  515,153       3.00%

As of September 30, 2000 the Company's depository institution subsidiaries were categorized as well-capitalized under the applicable federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must have a Tier 1 risk-based capital ratio of 6.00% or greater, a total risk-based capital ratio of 10.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure.

NEW MEXICO AND NEVADA BRANCH ACQUISITIONS

In September 2000, Bank of the West entered into agreements to acquire branches in New Mexico and Nevada that are being divested by First Security Corporation in connection with its merger with Wells Fargo & Company. If the acquisition is completed Bank of the West will add 23 branches in New Mexico and seven in Nevada, along with approximately $1.2 billion in deposits and $300 million in commercial, consumer and agricultural loans. Bank of the West expects to incur pre-tax merger and integration charges of approximately $4 million during the fourth quarter of this year and the first quarter of 2001 for the integration of the branches.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, there was no significant change in the Company's market risk from the information provided with respect to "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Quantitative and qualitative disclosures regarding the Company's market risk are also included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 39 through 41) and "Notes to Consolidated Financial Statements" (pages 51 through 53) in the Financial Review section of the Company's Annual Report 1999.

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


                                              BANCWEST CORPORATION
                                                      (REGISTRANT)



Date        November 13, 2000                 By    /s/ HOWARD H. KARR
     ---------------------------------           -------------------------------
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