Form 10-K
period 2000-12-31
BANCWEST CORP/HI
filed 2001-03-02
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                    FORM 10-K

  (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______________ to _______________.

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

       Registrant's telephone number, including area code: (808) 525-7000
                             ---------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    Name of each exchange on
     Title of each class                                which registered
     -------------------                                ----------------
Common Stock, $1.00 Par Value                       New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                             ---------------------
                                (Title of class)

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

                                  Yes [X] No[ ]

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

               The aggregate market value of the common stock held
                by nonaffiliates of the registrant as of January
                          31, 2001 was $1,280,717,000.

                 The number of shares outstanding of each of the
                   registrant's classes of common stock as of
                              January 31, 2001 was:

         Title of Class                         Number of Shares Outstanding
         --------------                         ----------------------------
   Common Stock, $1.00 Par Value                      68,560,949 Shares
Class A Common Stock, $1.00 Par Value                 56,074,874 Shares

                             ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the following documents are incorporated by reference in this Form 10-K:

                DOCUMENTS                                  FORM 10-K REFERENCE
  BancWest Corporation Proxy Statement
for the 2001 Annual Meeting of Stockholders                       Part III

================================================================================

INDEX
-------------------------------------------------------------------------------


PART I                                                                                   Page
Item 1. Business.........................................................................   3
Item 2. Properties ......................................................................  13
Item 3. Legal Proceedings................................................................  13
Item 4. Submission of Matters to a Vote of Security Holders..............................  13

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........  13
Item 6.  Selected Financial Data.........................................................  15
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................................  17
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......................  35
Item 8.  Financial Statements and Supplementary Data.....................................  40
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ...........................................................  71

PART III
Item 10. Directors and Executive Officers of the Registrant..............................  71
Item 11. Executive Compensation..........................................................  71
Item 12. Security Ownership of Certain Beneficial Owners and Management..................  71
Item 13. Certain Relationships and Related Transactions..................................  71

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................   71
         Exhibits........................................................................   72
         Signatures......................................................................   73



2  BancWest Corporation and Subsidiaries

PART I
-------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

BANCWEST CORPORATION

     BancWest Corporation, a Delaware corporation (the "Corporation," the "Company" or "we/our"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Corporation is allowed to acquire or invest in the securities of companies that are engaged in banking or in activities closely related to banking as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank with authority to operate interstate branches in Oregon, Washington, Nevada, New Mexico and Idaho; First Hawaiian Bank ("First Hawaiian"), a State of Hawaii-chartered bank; FHL Lease Holding Company, Inc. ("FHL"), a financial services loan company; BancWest Capital I ("BWE Trust") and First Hawaiian Capital I ("FH Trust"), both Delaware business trusts. Bank of the West, First Hawaiian, FHL, BWE Trust and FH Trust are wholly-owned subsidiaries of the Corporation. At December 31, 2000, the Corporation had consolidated total assets of $18.5 billion, total loans and leases of $14 billion, total deposits of $14.1 billion and total stockholders' equity of $2 billion. Based on assets as of December 31, 2000, BancWest Corporation was the 36th largest bank holding company in the United States.

     On November 1, 1998, the former BancWest Corporation ("Old BancWest"), parent company of Bank of the West, merged (the "BancWest Merger") with and into First Hawaiian, Inc. ("FHI"). Upon consummation of the BancWest Merger, FHI, the surviving corporation, changed its name to "BancWest Corporation." Prior to the consummation of the BancWest Merger, Old BancWest was wholly-owned by Banque Nationale de Paris, now BNP Paribas. BNP Paribas received approximately 25.8 million shares (equivalent to 51.6 million shares after adjusting for the two-for-one stock split in December 1999) of the Corporation's newly authorized Class A Common Stock representing approximately 45% of the then outstanding total voting stock of the Corporation in the BancWest Merger (a purchase price of approximately $905.7 million). As a result of the BancWest Merger, Bank of the West became a wholly-owned subsidiary of the Corporation. Additional information regarding the BancWest Merger is included in Note 2 Mergers and Acquisitions (pages 50 and 51), Note 3 Restructuring, Merger-Related and Other Nonrecurring Costs (pages 51 and 52) and Note 12 Common Stock and Earnings Per Share (pages 57 and 58).

     On July 1, 1999, the Corporation acquired SierraWest Bancorp ("SierraWest"). SierraWest and its subsidiary, SierraWest Bank, were merged with and into Bank of the West (the "SierraWest Merger") resulting in the issuance of approximately 4.4 million shares (equivalent to 8.8 million shares after adjusting for the two-for-one stock split in December 1999) of the Corporation's common stock to the shareholders of SierraWest. The acquisition was accounted for using the pooling-of-interests method of accounting. Additional information regarding the SierraWest Merger is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 17 through 39),
Note 2 Mergers and Acquisitions (pages 50 and 51), Note 3 Restructuring, Merger-Related and Other Nonrecurring Costs (pages 51 and 52) and Note 12 Common Stock and Earnings Per Share (pages 57 and 58).

     In the third quarter of 2000, the Corporation entered into an agreement to acquire 23 branches in New Mexico and seven branches in Nevada. The branches will add approximately $1.2 billion of deposits and $300 million of loans. The branches are being divested as part of the merger between First Security Corporation and Wells Fargo & Company. The acquisition of the Nevada branches was completed in January 2001, while the acquisition of the New Mexico branches is expected to be completed by mid-February 2001.

BANK OF THE WEST

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

     Bank of the West is the fourth largest bank in California, with total assets of approximately $11.2 billion, total loans and leases of $8.5 billion, and total deposits of approximately $8.2 billion at December 31, 2000. Bank of the West conducts a general commercial banking business, providing retail and corporate banking

                                      BancWest Corporation and Subsidiaries   3

-------------------------------------------------------------------------------

and trust services to individuals, institutions, businesses and governments through 170 branches (including seven Nevada branches acquired in January 2001) and other commercial banking offices located primarily in the San Francisco Bay area and elsewhere in the Northern and Central Valley regions of California and in Oregon, Washington, Idaho and Nevada. The expected completion of the acquisition of 30 branches in the first quarter of 2001 will bring the total number of Bank of the West branches to 193 and will add approximately $1.2 billion in deposits and $300 million in loans. Bank of the West also originates indirect automobile loans and leases, recreational vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states. Bank of the West's principal subsidiary is Essex Credit Corporation ("Essex"), a Connecticut corporation. Essex is engaged primarily in the business of originating and selling consumer loans on a nationwide basis, such loans being made for the purpose of acquiring or refinancing pleasure boats or recreational vehicles. Essex generally sells the loans that it makes to various banks and other financial institutions, on a servicing released basis. Essex has a network of 11 regional direct lending offices located in the following states: California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, New York, Texas and Washington.

COMMUNITY BANKING

     The focus of Bank of the West's community banking strategy is primarily in Northern California, Nevada, the Pacific Northwest region and soon New Mexico. The Northern California market region is comprised of the San Francisco Bay area and the Central Valley area of California. The San Francisco Bay area is one of California's wealthiest regions, and the Central Valley of California is an area which has been experiencing rapid transition from a largely agricultural base to a mix of agricultural and commercial enterprises. The Pacific Northwest region includes Oregon, Washington and Idaho. The SierraWest Merger branch acquisition expanded the region Bank of the West services into Nevada. The First Security Corporation branch acquisition expands our presence to Las Vegas, Nevada and will also encompass New Mexico.

     Bank of the West utilizes its branch network as its principal funding source. A key element of Bank of the West's community banking strategy is to seek to distinguish itself as the provider of the "best value" in community banking services. To this end, Bank of the West seeks to position itself within its markets as an alternative to both the higher-priced, smaller "boutique" commercial banks and the larger money center commercial banks, which may be perceived as offering lower service and lower prices on a "mass market" basis.

     In pursuing the Northern California, Pacific Northwest and Nevada community banking markets, Bank of the West seeks to serve a broad customer base by furnishing a wide range of retail and commercial banking products. Through its branch network, Bank of the West originates a variety of consumer loans, including direct vehicle loans, lines of credit and second mortgages. In addition, Bank of the West originates and holds a small portfolio of first mortgage loans on one- to four-family residences. Through its commercial banking operations conducted from its branch network, Bank of the West offers a wide range of basic commercial banking products intended to serve the needs of smaller community-based businesses. These loan products include in-branch originations of standardized products for businesses with relatively simple banking and financing needs. More complex and customized commercial banking services are offered through Bank of the West's regional banking centers, which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the relevant market areas. Bank of the West also provides a number of fee-based products and services such as annuities, insurance and securities brokerage.

PROFESSIONAL BANKING, TRUST SERVICES

    The Professional Banking and Trust & Investment Services areas within the Community Banking Division provide a wide range of products to targeted markets. The Professional Banking Group, headquartered in San Francisco, serves the banking needs of attorneys, doctors and other working professionals. The Trust & Investment Services Group, headquartered in San Jose, and with offices in San Francisco, provides a full range of individual and corporate trust services.


COMMERCIAL BANKING

    Bank of the West's Business Banking Division supports commercial lending activities for middle market business customers through ten regional lending centers located in Northern California, Central California, Oregon, Nevada, Idaho and Washington. Each regional office provides a wide range of loan and deposit services to medium-sized companies with borrowing needs of $500,000 to $25 million. Lending services include receivable and inventory financing, equipment term loans, letters of credit, agricultural loans and trade finance. Other banking services include cash management, insurance products, trust, investment, foreign exchange and various


4  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------


international banking services.

     The Specialty Lending Division seeks to provide focused banking services and products to specifically targeted markets where Bank of the West's resources, experience and technical expertise give it a competitive advantage. Through operations conducted in this division, Bank of the West has established itself as the national leader among those commercial banks which are lenders to religious organizations. In addition, leasing operations within Specialty Lending have made Bank of the West a significant provider of equipment lease financing, including both standard and tax-oriented products, to a wide array of clients. To support the cash management needs of both Bank of the West's corporate banking customers and large private and public deposit relationships maintained with Bank of the West, the Specialty Lending Division operates a Cash Management Group which provides a full range of innovative and relationship-focused cash management services.

     The Real Estate Industries Division, whose primary markets are Northern and Central California, Nevada and Oregon, originates and services construction, short-term and permanent loans to residential developers, commercial builders and investors. The division is particularly active in financing the construction of detached residential subdivisions. Other construction lending activities include low-income housing, industrial development, apartment, retail and office projects. The division also originates single-family home loans sourced through Bank of the West's Community Bank branch network.

CONSUMER FINANCE

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

    The division's auto lending activity is primarily focused in the Western United States. Bank of the West originates loans and leases to finance the purchase of new and used autos, light trucks and vans through a network of more than 2,000 dealers and brokers in California, Nevada, Oregon, Arizona, Washington, Utah and Colorado.

SMALL BUSINESS ADMINISTRATION LENDING

     Bank of the West operates in California, Nevada, Oregon, Arizona, Florida, Georgia, Illinois and Tennessee under the Preferred Lender Program of the Small Business Administration ("SBA"), which is headquartered in Washington, D.C. This designation is the highest lender status granted by the SBA. Bank of the West has over 18 years of experience and expertise in the generation and sale of SBA guaranteed loans.

COMMUNITY REINVESTMENT

     Bank of the West provided direct capital investments that totaled more than $24 million to organizations that provide benefits to low- and moderate-income areas and people in the form of affordable housing and small business opportunity. It also made grants and/or contributions of $550,000 to a variety of qualifying community development organizations, which provide a wide array of benefits and services for low- and moderate-income areas and people within Bank of the West's assessment areas.

    In addition, Bank of the West has funded, both on its own and through lender consortia, numerous construction, short-term and permanent loans for affordable housing, economic development and community facilities. Bank of the West is also an active participant in the Federal Home Loan Bank of San Francisco's Affordable Housing Program. As previously stated, Bank of the West is the nation's largest bank lender to religious organizations. Most, if not all of these loans are community development loans as they finance facilities for various community services.

FIRST HAWAIIAN BANK

    First Hawaiian Bank is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. The deposits of First Hawaiian are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. First Hawaiian, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu.

     At December 31, 2000, First Hawaiian had total assets of $7.5 billion, total loans and leases of $5.5 billion and total deposits of $5.9 billion, making it the largest bank in Hawaii, based on domestic deposits from individuals, corporations and partnerships.

     First Hawaiian is a full-service bank conducting a general commercial and consumer banking business and offering trust and insurance services to individuals, institutions, businesses and governments. First Hawaiian's banking activities include: (1) receiving demand, savings and time deposits for personal and commercial accounts; (2) making commercial, agricultural, real estate and consumer loans; (3) acting as an United States tax depository

                                      BancWest Corporation and Subsidiaries   5

--------------------------------------------------------------------------------


facility; (4) providing money transfer and cash management services; (5) selling insurance products, mutual funds and annuities, traveler's checks and personal money orders; (6) issuing letters of credit; (7) handling domestic and foreign collections; (8) providing safe deposit and night depository facilities; (9) offering lease financing; and (10) investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations and state and municipal securities.

RETAIL COMMUNITY BANKING

     First Hawaiian's Retail Banking Group operates its main banking office in Honolulu, Hawaii, and 55 other banking offices located throughout Hawaii. First Hawaiian also operates two branches in Guam and one branch in Saipan.

     The focus of First Hawaiian's retail/community banking strategy is primarily in Hawaii, where it has a significant market share -- 41% of the domestic bank deposits by individuals, corporations and partnerships in the state. The predominant economic force in Hawaii is tourism, although there have been significant recent efforts to diversify the economy into high-tech and other industries.

     In pursuing the community banking markets in Hawaii, Guam and Saipan, First Hawaiian seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, First Hawaiian generates first mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. Through commercial banking operations conducted from its branch network, First Hawaiian offers a wide range of banking products intended to serve the needs of smaller community-based businesses. First Hawaiian also provides a number of fee-based products and services such as annuities and mutual funds, insurance sales and securities brokerage.

     First Hawaiian's principal funding source is its 59-branch network. Thanks to its significant market share in Hawaii, First Hawaiian already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

     First Hawaiian's goal is to become each customer's primary bank, using core products such as demand deposit (checking) accounts as entry points to generate cross-sales and develop a multi-product relationship with individuals and business customers. Toward this goal, employees in First Hawaiian's branch network focus on selling bank, trust, investment and insurance products to meet customers' needs and build on those existing relationships.

     To complement its branch network and serve these customers, First Hawaiian operates a system of automated teller machines, a 24-hour Phone Center in Honolulu and a full-service Internet banking system.

PRIVATE BANKING SERVICES

     The Private Banking Department within First Hawaiian's Retail Banking Group provides a wide range of products to high-net-worth individuals.

LENDING ACTIVITIES

     First Hawaiian engages in a broad range of lending activities, including making real estate, commercial and consumer loans. The majority of First Hawaiian's loans are for construction, commercial, and residential real estate. Commercial loans also comprise a major portion of the loan portfolio, with consumer and foreign loans and leases accounting for the balance of the portfolio.

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

     COMMERCIAL LENDING. First Hawaiian is a major lender to primarily small- and medium-sized businesses in Hawaii and Guam. Lending services include receivable and inventory financing, equipment term loans, letters of credit, dealer vehicle flooring financing and trade financing. Other banking services include insurance products, trust, investment, foreign exchange and various international banking services. To support the cash management needs of both commercial banking customers and large private and public deposit relationships maintained with the bank, First Hawaiian operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

     SYNDICATED AND MEDIA LENDING. First Hawaiian, through its Wholesale Loan Group, participates in syndication lending to primarily highly-rated large corporate entities on the Mainland United States. The Wholesale Loan Group also participates in syndication lending to the media and telecommunications industry located on

6 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------


the Mainland United States, a targeted specialty market where First Hawaiian's resources, experience and technical expertise give it a competitive advantage.

     CONSUMER LENDING. First Hawaiian offers many types of loans and credits to consumers including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. First Hawaiian also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian's Dealer Center is the largest commercial bank automobile lender in the state of Hawaii. First Hawaiian is the largest issuer of MasterCard(R) credit cards and the second largest issuer of VISA(R) credit cards in Hawaii.

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

TRUST AND INVESTMENT SERVICES

     First Hawaiian's Financial Management Group offers a full range of trust and investment management services, also seeking to reinforce customer relationships developed by or in conjunction with the Retail Banking Group. The Financial Management Group provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 2000, the Trust and Investments Division had 5,523 accounts with a market value of $10.3 billion. Of this total, $7.2 billion represented assets in nonmanaged accounts and $3.1 billion were managed assets.

     The Trust and Investments Division maintains custodial accounts pursuant to which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations and rent collection.


SECURITIES AND INSURANCE SERVICES

     First Hawaiian, through a wholly-owned subsidiary, First Hawaiian Insurance, Inc., provides personal, business and estate insurance to its customers. First Hawaiian Insurance offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products. In association with an independent registered broker-dealer, First Hawaiian offers mutual funds, annuities and other securities in its branches.

OTHER SUBSIDIARIES

     First Hawaiian also conducts business through the following wholly-owned subsidiaries:

        - BISHOP STREET CAPITAL MANAGEMENT CORPORATION, a registered investment advisor, which services the institutional investment markets in Hawaii and the Western United States.

        - FH CENTER, INC., which owns certain real property in connection with First Hawaiian Center, the Company's headquarters.

        - FHB PROPERTIES, INC., which holds title to certain property and premises used by First Hawaiian.

        - FIRST HAWAIIAN LEASING, INC., which engages in commercial equipment and vehicle leasing.

        - REAL ESTATE DELIVERY, INC., which holds title to certain real property acquired by First Hawaiian in business activities.

FHL LEASE HOLDING COMPANY, INC.

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

     At December 31, 2000, FHL's net investment in leases amounted to $58.4 million and total assets were $76.1 million.

BANCWEST CAPITAL I

     BWE Trust is a Delaware business trust which was formed in November 2000. BWE Trust exchanged $150 million of its BancWest Capital I Quarterly Income Preferred Securities (the "BWE Capital Securities"), as well as all outstanding common securities of BWE Trust, for 9.5% junior subordinated deferrable interest debentures of the Corporation. The Corporation sold to the public $150 million of BWE Capital Securities. The BWE Capital Securities qualify as Tier 1 capital of the Corporation and are solely, fully and unconditionally guaranteed by the Corporation. All of the common securities of the BWE Trust are owned by the Corporation.

     At December 31, 2000, the BWE Trust's total assets were $155.6 million, comprised primarily of the Corporation's junior subordinated debentures.

                                      BancWest Corporation and Subsidiaries   7

--------------------------------------------------------------------------------


FIRST HAWAIIAN CAPITAL I

     FH Trust is a Delaware business trust which was formed in 1997. FH Trust issued $100 million of its Capital Securities (the "FH Capital Securities") and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures of the Corporation. The FH Capital Securities qualify as Tier 1 capital of the Corporation and are solely, fully and unconditionally guaranteed by the Corporation. All of the common securities of the FH Trust are owned by the Corporation.

     At December 31, 2000, the FH Trust's total assets were $107.4 million, comprised primarily of the Corporation's junior subordinated debentures.

HAWAII COMMUNITY REINVESTMENT CORPORATION

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

     The $50 million loan pool is funded by the member financial institutions which participate pro rata (based on deposit size) in each HCRC loan. First Hawaiian's participation in these HCRC loans are included in its loan portfolio. The member financial institutions have recently approved an increase in the loan pool to $65 million to meet projected demand for affordable permanent loans.

HAWAII INVESTORS FOR AFFORDABLE HOUSING, INC.

     To further enhance First Hawaiian's community reinvestment program and provide support for the development of additional affordable housing rental units in Hawaii, First Hawaiian and other HCRC member institutions, have subscribed to a $19.7 million tax credit equity fund ("Hawaii Affordable Housing Fund I") and a $20.0 million tax credit equity fund ("Hawaii Affordable Housing Fund II"). Efforts are now underway to create a third tax credit equity fund to continue the support of additional affordable housing projects.

     Hawaii Affordable Housing Fund I and Hawaii Affordable Housing Fund II (the "Funds") have been established to invest in qualified low-income housing tax credit rental projects and to ensure that these projects are maintained as low-income housing throughout the required compliance period. First Hawaiian's investments in these Funds are included in other assets.

EMPLOYEES

     At December 31, 2000, the Corporation had 5,009 full-time equivalent employees. Bank of the West and First Hawaiian employed 2,821 and 2,188 persons, respectively. None of our employees are represented by any collective bargaining agreements and our relations with employees are considered excellent.

MONETARY POLICY AND ECONOMIC CONDITIONS

     The earnings and businesses of the Corporation are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of (i) the United States and foreign governments and (ii) international agencies. In particular, the Corporation's earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies.

COMPETITION

     Competition in the financial services industry is intense. The Corporation competes with a large number of commercial banks (including domestic, foreign and foreign-affiliated banks), savings institutions, finance companies, leasing companies, credit unions and other entities that provide financial services such as mutual funds, insurance companies and brokerage firms. Many of these competitors are significantly larger and have greater financial resources than the Corporation. In addition, the increasing use of the Internet and other electronic distribution channels has resulted in increased competition with respect to many of the products and services that we offer. As a result, we compete with financial service providers located not only in our home markets but also those elsewhere in the United States that are able to offer their products and services through electronic and other non-conventional distribution channels.

     Changes in federal law over the past several years have also made it easier for out-of-state banks to enter and compete in the states in which our bank subsidiaries operate. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies, effective September 29, 1995. A bank holding company may now acquire banks in states other than its home state, without regard to the permissi-

8 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

bility of such acquisitions under state law, but subject to any state requirement that the acquired bank has been organized and operating for a minimum period of time (not to exceed five years), and the requirement that the acquiring bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount as may be established by state law).

     The Riegle-Neal Act also permits interstate branching by banks in all states other than those which have "opted out." Effective June 1, 1997, the Riegle-Neal Act permits banks to acquire branches located in another state by purchasing or merging with a bank chartered in that state or a national banking association having its headquarters located in that state. However, banks are not permitted to establish de novo branches or purchase individual branches located in other states unless expressly permitted by the laws of those other states. None of the states in which our banking subsidiaries operate have elected to "opt out" of the provisions of the Riegle-Neal Act permitting interstate branching through acquisition or mergers, although most do not permit de novo branching.

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLBA") was signed into law. The GLBA permits a financial holding company to engage in a wide variety of financial activities, including insurance underwriting and sales, investment banking, commercial banking, merchant banking and real estate investment. Each activity is to be conducted in a separate subsidiary that is regulated by a functional regulator: a state insurance regulator in the case of an insurance subsidiary, the Securities and Exchange Commission in the case of a broker-dealer or investment advisory subsidiary, or the appropriate federal banking regulator in the case of a bank or thrift institution. The Federal Reserve Board is the "umbrella" supervisor of financial holding companies.
Section 23A of the Federal Reserve Act, which severely restricts lending by an insured bank subsidiary to nonbank affiliates, remains in place. We cannot predict at this time the potential effect that the GLBA will have on our business and operations, although we expect that a likely effect of the GLBA will be to increase competition in the financial services industry generally and lead to the formation of large financial services groups with significant market share and power.

SUPERVISION AND REGULATION

     As a registered bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve Board under the BHCA. Our subsidiaries are subject to regulation and supervision by the banking authorities of California, Hawaii, Nevada, Washington, Oregon, Idaho, Guam and the Commonwealth of the Northern Mariana Islands, as well as by the FDIC (which is the primary federal regulator of our two bank subsidiaries) and various other regulatory agencies.

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

     HOLDING COMPANY STRUCTURE. The BHCA currently limits the business of the Corporation to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking as to be a proper incident thereto. However, GLBA permits bank holding companies that qualify for, and elect to be regulated as, financial holding companies, to engage in a wide range of financial activities, including certain activities, such as insurance, merchant banking and real estate investment, that are not permissible for other bank holding companies. Financial holding companies are permitted to acquire nonbank companies without the prior approval of the Federal Reserve Board, but approval of the Federal Reserve Board continues to be required before acquiring more than 5% of the voting shares of another bank or bank holding company, before merging or consolidating with another bank holding company and before acquiring substantially all the assets of any additional bank. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations. We have not elected financial holding company status.

     DIVIDEND RESTRICTIONS. As a holding company, the principal source of our cash revenue has been dividends and interest received from the Corporation's bank subsidiaries. Each of the bank subsidiaries is subject to various federal regulatory restrictions relating to the payment of dividends. For example, if, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice. In addition, the Federal Reserve Board has issued a policy statement which pro-

                                       BancWest Corporation and Subsidiaries   9

--------------------------------------------------------------------------------


vides that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. The regulatory capital requirements of the Federal Reserve Board and the FDIC also may limit the ability of the Corporation and its insured depository subsidiaries to pay dividends. See "Prompt Corrective Action" and "Capital Requirements" below.

     State regulations also place restrictions on the ability of our bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 2000, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $366.7 million.

     There are also statutory limits on the transfer of funds to the Corporation and its nonbanking subsidiaries by its banking subsidiaries, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by a bank subsidiary to any single affiliate are limited in amount to 10% of the bank's capital and surplus, or 20% in the aggregate to all affiliates. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to make capital infusions into a troubled subsidiary bank. The Federal Reserve Board may charge a bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. This capital infusion may be required at times when a bank holding company may not have the resources to provide it. Any capital loans by us to one of our subsidiary banks would be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.

     In addition, depository institutions insured by the FDIC can be held liable for any losses incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by our insured subsidiaries to reimburse the FDIC would rank senior to their obligations, if any, to the Corporation.

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

     Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA (commonly referred to as the "prompt corrective action" rules), a depository institution is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, "CAMELS rating," established by the Federal Financial Institution Examinations Council). A depository institution is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by


10  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 2000, all of the Corporation's subsidiary depository institutions were "well capitalized."

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the least risky category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Deposit Funds Act"), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates that were applied to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the "FICO") in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for the first quarter of 2001 was 2.0 basis points. These rate schedules are adjusted quarterly by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

     CAPITAL REQUIREMENTS. We and certain of our subsidiaries are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in
Note 14 Regulatory Capital Requirements, on pages 58 and 59.

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

                                      BancWest Corporation and Subsidiaries   11

--------------------------------------------------------------------------------

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

     On March 8, 2000, the federal banking regulators proposed for comment regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. "Recourse" for this purpose means any retained risk of loss associated with any transferred asset that exceeds a pro rata share of the bank's or bank holding company's remaining claim on the asset, if any. Under existing regulations, banks and bank holding companies have to maintain capital against the full amount of any assets for which risk of loss is retained, unless the resulting capital amount would exceed the maximum contractual liability or exposure retained, in which case the capital required would equal, dollar-for-dollar, such maximum contractual liability or exposure. The proposal would extend this treatment to direct credit substitutes. "Direct credit substitute" means any assumed risk of loss associated with any asset or other claim that exceeds the bank's or bank holding company's pro rata share of the asset or claim, if any. The proposal also included a multi-level approach to assessing capital charges based upon the relative credit risk of the bank's or bank holding company's position in a securitization (i.e., recourse arrangements, direct credit substitute or asset-backed security) and the rating assigned to such position by a nationally recognized statistical rating agency (or, in certain circumstances, by the bank's internal risk rating system). The regulators also proposed an additional measure to address the risk associated with early amortization features in certain asset securitizations. The Corporation does not believe the adoption of this proposal will have a material adverse effect on its operations or financial position.

     On September 27, 2000, the federal banking regulators proposed amendments to their capital guidelines relating to "residual interests," which the proposal defines as on-balance-sheet assets that represent interests retained by a seller after a securitization or other transfer of financial assets, which interests are structured to absorb more than a pro-rata share of credit loss related to the transferred assets. "Residual interests" do not include interests purchased from a third party. The proposed rule would require that risk-based capital be held in an amount equal to the amount of the residual interest even if the capital charge exceeds the full risk-based capital charge that would have been held against the transferred assets. The proposal would also limit such residual interests, when aggregated with nonmortgage servicing assets and purchased credit card relationships, to 25% of Tier 1 capital, with any excess amount to be deducted from Tier 1 capital. The Corporation does not believe the adoption of this proposal will have a material adverse effect on its operations or financial position.

     On January 16, 2001, the Basel Committee on Banking Supervision (the "Committee") proposed a new capital adequacy framework to replace the framework adopted in 1988. Under the new framework, risk weights for certain types of claims, including corporate credits, would be based on ratings assigned by rating agencies. Certain low quality exposures would be assigned a risk weight greater than 100%. Short-term commitments to lend, which currently do not require capital, would be subject to a 20% conversion factor. In addition to this "standardized" approach, banks with more advanced risk management capabilities, which can meet rigorous supervisory standards, can make use of an internal ratings-based approach under which some of the key elements of credit risk, such as the probability of default, will be estimated internally by a bank. The Committee also proposes capital charges for operational risk. The Committee indicated that it intends to finalize the proposed new capital adequacy requirement by the end of 2001, with implementation in 2004. If adopted by the Committee, the new accord would then be the subject of rulemaking by the U.S. bank regulatory agencies. Because the timing and final content of the proposal are not yet clear, the Corporation cannot predict at this time the potential effect that the adoption of such a proposal will have on its regulatory capital requirements and financial position.

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


12 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

FUTURE LEGISLATION

     Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which we and our subsidiaries operate. Management cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.

FOREIGN OPERATIONS

     Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 2000, 1999 and 1998, we had no foreign outstandings to any country which exceeded 1% of total assets. Additional information concerning foreign operations is also included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 21 International Operations, on pages 33 and 65, respectively.

OPERATING SEGMENTS

     Information regarding the Corporation's operating segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 20 Operating Segments, on page 21 and 64 and 65, respectively.

ITEM 2. PROPERTIES

     Bank of the West leases a site in Walnut Creek, California, which is its primary administrative headquarters. The administrative headquarters office is a 132,000-square-foot, three-story building. Bank of the West also leases 48,382 square feet of executive office space in downtown San Francisco in the same building that houses its San Francisco Main Branch at 180 Montgomery Street, see
Note 22 Lease Commitments (pages 65 and 66). Approximately 30,396 square feet of leased space at 180 Montgomery Street is subleased to BNP Paribas.

    As of December 31, 2000, 54 of Bank of the West's active branches are located on land owned by Bank of the West. The remaining 109 active branches are located on leasehold properties. Bank of the West also has 11 surplus branch properties, 10 of which are currently leased to others. In addition, Bank of the West leases 23 properties that are utilized for administrative (including warehouses), lease support, management information systems and regional management services, see Note 22 Lease Commitments(pages 65 and 66).

    First Hawaiian indirectly (through two subsidiaries) owns all of a city block in downtown Honolulu. The administrative headquarters of the Corporation and First Hawaiian, as well as the main branch of First Hawaiian are located in a modern banking center on this city block. The headquarters building includes 418,000 square feet of gross office space. Information about the lease financing of the headquarters building is included in Note 22 Lease Commitments (pages 65 and 66).

    As of December 31, 2000, 19 of First Hawaiian's offices in Hawaii are located on land owned in fee simple by First Hawaiian. The other branches of First Hawaiian in Hawaii and one branch each in Guam and Saipan are situated on leasehold premises or in buildings constructed on leased land, see
Note 22 Lease Commitments (pages 65 and 66). In addition, First Hawaiian owns an operations center which is located on 125,919 square feet of land owned in fee simple by First Hawaiian in an industrial area near downtown Honolulu. First Hawaiian occupies most of this four-story building.

    First Hawaiian owns a five-story, 75,000-square-foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam, where it maintains a branch.

ITEM 3. LEGAL PROCEEDINGS

    The information required by this Item is set forth in Note 23 to the Consolidated Financial Statements on pages 66 and 67 of this Form 10-K, and is expressly incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol BWE. At December 31, 2000, there were 4,679 holders of record of the common stock. A large number of shares are also held in the names of nominees and brokers for individuals and institutions.

     All Class A common shares are owned by BNP Paribas and a BNP Paribas subsidiary. A share of Class A common stock is generally the same as a share of common stock in all respects, except that holders of the Class A common stock have the right to elect a separate class of directors (the "Class A Directors"), and to vote as a class on certain fundamental corporate actions. The number of Class A Directors will generally be comparable to the percentage of Class A common shares in rela-


                                        BancWest Corporation and Subsidiaries 13

--------------------------------------------------------------------------------


tion to total stock outstanding (common stock plus Class A common stock). Note 12 to the Consolidated Financial Statements on pages 57 and 58 discusses key terms of the Class A common stock. The Class A common stock is not publicly traded.

     BNP Paribas is bound by a standstill and governance agreement. Among the key features of this agreement are provisions that: (1) limit BNP Paribas' ability to acquire, directly or indirectly, additional common stock that would result in its ownership of more than 45% of the outstanding voting stock of the Company; (2) restrict BNP Paribas' ability to transfer its shares; (3) restrict BNP Paribas' ability to exercise control over the Company or our Board of Directors (the "Board"), other than through its representation on the Board; and
(4) create various other restrictions. Note 12 to the Consolidated Financial Statements on pages 57 and 58 contains additional information.

     At December 31, 2000, a total of 71,041,450 shares of common stock were issued, including 2,565,581 shares in the treasury stock account.

     On November 18, 1999, our Board approved a two-for-one stock split of the total issued shares of the Company's common stock and Class A common stock. The additional shares issued as a result of the stock split were distributed on December 15, 1999, to stockholders of record at the close of business on December 1, 1999. A total of 63,522,968 shares of common stock and Class A common stock were issued in connection with the stock split. In addition, due to the stock split, treasury shares increased by 1,220,408 shares. As a result of the stock split, $63.5 million was reclassified from capital surplus to common stock and Class A common stock. The stock split did not cause any changes in the $1 par value per share of the common stock, the $1 par value per share of the Class A common stock or in total stockholders' equity.

     Unless otherwise noted, the number of common shares and per common share amounts include Class A common shares and have been restated to reflect the effects of the stock split.

     On November 1, 1998, in connection with the merger of the former BancWest Corporation with and into First Hawaiian, Inc., as described in Note 2 to the Consolidated Financial Statements on pages 50 and 51, we issued 25,814,768 shares of Class A common stock, which became 51,629,536 shares due to the two-for-one stock split. At December 31, 2000, a total of 56,074,874 shares of Class A common stock remained outstanding.

     Here are quarterly and annual per share data, computed using the common stock and Class A common shares and restated for the effects of a two-for-one stock split:


--------------------------------------------------------------------------------------
                                             Cash                Market Price
                               Diluted     Dividends     -----------------------------
                               Earnings      Paid        High        Low        Close
--------------------------------------------------------------------------------------
2000
FIRST QUARTER...........        $ .40         $.17      $19.75      $14.44      $19.75
SECOND QUARTER..........          .43          .17       19.38       14.44       16.45
THIRD QUARTER...........          .45          .17       20.19       16.44       19.44
FOURTH QUARTER..........          .45 (1)      .17       26.13       17.25       26.13
--------------------------------------------------
  ANNUAL................        $1.73 (1)     $.68       26.13       14.44       26.13
==================================================
1999
First Quarter...........        $ .34         $.15      $24.25      $19.44      $21.25
Second Quarter..........          .36          .15       21.22       18.50       18.56
Third Quarter...........          .29 (2)      .15       22.03       18.56       20.31
Fourth Quarter..........          .39          .17       22.75       19.06       19.50
--------------------------------------------------
  Annual...............         $1.38 (2)     $.62       24.25       18.50       19.50
==================================================
1998...................         $1.05 (3)     $.58       24.00       13.81       24.00
1997...................         $1.29         $.58       21.94       14.31       19.88
1996...................         $1.20         $.57       18.38       12.88       17.50
======================================================================================

On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

(1) Amounts include after-tax other nonrecurring costs of $755,000 recorded in 2000 for the acquisition of new branches in New Mexico and Nevada expected to be completed in the first quarter of 2001. Excluding those costs, operating diluted earnings per share were $.46 for the quarter ended December 31, 2000 and $1.74 for the year ended December 31, 2000.

(2) Amounts include after-tax restructuring, merger-related and other nonrecurring costs of $11.6 million in connection with the acquisition of SierraWest Bancorp and the consolidation of data centers. Excluding those costs, adjusted diluted earnings per share were $.39 for the quarter ended September 30, 1999, and $1.48 for the year ended December 31, 1999.

(3) Amounts include after-tax restructuring, merger-related and other nonrecurring costs of $21.9 million in connection with the merger of the former BancWest Corporation with and into First Hawaiian, Inc. on November 1, 1998. Excluding those costs, adjusted diluted earnings per share were $1.32 for the year ended December 31, 1998.

     We expect to continue our policy of paying quarterly cash dividends. The declaration and payment of cash dividends are subject to our future earnings, capital requirements, financial condition and certain limitations as described in Note 15 to the Consolidated Financial Statements on page 59.

14  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS AND DIVIDENDS
Interest income .....................................     $1,309,856      $1,135,711       $749,541        $651,048        $620,511
Interest expense ....................................        562,922         446,877        315,822         281,232         270,755
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .................................        746,934         688,834        433,719         369,816         349,756
Provision for credit losses .........................         60,428          55,262         30,925          20,010          25,048
Noninterest income ..................................        216,076         197,632        134,182         110,550          95,575
Noninterest expense, without restructuring,
 merger-related and other nonrecurring costs ........        532,692         517,541        366,548         322,171         296,567
Restructuring, merger-related and other
 nonrecurring costs .................................          1,269          17,534         25,527              --              --
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ..........................        368,621         296,129        144,901         138,185         123,716
Provision for income taxes ..........................        152,227         123,751         60,617          44,976          38,533
------------------------------------------------------------------------------------------------------------------------------------
Net income ..........................................     $  216,394      $  172,378       $ 84,284        $ 93,209        $ 85,183
====================================================================================================================================
Cash dividends ......................................     $   84,731      $   77,446       $ 40,786        $ 41,116        $ 38,946
====================================================================================================================================
Average shares outstanding (in thousands) ...........        124,634         124,048         79,516          70,939          68,738
====================================================================================================================================
OPERATING AND CASH EARNINGS
Operating earnings (1) ..............................     $  217,149      $  184,008       $106,150        $ 93,209        $ 85,183
====================================================================================================================================
Cash earnings (2) ...................................     $  249,131      $  204,886       $ 95,366        $ 99,832        $ 90,845
====================================================================================================================================
Operating cash earnings (1), (2) ....................     $  249,886      $  216,516       $117,232        $ 99,832        $ 90,845
====================================================================================================================================

On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

(1) Excluding after-tax restructuring, merger-related and other nonrecurring costs of:

        (a) $755,000 recorded in 2000 for the acquisition of new branches in Nevada and New Mexico expected to be completed in the first quarter of 2001,

        (b) $11.6 million in connection with the acquisition of SierraWest Bancorp and the consolidation of data centers in 1999, and

        (c) $21.9 million in connection with the merger of the former BancWest Corporation with and into First Hawaiian, Inc. on November 1, 1998 ("BancWest Merger").

(2)     Excluding amortization of goodwill and core deposit intangible.


                                        BancWest Corporation and Subsidiaries 15

--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                           2000             1999             1998             1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA, PER SHARE(1)
 Basic earnings .....................................      $  1.74          $  1.39          $  1.06          $  1.31        $ 1.24
 Diluted earnings ...................................         1.73             1.38             1.05             1.29          1.20
 Cash dividends .....................................          .68              .62              .58              .58           .57
 Book value (at December 31) ........................        15.97            14.79            14.15            11.30         10.85
 Market price (close at December 31) ................        26.13            19.50            24.00            19.88         17.50

OPERATING AND CASH EARNINGS, PER SHARE(1)
 Diluted operating earnings(2) ......................      $  1.74          $  1.48          $  1.32          $  1.29        $ 1.20
 Diluted cash earnings(3) ...........................         1.99             1.64             1.19             1.38          1.28
 Diluted operating cash earnings(2), (3) ............         2.00             1.74             1.46             1.38          1.28

BALANCE SHEETS (in millions)
Average balances:
 Total assets .......................................      $17,600          $16,294          $10,033          $ 8,635        $8,306
 Total earning assets ...............................       15,742           14,492            9,036            7,768         7,558
 Loans and leases ...................................       13,286           12,291            7,659            6,477         5,907
 Deposits ...........................................       13,380           12,517            7,710            6,541         6,102
 Long-term debt and capital securities ..............          964              790              354              279           265
 Stockholders' equity ...............................        1,903            1,793              938              786           720
At December 31:
 Total assets .......................................      $18,457          $16,681          $15,929           $8,880        $8,642
 Loans and leases ...................................       13,972           12,524           11,965            6,792         6,243
 Deposits ...........................................       14,128           12,878           12,043            6,790         6,507
 Long-term debt and capital securities ..............          967              802              734              324           218
 Stockholders' equity ...............................        1,989            1,843            1,746              801           753
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average:
 Total assets .......................................         1.23%            1.06%             .84%            1.08%         1.03%
 Stockholders' equity ...............................        11.37             9.61             8.99            11.86         11.82

SELECTED OPERATING AND CASH RATIOS(4)
Return on average:
 Tangible total assets ..............................         1.48%            1.39%            1.19%            1.17%         1.11%
 Tangible stockholders' equity ......................        20.32            19.70            16.31            15.14         14.94

OTHER SELECTED DATA
Dividend payout ratio ...............................        39.31%           44.93%           55.24%           44.96%        47.50%
Average stockholders' equity to average
 total assets .......................................        10.81            11.00             9.35             9.10          8.67
Year ended December 31:
 Net interest margin ................................         4.75             4.76             4.81             4.77          4.63
 Net loans and leases charged off to average
  loans and leases ..................................          .37              .42              .31              .33           .42
 Efficiency ratio (2), (3) ..........................        51.53            54.47            62.50            65.53         64.54
At December 31:
 Risk-based capital ratios:
  Tier 1 ............................................         9.73             8.80             8.32             9.63          8.49
  Total .............................................        11.39            10.56            10.18            11.87         11.93
 Tier 1 leverage ratio ..............................         9.09             8.11             9.13             9.09          7.24
 Allowance for credit losses to total loans
  and leases ........................................         1.23             1.29             1.32             1.33          1.46
 Nonperforming assets to total loans and leases
  and other real estate owned and repossessed
  personal property .................................          .86             1.01             1.11             1.42          1.68
 Allowance for credit losses to nonperforming
  loans and leases ..................................         1.84x            1.64x            1.61x            1.40x         1.15x
===================================================================================================================================

On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

(1) All per share data have been calculated to include both common and Class A common shares and have been adjusted to give retroactive effect to the two-for-one stock split in the fourth quarter of 1999.

(2) Excluding after-tax restructuring, merger-related and other nonrecurring costs of:

        (a) $755,000 recorded in 2000 for the acquisition of new branches in Nevada and New Mexico expected to be completed in the first quarter of 2001,

        (b) $11.6 million in connection with the acquisition of SierraWest Bancorp and the consolidation of data centers in 1999, and

        (c) $21.9 million in connection with the merger of the former BancWest Corporation with and into First Hawaiian, Inc. on November 1, 1998 ("BancWest Merger").

(3)     Excluding amortization of goodwill and core deposit intangible.

(4) Defined as operating cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and core deposit intangible.

16  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain matters contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to:

(1) global, national and local economic and market conditions, specifically with respect to changes in the United States economy and the impact recent increases in energy costs will have on the California economy;

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

(10) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance;

(11) our reliance on third parties to provide certain critical services, including data processing;

(12) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") or other standard setting bodies;

(13) technological changes;

(14) other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make, including our 1999 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000; and

(15) management's ability to manage risks that result from these and other factors.

     Our forward-looking statements are based on management's current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

     See "Glossary of Financial Terms" on page 70 for definitions of certain terms used in this annual report.

OVERVIEW

     Thanks to strong performances in both West Coast and Hawaii operations, our operating earnings during 2000 increased 18% over 1999 to a record $217.1 million. These were some of the key events affecting our financial statements:

- In the fourth quarter of 2000, we completed our consolidation of our data processing for all of our operations into a single facility in Honolulu. The consolidated operations of our data center are now being managed by the national information management service provider, ALLTEL. Through the facilities management contract with ALLTEL, certain noninterest expenses, such as salaries and employee benefits and equipment expense have been reduced, contributing to the further improvement in our operating efficiency.

- By the end of the first quarter of 2001, our acquisition of 30 branches in New Mexico and Nevada should be completed. The branches, being divested as a result of the merger between First Security Corporation and Wells Fargo & Company, have approximately $1.2 billion in deposits and $300 million in loans. This cash transaction is being accounted under the purchase method of accounting. Related to the branch acquisition, we recorded pre-tax, other nonrecurring costs of $1.3 million ($755,000 after-tax) in the fourth quarter of 2000. Furthermore, we formed BWE Trust and issued $150 million of BWE Capital Securities in the fourth quarter of 2000 to enhance our capital resources in anticipation of the branch acquisition. In addition, our planned acquisition of 68 branches in Utah and Idaho was cancelled due to the termination of the merger of Zions Bancorporation and First Security Corporation, resulting in the receipt of $5 million in termination fees and the payment of

                                      BancWest Corporation and Subsidiaries   17

--------------------------------------------------------------------------------

     approximately $3 million in expenses related to the cancelled branch acquisition.

- As a result of an increase in loan and lease volume and noninterest-bearing deposits, our net interest income has increased by over 8% in 2000 over 1999.

- We continue to improve our credit quality. The improving economy in Hawaii helped to decrease our consolidated nonperforming assets. The ratio of nonperforming assets to total loans and leases and other real estate owned and repossessed personal property ("OREO") decreased by nearly 15% to .86% in 2000 from 1.01% in 1999.

     For further information regarding the Company's mergers and acquisitions, see Note 2 to the Consolidated Financial Statements on pages 50 and 51. For further information regarding the Company's restructuring, merger-related, and other nonrecurring costs, see Note 3 to the Consolidated Financial Statements on pages 51 and 52. For additional information regarding net interest income, see Net Interest Income and Table 1 on pages 22 and 23. For additional information on nonperforming assets, see Nonperforming Assets and Past Due Loans and Leases on pages 32 and 33.

2000 VS. 1999

     The table below compares our 2000 financial results to 1999. The improvement in our financial results is primarily attributed to higher net interest income, caused mainly by increased loan and lease and deposit volume, increased noninterest income, a result of our continuing efforts to diversify our revenue base, and controlled noninterest expense. In addition, the $11.6 million after-tax restructuring, merger-related and other nonrecurring costs that we incurred in 1999 for the SierraWest Merger and the consolidation of data centers are reflected in the results for 1999. The $755,000 in after-tax other nonrecurring costs related to the New Mexico and Nevada branch acquisition are included in the results for 2000. We expect to incur an additional $4.3 million (pre-tax) in nonrecurring costs in the first quarter of 2001 related to this acquisition.

-----------------------------------------------------------------------------------------
(dollars in thousands,
except per share data)                       2000              1999            Change
-----------------------------------------------------------------------------------------
Consolidated net income ...........      $   216,394       $   172,378              25.5%
Diluted earnings per share ........             1.73              1.38              25.4
Operating earnings(*) .............          217,149           184,008              18.0
Diluted operating earnings
 per share(*) .....................             1.74              1.48              17.6
Diluted operating cash
 earnings per share(*)(**) ........             2.00              1.74              14.9
Return on average
 tangible total assets(*) .........             1.48%             1.39%              6.5
Return on average tangible
 stockholders' equity(*) ..........            20.32%            19.70%              3.1
=========================================================================================


(*) Excludes after-tax restructuring, merger-related and other nonrecurring costs of $755,000 and $11.6 million in 2000 and 1999, respectively.

(**) Operating earnings per share before amortization of goodwill and core deposit intangible.

1999 VS. 1998

    In most income and expense categories, the increases in the amounts we reported for 1999 compared to the prior year resulted primarily from including the results of operations of Bank of the West for a full year versus two months in 1998. The table below compares our 1999 financial results to 1998.


-----------------------------------------------------------------------------------------
(dollars in thousands,
except per share data)                       1999              1998            Change
-----------------------------------------------------------------------------------------
Consolidated net income .............     $   172,378       $    84,284             104.5%
Diluted earnings per share ..........            1.38              1.05              31.4
Operating earnings(*) ...............         184,008           106,150              73.3
Diluted operating earnings
 per share(*) .......................            1.48              1.32              12.1
Diluted operating cash
 earnings per share(*)(**) ..........            1.74              1.46              19.2
Return on average
 tangible total assets(*) ...........            1.39%             1.19%             16.8
Return on average tangible
 stockholders' equity(*) ............           19.70%            16.31%             20.8
=========================================================================================


(*) Excludes after-tax restructuring, merger-related and other nonrecurring costs of $11.6 million in 1999 and $21.9 million in 1998.

(**) Operating earnings per share before amortization of goodwill and core deposit intangible.

NET INTEREST INCOME

2000 VS. 1999

-----------------------------------------------------------------
(in thousands)                     2000      1999     Change
-----------------------------------------------------------------
Net interest income...........   $746,934   $688,834    8.4%
=================================================================

     The increase in our net interest income in 2000 was principally the result of a $1.3 billion, or 8.7%, increase in average earning assets. This increase was partially offset by a one-basis-point (1% equals 100 basis points) reduction in our net interest margin. The increase in our average earning assets was primarily a result of growth in our Bank of the West operating segment. The rebound in Hawaii has stopped the nearly decade-long economic decline, leading to a double-digit increase in the earnings of our First Hawaiian operating segment.

1999 VS. 1998


-----------------------------------------------------------------
(in thousands)                       1999       1998    Change
-----------------------------------------------------------------
Net interest income..........     $688,834    $433,719   58.8%
=================================================================


     The increase in our net interest income in 1999 was principally the result of a $5.5 billion, or 60.4%, increase in average earning assets. This increase was partially offset by a five-basis-point reduction in our net interest margin. The increase in our average earning assets was primarily the

18 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

result of the inclusion of Bank of the West for all of 1999 as compared to two months in 1998. In addition to the increase caused by the BancWest Merger, the economic expansion on the Western United States increased our loan and lease volume. Also, Hawaii is slowly recovering from the prolonged economic downturn that it has experienced over the last nine years, which had slowed growth in loans and leases, deposits and net interest income.


NONINTEREST INCOME
-------------------------------------------------------------------
(in thousands)                   2000          1999        Change
-------------------------------------------------------------------
Noninterest income..........   $216,076      $197,632        9.3%
===================================================================

     The increase in noninterest income reflects the continued strengthening and diversification of our revenue base. Key components of noninterest income that increased in 2000 over 1999 include: (1) fees from the sales of annuities and mutual funds, up 45.8%; (2) fees from the processing of retail merchant's debit and credit card transactions, up 36.1%, on increased fees and volumes and more participating merchants; (3) fees from bank cards, up 40.3%, due to higher card use and an increase in the customer base; and (4) trust and investment management fees, up 10.8%, due to increased use by both retail and institutional clients.

NONINTEREST EXPENSE

-------------------------------------------------------------------
(in thousands)                   2000          1999        Change
-------------------------------------------------------------------
Noninterest expense..........  $533,961      $535,075        (.2)%
===================================================================


     The decrease in noninterest expense in 2000 was primarily due to the $17.5 million pre-tax restructuring, merger-related, and other nonrecurring costs related to the SierraWest Merger and the consolidation of data centers in 1999. Excluding the pre-tax restructuring, merger-related and other nonrecurring costs of $1.3 million in 2000 and $17.5 million in 1999, noninterest expense increased by 2.9%, due primarily to an increase in salaries and employee benefits and an increase in occupancy expense, primarily due to continued expansion in our Bank of the West operating segment. These increases were partially offset by a decrease in equipment expense caused primarily by the ALLTEL facilities management agreement.


EFFICIENCY RATIO
--------------------------------------------------------------------
                                   2000          1999          1998
--------------------------------------------------------------------
Efficiency ratio(*)...........    51.53%        54.47%        62.50%
====================================================================

(*)Calculated as noninterest expense (exclusive of nonrecurring costs) minus the amortization of goodwill and core deposit intangible as a percentage of total operating revenue (net interest income plus noninterest income).

     Our efficiency ratio improved in 2000 over 1999 principally because of increased revenue from higher net interest income, primarily from more earning assets, and higher noninterest income. In addition, the containment of noninterest expense, aided by savings from our data center consolidation, contributed to the improvement in our efficiency ratio.

NONPERFORMING ASSETS

     The provision for credit losses increased in 2000 over 1999 primarily because of the 8.1% increase in average total loans and leases outstanding in 2000 over 1999. The improvement in the ratio of nonperforming assets to total loans and leases, OREO and repossessed personal property in 2000 compared to 1999 was primarily due to the increase in average total loans and leases, as well as the reduction of restructured loans and leases and OREO and repossessed personal property, partially offset by an increase in nonaccrual loans and leases. Net charge-offs decreased primarily due to the 22% increase in recoveries on loans and leases previously charged off.

----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2000           1999           1998
----------------------------------------------------------------------------------------------------------
Provision for credit
 losses ....................................................      $ 60,428       $ 55,262       $ 30,925
Net charge-offs to
 average loans &
 leases ....................................................           .37%           .42%           .31%
Allowance for credit
 losses (year end) .........................................      $172,443       $161,418       $158,294
Allowance for credit
 losses as % of total
 loans & leases
 (year end) ................................................          1.23%          1.29%          1.32%
Nonperforming assets(*)
 as % of total loans &
 leases, OREO &
 repossessed personal
 property (year end) .......................................           .86%          1.01%          1.11%
=========================================================================================================

(*)Principally loans and leases collateralized by real estate.

CAPITAL RATIOS


-----------------------------------------------------------------------------------
                                                                2000          1999
-----------------------------------------------------------------------------------
Tier 1 capital to risk-weighted assets ................         9.73%         8.80%
Total capital to risk-weighted assets .................        11.39%        10.56%
Tier 1 capital to average assets ......................         9.09%         8.11%
===================================================================================

     These ratios were in excess of the minimum required for capital adequacy purposes of 4.00%, 8.00% and 4.00%, respectively, specified by the Federal Reserve Board.

NET INTEREST MARGIN

2000 VS. 1999

--------------------------------------------------------------------
                                  2000        1999        Change
--------------------------------------------------------------------
Net interest margin...........   4.75%       4.76%     -1 basis pt.
====================================================================

     The net interest margin decreased by one basis point in 2000 from 1999 due primarily to the effects of the

                                      BancWest Corporation and Subsidiaries   19

--------------------------------------------------------------------------------

increasing interest rate environment that was experienced for most of 2000. Although the increasing rate environment raised our yield on earning assets by 48 basis points to 8.32% in 2000 over 7.84% in 1999, it also raised our rate paid on sources of funds by 49 basis points to 3.57% in 2000 over 3.08% in 1999. Therefore, our net interest margin decreased by one basis point in 2000. Partially offsetting the increase on the rate paid on sources of funds, average noninterest-bearing deposits increased in 2000 by $262.5 million, or 10.7%, compared to 1999.

1999 VS. 1998

--------------------------------------------------------------------
                                       1999    1998      Change
--------------------------------------------------------------------
Net interest margin...........         4.76%   4.81%  -5 basis pts.
====================================================================

     The net interest margin decreased by five basis points in 1999 from 1998 primarily due to the continuing effects of the lower interest rate environment that began in the second half of 1998. Although we paid 41 basis points less for sources of funds used for average earning assets, the yield on our average earning assets fell by 46 basis points. Partially offsetting the decline on the yield of average earning assets, average noninterest-bearing deposits increased in 1999 by $1.1 billion, or 80%, compared to 1998, primarily as a result of the BancWest Merger.

AVERAGE EARNING ASSETS

2000 VS. 1999

---------------------------------------------------------------------------------------
(in thousands)                        2000                      1999            Change
---------------------------------------------------------------------------------------
Average earning assets..........   $15,752,238              $14,491,126          8.7%
=======================================================================================

    The continuing growth of our Bank of the West operating segment is primarily responsible for the increase in average earning assets. In particular, the $994.5 million, or 8.1%, increase in average total loans and leases was primarily due to growth in the Western United States. Average total investment securities also increased by $370.4 million, or 21.5%, to $2.1 billion in 2000 over 1999.

1999 vs. 1998

-----------------------------------------------------------------------------------
(in thousands)                          1999              1998            Change
-----------------------------------------------------------------------------------
Average earning assets..........   $14,491,126         $9,032,164           60.4%
===================================================================================

     The BancWest Merger significantly increased our average earning assets due to the inclusion of Bank of the West average balances for all of 1999. The increase in average earning assets was primarily due to increases in average total loans and leases of $4.6 billion, or 60.5%, and average total investment securities of $744 million, or 76.3%.

     In addition, the mix of earning assets continues to change, with average investment securities representing 11.9% of average earning assets for 1999 as compared to 10.8% for 1998.

AVERAGE LOANS AND LEASES

2000 VS. 1999

-------------------------------------------------------------------------
(in thousands)                    2000             1999           Change
-------------------------------------------------------------------------
Average loans and leases....   $13,285,586      $12,291,095         8.1%
=========================================================================

     The increase in average loans and leases was primarily due to growth from our Bank of the West operating segment's consumer loan and lease financing portfolios. In addition, the rebounding economy in Hawaii led to a modest increase in average loans and leases in our First Hawaiian operating segment.

1999 vs. 1998

----------------------------------------------------------------------------
(in thousands)                    1999               1998             Change
----------------------------------------------------------------------------
Average loans and leases....  $12,291,095         $7,658,998          60.5%
============================================================================

    The inclusion of Bank of the West balances for an entire year was the primary reason for the increase in average loans and leases. The growth in loan and lease volumes outside of Hawaii was also a factor in the increase in average loans and leases.

AVERAGE INTEREST-BEARING DEPOSITS AND LIABILITIES

2000 VS. 1999

---------------------------------------------------------------------------------
(in thousands)                            2000             1999           Change
---------------------------------------------------------------------------------
Average interest-bearing deposits
 and liabilities.....................  $12,289,972      $11,494,121         6.9%
=================================================================================

     The increase in average interest-bearing deposits and liabilities in 2000 over 1999 was principally caused by growth in our customer deposit base, primarily in our Bank of the West operating segment. In addition, we grew deposits by initiating various deposit product programs. Also, we increased our utilization of negotiable and brokered time certificates of deposits.

1999 VS. 1998

--------------------------------------------------------------------------------------
(in thousands)                            1999             1998           Change
--------------------------------------------------------------------------------------
Average interest-bearing
 deposits and liabilities..........    $11,494,121      $7,424,256              54.8%
======================================================================================

     The increase in average interest-bearing deposits and liabilities in 1999 over 1998 was principally caused by the effects of having Bank of the West balances included for an entire year, as well as growth in our customer deposit base.

20 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------


OPERATING SEGMENTS RESULTS

     As detailed in Note 20 to the Consolidated Financial Statements on pages 64 and 65, our operations are managed principally through our two major bank subsidiaries, Bank of the West and First Hawaiian. Bank of the West operates primarily in California, Oregon, Washington, Idaho and Nevada. It also conducts business nationally through its Consumer Finance Division and its Essex Credit Corporation subsidiary. First Hawaiian's primary base of operations is in Hawaii. It also has significant operations extending nationally, and to a lesser degree internationally, through its media finance, national corporate lending and leveraged leasing operations. The "other" category in the table below consists principally of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc., BancWest Capital I and First Hawaiian Capital I. The reconciling items are principally consolidating entries to eliminate intercompany balances and transactions. The following table summarizes significant financial information, as of or for years ended December 31, of our reportable segments:

---------------------------------------------------------------------------------------
(in millions)                                       2000           1999           1998
---------------------------------------------------------------------------------------
NET INTEREST INCOME
 Bank of the West ...........................      $   423       $   384       $   126
 First Hawaiian .............................          329           312           322
 Other ......................................           (5)           (7)          (14)
--------------------------------------------------------------------------------------
  CONSOLIDATED TOTAL ........................      $   747       $   689       $   434
======================================================================================
NET INCOME
 Bank of the West ...........................      $   110       $    84       $    18
 First Hawaiian .............................          112            94            75
 Other ......................................           (6)           (6)           (9)
--------------------------------------------------------------------------------------
  CONSOLIDATED TOTAL ........................      $   216       $   172       $    84
======================================================================================
YEAR END SEGMENT ASSETS
 Bank of the West ...........................      $11,159       $ 9,571       $ 8,603
 First Hawaiian .............................        7,452         7,081         7,248
 Other ......................................        3,215         2,747         2,458
 Reconciling items ..........................       (3,369)       (2,718)       (2,380)
--------------------------------------------------------------------------------------
  CONSOLIDATED TOTAL ........................      $18,457       $16,681       $15,929
======================================================================================

2000 VS. 1999

- Our net interest income for 2000 increased over 1999, principally due to the growth in loan and lease volume in the Western United States and increase in noninterest-bearing deposits. Bank of the West's annual average loan volume increased in 2000 by 14.4% over 1999. First Hawaiian's 5.4% increase in net interest income between 2000 and 1999 was primarily due to higher net interest margins.

- Our net income for 2000 increased over 1999, primarily due to: (1) higher net interest income from both Bank of the West and First Hawaiian; (2) lower restructuring, merger-related and other nonrecurring costs in 2000 compared to 1999; (3) higher noninterest income in 2000 over 1999 for both Bank of the West and First Hawaiian, such as income from service charges on deposit accounts, trust and investment services, annuity and mutual fund sales and other service charges and fees; and
        (4) controlled noninterest expense growth.

- Our total assets at December 31, 2000, grew by 10.6% over December 31, 1999, predominantly due to the 16.6% growth in Bank of the West's assets. An increase in earning assets, mainly consumer loans and lease financing, contributed to Bank of the West's growth. The 5.2% increase in First Hawaiian's assets in 2000 from 1999 was principally due to an increase in commercial, financial and agricultural loans, reflecting a rebounding Hawaiian economy.

1999 VS. 1998

- Our net interest income for 1999 increased over 1998, principally due to the inclusion of an entire year of Bank of the West operations in 1999 as opposed to two months for the year ended December 31, 1998. First Hawaiian's 3.1% decrease in net interest income in 1999 from 1998 reflects the effects of the slow recovery from the prolonged economic downturn in Hawaii, which decreased loan and lease volume.

- Our net income for 1999 increased over 1998, primarily due to the inclusion of Bank of the West's results for an entire year. The 25.3% increase in First Hawaiian's net income was primarily due to: (1) lower restructuring, merger-related and other nonrecurring costs in 1999 compared to 1998; (2) higher noninterest income in 1999 over 1998, such as income from trust and investment products and services; and (3) a reduction in noninterest expense, achieved through efficiencies gained from the BancWest Merger and cost containment initiatives.

- Our total assets at December 31, 1999, grew by 4.7% over December 31, 1998, predominantly due to the 11.3% growth in Bank of the West's assets. An increase in earning assets, mainly consumer loans and lease financing, contributed to Bank of the West's growth. The 2.3% decrease in First Hawaiian's assets in 1999 from 1998 was principally due to a decline in loans, reflecting the challenging economy in Hawaii.

                                        BancWest Corporation and Subsidiaries 21

--------------------------------------------------------------------------------

TABLE 1: AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND YIELDS AND RATES (TAXABLE-EQUIVALENT BASIS)

     The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2000, 1999 and 1998) to make them comparable with taxable items before any income taxes are applied.


                                                      2000                                1999
                                    ----------------------------------------------------------------------
                                                    INTEREST                            Interest
                                      AVERAGE       INCOME/   YIELD/      Average       Income/   Yield/
(dollars in thousands)                BALANCE       EXPENSE   RATE        Balance       Expense   Rate
----------------------------------------------------------------------------------------------------------
ASSETS
Earning assets:
 Interest-bearing deposits
 in other banks:
  Domestic ......................   $     5,405   $       233   4.30%   $     3,712   $       156   4.22%
  Foreign .......................       172,265        11,228   6.52        291,097        15,096   5.19
---------------------------------   -------------------------           -------------------------
  Total interest-bearing deposits
   in other banks ...............       177,670        11,461   6.45        294,809        15,252   5.17
---------------------------------   -------------------------           -------------------------
 Federal funds sold
  and securities
  purchased under
  agreements to resell ..........       199,970        13,016   6.51        186,569         9,537   5.11
---------------------------------   -------------------------           -------------------------
 Investment securities (1):
  Taxable .......................     2,074,238       136,295   6.57      1,695,460       101,706   6.00
  Exempt from Federal
   income taxes .................        14,774         1,168   7.91         23,193         1,699   7.33
---------------------------------   -------------------------           -------------------------
  Total investment
   securities ...................     2,089,012       137,463   6.58      1,718,653       103,405   6.02
---------------------------------   -------------------------           -------------------------
 Loans and leases (2), (3):
  Domestic ......................    12,941,488     1,117,404   8.63     11,933,259       977,575   8.19
  Foreign .......................       344,098        30,934   8.99        357,836        30,553   8.54
---------------------------------   -------------------------           -------------------------
  Total loans and
   leases .......................    13,285,586     1,148,338   8.64     12,291,095     1,008,128   8.20
---------------------------------   -------------------------           -------------------------
  TOTAL EARNING ASSETS ..........    15,752,238     1,310,278   8.32     14,491,126     1,136,322   7.84
---------------------------------   -------------------------           -------------------------
Cash and due from
 banks .........................        632,780                             621,964
Premises and
 equipment .....................        277,831                             280,587
Core deposit
 intangible ....................         60,887                              69,050
Goodwill .......................        612,284                             624,886
Other assets ...................        263,959                             205,902
--------------------------------    -----------                         -----------
  TOTAL ASSETS .................    $17,599,979                         $16,293,515
--------------------------------    -----------                         -----------


                                                           1998
                                    ------------------------------------
                                                     Interest
                                       Average       Income/   Yield/
(dollars in thousands)                 Balance       Expense   Rate
------------------------------------------------------------------------
ASSETS
Earning assets:
 Interest-bearing deposits
 in other banks:
  Domestic ......................    $    60,824   $     3,641   5.99%
  Foreign .......................        115,576         6,448   5.58
---------------------------------    -----------   -----------
  Total interest-bearing deposits
   in other banks ...............        176,400        10,089   5.72
---------------------------------    -----------   -----------
 Federal funds sold
  and securities
  purchased under
  agreements to resell ..........        222,069        11,932   5.37
---------------------------------    -----------   -----------
 Investment securities (1):
  Taxable .......................        955,448        60,938   6.38
  Exempt from Federal
   income taxes .................         19,249         1,426   7.41
---------------------------------    -----------   -----------
  Total investment
   securities ...................        974,697        62,364   6.40
---------------------------------    -----------   -----------
 Loans and leases (2), (3):
  Domestic ......................      7,281,289       632,245   8.68
  Foreign .......................        377,709        33,453   8.86
---------------------------------    -----------   -----------
  Total loans and
   leases .......................      7,658,998       665,698   8.69
---------------------------------    -----------   -----------
  TOTAL EARNING ASSETS ..........      9,032,164       750,083   8.30
---------------------------------    -----------
Cash and due from
 banks...........................        343,029
Premises and
 equipment.......................        259,130
Core deposit
 intangible......................         21,868
Goodwill.........................        197,178
Other assets.....................        179,189
                                     -----------
  TOTAL ASSETS...................    $10,032,558
---------------------------------    -----------

Notes:

(1) For the years ended December 31, 2000, 1999, and 1998, average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(2) Nonaccruing loans and leases are included in the average loan and lease balances.

(3) Interest income for loans and leases include loan fees of $32,811, $32,803 and $32,133 for 2000, 1999 and 1998, respectively.


22 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------


                                              2000                               1999                               1998
                               -------------------------------     -------------------------------      ---------------------------
                                              INTEREST                           Interest                         Interest
                                  AVERAGE     INCOME/   YIELD/      Average      Income/    Yield/      Average    Income/   Yield/
(dollars in thousands)            BALANCE     EXPENSE    RATE       Balance      Expense     Rate       Balance    Expense    Rate
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits
 and liabilities:
 Deposits:
  Domestic:
   Interest-bearing
    demand ................... $    289,317  $   3,546   1.23%   $    289,142   $   3,609    1.25%  $    534,967  $  11,743   2.20%
   Savings ...................    4,062,828     98,876   2.43       4,067,056      93,100    2.29      2,378,057     65,665   2.76
   Time ......................    6,083,739    345,939   5.69       5,497,583     264,336    4.81      3,202,516    166,860   5.21
  Foreign ....................      222,351      9,843   4.43         203,846       7,576    3.72        228,333      9,592   4.20
------------------------------ ------------  ---------           ------------------------           -----------------------
   Total interest-bearing
    deposits .................   10,658,235    458,204   4.30      10,057,627     368,621    3.67      6,343,873    253,860   4.00
 Short-term borrowings .......      667,809     40,174   6.02         646,576      30,326    4.69        726,119     36,727   5.06
 Long-term debt and
  capital securities .........      963,928     64,544   6.70         789,918      47,930    6.07        354,264     25,235   7.12
------------------------------ ------------  ---------           ------------------------           -----------------------
   TOTAL INTEREST-BEARING
    DEPOSITS AND
    LIABILITIES ..............   12,289,972    562,922   4.58      11,494,121     446,877    3.89      7,424,256    315,822   4.25
------------------------------ ------------  ---------           ------------------------           -----------------------
   Interest rate spread ......                           3.74%                               3.95%                            4.05%
                                                         ====                                ====                             ====
Noninterest-bearing
 deposits ....................    2,721,818                         2,459,305                          1,366,226
Other liabilities ............      685,563                           547,128                            304,018
------------------------------ ------------                      ------------                       -------------
   Total liabilities .........   15,697,353                        14,500,554                          9,094,500
Stockholders' equity .........    1,902,626                         1,792,961                            938,058
------------------------------ ------------                      ------------                       -------------
   TOTAL LIABILITIES AND
    STOCKHOLDERS'
    EQUITY ................... $ 17,599,979                      $ 16,293,515                       $ 10,032,558
============================== ============                      ============                       =============
   NET INTEREST INCOME
    AND MARGIN ON TOTAL
    EARNING ASSETS ...........                 747,356   4.75%                    689,445    4.76%                  434,261   4.81%
                                                         =====                               =====                            =====
   Tax-equivalent
    adjustment ...............                     422                                611                               542
------------------------------               ---------                          ---------                         ---------
   NET INTEREST INCOME .......               $ 746,934                          $ 688,834                         $ 433,719
===================================================================================================================================


[PERFORMANCE GRAPHS]

                                                                   TOTAL REVENUE-
                                                               NET INTEREST INCOME AND
                                                                 NONINTEREST INCOME
             TOTAL ASSETS      LOANS & LEASES                     ($ in millions)
           ($ in billions)    ($ in billions)       --------------------------------------------     NET INTEREST MARGIN
             DECEMBER 31        DECEMBER 31         Net Interest Income       Noninterest Income             (%)
           ---------------    ---------------       -------------------       ------------------     -------------------
'96 .......      8.6                6.2                    349.8                     95.6                   4.63
'97 .......      8.9                6.8                    369.8                    110.6                   4.77
'98 .......     15.9               12.0                    433.7                    134.2                   4.81
'99 .......     16.7               12.5                    688.8                    197.6                   4.76
'00 .......     18.5               14.0                    746.9                    216.1                   4.75


                                      BancWest Corporation and Subsidiaries   23

--------------------------------------------------------------------------------

TABLE 2: ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAXABLE-EQUIVALENT BASIS)

       The following table analyzes the dollar amount of change (on a taxable-equivalent basis) in interest income and expense and the changes in dollar amounts attributable to:
       (a)    changes in volume (changes in volume times the prior year's rate),
       (b) changes in rates (changes in rates times the prior year's volume), and
       (c)    changes in rate/volume (change in rate times change in volume).
       In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.
       The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2000, 1999 and 1998) to make them comparable with taxable items before any income taxes are applied.

                                                    2000 COMPARED TO 1999--                    1999 Compared to 1998--
                                                  INCREASE (DECREASE) DUE TO:                Increase (Decrease) Due to:
                                              -------------------------------------   ---------------------------------------
                                                                        NET INCREASE                             Net Increase
(in thousands)                                   VOLUME         RATE     (DECREASE)       Volume         Rate     (Decrease)
------------------------------------------------------------------------------------------------------------------------------
Interest earned on:
 Interest-bearing deposits in other banks:
   Domestic ................................  $      73     $      4     $      77     $  (2,646)    $   (839)    $  (3,485)
   Foreign .................................     (7,134)       3,266        (3,868)        9,133         (485)        8,648
------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits
     in other banks ........................     (7,061)       3,270        (3,791)        6,487       (1,324)        5,163
------------------------------------------------------------------------------------------------------------------------------
 Federal funds sold and securities
  purchased under agreements to resell .....        724        2,755         3,479        (1,836)        (559)       (2,395)
------------------------------------------------------------------------------------------------------------------------------
 Investment securities:
  Taxable ..................................     24,241       10,348        34,589        44,591       (3,823)       40,768
  Exempt from Federal income taxes .........       (657)         126          (531)          289          (16)          273
------------------------------------------------------------------------------------------------------------------------------
    Total investment securities ............     23,584       10,474        34,058        44,880       (3,839)       41,041
------------------------------------------------------------------------------------------------------------------------------
 Loans and leases(1):
  Domestic .................................     85,314       54,515       139,829       382,948      (37,618)      345,330
  Foreign ..................................     (1,199)       1,580           381        (1,723)      (1,177)       (2,900)
------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases .................     84,115       56,095       140,210       381,225      (38,795)      342,430
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets ...................    101,362       72,594       173,956       430,756      (44,517)      386,239
------------------------------------------------------------------------------------------------------------------------------
Interest paid on:
 Deposits:
  Domestic:
   Interest-bearing demand .................          2          (65)          (63)       (4,195)      (3,939)       (8,134)
   Savings .................................        (97)       5,873         5,776        40,211      (12,776)       27,435
   Time ....................................     30,081       51,522        81,603       111,249      (13,773)       97,476
  Foreign ..................................        730        1,537         2,267          (972)      (1,044)       (2,016)
------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits ........     30,716       58,867        89,583       146,293      (31,532)      114,761
 Short-term borrowings .....................      1,025        8,823         9,848        (3,847)      (2,554)       (6,401)
 Long-term debt and capital securities .....     11,302        5,312        16,614        26,929       (4,234)       22,695
------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits
     and liabilities .......................     43,043       73,002       116,045       169,375      (38,320)      131,055
------------------------------------------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN NET INTEREST
     INCOME ................................  $  58,319     $   (408)    $  57,911     $ 261,381     $ (6,197)    $ 255,184
==============================================================================================================================

Note:

(1) Interest income for loans and leases include loan fees of $32,811, $32,803 and $32,133 for 2000, 1999 and 1998, respectively.


24  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

NONINTEREST INCOME

       Components of and changes in noninterest income are reflected below for the years indicated:

---------------------------------------------------------------------------------------------------------------------------
                                                                                 2000/99 CHANGE           1999/98 Change
                                                                             ---------------------     --------------------
(dollars in thousands)                       2000       1999       1998       AMOUNT         %          Amount         %
---------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts ...... $ 74,718   $ 67,674   $ 39,545    $  7,044        10.4%     $ 28,129       71.1%
Trust and investment services income .....   36,161     32,644     26,971       3,517        10.8         5,673       21.0
Other service charges and fees ...........   73,277     65,484     39,770       7,793        11.9        25,714       64.7
Securities gains, net ....................      211         16        441         195     1,218.8          (425)     (96.4)
Other ....................................   31,709     31,814     27,455        (105)        (.3)        4,359       15.9
-------------------------------------------------------------------------------------                  --------       -----
TOTAL NONINTEREST INCOME ................. $216,076   $197,632   $134,182    $ 18,444         9.3%     $ 63,450       47.3%
===========================================================================================================================

2000 VS. 1999

       As the table above shows in more detail, noninterest income increased $18.4 million or 9.3%, from $197.6 million in 1999 to $216.1 million in 2000. Factors causing the increase included:

- Service charges on deposit accounts increased primarily due to higher levels of deposits caused by the expansion of our customer deposit base in our Bank of the West operating segment.

- Trust and investment services income increased primarily due to increased money management services to both retail and institutional clients, reflecting our continuing efforts to strengthen and diversify our revenue base.

- Other service charges and fees increased primarily due to higher merchant services fees, higher bank card fees, higher ATM convenience fee income, higher annuity and mutual fund sales and higher miscellaneous service fees.

- Other noninterest income decreased by .3% compared to 1999. Significant items in 2000 included $5 million in termination fees from the cancelled First Security Corporation and Zions Bancorp merger and a gain on the sale of the former SierraWest Bank headquarters of $1.2 million in 2000. It should be noted that 1999's other noninterest income total included a gain on the transfer of rights associated with the termination of a leveraged lease of approximately $5 million.

1999 VS. 1998

       The 47.3% increase in total noninterest income from 1998 to 1999, as shown in more detail in the table above, was primarily due to the inclusion of the results of operations for an entire year of Bank of the West versus two months in 1998, as well as the following factors:

- Trust and investment services income increased, primarily due to higher investment and trust management fees earned.

- Service charges on deposit accounts increased, primarily due to higher service charges and an increase in volume.

- Other service charges and fees increased, primarily due to higher mortgage servicing fees for mortgage loans that were originated and sold with servicing retained, higher ATM convenience fee income and higher merchant-discount fees.

- Other noninterest income increased, primarily due to increases in foreclosed property income and miscellaneous service charges and fees. In addition, we recognized a gain on the transfer of rights associated with the termination of a leveraged lease of approximately $5 million in 1999. It should be noted that 1998's other noninterest income total included a $3.9 million gain on the sale of a corporate aircraft and a $2.1 million gain on the sale of a regional manager's residence.


[PERFORMANCE GRAPHS]

                                                                             NONPERFORMING ASSETS TO TOTAL
                                                                             LOANS AND LEASES & OTHER REAL
              ALLOWANCE FOR CREDIT LOSSES          NET LOANS AND LEASES      ESTATE OWNED AND REPOSSESSED
               TO TOTAL LOANS AND LEASES          CHARGED OFF TO AVERAGE          PERSONAL PROPERTY
                      DECEMBER 31                     LOANS AND LEASES                DECEMBER 31
                          (%)                              (%)                            (%)
              ---------------------------         ---------------------      ----------------------------
'96 .........            1.46                             .42                            1.68
'97 .........            1.33                             .33                            1.42
'98 .........            1.32                             .31                            1.11
'99 .........            1.29                             .42                            1.01
'00 .........            1.23                             .37                             .86


                                      BancWest Corporation and Subsidiaries   25

--------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

       The following sets forth the activity in the allowance for credit losses for the years indicated:

-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                2000            1999              1998             1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES OUTSTANDING (END OF YEAR) ..... $ 13,971,831    $ 12,524,039      $ 11,964,563      $ 6,792,394      $ 6,243,124
===================================================================================================================================
AVERAGE LOANS AND LEASES OUTSTANDING ........... $ 13,285,586    $ 12,291,095      $  7,658,998      $ 6,476,822      $ 5,906,929
===================================================================================================================================
Allowance for credit losses:
 Balance at beginning of year .................. $    161,418    $    158,294      $     90,487      $    90,895      $    83,736
-----------------------------------------------------------------------------------------------------------------------------------
 Provision for credit losses ...................       60,428          55,262            30,925           20,010           25,048
 Loans and leases charged off:
  Commercial, financial and agricultural .......        8,693           7,715             6,440            7,487           10,671
  Real estate:
   Commercial ..................................        2,715           6,385               740            1,150            1,883
   Construction ................................        3,480           3,646                --              180            1,450
   Residential .................................        6,589           5,539             4,217            3,731            2,937
  Consumer .....................................       28,331          27,927            17,911           13,994           10,957
  Lease financing ..............................       10,202           9,111             1,385              105              117
  Foreign ......................................        2,121           1,222               458              197              415
-----------------------------------------------------------------------------------------------------------------------------------
   Total loans and leases charged off ..........       62,131          61,545            31,151           26,844           28,430
-----------------------------------------------------------------------------------------------------------------------------------
 Recoveries on loans and leases previously
  charged off:
   Commercial, financial and agricultural ......        1,954           1,761             1,314            1,830            1,199
   Real estate:
    Commercial .................................          178             311               821              310              112
    Construction ...............................          751              18             1,244               --              117
    Residential ................................        1,143           1,101               250              985              234
   Consumer ....................................        6,261           5,681             3,040            2,347            1,706
   Lease financing .............................        2,018           1,397               253               26                3
   Foreign .....................................          423             163               124               64               64
-----------------------------------------------------------------------------------------------------------------------------------
   Total recoveries on loans and leases
    previously charged off .....................       12,728          10,432             7,046            5,562            3,435
-----------------------------------------------------------------------------------------------------------------------------------
   Net charge-offs .............................      (49,403)        (51,113)          (24,105)         (21,282)         (24,995)
 Transfer of allowance allocated to
  securitized loans ............................           --          (1,025)               --               --               --
 Allowances of subsidiaries purchased (1) ......           --              --            60,987              864            7,106
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT END OF YEAR ........................ $    172,443    $    161,418      $    158,294      $    90,487      $    90,895
===================================================================================================================================
Net loans and leases charged off to
 average loans and leases ......................          .37%            .42%              .31%             .33%             .42%
Net loans and leases charged off to
 allowance for credit losses ...................        28.65%          31.66%            15.23%           23.52%           27.50%
Allowance for credit losses to total
 loans and leases (end of year) ................         1.23%           1.29%             1.32%            1.33%            1.46%
Allowance for credit losses to
 nonperforming loans and leases (end of year):
 Excluding 90 days or more past due
  accruing loans and leases ....................         1.84x           1.64x             1.61x            1.40x            1.15x
 Including 90 days or more past due
  accruing loans and leases ....................         1.56x           1.39x             1.16x             .91x             .81x
===================================================================================================================================

Note:

(1) Allowance for credit losses of $60,987 in 1998, $864 in 1997 and $7,106 in 1996 were related to the BancWest Merger, a SierraWest Bancorp merger and the 1996 acquisition of divested branches in the Pacific Northwest, respectively.


26   BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

       We have allocated a portion of the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the various loan and lease categories as of December 31 for the years indicated:


---------------------------------------------------------------------------------------------------------------------
                                 2000                                1999                          1998
                       ----------------------------------------------------------------------------------------------
                                       PERCENT OF                          Percent of                    Percent of
                                      LOANS/LEASES                        Loans/Leases                  Loans/Leases
                                         IN EACH                            in Each                        in Each
                                        CATEGORY                            Category                      Category
                       ALLOWANCE        TO TOTAL           Allowance        to Total      Allowance       to Total
(dollars in thousands)  AMOUNT        LOANS/LEASES           Amount       Loans/Leases      Amount      Loans/Leases
---------------------------------------------------------------------------------------------------------------------
 Domestic:
 Commercial,
  financial and
  agricultural ...... $  22,185            19%             $  19,175           18%         $  28,988          19%
 Real estate:
  Commercial ........    11,030            19                 10,275           19             13,245          19
  Construction ......     3,780             3                  4,755            3              4,899           4
  Residential .......     7,055            17                 12,305           19             12,009          22
 Consumer ...........    39,025            26                 34,200           24             32,251          22
 Lease financing ....    16,295            14                 12,855           14              9,992          11
Foreign .............     1,400             2                    850            3              1,435           3
Unallocated .........    71,673           N/A                 67,003          N/A             55,475         N/A
---------------------------------------------------------------------------------------------------------------------
  TOTAL ............. $ 172,443           100%             $ 161,418          100%         $ 158,294         100%
=====================================================================================================================


----------------------------------------------------------------------------------
                                 1997                           1996
                      ------------------------------------------------------------
                                       Percent of                      Percent of
                                      Loans/Leases                    Loans/Leases
                                         in Each                         in Each
                                        Category                        Category
                       Allowance        to Total       Allowance        to Total
(dollars in thousands)   Amount       Loans/Leases       Amount       Loans/Leases
----------------------------------------------------------------------------------
 Domestic:
 Commercial,
  financial and
  agricultural ......   $ 17,113           25%          $ 17,091          24%
 Real estate:
  Commercial ........      5,829           22              8,111          23
  Construction ......        570            3                414           4
  Residential .......      8,779           30              6,407          32
 Consumer ...........     15,464           10             11,130           9
 Lease financing ....        546            5                894           4
Foreign .............      1,405            5              1,540           4
Unallocated .........     40,781          N/A             45,308         N/A
----------------------------------------------------------------------------------
  TOTAL                 $ 90,487          100%          $ 90,895         100%
==================================================================================


       The provision for credit losses is based on management's judgment as to the adequacy of the allowance for credit losses (the "Allowance"). Management uses a systematic methodology to determine the related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral.

       Using this methodology, we allocate the Allowance to individual loans and leases and to categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 to the Consolidated Financial Statements on pages 45 through 50 describes how we evaluate loans for impairment. Note 7 to the Consolidated Financial Statements on page 55 details additional information regarding the Allowance and impaired loans.

       Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our statistical analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan types. Some of the Allowance is not allocated to specific impaired loans because of the subjective nature of the process of estimating an adequate allowance for credit losses, economic uncertainties and other factors.

       As the table on page 26 illustrates, the provision for credit losses for 2000 was $60.4 million, an increase of $5.2 million, or 9.3%, over 1999.

       The most notable factor causing the increase in the provision for credit losses was the increase in our loan and lease volume.

NET CHARGE-OFFS

2000 VS. 1999

---------------------------------------------------------------------------------
(in thousands)                            2000           1999             Change
---------------------------------------------------------------------------------
Net charge-offs ......................  $49,403        $51,113             (3.3)%
=================================================================================

       In 2000, net charge-offs decreased by $1.7 million compared to 1999 due to the following factors:

- Real estate - commercial net charge-offs decreased by $3.5 million, primarily due to fewer charge-offs of nonperforming loans in Hawaii. The decrease in nonperforming loans reflected the rebound in Hawaii's commercial property values.

- Real estate - residential net charge-offs increased by $1 million, primarily due to increased charge-offs of nonperforming residential loans in our First Hawaiian operating segment.

- Lease financing net charge-offs increased in 2000 over 1999 by 6.1% or $470,000, primarily in the Bank of the West operating segment. The charge-offs were


                                      BancWest Corporation and Subsidiaries   27

--------------------------------------------------------------------------------

       primarily in the consumer and equipment areas.

- Foreign net charge-offs increased in 2000 over 1999 by $639,000 or 60.3%, primarily due to increased charge-offs in Guam and Saipan.

1999 VS. 1998

---------------------------------------------------------------------
(in thousands)                     1999         1998        Change
---------------------------------------------------------------------
Net charge-offs ................ $51,113      $24,105        112.0%
=====================================================================

       In 1999, net charge-offs increased by $27 million over 1998 due to the following factors:

- Real estate - commercial net charge-offs increased by $6.2 million, primarily due to the write-down of values of certain nonperforming loans in Hawaii. The charge-offs reflected the lingering effect that the prolonged economic downturn in Hawaii has had on real estate property values.

- Real estate - construction net charge-offs increased in 1999 over 1998 by $4.9 million, primarily due to a partial write-down of a restructured loan in Hawaii.

- Consumer net charge-offs increased in 1999 over 1998 by $7.4 million, or 49.6%, primarily due to the BancWest Merger. The addition of Bank of the West for an entire year, versus two months in 1998, was the main factor in the increase in net charge-offs in this category.

- Lease financing net charge-offs increased in 1999 over 1998 by $6.6 million, or 581.4%, primarily due to the BancWest Merger. The addition of Bank of the West's lease financing portfolio for an entire year increased the amount of charge-offs. The charge-offs were primarily in the consumer and equipment areas.

ALLOWANCE FOR CREDIT LOSSES

2000 VS. 1999

-----------------------------------------------------------------------------
(dollars in thousands)                   2000          1999            Change
-----------------------------------------------------------------------------
Allowance for credit losses
 (year end) .........................  $172,443      $161,418           6.8%
Allowance for credit losses
 as a % of total loans
 and leases (year end) ..............      1.23%         1.29%         (4.7)%
Allowance for credit losses
 to nonperforming loans and
 leases, excluding 90 days
 or more past due accruing
 loans and leases (year end) ........      1.84x         1.64x         12.2%
=============================================================================

       The percentage of the Allowance compared to total loans and leases decreased in 2000 from 1999, primarily due to the growth in loan and lease volume in 2000. The ratio of the Allowance to nonperforming loans and leases increased to 1.84x in 2000 compared to 1.64x in 1999. The increase is primarily attributable to the decrease in nonperforming loans and leases and an increase in the allowance for credit losses in 2000.

       In management's judgment, the Allowance is adequate to absorb losses inherent in the loan and lease portfolio at December 31, 2000. However, if economic conditions in our markets change, the Allowance,nonperforming assets and charge-offs could change as a result. While we have seen no impact to date from higher energy prices on the California economy, we are monitoring this factor closely.

NONINTEREST EXPENSE

       The table below shows the categories of noninterest expense and how they have changed between 2000 and 1999, and between 1999 and 1998:


--------------------------------------------------------------------------------------------------------------------------
                                                                             2000/99 CHANGE              1999/98 Change
                                                                           -------------------       ---------------------
(in thousands)                          2000        1999         1998        AMOUNT        %           Amount          %
--------------------------------------------------------------------------------------------------------------------------
Personnel:
  Salaries and wages ............... $ 184,901   $ 181,914    $ 130,986    $   2,987       1.6%      $  50,928       38.9%
  Employee benefits ................    55,362      52,103       38,670        3,259       6.3          13,433       34.7
-----------------------------------------------------------------------    ---------                 ---------
Total personnel expense ............   240,263     234,017      169,656        6,246       2.7          64,361       37.9
Occupancy expense ..................    62,715      60,056       47,107        2,659       4.4          12,949       27.5
Outside services ...................    45,924      44,697       21,858        1,227       2.7          22,839      104.5
Intangible amortization ............    36,597      35,760       13,789          837       2.3          21,971      159.3
Equipment expense ..................    29,241      30,422       29,125       (1,181)     (3.9)          1,297        4.5
Stationery and supplies ............    20,286      21,275       12,958         (989)     (4.6)          8,317       64.2
Advertising and promotion ..........    16,950      15,788       11,909        1,162       7.4           3,879       32.6
Restructuring, merger-related
  and other nonrecurring costs......     1,269      17,534       25,527      (16,265)    (92.8)         (7,993)     (31.3)
Other ..............................    80,716      75,526       60,146        5,190       6.9          15,380       25.6
-----------------------------------------------------------------------    ---------                 ---------
TOTAL NONINTEREST EXPENSE .......... $ 533,961   $ 535,075    $ 392,075    $  (1,114)      (.2)%     $ 143,000       36.5%
==========================================================================================================================


28   BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

2000 VS. 1999

       Total noninterest expense for 2000 was $534 million, a decrease of $1.1 million, or .2%, from 1999. The main factor causing the decrease was pre-tax restructuring, merger-related and other nonrecurring costs of $1.3 million in 2000 compared to $17.5 million in 1999. Excluding pre-tax restructuring, merger-related and other nonrecurring costs, noninterest expense was $532.7 million in 2000, an increase of $15.2 million, or 2.9%, over $517.5 million in 1999. Significant factors for the difference included:

- Total personnel expense increased by $6.2 million, or 2.7%, due to the larger number of employees, primarily in our Bank of the West operating segment due to need for increased staffing as a result of our continuing expansion. The increase was partially offset by higher net periodic pension benefit credits and a decrease in personnel expense for First Hawaiian employees affected by the ALLTEL facilities management agreement.

- Occupancy expense increased by $2.7 million, or 4.4%, due to higher building maintenance and rent expense for certain facilities.

- Equipment expense decreased by $1.2 million, or 3.9%, due to the transfer of certain assets to the outside service provider under the ALLTEL facilities management agreement for the consolidation and operation of a single data center.

- Outside services increased by $1.2 million, or 2.7%, primarily due to the fees paid for the ALLTEL facilities management agreement.

- Other noninterest expense increased by $5.2 million, or 6.9%, primarily due to $3 million in expenses related to the terminated branch purchase agreement resulting from the cancellation of the merger between Zions Bancorporation and First Security Corporation.

1999 VS. 1998

       Total noninterest expense for 1999 was $535.1 million, an increase of $143 million, or 36.5%, over 1998. The main reason was the inclusion of an entire year of operations of Bank of the West in 1999 as opposed to only two months in 1998. Major areas of difference between 1999 and 1998 were:

- Total personnel expense increased $64.4 million, or 37.9%, due to the larger number of employees. This increase was partially offset by: (1) lower salaries and wages expense as a result of our reengineering and consolidation efforts; and (2) higher net periodic pension benefit credits.

- Occupancy expense increased by $12.9 million, or 27.5%, because we had more facilities after the BancWest Merger.

- Intangible amortization expense increased by $22 million, or 159.3%, primarily due to an entire year of amortization of intangible assets associated with the BancWest Merger.

- Outside services increased by $22.8 million, or 104.5%, due in part to our outsourcing of the data processing operations to ALLTEL in the third quarter of 1999.

       The following factors also contributed to the increase:

- We recorded pre-tax restructuring, merger-related and other nonrecurring costs totaling $17.5 million in 1999, primarily due to the merger with SierraWest Bancorp and the consolidation of our three data centers into a single facility in Honolulu.

- Other noninterest expense increased by $15.4 million, or 25.6%, due to write-downs and losses on the sale of certain OREO, higher foreclosed property expenses and the charitable donation of an employee recre-ational center to a community group in Hawaii, resulting in a pre-tax loss on donation of $1.3 million, but a tax benefit of $2.4 million.

INCOME TAXES

       The provision for income taxes as shown in the Consolidated Statements of Income on page 42 represents 41.3% for 2000 and 41.8% of pre-tax income for 1999 and 1998, respectively.

       On a taxable-equivalent basis, the effective tax rate was 41.4% for 2000, 41.9% for 1999 and 42.1% for 1998. Additional information on our consolidated income taxes is provided in Note 19 to the Consolidated Financial Statements on pages 63 and 64.


BancWest Corporation and Subsidiaries  29

--------------------------------------------------------------------------------

LOANS AND LEASES

       The following table shows the major categories in the loan and lease portfolio as of December 31 for the years indicated:


-----------------------------------------------------------------------------------------------------------
(in millions)                                   2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------
Domestic:
 Commercial, financial and agricultural ..... $ 2,605      $ 2,213      $ 2,233      $ 1,710      $ 1,482
 Real estate:
  Commercial ................................   2,618        2,467        2,284        1,509        1,421
  Construction ..............................     406          408          430          228          262
  Residential ...............................   2,360        2,363        2,692        1,980        1,963
 Consumer ...................................   3,600        2,987        2,583          689          590
 Lease financing ............................   2,038        1,738        1,361          338          245
Foreign:
 Commercial and industrial ..................      66           65           81           68           55
 Other ......................................     279          283          301          270          225
-----------------------------------------------------------------------------------------------------------
   TOTAL LOANS AND LEASES ................... $13,972      $12,524      $11,965      $ 6,792      $ 6,243
===========================================================================================================


       The BancWest Merger illustrates our continuing efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume was primarily in our Mainland United States operations. However, loan and lease volumes in Hawaii are also rebounding.

       The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. As the table above shows, total loans and leases increased by 11.6% at December 31, 2000 over December 31, 1999. The increase was primarily due to increases in the volume of commercial, financial and agricultural loans, consumer loans and leases, mainly due to the increased lending in the Western United States. The increase was partially offset by a decrease in the amount of residential real estate loans, mainly in Hawaii, resulting from the prolonged economic downturn experienced for most of the 1990's, from which Hawaii is rebounding.

 COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

       As of December 31, 2000, commercial, financial and agricultural loans totaled 18.6% of total loans and leases. Loan volume in this category was higher between 2000 and 1999.

       We seek to maintain reasonable levels of risk in commercial and financial lending by following prudent underwriting guidelines primarily based on cash flow. Most commercial and financial loans are collateralized and/or supported by guarantors judged to have adequate net worth. We make unsecured loans to customers based on character, net worth, liquidity and repayment ability.

REAL ESTATE LOANS

       Real estate loans represented 38.5% and 41.8% of total loans and leases at December 31, 2000 and 1999, respectively. The relative decrease was primarily due to lower production resulting from the higher interest rate environment.

       We seek to maintain reasonable levels of risk in real estate lending by financing projects selectively, by adhering to prudent underwriting guidelines and by closely monitoring general economic conditions affecting local real estate markets.

       MULTIFAMILY AND COMMERCIAL REAL ESTATE LOANS. We analyze each application to assess the project's economic viability, the loan-to-value ratio of the real estate securing the financing and the underlying financial strength of the borrower. In this type of lending, we will generally: (1) lend no more than 75% of the appraised value of the underlying project or property; and (2) require a minimum debt service ratio of 1.20.

       SINGLE-FAMILY RESIDENTIAL LOANS. We will generally lend no more than 80% of the appraised value of the underlying property. Although the majority of our loans adhere to that limit, loans made in excess of that limit are generally covered by third-party mortgage insurance that reduces our equivalent risk to an 80% loan-to-appraised-value ratio.

       HOME EQUITY LOANS. We generally lend up to 75% of appraised value or tax assessed value for fee simple properties. This includes any senior mortgages. Debt-to-income ratio should not exceed 45% and good credit is required.


30  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

CONSUMER LOANS

       Consumer loans, including credit cards, totaled 25.8% of total loans and leases at December 31, 2000. Balances in this category increased 20.5% from a year earlier, primarily due to the growth in the Bank of the West operating segment. The strong economy in Bank of the West's area of operation has fueled the demand for consumer credit.

       Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines which include an evaluation of: (1) personal credit history; (2) personal cash flow; and (3) collateral values based on existing market conditions.

LEASE FINANCING

       Lease financing as of December 31, 2000, increased 17.3% from 1999. The increase is primarily due to an increased volume of consumer leases on the Mainland United States.

LOAN AND LEASE CONCENTRATIONS

       Loan and lease concentrations exist when there are loans to multiple borrowers who are engaged in similar activities and thus would be impacted by the same economic or other conditions. At December 31, 2000, we did not have a concentration of loans and leases greater than 10% of total loans and leases which were not otherwise disclosed as a category in the table on page 30.

       The loan and lease portfolio is principally located in California and Hawaii and, to a lesser extent, Oregon, Washington, Idaho and Nevada. The risk inherent in the portfolio is dependent upon both the economic stability of those states and the financial well-being and credit-worthiness of the borrowers.

LOAN AND LEASE MATURITIES

       The contractual maturities of loans and leases (shown in the table below) do not necessarily reflect the actual term of our loan and lease portfolio. In our experience, the average life of residential real estate and consumer loans is substantially less than their contractual terms because borrowers prepay loans.

       In general, the average life of real estate loans tends to increase when current interest rates exceed rates on existing loans. In contrast, borrowers are more likely to prepay loans when current interest rates are below the rates on existing loans. The volume of such prepayments depends upon changes in both the absolute level of interest rates, the relationship between fixed and adjustable-rate loans and the relative values of the underlying collateral. As a result, the average life of our fixed-rate real estate loans has varied widely.

       We generally sell our fixed-rate residential loans on the secondary market, but retain variable-rate residential loans in our portfolio.

       At December 31, 2000, loans and leases with maturities over one year were comprised of fixed-rate loans totaling $6.6 billion and floating or adjustable-rate loans totaling $3.6 billion.

       The following table sets forth the contractual maturities of our loan and lease portfolio by category at December 31, 2000. Demand loans are included as due within one year.


------------------------------------------------------------------------------------------------------------------------
                                                    Within          After One But           After
(in millions)                                      One Year       Within Five Years       Five Years            Total
------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural ...........  $ 1,251            $   992              $   362           $  2,605
Real estate:
 Commercial ......................................      946              1,144                  528              2,618
 Construction ....................................      394                  9                    3                406
 Residential .....................................      357                458                1,545              2,360
Consumer .........................................      497              1,531                1,572              3,600
Lease financing ..................................      293              1,292                  453              2,038
Foreign ..........................................       62                187                   96                345
------------------------------------------------------------------------------------------------------------------------
    TOTAL ........................................  $ 3,800            $ 5,613              $ 4,559           $ 13,972
========================================================================================================================


                                       BancWest Corporation and Subsidiaries  31

--------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST DUE LOANS AND LEASES

       Nonperforming assets and past due loans and leases as of December 31 are reflected below for the years indicated:


----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                2000         1999        1998        1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
 Nonaccrual:
  Commercial, financial and agricultural .......................... $ 42,089     $ 22,222    $ 21,951    $ 10,372       $ 21,648
  Real estate:
   Commercial .....................................................   15,331       25,790      23,128       9,941         10,736
   Construction ...................................................      403        2,990         485          --          2,173
   Residential:
    Insured, guaranteed, or conventional ..........................   11,521       18,174      10,137       6,478         13,815
    Home equity credit lines ......................................       --          940         527          50            489
----------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ......................................   27,255       47,894      34,277      16,469         27,213
----------------------------------------------------------------------------------------------------------------------------------
  Consumer ........................................................    3,257        1,625       2,416         139             92
  Lease financing .................................................    6,532        3,391       1,816          10             27
  Foreign .........................................................    5,496        2,162       1,174          --             --
----------------------------------------------------------------------------------------------------------------------------------
     Total nonaccrual loans and leases ............................   84,629       77,294      61,634      26,990         48,980
----------------------------------------------------------------------------------------------------------------------------------
 Restructured:
  Commercial, financial and agricultural ..........................      927        1,004       3,894       1,532          3,429
  Real estate:
   Commercial .....................................................    7,055        7,905      17,161      18,241         25,853
   Construction ...................................................       --       11,024      14,524      14,524             --
   Residential:
    Insured, guaranteed, or conventional ..........................      937        1,100       1,100       2,626            267
    Home equity credit lines ......................................       --           --          --         559            561
----------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ......................................    7,992       20,029      32,785      35,950         26,681
----------------------------------------------------------------------------------------------------------------------------------
     Total restructured loans and leases ..........................    8,919       21,033      36,679      37,482         30,110
----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans and leases .........................   93,548       98,327      98,313      64,472         79,090
 Other real estate owned and repossessed personal property ........   27,479       28,429      34,440      32,294         26,170
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONPERFORMING ASSETS ................................... $121,027     $126,756    $132,753    $ 96,766       $105,260
==================================================================================================================================
Past due loans and leases(1):
 Commercial, financial and agricultural ........................... $  6,183     $  1,280    $  1,578    $  3,158       $  8,818
 Real estate:
  Commercial ......................................................    1,987        1,436       5,212         866          8,527
  Construction ....................................................       --           --         440         447             --
  Residential:
   Insured, guaranteed, or conventional ...........................    3,387        7,751      23,413      25,002          9,812
   Home equity credit lines .......................................      499          575       1,710       2,077          2,220
----------------------------------------------------------------------------------------------------------------------------------
     Total real estate loans ......................................    5,873        9,762      30,775      28,392         20,559
----------------------------------------------------------------------------------------------------------------------------------
 Consumer .........................................................    3,719        2,043       3,552       3,769          3,164
 Lease financing ..................................................      113          113          74          24             40
 Foreign ..........................................................    1,321        4,824       1,816          --             --
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL PAST DUE LOANS AND LEASES .............................. $ 17,209     $ 18,022    $ 37,795    $ 35,343       $ 32,581
==================================================================================================================================
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of year):
  Excluding past due loans and leases .............................      .86%        1.01%       1.11%       1.42%          1.68%
  Including past due loans and leases .............................      .99%        1.15%       1.42%       1.94%          2.20%
Nonperforming assets to total assets (end of year):
  Excluding past due loans and leases .............................      .66%         .76%        .83%       1.09%          1.22%
  Including past due loans and leases .............................      .75%         .87%       1.07%       1.49%          1.60%
==================================================================================================================================


Note:

(1) Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest, are adequately collateralized and are in the process of collection.



32  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

NONPERFORMING ASSETS

       As shown in the table on page 32, nonperforming assets decreased by 4.5%, or $5.7 million, between December 31, 1999 and December 31, 2000. The decrease was principally due to the following:

- A decrease in real estate-commercial nonaccrual loans, due to the payoff of three loans, two loans transferred to OREO and one loan returned to accrual status.

- A decrease in real estate-residential nonaccrual loans, the result of charge-offs and transfers of loans to OREO, reflecting the lingering effects of the prolonged economic downturn, from which Hawaii is slowly emerging.

- A decrease in restructured real estate-construction loans due to write-downs and a payoff of an $11 million restructured loan.

       These decreases were partially offset by:

- An increase in commercial, financial and agricultural nonaccrual loans, a result of three commercial loans placed on nonaccrual status in the fourth quarter of 2000.

- An increase in foreign nonaccrual loans, primarily due to a real estate-construction loan originated in Guam being placed on nonaccrual status in 2000.

- Increases in nonaccrual consumer loan and lease financing are the result of the increases in average consumer loan and lease financing balances.

IMPACT OF HAWAII ECONOMY

       A nine-year economic downturn in Hawaii increased the level of our nonaccrual loans and leases and charge-offs during the 1990s. Hawaii's overall economic growth and the level of growth in tourism reflected an increase during 2000. Some improvement was seen in 2000 and 1999 in certain sectors of the Hawaii real estate market. There was a continued increase in residential real estate properties transferred to OREO in 2000 because of overall weakness in the market, including declining leasehold real estate values. However, sales of OREO began to increase in the second half of 2000.

IMPACT OF WESTERN REGION ECONOMY

       The economy in California and the Pacific Northwest continues to expand. As a result, there has been an overall decline in the ratio of nonperforming assets to total loans and leases and OREO. Given the concern over the energy industry in California, we are closely monitoring developments and their potential impact to us. However, other than our utility bills, we have no direct exposure to any of the California utilities. We will further expand our presence in the Western United States with the acquisition of 30 branches in Nevada and New Mexico in the first quarter of 2001. See further discussion in Note 2 to the Consolidated Financial Statements on pages 50 and 51.

ASIA-PACIFIC LOAN EXPOSURE

       A number of countries in the Asia-Pacific region, including Japan, experienced significant weaknesses in their economies beginning in 1998. Our aggregate outstanding loans and leases to these countries totaled $46.5 million, or .25% of our total assets, at December 31, 2000. The economic downturn in Asia has reduced the number of Asian visitors, especially from Japan, to Hawaii. This in turn has hindered the recovery of Hawaii's economy. In 2000, signs of the slow recovery of Asian economies became evident.

       The following table presents the direct claims on or claims guaranteed by borrowers in the Asian countries indicated below at December 31, 2000:


---------------------------------------------------------------------------------------
                                                      Outstanding          Outstanding
(in thousands)                                         Commitment            Balance
---------------------------------------------------------------------------------------
China ..........................................       $    160             $    160
Hong Kong ......................................         18,520               18,520
Indonesia ......................................            262                  262
South Korea ....................................            268                  268
Philippines ....................................          1,531                1,531
Singapore ......................................          1,785                1,155
Taiwan .........................................             40                   40
---------------------------------------------------------------------------------------
  Total non-Japan ..............................         22,566               21,936
Japan ..........................................         33,117               24,517
---------------------------------------------------------------------------------------
  TOTAL ........................................       $ 55,683             $ 46,453
=======================================================================================


       Outstanding commitments of Asian countries other than Japan represented .12% of total assets and 1.13% of total stockholders' equity. Including Japan, exposures to Asian countries represented .30% of total assets and 2.80% of total stockholders' equity. Loans to Asian countries are primarily collateralized by certificates of deposit, Hawaii real estate, standby letters of credit issued by Asian banks or guarantees by creditworthy Asian individuals and corporations.

LOANS AND LEASES PAST DUE, STILL ACCRUING

       Loans and leases past due 90 days or more and still accruing interest decreased 4.5% between December 31, 2000 and December 31, 1999. All loans which are past due 90 days or more and still accruing interest are, in management's judgment, adequately collateralized and in the process of collection.

POTENTIAL PROBLEM LOANS

       Other than the loans listed in the table on page 32, at December 31, 2000, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the


                                      BancWest Corporation and Subsidiaries   33

--------------------------------------------------------------------------------

borrower's ability to repay the loan on existing terms.

       The following table presents information related to nonaccrual and nonaccrual restructured loans and leases as of December 31, 2000:


------------------------------------------------------------------
(in thousands)                  Domestic    Foreign         TOTAL
------------------------------------------------------------------
Interest income which
 would have been recorded
 if loans had been current .... $7,296        $--           $7,296
==================================================================
Interest income recorded
 during the year .............. $4,552        $--           $4,552
==================================================================


DEPOSITS

       Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At December 31, 2000, total deposits were $14.1 billion, an increase of 9.7% over December 31, 1999. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, and various deposit product programs that we initiated. The increase in nearly all of the rates paid on deposits reflect the higher interest rate environment, caused primarily by rate increases by the Federal Reserve's Open Market Committee. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates on pages 22 and 23.

INVESTMENT SECURITIES BY MATURITIES AND WEIGHTED AVERAGE YIELDS

       The following tables present the maturities of held-to-maturity and available-for-sale investment securities and the weighted average yields (for obligations exempt from Federal income taxes on a taxable-equivalent basis assuming a 35% tax rate) of such securities at December 31, 2000. The tax-equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied.

HELD-TO-MATURITY


                                                                        Maturity
                                          ---------------------------------------------------------------------
                                              After One But          After Five But                After
                                            Within Five Years       Within Ten Years             Ten Years               TOTAL
                                          --------------------     -------------------      -------------------     ---------------
(dollars in millions)                     Amount         Yield     Amount       Yield       Amount       Yield      AMOUNT    YIELD
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. Government
 agencies and corporations ..............  $ 16          5.53%      $ --           --%       $ --           --%      $ 16     5.53%
Other asset-backed securities ...........    --            --          3         6.69          35         6.10         38     6.14
Collateralized mortgage obligations .....    --            --          6         5.76          33         6.20         39     6.14
----------------------------------------- -----                     ----                     ----                    ----
  TOTAL                                    $ 16          5.53%      $  9         6.08%       $ 68         6.15%      $ 93     6.03%
===================================================================================================================================


Note: The weighted average yields were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

AVAILABLE-FOR-SALE


                                                                         Maturity
                                           ----------------------------------------------------------------------
                                               Within         After One But     After Five But        After
                                              One Year      Within Five Years  Within Ten Years      Ten Years            TOTAL
                                           --------------   ----------------  -----------------   ---------------  -----------------
(dollars in millions)                      Amount   Yield   Amount    Yield   Amount    Yield     Amount   Yield   AMOUNT     YIELD
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
 Government agencies
 and corporations .......................  $ 437    6.02%   $ 325     6.22%    $ --        --%    $   5     7.09%  $   767     6.11%
Mortgage and asset-backed securities:
 Government .............................     --      --       --       --       47      6.33       573     7.06       620     7.00
 Other ..................................     13    6.68      105     6.59       31      6.68       196     6.88       345     6.76
Collateralized mortgage obligations .....     --      --       --       --       10      5.48        68     6.99        78     6.82
States and political subdivisions .......     --      --       --       --       --        --         9     4.91         9     4.91
-----------------------------------------  -----            -----              ----               -----            -------
  SUBTOTAL ..............................  $ 450    6.04%   $ 430     6.31%    $ 88      6.35%    $ 851     6.99%    1,819     6.56%
Securities with no stated maturity ......                                                                              129
                                                                                                                   -------
  TOTAL .................................                                                                          $ 1,948
===================================================================================================================================

Note: The weighted average yields were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

34  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

       The net interest income of the Corporation is subject to interest rate risk to the extent the Corporation's interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers' propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment.

       The Asset/Liability Committees of the Corporation and its major subsidiary companies are responsible for managing interest rate risk. The frequency of meetings of the Asset/Liability Committees generally range from monthly to quarterly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to their respective Board of Directors. Other than loans and leases that are originated and held for sale and commitments to purchase and sell foreign currencies and mortgage-backed securities, the Corporation's interest rate derivatives and other financial instruments are not entered into for trading purposes.

       The Corporation's exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix -- including increasing or decreasing the amount of fixed and/or variable instruments held by the Corporation -- to adjust sensitivity to interest rate changes) and/or utilizing off-balance-sheet instruments such as interest rate swaps, caps, floors, options, or forwards.

       The Corporation models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up and down of 100 and 200 basis points each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Off-balance-sheet instruments such as interest rate swaps, swaptions, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a "flat rate scenario") to determine the level of interest rate risk at that time.

       The projected impact of 100 and 200 basis-point increases and decreases in interest rates on the Corporation's consolidated net interest income over the next 12 months beginning January 1, 2001 and 2000 is shown below.


-------------------------------------------------------------------------------------------
(dollars in millions)   +2%            +1%           Flat           -1%             -2%
-------------------------------------------------------------------------------------------
2001
NET INTEREST
 INCOME ............... $816.9        $829.2        $825.2      $811.0        $793.6
DIFFERENCE
 FROM FLAT ............ $ (8.3)       $  4.0        $   --      $(14.2)       $(31.6)
% VARIANCE ............   (1.0)%         0.5%           --%       (1.7)%        (3.8)%
===========================================================================================
2000
Net interest
 income ............... $690.0        $710.3        $720.4      $718.4        $709.8
Difference
 from flat ............ $(30.4)       $(10.1)       $   --      $(2.0)        $(10.6)
% variance ............   (4.2)%        (1.4)%          --%       (.3)%         (1.5)%
===========================================================================================


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


                                      BancWest Corporation and Subsidiaries   35

--------------------------------------------------------------------------------

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

CREDIT RISK MANAGEMENT

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

- Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 2.9% of total loans and leases at December 31, 2000), Hawaii commercial real estate, health care, hotel and agricultural loans. We have also reduced our exposure in the Asia-Pacific region from $101.0 million at December 31, 1997 to $46.5 million at December 31, 2000. These outstanding loans are collateralized by Hawaii real estate and letters of credit.

- Participation in Syndicated National Credits. In addition to the back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. At December 31, 2000, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 3.15%.

- Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 64.5% of our lease financing portfolio and 23.3% of our combined lease financing and consumer loans at December 31, 2000), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values we set aside reserves to fully cover the uninsured portion.

LIQUIDITY MANAGEMENT

       Liquidity refers to our ability to provide sufficient cash flows to fund operations and to meet obligations and commitments on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

       We obtain asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, Federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 17.6% of total assets at the end of 2000 compared to 17.4% at the end of 1999. Additional information related to our off-balance-sheet instruments at December 31, 2000 and 1999 is included in Note 23 to the Consolidated Financial Statements on pages 66 and 67.

       We obtain liability-based liquidity primarily from deposits. Average total deposits for 2000 increased 6.9% to $13.4 billion, primarily due to continued expansion of our customer base in the Western United States and a rebound in the economy of Hawaii. Average total deposits funded 76% of average total assets for 2000 and 76.8% in 1999.

       We also obtain liquidity from short-term borrowings, including issuing our own commercial paper, purchasing Federal funds, selling securities under agreements to


36   BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

repurchase, lines of credit from other banks and credit facilities from the Federal Home Loan Banks. Additional information on short-term borrowings is provided in Note 10 to the Consolidated Financial Statements on pages 55 and 56. Also, offshore deposits in the international market provide another available source of funds.

       Our commercial paper is assigned a rating of P1 by Moody's Investor Services ("Moody's") and A2 by Standard & Poor's ("S&P"). Our subordinated debt is assigned a rating of A3 by Moody's and BBB by S&P.

CASH FLOWS

       The following is a summary of our cash flows for 2000, 1999 and 1998. (There is more detail in the Consolidated Statements of Cash Flows on page 44.)


--------------------------------------------------------------------------
(in thousands)                   2000          1999            1998
--------------------------------------------------------------------------
Net cash provided by
 operating and
 financing activities ........ $1,839,752      $847,981      $546,610
Net cash used in
 investing activities ........ $1,776,114      $702,792      $223,088
==========================================================================


       For the year ended December 31, 2000, due primarily to increased deposit volume and the issuance of $150 million of capital securities by BWE Trust, net cash increased by $63.6 million over the year ended 1999. The net cash provided by operating and financing activities in 2000 was used principally to fund earning assets. In 1999, the inclusion of the operations of Bank of the West for the entire year was the primary reason for net cash to increase by $145.2 million. In 1998, the BancWest Merger significantly changed our cash flows, providing $207.5 million out of the total increase of $323.5 million in net cash.

DIVIDENDS

       Our ability to pay dividends depends primarily upon dividends and other payments from our subsidiaries, which are subject to certain limitations as described in Note 15 to the Consolidated Financial Statements on page 59.

CONCORD-STAR MERGER

       BancWest holds about 5% of the shares of Star Systems, Inc., the nation's largest PIN-secured payments network. A merger agreement with Concord EFS, Inc. (NASDAQ: CEFT) was completed on February 1, 2001. In connection with the closing of the transaction, Concord EFS, Inc. issued 24.75 million shares of unregistered common stock for all of the outstanding shares of Star Systems, Inc.'s common stock. At February 6, 2001, Concord EFS, Inc.'s shares closed at $43.75 per share.

ACCOUNTING DEVELOPMENTS

       We have a substantial amount of intangible assets, mainly goodwill and core deposit intangibles, that stem primarily from the BancWest Merger. The amortization of these intangible assets have a significant effect on our net income and earnings per share, among other items, as measured under current generally accepted accounting principles. The FASB's Business Combination Project has recently announced a preliminary proposal that may have a material effect on our financial information.

       In December 2000, the FASB decided that purchased goodwill should not be amortized; rather, it should be reviewed for impairment. An acquired intangible asset (other than goodwill, for example, core deposit intangibles) should be amortized over its useful economic life and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB's decisions related to the accounting for purchased goodwill and other intangible assets would apply not only to goodwill and intangible assets arising from acquisitions completed after the issuance date of the final statement but also to goodwill and intangible assets arising from acquisitions completed before that date. Therefore, if the proposed statement is finalized with no significant changes, our amortization of goodwill, amounting to $27.3 million (after-tax) for the year ended December 31, 2000, may cease in future periods. The final statement is expected to be issued in June of 2001.

       We continue to closely monitor developments related to this issue. The final outcome of the FASB's deliberations are not ascertainable at this time and the final statement may be significantly different from the developments described above.

INTEREST RATE SENSITIVITY

       The following table presents our interest rate sensitivity position at December 31, 2000. The interest rate sensitivity gap, shown at the bottom of the table, refers to the difference between assets and liabilities subject to repricing, maturity, runoff and/or volatility during a specified period. The gap is adjusted for interest rate swaps, which are hedging certain assets or liabilities on the balance sheet. (For ease of analysis, all of these swap adjustments are consolidated into the "off-balance-sheet adjustment" line on the gap table.)

     Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity. At December 31, 2000, we had a cumulative one-year gap that was a negative $465.2 million, representing 2.52% of total assets.


                                      BancWest Corporation and Subsidiaries   37

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                  Within          After Three          After One
                                                  Three            But Within          But Within          After
(dollars in thousands)                            Months           12 Months           Five Years        Five Years         Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
 Interest-bearing deposits in other banks .... $     5,872        $       100          $      --         $      --       $     5,972
 Federal funds sold and securities
  purchased under agreements to resell .......     307,100                 --                 --                --           307,100
 Investment securities:
  Held-to-maturity ...........................       6,101              9,971             53,992            22,876            92,940
  Available-for-sale .........................     612,843            499,629            669,921           178,387         1,960,780
 Net loans and leases:
  Commercial, financial and agricultural .....   2,691,228            568,289            917,045           206,493         4,383,055
  Real estate--construction ..................     399,852              4,088              3,124               236           407,300
  Foreign ....................................      84,648            115,540            139,614             4,948           344,750
  Other ......................................   1,460,505          1,975,917          4,289,824           938,037         8,664,283
------------------------------------------------------------------------------------------------------------------------------------
   Total earning assets ......................   5,568,149          3,173,534          6,073,520         1,350,977        16,166,180
 Nonearning assets ...........................     318,939            420,927            848,118           702,902         2,290,886
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS .............................. $ 5,887,088        $ 3,594,461        $ 6,921,638       $ 2,053,879       $18,457,066
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-bearing deposits ................... $ 4,292,029        $ 3,581,923        $ 2,423,506       $   805,821       $11,103,279
 Noninterest-bearing deposits ................     616,326            282,935          1,508,985           616,614         3,024,860
 Short-term borrowings .......................     487,366             92,455              4,247                --           584,068
 Long-term debt and capital securities .......     125,985            111,014            252,608           477,816           967,423
 Stockholders' equity ........................       6,966                 --                 --         1,982,527         1,989,493
 Off-balance-sheet adjustment ................     (42,743)           (62,601)            68,571            36,773                --
 Noncosting liabilities ......................     148,938            306,173                127           332,705           787,943
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY ................................... $ 5,634,867        $ 4,311,899        $ 4,258,044       $ 4,252,256       $18,457,066
====================================================================================================================================
Interest rate sensitivity gap ................ $   252,221        $  (717,438)       $ 2,663,594       $(2,198,377)
Cumulative gap ............................... $   252,221        $  (465,217)       $ 2,198,377       $        --
Cumulative gap as a percent of
 total assets ................................        1.37%             (2.52)%            11.91%               --%
====================================================================================================================================


38   BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

FOURTH QUARTER RESULTS
-------------------------------------------------------------------------------
(dollars in thousands,
except per share data)                       2000             1999      Change
-------------------------------------------------------------------------------

Consolidated net income .................  $56,169          $48,498      15.8%
Diluted earnings per share ..............      .45              .39      15.4
Operating earnings ......................   56,924(*)        48,498      17.4
Diluted operating
 earnings per share .....................      .46(*)           .39      17.9
Diluted operating cash
 earnings per share(**) .................      .52(*)           .46      13.0
Return on average tangible
 total assets (annualized) ..............     1.48%(*)         1.41%      5.0
Return on average tangible
 stockholders' equity (annualized) ......    19.89%(*)        19.58%      1.6
===============================================================================

(*) Excludes after-tax other nonrecurring costs of $755,000 in December 2000.

(**) Operating earnings per share before amortization of goodwill and core deposit intangible.

     Our consolidated net income in the fourth quarter of 2000 increased over the fourth quarter of 1999. Revenue growth was the major factor in the increase of operating earnings for the period. Net interest income was up over the same period last year primarily due to an increase in average loans and leases. Noninterest income in the fourth quarter of 2000 was up over the fourth quarter of 1999, excluding the $5 million gain on the termination of a leveraged lease in the fourth quarter of 1999, due to increases in commissions from annuity and mutual fund sales, merchant services fees, bank card fees, trust and investment services fees and bank-owned life insurance income.

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of unaudited quarterly financial data for 2000 and 1999 is presented below:

                                                                         Quarter
                                                  ----------------------------------------------------------         Annual
(in thousands, except per share data)                 First          Second          Third           Fourth           Total
-----------------------------------------------------------------------------------------------------------------------------

2000
INTEREST INCOME ............................      $  301,387      $  324,259      $  338,066      $  346,144      $1,309,856
INTEREST EXPENSE ...........................         122,115         137,530         148,226         155,051         562,922
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME ........................         179,272         186,729         189,840         191,093         746,934
PROVISION FOR CREDIT LOSSES ................          12,930          16,250          14,800          16,448          60,428
NONINTEREST INCOME .........................          50,037          58,208          53,567          54,264         216,076
NONINTEREST EXPENSE, WITHOUT RESTRUCTURING,
 MERGER-RELATED AND OTHER NONRECURRING
 COSTS......................................         131,577         135,443         131,479         134,193         532,692
RESTRUCTURING, MERGER-RELATED AND
 OTHER NONRECURRING COSTS ..................              --              --              --           1,269           1,269
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .................          84,802          93,244          97,128          93,447         368,621
PROVISION FOR INCOME TAXES .................          35,371          39,262          40,316          37,278         152,227
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME .................................      $   49,431      $   53,982      $   56,812      $   56,169      $  216,394
=============================================================================================================================
BASIC EARNINGS PER SHARE ...................      $      .40      $      .43      $      .46      $      .45      $     1.74
DILUTED EARNINGS PER SHARE .................             .40             .43             .45             .45            1.73
=============================================================================================================================
1999
Interest income ............................      $  276,665      $  278,038      $  288,299      $  292,709      $1,135,711
Interest expense ...........................         108,293         109,295         112,794         116,495         446,877
-----------------------------------------------------------------------------------------------------------------------------
Net interest income ........................         168,372         168,743         175,505         176,214         688,834
Provision for credit losses ................          10,225          13,345          11,835          19,857          55,262
Noninterest income .........................          46,818          49,621          46,483          54,710         197,632
Noninterest expense, without restructuring,
 merger-related and other nonrecurring
 costs......................................         129,582         130,079         128,961         128,919         517,541
Restructuring, merger-related and
 other nonrecurring costs ..................             786             632          16,116              --          17,534
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................          74,597          74,308          65,076          82,148         296,129
Provision for income taxes .................          32,091          29,789          28,221          33,650         123,751
-----------------------------------------------------------------------------------------------------------------------------
Net income .................................      $   42,506      $   44,519      $   36,855      $   48,498      $  172,378
=============================================================================================================================
Basic earnings per share ...................      $      .34      $      .36      $      .30      $      .39      $     1.39
Diluted earnings per share .................             .34             .36             .29             .39            1.38
=============================================================================================================================

                                        BancWest Corporation and Subsidiaries 39

--------------------------------------------------------------------------------
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TO THE STOCKHOLDERS
BANCWEST CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of BancWest Corporation and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Honolulu, Hawaii
January 16, 2001


40  BancWest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                    DECEMBER 31,
                                                                                           ----------------------------
(in thousands, except number of shares and per share data)                                  2000               1999
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks .........................................................      $    873,599       $    809,961
Interest-bearing deposits in other banks ........................................             5,972              9,135
Federal funds sold and securities purchased under agreements to resell ..........           307,100             71,100
Investment securities (note 5):
 Held-to-maturity (fair value of $91,625 in 2000 and $139,102 in 1999) ..........            92,940            142,868
 Available-for-sale .............................................................         1,960,780          1,868,003
Loans and leases:
 Loans and leases (note 6) ......................................................        13,971,831         12,524,039
 Less allowance for credit losses (note 7) ......................................           172,443            161,418
-----------------------------------------------------------------------------------------------------------------------
Net loans and leases ............................................................        13,799,388         12,362,621
-----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net (note 8) ............................................           276,012            281,665
Customers' acceptance liability .................................................             1,080              1,039
Core deposit intangible (net of accumulated amortization of
 $33,882 in 2000 and $24,995 in 1999) ...........................................            56,640             65,092
Goodwill (net of accumulated amortization of $88,766 in 2000 and
 $61,056 in 1999) ...............................................................           599,139            613,620
Other real estate owned and repossessed personal property .......................            27,479             28,429
Other assets ....................................................................           456,937            427,489
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS ....................................................................      $ 18,457,066       $ 16,681,022
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Domestic:
  Interest-bearing ..............................................................      $ 10,899,009       $ 10,085,395
  Noninterest-bearing ...........................................................         2,955,880          2,553,909
 Foreign ........................................................................           273,250            238,648
-----------------------------------------------------------------------------------------------------------------------
Total deposits ..................................................................        14,128,139         12,877,952
-----------------------------------------------------------------------------------------------------------------------
Short-term borrowings (note 10) .................................................           584,068            503,977
Acceptances outstanding .........................................................             1,080              1,039
Long-term debt (note 11) ........................................................           717,423            701,792
Guaranteed preferred beneficial interests in Company's junior subordinated
 debentures (note 11) ...........................................................           250,000            100,000
Other liabilities ...............................................................           786,863            653,532
-----------------------------------------------------------------------------------------------------------------------
Total liabilities ...............................................................        16,467,573         14,838,292
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (notes 16, 22 and 23)
Stockholders' equity:
 Preferred stock, par value $1 per share
  Authorized and unissued--50,000,000 shares in 2000 and 1999 ...................                --                 --
 Class A common stock, par value $1 per share (notes 2 and 12)
  Authorized--75,000,000 shares in 2000 and 1999
  Issued--56,074,874 shares in 2000 and 51,629,536 shares in 1999 ...............            56,075             51,630
 Common stock, par value $1 per share (notes 2, 12 and 17)
  Authorized--200,000,000 shares in 2000 and 1999
  Issued--71,041,450 shares in 2000 and 75,418,850 shares in 1999 ...............            71,041             75,419
 Surplus ........................................................................         1,125,652          1,124,512
 Retained earnings (note 15) ....................................................           770,350            638,687
 Accumulated other comprehensive income, net (note 13) ..........................             7,601             (9,873)
 Treasury stock, at cost--2,565,581 shares in 2000 and 2,437,556 shares
  in 1999 .......................................................................           (41,226)           (37,645)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity ......................................................         1,989,493          1,842,730
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................      $ 18,457,066       $ 16,681,022
=======================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                        BancWest Corporation and Subsidiaries 41

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                                                       YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------
(in thousands, except number of shares and per share data)                    2000              1999                1998
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans ........................................      $  1,019,301      $    895,079      $    632,634
Lease financing income ............................................           129,032           113,035            32,983
Interest on investment securities:
 Taxable interest income ..........................................           136,295           101,706            60,938
 Exempt from Federal income taxes .................................               751             1,102               965
Other interest income .............................................            24,477            24,789            22,021
-------------------------------------------------------------------------------------------------------------------------
Total interest income .............................................         1,309,856         1,135,711           749,541
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits (note 9) .................................................           458,204           368,621           253,860
Short-term borrowings .............................................            40,174            30,326            36,727
Long-term debt ....................................................            64,544            47,930            25,235
-------------------------------------------------------------------------------------------------------------------------
Total interest expense ............................................           562,922           446,877           315,822
-------------------------------------------------------------------------------------------------------------------------
Net interest income ...............................................           746,934           688,834           433,719
Provision for credit losses (note 7) ..............................            60,428            55,262            30,925
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses .............           686,506           633,572           402,794
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts ...............................            74,718            67,674            39,545
Trust and investment services income ..............................            36,161            32,644            26,971
Other service charges and fees ....................................            73,277            65,484            39,770
Securities gains, net (note 5) ....................................               211                16               441
Other .............................................................            31,709            31,814            27,455
-------------------------------------------------------------------------------------------------------------------------
Total noninterest income ..........................................           216,076           197,632           134,182
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages ................................................           184,901           181,914           130,986
Employee benefits (note 16) .......................................            55,362            52,103            38,670
Occupancy expense (notes 8 and 22) ................................            62,715            60,056            47,107
Outside services ..................................................            45,924            44,697            21,858
Intangible amortization ...........................................            36,597            35,760            13,789
Equipment expense (notes 8 and 22) ................................            29,241            30,422            29,125
Restructuring, merger-related and other nonrecurring costs
  (note 3).........................................................             1,269            17,534            25,527
Other (note 18) ...................................................           117,952           112,589            85,013
-------------------------------------------------------------------------------------------------------------------------
Total noninterest expense .........................................           533,961           535,075           392,075
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes ........................................           368,621           296,129           144,901
Provision for income taxes (note 19) ..............................           152,227           123,751            60,617
-------------------------------------------------------------------------------------------------------------------------
NET INCOME ........................................................      $    216,394      $    172,378      $     84,284
=========================================================================================================================
PER SHARE DATA:
 Basic earnings (note 12) .........................................      $       1.74      $       1.39      $       1.06
 Diluted earnings (note 12) .......................................      $       1.73      $       1.38      $       1.05
=========================================================================================================================
CASH DIVIDENDS ....................................................      $        .68      $        .62      $        .58
=========================================================================================================================
AVERAGE SHARES OUTSTANDING ........................................       124,633,956       124,047,664        79,515,996
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

42  BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                  (note 13)
                                    Class A                                                      Accumulated
(in thousands, except            Common Stock          Common Stock                               Other Com-
number of shares and          -------------------  --------------------                 Retained  prehensive   Treasury
per share data)                 Shares     Amount    Shares     Amount     Surplus      Earnings  Income, net    Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997....        --  $    --  37,306,162 $ 186,531  $  169,734   $  500,257  $    396    $(55,834)  $  801,084
Comprehensive income:
 Net income...................        --       --          --        --          --       84,284        --          --       84,284
 Unrealized valuation
  adjustment, net of tax
  and reclassification
  adjustment..................        --       --          --        --          --           --     5,832          --        5,832
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income .........        --       --          --        --          --       84,284     5,832          --       90,116
-----------------------------------------------------------------------------------------------------------------------------------
Reduction in par value of
 common stock (note 12).......        --       --          --  (149,225)    149,225           --        --          --           --
Issuance of Class A common
 stock (notes 2 and 12).......25,814,768   25,815          --        --     858,115           --        --          --      883,930
Issuance of common
  stock(1)....................        --       --     102,912       103       1,451           --        --          --        1,554
Issuance of common stock on
 conversion of debenture(1)...        --       --     128,740       129       2,152           --        --          --        2,281
Purchase of treasury stock,
  net.........................        --       --          --        --         (25)          --        --      (7,297)      (7,322)
Issuance of treasury stock....        --       --          --        --       2,622           --        --      12,677       15,299
Cash dividends
 ($.58 per share)(note 15)....        --       --          --        --          --      (40,786)       --          --      (40,786)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998....25,814,768   25,815  37,537,814    37,538   1,183,274      543,755     6,228     (50,454)   1,746,156
Comprehensive income:
 Net income...................        --       --          --        --          --      172,378        --          --      172,378
 Unrealized valuation
  adjustment, net of tax
  and reclassification
  adjustment .................        --       --          --        --          --           --   (16,101)         --      (16,101)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income .........        --       --          --        --          --      172,378   (16,101)         --      156,277
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 for two-for-one stock
 split (note 12) .............25,814,768   25,815  37,708,200    37,708     (63,523)          --        --          --           --
Issuance of common stock......        --       --     172,836       173       4,887           --        --      10,808       15,868
Issuance of treasury stock....        --       --          --        --        (126)          --        --       2,001        1,875
Cash dividends
 ($.62 per share)(note 15)....        --       --          --        --          --      (77,446)       --          --      (77,446)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999....51,629,536   51,630  75,418,850    75,419   1,124,512      638,687    (9,873)    (37,645)   1,842,730
COMPREHENSIVE INCOME:
 NET INCOME...................        --       --          --        --          --      216,394        --          --      216,394
 UNREALIZED VALUATION
  ADJUSTMENT, NET OF TAX
  AND RECLASSIFICATION
  ADJUSTMENT..................        --       --          --        --          --           --    17,474          --       17,474
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME .........        --       --          --        --          --      216,394    17,474          --      233,868
-----------------------------------------------------------------------------------------------------------------------------------
CONVERSION OF COMMON
 STOCK TO CLASS A COMMON
 STOCK ....................... 4,445,338    4,445  (4,445,338)   (4,445)         --           --        --          --           --
ISSUANCE OF COMMON STOCK......        --       --      67,938        67         518           --        --          --          585
ISSUANCE OF TREASURY STOCK....        --       --          --        --        (475)          --        --       3,901        3,426
PURCHASE OF TREASURY
 STOCK, NET ..................        --       --          --        --          --           --        --      (7,482)      (7,482)
INCOME TAX BENEFIT FROM
 STOCK-BASED COMPENSATION.....        --       --          --        --       1,097           --        --          --        1,097
CASH DIVIDENDS
 ($.68 PER SHARE)(NOTE 15)....        --       --          --        --          --      (84,731)       --          --      (84,731)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000....56,074,874  $56,075  71,041,450 $  71,041  $1,125,652     $770,350  $  7,601    $(41,226)  $1,989,493
===================================================================================================================================

(1) Transaction is a SierraWest Bancorp restatement item reported under the pooling-of-interests method of accounting.

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries and BancWest Corporation
(Parent Company)                                                              43

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
(in thousands)                                                                         2000        1999         1998
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...................................................................... $   216,394   $  172,378    $   84,284
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses ....................................................      60,428       55,262        30,925
  Net gain on sale of assets .....................................................      (1,218)      (3,675)       (6,022)
  Depreciation and amortization ..................................................      70,142       67,484        35,437
  Deferred income taxes ..........................................................     112,848       95,231        47,076
  Increase in accrued income taxes ...............................................       3,295       16,054         6,295
  Increase in interest receivable ................................................     (16,868)      (6,848)       (1,328)
  Increase (decrease) in interest payable ........................................      14,497       28,145        (2,408)
  Decrease (increase) in prepaid expense .........................................     (16,208)     (15,264)          608
  Restructuring, merger-related and other nonrecurring costs .....................       1,269       17,534        25,527
  Other ..........................................................................     (12,534)      (2,231)        4,937
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................     432,045      424,070       225,331
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in interest-bearing deposits in other banks .............       3,163      269,320      (136,711)
 Net decrease (increase) in Federal funds sold and securities
  purchased under agreements to resell ...........................................    (236,000)      (4,600)       90,049
 Proceeds from maturity of held-to-maturity investment securities ................      49,928      163,906        14,172
 Purchase of held-to-maturity investment securities ..............................          --      (15,852)           --
 Proceeds from maturity of available-for-sale investment securities ..............     809,692      526,621       421,571
 Proceeds from sale of available-for-sale investment securities ..................     136,345       27,828        41,428
 Purchase of available-for-sale investment securities ............................  (1,009,802)    (968,209)     (446,432)
 Purchase of bank-owned life insurance ...........................................          --      (50,000)           --
 Net increase in loans to customers ..............................................  (1,509,172)    (627,239)     (372,387)
 Net cash provided by acquisitions ...............................................          --           --       207,454
 Proceeds from sale of premises and equipment ....................................          --           --        11,402
 Purchase of premises and equipment ..............................................     (10,120)     (38,823)      (18,599)
 Other ...........................................................................     (10,148)      14,256       (35,035)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES ............................................  (1,776,114)    (702,792)     (223,088)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits ........................................................   1,250,187      835,080       402,118
 Net increase (decrease) in short-term borrowings ................................      80,091     (418,890)       (5,989)
 Proceeds from long-term debt and capital securities .............................     265,949       94,483            --
 Payments on long-term debt ......................................................    (100,318)     (27,059)      (27,836)
 Cash dividends paid .............................................................     (84,731)     (77,446)      (40,786)
 Proceeds from issuance of common stock ..........................................         585        4,934         1,094
 Issuance (purchase) of treasury stock, net ......................................      (4,056)      12,809        (7,322)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................   1,407,707      423,911       321,279
-------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND DUE FROM BANKS ..........................................      63,638      145,189       323,522
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR .....................................     809,961      664,772       341,250
-------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR ........................................... $   873,599   $  809,961    $  664,772
=========================================================================================================================
SUPPLEMENTAL DISCLOSURES:
 Interest paid ................................................................... $   548,425   $  418,732    $  307,139
 Income taxes paid ............................................................... $    36,084   $   12,466    $   13,289
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Loans converted into other real estate owned and repossessed
  personal property .............................................................. $     5,800   $   10,931    $   18,020
 Issuance of common stock in connection with convertible debentures .............. $        --   $       --    $    2,281
=========================================================================================================================
IN CONNECTION WITH MERGERS, THE FOLLOWING LIABILITIES WERE ASSUMED:
 Fair value of assets acquired ................................................... $        --   $       --    $6,425,007
 Cash received ...................................................................          --           --       207,454
 Issuance of Class A common stock ................................................          --           --      (883,930)
 Issuance of treasury stock ......................................................          --           --       (15,299)
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES ASSUMED .............................................................. $        --   $       --    $5,733,232
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



44  BancWest Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

     BancWest Corporation is a bank holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial and equipment and vehicle leasing and offer trust and insurance products. BancWest Corporation's subsidiaries operate 222 offices in the states of California, Hawaii, Oregon, Washington, Idaho and Nevada and in Guam and Saipan.

     The accounting and reporting policies of BancWest Corporation and Subsidiaries (the "Company" or "we/our") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of the significant accounting policies:

CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of BancWest Corporation (the "Parent") and its wholly-owned subsidiary companies:

- Bank of the West and its wholly-owned subsidiaries ("Bank of the West");

- First Hawaiian Bank and its wholly-owned subsidiaries ("First Hawaiian");

- FHL Lease Holding Company, Inc. and its wholly-owned subsidiary ("Leasing");

- BancWest Capital I ("BWE Trust");

- First Hawaiian Capital I ("FH Trust"); and

- FHI International, Inc.

     All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

     The 1999 and 1998 Consolidated Financial Statements were reclassified in certain respects to conform to the 2000 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

BUSINESS COMBINATIONS

     In business combinations accounted for as a pooling of interests, the financial position and results of operations and cash flows of the respective companies are restated as though the companies were combined for all historical periods.

     In business combinations accounted for using the purchase method of accounting, the net assets of the companies acquired are recorded at their fair values at the date of acquisition. The results of operations of the acquired companies are included from the date of acquisition.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS

     Cash and due from banks include amounts from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. The average amount of these reserve balances were $205.3 million for 2000, $192 million for 1999 and $113.5 million for 1998.

INVESTMENT SECURITIES

     Investment securities consist principally of debt and asset-backed securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and state and local government units. These securities have been adjusted for amortization of premiums or accretion of discounts using the interest method.

     Investment securities are classified into three categories and accounted for as follows:

(1) Held-to-maturity securities are debt securities which the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost.

(2) Trading securities are debt and equity securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings.

(3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from current earnings. The unrealized gains and losses are reported as a separate component of stockholders' equity.

     Gains and losses realized on the sales of investment securities are determined using the specific identification method.



                                     BancWest Corporation and Subsidiaries   45

--------------------------------------------------------------------------------

LOANS AND LEASES

     Loans and leases are stated at the principal amounts outstanding, net of any unearned income or discounts. Interest income is accrued and recognized on the principal amount outstanding unless the loan is determined to be impaired and placed on nonaccrual status. (See Impaired and Nonaccrual Loans and Leases below.) Loans identified as held-for-sale are carried at the lower of cost or market value and are included in other assets on the Consolidated Balance Sheets.

     We provide lease financing under a variety of arrangements, primarily consumer automobile leases, commercial equipment leases and leveraged leases.

- Leases for consumer automobiles and commercial equipment are classified as direct financing leases. Unearned income on direct financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease.

- Leveraged lease transactions are subject to outside financing through one or more participants, without recourse to the Company. These transactions are accounted for by recording as the net investment in each lease the aggregate of rentals receivable (net of principal and interest on the related nonrecourse debt) and the estimated residual value of the equipment less the unearned income. Income from these lease transactions is recognized during the periods in which the net investment is positive.

IMPAIRED AND NONACCRUAL LOANS AND LEASES

     We evaluate certain loans and leases for impairment on a case-by-case basis. We consider a loan or lease to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or lease. We measure impairment based on the present value of the expected future cash flows discounted at the loan or lease's effective interest rate, except for collateral-dependent loans and leases. For collateral-dependent loans and leases, we measure impairment based on the fair value of the collateral. On a case-by-case basis, we may measure impairment based upon a loan or lease's observable market price.

     Based primarily on historical loss experience for each portfolio, we collectively evaluate for impairment large groups of homogeneous loans and leases with smaller balances that are not evaluated on a case-by-case basis. Examples of such small balance portfolios are credit cards and consumer loans and leases, including 1-4 family mortgage loans with balances less than $250,000.

     We generally place a loan or lease on nonaccrual status:

- When management believes that collection of principal or income has become doubtful; or

- When loans or leases are 90 days past due as to principal or income, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan or lease or when other factors indicate that the borrower will shortly bring the loan or lease current.

     While the majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans and leases, certain past due consumer loans and leases are not placed on nonaccrual status because they are charged off upon reaching a predetermined delinquency status varying from 120 to 180 days, depending on product type.

     When we place a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. When we receive a cash interest payment on a nonaccrual loan or lease, we apply it as a reduction of the principal balance when we have doubts about the ultimate collection of the principal. Otherwise, we record such payments as income.

     Nonaccrual loans and leases are generally returned to accrual status when they: (1) become current as to principal and interest; or (2) become both well secured and in the process of collection.

LOAN AND LEASE FEES

     We generally charge fees for originating loans and leases and for commitments to extend credits. Origination fees (net of direct costs of underwriting, closing costs and premiums) are deferred and amortized to interest income, using methods which approximate a level yield, adjusted for actual prepayment experience. We recognize unamortized fees and premiums on loans and leases paid in full as a component of interest income.

     We also charge other loan and lease fees consisting of delinquent payment charges and other common loan and lease servicing fees, including fees for servicing loans sold to third parties. We recognize these fees as income when earned.

ALLOWANCE FOR CREDIT LOSSES

     We maintain the allowance for credit losses (the "Allowance") at a level which, in management's judgment, is adequate to absorb losses in the Company's loan and lease portfolio. While the Company has a formalized methodology for determining an adequate and appropriate level of the Allowance, estimates of inherent credit losses involve judgment and assumptions as to various factors which deserve current recognition in the Allowance. Principal factors considered by management



46 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

in determining the Allowance include historical loss experience, the value and adequacy of collateral, the level of nonperforming loans and leases, the growth and composition of the portfolio, periodic review of loan and lease delinquencies, results of examinations of individual loans and leases and/or evaluation of the overall portfolio by senior credit personnel, internal auditors and regulators, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and general economic conditions.

     The Allowance is increased by provisions for credit losses and reduced by charge-offs, net of recoveries. Charge-offs for loans and leases that are evaluated for impairment are made based on impairment evaluations as described above. Consumer loans and leases are generally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type. Other loans and leases are charged off to the extent they are classified as loss, either internally or by the Company's regulators. Recoveries of amounts that have previously been charged off are credited to the Allowance and are generally recorded only to the extent that cash is received.

     The provision for credit losses reflects management's judgment of the current period cost of credit risk inherent in the Company's loan and lease portfolio. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that in management's judgment is adequate to absorb losses inherent in the Company's loan and lease portfolio. Accordingly, the provision for credit losses will vary from period to period based on management's on-going assessment of the adequacy of the Allowance.

OTHER REAL ESTATE OWNED AND REPOSSESSED PERSONAL PROPERTY

     Other real estate owned and repossessed personal property ("OREO") is primarily comprised of properties that we acquired through foreclosure proceedings. We value these properties at the lower of cost or fair value at the time we acquire them, which establishes their new cost basis. We charge against the Allowance any losses arising at the time of acquisition of such properties. After we acquire them, we carry such properties at the lower of cost or fair value less estimated selling costs. If we record any write-downs or losses from the disposition of such properties after acquiring them, we include this amount in other noninterest expense.

PREMISES AND EQUIPMENT

     Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of 10-40 years for premises, 3-25 years for equipment and the lease term for leasehold improvements.

CORE DEPOSIT AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

     Core deposit and other identifiable intangible assets are amortized on the straight-line method over the period of benefit, generally 10 years. We review core deposit and other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to such core deposit and other identifiable intangible assets.

GOODWILL

     Goodwill represents the cost of acquired companies in excess of the fair value of net assets acquired. This excess is being amortized on the straight-line method over 25 years. It is our policy to review goodwill for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets/businesses which gave rise to such goodwill. Should such an evaluation of impairment become necessary, we will evaluate the performance of such acquired business on an undiscounted basis.

REPURCHASE AND REVERSE REPURCHASE AGREEMENTS

     We apply a control-oriented, financial-components approach to financial-asset-transfer transactions by: (1) recognizing the financial and servicing assets we control and the liabilities we have incurred; (2) derecognizing financial assets only when control has been surrendered; and (3) derecognizing liabilities once they are extinguished.

     Control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership; (ii) the transferee has the unconditional right to pledge or exchange the transferred assets, or is a qualifying special-purpose entity and the holders of beneficial interests in that entity have the unconditional right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through: (a) an agreement that both entitles and obligates it to repurchase or redeem those assets prior to maturity; or (b) an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If none of these conditions are met, we account for the transfer as a secured borrowing.



                                     BancWest Corporation and Subsidiaries   47

--------------------------------------------------------------------------------

     Securities purchased under agreements to resell and securities sold under agreements to repurchase generally qualify as financing transactions under generally accepted accounting principles. We carry such securities at the amounts at which they subsequently will be resold or reacquired as specified in the respective agreements, including accrued interest.

     Repurchase and reverse-repurchase agreements are presented in the accompanying Consolidated Balance Sheets where net presentation is consistent with generally accepted accounting principles. It is our policy to take possession of securities purchased under agreements to resell. We monitor the fair value of the underlying securities as compared to the related receivable, including accrued interest and as necessary we request additional collateral. Where deemed appropriate, our agreements with third parties specify our rights to request additional collateral. All collateral is held by the Company or a custodian.

SERVICING ASSETS

     Servicing assets primarily consist of originated mortgage servicing rights which are capitalized and included in other assets in the accompanying Consolidated Balance Sheets. These rights are recorded based on the relative fair values of the servicing rights and the underlying loan. They are amortized over the period of the related loan-servicing income stream. We reflect amortization of these rights in our Consolidated Statements of Income under the caption "other service charges and fees." We evaluate servicing assets for impairment in accordance with generally accepted accounting principles. For the years presented, servicing assets and the related amortization were not material.

TRUST PROPERTY

     We do not include in our Consolidated Balance Sheets trust property, other than cash deposits which we hold as fiduciaries or agents for our customers, because such items are not assets of the Company.

INCOME TAXES

     We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that we include in our financial statements or tax returns. Under this method, we determine deferred income tax liabilities and assets based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     We account for excise tax credits relating to premises and equipment under the flow-through method, recognizing the benefit in the year the asset is placed in service. The excise tax credits related to lease equipment, except for excise tax credits that are passed on to lessees, are recognized during the periods in which the net investment is positive.

     We file a consolidated Federal income tax return. Amounts equal to income tax benefits of those subsidiaries having taxable losses or credits are reimbursed by other subsidiaries which would have incurred current income tax liabilities.

DERIVATIVE AND OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     In the normal course of business, we are a party to various financial instruments entered into to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates and foreign exchange rates. These financial instruments include commitments to extend credit; standby and commercial letters of credit; interest rate swaps, caps and floors; options on mortgage-backed securities; and commitments to purchase or sell foreign currencies. These instruments involve, to varying degrees, elements of credit, interest rate and foreign exchange rate risk in excess of the amounts recognized in the Consolidated and Parent Company Balance Sheets (see Note 25 on page 68). The contract or notional amounts of those instruments reflect the extent of involvement that we have in particular classes of financial instruments.

     If a counterparty to a commitment to extend credit or to a standby or commercial letter of credit fails to perform, our exposure to credit losses would be the contractual notional amount. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flows. For interest rate swap transactions, the notional amounts do not represent exposure to credit losses.

     Options on mortgage-backed securities allow us to decide to make or take delivery of certain mortgage-backed securities. The notional amount of securities covered by the amount of the contracts does not represent exposure to credit losses.

     Commitments to purchase or sell foreign currencies obligate us to take or make delivery of a foreign currency. Risks in such instruments arise from fluctuations in foreign exchange rates and the ability of counterparties to fulfill the terms of the contracts.

     Derivative financial instruments must meet the same criteria of acceptable risk established for our lending and other financing activities. We manage the credit risk of counterparty defaults in these transactions by:

- Limiting the total amount of outstanding arrangements, both by the individual counterparty and in the aggregate;



48 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

- Monitoring the size and maturity structure of the derivative financial instruments portfolio; and

- Applying the uniform credit standards maintained for all of our credit activities, including, in some cases, taking collateral to secure the counterparty obligations.

     We enter into interest rate swap agreements as an end-user only. These instruments are used as hedges against various balance sheet accounts. The net interest payable or receivable is accrued and recognized as an adjustment to the interest expense or interest income of the hedged item.

     We enter into commitments to purchase or sell foreign currencies for our own account and on behalf of our customers. These commitments are generally matched through offsetting positions. Foreign exchange positions are valued monthly with the resulting gain or loss recognized as incurred.

     We use short-term (60 days or less) forward sales of mortgage-backed securities to hedge the market risk associated with timing differences between the commitment of the interest rate, documentation and subsequent sale of residential real estate loans. We value these option contracts monthly and recognize the gain or loss in noninterest income, if the options are exercised.

     We monitor and manage interest rate and market risk in conjunction with our overall interest rate risk position. Off-balance-sheet agreements are not entered into if they would increase our interest rate risk above approved guidelines. Our testing to measure and monitor this risk, using net interest income simulations and market value of equity analysis, is usually conducted quarterly.

     Effective January 1, 2001, our policies were changed to incorporate the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See "New Pronouncements" on page 50.

ADVERTISING AND PROMOTIONS

     Expenditures for advertising and promotions are expensed as incurred. Such expenses are included under the caption "other noninterest expense" in the accompanying Consolidated Statements of Income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that we disclose estimated fair values for certain financial instruments. Financial instruments include such items as loans, deposits, securities, interest rate and foreign exchange contracts, swaps and other instruments as defined by the standard.

     Disclosure of fair values is not required for certain items such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, OREO, prepaid expenses, core deposit intangibles and other customer relationships, other intangible assets and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, the underlying "market" or franchise value of the Company.

     Because the standard permits many alternative calculation techniques and because numerous assumptions have been used to estimate our fair values, reasonable comparisons of our fair value information with that of other financial institutions cannot necessarily be made.

     We use the following methods and assumptions to estimate the fair value of our financial instruments:

     CASH AND DUE FROM BANKS: The carrying amounts reported in the Consolidated Balance Sheets of cash and short-term instruments approximate fair values.

     INVESTMENT SECURITIES: Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     LOANS: Fair values are estimated for portfolios of performing loans with similar characteristics. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. We use discounted cash flow analyses, which utilize interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, to estimate the fair values of: (1) fixed-rate commercial and industrial loans; (2) financial institution loans; (3) agricultural loans; (4) certain mortgage loans (e.g., 1-4 family residential, commercial real estate and rental property); (5) credit card loans; and (6) other consumer loans. For certain loans, we may estimate fair value based upon a loan's observable market price. The carrying amount of accrued interest approximates its fair value.

     DEPOSITS: The fair value of deposits with no maturity date (e.g., interest and noninterest-bearing checking, passbook savings, and certain types of money market accounts) are, according to generally accepted accounting principles, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     SHORT-TERM BORROWINGS: The carrying amounts of overnight Federal funds purchased, borrowings under



                                     BancWest Corporation and Subsidiaries   49

--------------------------------------------------------------------------------

repurchase agreements and other short-term borrowings approximate their fair values.

        LONG-TERM DEBT AND CAPITAL SECURITIES: The fair values of our long-term debt (other than deposits) and capital securities are estimated using quoted market prices or discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

        OFF-BALANCE-SHEET COMMITMENTS AND CONTINGENT LIABILITIES: Fair values are based upon: (1) quoted market prices of comparable instruments (options on mortgage-backed securities and commitments to buy or sell foreign currencies);
(2) fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (letters of credit and commitments to extend credit); or (3) pricing models based upon quoted markets, current levels of interest rates and specific cash flow schedules (interest rate swaps).

NEW PRONOUNCEMENTS

        In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of SFAS No. 125). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for the recognition and reclassification of collateral and for disclosure relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the recognition, reclassification and disclosure provisions of SFAS No. 140 did not have a material effect on the Company's Consolidated Financial Statements. The adoption of the transfers and servicing of financial assets and extinguishment of liabilities provisions of SFAS No. 140 is not expected to have a material effect on the Company's Consolidated Financial Statements.

        In January 1999, we adopted SFAS No. 134, "Accounting of Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment to SFAS No. 65." SFAS No. 134 requires mortgage banking enterprises to classify loans held-for-sale that they have securitized, based on their intent to sell or hold these investments. The adoption of SFAS No. 134 did not have a material effect on the Company's Consolidated Financial Statements.

        In January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133." SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. The accounting for gains or losses resulting from changes in the value of those derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustments resulting from the adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, were recorded in consolidated net income or accumulated other comprehensive income on January 1, 2001, as a cumulative effect of a change in accounting principle. As of the date of transition, the adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material effect on the Company's Consolidated Financial Statements.

2. MERGERS AND ACQUISITIONS

NEW MEXICO AND NEVADA BRANCH ACQUISITIONS

        In the third quarter of 2000, we entered into an agreement to acquire 30 branches in New Mexico and Nevada being divested by First Security Corporation in connection with its merger with Wells Fargo & Company. These branches have approximately $1.2 billion in deposits and approximately $300 million in loans. The acquisition of the Nevada branches was completed in January 2001 and the acquisition of the New Mexico branches is expected to be completed by mid-February 2001. The cash transaction is being accounted for under the purchase method of accounting. We have incurred pre-tax other nonrecurring costs of $1.3 million in 2000, as described in Note 3 on pages 51 and 52.

SIERRAWEST BANCORP

        On July 1, 1999, the Company completed its acquisition of SierraWest Bancorp ("SierraWest"). SierraWest was merged with and into the Company and its subsidiary, SierraWest Bank, was merged with and into Bank of the West (the "SierraWest Merger") resulting in the issuance of approximately 4.4 million shares (8.8 million shares, after adjustment for the two-for-one stock split in December 1999) of our common stock to the shareholders of SierraWest. The acquisition was accounted for using the


50  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

pooling-of-interests method of accounting. No material adjustments were required to conform SierraWest's accounting policies with those of the Company.

        In connection with the SierraWest Merger, the Company recorded pre-tax restructuring, merger-related and other nonrecurring costs totaling $10.7 million in 1999, as described in Note 3.

        The following table sets forth the results of operations of SierraWest and the Company for the six months ended June 30, 1999. These six-month results are included in the consolidated results of operations for the year ended December 31, 1999, presented in the accompanying Consolidated Statements of Income.

SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------
(in thousands)               SierraWest     Company       Combined
------------------------------------------------------------------
Net interest income ....      $ 21,703      $315,412      $337,115
Net income .............      $  4,765      $ 82,260      $ 87,025
==================================================================

        The following table reconciles the net interest income and net income previously reported by the Company with the combined amounts presented in the accompanying Consolidated Statements of Income for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------
(in thousands)               SierraWest     Company       Combined
------------------------------------------------------------------

Net interest income ....      $ 39,482      $394,237      $433,719
Net income .............      $  7,678      $ 76,606      $ 84,284
==================================================================

BANCWEST CORPORATION

        On November 1, 1998, for a purchase price of $905.7 million, BancWest Corporation ("Old BancWest"), parent company of Bank of the West, was merged with and into First Hawaiian, Inc. ("FHI") (the "BancWest Merger"). At that date, Bank of the West, headquartered in San Francisco, was California's fifth-largest bank with approximately $6.1 billion in assets and 103 branches in 21 counties in Northern and Central California.

        Prior to the BancWest Merger, Old BancWest was wholly-owned by Banque Nationale de Paris, now BNP Paribas, one of the largest commercial banks in France and among the largest in Europe. In the BancWest Merger, BNP Paribas received approximately 25.815 million shares (51.630 million shares after adjustment for the two-for-one stock split in December 1999) of the Company's newly authorized Class A common stock (representing approximately 45% of the outstanding voting stock). The transaction was accounted for using the purchase method of accounting. The excess of cost over fair value of net assets acquired amounted to approximately $599.0 million. FHI, the surviving corporation of the BancWest Merger, changed its name to "BancWest Corporation" on November 1, 1998.

        The Company recorded pre-tax restructuring, merger-related and other nonrecurring costs totaling $25.5 million in 1998, as described in Note 3.

3. RESTRUCTURING, MERGER-RELATED AND OTHER NONRECURRING COSTS

NEW MEXICO AND NEVADA BRANCH ACQUISITIONS

        In connection with the acquisition of 30 branches in New Mexico and Nevada, the Company recorded pre-tax other nonrecurring costs of $1.3 million in the fourth quarter of 2000. The costs were primarily composed of fees for outside service providers for preparations for the acquisition of the New Mexico and Nevada branches in 2001.

SIERRAWEST BANCORP MERGER

        In connection with the SierraWest Merger, the Company recorded pre-tax restructuring, merger-related and other nonrecurring costs of $10.7 million in 1999. These costs were comprised of: (1) $3.4 million in severance and other employee benefits; (2) $1.6 million in equipment and occupancy expense; (3) $4.2 million in expenses for legal and other professional services; and (4) $1.5 million in other nonrecurring costs. During 1999, we wrote off $1.6 million of capitalized equipment and occupancy expense, paid $2.7 million in accrued severance and other employee benefits and paid $5.4 million in legal and other professional services and other nonrecurring costs. At December 31, 1999, $682,000 of severance and other employee benefits and $267,000 in other nonrecurring costs remained accrued. During 2000, we paid $479,000 in severance and other employee benefits and paid $267,000 in other nonrecurring costs. As of December 31, 2000, accrued expenses related to the SierraWest Merger had been substantially paid.

BANCWEST MERGER AND RELATED MATTERS

        The Company recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.5 million in 1998. Restructuring and BancWest Merger-related costs of $20 million included: (1) severance and termination payments to employees of $2.2 million; (2) data processing contract termination penalties of $2.1 million; (3) write-off of capitalized software costs of $2.8 million; (4) write-downs or losses associated with excess leased commercial properties of $8.2 million; (5) write-off of signage, forms, prepaid expenses and other miscellaneous assets totaling $3.8 million; and (6) other integration costs of $987,000. Other nonrecurring costs included impairment charges of $5.5 million related to intangible assets associated with earlier acquisitions.

                                      BancWest Corporation and Subsidiaries   51

--------------------------------------------------------------------------------

        As a result of these costs of $25.5 million, a liability of $11.3 million was recorded in 1998. During 1999, this liability was reduced by a total of $6.6 million, as a result of: (1) $2 million for the payment of data processing contract termination penalties; (2) $2 million for severance payments; (3) $2 million related to excess leased commercial properties; and (4) $600,000 for payments on other nonrecurring costs. The remaining amount accrued was $4.7 million at December 31, 1999. During 2000, this liability was reduced by a total of $2.2 million, as a result of: (1) $58,000 for the reversal of accrued data processing contract termination penalties; (2) $175,000 for reversal of accrued severance payments; (3) $1.9 million related to excess leased commercial properties; and (4) $30,000 for reversal of other accrued costs. The remaining amount accrued at December 31, 2000 is $2.5 million, primarily related to excess leased commercial properties. The majority of the amount related to excess leased commercial property will be fully amortized in December 2002.

        On July 19, 1999, the Company announced plans to consolidate its three existing data centers into a single data center in Honolulu. The consolidation was accomplished through a facilities management contract with a service provider which has assumed management of First Hawaiian's existing data center. As a result of this consolidation effort, the Company recorded pre-tax restructuring and other nonrecurring costs of $6.9 million in the third quarter of 1999. Those costs were comprised of: (1) $3.8 million for the write-off of capitalized information technology costs; (2) $1.5 million for employee severance costs; and (3) $1.6 million in other nonrecurring costs. During 1999, we wrote off $3.8 million in capitalized information technology costs and paid $459,000 in other nonrecurring costs. At December 31, 1999, the remaining amount accrued for these costs was $2.6 million. During 2000, we paid $970,000 in employee severance costs and $1 million in other nonrecurring costs. In addition, we reversed $465,000 in accrued employee severance costs and $135,000 in other nonrecurring costs. As of December 31, 2000 the amounts accrued related to the data center consolidation had been substantially paid. See Note 23 to the Consolidated Financial Statements on pages 66 and 67 for additional information.

4. TRANSACTIONS WITH AFFILIATES

        Bank of the West participates in various transactions with BNP Paribas and its affiliates. These transactions are subject to review by the Federal Deposit Insurance Corporation (the "FDIC") and other regulatory authorities. The transactions are required to be on terms at least as favorable to Bank of the West as those prevailing at the time for similar non-affiliate transactions. These transactions have included the sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings. Amounts due to and from affiliates and off-balance-sheet transactions at December 31, 2000 and 1999 were as follows:

-----------------------------------------------------------
(in thousands)                         2000          1999
-----------------------------------------------------------
Cash and due from banks ...........  $  1,278      $  3,520
Noninterest-bearing demand
 deposits .........................     3,529         4,618
Short-term borrowings .............    50,000            --
Time certificates of deposit ......   467,000       305,000
Other liabilities .................       121           161
Subordinated capital notes
 included in long-term debt .......    51,595        51,783
Off-balance-sheet transactions:
 Standby letters of credit ........     7,473         7,626
 Guarantees received ..............    15,987        24,168
 Commitments to purchase
  foreign currencies ..............    20,144         5,464
 Commitments to sell foreign
  currencies ......................     2,680           901
===========================================================

        The subordinated capital notes were sold directly to BNP Paribas. They are subordinated to the claims of depositors and creditors and qualify for inclusion as a component of risk-based capital under current FDIC guidelines for assessing capital adequacy.

5. INVESTMENT SECURITIES

HELD-TO-MATURITY

        Amortized cost and fair value of held-to-maturity investment securities at December 31, 2000, 1999 and 1998 were as follows:

----------------------------------------------------------------------
                                            2000
                        ----------------------------------------------
                        AMORTIZED    UNREALIZED   UNREALIZED   FAIR
(in thousands)            COST         GAINS        LOSSES     VALUE
----------------------------------------------------------------------
U.S. TREASURY
  AND OTHER U.S. .....
  GOVERNMENT
  AGENCIES AND
  CORPORATIONS .......  $15,990          $--      $    99      $15,891
OTHER ASSET-BACKED
  SECURITIES .........   38,233           11          524       37,720
COLLATERALIZED
  MORTGAGE
  OBLIGATIONS ........   38,717            4          707       38,014
----------------------------------------------------------------------
TOTAL HELD-TO
  MATURITY
  INVESTMENT
  SECURITIES .........  $92,940      $    15      $ 1,330      $91,625
======================================================================

52  BancWest Corporation and Subsidiaries

------------------------------------------------------------------

---------------------------------------------------------------------------
                                             1999
                     ------------------------------------------------------
                      Amortized      Unrealized      Unrealized     Fair
(in thousands)           Cost           Gains          Losses       Value
---------------------------------------------------------------------------
U.S. Treasury
  and other U.S.
  Government
  agencies and
  corporations ...      $ 15,985      $--             $  543       $ 15,442
Other asset-backed
  securities .....        72,388       --              1,557         70,831
Collateralized
  mortgage
  obligations ....        54,495        2              1,668         52,829
---------------------------------------------------------------------------
Total held-to-
  maturity
  investment
  securities .....      $142,868      $ 2             $3,768       $139,102
===========================================================================


-------------------------------------------------------------------------
                                               1998
                      ---------------------------------------------------
                        Amortized    Unrealized    Unrealized     Fair
(in thousands)            Cost         Gains         Losses       Value
-------------------------------------------------------------------------
U.S. Treasury
  and other U.S.
  Government
  agencies and
  corporations ........   $ 80,174    $  456         $ --        $ 80,630
Other asset-backed
  securities ..........    111,130       387          141         111,376
Collateralized
  mortgage
  obligations .........     99,618       231          441          99,408
---------------------------------------------------------------------------
Total held-to-
  maturity
  investment
  securities ..........   $290,922    $1,074         $582        $291,414
=========================================================================

        The amortized cost and fair value of held-to-maturity investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

-------------------------------------------------------------
                                        Amortized      Fair
(in thousands)                            Cost         Value
-------------------------------------------------------------
Due after one but within five years ...  $15,990      $15,891
Due after five but within ten years ...    8,540        8,523
Due after ten years ...................   68,410       67,211
---------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY
 INVESTMENT SECURITIES ................  $92,940      $91,625

=============================================================

AVAILABLE-FOR-SALE

        Amortized cost and fair value of available-for-sale investment securities at December 31, 2000, 1999 and 1998 were as follows:


--------------------------------------------------------------------------
                                                2000
                         -------------------------------------------------
                          AMORTIZED    UNREALIZED    UNREALIZED    FAIR
(in thousands)              COST          GAINS        LOSSES      VALUE
--------------------------------------------------------------------------
U.S. TREASURY
  AND OTHER U.S.
  GOVERNMENT
  AGENCIES AND
  CORPORATIONS .....    $  766,905      $ 3,868     $  641      $  770,132
MORTGAGE AND
  ASSET-BACKED
  SECURITIES:
  GOVERNMENT .......       619,791        8,550      1,539         626,802
  OTHER ............       345,229        3,251        676         347,804
COLLATERALIZED
  MORTGAGE
  OBLIGATIONS ......        77,529          243        144          77,628
STATES AND POLITICAL
  SUBDIVISIONS .....         9,871           22        183           9,710
OTHER ..............       128,704           --         --         128,704
--------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-
  SALE INVESTMENT
  SECURITIES ......     $1,948,029      $15,934     $3,183      $1,960,780
==========================================================================


------------------------------------------------------------------------------------
                                                1999
                         -----------------------------------------------------------
                           Amortized      Unrealized    Unrealized        Fair
(in thousands)               Cost           Gains         Losses          Value
------------------------------------------------------------------------------------
U.S. Treasury
  and other U.S.
  Government
  agencies and
  corporations .......... $  775,778       $   38       $ 7,672      $  768,144
Mortgage and
  asset-backed
  securities:
  Government ............    556,735        5,043         6,746         555,032
  Other .................    384,378          118         4,244         380,252
Collateralized
  mortgage
  obligations ...........     16,374            6           334          16,046
States and political
  subdivisions ..........     22,104          205           670          21,639
Other ...................    126,896            3             9         126,890
------------------------------------------------------------------------------------
Total available-for-
  sale investment
  securities ............ $1,882,265       $5,413       $19,675      $1,868,003
====================================================================================


------------------------------------------------------------------------------------
                                                  1998
                         -----------------------------------------------------------
                           Amortized      Unrealized     Unrealized     Fair
(in thousands)               Cost            Gains         Losses       Value
------------------------------------------------------------------------------------
U.S. Treasury
  and other U.S.
  Government
  agencies and
  corporations .......... $  529,164       $ 2,187       $  436      $  530,915
Mortgage and
  asset-backed
  securities:
  Government ............    547,025         7,084        1,226         552,883
  Other .................    247,483         2,091          362         249,212
Collateralized
  mortgage
  obligations ...........        685            --           --             685
States and political
  subdivisions ..........     37,370         1,222           42          38,550
Other ...................    108,729             2           --         108,731
------------------------------------------------------------------------------------
Total available-for-
  sale investment
  securities ............ $1,470,456       $12,586       $2,066      $1,480,976
====================================================================================


                                      BancWest Corporation and Subsidiaries   53

--------------------------------------------------------------------------------

        The amortized cost and fair value of available-for-sale investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

-------------------------------------------------------------------
                                           Amortized       Fair
(in thousands)                                Cost         Value
-------------------------------------------------------------------
Due within one year ..................   $  449,635      $  449,813
Due after one but within five years...      430,502         434,115
Due after five but within ten years...       87,623          87,512
Due after ten years ..................      851,565         860,636
-------------------------------------------------------------------
Subtotal .............................    1,819,325       1,832,076
Securities with no stated maturity....      128,704         128,704
-------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE
 INVESTMENT SECURITIES ...............   $1,948,029      $1,960,780
===================================================================

        The Company held no trading securities at December 31, 2000, 1999 and 1998.

        Investment securities with an aggregate carrying value of $1.7 billion at December 31, 2000, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

        We held no investment securities of any single issuer (other than the U.S. Government and its agencies) which were in excess of 10% of consolidated stockholders' equity at December 31, 2000.

        Gross gains of $865,000, $38,000 and $462,000 and gross losses of $654,000, $22,000 and $21,000 were realized on sales of investment securities during 2000, 1999 and 1998, respectively.

6. LOANS AND LEASES

        At December 31, 2000 and 1999, loans and leases were comprised of the following:

-----------------------------------------------------------
(in thousands)                     2000             1999
-----------------------------------------------------------
Commercial, financial and
 agricultural ...........      $ 2,604,590      $ 2,212,757
Real estate:
 Commercial .............        2,618,312        2,466,822
 Construction ...........          405,542          408,078
 Residential ............        2,360,167        2,362,789
Consumer ................        3,599,954        2,987,347
Lease financing .........        2,038,516        1,738,048
Foreign .................          344,750          348,198
-----------------------------------------------------------
TOTAL LOANS AND LEASES...      $13,971,831      $12,524,039
===========================================================

        The loan and lease portfolio is principally located in California and Hawaii and, to a lesser extent, Oregon, Washington, Nevada and Idaho. The risk inherent in the portfolio depends upon both the economic stability of those states, which affects property values, and the financial well being and creditworthiness of the borrowers.

        At December 31, 2000 and 1999, loans and leases of $93.5 million and $98.3 million, respectively, were on nonaccrual status or restructured.

        Our leasing activities consist primarily of: (1) leasing automobiles and commercial equipment; and (2) leveraged leases. Lessees are responsible for all maintenance, taxes and insurance on the leased property. The leases are reported net of unearned income of $452.2 million at December 31, 2000, and $391 million at December 31, 1999. At December 31, 2000, minimum lease receivables for the five succeeding years were as follows:

- 2001 -- $450.9 million

- 2002 -- $446.9 million

- 2003 -- $411.4 million

- 2004 -- $362.3 million

- 2005 -- $249.1 million

        In the normal course of business, the Company makes loans to executive officers and directors of the Company and to entities and individuals affiliated with those executive officers and directors. Those loans were made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with other persons or, in the case of certain residential real estate loans, on terms that were widely available to employees of the Company who were not directors or executive officers. Changes in the loans to such executive officers, directors and affiliates during 2000 and 1999 were as follows:

--------------------------------------------------------
(in thousands)                      2000           1999
--------------------------------------------------------
Balance at beginning of year ..   $267,245      $238,290
 New loans made ...............     34,763        60,317
 Less repayments ..............     38,173        31,362
--------------------------------------------------------
BALANCE AT END OF YEAR ........   $263,835      $267,245
========================================================

        At December 31, 2000, loans to such parties by the Parent were $4 million; at December 31, 1999, $4.5 million. Interest income related to these loans was $290,000 in 2000, $323,000 in 1999, and $576,000 in 1998.

        Real estate loans totaling $1.5 billion were pledged to collateralize the Company's borrowing capacity at the Federal Home Loan Bank at December 31, 2000.


54  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

7. PROVISION AND ALLOWANCE FOR CREDIT LOSSES

        Changes in the allowance for credit losses were as follows for the years indicated:

------------------------------------------------------------------------------
(in thousands)                           2000           1999            1998
------------------------------------------------------------------------------
Balance at beginning of year ...       $161,418        $158,294       $ 90,487
 Provision for credit losses ...         60,428          55,262         30,925
 Net charge-offs:
  Loans and leases
   charged off .................        (62,131)        (61,545)       (31,151)
  Recoveries on loans
   and leases previously
   charged off .................         12,728          10,432          7,046
------------------------------------------------------------------------------
    Net charge-offs ............        (49,403)        (51,113)       (24,105)
------------------------------------------------------------------------------
 Transfer of allowance allo-
  cated to securitized loans ...             --          (1,025)            --
 Allowance of subsidiaries
  purchased ....................             --              --         60,987
------------------------------------------------------------------------------
BALANCE AT END OF YEAR .........       $172,443        $161,418       $158,294
==============================================================================

        The following table presents information related to impaired loans as of and for the years ended December 31, 2000, 1999 and 1998:

--------------------------------------------------------------------
(in thousands)                    2000          1999          1998
--------------------------------------------------------------------
Impaired loans with
 related allowance ..........   $ 77,518      $ 72,258      $ 76,513
Impaired loans with no
 related allowance ..........     35,358        23,163        32,855
--------------------------------------------------------------------
Total impaired loans ........   $112,876      $ 95,421      $109,368
====================================================================
Total allowance for credit
 losses on impaired loans ...   $ 14,702      $ 15,833     $ 19,710
Average impaired loans ......     93,572       107,948       88,736
Interest income
 recognized on
 impaired loans .............      5,099         4,349        3,295
====================================================================

        Impaired loans without a related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal amounts of such loans.

8. PREMISES AND EQUIPMENT

        At December 31, 2000 and 1999, premises and equipment were comprised of the following:

----------------------------------------------------------
(in thousands)                       2000          1999
----------------------------------------------------------
Premises ......................    $278,979      $282,066
Equipment .....................     194,404       176,437
----------------------------------------------------------
Total premises and equipment ..     473,383       458,503
Less accumulated depreciation
  and amortization ............     197,371       176,838
----------------------------------------------------------
NET BOOK VALUE ................    $276,012      $281,665
=========================================================

        Occupancy and equipment expenses include depreciation and amortization expenses of $25.5 million for 2000, $24.3 million for 1999 and $22.6 million for 1998.

9. DEPOSITS

        Interest expense related to deposits for the years indicated was as follows:

------------------------------------------------------------------
(in thousands)                  2000          1999          1998
------------------------------------------------------------------
Domestic:
 Interest-bearing demand .    $  3,546      $  3,609      $ 11,743
 Savings .................      98,876        93,100        65,665
 Time--under $100 ........     150,797       136,797        94,037
 Time--$100 and over .....     195,142       127,539        72,823
Foreign ..................       9,843         7,576         9,592
------------------------------------------------------------------
TOTAL INTEREST EXPENSE
  ON DEPOSITS ............    $458,204      $368,621      $253,860
==================================================================

        The following table presents the maturity distribution of domestic time certificates of deposits of $100,000 or more at December 31 for the years indicated:

--------------------------------------------------------
(in millions)                         2000        1999
--------------------------------------------------------
3 months or less .................   $2,029      $1,980
Over 3 months through 6 months ...      917         738
Over 6 months through 12 months ..      435         371
Over 1 year through 2 years ......      179         110
Over 2 years through 3 years .....       23          24
Over 3 years through 4 years .....        6           5
Over 4 years through 5 years .....        4           3
Over 5 years .....................        1           1
-------------------------------------------------------
    TOTAL ........................   $3,594      $3,232
=======================================================

        Time certificates of deposits in denominations of $100,000 or more at December 31, 2000 and 1999 were as follows:

-------------------------------------------------
(in thousands)             2000           1999
-------------------------------------------------
Domestic ........      $3,593,563      $3,231,994
Foreign .........          87,990          76,259
-------------------------------------------------

10. SHORT-TERM BORROWINGS

        At December 31 for the years indicated, short-term borrowings were comprised of the following:

------------------------------------------------------------------------
(in thousands)                         2000         1999          1998
------------------------------------------------------------------------
BancWest Corporation (Parent):
 Commercial paper ............      $  5,477      $  2,600      $ 13,903
Bank of the West:
 Securities sold under
  agreements to
  repurchase .................       215,767       142,842        68,696
 Federal funds purchased .....       115,000         2,095       209,070
 Advances from Federal
  Home Loan Bank of
  San Francisco ..............            --            --         1,000
 Other short-term
  borrowings .................           306        16,274         4,069
First Hawaiian:
 Securities sold under
  agreements to
  repurchase .................       241,929       301,571       447,667
 Federal funds purchased .....         5,589        38,595       164,462
 Advances from Federal
  Home Loan Bank of
  Seattle ....................            --            --        14,000
------------------------------------------------------------------------
TOTAL SHORT-TERM
 BORROWINGS ..................      $584,068      $503,977      $922,867
========================================================================


                                      BancWest Corporation and Subsidiaries   55

--------------------------------------------------------------------------------

        Weighted average interest rates and weighted average and maximum balances for these short-term borrowings were as follows for the years indicated:

--------------------------------------------------------------------------
(dollars in thousands)                 2000         1999           1998
--------------------------------------------------------------------------
Commercial paper:
 Weighted average interest
  rate at December 31 .......            6.0%           6.1%           4.9%
 Highest month-end balance ..       $  8,424       $  9,400       $ 13,903
 Weighted average daily
  outstanding balance .......       $  5,541       $  4,962       $  4,265
 Weighted average daily
  interest rate paid ........            6.0%           4.9%           5.0%
Securities sold under
 agreements to repurchase:
 Weighted average interest
  rate at December 31 .......            6.1%           5.1%           4.5%
 Highest month-end balance ..       $503,936       $564,207       $552,921
 Weighted average daily
  outstanding balance .......       $439,886       $499,728       $505,529
 Weighted average daily
  interest rate paid ........            5.8%           4.6%           5.1%
Federal funds purchased:
 Weighted average interest
  rate at December 31 .......            6.4%           4.7%           4.6%
 Highest month-end balance ..       $370,889       $392,325       $373,532
 Weighted average daily
  outstanding balance .......       $217,447       $138,101       $ 85,405
 Weighted average daily
  interest rate paid ........            6.3%           4.9%           5.2%
Advances from Federal Home
 Loan Banks of Seattle and
 San Francisco:
 Weighted average interest
  rate at December 31 .......             --%            --%           5.4%
 Highest month-end balance ..       $     --       $  1,000       $441,089
 Weighted average daily
  outstanding balance .......       $     --       $    414       $130,804
 Weighted average daily
  interest rate paid ........             --%           6.3%           4.8%
Other short-term borrowings:
 Weighted average interest
  rate at December 31 .......            6.5%           5.5%           4.1%
 Highest month-end balance ..       $ 22,071       $ 25,085       $  4,069
 Weighted average daily
  outstanding balance .......       $  4,935       $  2,959       $    116
 Weighted average daily
  interest rate paid ........            8.2%           5.6%           4.7%
===========================================================================

        We treat securities sold under agreements to repurchase as financings. We reflect the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 2000, the weighted average maturity of these agreements was 49 days and primarily represented investments by public (governmental) entities. Maturities of these agreements were as follows:

-----------------------------------
(in thousands)
-----------------------------------
Overnight ............     $214,257
Less than 30 days ....       86,706
30 through 90 days ...       59,365
Over 90 days .........       97,368
-----------------------------------
TOTAL ................     $457,696
===================================

        The Parent had $40 million in unused lines of credit with BNP Paribas to support its commercial paper borrowings as of December 31, 2000.

11. LONG-TERM DEBT AND CAPITAL SECURITIES

        At December 31 for the years indicated, long-term debt and capital securities were comprised of the following:

----------------------------------------------------------
(dollars in thousands)                2000         1999
----------------------------------------------------------
BancWest Corporation (Parent):
 7.375% subordinated notes
  due 2006 ...................      $ 50,000      $ 50,000
 7.00% note due 2004 .........        50,000        50,000
 6.25% subordinated notes
  due 2000 ...................            --       100,000
Bank of the West:
 6.33%-8.80% notes due
  through 2014 ...............       616,340       496,578
 Capital leases due
  through 2012 ...............           613           738
First Hawaiian:
 Capital leases due
  through 2022 ...............           470           476
 5.70%-5.84% notes due 2000 ..            --         4,000
----------------------------------------------------------
Total long-term debt .........       717,423       701,792
Capital Securities ...........       250,000       100,000
----------------------------------------------------------
TOTAL LONG-TERM DEBT AND
 CAPITAL SECURITIES ..........      $967,423      $801,792
==========================================================

BANCWEST CORPORATION (PARENT)

        The 7.375% subordinated notes due in 2006 are unsecured obligations with interest payable semiannually.

        The 7.00% note due in 2004 is unsecured and accrues interest at London Interbank Offered Rates ("LIBOR") plus 0.25% per annum (7.00% per annum at December 31, 2000). Interest is paid on a quarterly basis.

BANK OF THE WEST

        The 6.33%-8.80% notes due through 2014 primarily represent advances from the Federal Home Loan Bank of San Francisco and $51.6 million in subordinated capital notes sold to BNP Paribas. Interest on the Federal Home Loan Bank of San Francisco advances are payable monthly. Interest on the subordinated capital notes sold to BNP Paribas is payable semiannually.

BANCWEST CAPITAL I

        In November 2000, the Company sold to the public $150 million in aggregate liquidation amount of BancWest Capital I Quarterly Income Preferred Securities (the "BWE Capital Securities") issued by the BWE Trust, a Delaware business trust. The Company received the BWE Capital Securities (as well as all outstanding common securities of BancWest Capital I) in exchange for the Company's


56  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

9.50% junior subordinated deferrable interest debentures, which are the sole assets of the BWE Trust. Holders of BWE Capital Securities are entitled to cumulative cash dividends at an annual rate of 9.50%, subject to possible deferral. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. The BWE Capital Securities qualify as Tier 1 capital of the Company, which has solely, fully and unconditionally guaranteed payment of all amounts due on the BWE Capital Securities to the extent the BWE Trust has funds available for payment of such distributions.

FIRST HAWAIIAN CAPITAL I

        In 1997, FH Trust, a Delaware business trust, issued capital securities (the "FH Capital Securities") with an aggregate liquidation amount of $100 million. The proceeds were used to purchase junior subordinated deferrable interest debentures of the Company. These debentures are the sole assets of the FH Trust. The FH Capital Securities qualify as Tier 1 capital of the Company and are solely, fully and unconditionally guaranteed by the Company. The Company owns all the common securities issued by the FH Trust.

        The FH Capital Securities accrue and pay interest semi-annually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027, or upon earlier redemption in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture.

        Under the terms of both the BWE Capital Securities and the FH Capital Securities, the interest on the junior subordinated debentures is deferrable. If we defer interest payments on the capital securities, BWE Trust and FH Trust will also defer distributions on the capital securities. During any period in which we defer interest payments on the junior subordinated debentures, we will not and our subsidiaries will not do any of the following, with certain limited exceptions:

o pay a dividend or make any other payment or distribution on our capital stock;

o   redeem, purchase or make a liquidation payment on any of our capital stock;

o make an interest, principal or premium payment on, or repay, repurchase or redeem, any of our debt securities that rank equally with or junior to the junior subordinated debentures; or

o make any guarantee payment regarding any guarantee by us of debt securities of any of our subsidiaries, if the guarantee ranks equal with or junior to the junior subordinated debentures.

        As of December 31, 2000, the principal payments due on long-term debt and capital securities were as follows:

--------------------------------------------------------------------------------------------
                 BancWest       Bank                                   First
(in            Corporation     of the        First      BancWest      Hawaiian
thousands)      (Parent)        West        Hawaiian    Capital I     Capital I      Total
--------------------------------------------------------------------------------------------

2001            $     --      $187,273      $   12     $      --      $     --      $187,285
2002                  --       308,978          13            --            --       308,991
2003                  --        67,282          15            --            --        67,297
2004              50,000         1,617          16            --            --        51,633
2005                  --           208          18            --            --           226
2006 and
thereafter        50,000        51,595         396       150,000       100,000       351,991
--------------------------------------------------------------------------------------------
TOTAL           $100,000      $616,953      $  470      $150,000      $100,000      $967,423
============================================================================================

12. COMMON STOCK AND EARNINGS PER SHARE

        There have been three significant stock-related issues since November 1998:

(1) In December 1999, the Company declared a two-for-one stock split which doubled the amount of common and Class A common shares issued and outstanding. Per share information, such as earnings per share, dividends per share and book value per share, was restated for all periods presented in this report.

(2) On July 1, 1999, the Company completed its acquisition of SierraWest. The acquisition was accounted for using the pooling-of-interests method of accounting. SierraWest was merged with and into the Company, resulting in the issuance of approximately 4.4 million shares (8.8 million shares after adjustment for the two-for-one stock split in December 1999) of the Company's common stock to shareholders of SierraWest.

(3) On November 1, 1998, in connection with the BancWest Merger, the Company issued approximately 25.815 million shares (51.630 million shares after adjustment for the two-for-one stock split in December 1999) of newly authorized Class A common stock to BNP Paribas and 411,049 shares of treasury stock to satisfy stock appreciation rights of certain Bank of the West employees. The 411,049 shares were issued as dividend-paying restricted stock. On November 1, 2000, the restrictions on the 822,098 shares (adjusted for the two-for-one stock split in December 1999) expired.

        A share of Class A common stock is generally the same as a share of common stock in all respects, except that holders of the Class A common stock have the right to elect a separate class of directors (the "Class A Directors"), and the Class A common stock is entitled to vote as a class on certain fundamental corporate actions unless such actions have been approved by two-thirds of the entire board of directors. The number of Class A Directors will generally be comparable to the percentage of Class A common stock shares in relation to total common stock outstanding (common stock plus Class A common stock).

        As of December 31, 2000, the holders of Class A common stock were entitled to elect nine of the Company's 20 directors.

        Shares of Class A common stock automatically convert


                                      BancWest Corporation and Subsidiaries   57

--------------------------------------------------------------------------------

to common stock under certain circumstances, principally if they are transferred by BNP Paribas to a third party.

        Additionally, BNP Paribas is bound by a standstill and governance agreement that governs most aspects of the relationship between BNP Paribas and the Company. The standstill and governance agreement extends for a four-year period from the time of the BancWest Merger, with certain provisions continuing beyond that initial period. Among the key features of this agreement are provisions that:

- Limit BNP Paribas' ability to acquire, directly or indirectly, additional common stock that would result in its ownership of more than 45% of the outstanding voting stock of the Company;

-   Restrict BNP Paribas' ability to transfer its shares;

- Restrict BNP Paribas' ability to exercise control over the Company or the Board (other than through its representation on the Board); and

-   Create various other restrictions.

        Additionally, concurrent with the BancWest Merger, the Company increased the number of authorized shares of common stock from 100 million to 200 million, while reducing the common stock's par value from $5.00 per share to $1.00 per share.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (includes both common and Class A common shares):

---------------------------------------------------------------------
                                               2000
(in thousands, except       -----------------------------------------
number of shares               INCOME          SHARES       PER SHARE
and per share data)         (NUMERATOR)     (DENOMINATOR)    AMOUNT
---------------------------------------------------------------------
BASIC NET INCOME .........  $   216,394      124,633,956      $1.74
EFFECT OF DILUTIVE
 SECURITIES--
 STOCK INCENTIVE
  PLAN OPTIONS ...........           --          415,750         --
---------------------------------------------------------------------
DILUTED NET INCOME .......  $   216,394      125,049,706      $1.73
=====================================================================

-------------------------------------------------------------------------
                                                 1999
(in thousands, except         -------------------------------------------
number of shares                Income           Shares         Per Share
and per share data)           (Numerator)     (Denominator)      Amount
-------------------------------------------------------------------------
Basic net income .........    $   172,378      124,047,664      $1.39
Effect of dilutive
 securities--
 Stock incentive
  plan options ...........             --          651,729         --
-------------------------------------------------------------------------
Diluted net income .......    $   172,378      124,699,393      $1.38
=========================================================================

------------------------------------------------------------------------
                                                  1998
(in thousands, except            ---------------------------------------
number of shares                   Income         Shares       Per Share
and per share data)              (Numerator)   (Denominator)     Amount
------------------------------------------------------------------------
Basic net income ..........      $   84,284      79,515,996      $1.06
Effect of dilutive securities--
 Stock incentive plan
 options .....................           --         853,890         --
------------------------------------------------------------------------
Diluted net income ...........   $   84,284      80,369,886      $1.05
========================================================================

13. ACCUMULATED OTHER COMPREHENSIVE INCOME, NET

        Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Company's only significant item of other comprehensive income is net unrealized gains or losses on certain debt and equity securities and the related reclassification adjustments. Reclassification adjustments include the gains or losses realized in the current period on certain assets that were included in accumulated other comprehensive income at the beginning of the period. Accumulated other comprehensive income, net, for each of the three years in the period ended December 31, 2000, is presented below.

----------------------------------------------------------------------------------
                                                           Income
                                                            Tax
                                           Pre-tax        (Expense)      After-tax
(in thousands)                              Amount         Benefit        Amount
----------------------------------------------------------------------------------
Accumulated other comprehensive
 income, net, December 31, 1997  ........  $    678       $   (282)      $    396
Unrealized net holding gain arising
 in 1998 ................................     9,401         (3,824)         5,577
Reclassification adjustment for gains
 and losses realized in net income ......       441           (186)           255
----------------------------------------------------------------------------------
Accumulated other comprehensive
 income, net, December 31, 1998 .........    10,520         (4,292)         6,228
Unrealized net holding loss arising
 in 1999 ................................   (27,119)        11,009        (16,110)
Reclassification adjustment for gains
 and losses realized in net income ......        16             (7)             9
----------------------------------------------------------------------------------
Accumulated other comprehensive
 income, net, December 31, 1999 .........   (16,583)         6,710         (9,873)
UNREALIZED NET HOLDING GAIN ARISING
 IN 2000 ................................    29,123        (11,773)        17,350
RECLASSIFICATION ADJUSTMENT FOR GAINS
 AND LOSSES REALIZED IN NET INCOME ......       211            (87)           124
----------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET, DECEMBER 31, 2000  ........  $ 12,751       $ (5,150)      $  7,601
==================================================================================

14. REGULATORY CAPITAL REQUIREMENTS

        The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. If we fail to meet minimum capital requirements, these agencies can initiate certain discretionary (and, in the case of the Company's depository institution subsidiaries, mandatory) actions. Such regulatory actions could have a material effect on the Company's financial statements.

        Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its depository institution subsidiaries must each meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.


58  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The table below sets forth those ratios at December 31, 2000 and 1999.

-----------------------------------------------------------------------------------------------------------
                                                                                          TO BE WELL-
                                                                                         CAPITALIZED
                                                                                         UNDER PROMPT
                                                             FOR CAPITAL               CORRECTIVE ACTION
                                    ACTUAL                ADEQUACY PURPOSES               PROVISIONS
(dollars in                 -------------------------------------------------------------------------------
thousands)                   AMOUNT         RATIO        AMOUNT         RATIO          AMOUNT        RATIO
-----------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000:

TIER 1 CAPITAL TO
 RISK-WEIGHTED
 ASSETS:
 BANCWEST
  CORPORATION ...........  $1,597,992       9.73%      $  656,617       4.00%
 BANK OF THE
  WEST ..................     820,691       8.78          373,878       4.00         $  560,818       6.00%
 FIRST HAWAIIAN .........     648,751       9.19          282,500       4.00            423,750       6.00
TOTAL CAPITAL TO
 RISK-WEIGHTED
 ASSETS:
 BANCWEST
  CORPORATION ...........  $1,870,435      11.39%      $1,313,234       8.00%
 BANK OF THE
  WEST ..................   1,095,240      11.72          747,757       8.00         $  934,696      10.00%
 FIRST HAWAIIAN .........     795,657      11.27          564,999       8.00            706,249      10.00
TIER 1 CAPITAL TO
 AVERAGE ASSETS:
 BANCWEST
  CORPORATION ...........  $1,597,992       9.09%      $  703,305       4.00%(1)
 BANK OF THE
  WEST ..................     820,691       7.95          413,174       4.00 (1)     $  516,468       5.00%
 FIRST HAWAIIAN .........     648,751       8.99          288,756       4.00 (1)        360,945       5.00
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                                          To Be Well-
                                                                                         Capitalized
                                                                                         Under Prompt
                                                             For Capital               Corrective Action
                                    Actual                Adequacy Purposes               Provisions
(dollars in                 -------------------------------------------------------------------------------
thousands)                   Amount         Ratio        Amount         Ratio          Amount        Ratio
-----------------------------------------------------------------------------------------------------------
As of December 31, 1999:

Tier 1 Capital to
 Risk-Weighted
 Assets:
 BancWest
  Corporation ...........  $1,297,796       8.80%      $  590,165       4.00%
 Bank of the
  West ..................     572,775       7.35          311,531       4.00         $  467,296       6.00%
 First Hawaiian .........     691,297       9.98          277,056       4.00            415,583       6.00
Total Capital to
 Risk-Weighted
 Assets:
 BancWest
  Corporation ...........  $1,558,494      10.56%      $1,180,329       8.00%
 Bank of the
  West ..................     834,791      10.72          623,061       8.00         $  778,827      10.00%
 First Hawaiian .........     838,985      12.11          554,111       8.00            692,639      10.00
Tier 1 Capital to
 Average Assets:
 BancWest
  Corporation ...........  $1,297,796       8.11%      $  640,281       4.00%(1)
 Bank of the
  West ..................     572,775       6.39          358,269       4.00 (1)     $  447,836       5.00%
 First Hawaiian .........     691,297       9.92          278,725       4.00 (1)        348,407       5.00
-----------------------------------------------------------------------------------------------------------

(1) The leverage ratio consists of a ratio of Tier 1 capital to average assets. The minimum leverage ratio guideline is three percent for banking organizations that do not anticipate or are not experiencing significant growth, and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, a strong banking organization, and rated a composite 1 under the Uniform Financial Institution Rating System established by the Federal Financial Institution Examination Council.

        Pursuant to applicable law and regulations, each of the depository institution subsidiaries have been notified by the Federal Deposit Insurance Corporation ("FDIC") that each of them is deemed to be well-capitalized. To be well-capitalized, a bank must have a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure. Management believes that no conditions or events have occurred since the respective notifications to change the capital category of either of its depository institution subsidiaries.

15. LIMITATIONS ON PAYMENT OF DIVIDENDS

        The primary source of funds that we use to pay dividends to stockholders are dividends the Parent receives from its subsidiaries. Regulations limit the amount of dividends Bank of the West and First Hawaiian may declare or pay. At December 31, 2000, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $366.7 million.

16. BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

        The Company sponsors a noncontributory defined benefit pension plan, which is a merger of two separate plans. The first plan, for First Hawaiian employees, was frozen at December 31, 1995. As a result of that freeze, there are no further benefit accruals for First Hawaiian employees in the merged plan. The second plan, for Bank of the West employees, was a cash balance pension plan. The merged plan continues to provide cash balance benefit accruals for eligible Bank of the West employees.

        The Company also sponsors an unfunded excess benefit pension plan covering employees whose pay or benefits exceed certain regulatory limits, unfunded postretirement medical and life insurance plans, and, for certain key executives, an unfunded supplemental executive retirement plan.

        In addition, the Company also has a non-qualified pension plan (the "Director's Retirement Plan") that provides for eligible directors to qualify for retirement


                                      BancWest Corporation and Subsidiaries   59

--------------------------------------------------------------------------------

benefits based on their service as a director. The Director's Retirement Plan's benefit obligations have been reflected in the following table.

        The following tables summarize changes to the benefit obligation and fair value of plan assets for the years indicated:

--------------------------------------------------------------------------------------
                                 Pension Benefits                Other Benefits
                            -------------------------       --------------------------
(in thousands)                 2000            1999            2000            1999
--------------------------------------------------------------------------------------
Benefit obligation at
 beginning of year .......  $ 142,101       $ 148,206       $  16,651       $  16,174
Service cost .............      3,594           3,295             888             945
Interest cost ............     10,268           9,909           1,174           1,000
Amendments ...............      8,619              --             (42)            517
Actuarial (gain) loss ....      5,467          (6,990)            729          (1,353)
Benefit payments .........    (10,493)        (12,319)           (986)           (632)
--------------------------------------------------------------------------------------
BENEFIT OBLIGATION
 AT END OF YEAR ..........  $ 159,556       $ 142,101       $  18,414       $  16,651
======================================================================================

---------------------------------------------------------------------------------------
                                   Pension Benefits                Other Benefits
                              -------------------------       -------------------------
(in thousands)                   2000            1999            2000            1999
---------------------------------------------------------------------------------------
Fair value of plan
 assets at
 beginning of year .........  $ 196,481       $ 183,955       $      --       $      --
Actual return on
 plan assets ...............    (11,035)         23,334              --              --
Employer
 contributions .............      1,017           1,511             986             632
Benefit payments ...........    (10,493)        (12,319)           (986)           (632)
---------------------------------------------------------------------------------------
FAIR VALUE OF PLAN
 ASSETS AT END
 OF YEAR ...................  $ 175,970       $ 196,481       $      --       $      --
========================================================================================

        The following table summarizes the funded status of the plans and amounts recognized/unrecognized in the Consolidated Balance Sheets:

-----------------------------------------------------------------------------------
                                 Pension Benefits              Other Benefits
                             -----------------------       ------------------------
(in thousands)                  2000           1999           2000           1999
-----------------------------------------------------------------------------------
Funded status .............  $ 16,414       $ 54,380       $(18,414)      $(16,651)
Unrecognized net
 (gain) loss ..............     1,008        (38,546)         1,627          1,057
Unrecognized prior
 service cost .............    14,117          6,772            454            517
Unrecognized
 transition (asset)
 obligation ...............    (1,200)        (2,400)             3             33
-----------------------------------------------------------------------------------
PREPAID (ACCRUED)
 BENEFIT COST .............  $ 30,339       $ 20,206       $(16,330)      $(15,044)
===================================================================================

        Pension plan assets at December 31 include the following shares of common stock of the Company:

---------------------------------------------------------------------
(dollars in thousands)                        Shares       Fair value
---------------------------------------------------------------------
2000...................................      1,175,712      $  30,715
1999...................................      1,175,712      $  22,926
=====================================================================

        Key provisions for the merged pension plan as of December 31, 2000 and 1999 are as follows:

------------------------------------------------------------------------
(in thousands)                                       2000          1999
------------------------------------------------------------------------
Projected benefit obligation ...............      $125,608      $113,670
Accumulated benefit obligation .............       124,745       112,765
Fair value of plan assets for the
 retirement plan with plan assets
 in excess of accumulated
 benefit obligations .......................       175,970       196,481
Prepaid benefit cost for the
 overfunded plan ...........................        57,601        43,760
========================================================================

        Except for the merged pension plan, the remaining plans had an accrued benefit liability.

        The weighted average discount rate was 7% as of December 31, 2000 and 1999, respectively. In determining the 2000 net periodic benefit cost, the expected return on plan assets was 9.5% for the funded defined benefit pension plan; the rate of increase in future compensation used in determining the projected benefit obligation averaged 4.7% for the unfunded supplemental executive retirement plan and 4% for the defined benefit pension plan.

        For measurement purposes for First Hawaiian employees, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 4% after 6 years and remain level at 4% thereafter. These assumptions are not applicable for First Hawaiian retirees over age 65 because benefits are capped at $50 per month. For Bank of the West employees, the annual rate of increase in the per capita cost of covered health care benefits was 5% for 2000 and 4.25% thereafter, except on certain employees employed in the Pacific Northwest, the rate was 6.5% for 2000 decreasing gradually to 4% over 5 years and remaining at 4% thereafter.

        The following table sets forth the components of the net periodic benefit cost (credit) for 2000, 1999 and 1998:

----------------------------------------------------------------------------------------------------------
                                     Pension Benefits                            Other Benefits
                         --------------------------------------       ------------------------------------
(in thousands)             2000           1999           1998           2000          1999          1998
----------------------------------------------------------------------------------------------------------
Service cost ........... $  3,594       $  3,295       $  1,483       $    888      $    945      $    369
Interest cost ..........   10,268          9,909          7,345          1,174         1,000           623
Expected
 return on
 plan assets ...........  (18,333)       (15,773)       (11,004)            --            --            --
Amortization
 of transition
 (asset)
 obligation ............   (1,200)        (1,200)        (1,200)            --             3           143
Amortization
 of prior
 service cost ..........    1,278            851            886             51            --            26
Recognized
 net actuarial
 (gain) loss ...........   (4,723)        (3,934)        (2,450)           159           129            --
Curtailment
 loss ..................      N/A            N/A            N/A            N/A           139           N/A
----------------------------------------------------------------------------------------------------------
NET PERIODIC
 BENEFIT COST
 (CREDIT)  ............. $ (9,116)      $ (6,852)      $ (4,940)      $  2,272      $  2,216      $  1,161
==========================================================================================================


60  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

        Assumed health care cost trend rates have an impact on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following pre-tax effect:

------------------------------------------------------------
                           One-Percentage-   One-Percentage-
(in thousands)             Point Increase    Point Decrease
------------------------------------------------------------
Effect on 2000 total of
 service and interest
 cost components ...........  $  61             $ (51)
Effect on postretirement
 benefit obligation at
 December 31, 2000  ........    508              (450)
============================================================

MONEY PURCHASE AND 401(k) MATCH PLANS

        The Company contributes to a defined contribution money purchase plan. The Company also matches employees' contributions (up to 3% of pay) to a 401(k) component of the defined contribution plan. The plans cover substantially all employees who satisfy applicable age and length-of-service requirements, except for a select group of key executives who are eligible for the Company's unfunded supplemental executive retirement plan.

        For 2000, 1999 and 1998, the money purchase plan contribution was $4.5 million, $5 million and $5.2 million, respectively. The matching employer contributions to the 401(k) plan were $3.9 million, $2 million and $2 million, respectively. Matching employer contributions for 2000 reflect the addition of the Bank of the West Savings Plan participants to the Company's defined contribution plan.

        Effective July 1, 1999, the Bank of the West Savings Plan was merged into the Company's defined contribution plan. Effective June 30, 1999, SierraWest amended the SierraWest Bancorp KSOP Plan (the "KSOP") to cease all contributions. Effective July 1, 1999, all eligible employees who participated in the KSOP became eligible to participate in the Company's defined contribution plan.

        Effective January 1, 2000, the KSOP was divided into two separate plans:
(1) the SierraWest Bancorp Employee Stock Ownership Plan (the "ESOP"); and (2) the SierraWest Bancorp Savings Plan (the "SierraWest Savings Plan") (together, the "Plans"). On August 15, 2000, the Plans were separately submitted to the Internal Revenue Service (the "IRS") for determination letters that they remain qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. As soon as administratively practicable following the favorable determination letters from the IRS, the ESOP will be terminated as of an appropriate date and its assets will be distributed to participants, and the SierraWest Savings Plan will be merged into the Company's defined contribution plan.

PROFIT-SHARING AND CASH-BONUS PLANS

        Previously, the profit-sharing and cash-bonus plans covered substantially all employees who satisfied age and length-of-service requirements. Annual contributions to the plans were based upon a formula and were limited to the total amount deductible under the applicable provisions of the Internal Revenue Code. The profit-sharing and cash-bonus formula provided that:

- 50% of the Company's contribution be paid directly to eligible members as a year-end cash-bonus, and

-   The other 50%, less forfeitures, be paid into the profit-sharing trust fund.

        The profit-sharing contribution and cash-bonus (reflected in salaries and wages) totaled $4.3 million for 1998. Contributions to the profit-sharing and cash-bonus plans have been terminated for periods commencing after December 31, 1998.

INCENTIVE PLAN FOR KEY EXECUTIVES

        The Company has an Incentive Plan for Key Executives (the "IPKE"), under which awards of cash or our common stock, or both, are made to key executives. The IPKE limits the aggregate and individual value of the awards that could be issued in any one fiscal year. Shares of common stock awarded under the IPKE are held in escrow. Key executives concerned may not, under any circumstances, voluntarily dispose of or transfer such shares prior to the earliest of:

-   Attaining 60 years of age,

-   Completion of 20 full years of employment with the Company, or

- Retirement, death or termination of employment prior to retirement with the approval of the Company.

        Additionally, any key executive who has met the minimum restrictions of 20 years of employment or 60 years of age may not voluntarily dispose of subsequent shares awarded for a five-year period.

LONG-TERM INCENTIVE PLAN

        We have a Long-Term Incentive Plan (the "LTIP") designed to reward selected key executives for their performance and the Company's performance measured over multi-year performance cycles. Due to the timing of the BancWest Merger, the cycle that ended December 31, 2000 ran for two years (1999-2000). Concurrently, the second and third cycles for three years (1999-2001 and 2000-2002) are running.

        Even though the Company was the surviving corporation, the BancWest Merger constituted a "Change in Control" as defined by the LTIP. As of the effective date of an LTIP Change in Control, the LTIP provides that participants will be deemed to have fully earned the


                                      BancWest Corporation and Subsidiaries   61

--------------------------------------------------------------------------------

maximum target value attainable for the entire performance period, regardless of whether the Company met the target levels.

        Based on actual performance to November 1, 1998, it did not appear that any payments would be made for either of the three-year performance periods that began in 1996 and 1997. If the LTIP Change in Control provisions had been implemented, on the other hand, participants would have received maximum payments under the LTIP for the three-year periods that began on January 1, 1996, 1997 and 1998.

        We also recognized that, because of the BancWest Merger, the LTIP's performance goals would no longer be appropriate. As a result, we amended the LTIP to:

(1) specify that the BancWest Merger would not be considered an LTIP Change in Control for purposes of the LTIP; and (2) pay the maximum target value attainable for one year of the three-year performance period that began on January 1, 1998. A payment of $1 million, equal to one-third of the maximum target value attainable for the 1998-2000 performance cycle, was made to participants in the LTIP in January 1999. The payments were based upon 1998 compensation levels.

        The initial two-year performance cycle (1999-2000) ended on December 31, 2000. The threshold earnings per share level for the Company and specified levels relative to peer banks were achieved during this cycle. Awards will be paid for this cycle in early 2001 when the Executive Compensation Committee of the Board of Directors can approve awards. As of December 31, 2000 the Company has accrued $4.4 million for potential LTIP payouts.

17. STOCK-BASED COMPENSATION

        The Company has two Stock Incentive Plans, one effective in 1991 (the "1991 SIP") and one effective in 1998 (the "1998 SIP" and, together with the 1991 SIP, the "SIP"). The SIP authorizes the grant of up to 6,000,000 shares of common stock to selected key employees. The SIP aims to enhance the value of the Company by providing additional incentives for outstanding performance to selected key employees, linking their interests with those of our stockholders. The SIP is administered by the Executive Compensation Committee of the Board.

        The Company began administering the Sierra Tahoe Bancorp 1996 Stock Option Plan, the Sierra Tahoe Bancorp 1998 Stock Option Plan, the California Community BancShares Corporation 1993 Stock Option Plan and the Continental Pacific Bank 1990 Amended Stock Option Plan (the "SierraWest Option Plans") as a result of the SierraWest Merger. There will be no future options granted under the SierraWest Option Plan.

        The SIP provides for grants of restricted stock, incentive stock options and non-qualified stock options. Options are granted at exercise prices that are not less than the fair market value of the common stock on the date of grant. The exercise price for stock options may be paid in whole or in part in cash, by delivery or withholding of shares (if allowed by the option agreement) or by various other methods. Options generally vest at a rate of 25% per year after the date of grant and must generally be exercised within ten years from the date of grant. Because options become immediately vested and exercisable if there is a change in control of the Company, the BancWest Merger in November 1998 resulted in vesting of substantially all then outstanding options.

        In connection with the two-for-one stock split in December 1999, the number of shares of the Company's common stock available for grants under the SIP was doubled. Outstanding options under the SIP and SierraWest Option Plans were adjusted by doubling the aggregate number of shares issuable under each outstanding option and by halving their per share exercise price.

        The following table summarizes activity under the SIP and SierraWest Option Plans for 2000, 1999 and 1998:

--------------------------------------------------------------------------------
                                                          Options Outstanding
                                                        ------------------------
                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                         Shares          Price
--------------------------------------------------------------------------------
Balance at December 31, 1997 ....................       1,209,881       $12.08
Granted .........................................         420,362        19.30
Exercised .......................................        (118,753)        5.65
Forfeited .......................................         (16,305)       10.58
-----------------------------------------------------------------
Balance at December 31, 1998 ....................       1,495,185        14.61
Granted .........................................       2,183,567        20.08
Exercised .......................................        (234,661)       10.00
Forfeited .......................................          (8,981)       19.71
-----------------------------------------------------------------
Balance at December 31, 1999 ....................       3,435,110        18.31
GRANTED .........................................       1,330,761        15.13
EXERCISED .......................................        (297,678)       14.67
FORFEITED .......................................         (43,953)       20.52
-----------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000 ....................       4,424,240       $16.66
================================================================================

        At December 31, 2000, 335,634 stock options were available for future grants under the SIP.


62  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

        The following table summarizes SIP and SierraWest Option Plans options outstanding and exercisable as of December 31, 2000:

---------------------------------------------------------------------------------------------
                                      Options Outstanding               Options Exercisable
                             ---------------------------------------   ----------------------
                                                          Weighted
                               Number         Weighted    Average      Number        Weighted
Range of                         of           Average     Remaining      of          Average
Exercise                       Shares         Exercise   Contractual   Shares        Exercise
Prices                       Outstanding       Price     Life (Years) Outstanding     Price
---------------------------------------------------------------------------------------------
Less than $12.50 ........        117,284      $    6.95      5.00      117,284      $    6.95
$12.50-$15.00 ...........      2,072,316          14.60      3.53      747,086          13.67
$15.50-$17.50 ...........        563,976          16.62      6.50      563,976          16.62
$18.00-$20.00 ...........      1,670,664          19.89      7.50      981,210          19.87
----------------------------------------                             ---------
BALANCE AT
 DECEMBER 31, 2000 ......      4,424,240      $   16.66      5.45    2,409,556      $   16.56
=============================================================================================

        In accounting for our option plans, the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. There has been no compensation cost charged against income for the option plans, as options are granted at exercise prices that are not less than the fair market value of the common stock on the date of grant. Had compensation cost for the option plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic earnings per share would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------------------
(in thousands,
except per share data)                   2000             1999             1998
----------------------------------------------------------------------------------
Net income:
 As reported ..................      $   216,394      $   172,378      $    84,284
 Pro forma ....................          214,978          171,543           81,544
Basic earnings per share:
 As reported ..................      $      1.74      $      1.39      $      1.06
 Pro forma ....................             1.73             1.38             1.03
==================================================================================

        Under SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

-------------------------------------------------------------------
                                 2000          1999          1998
-------------------------------------------------------------------
Expected
 dividend
 yield .................         3.27%         3.32%         3.20%
Expected
 common
 stock volatility ......        24.76%        22.58%        19.84%
Risk-free
 interest rate .........         6.66%         5.47%         5.35%
Expected life
 of the options ........      6 years       6 years       6 years
===================================================================

        The weighted average grant date fair value of options granted was $3.98 in 2000, $4.45 in 1999 and $4.01 in 1998.

18. OTHER NONINTEREST EXPENSE

        For the years indicated, other noninterest expense included the following:

--------------------------------------------------------------------------------
(in thousands)                                2000          1999          1998
--------------------------------------------------------------------------------
Stationery and supplies .............      $ 20,286      $ 21,275      $ 12,958
Advertising and promotion ...........        16,950        15,788        11,909
Other ...............................        80,716        75,526        60,146
--------------------------------------------------------------------------------
TOTAL OTHER NONINTEREST
 EXPENSE ............................      $117,952      $112,589      $ 85,013
================================================================================

19. INCOME TAXES

        For the years indicated, the provision for income taxes was comprised of the following:

---------------------------------------------------------------------------
(in thousands)                           2000          1999          1998
---------------------------------------------------------------------------
Current:
 Federal ........................      $ 30,164      $ 22,075      $  9,030
 States and other ...............         9,215         6,445         4,511
---------------------------------------------------------------------------
  Total current .................        39,379        28,520        13,541
---------------------------------------------------------------------------
Deferred:
 Federal ........................        89,451        76,184        33,491
 States and other ...............        23,397        19,047        13,585
---------------------------------------------------------------------------
  Total deferred ................       112,848        95,231        47,076
---------------------------------------------------------------------------
TOTAL PROVISION FOR
 INCOME TAXES ...................      $152,227      $123,751      $ 60,617
===========================================================================

        At December 31, 2000, the Company had no federal or state tax credit carryforwards.

        The components of the Company's net deferred income tax liabilities at December 31, 2000 and 1999 were as follows:

-------------------------------------------------------------------------------
(in thousands)                                            2000          1999
-------------------------------------------------------------------------------
ASSETS
 Allowance for credit losses and
  nonperforming assets ...........................      $ 76,183      $ 71,894
 Deferred compensation expenses ..................         4,325        10,835
 State income and franchise taxes ................         2,749           841
 Other ...........................................            --        19,361
-------------------------------------------------------------------------------
  Total deferred income tax assets ...............        83,257       102,931
-------------------------------------------------------------------------------
LIABILITIES
 Leases ..........................................       561,009       453,092
 Intangible assets ...............................        11,893        13,212
 Investment securities ...........................        26,966        12,493
 Depreciation expense ............................        15,761        11,626
 Other ...........................................        13,977            --
-------------------------------------------------------------------------------
  Total deferred income tax liabilities ..........       629,606       490,423
-------------------------------------------------------------------------------
NET DEFERRED INCOME TAX LIABILITIES ..............      $546,349      $387,492
===============================================================================

        Net deferred income tax liabilities are included in other liabilities in the Consolidated Balance Sheets.

        The following analysis reconciles the Federal statu-


                                      BancWest Corporation and Subsidiaries   63

--------------------------------------------------------------------------------

tory income tax rate to the effective income tax rate for the years indicated:

-------------------------------------------------------------------------------
                                                                   2000
                                                          ---------------------
(dollars in thousands)                                      Amount          %
-------------------------------------------------------------------------------
FEDERAL STATUTORY INCOME TAX RATE ..................      $ 129,017       35.0%
FOREIGN, STATE AND LOCAL TAXES, NET
 OF FEDERAL INCOME TAX BENEFIT .....................         22,113        6.0
GOODWILL AMORTIZATION ..............................         10,784        2.9
TAX CREDITS ........................................         (7,467)      (2.0)
OTHER ..............................................         (2,220)       (.6)
-------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATE ..........................      $ 152,227       41.3%
===============================================================================

----------------------------------------------------------------------------------
                                                                     1999
                                                           -----------------------
(dollars in thousands)                                       Amount           %
----------------------------------------------------------------------------------
Federal statutory income tax rate ...................      $ 103,644         35.0%
Foreign, state and local taxes, net
 of Federal income tax benefit ......................         17,678          6.0
Goodwill amortization ...............................         10,469          3.5
Tax credits .........................................         (6,214)        (2.1)
Other ...............................................         (1,826)         (.6)
----------------------------------------------------------------------------------
Effective income tax rate ...........................      $ 123,751         41.8%
==================================================================================

-------------------------------------------------------------------------------
                                                                   1998
                                                           --------------------
(dollars in thousands)                                      Amount          %
-------------------------------------------------------------------------------
Federal statutory income tax rate ...................      $ 50,716       35.0%
Foreign, state and local taxes, net
 of Federal income tax benefit ......................         7,211        5.0
Goodwill amortization ...............................         2,741        1.9
Tax credits .........................................        (3,023)      (2.1)
Other ...............................................         2,972        2.0
-------------------------------------------------------------------------------
Effective income tax rate ...........................      $ 60,617       41.8%
===============================================================================

20. OPERATING SEGMENTS

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. Using the management approach, we report the same operating segments that management uses to make decisions and assess the Company's performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect consolidated results of operations or consolidated financial position as previously reported.

        The Company has determined that our reportable segments are the ones we use in our internal reporting: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily in California, Oregon, Washington, Idaho and Nevada.

        Although the First Hawaiian segment operates primarily in Hawaii, it also has significant operations outside the state, such as media finance, leveraged leases and international banking.

        The financial results of these operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Consolidated Financial Statements. The Company evaluates the performance of its segments and allocates resources to them based on net interest income and net income. There are no material intersegment revenues.

        The tables below present information about the Company's operating segments as of or for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------
                                              Bank of the    First                      Reconciling    Consolidated
(in millions)                                    West       Hawaiian        Other          Items          Totals
-------------------------------------------------------------------------------------------------------------------
2000:
 NET INTEREST INCOME ....................      $    423      $    329      $     (5)      $     --       $    747
 PROVISION FOR CREDIT
  LOSSES ................................            38            22            --             --             60
 DEPRECIATION AND
  AMORTIZATION ..........................            43            27            --             --             70
 RESTRUCTURING, MERGER-RELATED AND OTHER
  NONRECURRING COSTS ....................             1            --            --             --              1
 PROVISION FOR
  INCOME TAXES ..........................            85            71            (4)            --            152
 NET INCOME .............................           110           112            (6)            --            216
 SEGMENT ASSETS
  (YEAR END).............................        11,159         7,452         3,215         (3,369)        18,457
 CAPITAL EXPENDITURES ...................            24             7            --             --             31
-------------------------------------------------------------------------------------------------------------------
1999:
 Net interest income ....................      $    384      $    312      $     (7)      $     --       $    689
 Provision for credit
  losses ................................            28            27            --             --             55
 Depreciation and
  amortization ..........................            41            26            --             --             67
 Restructuring, merger-related and other
  nonrecurring costs ....................            11             7            --             --             18
 Provision for
  income taxes ..........................            72            56            (4)            --            124
 Net income .............................            84            94            (6)            --            172
 Segment assets
  (year end) ............................         9,571         7,081         2,747         (2,718)        16,681
 Capital expenditures ...................            18            21            --             --             39
===================================================================================================================
1998:
 Net interest income ....................      $    126      $    322      $    (14)      $     --       $    434
 Provision for credit
  losses ................................             8            23            --             --             31
 Depreciation and
  amortization ..........................            12            23            --             --             35
 Restructuring, merger-related and other
  nonrecurring costs ....................            10            16            --             --             26
 Provision for
  income taxes ..........................            15            53            (7)            --             61
 Net income .............................            18            75            (9)            --             84
 Segment assets
  (year end) ............................         8,603         7,248         2,458         (2,380)        15,929
 Capital expenditures ...................             8            11            --             --             19
===================================================================================================================

        The "other" category in the table above consists primarily of the Parent, Leasing, BWE Trust and FH Trust.

        The Company also identifies business units based on


64  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

the products or services offered and the channels through which the products or services are delivered. In addition to the operating segment information, the table below presents selected Company-wide information regarding business units for the respective years ended December 31:

----------------------------------------------------------------------
                                             Reconciling  Consolidated
(in millions)      Wholesale  Retail  Other     Items       Totals
----------------------------------------------------------------------
Interest income:
 2000  ...........   $397      $750    $188     $(25)        $1,310
 1999  ...........    352       657     149      (22)         1,136
 1998  ...........    227       465      70      (12)           750
======================================================================

     Wholesale banking primarily provides commercial, financial, and agricultural, small business and commercial and construction real estate loans. It also is comprised of equipment lease financing. Retail banking is primarily composed of consumer and residential real estate loans, credit card services and automobile leases. The "other" category is composed primarily of interest income from investments.

     The reconciling items in the above tables are principally intercompany eliminations.

21. INTERNATIONAL OPERATIONS

     The Company's international operations are principally in Guam, Saipan and Grand Cayman, British West Indies. These operations involve foreign banking and international financing activities, including short-term investments, loans and leases, acceptances, letters of credit financing and international funds transfers.

     We identify international activities on the basis of the domicile of the customer.

     The table below presents information about the Company's foreign, domestic and consolidated operations as of or for the years ended December 31:

---------------------------------------------------------------
(in thousands)            Foreign      Domestic    Consolidated
---------------------------------------------------------------
2000:
 TOTAL REVENUE .....      $ 47,747   $ 1,478,185   $ 1,525,932
 INCOME BEFORE
  INCOME TAXES .....         6,674       361,947       368,621
 NET INCOME ........         4,271       212,123       216,394
 TOTAL ASSETS ......       389,589    18,067,477    18,457,066
===============================================================
1999:
 Total revenue .....      $ 50,730   $ 1,282,613   $ 1,333,343
 Income before
  income taxes .....         6,270       289,859       296,129
 Net income ........         4,013       168,365       172,378
 Total assets ......       404,666    16,276,356    16,681,022
===============================================================
1998:
 Total revenue .....      $ 45,197   $   838,526   $   883,723
 Income before
  income taxes .....         4,274       140,627       144,901
 Net income ........         2,735        81,549        84,284
 Total assets ......       695,698    15,233,366    15,929,064
===============================================================

     Our current procedure is to price intercompany transfers of funds at prevailing market rates. In general, we have allocated all direct expenses and a proportionate share of general and administrative expenses to the income derived from loans and leases and transactions by the Company's international operations.

     The following table presents the percentages of assets and liabilities attributable to foreign operations. For this purpose, assets attributable to foreign operations are defined as: (1) assets in foreign offices; and (2) loans and leases to and investments in customers domiciled outside the United States. Deposits received and other liabilities are classified on the basis of domicile of the depositor/creditor.

---------------------------------------------------------------
                                           2000    1999    1998
---------------------------------------------------------------
Average foreign assets to
 average total assets ...............      2.93%   3.98%   4.92%
Average foreign liabilities to
 average total liabilities ..........      1.79    1.75    3.12
===============================================================

22. LEASE COMMITMENTS

     At December 31, 2000, we had the following future minimum lease payments (by year and in the aggregate) under noncancelable operating leases having initial or remaining terms in excess of one year:

---------------------------------------------------------------
                                              Less       Net
                                Operating   Sublease   Operating
(in thousands)                    Leases     Income     Leases
---------------------------------------------------------------
2001 .........................   $ 45,224   $ 10,299   $ 34,925
2002 .........................     40,247      9,215     31,032
2003 .........................     35,831      7,507     28,324
2004 .........................     17,991      6,827     11,164
2005 .........................     14,413      6,318      8,095
2006 and thereafter ..........     63,326      6,677     56,649
                                 --------   --------   --------
Total ........................   $217,032   $ 46,843   $170,189
                                 ========   ========   ========

     These leases of premises and equipment extend for varying periods up to 41 years. Some of them may be renewed for periods ranging from one to 41 years. Under the premises' leases, we are also required to pay real property taxes, insurance and maintenance.

     In most cases, leases for premises provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. The renegotiated annual rent is usually not less than the annual amount paid in the previous period. Where future commitments are subject to appraisals, the minimum annual rental commitments are based on the latest annual rents.

     Rental expense for the years indicated was:

     2000: $45.9 million
     1999: $45.1 million
     1998: $37.2 million

                                      BancWest Corporation and Subsidiaries   65

--------------------------------------------------------------------------------

     In December 1993, the Company entered into a noncancelable agreement to lease its administrative headquarters building on land owned in fee simple by the Company. (Construction of the building was completed in September 1996.) Also in December 1993, the Company entered into a ground lease of the land to the lessor of the building.

     Rent obligation for the building commenced on December 1, 1996 and will expire on December 1, 2003 (the "Primary Term"). We are obligated to pay all taxes, insurance, maintenance and other operating costs associated with the building during the Primary Term. As of December 31, 2000, the Company has executed certain noncancelable subleases with third parties. These amounts are included in sublease income in the above table.

     At the end of the Primary Term, the Company may decide whether to: (1) extend the lease term at rents based on the lessor's cost of funds at the time of renewal; (2) purchase the building for an amount approximately equal to that expended by the lessor to construct the building; or (3) arrange for the sale of the building to a third party on behalf of the lessor. If we choose option (3), we must pay to the lessor any shortfall between the sales proceeds and a specified residual value, such payment not to exceed $162 million. This lease is accounted for as an operating lease.

23. COMMITMENTS AND CONTINGENT LIABILITIES

     Off-balance-sheet commitments and contingent liabilities were as follows at December 31 for the years indicated:

------------------------------------------------------
                                2000         1999
                               NOTIONAL/    Notional/
                               CONTRACT     Contract
(in thousands)                  AMOUNT       Amount
------------------------------------------------------
Contractual Amounts Which
 Represent Credit Risk:
  Commitments to extend
   credit .................   $5,573,817   $5,552,476
  Standby letters of credit      305,970      247,620
  Commercial letters of
   credit .................       10,543        7,150
Contractual Amounts Where
 Credit Risk is Less Than
 Contractual Amount:
  Commitments to purchase
   foreign currencies .....       23,842        8,870
  Commitments to sell
   foreign currencies .....       25,285       11,458
  Interest rate swaps .....      123,564      131,471
  Swaptions ...............        8,576           --
  Forward contracts .......        5,000       10,000
  Put options .............        5,000        2,000
  Call options ............        2,676           --
  Guarantees received .....       17,172       31,003
======================================================


ROLLFORWARD SCHEDULE

     The following is a summary of derivative financial instruments for 2000 and 1999:

---------------------------------------------------------------------------------------------------
                              Receive  Pay  Variable/  Forward            Forward    Put/
                               Fixed  Fixed  Variable  Starting    Swap-    Con-     Call
(in millions)                  Swaps  Swaps  Swaps       Swaps     tions   tracts   Options   Total
---------------------------------------------------------------------------------------------------

Balance, December 31, 1998   $ 20      $111   $ 10       $  4       $--     $ 33     $  6     $184
Additions ................     --        11     --         --        --      130       29      170
Maturities/
 amortization ............     20         4     --         --        --      153       33      210
Terminations .............     --         1     --         --        --       --       --        1
---------------------------------------------------------------------------------------------------
Balance, December 31, 1999     --       117     10          4        --       10        2      143
ADDITIONS ................     --         3     --          3         9       64       24      103
MATURITIES/
 AMORTIZATION ............     --         3     --          3        --       69       18       93
TERMINATIONS .............     --         8     --         --        --       --       --        8
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000    $--      $109   $ 10       $  4      $  9      $ 5      $ 8     $145
===================================================================================================


HEDGING SUMMARY

     The following is additional hedging information related to the Company's interest rate swaps as of December 31, 2000:

----------------------------------------------------------------------------------------
                      Notional   Pay    Receive   Asset     Net     Original   Remaining
(dollars in millions)  Amount    Rate     Rate    Yield    Yield    Maturity   Maturity
----------------------------------------------------------------------------------------
Asset hedges:
 Fixed rate loans ....  $109     6.37%    6.71%    8.07%    8.41%    10.1 yrs.  5.2 yrs.
========================================================================================

     The following summarizes the impact of the Company's interest rate swap and floor activities on its weighted average borrowing rate and on net interest expense for the years indicated:

-------------------------------------------------------------
(dollars in thousands)               2000    1999     1998
-------------------------------------------------------------
AVERAGE BORROWING RATE:
 WITHOUT INTEREST RATE
  SWAPS AND FLOORS ................  4.58%   3.89%    4.25%
 WITH INTEREST RATE SWAPS
  AND FLOORS ....................... 4.58    3.89     4.25
-------------------------------------------------------------
INTEREST RATE SWAP AND
 FLOOR EXPENSE, NET ................ $285  $1,128   $1,256
=============================================================


66  BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

FACILITIES MANAGEMENT AGREEMENT

     In August 1999, the Company signed a six-year facilities management agreement in connection with the consolidation of the three data centers. At December 31, 2000, the Company had the following future minimum payments under this noncancelable agreement:

--------------------------------------------------------------------------------
(in thousands)                                                  Minimum Payments
--------------------------------------------------------------------------------
2001.................................................................   $16,934
2002.................................................................    16,934
2003.................................................................    16,934
2004.................................................................    16,934
2005.................................................................    11,289
--------------------------------------------------------------------------------
TOTAL................................................................   $79,025
================================================================================

     Expenses under this facilities management agreement for the year ended December 31, 2000 were approximately $18.2 million.

LITIGATION

     Various legal proceedings are pending against the Company. Our ultimate liability, if any, cannot be determined at this time. Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company's consolidated financial position, results of operations or liquidity.

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents a summary of the book and fair value of the Company's financial instruments, excluding leases, at December 31 for the years indicated:

------------------------------------------------------------
                                              2000
                                     -----------------------
(in thousands)                       Book Value   Fair Value
------------------------------------------------------------
FINANCIAL ASSETS:
 CASH AND DUE FROM BANKS .........  $   873,599   $  873,599
 INTEREST-BEARING DEPOSITS IN
  OTHER BANKS ....................        5,972        6,329
 FEDERAL FUNDS SOLD AND
  SECURITIES PURCHASED UNDER
  AGREEMENTS TO RESELL ...........      307,100      307,100
 INVESTMENT SECURITIES (NOTE 5):
  HELD-TO-MATURITY ...............       92,940       91,625
  AVAILABLE-FOR-SALE .............    1,960,780    1,960,780
 LOANS ...........................   11,920,001   11,904,583
 CUSTOMERS' ACCEPTANCE LIABILITY..        1,080        1,080
------------------------------------------------------------
FINANCIAL LIABILITIES:
 DEPOSITS ........................  $14,128,139  $14,149,011
 SHORT-TERM BORROWINGS ...........      584,068      584,068
 ACCEPTANCES OUTSTANDING .........        1,080        1,080
 LONG-TERM DEBT ..................      717,423      731,864
 GUARANTEED PREFERRED BENEFICIAL
  INTERESTS IN JUNIOR SUBORDINATED
  DEBENTURES .....................      250,000      251,650
============================================================

------------------------------------------------------------
                                              1999
                                     -----------------------
(in thousands)                       Book Value   Fair Value
------------------------------------------------------------
Financial Assets:
 Cash and due from banks .........  $   809,961  $   809,961
 Interest-bearing deposits in
  other banks ....................        9,135        6,979
 Federal funds sold and
  securities purchased under
  agreements to resell ...........       71,100       71,100
 Investment securities (note 5):
  Held-to-maturity ...............      142,868      139,102
  Available-for-sale .............    1,868,003    1,868,003
 Loans ...........................   10,782,210   10,741,599
 Customers' acceptance liability .        1,039        1,039
------------------------------------------------------------
Financial Liabilities:
 Deposits ........................  $12,877,952  $12,866,814
 Short-term borrowings ...........      503,977      503,977
 Acceptances outstanding .........        1,039        1,039
 Long-term debt ..................      701,792      697,000
 Guaranteed preferred beneficial
  interests in junior subordinated
  debentures .....................      100,000       95,782
============================================================

     The following table presents a summary of the fair value of the Company's off-balance-sheet financial instruments, excluding leases, (Note 23) at December 31, 2000 and 1999:

----------------------------------------------------------------------
(in thousands)                                        2000      1999
----------------------------------------------------------------------
Commitments to extend credit ......................  $26,565   $26,850
Standby letters of credit .........................    2,988     2,433
Commercial letters of credit ......................      105        71
Commitments to purchase foreign
 currencies .......................................      978       (90)
Commitments to sell foreign currencies ............     (936)      333
Interest rate swaps ...............................   (1,211)    3,841
Swaptions .........................................      291        --
Forward contracts .................................      (59)      141
Put options .......................................       17        13
Call options ......................................       39        --
======================================================================

                                        BancWest Corporation and Subsidiaries 67

--------------------------------------------------------------------------------

25. BANCWEST CORPORATION (PARENT COMPANY ONLY)
    FINANCIAL STATEMENTS

     In the financial statements presented below, the investment in subsidiaries is accounted for under the equity method.

BALANCE SHEETS
-------------------------------------------------------------------------
                                                    DECEMBER 31,
(in thousands, except number of              ----------------------------
shares and per share data)                       2000         1999
-------------------------------------------------------------------------
ASSETS:
 Cash on deposit with First Hawaiian .....   $      246    $      207
 Loans, net of allowance for credit
  losses of $120 in 2000 and 1999 ........        3,875         4,338
 Available-for-sale investment
  securities..............................          300           300
 Securities purchased from
  First Hawaiian .........................       15,665        16,354
 Investment in subsidiaries:
  Bank of the West .......................    1,384,600     1,151,059
  First Hawaiian .........................      729,548       761,688
  Other subsidiaries .....................       19,636        15,565
 Due from:
  Bank of the West .......................      307,783       248,853
  First Hawaiian .........................      351,654       236,094
  Other subsidiaries .....................       54,569        97,191
 Other assets ............................        7,744         1,618
-------------------------------------------------------------------------
TOTAL ASSETS .............................   $2,875,620    $2,533,267
=========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Short-term borrowings (note 10) .........   $    5,477    $    2,600
 Current and deferred income taxes .......      515,271       375,384
 Due to subsidiaries .....................      257,732       103,093
 Other liabilities .......................        7,647         9,460
 Long-term debt (note 11) ................      100,000       200,000
-------------------------------------------------------------------------
  Total liabilities ......................      886,127       690,537
-------------------------------------------------------------------------
Commitments and contingent liabilities
 (notes 16, 22 and 23)
Stockholders' equity:
 Preferred stock, par value $1 per share
  Authorized and unissued--
   50,000,000 shares in
   2000 and 1999 .........................           --            --
 Class A common stock, par value $1
  per share (notes 2 and 12)
  Authorized--75,000,000 shares in
   2000 and 1999
  Issued--56,074,874 shares in 2000 and
   51,629,536 shares in 1999 .............       56,075        51,630
 Common stock, par value $1 per share
  (notes 2, 12 and 17)
  Authorized--200,000,000 shares in
   2000 and 1999
  Issued--71,041,450 shares in 2000
   and 75,418,850 shares in 1999 .........       71,041        75,419
 Surplus .................................    1,125,652     1,124,512
 Retained earnings (note 15) .............      770,350       638,687
 Accumulated other comprehensive
  income, net (note 13) ..................        7,601        (9,873)
 Treasury stock, at cost--2,565,581 shares
  in 2000 and 2,437,556 shares in 1999 ...      (41,226)      (37,645)
-------------------------------------------------------------------------
  Total stockholders' equity .............    1,989,493     1,842,730
-------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY..................................   $2,875,620    $2,533,267
=========================================================================


STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
(in thousands)                                             2000        1999         1998
-----------------------------------------------------------------------------------------
INCOME:
 Dividends from:
  Bank of the West ...................................   $ 41,140    $ 31,366    $  2,151
  First Hawaiian .....................................    147,384      54,267     143,176
  Other subsidiaries .................................      1,558       1,558       1,558
 Interest and fees from:
  Bank of the West ...................................      8,087       7,182         907
  First Hawaiian .....................................      6,066       5,543       1,946
  Other subsidiaries .................................         37         435         633
 Other interest and
  dividends ..........................................        527         354       3,830
-----------------------------------------------------------------------------------------
  Total income .......................................    204,799     100,705     154,201
-----------------------------------------------------------------------------------------
EXPENSE:
 Interest expense:
  Short-term borrowings ..............................        360         254         290
  Long-term debt .....................................     20,749      21,434      21,785
 Professional services ...............................        147         491         745
 Other ...............................................      5,120       2,580       1,053
-----------------------------------------------------------------------------------------
  Total expense ......................................     26,376      24,759      23,873
-----------------------------------------------------------------------------------------
Income before income
 tax benefit and equity in
 undistributed income
 of subsidiaries .....................................    178,423      75,946     130,328
Income tax benefit ...................................      4,487       4,282       6,332
-----------------------------------------------------------------------------------------
Income before equity in
 undistributed income
 of subsidiaries .....................................    182,910      80,228     136,660
Equity in undistributed income (loss) of subsidiaries:
  Bank of the West ...................................     68,959      52,537      15,967
  First Hawaiian .....................................    (35,035)     40,108     (67,846)
  Other subsidiaries .................................       (440)       (495)       (497)
-----------------------------------------------------------------------------------------
NET INCOME ...........................................   $216,394    $172,378    $ 84,284
=========================================================================================

68 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                      Year Ended December 31,
                                             -----------------------------------
(in thousands)                                 2000         1999           1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................ $216,394     $172,378      $ 84,284
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Deficiency (excess) of
    equity in earnings
    of subsidiaries over
    dividends received .....................  (33,484)     (92,150)       52,407
   Other ...................................   (5,795)       3,071        (4,897)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES ......................  177,115       83,299       131,794
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in:
  Interest-bearing deposits
   in other banks .........................        --        5,000        65,000
  Securities sold under
   agreements to
   repurchase .............................       689        6,526           980
 Loans repaid by directors
  and executive officers ..................       463        1,318         4,035
 Repayments from
  (advances to) subsidiaries ..............     6,000      (25,000)     (167,000)
 Investment in Bank of
  the West ................................  (150,000)          --            --
 Cash acquired in acquisition .............        --           --            57
 Investment in
  BancWest Capital I ......................    (4,639)          --            --
--------------------------------------------------------------------------------
NET CASH USED IN
 INVESTING ACTIVITIES .....................  (147,487)     (12,156)      (96,928)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in
  short-term borrowings ...................     2,877      (11,303)       12,103
 Proceeds from long-term debt and junior
  subordinated debentures .................   154,639           --            --
 Payment on long-term debt ................  (100,000)          --            --
 Cash dividends paid ......................   (84,731)     (77,446)      (40,786)
 Proceeds from issuance
  of common stock .........................       585        4,934         1,094
 Issuance (purchase) of
  treasury stock, net .....................    (4,056)      12,809        (7,322)
 Income tax benefit from
  stock-based compensation ................     1,097           --            --
--------------------------------------------------------------------------------
NET CASH USED IN
 FINANCING ACTIVITIES .....................   (29,589)     (71,006)      (34,911)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE)
 IN CASH ..................................        39          137           (45)
CASH AT BEGINNING OF YEAR .................       207           70           115
--------------------------------------------------------------------------------
CASH AT END OF YEAR ....................... $     246    $     207     $      70
================================================================================
SUPPLEMENTAL DISCLOSURES:
 Interest paid ............................ $  34,914    $  21,422     $  21,981
 Income taxes refunded .................... $   5,186    $   6,535     $   2,018
--------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock
   in connection with
   convertible debentures ................. $      --    $      --     $   2,281
================================================================================

                                        BancWest Corporation and Subsidiaries 69

GLOSSARY OF FINANCIAL TERMS
--------------------------------------------------------------------------------

     BALANCE SHEET: A statement of financial position reflecting our assets, liabilities and stockholders' equity at a particular point in time in accordance with generally accepted accounting principles.

     BASIS-POINT: A measure of the yield on a bond, note or other indebtedness equal to 1/100th of a percentage point. For example, a yield of 5% is 500 basis points.

     CASH EARNINGS: Earnings before amortization of goodwill and core deposit intangible.

     COLLATERAL: An asset or property pledged to secure the payment of a debt or performance of an obligation.

     DEPRECIATION: A charge against our earnings that writes off the cost of a capital asset over its estimated useful life.

     DERIVATIVES: Financial instruments where the performance is derived from the performance of another financial instrument or an interest rate, currency or other index. Derivative instruments are used for asset and liability management and to mitigate risks associated with other instruments that are reflected on the balance sheet.

     DIVIDEND: Usually a cash distribution to our stockholders of a portion of our earnings.

     EARNINGS PER SHARE: Basic earnings per share--earnings for the period divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share--earnings for the period divided by the weighted-average number of shares of common stock outstanding for the period, including the treatment of all dilutive securities, such as options, warrants and convertible debt.

     EFFICIENCY RATIO: Noninterest expense (exclusive of nonrecurring costs) minus the amortization of goodwill and core deposit intangible as a percentage of total operating revenue (net interest income plus noninterest income).

     HEDGE: A strategy used to avoid, reduce or transfer risk.

     INCOME STATEMENT: A financial statement that reflects our performance by measuring our revenues and expenses for the period.

     INTEREST RATE RISK: The risk to earnings or capital arising from the movement of interest rates.

     INTEREST RATE SWAP: A contract used for the purpose of interest rate risk management in which two parties agree to exchange interest payments of a different character over a specified period based on an underlying notional amount of principal. The term "notional principal" is the amount on which the interest payments are calculated, as the swap contracts generally involve no exchange of the principal.

     LEVERAGE RATIO: Tier 1 Capital divided by the sum of average total assets minus average allowance for credit losses and certain intangible assets.

     LIQUIDITY: The ability of an entity to provide sufficient cash to fund its operations and to pay its debts on a timely basis at a reasonable cost.

     NET INTEREST INCOME: Interest income plus loan fees minus interest expense.

     NET INTEREST MARGIN: Net interest income divided by average earning assets (e.g., loans and leases and investment securities).

     NONACCRUAL LOANS AND LEASES: Loans and leases on which interest is not being accrued for income statement purposes. Payments received on nonaccrual loans and leases are applied against the principal balance.

     NONINTEREST EXPENSE: Expenses for such items as salaries, benefits, building occupancy and supplies, as opposed to interest expense paid for deposits and other interest-bearing liabilities.

     NONINTEREST INCOME: Income received from such sources as fees, charges and commissions, as opposed to interest income received from loans and leases, and investment securities.

     NONPERFORMING ASSETS: Nonaccrual loans and leases plus restructured loans and leases plus OREO (other real estate owned) and repossessed personal property.

     OPERATING EARNINGS: Earnings before restructuring, merger-related and other nonrecurring costs.

     OPERATING CASH EARNINGS: Earnings before restructuring, merger-related and other nonrecurring costs and amortization of goodwill and core deposit intangible.

     OREO: Other real estate owned. Primarily includes foreclosed assets and assets taken in lieu of foreclosure.

     REPURCHASE AGREEMENTS, ALSO CALLED "REPOs": Agreement between a seller and a buyer in which the seller agrees to repurchase the securities at an agreed-upon price at a stated time. A repo is similar to a secured borrowing and lending of funds equal to the sales price of the related collateral.

     RETURN ON AVERAGE TOTAL ASSETS (ROA): Measures the productivity of assets. Calculated by dividing net income by average total assets.

     RETURN ON AVERAGE TANGIBLE TOTAL ASSETS: Calculated by dividing cash earnings by average total assets minus average goodwill and core deposit intangible.

     RETURN ON AVERAGE STOCKHOLDERS' EQUITY (ROE): Measures the rate of return on the stockholders' investment in the Company. Calculated by dividing net income by average total stockholders' equity.

     RETURN ON AVERAGE TANGIBLE STOCKHOLDERS' EQUITY: Calculated by dividing cash earnings by average stockholders' equity minus average goodwill and core deposit intangible.

     RISK-BASED CAPITAL RATIOS: Equity measurements used by regulatory agencies to assess capital adequacy. These ratios are: Tier 1 Capital divided by risk-weighted assets; and Total Capital divided by risk-weighted assets.

     STATEMENT OF CASH FLOWS: A financial statement that reflects cash flows from operating, investing and financing activities, providing a comprehensive view of changes in our cash and cash equivalents for the period.

     STOCK OPTION: Form of employee incentive and compensation in which the employee of the Company is given the right to purchase our shares at a determinable price within a specified period of years.

     TIER 1 CAPITAL: Common stockholders' equity plus perpetual preferred stock and certain minority equity interests in subsidiaries, minus goodwill and certain qualifying intangible assets.

     TOTAL CAPITAL: Tier 1 Capital plus the allowance for credit losses (not to exceed 1.25% of risk-weighted assets) plus qualifying subordinated debt, trust preferred stock, convertible debt securities and certain hybrid investments.


70 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Required information relating to directors is included in "Election of Directors" "Executive Officers" and "Change-in-Control and Employment Arrangements" of the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Required information is included in "Executive Compensation" of the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Required information is included in "Security Ownership of Directors, Named Executive Officers and Others" of the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Required information is included in "Certain Transactions" of the Corporation's Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

     The following financial statements are included in Part II of the 10-K.

                                             PAGE NUMBER
                                             -----------
(a) 1. FINANCIAL STATEMENTS

Report of Independent Accountants                 40

BancWest Corporation and Subsidiaries:
 Consolidated Balance Sheets at
  December 31, 2000 and 1999                      41

 Consolidated Statements of Income
  for the years ended December
  31, 2000, 1999 and 1998                         42

 Consolidated Statements of Changes
  in Stockholders' Equity for the years
  ended December 31, 2000, 1999
  and 1998                                        43

 Consolidated Statements of Cash
  Flows for the years ended
  December 31, 2000, 1999 and 1998                44

BancWest Corporation (Parent Company):
 Balance Sheets at December 31,
  2000 and 1999                                   68

 Statements of Income for the years
  ended December 31, 2000, 1999
  and 1998                                        68

 Statements of Changes in Stockholders'
  Equity for the years ended December
  31, 2000, 1999 and 1998                         43

 Statements of Cash Flows for the
  years ended December 31, 2000,
  1999 and 1998                                   69

Notes to Consolidated Financial
 Statements                                    45-69

Summary of Quarterly Financial
 Data (Unaudited)                                 39

    2. Financial Statement Schedules

    Schedules to the consolidated
 financial statements required by this
 Item 14(a)2 are not required under the
 related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

                                        BancWest Corporation and Subsidiaries 71

--------------------------------------------------------------------------------

3.  EXHIBITS

3.1 Certificate of Incorporation of BancWest Corporation is incorporated by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K filed with the SEC on November 5, 1998.

3.2 Amended and Restated Bylaws of BancWest Corporation are incorporated by reference to Exhibit 3.2 of the Corporation's Current Report on Form 8-K filed with the SEC on November 5, 1998.

4.1 Instruments with respect to long-term debt not filed herewith will be furnished to the Commission upon its request.

4.2 Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4.3 Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation's Registration Statement on Form S-4 filed with the SEC on October 17, 1997.

4.4 Standstill and Governance Agreement between First Hawaiian, Inc. and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to Exhibit 4.1 to the Corporation's Current Report on Form 8-K filed with the SEC on November 5, 1998.

4.5 Registration Rights Agreements between First Hawaiian, Inc. and Banque Nationale de Paris, dated as of November 1, 1998, is incorporated by reference to the Corporation's Current Report on Form 8-K filed with the SEC on November 5, 1998.

10.1 Lease Agreement, dated as of December 1, 1993, between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.2 Ground Lease, dated as of December 1, 1993, among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.3 Stock Incentive Plan of First Hawaiian, Inc., dated as of November 22, 1991, and Amendments No. 1, 2 and 3, are incorporated by reference to
      Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998.*

10.4 Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to
      Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998.*

10.5 Amendment No. 3 to the BancWest Corporation Long-Term Incentive Plan, approved March 16, 2000, is incorporated by reference to Exhibit 10 to the Corporation's Report on Form 10-Q for the quarterly period ended March 31, 2000.*

10.6 First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to
      Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998.*

10.7 Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation's Form 10-K for the fiscal year ended December 31, 1998.*

10.8 First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, and Amendment No. 1, are incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998.*

10.9 First Hawaiian, Inc. Incentive Plan for Key Executives, and amendments effective January 1, 1998, are incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998.*

10.10 Amendment to First Hawaiian, Inc. Incentive Plan for Key Executives adopted October 15, 1998 is incorporated by reference to Exhibit 10.9 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.11 IPKE Award Policy for Certain Executives adopted February 28, 2000 is incorporated by reference to Exhibit 10.10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

72 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------

10.12 Directors' Retirement Plan, effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998.*

10.13 First Hawaiian, Inc. 1998 Stock Incentive Plan, effective as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarterly period ended June 30, 1998.*

10.14 Sierra Tahoe Bancorp amended 1988 Stock Option Plan is incorporated by reference to Exhibit A of SierraWest Bancorp Proxy Statement for its August 16, 1995 annual meeting of shareholders (File No. 001-11611).*

10.15 SierraWest Bancorp 1996 Stock Option Plan, as amended is incorporated by reference to Exhibit 99.1 of Registration Statement on Form S-8 (Registration No. 333-13031) filed by SierraWest Bancorp on September 30, 1996.*

10.16 Continental Pacific Bank 1990 Amended Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-8 (Registration No. 333-51733) filed by SierraWest Bancorp on May 4,
      1998.*

10.17 California Community Bancshares Corporation 1993 Amended and Restated Stock Option Plan is incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 (Registration No. 333-51733) filed by SierraWest Bancorp on May 4, 1998.*

10.18 Employment Agreement between Don J. McGrath and the Corporation, effective November 1, 1998, is incorporated by reference to Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.19 BancWest Corporation Umbrella Trust(TM) Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed November 23, 1999, is incorporated by reference to Exhibit 10.18 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.20 BancWest Corporation Split-Dollar Plan For Executives, effective January 1, 1999, is incorporated by reference to Exhibit 10.19 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.21 Sublease made as of November 1, 1993, between Bank of the West and Banque Nationale de Paris, is incorporated by reference to Exhibit 10.19 to the Corporation's Form 10-K for the fiscal year ended December 31, 1998.

12.   Statement re:  computation of ratios, filed herewith.

21.   Subsidiaries of the registrant, filed herewith.

23.   Consent of independent accountants, filed herewith.

------------------

 *   Management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K

     On December 6, 2000, the Corporation filed a Current Report on Form 8-K to report under Item 5 that it had entered into an Underwriting Agreement pertaining to the sale of $150 million in aggregate liquidation amount of 9.50% Quarterly Income Preferred Securities issued by BancWest Capital I and registered pursuant to a Registration Statement on Form S-3 (No. 333-48552).

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

                                        BANCWEST CORPORATION
                                            (Registrant)


                                        By    /s/ HOWARD H. KARR
                                           -------------------------------
                                                Howard H. Karr
                                            Executive Vice President
                                            and Chief Financial Officer
Date: February 15, 2001

                                      BancWest Corporation and Subsidiaries   73

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ WALTER A. DODS, JR.                      Chairman,                    February 15, 2001
  --------------------------------      Chief Executive Officer             -----------------
      Walter A. Dods, Jr.                       & Director                         Date

  /s/ JACQUES ARDANT                          Director                      February 15, 2001
  --------------------------------                                          -----------------
      Jacques Ardant                                                               Date

  /s/ JOHN W. A. BUYERS                       Director                      February 15, 2001
  --------------------------------                                          -----------------
      John W. A. Buyers                                                            Date

  /s/ JULIA ANN FROHLICH                      Director                      February 15, 2001
  --------------------------------                                          -----------------
      Julia Ann Frohlich                                                           Date

  /s/ ROBERT A. FUHRMAN                       Director                      February 15, 2001
  --------------------------------                                          -----------------
      Robert A. Fuhrman                                                            Date

  /s/ PAUL MULLIN GANLEY                      Director                      February 15, 2001
  --------------------------------                                          -----------------
      Paul Mullin Ganley                                                           Date

  /s/ DAVID M. HAIG                           Director                      February 15, 2001
  --------------------------------                                          -----------------
      David M. Haig                                                                Date

  /s/ JOHN A. HOAG                            Director                      February 15, 2001
  --------------------------------                                          -----------------
      John A. Hoag                                                                 Date

  /s/ BERT T. KOBAYASHI, JR.                  Director                      February 15, 2001
  --------------------------------                                          -----------------
      Bert T. Kobayashi, Jr.                                                       Date

  /s/ MICHEL LARROUILH                        Director                      February 15, 2001
  --------------------------------                                          -----------------
      Michel Larrouilh                                                             Date

  /s/ PIERRE MARIANI                          Director                      February 15, 2001
  --------------------------------                                          -----------------
      Pierre Mariani                                                               Date

  /s/ YVES MARTRENCHAR                        Director                      February 15, 2001
  --------------------------------                                          -----------------
      Yves Martrenchar                                                             Date

  /s/ FUJIO MATSUDA                           Director                      February 15, 2001
  --------------------------------                                          -----------------
      Fujio Matsuda                                                                Date

  /s/ DON J. McGRATH                          President,                    February 15, 2001
  --------------------------------     Chief Operating Officer              -----------------
      Don J. McGrath                         & Director                            Date



74 BancWest Corporation and Subsidiaries

--------------------------------------------------------------------------------


  /s/ RODNEY R. PECK                              Director                    February 15, 2001
  --------------------------------                                            -----------------
      Rodney R. Peck                                                                 Date

  /s/ JOEL SIBRAC                               Vice Chairman                 February 15, 2001
  --------------------------------               & Director                   -----------------
      Joel Sibrac                                                                    Date

  /s/ JOHN K. TSUI                             Vice Chairman,                 February 15, 2001
  --------------------------------          Chief Credit Officer              -----------------
      John K. Tsui                               & Director                          Date

  /s/ JACQUES HENRI WAHL                          Director                    February 15, 2001
  --------------------------------                                            -----------------
      Jacques Henri Wahl                                                             Date

  /s/ FRED C. WEYAND                              Director                    February 15, 2001
  --------------------------------                                            -----------------
      Fred C. Weyand                                                                 Date

  /s/ ROBERT C. WO                                Director                    February 15, 2001
  --------------------------------                                            -----------------
      Robert C. Wo                                                                   Date

  /s/ HOWARD H. KARR                      Executive Vice President            February 15, 2001
  --------------------------------        & Chief Financial Officer           -----------------
      Howard H. Karr                 (Principal financial and accounting             Date
                                                  officer)




                                        BancWest Corporation and Subsidiaries 75