Form 10-Q
period 2001-03-31
BANCWEST CORP/HI
filed 2001-05-14
CIK 36377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

                          Yes  [X]            No   [ ]


The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001 was:


                Class                                             Outstanding
    -----------------------------                              -----------------
    Common Stock, $1.00 Par Value                              68,635,656 Shares
Class A Common Stock, $1.00 Par Value                          56,074,874 Shares

================================================================================

PART I. FINANCIAL INFORMATION


                                                                                                        Page
                                                                                                        ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 2001, December 31, 2000 and
               March 31, 2000                                                                           2 - 3
         Consolidated Statements of Income for the three months ended
               March 31, 2001 and 2000                                                                    4
         Consolidated Statements of Changes in Stockholders' Equity for the three months
               ended March 31, 2001 and 2000                                                              5
         Consolidated Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000                                                                    6
         Notes to Consolidated Financial Statements                                                     7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                               10 - 26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       26

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 28

SIGNATURES                                                                                                29

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                             MARCH 31,         December 31,        March 31,
                                                               2001               2000               2000
                                                            -----------        -----------        -----------
                                                                              (in thousands)
ASSETS
Cash and due from banks                                     $   834,003        $   873,599        $   750,349
Interest-bearing deposits in other banks                        365,261              5,972            245,510
Federal funds sold and securities purchased
  under agreements to resell                                    373,000            307,100            217,359
Investment securities:
  Held-to-maturity                                               86,764             92,940            125,890
  Available-for-sale                                          2,103,515          1,960,780          2,086,309
Loans and leases:
  Loans and leases                                           14,202,523         13,971,831         12,856,475
  Less allowance for credit losses                              186,246            172,443            162,666
                                                            -----------        -----------        -----------
Net loans and leases                                         14,016,277         13,799,388         12,693,809
                                                            -----------        -----------        -----------
Premises and equipment, net                                     288,989            276,012            279,757
Customers' acceptance liability                                   2,369              1,080              1,133
Core deposit intangible, net                                     77,365             56,640             62,878
Goodwill, net                                                   679,107            599,139            619,281
Other real estate owned and repossessed
  personal property                                              20,549             27,479             26,505
Other assets                                                    572,253            456,937            419,507
                                                            -----------        -----------        -----------
TOTAL ASSETS                                                $19,419,452        $18,457,066        $17,528,287
                                                            ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Domestic:
    Interest-bearing                                        $11,280,102        $10,899,009        $10,318,285
    Noninterest-bearing                                       3,167,903          2,955,880          2,770,353
  Foreign                                                       262,168            273,250            237,780
                                                            -----------        -----------        -----------
Total deposits                                               14,710,173         14,128,139         13,326,418
                                                            -----------        -----------        -----------
Federal funds purchased and securities sold
  under agreements to repurchase                                648,008            577,620            603,965
Other short-term borrowings                                     114,526             91,448            363,817
Acceptances outstanding                                           2,369              1,080              1,133
Other liabilities                                               868,346            786,863            659,275
Long-term debt                                                  781,039            632,423            603,560
Guaranteed preferred beneficial interests
  in Company's junior subordinated debentures                   250,000            250,000            100,000
                                                            -----------        -----------        -----------
TOTAL LIABILITIES                                           $17,374,461        $16,467,573        $15,658,168
                                                            -----------        -----------        -----------

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, CONTINUED  (Unaudited)

                                                                              MARCH 31,           December 31,           March 31,
                                                                                2001                  2000                 2000
                                                                             ------------         ------------         ------------
                                                                                                 (in thousands)
Stockholders' equity:
  Preferred stock, par value $1 per share
      Authorized and unissued - 50,000,000 shares                            $         --         $         --         $         --
  Class A common stock, par value $1 per share
      Authorized - 75,000,000 shares
      Issued - 56,074,874 shares at March 31, 2001 and
         December 31, 2000 and 54,539,936 shares at
         March 31, 2000                                                            56,075               56,075               54,540
  Common stock, par value $1 per share
      Authorized - 200,000,000 shares
      Issued - 71,053,762, 71,041,450 and 72,530,010 shares at
         March 31, 2001, December 31, 2000 and
         March 31, 2000, respectively                                              71,054               71,041               72,530
  Surplus                                                                       1,126,103            1,125,652            1,124,682
  Retained earnings                                                               808,410              770,350              666,931
  Accumulated other comprehensive income, net                                      22,308                7,601              (10,977)
  Treasury stock, at cost - 2,423,466, 2,565,581 and 2,433,765 shares at March 31, 2001, December 31, 2000 and
      March 31, 2000, respectively                                                (38,959)             (41,226)             (37,587)
                                                                             ------------         ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                      2,044,991            1,989,493            1,870,119
                                                                             ------------         ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 19,419,452         $ 18,457,066         $ 17,528,287
                                                                             ============         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                    --------------------------------
                                                       2001                 2000
                                                    ------------        ------------
                                                    (in thousands, except number of
                                                       shares and per share data)
INTEREST INCOME
Interest and fees on loans                          $    262,442        $    234,145
Lease financing income                                    35,595              30,654
Interest on investment securities:
     Taxable interest income                              33,193              33,262
     Exempt from Federal income taxes                        118                 275
Other interest income                                      7,503               3,051
                                                    ------------        ------------
     Total interest income                               338,851             301,387
                                                    ------------        ------------
INTEREST EXPENSE
Deposits                                                 120,421              99,498
Short-term borrowings                                     10,218              11,353
Long-term debt                                            18,839              11,264
                                                    ------------        ------------
     Total interest expense                              149,478             122,115
                                                    ------------        ------------
     Net interest income                                 189,373             179,272
Provision for credit losses                               35,200              12,930
                                                    ------------        ------------
     Net interest income after provision for
       credit losses                                     154,173             166,342
                                                    ------------        ------------
NONINTEREST INCOME
Service charges on deposit accounts                       20,436              16,992
Trust and investment services income                       9,127               9,060
Other service charges and fees                            18,374              17,988
Securities gains, net                                     41,300                  --
Other                                                      9,262               5,997
                                                    ------------        ------------
     Total noninterest income                             98,499              50,037
                                                    ------------        ------------
NONINTEREST EXPENSE
Salaries and wages                                        49,377              45,338
Employee benefits                                         17,973              13,847
Occupancy expense                                         16,235              15,357
Outside services                                          11,503              12,039
Intangible amortization                                   10,284               9,140
Equipment expense                                          7,532               7,186
Restructuring, integration and other
     nonrecurring costs                                    3,935                  --
Other                                                     33,249              28,670
                                                    ------------        ------------
     Total noninterest expense                           150,088             131,577
                                                    ------------        ------------
Income before income taxes                               102,584              84,802
Provision for income taxes                                40,837              35,371
                                                    ------------        ------------
NET INCOME                                          $     61,747        $     49,431
                                                    ============        ============

PER SHARE DATA(1) :
     BASIC EARNINGS                                 $        .50        $        .40
                                                    ============        ============
     DILUTED EARNINGS                               $        .49        $        .40
                                                    ============        ============
     CASH DIVIDENDS                                 $        .19        $        .17
                                                    ============        ============

AVERAGE SHARES OUTSTANDING(1)                        124,657,896         124,629,350
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

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                           Accumulated
                                       Class A                                                Other
                                        Common      Common                      Retained   Comprehensive  Treasury
                                        Stock       Stock         Surplus       Earnings    Income, net     Stock          Total
                                       --------    --------     -----------     ---------  -------------  ---------     -----------
                                                                   (in thousands, except per share data)
Balance, December 31, 2000              $56,075    $ 71,041     $ 1,125,652     $ 770,350     $  7,601     $(41,226)    $ 1,989,493
Comprehensive income:
   Net income                                --          --              --        61,747           --           --          61,747
   Unrealized valuation adjustment,
     net of tax and reclassification
     adjustment                              --          --              --            --       14,707           --          14,707
                                        -------    --------     -----------     ---------     --------     --------     -----------
   Comprehensive income                      --          --              --        61,747       14,707           --          76,454
                                        -------    --------     -----------     ---------     --------     --------     -----------
Issuance of common stock                     --          13               5            --           --           --              18
Incentive Plan for Key Executives            --          --              30            --           --           --              30
Issuance of treasury stock under
   Stock Incentive Plan                      --          --             416            --           --        2,267           2,683
Cash dividends ($.19 per share)              --          --              --       (23,687)          --           --         (23,687)
                                        -------    --------     -----------     ---------     --------     --------     -----------
Balance, March 31, 2001                 $56,075    $ 71,054     $ 1,126,103     $ 808,410     $ 22,308     $(38,959)    $ 2,044,991
                                        =======    ========     ===========     =========     ========     ========     ===========

Balance, December 31, 1999              $51,630    $ 75,419     $ 1,124,512     $ 638,687     $ (9,873)    $(37,645)    $ 1,842,730
Comprehensive income:
   Net income                                --          --              --        49,431           --           --          49,431
   Unrealized valuation adjustment,
     net of tax and reclassification
     adjustment                              --          --              --            --       (1,104)          --          (1,104)
                                        -------    --------     -----------     ---------     --------     --------     -----------
   Comprehensive income                      --          --              --        49,431       (1,104)          --          48,327
                                        -------    --------     -----------     ---------     --------     --------     -----------
Conversion of common stock to
   Class A common stock                   2,910      (2,910)             --            --           --           --              --
Issuance of common stock                     --          21             172            --           --           --             193
Incentive Plan for Key Executives            --          --              (2)           --           --           58              56
Cash dividends ($.17 per share)              --          --              --       (21,187)          --           --         (21,187)
                                        -------    --------     -----------     ---------     --------     --------     -----------
Balance, March 31, 2000                 $54,540    $ 72,530     $ 1,124,682     $ 666,931     $(10,977)    $(37,587)    $ 1,870,119
                                        =======    ========     ===========     =========     ========     ========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ---------------------------
                                                                          2001              2000
                                                                        ---------         ---------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  61,747         $  49,431
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for credit losses                                         35,200            12,930
       Depreciation and amortization                                       18,621            17,767
       Income Taxes                                                        61,624            35,122
       Decrease (increase) in interest receivable                           6,851            (7,653)
       Decrease in interest payable                                       (21,399)          (12,630)
       Increase in prepaid expenses                                        (2,035)           (4,384)
       Securities gain, net                                               (41,300)               --
       Accrued donation                                                     5,000                --
       Restructuring, integration and other nonrecurring costs              3,935                --
       Other                                                               23,442            (5,476)
                                                                        ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 151,686            85,107
                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
     in other banks                                                      (359,289)         (236,375)
   Net decrease (increase) in Federal funds sold and
     securities purchased under agreements to resell                      159,100          (146,259)
   Proceeds from maturity of held-to-maturity
     investment securities                                                  6,176            16,978
   Proceeds from maturity of available-for-sale
     investment securities                                                577,267           226,515
   Purchase of available-for-sale investment securities                  (654,284)         (446,654)
   Purchase of bank owned life insurance                                 (101,082)               --
   Net increase in loans and leases to customers                          (22,686)         (347,553)
   Net cash provided by acquisitions                                      632,965                --
   Purchase of premises and equipment                                      (5,121)           (4,305)
   Other                                                                     (949)             (167)
                                                                        ---------         ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       232,097          (937,820)
                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease)  in deposits                                  (644,505)          448,466
   Net increase in Federal funds purchased and securities
     sold under agreements to repurchase                                   69,723           118,877
   Net increase in other short-term borrowings                             23,743           249,928
   Proceeds from (payments on) long-term debt, net                        148,616            (3,232)
   Cash dividends paid                                                    (23,687)          (21,187)
   Proceeds from issuance of common stock                                      18               193
   Proceeds from issuance of treasury stock                                 2,713                56
                                                                        ---------         ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (423,379)          793,101
                                                                        ---------         ---------
NET DECREASE IN CASH AND DUE FROM BANKS                                   (39,596)          (59,612)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                            873,599           809,961
                                                                        ---------         ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                $ 834,003         $ 750,349
                                                                        =========         =========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                        $ 164,341         $ 134,745
                                                                        =========         =========
   Income taxes paid (refund received)                                  $ (20,788)        $     249
                                                                        =========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Fair value of Concord securities received                            $  41,300         $      --
                                                                        =========         =========
   Loans converted into other real estate owned and
     repossessed personal property                                      $   2,098         $   5,383
                                                                        =========         =========
   Loans made to facilitate the sale of other real estate owned         $   3,563         $   1,948
                                                                        =========         =========

IN CONNECTION WITH BRANCH ACQUISITIONS, THE FOLLOWING
 LIABILITIES WERE ASSUMED:
   Fair value of assets acquired                                        $  14,682         $      --
   Cash received                                                          632,965                --
                                                                        ---------         ---------
LIABILITIES ASSUMED                                                     $ 647,647         $      --
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

        CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of BancWest Corporation ("BWE") and its wholly-owned subsidiaries:
First Hawaiian Bank and its wholly-owned subsidiaries ("First Hawaiian"); Bank of the West and its wholly-owned subsidiaries ("Bank of the West"); FHL Lease Holding Company, Inc. and its wholly-owned subsidiary; First Hawaiian Capital I; BancWest Capital I; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

        RECLASSIFICATIONS

        The 2000 Consolidated Financial Statements were reclassified in certain respects to conform to the 2001 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2.      NEW PRONOUNCEMENTS

        In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of SFAS No. 125). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for the recognition and reclassification of collateral and for disclosure relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the recognition, reclassification and disclosure provisions of SFAS No. 140 did not have a material effect on the Company's Consolidated Financial Statements. The adoption of the transfers and servicing of financial assets and extinguishments of liabilities provisions of SFAS No. 140 is not expected to have a material effect on the Company's Consolidated Financial Statements.

        In January 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. The accounting for gains or losses resulting from changes in the value of those derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustment resulting from the adoption and implementation of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material effect on the Company's Consolidated Financial Statements. The adoption of these new standards were not material because the Company does not engage in significant transactions that are covered within the scope of SFAS No. 133, as amended by SFAS Nos. 137 and 138, specifically as it relates to the use of derivative financial instruments.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.      COMMON STOCK INFORMATION

        The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share for the periods indicated:

                                                                    THREE MONTHS ENDED MARCH 31,
                                     ----------------------------------------------------------------------------------------
                                                          2001                                         2000
                                     ------------------------------------------    ------------------------------------------
                                       INCOME       AVERAGE SHARES    PER SHARE      INCOME       AVERAGE SHARES    PER SHARE
                                     (NUMERATOR)     (DENOMINATOR)      AMOUNT     (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                     -----------    --------------    ---------    -----------    --------------    ---------
                                                     (in thousands, except number of shares and per share data)
Basic:
   Net income                          $61,747        124,657,896        $.50        $49,431        124,629,350        $.40
Effect of dilutive securities -
   Stock Incentive
    Plan options                            --          1,473,325          --             --             48,144          --
                                       -------        -----------        ----        -------        -----------        ----
Diluted:
   Net income and
    assumed conversions                $61,747        126,131,221        $.49        $49,431        124,677,494        $.40
                                       =======        ===========        ====        =======        ===========        ====


4.      IMPAIRED LOANS

        The following table summarizes impaired loan information as of and for the three months ended March 31, 2001 and 2000 and as of and for the year ended December 31, 2000:


                                                         MARCH 31, 2001    DECEMBER 31, 2000     MARCH 31, 2000
                                                         --------------    -----------------     --------------
                                                                             (in thousands)
Impaired loans with related allowance for credit
  losses calculated under SFAS No. 114                   $      110,933      $       77,518      $       76,150
Impaired loans with no related allowance for credit
  losses calculated under SFAS No. 114                           35,601              35,358              14,440
                                                         --------------      --------------      --------------
Impaired loans                                           $      146,534      $      112,876      $       90,590
                                                         ==============      ==============      ==============
Total allowance for credit losses on impaired loans      $       17,881      $       14,702      $       15,319
Average impaired loans                                          129,706              93,572              93,005
Interest income recognized on impaired loans                        634               5,099                 562



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

5.      MERGER WITH BANCWEST CORPORATION AND RELATED MATTERS

        On November 1, 1998, we consummated the merger (the "BancWest Merger") of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. ("FHI"). FHI, the surviving corporation of the BancWest Merger, changed its name to BancWest Corporation on November 1, 1998. We recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.5 million in 1998. In connection with recording these costs, a liability of $11.3 million was recorded in 1998, of which $2.5 million remained accrued as of December 31, 2000. During the first three months of 2001, this liability was reduced by $484,000 related to excess leased commercial properties. As of March 31, 2001, $2 million related to excess leased commercial properties remained accrued. The majority of the amount related to excess leased commercial property will be fully amortized by December 2002.

6.      NEVADA AND NEW MEXICO BRANCH ACQUISITIONS

        In the first quarter of 2001, we consummated the acquisitions of 30 branches in Nevada and New Mexico. These branches were divested by First Security Corporation in connection with its merger with Wells Fargo & Company. The acquisitions added $199.5 million in loans and $1.074 billion in deposits at March 31, 2001. We incurred a total $5.2 million in integration costs related to these branch acquisitions since the fourth quarter of 2000, with $3.9 million being recorded in the first quarter of 2001.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.      OPERATING SEGMENTS

        As of March 31, 2001, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily on the mainland United States. The First Hawaiian segment operates primarily in the State of Hawaii.

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

        The tables below present information about the Company's operating segments as of or for the three months ended March 31, 2001 and 2000, respectively.


                                                     THREE MONTHS ENDED MARCH 31,
                         --------------------------------------------------------------------------------------
                             BANK
                            OF THE            FIRST                             RECONCILING        CONSOLIDATED
                             WEST            HAWAIIAN           OTHER              ITEMS              TOTALS
                         ------------      ------------      ------------       ------------       ------------
                                                             (in millions)
2001
NET INTEREST INCOME      $        112      $         81      $         (4)      $         --       $        189
Net income                         34                31                (3)                --                 62
Segment assets                 11,982             7,517             3,339             (3,419)            19,419

2000
Net interest income      $        102      $         79      $         (2)      $         --       $        179
Net income                         25                26                (2)                --                 49
Segment assets                 10,171             7,334             2,806             (2,783)            17,528


The reconciling items in the tables above are primarily intercompany eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. BancWest's forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) whether Bank of the West is successful in retaining and further developing loan, deposit, customer and employee relationships relating to its recently acquired Nevada and New Mexico branches; (10) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (11) our reliance on third parties to provide certain critical services, including data processing; (12) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies; (13) technological changes; (14) other risks and uncertainties discussed in this document or detailed from time to time in other Securities and Exchange Commission filings that we make, including our 2000 Annual Report on Form 10-K; and (15) management's ability to manage risks that result from these and other factors.

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

We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles, as well as on an operating basis before merger-related, integration and other nonrecurring costs and/or the effects of the amortization of intangible assets referred to in this analysis as "operating" and "cash" earnings, respectively. Operating earnings, cash earnings and operating cash earnings (the combination of the effect of adjustments for both cash and operating results), as well as information calculated from them, and related discussions are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, our core financial results excluding the effects of discreet business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the company as management views it. Operating earnings and cash earnings should not be viewed as a substitute for net income and earnings per share, among other gauges of performance, as determined in accordance with generally accepted accounting principles. Merger-related, integration and other nonrecurring costs, the amortization of intangible assets and other items excluded from net income to derive operating and cash earnings may be significant and may not be comparable to those of other companies.

BNP PARIBAS ACQUISITION AGREEMENT

BancWest Corporation, BNP Paribas ("BNP Paribas"), and Chauchat L.L.C., a Delaware limited liability company and wholly-owned subsidiary of BNP Paribas ("Chauchat L.L.C."), entered into a definitive Agreement and Plan of Merger, dated as of May 8, 2001 (the "Merger Agreement"). Pursuant to the Merger Agreement, Chauchat L.L.C. will merge with and into BancWest, with BancWest as the surviving corporation (the "Merger"), and BancWest will become a wholly-owned subsidiary of BNP Paribas. As a result of the Merger, (i) each issued and outstanding share of BancWest common stock (other than shares owned by BancWest or any wholly-owned subsidiary of BancWest and shares held by a holder who properly demands appraisal rights under Delaware law) will be converted into the right to receive $35.00 in cash and (ii) each issued and outstanding share of BancWest Class A common stock will be converted into a share of common stock of the surviving corporation. Consummation of the Merger is subject to various conditions, including receipt of the approval of the Merger Agreement by BancWest's stockholders and receipt of requisite regulatory approvals. The Merger Agreement and a press release related to the execution of the Merger Agreement were filed with a Report on a Form 8-K on May 11, 2001.

BANCWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)



------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------
(dollars in thousands, except per share data)                                       2001             2000
------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS:
Net income                                                                       $   61,747       $   49,431
Operating earnings (1)                                                               64,089           49,431
Cash earnings (2)                                                                    70,303           57,612
Operating cash earnings (1),(2)                                                      72,645           57,612
Cash dividends                                                                       23,687           21,187
PER SHARE DATA:
Diluted:
     Earnings                                                                    $      .49       $      .40
     Operating earnings (1)                                                             .51              .40
     Cash earnings (2)                                                                  .56              .46
     Operating cash earnings (1),(2)                                                    .58              .46
Cash dividends                                                                          .19              .17
Book value (at March 31)                                                              16.40            15.00
Market price (NYSE close at March 31)                                                 24.00            19.75
SELECTED FINANCIAL RATIOS:
Return on average total assets (ROA)                                                   1.33%            1.18%
Operating return on average total assets (ROA)(1)                                      1.38             1.18
Return on average tangible assets(3)                                                   1.62             1.44
Return on average stockholders' equity (ROE)                                          12.26            10.74
Operating return on average stockholders' equity (ROE)(1)                             12.73            10.74
Return on average tangible stockholders' equity (3)                                   22.26            19.92
Net interest margin (taxable-equivalent basis)                                         4.58             4.82
Allowance for credit losses to total loans and leases (at March 31)                    1.31             1.27
Nonperforming assets to total assets (at March 31)                                      .66              .70
Allowance for credit losses to nonperforming loans and leases (at March 31)           1.72X            1.68x

(1) Excluding after-tax restructuring, integration and other nonrecurring costs of $2,342,000 in the first quarter of 2001.

(2) Excluding amortization of goodwill and core deposit intangible.

(3) Defined as operating cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and core deposit intangible.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the three months ended March 31, 2001 to the same period in 2000:

THREE MONTHS ENDED MARCH 31,                   2001(1)               2000            % Change
                                            ------------         ------------      ------------
                                                     (in thousands)
       Net income                           $     61,747         $     49,431              24.9%
       Operating earnings (2)                     64,089               49,431              29.7
       Cash earnings(3)                           70,303               57,612              22.0
       Operating cash earnings (2),(3)            72,645               57,612              26.1

        (1) Includes $7.6 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, first quarter 2001 earnings and cash earnings were $54.2 million and $62.7 million, respectively. Operating earnings and operating cash earnings, excluding the net after-tax effect of the aforementioned items, were $56.5 million and $65.1 million, respectively.
        (2) Excluding after-tax integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.
        (3) Excluding after-tax amortization of goodwill and core deposit intangibles.

The increases in net income, operating earnings, cash earnings and operating cash earnings for the first three months of 2001 compared to the same period in 2000 were primarily due to a $24.6 million after-tax gain stemming from the sale of the Company's approximate 5% interest in Star Systems, Inc. ("Concord security gain"), which was acquired by Concord EFS, Inc. In addition, revenues increased because of the growth in loan volumes in the mainland United States, contribution from 30 newly acquired branches in Nevada and New Mexico in 2001 and increased noninterest income. These increases were partially offset by a $23 million (pre-tax) additional provision for credit losses, a committed donation to a private charitable foundation of $5 million (pre-tax) and other nonrecurring items totaling $398,000 (pre-tax). Considered together, the after-tax net effect of the Concord security gain, the additional provision for credit losses, the charitable contribution and the other nonrecurring items added $7.6 million to our net income.

The following table shows diluted earnings, operating earnings, cash earnings and operating cash earnings per share for the three months ended March 31, 2001 compared to the same period in 2000. All per-share data have been calculated to include both common and Class A common shares.


                                                      2001(1)            2000            % Change
                                                   ------------      ------------      ------------
THREE MONTHS ENDED MARCH 31,
       Diluted earnings                            $        .49      $        .40              22.5%
       Diluted operating earnings(2)                        .51               .40              27.5
       Diluted cash earnings (3)                            .56               .46              21.7
       Diluted operating cash earnings(2),(3)               .58               .46              26.1


        (1) Includes $7.6 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, first quarter 2001 earnings and cash earnings per share were $.43 and $.50, respectively. Operating earnings and operating cash earnings per share, excluding the net after-tax effect of the aforementioned items, were $.45 and $.52, respectively.
        (2) Excluding after-tax integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.
        (3) Excluding after-tax amortization of goodwill and core deposit intangibles.

The table below shows the return on average total assets, the return on average tangible assets, the return on average stockholders' equity and the return on average tangible stockholders' equity for the first three months of 2001 compared to the same period in 2000. The return on average tangible assets is defined as operating cash earnings as a percentage of average total tangible assets. The return on average tangible stockholders' equity is defined as operating cash earnings as a percentage of average stockholders' equity minus average goodwill and core deposit tangibles.


                                                            2001             2000           % Change
                                                         ----------       ----------       ----------
Return on average total assets                                 1.33%            1.18%            12.7%
Operating return on average total assets(1)                    1.38             1.18             16.9
Return on average tangible assets(1)                           1.62             1.44             12.5
Return on average stockholders' equity                        12.26            10.74             14.2
Operating return on average stockholders' equity(1)           12.73            10.74             18.5
Return on average tangible stockholders' equity(1)            22.26            19.92             11.7



(1) Ratios are computed excluding after-tax integration costs related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

The increases in the above returns were a result of the higher profitability of our assets and stockholders' equity, with revenues increasing at a faster pace than expenses for the first three months of 2001 compared to the same period in 2000.

NET INTEREST INCOME

The following table compares net interest income on a taxable-equivalent basis for the three months ended March 31, 2001 to the same period in 2000:


THREE MONTHS ENDED MARCH 31,          2001              2000            % Change
                                  ------------      ------------      ------------
                                          (in thousands)
        Net interest income       $    189,448      $    179,437               5.6%

The increase in net interest income for the three months ended March 31, 2001 over the same period in 2000 was primarily due to a 10-basis-point rise (1% equals 100 basis points) in the yield on average earning assets and an increase in average earning assets of 11.9%, or $1.8 billion, for the three months ended March 31, 2001, partially offset by a 34-basis-point increase in the rate paid on funding sources. In addition, the higher net interest income is also a result of higher average noninterest-bearing deposits, which increased by $392.2 million, or 15.2%, in the first quarter of 2001 over the same period in 2000.

The following table compares net interest margin for the three months ended March 31, 2001 to the same period in 2000:



    THREE MONTHS ENDED MARCH 31,                                                   Change
                                               2001                 2000       (basis points)
                                     --------------       --------------       --------------
Yield on average earning assets                8.19%                8.09%                  10
Rate paid on funding sources                   3.61                 3.27                   34
Net interest margin                            4.58                 4.82                  (24)


The decrease in the net interest margin in the first three months of 2001 as compared to the same period in 2000 is primarily due to the 34-basis-point increase in the rate paid on funding sources, reflecting a rapidly changing interest rate environment over the last 12 months. The Federal Reserve's benchmark Federal Funds rate has changed six times in the period between January 2000 and March 2001. Although there have been three 50-basis-point decreases in the first quarter of 2001, the effects of these decreases will take some time to be fully reflected in the repricing of our assets and liabilities. For further discussions on the impact that the changing interest environment has had on the rate paid on deposits see page 18.

This increase in the rate paid on funding sources was partially offset by the 10-basis-point increase on the yield on average earning assets. The interest rate spread, the difference between the yield on average earning assets and the rate paid on interest-bearing deposits and liabilities, has decreased by 37 basis points to 3.54% in the first three months of 2001, as compared to the same period in 2000.


THREE MONTHS ENDED MARCH 31,                     2001             2000           % Change
                                             -----------      -----------      -----------
                                                    (in thousands)
           Average earning assets            $16,774,604      $14,988,195             11.9%
           Average loans and leases           14,145,518       12,655,332             11.8
           Average interest-bearing
               deposits and liabilities       13,031,723       11,747,561             10.9


The increase in average earning assets was primarily due to increases in average loans and leases. The increase in average loans and leases was primarily due to the growth of our Bank of the West operating segment's loan and lease portfolio, with significant increases in consumer loan and lease financing volumes. Also contributing to the increase in average loans and leases was the addition of the 30 branches in Nevada and New Mexico in the first quarter of 2001. The acquired branches added $134 million in average loans and leases.

The increase in average interest-bearing deposits and liabilities was primarily due to an increase in interest-bearing deposits and long-term debt and capital securities. Expansion of our customer deposit base, primarily from our Bank of the West operating segment, contributed to the increase. The branches acquired in Nevada and New Mexico added $671 million in average deposits in the first quarter of 2001.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable-equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2001 and 2000) to make them comparable with taxable items before any income taxes are applied.


                                                                  THREE MONTHS ENDED MARCH 31,
                                   --------------------------------------------------------------------------------------------
                                                    2001                                              2000
                                   -------------------------------------------      -------------------------------------------
                                                    INTEREST                                         Interest
                                     AVERAGE         INCOME/         YIELD/           Average         Income/         Yield/
    ASSETS                           BALANCE         EXPENSE        RATE (1)          Balance         Expense        Rate (1)
                                   -----------     -----------     -----------      -----------     -----------     -----------
                                                                      (dollars in thousands)
Earning assets:
 Interest-bearing deposits
  in other banks                   $   250,727     $     3,610            5.84%     $   121,108     $     1,634            5.43%
 Federal funds sold and
  securities purchased
  under agreements to
  resell                               278,488           3,893            5.67           97,694           1,417            5.83
 Investment securities(2)            2,099,871          33,385            6.45        2,114,061          33,701            6.41
 Loans and leases (3),(4)           14,145,518         298,038            8.54       12,655,332         264,800            8.42
                                   -----------     -----------                      -----------     -----------

   Total average earning assets     16,774,604         338,926            8.19       14,988,195         301,552            8.09
                                                   -----------                                      -----------
Nonearning assets                    2,098,985                                        1,832,245
                                   -----------                                      -----------

   Total assets                    $18,873,589                                      $16,820,440
                                   ===========                                      ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits
 and liabilities:
 Deposits:
   Domestic:
     Interest-bearing demand       $   313,906     $       644            0.83%     $   291,174     $     1,067            1.47%
     Savings                         4,328,651          25,230            2.36        4,010,723          22,769            2.28
     Time                            6,428,909          92,469            5.83        5,734,517          73,806            5.18
   Foreign                             203,398           2,078            4.14          191,834           1,856            3.89
                                   -----------     -----------                      -----------     -----------
     Total interest-bearing
       deposits                     11,274,864         120,421            4.33       10,228,248          99,498            3.91
 Short-term borrowings                 743,738          10,218            5.57          814,791          11,353            5.60
 Long-term debt and
   capital securities                1,013,121          18,839            7.54          704,522          11,264            6.43
                                   -----------     -----------                      -----------     -----------
   Total interest-bearing
     deposits and
     liabilities                    13,031,723         149,478            4.65       11,747,561         122,115            4.18
                                   -----------     -----------     -----------      -----------     -----------     -----------
   Interest rate spread                                                   3.54%                                            3.91%
                                                                   ===========                                      ===========
Noninterest-bearing demand
 deposits                            2,978,114                                        2,585,877
Other liabilities                      821,333                                          636,630
                                   -----------                                      -----------

   Total liabilities                16,831,170                                       14,970,068
Stockholders' equity                 2,042,419                                        1,850,372
                                   -----------                                      -----------

   Total liabilities and
     stockholders' equity          $18,873,589                                      $16,820,440
                                   ===========                                      ===========

   Net interest income
     and margin on average
     earning assets                                    189,448            4.58%                         179,437            4.82%
                                                                   ===========                                      ===========
Tax equivalent adjustment                                   75                                              165
                                                   -----------                                      -----------
   Net interest income                             $   189,373                                      $   179,272
                                                   ===========                                      ===========


(1) Annualized.
(2) Average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.
(3) Nonaccruing loans and leases have been included in computations of average loan balances.
(4) Interest income for loans included loan fees of $8,729 and $7,357 for 2001 and 2000, respectively.

INVESTMENT SECURITIES

HELD-TO-MATURITY

The following table presents the amortized cost, unrealized gains and losses, and fair values of held-to-maturity investment securities as of the dates indicated:


                                      MARCH 31,       December 31,        March 31,
                                        2001              2000              2000
                                    ------------      ------------      ------------
                                                     (in thousands)
Amortized cost                      $     86,764      $     92,940      $    125,890

Unrealized gains                              76                15                --

Unrealized losses                           (430)           (1,330)           (4,357)
                                    ------------      ------------      ------------

Fair value                          $     86,410      $     91,625      $    121,533
                                    ============      ============      ============

Held-to-maturity investment securities decreased by $6.2 million, or 6.6%, compared to December 31, 2000 and by $39.1 million, or 31.1%, compared to March 31, 2000, principally due to maturities of the investment securities.

AVAILABLE-FOR-SALE

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:


                                      MARCH 31,        December 31,         March 31,
                                        2001               2000               2000
                                    -------------      -------------      -------------
                                                      (in thousands)
Amortized cost                      $   2,066,255      $   1,948,029      $   2,102,916

Unrealized gains                           38,310             15,934              8,968

Unrealized losses                          (1,050)            (3,183)           (25,575)
                                    -------------      -------------      -------------

Fair value                          $   2,103,515      $   1,960,780      $   2,086,309
                                    =============      =============      =============


There were no gross realized gains and losses on available-for-sale investment securities for the three months ended March 31, 2001 and 2000, respectively.


CONCORD SECURITY GAIN

The $41.3 million pre-tax securities gain that was realized in the first quarter of 2001 relates to the merger between Star System, Inc. ("Star") and Concord EFS, Inc. ("Concord") on February 1, 2001. All of the outstanding shares of Star were exchanged for Concord shares in the merger. BancWest owned approximately 5% of the shares of Star Systems, Inc., which were reported on our Consolidated Balance Sheet in other assets due to certain provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Concord shares that we received in the merger are reported as available-for-sale securities as of February 1, 2001. The gain reflects the value of the Concord shares as of February 1, 2001, adjusted for a 25% marketability discount because these shares remain restricted and unregistered. Once these shares become unrestricted and registered, BancWest may record an additional gain based on their value at disposition.

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at March 31, 2001, December 31, 2000 and March 31, 2000:


                                                MARCH 31, 2001               December 31, 2000             March 31, 2000
                                          --------------------------     --------------------------     --------------------------
                                            AMOUNT            %            Amount            %            Amount            %
                                          -----------    -----------     -----------    -----------     -----------    -----------
                                                                           (dollars in thousands)
Commercial, financial and agricultural    $ 2,562,244           18.0%    $ 2,604,590           18.6%    $ 2,386,466           18.6%

Real estate:
  Commercial                                2,758,034           19.4       2,618,312           18.7       2,459,271           19.1
  Construction                                406,059            2.9         405,542            2.9         402,837            3.1
  Residential:
      Insured, guaranteed or
       conventional                         1,802,486           12.7       1,919,017           13.7       1,900,634           14.8
      Home equity credit lines                453,886            3.2         441,150            3.2         442,883            3.4
                                          -----------    -----------     -----------    -----------     -----------    -----------

      Total real estate loans               5,420,465           38.2       5,384,021           38.5       5,205,625           40.4
                                          -----------    -----------     -----------    -----------     -----------    -----------

Consumer                                    3,775,198           26.6       3,599,954           25.8       3,093,137           24.1
Lease financing                             2,106,486           14.8       2,038,516           14.6       1,825,224           14.2
Foreign                                       338,130            2.4         344,750            2.5         346,023            2.7
                                          -----------    -----------     -----------    -----------     -----------    -----------

      Total loans and leases               14,202,523          100.0%     13,971,831          100.0%     12,856,475          100.0%
                                                         ===========                    ===========                    ===========


Less allowance for credit losses              186,246                        172,443                        162,666
                                          -----------                    -----------                    -----------

      Total net loans and leases          $14,016,277                    $13,799,388                    $12,693,809
                                          ===========                    ===========                    ===========

Total loans and leases to:

      Total assets                                              73.1%                          75.7%                          73.3%
      Total earning assets                                      83.8%                          86.4%                          83.7%
      Total deposits                                            96.5%                          98.9%                          96.5%



The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At March 31, 2001, total net loans and leases were $14.0 billion, representing increases of 1.6% and 10.4% over December 31, 2000 and March 31, 2000, respectively. The increase in loans as of March 31, 2001, as compared to March 31, 2000, was primarily due to increases in consumer loans and lease financing, primarily in our Bank of the West operating segment. Also contributing to the increase in the loans in the Bank of the West operating segment was the $199.5 million in loans acquired with the branches in Nevada and New Mexico. The increase was partially offset by decreases in commercial and real estate loan categories and certain consumer loans in our First Hawaiian operating segment.

Commercial, financial and agricultural loans as of March 31, 2001 decreased $42.3 million, or 1.6%, over December 31, 2000, and increased $175.8 million, or 7.4%, over March 31, 2000. The Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, with credit extensions on the mainland United States accounting for the majority of the increase in loan and lease balances and the geographic and industry diversification during the three months ended March 31, 2001.

Commercial real estate loans increased $139.7 million, or 5.3%, from December 31, 2000, and increased $298.8 million, or 12.1%, from March 31, 2000. The increase over the past twelve months was primarily due to the growth in our Bank of the West operating segment.

Consumer loans as of March 31, 2001 increased $175.2 million, or 4.9%, over December 31, 2000, and $682.1 million, or 22.1%, over March 31, 2000. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. The increase in consumer loans at March 31, 2001 as compared to December 31, 2000 and March 31, 2000 was primarily a result of growth in our Bank of the West operating segment on the mainland United States.

Lease financing as of March 31, 2001 increased $68.0 million, or 3.3%, over December 31, 2000, and $281.3 million, or 15.4%, over March 31, 2000. The increase in lease financing from March 31, 2000 was primarily due to an increase in the automobile lease portfolio in our Bank of the West operating segment. The increase in lease financing at March 31, 2001, as compared to December 31, 2000, was primarily due to increases on the mainland United States.

The Company's foreign loans are principally in Guam and Saipan. Foreign loans as of March 31, 2001 decreased $6.6 million, or 1.9%, compared to December 31, 2000, with approximately 93% domiciled in Guam and Saipan.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At March 31, 2001, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.


DEPOSITS

Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At March 31, 2001, total deposits were $14.7 billion, an increase of 10.4% over March 31, 2000. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, including the newly acquired branches in Nevada and New Mexico, and various deposit product programs that we initiated.

The increase in nearly all of the rates paid on deposits reflects the rising interest rate environment for most of 2000, caused primarily by rate increases by the Federal Reserve's Open Market Committee. The 75-basis-point total increase in the benchmark Federal Funds rate in 2000 was followed by three sharp and rapid 50-basis-point decreases in the first quarter of 2001. The rates paid on deposits reflect this rapidly changing interest rate environment at different speeds, due to the repricing characteristics of each type of deposit. Time deposits, which generally reprice more slowly than other deposits, do not yet fully reflect the sharp decreases in interest rates implemented in 2001, while interest-bearing and savings deposits, which can be repriced more rapidly, are more reflective of the current decrease in the interest rate environment. The deposits in the foreign category are a mixture of time, savings and other interest-bearing deposits; therefore, its rate reflects both types of repricing characteristics. Additional information on our average deposit balances and rates paid is provided in the table on page 15.

NONPERFORMING ASSETS

Nonperforming assets at March 31, 2001, December 31, 2000 and March 31, 2000 are as follows:


                                                                      MARCH 31,         December 31,          March 31,
                                                                         2001                2000                2000
                                                                    -------------       -------------       -------------
                                                                                   (dollars in thousands)
Nonperforming Assets:
     Nonaccrual:
       Commercial, financial and agricultural                       $      56,165       $      42,089       $      15,852
       Real estate:
          Commercial                                                       15,086              15,331              29,217
          Construction                                                        119                 403               2,151
          Residential:
            Insured, guaranteed, or conventional                           10,642              11,521              17,789
            Home equity credit lines                                           --                  --                 728
                                                                    -------------       -------------       -------------

             Total real estate loans                                       25,847              27,255              49,885
                                                                    -------------       -------------       -------------

       Consumer                                                             4,671               3,257               1,634
       Lease financing                                                      8,769               6,532               5,210
       Foreign                                                              5,474               5,496               4,879
                                                                    -------------       -------------       -------------

             Total nonaccrual loans and leases                            100,926              84,629              77,460
                                                                    -------------       -------------       -------------

     Restructured:
       Commercial, financial and agricultural                                 957                 927                 950
       Real estate:
          Commercial                                                        5,312               7,055               7,170
          Construction                                                         --                  --               9,899
          Residential:
            Insured, guaranteed, or conventional                              938                 937               1,114
            Home equity credit lines                                           --                  --                  --
                                                                    -------------       -------------       -------------
             Total real estate loans                                        6,250               7,992              18,183
                                                                    -------------       -------------       -------------
             Total restructured loans and leases                            7,207               8,919              19,133
                                                                    -------------       -------------       -------------
             Total nonperforming loans and leases                         108,133              93,548              96,593

     Other real estate owned and repossessed personal property             20,549              27,479              26,505
                                                                    -------------       -------------       -------------
            Total nonperforming assets                              $     128,682       $     121,027       $     123,098
                                                                    =============       =============       =============

Past due loans and leases(1):
     Commercial, financial and agricultural                         $      10,803       $       6,183       $       2,906
     Real estate:
       Commercial                                                             411               1,987               4,181
       Construction                                                            --                  --                  --
       Residential:
          Insured, guaranteed, or conventional                              3,274               3,387               6,576
          Home equity credit lines                                            332                 499                 606
                                                                    -------------       -------------       -------------
            Total real estate loans                                         4,017               5,873              11,363
                                                                    -------------       -------------       -------------

     Consumer                                                               2,376               3,719               2,433
     Lease financing                                                          177                 113                 116
     Foreign                                                                1,237               1,321               1,392
                                                                    -------------       -------------       -------------
            Total past due loans and leases                         $      18,610       $      17,209       $      18,210
                                                                    =============       =============       =============

Nonperforming assets to total loans and leases
  and other real estate owned and
  repossessed personal property (end of period):
     Excluding past due loans and leases                                      .90%                .86%                .96%
     Including past due loans and leases                                     1.04%                .99%               1.10%

Nonperforming assets to total assets (end of period):
     Excluding past due loans and leases                                      .66%                .66%                .70%
     Including past due loans and leases                                      .76%                .75%                .81%


(1) Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at March 31, 2001 were $128.7 million, or .90% of total loans and leases and other real estate owned and repossessed personal property ("OREO"), compared to .96% at March 31, 2000. Nonperforming assets at March 31, 2001 were .66% of total assets, compared to .70% at March 31, 2000.

Nonperforming assets at March 31, 2001 increased by $7.7 million, or 6.3%, from December 31, 2000. The increase in the nonaccrual commercial, financial and agricultural loans was primarily due to a $12.7 million commercial credit to a West Coast franchise operator added by Bank of the West. The decreases in real estate -- commercial and residential loans were attributable to the transfer of nonaccrual loans and leases to OREO, payoffs and partial paydowns of nonaccrual loans and leases. These decreases were partially offset by increases in the consumer and lease financing components of nonaccrual loans and leases, primarily due to our growing loan and lease volumes in these two categories. The increase in nonperforming loans and leases was partially offset by a decrease in OREO, primarily due to reductions in other real estate owned in the First Hawaiian operating segment. Included in nonperforming assets are loans to small businesses that were partially guaranteed by the Small Business Administration ("SBA"). The outstanding loan and SBA guarantee amounts were: $13.5 million and $5.2 million at March 31, 2001; $9.8 million and $7.3 million at December 31, 2000; and $10.5 million and $7.9 million at March 31, 2000, respectively.

Nonperforming assets at March 31, 2001 increased by $5.6 million, or 4.5%, from March 31, 2000. The increase was primarily attributable to increases in nonaccrual commercial, financial and agricultural loans, consumer and lease financing loans, which were partially offset by decreases in all components of nonaccrual real estate loans and restructured real estate -- commercial loans.

We generally place a loan or lease on nonaccrual status when we believe that collection of principal or income has become doubtful or when loans and leases are 90 days past due as to principal or income, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan or when other factors indicate that the borrower will shortly bring the loan current. While the majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans, certain past-due consumer loans and leases are not placed on nonaccrual status, because they are charged off upon reaching a predetermined delinquency status varying from 120 to 180 days, depending on product type.

When we place a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. When we receive a cash interest payment on a nonaccrual loan, we apply it as a reduction of the principal balance when we have doubts about the ultimate collection of the principal. Otherwise, we record such payments as income.

Nonaccrual loans and leases are generally returned to accrual status when they:
(1) become current as to principal and interest or (2) become both well secured and in the process of collection.

Other than the loans listed, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower's ability to repay the loan under existing terms.

Loans past due 90 days or more and still accruing interest totaled $18.6 million at March 31, 2001, an increase of $400,000 or 2.2%, from March 31, 2000. Loans past due 90 days or more and still accruing interest increased by $1.4 million, or 8.1%, from December 31, 2000 to March 31, 2001. The increase is primarily due to higher commercial, financial and agricultural loan delinquencies, which were partially offset by decreases in real estate, consumer and foreign loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

Hawaii has finally begun to recover from the economic stagnation that plagued it through much of the 1990's. This improvement in Hawaii's economic condition is one of the factors that led to the decrease in nonperforming assets in the First Hawaiian operating segment.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:


                                                                    THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------------
                                                                    2001                     2000
                                                               --------------           --------------
                                                                       (dollars in thousands)
Loans and leases outstanding (end of period)                   $   14,202,523           $   12,856,475
                                                               ==============           ==============

Average loans and leases outstanding                           $   14,145,518           $   12,655,332
                                                               ==============           ==============

Allowance for credit losses:
   Balance at beginning of period                              $      172,443           $      161,418
                                                               --------------           --------------

   Loans and leases charged off:
     Commercial, financial and agricultural                            10,656                    1,983
     Real estate:
        Commercial                                                        399                      291
        Construction                                                       --                    1,185
        Residential                                                     1,067                    1,671
     Consumer                                                           8,664                    6,806
     Lease financing                                                    2,998                    2,209
     Foreign                                                              602                      312
                                                               --------------           --------------
        Total loans and leases charged off                             24,386                   14,457
                                                               --------------           --------------

   Recoveries on loans and leases previously charged off:
     Commercial, financial and agricultural                               147                      109
     Real estate:
        Commercial                                                         50                       17
        Construction                                                      131                        8
        Residential                                                       200                      309
     Consumer                                                           1,699                    1,616
     Lease financing                                                      502                      594
     Foreign                                                              260                      122
                                                               --------------           --------------
        Total recoveries on loans and leases
           previously charged off                                       2,989                    2,775
                                                               --------------           --------------
        Net charge-offs                                               (21,397)                 (11,682)
                                                               --------------           --------------
   Provision for credit losses                                         35,200                   12,930
                                                               --------------           --------------
   Balance at end of period                                    $      186,246           $      162,666
                                                               ==============           ==============

Net loans and leases charged off to average loans
   and leases                                                             .61%(1)                  .37%(1)
Net loans and leases charged off to allowance for
   credit losses                                                        46.59%(1)                28.88%(1)
Allowance for credit losses to total
   loans and leases (end of period)                                      1.31%                    1.27%
Allowance for credit losses to nonperforming
   loans and leases (end of period):
     Excluding 90 days past due
        accruing loans and leases                                       1.72X                    1.68x
     Including 90 days past due
        accruing loans and leases                                       1.47X                    1.42x


(1) Annualized.

The provision for credit losses for the first three months of 2001 was $35.2 million, an increase of $22.3 million, or 172.2%, over the same period in 2000. The increase in the provision for credit losses for the first three months of 2001 over the same period in 2000 primarily reflects the larger loan portfolio resulting from our continued loan volume growth and certain macroeconomic and other factors discussed below.

The provision for credit losses is based upon our judgment as to the adequacy of the allowance for credit losses (the "Allowance") to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

        - Setting Underwriting and Grading Standards. In 1996, we refined our loan grading system to ten different principal risk categories where "1" is "no risk" and "10" is "loss" and began an effort to decrease our exposure to customers in the weaker credit categories. We also established risk parameters so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.
        - Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.
        - Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 2.9% of total loans and leases at March 31, 2001), Hawaii commercial real estate, health care, hotel and agricultural loans. We have also reduced our exposure in the Asia-Pacific region from $101.0 million at December 31, 1997 to $45.4 million at March 31, 2001. These outstanding loans are collateralized by Hawaii real estate and letters of credit.
        - Restricted Participation in Syndicated National Credits. In addition to the back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. At March 31, 2001, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 3%.
        - Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 66% of our lease financing portfolio and 24% of our combined lease financing and consumer loans at March 31, 2001), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values we set aside reserves to fully cover the uninsured portion.

Although we have taken substantial effort to attempt to mitigate risk within our loan portfolio, a confluence of events in the first quarter of 2001 has made it prudent to increase our provision for credit losses. While we have not specifically identified credits that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets on pages 19 and 20), certain events make it probable that there are losses inherent in our portfolio. These events include:

           - The rapid and sharp economic slowdown in certain key sectors of the United States economy, in particular manufacturing and technology. This slowdown is aggravated in one of our principal markets, California, by a recurring energy supply problem.
           - The steep decline in the equity markets in the United States experienced in the first quarter of 2001 has erased a substantial portion of household net worth that was accumulated throughout most of the 1990s. The decline could affect our portfolio in the form of increased charge-offs and nonaccrual loans in the coming months.
           - Although not a large part of our portfolio, certain agricultural loans in the Pacific Northwest have become a concern.
           - The purchase of 30 branches in Nevada and New Mexico, with $199.5 million in loans at March 31, 2001, necessitated additional provision for credit losses.

Charge-offs were $24.4 million for the first three months of 2001, an increase of $9.9 million, or 68.7%, over the same period in 2000. The increase was primarily due to charge-offs in the commercial, financial and agricultural and consumer loans and lease financing in the first three months of 2001. In particular, the charge-offs in the first quarter of 2001 were higher than in the same period of 2000 due to the write-off of $4.4 million in agricultural credits in the Pacific Northwest and $2.5 million for commercial fraud-related losses.

For the first three months of 2001, recoveries increased by $214,000, or 7.7%, over the same period in 2000. The increase in recoveries was primarily in real estate -- construction and foreign loans.

The Allowance increased to 1.72 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at March 31, 2001 from 1.68 times at March 31, 2000. The increase in the ratio is principally due to an increase in the Allowance as a result of the growth in our loan portfolio and the additional factors mentioned above. In part, the additional provision for credit losses results from the higher charge-offs we have experienced in the first quarter of 2001. The additional provision for credit losses is necessary to adequately maintain our allowance for the inherent losses within our portfolio that result from the macroeconomic factors described above.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at March 31, 2001. However, changes in prevailing economic conditions in the Company's markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and those specific items mentioned above in particular and make necessary adjustments to the Allowance accordingly.

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three months ended March 31, 2001, as compared to the same periods in 2000:


THREE MONTHS ENDED MARCH 31,                         2001              2000           % Change
                                                 ------------      ------------      ------------
                                                         (in thousands)
       Service charges on deposit accounts       $     20,436      $     16,992              20.3%
       Trust and investment services income             9,127             9,060               0.7
       Other service charges and fees                  18,374            17,988               2.1
       Securities gains, net                           41,300                --               N/M
       Other                                            9,262             5,997              54.4
                                                 ------------      ------------
           Total noninterest income              $     98,499      $     50,037              96.9%
                                                 ============      ============


       N/M - Not Meaningful.


As the table above shows in more detail, noninterest income increased by 96.9% for the three months ended March 31, 2001 compared to the same period in 2000. Factors causing the increases include:

-   Concord security gain
- Increase in service charges on deposit accounts for the three months ended March 31, 2001, compared to the same periods in 2000, primarily due to higher levels of deposits resulting from the expansion of our customer deposit base predominately in our Bank of the West operating segment, including the deposits from the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.
- Increase in other service charges and fees for the three months ended March 31, 2001, compared to the same periods in 2000, primarily due to: (1) higher merchant services fees, due to higher fee charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; and
    (3) higher miscellaneous service fees.
- Increase in other noninterest income primarily due to increased income from bank-owned life insurance.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three months ended March 31, 2001 as compared to the same periods in 2000:

    THREE MONTHS ENDED MARCH 31,

                                        2001              2000           % Change
                                    ------------      ------------      ------------
                                             (in thousands)
Salaries and wages                  $     49,377      $     45,338               8.9%
Employee benefits                         17,973            13,847              29.8
Occupancy expense                         16,235            15,357               5.7
Outside services                          11,503            12,039              (4.5)
Intangible amortization                   10,284             9,140              12.5
Equipment expense                          7,532             7,186               4.8
Stationery and supplies                    4,400             4,705              (6.5)
Advertising and promotion                  4,333             4,079               6.2
Restructuring, integration and
   other nonrecurring costs                3,935                --               N/M
Other                                     24,516            19,886              23.3
                                    ------------      ------------
    Total noninterest expense       $    150,088      $    131,577              14.1%
                                    ============      ============


N/M - Not Meaningful.

As the table above shows in more detail, noninterest expense increased by 14.1% for the three months ended March 31, 2001 compared to the same periods in 2000. Factors causing the increase include:

- Increase in salaries and wages primarily due to increased staffing as a result of the Nevada and New Mexico branch acquisitions in the first quarter of 2001.
- Increase in employee benefits due to: (1) higher employee benefits due to increased staffing as a result of the Nevada and New Mexico branch acquisitions and (2) higher incentive benefits. Also, change from prior year is greater due to lower net periodic pension benefit credits in the first quarter of 2001.
- Increase in intangible amortization due to the Nevada and New Mexico branch acquisitions. We recorded an additional $111 million in goodwill and core deposit intangibles at acquisition.
- The restructuring, integration and other nonrecurring costs relate to 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.
- Increase in other noninterest expense primarily due to a $5 million committed charitable contribution made to the First Hawaiian Foundation, a charitable arm of First Hawaiian that supports nonprofit and community organizations in the markets where it operates.


ACCOUNTING DEVELOPMENTS

We have a substantial amount of intangible assets, mainly goodwill and core deposit intangibles, that stem primarily from the BancWest Merger and the Nevada and New Mexico branch acquisitions. The amortization of these intangible assets has a significant effect on our net income and earnings per share, among other items, as measured under current generally accepted accounting principles. The FASB's Business Combination Project has recently announced a preliminary proposal that may have a material effect on our financial information.

In summary, the FASB's proposal would end the amortization of goodwill and instead call for review of the goodwill's carrying value for impairment. If adopted, this proposal would also apply retroactively to goodwill arising from acquisitions prior to the implementation date. This change in accounting practice would have a significant effect on our earnings and related profitability ratios. For the first quarter of 2001, our net income would increase by approximately $7 million due to the after-tax effect of the cessation of the amortization of goodwill.

INCOME TAXES

The Company's effective income tax rates (exclusive of the tax equivalent adjustment) for the three months ended March 31, 2001 were 39.8%, as compared to 41.7% for the same period in 2000. The decrease in the effective tax rate was primarily due to certain benefits of restricted stock and settlement of state tax audits.

LIQUIDITY AND CAPITAL

Stockholders' equity was $2.045 billion at March 31, 2001, an increase of 2.8% over $1.989 billion at December 31, 2000. Compared to March 31, 2000, stockholders' equity at March 31, 2001 increased by $174.872 million, or 9.4%. The increase was primarily due to net income for the respective periods, less dividends paid.

Under regulation established to ensure capital adequacy, the Company is required to maintain minimum amounts of Tier 1 and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of March 31, 2001 are set forth below:



                                                                          For Capital
                                      Actual                            Adequacy Purposes
                        ----------------------------------       ----------------------------------
                            Amount              Ratio                Amount              Ratio
                        --------------      --------------       --------------      --------------
                        (in thousands)                           (in thousands)
Tier 1 Capital to
    Risk-Weighted
    Assets              $    1,538,004                9.10%      $      677,438                4.00%
Total Capital to
    Risk-Weighted
    Assets              $    1,878,738               11.11%      $    1,354,876                8.00%
Tier 1 Capital to
    Average Assets      $    1,538,004                8.48%      $      725,556                4.00%


As of March 31, 2001, the Company's depository institution subsidiaries were categorized as well-capitalized under the applicable federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must have a Tier 1 risk-based capital ratio of 6.00% or greater, a total risk-based capital ratio of 10.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure.


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

The Asset/Liability Committees of the Company and its major subsidiary companies are responsible for managing interest rate risk. The frequency of meetings of the Asset/Liability Committees generally range from monthly to quarterly. Recommendations for changes to a particular subsidiary's interest rate profile, should they be deemed necessary and exceed established policies, are made to their respective Board of Directors. Other than loans and leases that are originated and held for sale and commitments to purchase and sell foreign currencies and mortgage-backed securities, the Company's interest rate derivatives and other financial instruments are not entered for trading purposes.

The Company models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up and down of 100 and 200 basis points each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g. periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Off-balance-sheet instruments such as interest rate swaps, swaptions, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs ("flat rate scenario") to determine the level of interest rate risk at the time.

The projected impact of 100 and 200 basis-point increases and decreases in interest rate on the Company's consolidated net interest income over the next 12 months beginning April 1 and January 1, 2001 is shown below:

(dollars in millions)             +2%        +1%       Flat       -1%       -2%
---------------------             ---        ---       ----       ---       ---
April 1, 2001
Net Interest Income             $831.9     $840.4     $834.4    $819.1     $797.7
Difference from flat            $ (2.5)    $  6.0     $ --      $(15.3)    $(36.7)
% variance                        (0.3)%      0.7%      --%       (1.8)%     (4.4)%
-----------------------------------------------------------------------------------
January 1, 2001
Net Interest Income             $816.9     $829.2     $825.2    $811.0     $793.6
Difference from flat            $ (8.3)    $  4.0     $ --      $(14.2)    $(31.6)
% variance                        (1.0)%      0.5%      --%       (1.7)%     (3.8)%

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve and spreads between benchmarks rates.

SIGNIFICANT ASSUMPTIONS UTILIZED AND INHERENT LIMITATIONS

The significant net interest income changes for each interest rate scenario presented above include assumptions based on accelerating or decelerating mortgage prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers' behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be predicted with certainty (e.g. prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

As with any model for analyzing interest rate risk, certain limitations are inherent in the method of analysis presented above. For example, the actual impact on net interest income due to certain interest rare shocks may differ from those projections presented should market conditions vary from assumptions used in the analysis. Furthermore, the analysis does not consider the effect of a changed level of overall economic activity that could exit in certain interest rate environments. Moreover, the method of analysis used does not take into account the actions that management might take to respond to changes in interest rates because of inherent difficulties in determining the likelihood or impact of any such response.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit 3.1.1         Certificate of Amendment of Certificate of Incorporation of BancWest Corporation.

     Exhibit 10.13         BancWest Corporation 1998 Stock Incentive Plan (Amended and Restated as of
                           April 19, 2001).*

     Exhibit 10.22         Employment Agreement between Walter A. Dods, Jr. and BancWest Corporation, executed
                           May 7, 2001.*

     Exhibit 10.23         Termination Protection Agreement between John K. Tsui and BancWest Corporation, executed May 7, 2001.*

     Exhibit 10.24         Termination Protection Agreement between Howard H. Karr and BancWest Corporation, executed May 7, 2001.*

     Exhibit 10.25         Termination Protection Agreement between Donald G. Horner and BancWest Corporation, executed May 7, 2001.*

     Exhibit 12            Statement regarding computation of ratios.

(b)  Reports on Form 8-K   None.

                           *Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BANCWEST CORPORATION
                              (REGISTRANT)



Date  May 14, 2001       By            /s/ HOWARD H. KARR
    ----------------       -----------------------------------------------------
                                           HOWARD H. KARR
                           EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX


      EXHIBIT
       NUMBER                         DESCRIPTION
       ------                         -----------

       3.1.1        Certificate of Amendment of Certificate of Incorporation of
                    BancWest Corporation.

       10.13        BancWest Corporation 1998 Stock Incentive Plan
                    (Amended and Restated as of April 19, 2001).*

       10.22        Employment Agreement between Walter A. Dods, Jr. and BancWest
                    Corporation, executed May 7, 2001.*

       10.23        Termination Protection Agreement between John K. Tsui and
                    BancWest Corporation, executed May 7, 2001.*

       10.24        Termination Protection Agreement between Howard H. Karr and
                    BancWest Corporation, executed May 7, 2001.*

       10.25 Termination Protection Agreement between Donald G. Horner and BancWest Corporation, executed May 7, 2001.*

       12           Statement regarding computation of ratios.

                    *Management contract or compensatory plan or arrangement.