Form 10-Q
period 2001-06-30
BANCWEST CORP/HI
filed 2001-08-13
CIK 36377

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to__________

Commission file number 0-7949

BANCWEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	99-0156159 (I.R.S. Employer Identification No.)

999 Bishop Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip Code)

(808) 525-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2001 was:

Class	Outstanding

Common Stock, $1.00 Par Value	68,738,869 Shares

Class A Common Stock, $1.00 Par Value	56,074,874 Shares

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at June 30, 2001, December 31, 2000 and June 30, 2000	2 - 3

	Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000	4

	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2001 and 2000	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,	June 30,
	2001	2000	2000

	(in thousands)
Assets

Cash and due from banks	$780,564	$873,599	$754,176

Interest-bearing deposits in other banks	208,826	5,972	251,335

Federal funds sold and securities purchased under agreements to resell	85,000	307,100	129,000

Investment securities:

Held-to-maturity	97,764	92,940	109,201

Available-for-sale	2,164,189	1,960,780	1,978,354

Loans and leases:

Loans and leases	14,528,631	13,971,831	13,385,312

Less allowance for credit losses	191,698	172,443	169,340

Net loans and leases	14,336,933	13,799,388	13,215,972

Premises and equipment, net	286,810	276,012	273,611

Customers’ acceptance liability	1,127	1,080	887

Core deposit intangible, net	74,080	56,640	61,078

Goodwill, net	673,763	599,139	612,355

Other real estate owned and repossessed personal property	21,467	27,479	27,800

Other assets	585,460	456,937	423,282

Total assets	$19,315,983	$18,457,066	$17,837,051

Liabilities and Stockholders’ Equity

Deposits:

Domestic:

Interest-bearing	$11,169,811	$10,899,009	$10,482,396

Noninterest-bearing	3,200,251	2,955,880	2,755,786

Foreign	245,512	273,250	273,359

Total deposits	14,615,574	14,128,139	13,511,541

Federal funds purchased and securities sold under agreements to repurchase	561,554	577,620	641,557

Other short-term borrowings	147,612	91,448	104,429

Acceptances outstanding	1,127	1,080	887

Other liabilities	878,745	786,863	689,210

Long-term debt	780,334	632,423	886,664

Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	250,000	250,000	100,000

Total liabilities	$17,234,946	$16,467,573	$15,934,288

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	June 30,	December 31,	June 30,
	2001	2000	2000

	(in thousands)
Stockholders’ equity:

Preferred stock, par value $1 per share
Authorized and unissued - 50,000,000 shares	$—	$—	$—

Class A common stock, par value $1 per share

Authorized - 150,000,000 shares in 2001 and 75,000,000 shares in 2000
Issued - 56,074,874 shares at June 30, 2001, December 31, 2000 and June 30, 2000	56,075	56,075	56,075

Common stock, par value $1 per share

Authorized - 400,000,000 shares in 2001 and 200,000,000 shares in 2000

Issued - 71,102,674, 71,041,450 and 71,018,144 shares at

June 30, 2001, December 31, 2000 and June 30, 2000, respectively	71,103	71,041	71,018

Surplus	1,126,739	1,125,652	1,124,783

Retained earnings	850,644	770,350	699,720

Accumulated other comprehensive income, net	14,530	7,601	(11,546)

Treasury stock, at cost - 2,367,178, 2,565,581 and 2,414,185 shares at June 30, 2001, December 31, 2000 and June 30, 2000, respectively	(38,054)	(41,226)	(37,287)

Total stockholders’ equity	2,081,037	1,989,493	1,902,763

Total liabilities and stockholders’ equity	$19,315,983	$18,457,066	$17,837,051

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(in thousands, except number of shares and per share data)
Interest income

Interest and fees on loans	$257,400	$250,438	$519,842	$484,583

Lease financing income	36,373	31,797	71,968	62,451

Interest on investment securities:

Taxable interest income	33,558	35,377	66,751	68,639

Exempt from Federal income taxes	119	221	237	496

Other interest income	6,110	6,426	13,613	9,477

Total interest income	333,560	324,259	672,411	625,646

Interest expense

Deposits	105,861	110,313	226,282	209,811

Short-term borrowings	9,894	14,351	20,112	25,704

Long-term debt	19,117	12,866	37,956	24,130

Total interest expense	134,872	137,530	284,350	259,645

Net interest income	198,688	186,729	388,061	366,001

Provision for credit losses	23,150	16,250	58,350	29,180

Net interest income after provision for credit losses	175,538	170,479	329,711	336,821

Noninterest income

Service charges on deposit accounts	22,573	18,445	43,009	35,437

Trust and investment services income	8,083	8,723	17,210	17,783

Other service charges and fees	20,198	18,480	38,572	36,468

Securities gains (losses), net	19,936	(31)	61,236	(31)

Other	9,006	12,591	18,268	18,588

Total noninterest income	79,796	58,208	178,295	108,245

Noninterest expense

Salaries and wages	51,390	45,219	100,767	90,557

Employee benefits	18,844	13,914	36,817	27,761

Occupancy expense	17,006	15,559	33,241	30,916

Outside services	11,999	12,091	23,502	24,130

Intangible amortization	11,136	9,162	21,420	18,302

Equipment expense	7,558	7,158	15,090	14,344

Restructuring, integration and other nonrecurring costs	—	—	3,935	—

Other	29,783	32,340	63,032	61,010

Total noninterest expense	147,716	135,443	297,804	267,020

Income before income taxes	107,618	93,244	210,202	178,046

Provision for income taxes	41,677	39,262	82,514	74,633

Net income	$65,941	$53,982	$127,688	$103,413

Per share data(1):

Basic earnings	$.52	$.43	$1.02	$.83

Diluted earnings	$.52	$.43	$1.01	$.83

Cash dividends	$.19	$.17	$.38	$.34

Average shares outstanding(1)	124,756,064	124,658,343	124,707,251	124,643,846

(1)	Per share data and average shares outstanding were computed on a combined basis using average Class A common stock and common stock.

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
	Class A				Other
	Common	Common		Retained	Comprehensive	Treasury
	Stock	Stock	Surplus	Earnings	Income, net	Stock	Total

	(in thousands, except per share data)
Balance, December 31, 2000	$56,075	$71,041	$1,125,652	$770,350	$7,601	$(41,226)	$1,989,493

Comprehensive income:

Net income	—	—	—	127,688	—	—	127,688

Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	6,929	—	6,929

Comprehensive income	—	—	—	127,688	6,929	—	134,617

Issuance of common stock	—	62	(76)	—	—	—	(14)

Incentive Plan for Key Executives	—	—	30	—	—	—	30

Issuance of treasury stock under Stock Incentive Plan	—	—	1,133	—	—	3,172	4,305

Cash dividends ($.38 per share)	—	—	—	(47,394)	—	—	(47,394)

Balance, June 30, 2001	$56,075	$71,103	$1,126,739	$850,644	$14,530	$(38,054)	$2,081,037

Balance, December 31, 1999	$51,630	$75,419	$1,124,512	$638,687	$(9,873)	$(37,645)	$1,842,730

Comprehensive income:

Net income	—	—	—	103,413	—	—	103,413

Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	(1,673)	—	(1,673)

Comprehensive income	—	—	—	103,413	(1,673)	—	101,740

Conversion of common stock to Class A common stock	4,445	(4,445)	—	—	—	—	—

Issuance of common stock	—	44	305	—	—	—	349

Incentive Plan for Key Executives	—	—	(2)	—	—	58	56

Issuance of treasury stock under Stock Incentive Plan	—	—	(32)	—	—	300	268

Cash dividends ($.34 per share)	—	—	—	(42,380)	—	—	(42,380)

Balance, June 30, 2000	$56,075	$71,018	$1,124,783	$699,720	$(11,546)	$(37,287)	$1,902,763

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2001	2000

	(in thousands)
Cash flows from operating activities:

Net income	$127,688	$103,413

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	58,350	29,180

Net gain on disposition of assets	—	(1,218)

Depreciation and amortization	38,608	35,570

Income taxes	79,398	53,938

Decrease (increase) in interest receivable	7,466	(10,454)

Decrease in interest payable	(43,372)	(11,266)

Increase in prepaid expenses	(1,641)	(7,602)

Restructuring, integration and other nonrecurring costs	3,935	—

Other	(40,671)	8,725

Net cash provided by operating activities	229,761	200,286

Cash flows from investing activities:

Net increase in interest-bearing deposits in other banks	(202,854)	(242,200)

Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	447,100	(57,900)

Proceeds from maturity of held-to-maturity investment securities	28,214	33,667

Purchase of held-to-maturity investment securities	(33,038)	—

Proceeds from maturity of available-for-sale investment securities	938,533	324,264

Purchase of available-for-sale investment securities	(1,103,094)	(444,418)

Proceeds from sale of available-for-sale investment securities	—	7,025

Proceeds from sale of Concord stock	45,359	—

Purchase of bank owned life insurance	(102,708)	—

Net increase in loans and leases to customers	(368,196)	(890,120)

Net cash provided by acquisitions	632,965	—

Purchase of premises and equipment	(9,742)	(4,381)

Other	(1,167)	(771)

Net cash provided by (used in) investing activities	271,372	(1,274,834)

Cash flows from financing activities:

Net increase (decrease) in deposits	(739,104)	633,589

Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(16,066)	156,454

Net increase in other short-term borrowings	56,164	85,555

Proceeds from long-term debt	147,911	184,872

Cash dividends paid	(47,394)	(42,380)

Proceeds from issuance (payments on exercise) of common stock options	(14)	349

Proceeds from issuance of treasury stock	4,335	324

Net cash provided by (used in) financing activities	(594,168)	1,018,763

Net decrease in cash and due from banks	(93,035)	(55,785)

Cash and due from banks at beginning of period	873,599	809,961

Cash and due from banks at end of period	$780,564	$754,176

Supplemental disclosures:

Interest paid	$321,186	$270,911

Income taxes paid	$3,116	$20,695

Supplemental schedule of noncash investing and financing activities:

Loans converted into other real estate owned and repossessed personal property	$3,802	$10,792

Loans made to facilitate the sale of other real estate owned	$3,563	$3,203

In connection with branch acquisitions, the following liabilities were assumed:

Fair value of assets acquired	$14,682	$—

Cash received	632,965	—

Liabilities assumed	$647,647	$—

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Summary of Significant Accounting Policies

     The accounting and reporting policies of BancWest Corporation and Subsidiaries (“BancWest,” the “Company” or “we/our”) conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of significant accounting policies:

     Consolidation

     The consolidated financial statements of the Company include the accounts of BancWest Corporation (“BWE”) and its wholly-owned subsidiaries: First Hawaiian Bank and its wholly-owned subsidiaries (“First Hawaiian”); Bank of the West and its wholly-owned subsidiaries (“Bank of the West”); FHL Lease Holding Company, Inc. and its wholly-owned subsidiary; First Hawaiian Capital I; BancWest Capital I; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

     Reclassifications

     The 2000 Consolidated Financial Statements were reclassified in certain respects to conform to the 2001 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2. New Pronouncements

     In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (a replacement of SFAS No. 125) . This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for the recognition and reclassification of collateral and for disclosure relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company’s Consolidated Financial Statements.

     In January 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. The accounting for gains or losses resulting from changes in the value of those derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustment resulting from the adoption and implementation of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material effect on the Company’s Consolidated Financial Statements. The adoption of these new standards was not material because the Company does not engage in significant transactions that are covered within the scope of SFAS No. 133, as amended by SFAS Nos. 137 and 138, specifically as it relates to the use of derivative financial instruments.

     In July 2001, the FASB issued Statement of Financial Accounting Standards SFAS No. 141, “Business Combinations.” SFAS No. 141, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Company is currently evaluating the effects of applying the provisions of SFAS No. 141 in the accounting and reporting for the proposed acquisition of the Company by BNP Paribas. The acquisition, subject to Company stockholders’ and regulatory approval, is expected to be consummated in the third quarter of 2001.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and apply to goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company is currently evaluating the effects of adopting the provisions of SFAS No. 142 on January 1, 2002.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Common Stock Information

     The following is a reconciliation of the numerators and denominators used to calculate the Company’s basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,

	2001			2000

	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except number of shares and per share data)
Basic:

Net income	$65,941	124,756,064	$.52	$53,982	124,658,343	$.43

Effect of dilutive securities - Stock Incentive Plan options	—	1,987,009	—	—	353,956	—

Diluted:

Net income and assumed conversions	$65,941	126,743,073	$.52	$53,982	125,012,299	$.43

	Six Months Ended June 30,

	2001			2000

	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except number of shares and per share data)
Basic:

Net income	$127,688	124,707,251	$1.02	$103,413	124,643,846	$.83

Effect of dilutive securities - Stock Incentive Plan options	—	1,761,737	—	—	201,202	—

Diluted:

Net income and assumed conversions	$127,688	126,468,988	$1.01	$103,413	124,845,048	$.83

4. Impaired Loans

     The following table summarizes impaired loan information as of and for the six months ended June 30, 2001 and 2000 and as of and for the year ended December 31, 2000:

	June 30, 2001	December 31, 2000	June 30, 2000

	(in thousands)
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	$91,674	$77,518	$80,207

Impaired loans with no related allowance for credit losses calculated under SFAS No. 114	31,604	35,358	7,367

Impaired loans	$123,278	$112,876	$87,574

Total allowance for credit losses on impaired loans	$20,315	$14,702	$15,066

Average impaired loans	127,563	93,572	91,186

Interest income recognized on impaired loans	1,036	5,099	1,682

     We consider loans to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the terms of the original loan agreement. Not all impaired loans are necessarily placed on nonaccrual status; for example, restructured loans performing under restructured terms beyond a specific period may be classified as accruing, but may still be deemed impaired. Impaired loans without a related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. We generally apply interest payments on impaired loans to reduce the outstanding principal amount of such loans.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Merger with BancWest Corporation and Related Matters

     On November 1, 1998, we consummated the merger (the “BancWest Merger”) of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. (“FHI”). FHI, the surviving corporation of the BancWest Merger, changed its name to BancWest Corporation on November 1, 1998.

     We recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.5 million in 1998. In connection with recording these costs, a liability of $11.3 million was recorded in 1998, of which $2.5 million remained accrued as of December 31, 2000. During the first six months of 2001, this liability was reduced by $961,000 related to excess leased commercial properties. As of June 30, 2001, $1.5 million related to excess leased commercial properties remained accrued and a majority of the amount related to excess leased commercial property will be fully amortized by December 2002.

6. Acquisitions

     In the first quarter of 2001, we acquired 30 branches in Nevada and New Mexico. These branches were divested by First Security Corporation in connection with its merger with Wells Fargo & Company. We incurred a total of $5.2 million in integration costs related to these branch acquisitions during and since the fourth quarter of 2000. We recorded $3.9 million of that amount in the first quarter of 2001.

     On May 31, 2001, we signed a definitive agreement to acquire Union Bank of California’s loan and deposit accounts in Guam and Saipan. We will assume branch deposits (approximately $200 million) and buy various loans from the branches.

7. Operating Segments

     As of June 30, 2001, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily on the mainland United States. The First Hawaiian segment operates primarily in the State of Hawaii.

     The financial results of our operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company’s consolidated financial statements. We evaluate the performance of these segments and allocate resources to them based on net interest income and net income. There are no material intersegment revenues.

     The tables below present information about our operating segments as of or for the three and six months ended June 30, 2001 and 2000, respectively:

	Three Months Ended June 30,

	Bank
	of the	First		Reconciling	Consolidated
	West	Hawaiian	Other	Items	Totals

	(in millions)
2001

Net interest income	$120	$82	$(3)	$—	$199

Net income	35	33	(2)	—	66

Segment assets	12,323	7,424	3,385	(3,816)	19,316

2000

Net interest income	$105	$83	$(1)	$—	$187

Net income	28	28	(2)	—	54

Segment assets	10,530	7,389	2,865	(2,947)	17,837

	Six Months Ended June 30,

	Bank
	of the	First			Reconciling	Consolidated
	West	Hawaiian	Other		Items	Totals

	(in millions)
2001

Net interest income	$232	$163		$(7)	$—	$388

Net income	69	64		(5)	—	128

Segment assets	12,323	7,424		3,385	(3,816)	19,316

2000

Net interest income	$207	$162	$	(3)	$—	$366

Net income	53	54		(4)	—	103

Segment assets	10,530	7,389		2,865	(2,947)	17,837

The reconciling items in the tables above are primarily inter-company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. BancWest’s forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving financial services business; (7) not obtaining shareholder approval for the proposed BNP Paribas acquisition; (8) action by regulators that may result in the delay or denial of approvals of pending acquisitions or impose burdensome conditions in connection with such approvals; (9) customer or employee attrition following commencement of these pending transactions; (10) delay or difficulty in completing branch and account conversions on Guam and Saipan; (11) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (12) whether expected revenue enhancements and cost savings are realized within expected time frames; (13) whether Bank of the West is successful in retaining and further developing loan, deposit, customer and employee relationships relating to its recently acquired Nevada and New Mexico branches; (14) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (15) our reliance on third parties to provide certain critical services, including data processing; (16) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies; (17) technological changes; (18) other risks and uncertainties discussed in this document or detailed from time to time in other Securities and Exchange Commission filings that we make, including our 2000 Report on Form 10-K; and (19) management’s ability to manage risks that result from these and other factors.

BancWest’s forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

GAAP, OPERATING AND CASH EARNINGS

We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles (“GAAP”), as well as on an operating basis before merger-related, integration and other nonrecurring costs and/or the effects of the amortization of intangible assets referred to in this analysis as “operating” and “cash” earnings, respectively. Operating earnings, cash earnings and operating cash earnings (the combination of the effect of adjustments for both cash and operating results), as well as information calculated from them, and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results excluding the effects of discreet business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the Company as management views it. Operating earnings and cash earnings should not be viewed as a substitute for net income and earnings per share, among other gauges of performance, as determined in accordance with GAAP. Merger-related, integration and other nonrecurring costs, amortization of intangible assets and other items excluded from net income to derive operating and cash earnings may be significant and may not be comparable to those of other companies.

BNP PARIBAS ACQUISITION AGREEMENT

BancWest Corporation, BNP Paribas (“BNP Paribas”), and Chauchat L.L.C., a Delaware limited liability company and wholly-owned subsidiary of BNP Paribas (“Chauchat L.L.C.”), entered into a definitive Agreement and Plan of Merger, dated as of May 8, 2001 and on July 19, 2001 amended and restated that agreement. Pursuant to the merger agreement, Chauchat L.L.C. will merge with and into BancWest, with BancWest as the surviving corporation, and BancWest will become a wholly-owned subsidiary of BNP Paribas. As a result of the merger, (i) each issued and outstanding share of BancWest common stock (other than shares owned by BancWest or any wholly-owned subsidiary of BancWest and shares held by a holder who properly demands appraisal rights under Delaware law) will be converted into the right to receive $35.00 in cash and (ii) each issued and outstanding share of BancWest Class A common stock will remain outstanding. Consummation of the merger is subject to various conditions, including receipt of the approval of the amended merger agreement by BancWest’s stockholders and receipt of requisite regulatory approvals. The amended merger agreement and a related press release were filed with a Report on Form 8-K on July 20, 2001. Among other things, the amended merger agreement permits BancWest to pay a prorata dividend to holders of BancWest common stock under specified circumstances.

BancWest Corporation and Subsidiaries
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2001	2000	2001		2000

Earnings and Dividends:

Net income	$65,941	$53,982	$127,688		$103,413

Cash dividends	23,707	21,193	47,394		42,380

Per Share Data:

Diluted earnings	$.52	$.43	$1.01		$.83

Cash dividends	.19	.17	.38		.34

Book value (at June 30)			16.67		15.26

Market price (NYSE close at June 30)			34.40		16.44

Selected Financial Ratios:

Return on average total assets (ROA)			1.35%		1.21%

Return on average stockholders’ equity (ROE)			12.55		11.14

Net interest margin (taxable-equivalent basis)			4.62		4.80

Allowance for credit losses to total loans and leases (at June 30)			1.32		1.27

Nonperforming assets to total assets (at June 30)			.68		.69

Allowance for credit losses to nonperforming loans and leases (at June 30)			1.74	x	1.79	x

Non-GAAP Information(1)

Operating earnings(2)	$65,941	$53,982	$130,030		$103,413

Cash earnings(3)	75,646	62,169	145,949		119,781

Operating cash earnings(2),(3)	75,646	62,169	148,291		119,781

Per Share Data (Diluted):

Operating earnings(2)	$.52	$.43	$1.03		$.83

Cash earnings(3)	.59	.50	1.15		.96

Operating cash earnings(2),(3)	.59	.50	1.17		.96

Selected Financial Ratios:

Operating return on average total assets (ROA)(2)			1.37%		1.21%

Return on average tangible assets(4)			1.63		1.46

Operating return on average stockholders’ equity (ROE)(2)			12.78		11.14

Return on average tangible stockholders’ equity(4)			22.73		20.35

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operation.

(2)	Excluding after-tax restructuring, integration and other nonrecurring costs of $2,342,000 in the first quarter of 2001.

(3)	Excluding amortization of goodwill and core deposit intangible.

(4)	Defined as operating cash earnings as a percentage of average total assets or average stockholders’ equity minus average goodwill and core deposit intangible.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the three and six months ended June 30, 2001 to the same period in 2000:

	2001		2000	% Change

	(in thousands)
Three months ended June 30,

Net income	$65,941	(1)	$53,982	22.2%

Non-GAAP income:

Cash earnings(2)	75,646	(1)	62,169	21.7

Six months ended June 30,

Net income	$127,688	(3)	$103,413	23.5%

Non-GAAP income:

Operating earnings(4)	130,030	(3)	103,413	25.7

Cash earnings(2)	145,949	(3)	119,781	21.8

Operating cash earnings(2),(4)	148,291	(3)	119,781	23.8

(1)	Includes a $7.3 million after-tax net effect of the additional gain realized on the sale of the Concord securities in June 2001 and an additional provision for credit losses. Excluding the after-tax net effect of the gain and additional provision for credit losses, second quarter 2001 earnings and cash earnings were $58.6 million and $68.3 million, respectively.

(2)	Excluding after-tax amortization of goodwill and core deposit intangibles.

(3)	Includes $14.9 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items earnings and cash earnings for the six months ended June 30, 2001 were $112.8 million and $131 million, respectively. Operating earnings and operating cash earnings, excluding the net after-tax effect of the aforementioned items, were $115.1 million and $133.4 million, respectively.

(4)	Excluding after-tax integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

Additional gains realized on the sale of stock of Concord EFS, Inc. (“Concord”) were the primary reason for increases in net income and cash earnings for the three months ended June 30, 2001 compared to the same period in 2000. We realized an $18.5 million pre-tax gain on the sale of Concord stock in the second quarter of 2001, in addition to the $41.3 million pre-tax gain recognized in the first quarter of 2001. In the second quarter of 2001, we recorded $9.8 million in additional provision for credit losses. In the second quarter of 2001, the net after-tax impact of the additional realized gain on the sale of the Concord stock and the additional provision for credit losses increased our net income and cash earnings by $7.3 million over the same period in 2000. Also, contributing to the increase in our net income and cash earnings in the second quarter of 2001 over the same period in 2000 was increased contribution from our Bank of the West operating segment, including a full quarter of operations from our newly-acquired branches in Nevada and New Mexico.

The increases in net income, operating earnings, cash earnings and operating cash earnings for the first six months of 2001 compared to the same period in 2000 were primarily due to a $59.8 million pre-tax gain stemming from the sale of Concord stock. We received stock of Concord due to Concord’s acquisition of Star Systems, Inc. In addition to the Concord security gain, revenues increased because of the growth in loan volumes in the mainland United States, contribution from 30 newly-acquired branches in Nevada and New Mexico in 2001 and increased noninterest income. These increases were partially offset by a $32.8 million (pre-tax) additional provision for credit losses, a committed donation to a private charitable foundation of $5 million (pre-tax) and other nonrecurring items totaling $398,000 (pre-tax). Considered together, the after-tax net effect of the Concord security gain, the additional provision for credit losses, the charitable contribution and the other nonrecurring items added $14.9 million to our net income, operating earnings, cash earnings and operating cash earnings for the six months ended June 30, 2001.

The following table shows diluted earnings, operating earnings, cash earnings and operating cash earnings per share for the three and six months ended June 30, 2001 compared to the same period in 2000. All per-share data have been calculated to include both common and Class A common shares.

	2001		2000	% Change

Three months ended June 30,

Diluted earnings	$.52	(1)	$.43	20.9%

Non-GAAP earnings per share:

Diluted cash earnings(2)	.59	(1)	.50	18.0

Six months ended June 30,

Diluted earnings	$1.01	(3)	$.83	21.7%

Non-GAAP earnings per share:

Diluted operating earnings(4)	1.03	(3)	.83	24.1

Diluted cash earnings(2)	1.15	(3)	.96	19.8

Diluted operating cash earnings(2), (4)	1.17	(3)	.96	21.9

(1)	Includes a $7.3 million after-tax net effect of the additional gain realized on the sale of the Concord securities in June 2001 and an additional provision for credit losses. Excluding the after-tax net effect of the gain and additional provision for credit losses, second quarter 2001 diluted earnings and cash earnings per share were $.46 and $.54, respectively.

(2)	Excluding after-tax amortization of goodwill and core deposit intangibles.

(3)	Includes $14.9 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, the first six months of 2001 earnings and cash earnings per share were $.89 and $1.04, respectively.

(4)	Excluding after-tax integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

NET INCOME, Continued

The table below shows the return on average total assets, the return on average tangible assets, the return on average stockholders’ equity and the return on average tangible stockholders’ equity for the first six months of 2001 compared to the same period in 2000. The return on average tangible assets is defined as operating cash earnings as a percentage of average total tangible assets. The return on average tangible stockholders’ equity is defined as operating cash earnings as a percentage of average stockholders’ equity minus average goodwill and core deposit intangibles.

	2001	2000	% Change

Return on average total assets	1.35%	1.21%	11.6%

Return on average stockholders’ equity	12.55	11.14	12.7

Non-GAAP returns

Operating return on average total assets(1)	1.37	1.21	13.2

Return on average tangible assets(1)	1.63	1.46	11.6

Operating return on average stockholders’ equity(1)	12.78	11.14	14.7

Return on average tangible stockholders’ equity(1)	22.73	20.35	11.7

(1)	Ratios are computed excluding after-tax integration costs related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

The increases in the above returns were a result of the higher profitability of our assets and stockholders’ equity, with revenues increasing at a faster pace than expenses for the first six months of 2001 compared to the same period in 2000.

NET INTEREST INCOME

     The following table compares net interest income on a taxable-equivalent basis for the three and six months ended June 30, 2001 to the same periods in 2000:

	2001	2000	% Change

	(in thousands)
Three months ended June 30,

Net interest income	$198,766	$186,832	6.4%

Six months ended June 30,

Net interest income	$388,214	$366,269	6.0%

The increase in net interest income for the three months ended June 30, 2001 over the same period in 2000 was primarily due to an increase in average earning assets of 9.0%, or $1.4 billion, and a 37-basis-point decrease (1% equals 100 basis points) in the rate paid on funding sources, partially offset by a 49-basis-point decline in the yield on average earning assets. In addition, lower cost of funds resulted from higher average noninterest-bearing deposits, which increased by $430.8 million, or 16.0%, in the second quarter of 2001 over the same period in 2000.

The increase in net interest income for the six months ended June 30, 2001 over the same period in 2000 was primarily due to an increase in average earning assets of 10.5%, or $1.6 billion and a 2-basis-point decline in the rate paid on funding sources, partially offset by a 20-basis-point decline in the yield on average earning assets. The lower cost of funds is also a result of higher average noninterest-bearing deposits, which increased by $411.9 million, or 15.6%, in the first six months of 2001 over the same period in 2000.

NET INTEREST INCOME, Continued

The following table compares net interest margin for the three and six months ended June 30, 2001 to the same periods in 2000:

			Change
	2001	2000	(Basis Points)

Three months ended June 30,

Yield on average earning assets	7.82%	8.31%	(49)

Rate paid on funding sources	3.16	3.53	(37)

Net interest margin	4.66	4.78	(12)

Six months ended June 30,

Yield on average earning assets	8.00%	8.20%	(20)

Rate paid on funding sources	3.38	3.40	(2)

Net interest margin	4.62	4.80	(18)

In the three-month period ended June 30, 2001, as compared to the same period in 2000, the net interest margin declined by 12 basis points, primarily due to the decline on the yield on average earning assets of 49 basis points, partially offset by a decrease in the rate paid on funding sources of 37 basis points. The decline in yields and rates primarily reflects the continuing effects on the general level of interest rates of primarily Federal Reserve actions.

The decrease in the net interest margin in the first six months of 2001 as compared to the same period in 2000 is primarily due to the 20-basis-point decrease in the yield on average earning assets, reflecting a rapidly changing interest rate environment over the last 12 months. The Federal Reserve’s benchmark Federal Funds rate has changed nine times in the period between January 2000 and June 2001. Although there have been six decreases in the first six months of 2001, the effects of these decreases will take some time to be fully reflected in the repricing of our assets and liabilities. For further discussions of the impact that the changing interest environment has had on the rate paid on deposits, see page 20.

The decrease in the yield on average earning assets in the first six months of 2001, as compared to the same period in 2000, was partially offset by the 2-basis-point decrease on the rate paid on funding sources. The interest rate spread, the difference between the yield on average earning assets and the rate paid on interest-bearing deposits and liabilities, has decreased by 22 basis points to 3.64% in the first six months of 2001, as compared to the same period in 2000.

	2001	2000	% Change

	(in thousands)
Three months ended June 30,

Average earning assets	$17,123,696	$15,704,218	9.0%

Average loans and leases	14,401,157	13,156,686	9.5

Average interest-bearing deposits and liabilities	13,249,065	12,307,296	7.7

Six months ended June 30,

Average earning assets	$16,950,114	$15,346,207	10.5%

Average loans and leases	14,274,044	12,906,009	10.6

Average interest-bearing deposits and liabilities	13,140,994	12,027,429	9.3

The increase in average earning assets was primarily due to increases in average loans and leases. The increase in average loans and leases was primarily due to the growth of our Bank of the West operating segment’s loan and lease portfolio, with significant increases in consumer loan and lease financing volumes. Also contributing to the increase in average loans and leases was the addition of the 30 branches in Nevada and New Mexico in the first quarter of 2001.

The increase in average interest-bearing deposits and liabilities was primarily due to an increase in interest-bearing deposits and long-term debt and capital securities. Expansion of our customer deposit base, primarily from our Bank of the West operating segment, contributed to the increase. The deposits added from the branches acquired in Nevada and New Mexico also increased average deposits.

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

	Three Months Ended June 30,

	2001			2000

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
ASSETS

Earning assets:

Interest-bearing deposits in other banks	$269,997	$3,327	4.94%	$310,738	$5,065	6.56%

Federal funds sold and securities purchased under agreements to resell	245,639	2,783	4.54	85,235	1,361	6.42

Investment securities(2)	2,206,903	33,754	6.13	2,151,559	35,700	6.67

Loans and leases(3),(4)	14,401,157	293,774	8.18	13,156,686	282,236	8.63

Total average earning assets	17,123,696	333,638	7.82	15,704,218	324,362	8.31

Nonearning assets	2,167,039			1,836,391

Total assets	$19,290,735			$17,540,609

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2001				2000

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
ASSETS

Earning assets:

Interest-bearing deposits in other banks	$260,415	$6,937	5.37%	$215,923	$6,699	6.24%

Federal funds sold and securities purchased under agreements to resell	261,973	6,676	5.14	91,465	2,778	6.11

Investment securities(2)	2,153,682	67,140	6.29	2,132,810	69,401	6.54

Loans and leases(3),(4)	14,274,044	591,811	8.36	12,906,009	547,036	8.52

Total average earning assets	16,950,114	672,564	8.00	15,346,207	625,914	8.20

Nonearning assets	2,133,200			1,834,317

Total assets	$19,083,314			$17,180,524

(1)	Annualized.

(2)	Average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $9,971 and $18,700 for the three and six months ended June 30, 2001, respectively, and $8,181 and $15,538 for the three and six months ended June 30, 2000, respectively.

	Three Months Ended June 30,

	2001			2000

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits and liabilities:

Deposits:

Domestic:

Interest-bearing demand	$310,703	$492	0.64%	$289,365	$866	1.20%

Savings	4,554,184	23,658	2.08	4,086,790	24,423	2.40

Time	6,251,183	79,996	5.13	5,996,695	82,953	5.56

Foreign	193,322	1,715	3.56	200,194	2,071	4.16

Total interest-bearing deposits	11,309,392	105,861	3.75	10,573,044	110,313	4.20

Short-term borrowings	910,048	9,894	4.36	955,310	14,351	6.04

Long-term debt and capital securities	1,029,625	19,117	7.45	778,942	12,866	6.64

Total interest-bearing deposits and liabilities	13,249,065	134,872	4.08	12,307,296	137,530	4.49

Interest rate spread			3.74%			3.82%

Noninterest-bearing deposits	3,121,124			2,690,317

Other liabilities	859,739			661,407

Total liabilities	17,229,928			15,659,020

Stockholders’ equity	2,060,807			1,881,589

Total liabilities and stockholders’ equity	$19,290,735			$17,540,609

Net interest income and margin on average earning assets		198,766	4.66%		186,832	4.78%

Tax equivalent adjustment		78			103

Net interest income		$198,688			$186,729

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2001			2000

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits and liabilities:

Deposits:

Domestic:

Interest-bearing demand	$312,295	$1,136	0.73%	$290,269	$1,933	1.34%

Savings	4,442,041	48,888	2.22	4,048,757	47,191	2.34

Time	6,339,555	172,465	5.49	5,865,606	156,760	5.37

Foreign	198,332	3,793	3.86	196,014	3,927	4.03

Total interest-bearing deposits	11,292,223	226,282	4.04	10,400,646	209,811	4.06

Short-term borrowings	827,352	20,112	4.90	885,051	25,704	5.84

Long-term debt and capital securities	1,021,419	37,956	7.49	741,732	24,130	6.54

Total interest-bearing deposits and liabilities	13,140,994	284,350	4.36	12,027,429	259,645	4.34

Interest rate spread			3.64%			3.86%

Noninterest-bearing deposits	3,050,014			2,638,096

Other liabilities	840,643			649,018

Total liabilities	17,031,651			15,314,543

Stockholders’ equity	2,051,663			1,865,981

Total liabilities and stockholders’ equity	$19,083,314			$17,180,524

Net interest income and margin on average earning assets		388,214	4.62%		366,269	4.80%

Tax equivalent adjustment		153			268

Net interest income		$388,061			$366,001

(1)	Annualized.

INVESTMENT SECURITIES

Held-to-Maturity

The following table presents the amortized cost, unrealized gains and losses, and fair values of held-to-maturity investment securities as of the dates indicated:

	June 30,	December 31,	June 30,
	2001	2000	2000

	(in thousands)
Amortized cost	$97,764	$92,940	$109,201

Unrealized gains	632	15	—

Unrealized losses	(142)	(1,330)	(5,055)

Fair value	$98,254	$91,625	$104,146

Held-to-maturity investment securities increased by $4.8 million, or 5.2%, compared to December 31, 2000, but decreased by $11.4 million, or 10.5%, compared to June 30, 2000.

Available-for-Sale

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:

	June 30,	December 31,	June 30,
	2001	2000	2000

	(in thousands)
Amortized cost	$2,140,191	$1,948,029	$1,995,924

Unrealized gains	29,216	15,934	7,397

Unrealized losses	(5,218)	(3,183)	(24,967)

Fair value	$2,164,189	$1,960,780	$1,978,354

Gross realized gains and losses on available-for-sale investment securities for the six months ended June 30, 2001 and 2000 were as follows:

	2001	2000

	(in thousands)
Realized gains	$19,987	$18

Realized losses	(51)	(49)

Securities gains (losses), net	$19,936	$(31)

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. Realized gains on the sale of investment securities for the six months ended June 30, 2001 include $18.5 million in pre-tax gain on the sale of Concord stock. This gain is in addition to the $41.3 million pre-tax gain recognized upon recordation of the Concord stock as an available-for-sale security. See section below, “Concord Security Gain,” for more information.

Concord Security Gain

The $41.3 million pre-tax securities gain that was recognized in the first quarter of 2001 relates to the merger between Star System, Inc. (“Star”) and Concord EFS, Inc. (“Concord”) on February 1, 2001. All of the outstanding shares of Star were exchanged for Concord shares in the merger. Prior to that merger, BancWest’s shares of Star Systems, Inc., were reported on our Consolidated Balance Sheet in other assets due to certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at June 30, 2001, December 31, 2000 and June 30, 2000:

	June 30, 2001		December 31, 2000		June 30, 2000

	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Commercial, financial and agricultural	$2,452,008	16.9%	$2,604,590	18.6%	$2,514,516	18.8%

Real estate:

Commercial	2,799,894	19.3	2,618,312	18.7	2,544,947	19.0

Construction	414,143	2.9	405,542	2.9	400,704	3.0

Residential:

Insured, guaranteed or conventional	1,786,392	12.2	1,919,017	13.7	1,916,442	14.3

Home equity credit lines	443,747	3.1	441,150	3.2	444,124	3.3

Total real estate loans	5,444,176	37.5	5,384,021	38.5	5,306,217	39.6

Consumer	4,110,766	28.3	3,599,954	25.8	3,346,504	25.0

Lease financing	2,187,144	15.0	2,038,516	14.6	1,875,605	14.0

Foreign	334,537	2.3	344,750	2.5	342,470	2.6

Total loans and leases	14,528,631	100.0%	13,971,831	100.0%	13,385,312	100.0%

Less allowance for credit losses	191,698		172,443		169,340

Total net loans and leases	$14,336,933		$13,799,388		$13,215,972

Total loans and leases to:

Total assets		75.2%		75.7%		75.0%

Total earning assets		86.0%		86.4%		85.3%

Total deposits		99.4%		98.9%		99.1%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At June 30, 2001, total net loans and leases were $14.3 billion, representing increases of 3.9% and 8.5% over December 31, 2000 and June 30, 2000, respectively. The increase in loans and leases as of June 30, 2001, as compared to June 30, 2000, was primarily due to increases in real estate-commercial loans, consumer loans and lease financing, primarily in our Bank of the West operating segment. Also contributing to the increase in loans and leases in the Bank of the West operating segment were the loans acquired with the branches in Nevada and New Mexico. The increase was partially offset by decreases in commercial and real estate-residential loan categories in our First Hawaiian operating segment.

Commercial, financial and agricultural loans as of June 30, 2001 decreased $152.6 million, or 5.9%, over December 31, 2000, and decreased $62.5 million, or 2.5%, over June 30, 2000. The Company continues its efforts to diversify its loan and lease portfolio, both geographically and by industry, with credit extensions on the mainland United States accounting for the majority of the increase in loan and lease balances and the geographic and industry diversification during the six months ended June 30, 2001.

Commercial real estate loans increased $181.6 million, or 6.9%, from December 31, 2000, and increased $254.9 million, or 10.0%, from June 30, 2000. The increase over the past twelve months was primarily due to the growth in our Bank of the West operating segment.

LOANS AND LEASES, Continued

Consumer loans as of June 30, 2001 increased $510.8 million, or 14.2%, over December 31, 2000, and $764.3 million, or 22.8%, over June 30, 2000. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. The increase in consumer loans at June 30, 2001 as compared to December 31, 2000 and June 30, 2000 was primarily a result of growth in our Bank of the West operating segment on the mainland United States.

Lease financing as of June 30, 2001 increased $148.6 million, or 7.3%, over December 31, 2000, and $311.5 million, or 16.6%, over June 30, 2000. The increase in lease financing from June 30, 2000 was primarily due to an increase in the automobile lease portfolio in our Bank of the West operating segment. The increase in lease financing at June 30, 2001, as compared to December 31, 2000, was primarily due to increases on the mainland United States.

Our foreign loans are principally in Guam and Saipan. Foreign loans as of June 30, 2001 decreased $10.2 million, or 3.0%, compared to December 31, 2000, with approximately 93% domiciled in Guam and Saipan.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At June 30, 2001, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

DEPOSITS

Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At June 30, 2001, total deposits were $14.6 billion, an increase of 8.2% over June 30, 2000. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, including the newly-acquired branches in Nevada and New Mexico, and various deposit product programs that we initiated.

The decrease in nearly all of the rates paid on deposits reflects falling rates in 2001 following the rising interest rate environment for most of 2000, caused primarily by actions of the Federal Reserve’s Open Market Committee. The 75-basis-point total increase in the benchmark Federal Funds rate in 2000 was followed by six sharp and rapid decreases in the first six months of 2001 totaling 275 basis points. The rates paid on deposits reflect this rapidly changing interest rate environment at different speeds, due to the repricing characteristics of each type of deposit. Time deposits, which generally reprice more slowly than other deposits, do not yet fully reflect the sharp decreases in interest rates implemented in 2001, while interest-bearing and savings deposits, which can be repriced more rapidly, are more reflective of the current decrease in the interest rate environment. The deposits in the foreign category are a mixture of time, savings and other interest-bearing deposits; therefore, its rate reflects both types of repricing characteristics. Additional information on our average deposit balances and rates paid is provided in the table on pages 16 and 17.

NONPERFORMING ASSETS

Nonperforming assets at June 30, 2001, December 31, 2000 and June 30, 2000 are as follows:

	June 30,	December 31,	June 30,
	2001	2000	2000

	(dollars in thousands)
Nonperforming Assets:

Nonaccrual:

Commercial, financial and agricultural	$55,609	$42,089	$18,201

Real estate:

Commercial	19,060	15,331	27,140

Construction	119	403	678

Residential:

Insured, guaranteed, or conventional	9,887	11,521	14,848

Home equity credit lines	—	—	463

Total real estate loans	29,066	27,255	43,129

Consumer	3,111	3,257	2,199

Lease financing	12,180	6,532	5,768

Foreign	5,116	5,496	4,724

Total nonaccrual loans and leases	105,082	84,629	74,021

Restructured:

Commercial, financial and agricultural	1,091	927	927

Real estate:

Commercial	3,923	7,055	9,791

Construction	—	—	8,774

Residential:

Insured, guaranteed, or conventional	337	937	1,108

Total real estate loans	4,260	7,992	19,673

Total restructured loans and leases	5,351	8,919	20,600

Total nonperforming loans and leases	110,433	93,548	94,621

Other real estate owned and repossessed personal property	21,467	27,479	27,800

Total nonperforming assets	$131,900	$121,027	$122,421

Past due loans and leases(1):

Commercial, financial and agricultural	$9,230	$6,183	$4,489

Real estate:

Commercial	382	1,987	2,772

Construction	136	—	583

Residential:

Insured, guaranteed, or conventional	4,052	3,387	4,925

Home equity credit lines	305	499	525

Total real estate loans	4,875	5,873	8,805

Consumer	2,792	3,719	2,434

Lease financing	194	113	104

Foreign	965	1,321	786

Total past due loans and leases	$18,056	$17,209	$16,618

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):

Excluding past due loans and leases	.91%	.86%	.91%

Including past due loans and leases	1.03%	.99%	1.04%

Nonperforming assets to total assets (end of period):

Excluding past due loans and leases	.68%	.66%	.69%

Including past due loans and leases	.78%	.75%	.78%

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

NONPERFORMING ASSETS, Continued

Nonperforming assets at June 30, 2001 were $131.9 million, or .91% of total loans and leases and other real estate owned and repossessed personal property (“OREO”), compared to .91% at June 30, 2000. Nonperforming assets at June 30, 2001 were .68% of total assets, compared to .69% at June 30, 2000.

Nonperforming assets at June 30, 2001 increased by $10.9 million, or 9.0%, from December 31, 2000. The increase in the nonaccrual commercial, financial and agricultural loans was primarily due to a $12.7 million commercial credit to a West Coast franchise operator domiciled with our Bank of the West operating segment. The decreases in nonaccrual real estate — commercial and residential loans were attributable to the transfer of nonaccrual loans and leases to OREO, payoffs, partial paydowns and a partial write-down of certain nonaccrual loans and leases. These decreases were partially offset by increases in the lease financing components of nonaccrual loans and leases, primarily due to our growing lease volumes in this category. The increase in nonperforming loans and leases was partially offset by a decrease in OREO, primarily in the First Hawaiian operating segment.

Nonperforming assets at June 30, 2001 increased by $9.5 million, or 7.7%, from June 30, 2000. The increase was primarily attributable to increases in nonaccrual commercial, financial and agricultural loans and lease financing loans, which were partially offset by decreases in all components of nonaccrual real estate loans and restructured real estate — commercial loans.

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

While the majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans, certain pastdue consumer loans and leases are not placed on nonaccrual status, because they are charged off upon reaching a predetermined delinquency status varying from 120 to 180 days, depending on product type.

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

Other than the loans listed, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan under existing terms.

Loans past due 90 days or more and still accruing interest totaled $18.1 million at June 30, 2001, an increase of $1.4 million, or 8.7%, from June 30, 2000. Loans past due 90 days or more and still accruing interest increased by $847,000, or 4.9%, from December 31, 2000 to June 30, 2001. The increase is primarily due to higher commercial, financial and agricultural loan delinquencies, which were partially offset by decreases in real estate, consumer and foreign loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

The improvement in Hawaii’s economic condition is one of the factors that has led to the decrease in nonperforming assets in the First Hawaiian operating segment.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2001		2000		2001		2000

	(dollars in thousands)
Loans and leases outstanding (end of period)	$14,528,631		$13,385,312		$14,528,631		$13,385,312

Average loans and leases outstanding	$14,401,157		$13,156,686		$14,274,044		$12,906,009

Allowance for credit losses:

Balance at beginning of period	$186,246		$162,666		$172,443		$161,418

Loans and leases charged off:

Commercial, financial and agricultural	6,169		906		16,825		2,889

Real estate:

Commercial	70		817		469		1,108

Construction	—		1,170		—		2,355

Residential	467		1,506		1,534		3,177

Consumer	9,560		6,372		18,224		13,178

Lease financing	4,189		1,893		7,187		4,102

Foreign	273		210		875		522

Total loans and leases charged off	20,728		12,874		45,114		27,331

Recoveries on loans and leases previously charged off:

Commercial, financial and agricultural	200		720		347		829

Real estate:

Commercial	16		78		66		95

Construction	66		24		197		32

Residential	186		234		386		543

Consumer	1,848		1,729		3,547		3,345

Lease financing	493		460		995		1,054

Foreign	221		53		481		175

Total recoveries on loans and leases previously charged off	3,030		3,298		6,019		6,073

Net charge-offs	(17,698)		(9,576)		(39,095)		(21,258)

Provision for credit losses	23,150		16,250		58,350		29,180

Balance at end of period	$191,698		$169,340		$191,698		$169,340

Net loans and leases charged off to average loans and leases	.49	%(1)	.29	%(1)	.55	%(1)	.33	%(1)

Net loans and leases charged off to allowance for credit losses	37.03	%(1)	22.74	%(1)	41.13	%(1)	25.24	%(1)

Allowance for credit losses to total loans and leases (end of period)	1.32%		1.27%		1.32%		1.27%

Allowance for credit losses to nonperforming loans and leases (end of period):

Excluding 90 days past due accruing loans and leases	1.74x		1.79x		1.74x		1.79x

Including 90 days past due accruing loans and leases	1.49x		1.52x		1.49x		1.52x

(1)	Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

The provision for credit losses for the first six months of 2001 was $58.4 million, an increase of $29.2 million, or 100.0%, over the same period in 2000. The increase in the provision for credit losses for the first six months of 2001 over the same period in 2000 primarily reflects the larger loan portfolio resulting from our continued loan volume growth, higher charge-offs and certain macroeconomic and other factors discussed below.

The provision for credit losses is based upon our judgment as to the adequacy of the allowance for credit losses (the “Allowance”) to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system utilized ten different principal risk categories where “1” is “no risk” and “10” is “loss.” Risk parameters were established so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 2.9% of total loans and leases at June 30, 2001), Hawaii commercial real estate, health care, hotel and agricultural loans. We have also reduced our exposure in the Asia-Pacific region from $101.0 million at December 31, 1997 to $45.2 million at June 30, 2001. These outstanding loans are collateralized by Hawaii real estate and letters of credit.

•	Restricted Participation in Syndicated National Credits. In addition to the back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. Recently, we began a program to reduce our outstanding commitments and balances in these types of credits. Total shared national credits and media finance loans outstanding fell by 25% between December 31, 2000 and June 30, 2001. At June 30, 2001, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 4%.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 66% of our lease financing portfolio and 23% of our combined lease financing and consumer loans at June 30, 2001), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values we set aside reserves to fully cover the uninsured portion.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

Although we have taken substantial effort to attempt to mitigate risk within our loan portfolio, a confluence of events in the first six months of 2001 has made it prudent to increase our provision for credit losses. While we have not specifically identified credits that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets on pages 21 and 22), certain events make it probable that there are losses inherent in our portfolio. These events include:

•	The rapid and sharp economic slowdown in certain key sectors of the United States economy, in particular manufacturing and technology. This slowdown is aggravated in one of our principal markets, California, by a recurring energy supply problem.

•	The steep decline in the equity markets in the United States experienced in the first six months of 2001 has erased a substantial portion of household net worth that was accumulated throughout most of the 1990s. The decline could affect our portfolio in the form of increased charge-offs and nonaccrual loans in the coming months.

•	As evidenced by the continuing reduction of key interest rates by the Federal Reserve, the economic vitality of the United States does not appear to be rapidly rebounding as had been earlier hoped. Although conditions may have stabilized, the slowdown in growth has already negatively impacted employment, with large-scale corporate layoffs. Although originally expected in the second half of 2001, current economic data does not yet provide indications of a robust recovery.

•	The purchase of 30 branches in Nevada and New Mexico necessitated additional provision for credit losses.

Charge-offs were $45.1 million for the first six months of 2001, an increase of $17.8 million, or 65.1%, over the same period in 2000. The increase was primarily due to charge-offs in the commercial, financial and agricultural loans, consumer loans and lease financing in the first six months of 2001. In particular, the charge-offs in the first six months of 2001 were higher than in the same period of 2000 due to the write-off of $4.4 million in agricultural credits in the Pacific Northwest, the write-off of commercial, financial and agricultural loans totaling $4.7 million and $2.5 million for commercial fraud-related losses.

For the first six months of 2001, recoveries decreased slightly by $54,000, or .9%, compared to the same period in 2000. The decrease in recoveries was primarily in the commercial, financial and agricultural loans and in lease financing.

The Allowance decreased to 1.74 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at June 30, 2001 from 1.79 times at June 30, 2000. The decrease in the ratio is principally due to an increase in nonperforming loans and leases as mentioned above. In part, the additional provision for credit losses results from the higher charge-offs we have experienced in the first six months of 2001. The additional provision for credit losses is necessary to adequately maintain our allowance for the inherent losses within our portfolio that result from the macroeconomic factors described above.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at June 30, 2001. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and those specific items mentioned above in particular and make necessary adjustments to the Allowance accordingly.

NONINTEREST INCOME

     The following table reflects the key components of the change in noninterest income for the three and six months ended June 30, 2001, as compared to the same periods in 2000:

	2001	2000	% Change

	(in thousands)
Three months ended June 30,

Service charges on deposit accounts	$22,573	$18,445	22.4%

Trust and investment services income	8,083	8,723	(7.3)

Other service charges and fees	20,198	18,480	9.3

Securities gains (losses), net	19,936	(31)	N/M

Other	9,006	12,591	(28.5)

Total noninterest income	$79,796	$58,208	37.1%

Six months ended June 30,

Service charges on deposit accounts	$43,009	$35,437	21.4%

Trust and investment services income	17,210	17,783	(3.2)

Other service charges and fees	38,572	36,468	5.8

Securities gains (losses), net	61,236	(31)	N/M

Other	18,268	18,588	(1.7)

Total noninterest income	$178,295	$108,245	64.7%

N/M — Not Meaningful

As the table above shows in more detail, noninterest income increased by 37.1% and 64.7% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Factors causing the increases include the following:

•	The Concord stock securities gain was primarily responsible for the increase in securities gains for the three and six months ended June 30, 2001.

•	The increases in service charges on deposit accounts for the three and six months ended June 30, 2001, compared to the same periods in 2000, were primarily due to higher levels of deposits resulting from the expansion of our customer deposit base predominately in our Bank of the West operating segment, including the deposits from the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.

•	The increases in other service charges and fees for the three and six months ended June 30, 2001, compared to the same periods in 2000, were primarily due to: (1) higher merchant services fees, due to higher fee charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; and (3) higher miscellaneous service fees.

•	The decrease in other noninterest income in the three months ended June 30, 2001 as compared to the same period in 2000, was primarily due to the receipt of $5 million in termination fees related to the previous plan to acquire branches that were to be divested under the terminated Zions Bancorporation and First Security Corporation merger in the second quarter of 2000. In addition, in the second quarter of 2000, we recorded the gain on a sale of a surplus facility of $1.2 million.

NONINTEREST EXPENSE

     The following table reflects the key components of the change in noninterest expense for the three and six months ended June 30, 2001 as compared to the same periods in 2000:

	2001	2000	% Change

	(in thousands)
Three months ended June 30,

Salaries and wages	$51,390	$45,219	13.6%

Employee benefits	18,844	13,914	35.4

Occupancy expense	17,006	15,559	9.3

Outside services	11,999	12,091	(.8)

Intangible amortization	11,136	9,162	21.5

Equipment expense	7,558	7,158	5.6

Stationery and supplies	5,293	5,074	4.3

Advertising and promotion	3,957	4,325	(8.5)

Other	20,533	22,941	(10.5)

Total noninterest expense	$147,716	$135,443	9.1%

Six months ended June 30,

Salaries and wages	$100,767	$90,557	11.3%

Employee benefits	36,817	27,761	32.6

Occupancy expense	33,241	30,916	7.5

Outside services	23,502	24,130	(2.6)

Intangible amortization	21,420	18,302	17.0

Equipment expense	15,090	14,344	5.2

Stationery and supplies	9,693	9,779	(.9)

Advertising and promotion	8,290	8,404	(1.4)

Restructuring, integration and other nonrecurring costs	3,935	—	N/M

Other	45,049	42,827	5.2

Total noninterest expense	$297,804	$267,020	11.5%

N/M — Not Meaningful

As the table above shows in more detail, noninterest expense increased by 9.1% and 11.5% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Factors causing the increase include the following:

•	The increases in salaries and wages were primarily due to increased staffing as a result of the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

•	The increases in employee benefits were primarily due to: (1) higher employee benefits due to increased staffing as a result of the Nevada and New Mexico branch acquisitions and (2) higher incentive benefits. Also, the change from the prior years was greater due to lower net periodic pension benefit credits in 2001.

•	The increases in intangible amortization were due to the Nevada and New Mexico branch acquisitions. We recorded an additional $111 million in goodwill and core deposit intangibles at acquisition.

•	Restructuring, integration and other nonrecurring costs related to the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.

•	For the six months ended June 30, 2001, the increase in other noninterest expense, as compared to the same period in 2000, was primarily due to a $5 million charitable contribution made to the First Hawaiian Foundation, a charitable arm of First Hawaiian that supports nonprofit and community organizations in the markets where it operates. For the three-month period ended June 30, 2001, other noninterest expense was lower compared to the same period in 2000, primarily due to $3.0 million in expenses related to the planned acquisition of divested branches resulting from the terminated merger of Zions Bancorporation and First Security Corporation recognized in 2000.

INCOME TAXES

The Company’s effective income tax rates (exclusive of the tax equivalent adjustment) for the three and six months ended June 30, 2001 were 38.7% and 39.3%, as compared to 42.1% and 41.9%, respectively, for the same periods in 2000. The decrease in the effective income tax rate was primarily due to the benefit of the donation to First Hawaiian Foundation of Concord stock, certain benefits related to restricted stock and settlement of state tax audits.

ACCOUNTING DEVELOPMENTS

We have a substantial amount of intangible assets, mainly goodwill and core deposit intangibles, that stem primarily from the BancWest Merger and the Nevada and New Mexico branch acquisitions. The amortization of these intangible assets has a significant effect on our net income and earnings per share, among other items, as measured under current generally accepted accounting principles. FASB has recently issued two pronouncements SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 2 to the Consolidated Financial Statements on page 7 for further information.

In summary, SFAS No. 141 and SFAS No. 142 will end the amortization of goodwill and instead require review of the goodwill’s carrying value for impairment. SFAS No. 141 may apply to goodwill that may arise out of the proposed acquisition of the Company by BNP Paribas. SFAS No. 142 may apply to existing goodwill recorded prior to July 1, 2001. The provisions of SFAS No.142 are effective as of January 1, 2002. The adoption of SFAS No. 142 would have a significant effect on our earnings and related profitability ratios. Had the provisions of SFAS No. 142 been adopted for the first six months of 2001, our net income would increase by approximately $14 million due to the after-tax effect of the cessation of the amortization of goodwill.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 17.3% of total assets at June 30, 2001 compared to 17.6% at December 31, 2000. Additional information related to our off-balance-sheet instruments at December 31, 2000 and 1999 is included in Note 23 to the Consolidated Financial Statements on pages 66 and 67 of our 2000 Report on Form 10-K. There have been no material changes to our off-balance-sheet instruments since December 31, 2000.

Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cashflows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans.

We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the six-months ended June 30, 2001 increased 7.2% to $14.3 billion, over the year-ended December 31, 2000, primarily due to continued expansion of our customer base in the Western United States and a rebound in the economy of Hawaii. Average total deposits funded 74.3% of average total assets for the six months ended June 30, 2001 and 76% for the year ended December 31, 2000.

We also obtain short-term liquidity from ready access to regional and national wholesale funding sources, including issuing our own commercial paper, purchasing federal funds, selling securities under agreements to repurchase, arraying lines of credit from other banks and obtaining credit facilities from the Federal Home Loan Banks. Additional information on short-term borrowings is provided in Note 10 to the Consolidated Financial Statements on pages 55 and 56 of our 2000 Report on Form 10-K. Offshore deposits in the international market provide another available source of funds.

Funds taken in the intermediate- and longer-term markets are structured to avoid concentration of maturities and to reduce refinancing risk. We also attempt to diversify the types of instruments issued to avoid undue reliance on any one market.

Liquidity for the parent company is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets.

CAPITAL

Stockholders’ equity was $2.081 billion at June 30, 2001, an increase of 4.6% over $1.989 billion at December 31, 2000. Compared to June 30, 2000, stockholders’ equity at June 30, 2001 increased by $178.2 million, or 9.4%. The increase was primarily due to net income for the respective periods, less dividends paid.

Under regulations established to ensure capital adequacy, the Company is required to maintain minimum amounts of Tier 1 and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of June 30, 2001 are set forth below:

			For Capital
	Actual		Adequacy Purposes

	Amount	Ratio	Amount	Ratio

	(in thousands)		(in thousands)
Tier 1 Capital to Risk-Weighted Assets	$1,586,380	9.30%	$682,458	4.00%

Total Capital to Risk-Weighted Assets	$1,928,078	11.30%	$1,364,915	8.00%

Tier 1 Capital to Average Assets	$1,586,380	8.55%	$742,424	4.00%

As of June 30, 2001, the Company’s depository institution subsidiaries were categorized as well-capitalized under the applicable federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must have a Tier 1 risk-based capital ratio of 6.00% or greater, a total risk-based capital ratio of 10.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

The net interest income of the Company is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment.

The Asset/Liability Committees of the Company and its major subsidiary companies are responsible for managing interest rate risk. The frequency of meetings of the Asset/Liability Committees generally range from monthly to quarterly. Recommendations for changes to a particular subsidiary’s interest rate profile, should they be deemed necessary and exceed established policies, are made to their respective Board of Directors. Other than loans and leases that are originated and held for sale and commitments to purchase and sell foreign currencies and mortgage-backed securities, the Company’s interest rate derivatives and other financial instruments are not entered for trading purposes.

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT, Continued

The Company models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up and down of 100 and 200 basis points each. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g. periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Off-balance-sheet instruments such as interest rate swaps, swaptions, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (“flat rate scenario”) to determine the level of interest rate risk at that time.

The projected impact of 100 and 200 basis-point increases and decreases in interest rates on the Company’s consolidated net interest income over the next 12 months beginning July 1 and January 1, 2001 is shown below:

(dollars in millions)	+ 2%	+1%	Flat	-1%	-2%

July 1, 2001

Net Interest Income	$846.7	$859.2	$855.9	$846.1	$830.5

Difference from flat	$(9.2)	$3.3	$—	$(9.8)	$(25.4)

% variance	(1.1)%	0.4%	—%	(1.1)%	(3.0)%

January 1, 2001

Net Interest Income	$816.9	$829.2	$825.2	$811.0	$793.6

Difference from flat	$(8.3)	$4.0	$—	$(14.2)	$(31.6)

% variance	(1.0)%	0.5%	—%	(1.7)%	(3.8)%

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve and spreads between benchmarks rates.

SIGNIFICANT ASSUMPTIONS UTILIZED AND INHERENT LIMITATIONS

     The significant net interest income changes for each interest rate scenario presented above include assumptions based on accelerating or decelerating mortgage prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers’ behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be predicted with certainty (e.g. prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on April 19, 2001, the stockholders voted on the following matters:

(a)	Election by holders of Common Stock of four Non-Class A Directors for a term of three years expiring in 2004, or until their successors are elected and qualified:

	Votes

Name	For	Withheld

Dr. Julia Ann Frohlich	60,789,155	1,865,778

Bert T. Kobayashi, Jr.	60,693,421	1,961,511

Fred C. Weyand	60,607,327	2,047,605

Robert C. Wo	60,780,715	1,874,218

There were no abstentions

     The following persons continue as Non-Class A Directors:

Expiration of
Director	Term of Office

Walter A. Dods, Jr.	2002

Paul Mullin Ganley	2002

Dr. Fujio Matsuda	2002

John W. A. Buyers	2003

David M. Haig	2003

John A. Hoag	2003

John K. Tsui	2003

(b)	Election by holders of Class A Common Stock of three Class A Directors for a term of three years expiring in 2004, or until their successors are elected and qualified:

	Votes

Name	For	Withheld

Robert A. Fuhrman	56,074,874	–

Pierre Mariani	56,074,874	–

Rodney R. Peck	56,074,874	–

     The following persons continue as Class A Directors:

Expiration of
Director	Term of Office

Jacques Ardant	2002

Edouard A. Sautter (appointed to fill seat previously held by Yves Martrenchar)	2002

Don J. McGrath	2002

Michel Larrouilh	2003

Joël Sibrac	2003

Jacques Henri Wahl	2003

(c)	Proposal to increase the number of authorized shares of Common Stock and of Class A Common Stock: for — 114,448,174, against — 4,135,148, abstained — 146,472, unvoted — 16.

(d)	Proposal to increase the number of shares available for grants under the 1998 Stock Incentive Plan: for — 107,649,220, against — 5,517,617, abstained — 357,069, unvoted — 5,205,904.

(e)	Proposal to approve certain material terms of the Long-Term Incentive Plan, so as to make certain awards tax deductible: for — 115,373,655, against — 3,136,459, abstained — 219,682, unvoted — 14.

(f)	Proposal to elect PricewaterhouseCoopers LLP as the auditor of the Company: for — 117,473,989, against — 1,105,593, abstained — 150,219, unvoted — 9.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 2	Agreement and Plan of Merger, dated as of May 8,2001, as Amended and Restated as of July 19, 2001, by and among BancWest Corporation, a Delaware corporation, BNP Paribas, a société anonyme or limited liability banking company organized under the laws of the Republic of France, and Chauchat L.L.C., a Delaware limited liability company (incorporated by reference to Exhibit 2 to Report on Form 8-K filed July 20, 2001)

Exhibit 10.26	Amendment No. 3 to BancWest Corporation Deferred Compensation Plan.*

Exhibit 12	Statement regarding computation of ratios.

*Management contract or compensatory plan or arrangement.

Reports on Form 8-K	Report on Form 8-K filed April 17, 2001 reporting under Item 9 the issuance of Supplemental Quarterly Financial Data concerning first quarter earnings.

Report on Form 8-K filed May 11, 2001 reporting under Item 5 the execution of a definitive Agreement and Plan of Merger dated as of May 8, 2001 among the Company, BNP Paribas and Chauchat L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

Date August 13, 2001	By	/s/ Howard H. Karr

Howard H. Karr Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

2	Agreement and Plan of Merger, dated as of May 8, 2001, as Amended and Restated as of July 19, 2001, by and among BancWest Corporation, a Delaware corporation, BNP Paribas, a société anonyme or limited liability banking company organized under the laws of the Republic of France, and Chauchat L.L.C., a Delaware limited liability company (incorporated by reference to Exhibit 2 to Report on Form 8-K filed July 20, 2001)

10.26	Amendment No.3 to BancWest Corporation Deferred Compensation Plan.*

12	Statement regarding computation of ratios.

*Management contract or compensatory plan or arrangement.