Form 10-Q
period 2001-09-30
BANCWEST CORP/HI
filed 2001-11-13
CIK 36377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes  [X]      No  [   ]

The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2001 was:

Class	Outstanding

Common Stock, $1.00 Par Value Class A Common Stock, $1.00 Par Value	68,757,459 Shares 56,074,874 Shares

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2001, December 31, 2000 and September 30, 2000	2-3
Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000	4
Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2001 and 2000	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	6
Notes to Consolidated Financial Statements	7-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 6. Exhibits and Reports on Form 8-K	31
SIGNATURES	32
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,	September 30,
	2001	2000	2000

	(in thousands)
Assets
Cash and due from banks	$851,996	$873,599	$652,126
Interest-bearing deposits in other banks	102,518	5,972	158,722
Federal funds sold and securities purchased under agreements to resell	65,000	307,100	348,700
Investment securities:
Held-to-maturity	92,535	92,940	99,905
Available-for-sale	2,299,659	1,960,780	1,920,127
Loans and leases:
Loans and leases	14,912,144	13,971,831	13,565,820
Less allowance for credit losses	188,717	172,443	171,386

Net loans and leases	14,723,427	13,799,388	13,394,434

Premises and equipment, net	286,034	276,012	274,178
Customers’ acceptance liability	1,301	1,080	667
Core deposit intangible, net	70,783	56,640	58,865
Goodwill, net	665,952	599,139	605,428
Other real estate owned and repossessed personal property	22,610	27,479	31,300
Other assets	572,398	456,937	428,129

Total assets	$19,754,213	$18,457,066	$17,972,581

Liabilities and Stockholders’ Equity
Deposits:
Domestic:
Interest-bearing	$11,149,942	$10,899,009	$10,671,848
Noninterest-bearing	3,255,521	2,955,880	2,853,278
Foreign	263,267	273,250	318,897

Total deposits	14,668,730	14,128,139	13,844,023

Federal funds purchased and securities sold under agreements to repurchase	881,526	577,620	458,581
Other short-term borrowings	146,370	91,448	102,502
Acceptances outstanding	1,301	1,080	667
Other liabilities	886,292	786,863	736,640
Long-term debt	780,067	632,423	783,628
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	250,000	250,000	100,000

Total liabilities	$17,614,286	$16,467,573	$16,026,041

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	September 30,	December 31,	September 30,
	2001	2000	2000

	(in thousands)
Stockholders’ equity:
Preferred stock, par value $1 per share Authorized and unissued - 50,000,000 shares	$—	$—	$—
Class A common stock, par value $1 per share
Authorized - 150,000,000 shares in 2001 and 75,000,000 shares in 2000
Issued - 56,074,874 shares in 2001 and 2000	56,075	56,075	56,075
Common stock, par value $1 per share
Authorized - 400,000,000 shares in 2001 and 200,000,000 shares in 2000
Issued - 71,105,402, 71,041,450 and 71,037,884 shares at September 30, 2001, December 31, 2000 and September 30, 2000, respectively	71,105	71,041	71,038
Surplus	1,127,633	1,125,652	1,124,931
Retained earnings	890,577	770,350	735,330
Accumulated other comprehensive income, net	32,282	7,601	(4,020)
Treasury stock, at cost - 2,347,943, 2,565,581 and 2,383,705 shares at September 30, 2001, December 31, 2000 and September 30, 2000, respectively	(37,745)	(41,226)	(36,814)

Total stockholders’ equity	2,139,927	1,989,493	1,946,540

Total liabilities and stockholders’ equity	$19,754,213	$18,457,066	$17,972,581

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(in thousands, except number of shares and per share data)
Interest income
Interest and fees on loans	$255,318	$263,955	$775,160	$748,538
Lease financing income	37,623	32,549	109,591	95,000
Interest on investment securities:
Taxable interest income	35,087	34,229	101,838	102,868
Exempt from Federal income taxes	118	136	355	632
Other interest income	3,184	7,197	16,797	16,674

Total interest income	331,330	338,066	1,003,741	963,712

Interest expense
Deposits	92,405	120,389	318,687	330,200
Short-term borrowings	8,571	10,220	28,683	37,554
Long-term debt	18,953	17,617	56,909	40,117

Total interest expense	119,929	148,226	404,279	407,871

Net interest income	211,401	189,840	599,462	555,841
Provision for credit losses	15,950	14,800	74,300	43,980

Net interest income after provision for credit losses	195,451	175,040	525,162	511,861

Noninterest income
Service charges on deposit accounts	22,575	19,263	65,584	54,700
Trust and investment services income	7,780	9,451	24,990	27,234
Other service charges and fees	19,983	18,093	58,555	54,561
Securities gains (losses), net	1	(28)	61,237	(59)
Other	10,822	6,788	29,090	25,376

Total noninterest income	61,161	53,567	239,456	161,812

Noninterest expense
Salaries and wages	52,283	46,652	153,050	137,209
Employee benefits	18,086	13,559	54,903	41,320
Occupancy expense	16,676	15,836	49,917	46,752
Outside services	11,878	11,001	35,380	35,131
Intangible amortization	11,129	9,141	32,549	27,443
Equipment expense	7,638	7,310	22,728	21,654
Restructuring, integration and other nonrecurring costs	—	—	3,935	—
Other	30,994	27,980	94,026	88,990

Total noninterest expense	148,684	131,479	446,488	398,499

Income before income taxes	107,928	97,128	318,130	275,174
Provision for income taxes	44,279	40,316	126,793	114,949

Net income	$63,649	$56,812	$191,337	$160,225

Per share data(1) :
Basic earnings	$.51	$.46	$1.53	$1.29

Diluted earnings	$.50	$.45	$1.51	$1.28

Cash dividends	$.19	$.17	$.57	$.51

Average shares outstanding(1)	124,821,087	124,708,668	124,745,613	124,665,611

(1)	Per share data and average shares outstanding were computed on a combined basis using average Class A common stock and common stock.

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
	Class A				Other
	Common	Common		Retained	Comprehensive	Treasury
	Stock	Stock	Surplus	Earnings	Income, net	Stock	Total

	(in thousands, except per share data)
Balance, December 31, 2000	$56,075	$71,041	$1,125,652	$770,350	$7,601	$(41,226)	$1,989,493
Comprehensive income:
Net income	—	—	—	191,337	—	—	191,337
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	24,681	—	24,681

Comprehensive income	—	—	—	191,337	24,681	—	216,018

Issuance of common stock	—	64	(95)	—	—	—	(31)
Incentive Plan for Key Executives	—	—	30	—	—	—	30
Issuance of treasury stock under Stock Incentive Plan	—	—	2,046	—	—	3,481	5,527
Cash dividends ($.57 per share)	—	—	—	(71,110)	—	—	(71,110)

Balance, September 30, 2001	$56,075	$71,105	$1,127,633	$890,577	$32,282	$(37,745)	$2,139,927

Balance, December 31, 1999	$51,630	$75,419	$1,124,512	$638,687	$(9,873)	$(37,645)	$1,842,730
Comprehensive income:
Net income	—	—	—	160,225	—	—	160,225
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	5,853	—	5,853

Comprehensive income	—	—	—	160,225	5,853	—	166,078

Conversion of common stock to Class A common stock	4,445	(4,445)	—	—	—	—	—
Issuance of common stock	—	64	492	—	—	—	556
Incentive Plan for Key Executives	—	—	(2)	—	—	58	56
Issuance of treasury stock under Stock Incentive Plan	—	—	(71)	—	—	773	702
Cash dividends ($.51 per share)	—	—	—	(63,582)	—	—	(63,582)

Balance, September 30, 2000	$56,075	$71,038	$1,124,931	$735,330	$(4,020)	$(36,814)	$1,946,540

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2001	2000

	(in thousands)
Cash flows from operating activities:
Net income	$191,337	$160,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	74,300	43,980
Net gain on disposition of assets	—	(1,218)
Depreciation and amortization	58,618	52,791
Income taxes	89,153	82,648
Decrease (increase) in interest receivable	7,645	(12,353)
Increase (decrease) in interest payable	(42,857)	11,743
Increase in prepaid expenses	(6,595)	(12,428)
Restructuring, integration and other nonrecurring costs	3,935	—
Other	(2,688)	423

Net cash provided by operating activities	372,848	325,811

Cash flows from investing activities:
Net increase in interest-bearing deposits in other banks	(96,546)	(149,587)
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	467,100	(277,600)
Proceeds from maturity of held-to-maturity investment securities	33,321	42,963
Purchase of held-to-maturity investment securities	(32,916)	—
Proceeds from maturity of available-for-sale investment securities	1,175,871	391,753
Purchase of available-for-sale investment securities	(1,475,902)	(444,213)
Proceeds from sale of available-for-sale investment securities	—	10,054
Proceeds from sale of Concord stock	45,359	—
Purchase of bank owned life insurance	(107,459)	—
Net increase in loans and leases to customers	(774,030)	(1,087,738)
Net cash provided by acquisitions	632,965	—
Purchase of premises and equipment	(15,898)	(11,213)
Other	(1,256)	(810)

Net cash used in investing activities	(149,391)	(1,526,391)

Cash flows from financing activities:
Net increase (decrease) in deposits	(685,948)	966,071
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	303,906	(26,507)
Net increase in other short-term borrowings	54,922	83,613
Proceeds from long-term debt, net	147,644	81,836
Cash dividends paid	(71,110)	(63,582)
Proceeds from issuance (payments on exercise) of common stock options	(31)	556
Proceeds from issuance of treasury stock	5,557	758

Net cash provided by (used in) financing activities	(245,060)	1,042,745

Net decrease in cash and due from banks	(21,603)	(157,835)
Cash and due from banks at beginning of period	873,599	809,961

Cash and due from banks at end of period	$851,996	$652,126

Supplemental disclosures:
Interest paid	$440,600	$396,128

Income taxes paid	$37,640	$32,301

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$7,467	$15,645

Loans made to facilitate the sale of other real estate owned	$3,838	$3,700

In connection with branch acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$14,682	$—
Cash received	632,965	—

Liabilities assumed	$647,647	$—

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

     Consolidation

     The consolidated financial statements of the Company include the accounts of BancWest Corporation (“BWE”) and its wholly-owned subsidiaries: Bank of the West and its wholly-owned subsidiaries (“Bank of the West”); First Hawaiian Bank and its wholly-owned subsidiaries (“First Hawaiian”); FHL Lease Holding Company, Inc. and its wholly-owned subsidiary; First Hawaiian Capital I; BancWest Capital I; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

     Reclassifications

     The 2000 Consolidated Financial Statements were reclassified in certain respects to conform to the 2001 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2.	New Pronouncements

     In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (a replacement of SFAS No. 125). This statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for the recognition and reclassification of collateral and for disclosure relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company’s Consolidated Financial Statements.

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

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Company is currently evaluating the effects of applying the provisions of SFAS No. 141 in the accounting and reporting for the proposed acquisition of the Company by BNP Paribas. The acquisition, subject to regulatory approval, is expected to be consummated in the fourth quarter of 2001.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The scope of SFAS No. 144 excludes goodwill and other non-amortizable intangible assets to be held and used as well as goodwill associated with a reporting unit to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Common Stock Information

     The following is a reconciliation of the numerators and denominators used to calculate the Company’s basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,

	2001			2000

	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except number of shares and per share data)
Basic:
Net income	$63,649	124,821,087	$.51	$56,812	124,708,668	$.46
Effect of dilutive securities -
Stock Incentive Plan options	—	2,377,360	—	—	425,256	—

Diluted:
Net income and assumed conversions	$63,649	127,198,447	$.50	$56,812	125,133,924	$.45

	Nine Months Ended September 30,

	2001			2000

	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except number of shares and per share data)
Basic:
Net income	$191,377	124,745,613	$1.53	$160,225	124,665,611	$1.29
Effect of dilutive securities -
Stock Incentive Plan options	—	1,976,730	—	—	263,227	—

Diluted:
Net income and assumed conversions	$191,377	126,722,343	$1.51	$160,225	124,928,838	$1.28

4.	Impaired Loans

     The following table summarizes impaired loan information as of and for the nine months ended September 30, 2001 and 2000 and as of and for the year ended December 31, 2000:

	September 30, 2001	December 31, 2000	September 30, 2000

	(in thousands)
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	$101,049	$77,518	$68,415
Impaired loans with no related allowance for credit losses calculated under SFAS No. 114	11,133	35,358	13,004

Impaired loans	$112,182	$112,876	$81,419

Total allowance for credit losses on impaired loans	$25,772	$14,702	$14,744
Average impaired loans	123,718	93,572	88,742
Interest income recognized on impaired loans	1,535	5,099	2,986

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

BancWest Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Merger with BancWest Corporation and Related Matters

     On November 1, 1998, we consummated the merger (the “BancWest Merger”) of the former BancWest Corporation, parent company of Bank of the West, with and into First Hawaiian, Inc. (“FHI”). FHI, the surviving corporation in the BancWest Merger, changed its name to BancWest Corporation on November 1, 1998.

     We recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.5 million in 1998. In connection with recording these costs, we recorded a liability of $11.3 million in 1998, of which $2.5 million remained accrued as of December 31, 2000. During the first nine months of 2001, we reduced this liability by $1.4 million related to excess leased commercial properties. As of September 30, 2001, $1.1 million related to excess leased commercial properties remained accrued, which will be fully amortized by December 2002.

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

     On May 31, 2001, we signed a definitive agreement to acquire Union Bank of California’s loan and deposit accounts in Guam and Saipan. We will assume branch deposits (approximately $200 million) and buy various loans from the branches. We expect to complete that acquisition in the fourth quarter of 2001.

7.	Operating Segments

     As of September 30, 2001, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily on the mainland United States. The First Hawaiian segment operates primarily in the State of Hawaii.

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

     The tables below present information about our operating segments as of or for the three and nine months ended September 30, 2001 and 2000, respectively:

	Three Months Ended September 30,

	Bank of	First		Reconciling	Consolidated
	the West	Hawaiian	Other	Items	Totals

	(in millions)
2001
Net interest income	$130	$85	$(4)	$—	$211
Net income	35	30	(1)	—	64
Segment assets	12,839	7,462	3,455	(4,002)	19,754
2000
Net interest income	$107	$84	$(1)	$—	$190
Net income	29	29	(1)	—	57
Segment assets	10,643	7,301	2,836	(2,807)	17,973

	Nine Months Ended September 30,

	Bank of	First		Reconciling	Consolidated
	the West	Hawaiian	Other	Items	Totals

	(in millions)
2001
Net interest income	$362	$248	$(11)	$—	$599
Net income	104	94	(7)	—	191
Segment assets	12,839	7,462	3,455	(4,002)	19,754
2000
Net interest income	$314	$246	$(4)	$—	$556
Net income	82	83	(5)	—	160
Segment assets	10,643	7,301	2,836	(2,807)	17,973

The reconciling items in the tables above are primarily intercompany eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. BancWest’s forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local political, economic and market conditions; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving financial services business; (7) the impact of the September 11th attacks, subsequent economic repercussions and military actions on the economy in BancWest’s market, particularly on tourism in Hawaii, Guam and Saipan; (8) action by regulators that may result in the delay or denial of approvals of pending acquisitions or impose burdensome conditions in connection with such approvals; (9) customer or employee attrition following commencement of pending transactions; (10) delay or difficulty in completing branch and account conversions on Guam and Saipan; (11) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (12) whether expected revenue enhancements and cost savings are realized within expected time frames; (13) whether Bank of the West is successful in retaining and further developing loan, deposit, customer and employee relationships relating to its recently acquired Nevada and New Mexico branches; (14) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (15) our reliance on third parties to provide certain critical services, including data processing; (16) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies; (17) technological changes; (18) other risks and uncertainties discussed in this document or detailed from time to time in other Securities and Exchange Commission filings that we make, including our 2000 Annual Report on Form 10-K; and (19) management’s ability to manage risks that result from these and other factors.

BancWest’s forward-looking statements are based on management’s current views about future events. These statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

GAAP, OPERATING AND CASH EARNINGS

We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles (“GAAP”), as well as on an operating basis before merger-related, integration and other nonrecurring costs and/or the effects of the amortization of intangible assets. We refer to the results as “operating” and “cash” earnings, respectively. Operating earnings, cash earnings and operating cash earnings (the combination of the effect of adjustments for both cash and operating results), as well as information calculated from them and related discussions, are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results excluding the effects of discrete business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the Company as management views it. Operating earnings and cash earnings should not be viewed as a substitute for net income and earnings per share, among other gauges of performance, as determined in accordance with GAAP. Merger-related, integration and other nonrecurring costs, amortization of intangible assets and other items excluded from net income to derive operating and cash earnings may be significant and may not be comparable to those of other companies.

BNP PARIBAS ACQUISITION AGREEMENT

BancWest Corporation, BNP Paribas, and Chauchat L.L.C., a Delaware limited liability company and wholly-owned subsidiary of BNP Paribas, entered into a definitive Agreement and Plan of Merger, dated as of May 8, 2001, and on July 19, 2001 amended and restated that agreement. Pursuant to the merger agreement, Chauchat L.L.C. will merge with and into BancWest, with BancWest as the surviving corporation, and BancWest will become a wholly-owned subsidiary of BNP Paribas. As a result of the merger, (i) each issued and outstanding share of BancWest common stock (other than shares owned by BancWest or any wholly-owned subsidiary of BancWest will be converted into the right to receive $35.00 in cash and (ii) each issued and outstanding share of BancWest Class A common stock will remain outstanding. During the third quarter of 2001, stockholders of BancWest Corporation voted overwhelmingly to accept the merger agreement. Consummation of the merger is subject to receipt of requisite regulatory approval from the Federal Reserve Board and completion of a 15-day waiting period thereafter. The amended merger agreement and a related press release were filed with a Report on Form 8-K on July 20, 2001. Among other things, the amended merger agreement permits BancWest to pay a prorata dividend to holders of BancWest common stock under specified circumstances.

BancWest Corporation and Subsidiaries

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(dollars in thousands, except per share data)
Earnings and Dividends:
Net income	$63,649	$56,812	$191,337	$160,225
Cash dividends	23,716	21,202	71,110	63,582
Per Share Data:
Diluted earnings	$.50	$.45	$1.51	$1.28
Cash dividends	.19	.17	.57	.51
Book value (at September 30)			17.14	15.61
Market price (NYSE close at September 30)			34.93	19.44
Selected Financial Ratios:
Return on average total assets (ROA)			1.33%	1.23%
Return on average stockholders’ equity (ROE)			12.37	11.37
Net interest margin (taxable-equivalent basis)			4.69	4.77
Allowance for credit losses to total loans and leases (at September 30)			1.27	1.26
Nonperforming assets to total assets (at September 30)			.64	.67
Allowance for credit losses to nonperforming loans and leases (at September 30)			1.81x	1.93x
Non-GAAP Information(1)
Operating earnings(2)	$63,649	$56,812	$193,679	$160,225
Cash earnings(3)	72,969	64,985	218,918	184,766
Operating cash earnings(2),(3)	72,969	64,985	221,260	184,766
Per Share Data (Diluted):
Operating earnings(2)	$.50	$.45	$1.53	$1.28
Cash earnings(3)	.58	.52	1.73	1.48
Operating cash earnings(2),(3)	.58	.52	1.75	1.48
Selected Financial Ratios:
Operating return on average total assets (ROA)(2)			1.35%	1.23%
Return on average tangible assets(4)			1.60	1.48
Operating return on average stockholders’ equity (ROE)(2)			12.53	11.37
Return on average tangible stockholders’ equity(4)			22.26	20.48

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operation.
(2)	Excluding after-tax restructuring, integration and other nonrecurring costs of $2,342,000 in the first quarter of 2001.
(3)	Excluding amortization of goodwill and core deposit intangible.
(4)	Defined as operating cash earnings as a percentage of average total assets or average stockholders’ equity minus average goodwill and core deposit intangible.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the three and nine months ended September 30, 2001 to the same period in 2000:

	2001		2000	% Change

	(in thousands)
Three months ended September 30,
Net income	$63,649		$56,812	12.0%

Non-GAAP income:
Cash earnings(1)	72,969		64,985	12.3
Nine months ended September 30,
Net income	$191,337	(3)	$160,225	19.4%

Non-GAAP income:
Operating earnings(2)	193,679	(3)	160,225	20.9
Cash earnings(1)	218,918	(3)	184,766	18.5
Operating cash earnings(1),(2)	221,260	(3)	184,766	19.8

(1)	Excluding after-tax amortization of goodwill and core deposit intangibles.
(2)	Excluding after-tax integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.
(3)	Includes $14.9 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, net income and cash earnings for the nine months ended September 30, 2001 were $176.4 million and $204.0 million, respectively. Operating earnings and operating cash earnings, excluding the net after-tax effect of the aforementioned items, were $178.8 million and $206.3 million, respectively.

Net income and cash earnings increased for the three months ended September 30, 2001 compared to the same period in 2000, primarily due to higher net interest income, resulting from higher average earning assets and a lower rate paid on funding sources. Also, contributing to the increase in our net income and cash earnings in the third quarter of 2001 over the same period in 2000 was increased contribution from our Bank of the West operating segment, including operations from our newly-acquired branches in Nevada and New Mexico. Higher noninterest income, primarily from increased fee income on deposit accounts and a gain on the sale of a leveraged lease of approximately $4 million, also positively affected net income and cash earnings in the quarter.

The increases in net income, operating earnings, cash earnings and operating cash earnings for the first nine months of 2001 compared to the same period in 2000 were primarily due to a $59.8 million pre-tax gain stemming from the sale of Concord stock. We received stock of Concord due to Concord’s acquisition of Star Systems, Inc. In addition to the Concord security gain, revenue increased because of higher net interest income, primarily from the growth in loans and leases in the mainland United States, increased investment securities, a lower rate paid on funding sources, contribution from 30 newly-acquired branches in Nevada and New Mexico in 2001 and increased noninterest income. These increases were partially offset by a $32.8 million (pre-tax) additional provision for credit losses, a donation to a private charitable foundation of $5 million (pre-tax) and other nonrecurring items totaling $398,000 (pre-tax). Considered together, the after-tax net effect of the Concord security gain, the additional provision for credit losses, the charitable contribution and the other nonrecurring items added $14.9 million to our net income, operating earnings, cash earnings and operating cash earnings for the nine months ended September 30, 2001. Also partially offsetting the increase in revenue were higher noninterest expenses primarily related to the expansion of our loan and deposit base.

NET INCOME, Continued

The following table shows diluted earnings, operating earnings, cash earnings and operating cash earnings per share for the three and nine months ended September 30, 2001 compared to the same periods in 2000. All per share data have been calculated to include both common and Class A common shares.

	2001		2000	% Change

Three months ended September 30,
Diluted earnings	$.50		$.45	11.1%

Non-GAAP earnings per share:
Diluted cash earnings(1)	.58		.52	11.5
Nine months ended September 30,
Diluted earnings	$1.51	(2)	$1.28	18.0%

Non-GAAP earnings per share:
Diluted operating earnings(3)	1.53	(2)	1.28	19.5
Diluted cash earnings(1)	1.73	(2)	1.48	16.9
Diluted operating cash earnings(1),(3)	1.75	(2)	1.48	18.2

(1)	Excluding after-tax amortization of goodwill and core deposit intangibles.
(2)	Includes $14.9 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, the first nine months of 2001 earnings and cash earnings per share were $1.39 and $1.61, respectively. In the first nine months of 2001, operating earnings and operating cash earnings per share were $1.41 and $1.63, respectively, excluding the aforementioned items.
(3)	Excluding after-tax integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

NET INCOME, Continued

The table below shows the return on average total assets, the return on average tangible assets, the return on average stockholders’ equity and the return on average tangible stockholders’ equity for the first nine months of 2001 compared to the same period in 2000. The return on average tangible assets is defined as operating cash earnings as a percentage of average total tangible assets. The return on average tangible stockholders’ equity is defined as operating cash earnings as a percentage of average stockholders’ equity minus average goodwill and core deposit intangibles.

	2001	2000	% Change

Return on average total assets	1.33%	1.23%	8.1%
Return on average stockholders’ equity	12.37	11.37	8.8
Non-GAAP returns:
Operating return on average total assets(1)	1.35	1.23	9.8
Return on average tangible assets(1)	1.60	1.48	8.1
Operating return on average stockholders’ equity(1)	12.53	11.37	10.2
Return on average tangible stockholders’ equity(1)	22.26	20.48	8.7

(1)	Ratios are computed excluding after-tax integration costs related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

The increases in the above returns were a result of the higher profitability of our earning assets and stockholders’ equity, with revenues increasing at a faster pace than expenses for the first nine months of 2001 compared to the same period in 2000.

NET INTEREST INCOME

The following table compares net interest income on a taxable-equivalent basis for the three and nine months ended September 30, 2001 to the same periods in 2000:

	2001	2000	% Change

	(in thousands)
Three months ended September 30,
Net interest income	$211,490	$189,920	11.4%
Nine months ended September 30,
Net interest income	$599,704	$556,189	7.8%

The increase in net interest income for the three months ended September 30, 2001 over the same period in 2000 was primarily due to an increase in average earning assets of 8.5%, or $1.4 billion, and a 95-basis-point decrease (1% equals 100 basis points) in the rate paid on funding sources, partially offset by an 84-basis-point decline in the yield on average earning assets. In addition, lower cost of funds resulted from higher average noninterest-bearing deposits, which increased by $435.8 million, or 15.8%, in the third quarter of 2001 over the same period in 2000.

The increase in net interest income for the nine months ended September 30, 2001 over the same period in 2000 was primarily due to an increase in average earning assets of 9.8%, or $1.5 billion, and a 34-basis-point decline in the rate paid on funding sources, partially offset by a 42-basis-point decline in the yield on average earning assets. The lower cost of funds is also a result of higher average noninterest-bearing deposits, which increased by $420.1 million, or 15.7%, in the first nine months of 2001 over the same period in 2000.

NET INTEREST INCOME, Continued

The following table compares the net interest margin for the three and nine months ended September 30, 2001 to the same periods in 2000:

			Change
	2001	2000	(Basis Points)

Three months ended September 30,
Yield on average earning assets	7.57%	8.41%	(84)
Rate paid on funding sources	2.74	3.69	(95)

Net interest margin	4.83	4.72	11
Nine months ended September 30,
Yield on average earning assets	7.85%	8.27%	(42)
Rate paid on funding sources	3.16	3.50	(34)

Net interest margin	4.69	4.77	(8)

In the three-month period ended September 30, 2001, as compared to the same period in 2000, the net interest margin increased by 11 basis points, primarily due to the decline in the rate paid on funding sources of 95 basis points, partially offset by a decrease in the yield on average earning assets of 84 basis points. The effects of the continuing reduction of key interest rates by the Federal Reserve are primarily responsible for the decline in yields and rates.

The decrease in the net interest margin in the first nine months of 2001 as compared to the same period in 2000 is primarily due to the 42-basis-point decrease in the yield on average earning assets, reflecting a rapidly changing interest rate environment over the last 12 months. The Federal Reserve’s benchmark Federal Funds rate has changed eleven times in the period from January 2000 through September 2001, with eight decreases in the first nine months of 2001. For further discussions of the impact that the changing interest environment has had on the rate paid on deposits, see page 20. The decrease in the yield on average earning assets of 42 basis points in the first nine months of 2001, as compared to the same period in 2000, was partially offset by the 34-basis-point decrease in the rate paid on funding sources.

The increase in average noninterest-bearing deposits in the three and nine months ended September 30, 2001 as compared to the same period in 2000, also positively impacted the net interest margin, by lowering our cost of funds. The percentage of average noninterest-bearing deposits to total average deposits increased to 22.0% and 21.5% over 20.5% and 20.3%, for the three and nine months ended September 30, 2001 and 2000, respectively.

The following table compares average earning assets, average loans and leases and average interest-bearing deposits and liabilities for the three and nine months ended September 30, 2001 to the same periods in 2000:

	2001	2000	% Change

	(in thousands)
Three months ended September 30,
Average earning assets	$17,367,337	$16,002,309	8.5%
Average loans and leases	14,716,138	13,510,874	8.9
Average interest-bearing deposits and liabilities	13,334,194	12,435,081	7.2
Nine months ended September 30,
Average earning assets	$17,090,717	$15,566,504	9.8%
Average loans and leases	14,423,028	13,109,103	10.0
Average interest-bearing deposits and liabilities	13,206,102	12,164,305	8.6

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

The increase in average interest-bearing deposits and liabilities was primarily due to an increase in interest-bearing deposits and long-term debt and capital securities. Expansion of our customer deposit base, primarily from our Bank of the West operating segment, including the branches acquired in Nevada and New Mexico, contributed to the increase.

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

	Three Months Ended September 30,						Nine Months Ended September 30,

	2001			2000			2001			2000

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$169,667	$1,725	4.04%	$178,460	$3,031	6.76%	$229,834	$8,662	5.04%	$203,344	$9,731	6.39%
Federal funds sold and securities purchased under agreements to resell	162,860	1,459	3.55	248,986	4,166	6.66	228,572	8,135	4.76	144,355	6,943	6.42
Investment securities(2)	2,318,672	35,294	6.04	2,063,989	34,444	6.64	2,209,283	102,433	6.20	2,109,702	103,845	6.58
Loans and leases(3),(4)	14,716,138	292,941	7.90	13,510,874	296,505	8.73	14,423,028	884,753	8.20	13,109,103	843,541	8.60

Total earning assets	17,367,337	331,419	7.57	16,002,309	338,146	8.41	17,090,717	1,003,983	7.85	15,566,504	964,060	8.27

Nonearning assets	2,133,788			1,810,921			2,133,398			1,826,462

Total assets	$19,501,125			$17,813,230			$19,224,115			17,392,966

(1)	Annualized.
(2)	Average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.
(3)	Nonaccruing loans and leases have been included in the computations of average loan and lease balances.
(4)	Interest income for loans and leases included loan fees of $9,457 and $28,157 for the three and nine months ended September 30, 2001, respectively, and $8,521 and $24,059 for the three and nine months ended September 30, 2000, respectively.

	Three Months Ended September 30,						Nine Months Ended September 30,

	2001			2000			2001

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$317,809	$501	0.63%	$288,582	$773	1.07%	$314,154	$1,638	0.70%
Savings	4,605,005	21,505	1.85	4,085,986	25,875	2.52	4,496,959	70,392	2.09
Time	6,236,199	68,945	4.39	6,154,669	91,178	5.89	6,304,724	241,409	5.12
Foreign	194,846	1,454	2.96	223,019	2,563	4.57	197,158	5,248	3.56

Total interest-bearing deposits	11,353,859	92,405	3.23	10,752,256	120,389	4.45	11,312,995	318,687	3.77
Short-term borrowings	951,671	8,571	3.57	748,458	11,850	6.30	869,247	28,683	4.41
Long-term debt and capital securities	1,028,664	18,953	7.31	934,367	15,987	6.81	1,023,860	56,909	7.43

Total interest-bearing deposits and liabilities	13,334,194	119,929	3.57	12,435,081	148,226	4.74	13,206,102	404,279	4.09

Interest rate spread			4.00%			3.67%			3.76%

Noninterest-bearing deposits	3,202,541			2,766,730			3,101,415
Other liabilities	866,530			695,527			849,366

Total liabilities	17,403,265			15,897,338			17,156,883
Stockholders’ equity	2,097,860			1,915,892			2,067,232

Total liabilities and stockholders’ equity	$19,501,125			$17,813,230			$19,224,115

Net interest income and margin on earning assets		211,490	4.83%		189,920	4.72%		599,704	4.69%

Tax equivalent adjustment		89			80			242

Net interest income		$211,401			$189,840			$599,462

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30,

	2000

		Interest
	Average	Income/	Yield/
	Balance	Expense	Rate(1)

	(dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$289,703	$2,705	1.25%
Savings	4,061,257	73,067	2.40
Time	5,962,663	247,938	5.55
Foreign	205,082	6,490	4.23

Total interest-bearing deposits	10,518,705	330,200	4.19
Short-term borrowings	839,188	37,553	5.98
Long-term debt and capital securities	806,412	40,118	6.65

Total interest-bearing deposits and liabilities	12,164,305	407,871	4.48

Interest rate spread			3.79%

Noninterest-bearing deposits	2,681,287
Other liabilities	664,635

Total liabilities	15,510,227
Stockholders’ equity	1,882,739

Total liabilities and stockholders’ equity	$17,392,966

Net interest income and margin on earning assets		556,189	4.77%

Tax equivalent adjustment		348

Net interest income		$555,841

(1)	Annualized.

INVESTMENT SECURITIES

Held-to-Maturity

The following table presents the amortized cost, unrealized gains and losses, and fair values of held-to-maturity investment securities as of the dates indicated:

	September 30,	December 31,	September 30,
	2001	2000	2000

	(in thousands)
Amortized cost	$92,535	$92,940	$99,905
Unrealized gains	2,575	15	—
Unrealized losses	—	(1,330)	(2,876)

Fair value	$95,110	$91,625	$97,029

Held-to-maturity investment securities decreased by $405,000, or .4%, compared to December 31, 2000 and by $7.4 million, or 7.4%, compared to September 30, 2000, principally due to maturities of the investment securities.

Available-for-Sale

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:

	September 30,	December 31,	September 30,
	2001	2000	2000

	(in thousands)
Amortized cost	$2,241,681	$1,948,029	$1,925,264
Unrealized gains	58,272	15,934	8,280
Unrealized losses	(294)	(3,183)	(13,417)

Fair value	$2,299,659	$1,960,780	$1,920,127

Gross realized gains and losses on available-for-sale investment securities for the nine months ended September 30, 2001 and 2000 were as follows:

	2001	2000

	(in thousands)
Realized gains	$19,987	$38
Realized losses	(51)	(97)

Securities gains (losses), net	$19,936	$(59)

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. Realized gains on the sale of investment securities for the nine months ended September 30, 2001 include $18.5 million in pre-tax gain on the sale of Concord stock in the second quarter of 2001. This gain is in addition to the $41.3 million pre-tax gain recognized upon recordation of the Concord stock as an available-for-sale security. See section below, “Concord Security Gain,” for more information.

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

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at September 30, 2001, December 31, 2000 and September 30, 2000:

	September 30, 2001		December 31, 2000		September 30, 2000

	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Commercial, financial and agricultural	$2,442,545	16.4%	$2,604,590	18.6%	$2,475,096	18.2%
Real estate:
Commercial	2,857,111	19.1	2,618,312	18.7	2,548,303	18.8
Construction	416,368	2.8	405,542	2.9	430,765	3.2
Residential:
Insured, guaranteed or conventional	1,771,280	11.9	1,919,017	13.7	1,929,500	14.2
Home equity credit lines	437,963	2.9	441,150	3.2	443,635	3.3

Total real estate loans	5,482,722	36.7	5,384,021	38.5	5,352,203	39.5

Consumer	4,341,508	29.1	3,599,954	25.8	3,462,373	25.5
Lease financing	2,290,689	15.4	2,038,516	14.6	1,931,934	14.2
Foreign	354,680	2.4	344,750	2.5	344,214	2.6

Total loans and leases	14,912,144	100.0%	13,971,831	100.0%	13,565,820	100.0%

Less allowance for credit losses	188,717		172,443		171,386

Total net loans and leases	$14,723,427		$13,799,388		$13,394,434

Total loans and leases to:
Total assets		75.5%		75.7%		75.5%
Total earning assets		86.3%		86.4%		85.2%
Total deposits		101.7%		98.9%		98.0%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At September 30, 2001, total net loans and leases were $14.7 billion, representing increases of 6.7% and 9.9% over December 31, 2000 and September 30, 2000, respectively. The increase in loans and leases as of September 30, 2001, as compared to September 30, 2000, was primarily due to increases in real estate-commercial loans, consumer loans and lease financing, primarily in our Bank of the West operating segment. Also contributing to the increase in loans and leases in the Bank of the West operating segment were the loans acquired with the branches in Nevada and New Mexico. The increase was partially offset by decreases in commercial and real estate-residential loan categories in our First Hawaiian operating segment.

Commercial, financial and agricultural loans as of September 30, 2001 decreased $162.0 million, or 6.2%, compared to December 31, 2000, and decreased $32.6 million, or 1.3%, compared to September 30, 2000. The decrease in this category was primarily in our First Hawaiian operating segment due to a planned reduction in syndicated national credits.

Real estate-commercial loans increased $238.8 million, or 9.1%, from December 31, 2000, and increased $308.8 million, or 12.1%, from September 30, 2000. The increase over the past twelve months was primarily due to the growth in our Bank of the West operating segment.

LOANS AND LEASES, Continued

Consumer loans as of September 30, 2001 increased $741.6 million, or 20.6%, over December 31, 2000, and $879.1 million, or 25.4%, over September 30, 2000. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. The increase in consumer loans at September 30, 2001 as compared to December 31, 2000 and September 30, 2000 was primarily a result of growth in our Bank of the West operating segment on the mainland United States.

Lease financing as of September 30, 2001 increased $252.2 million, or 12.4%, over December 31, 2000, and $358.8 million, or 18.6%, over September 30, 2000. The increase in lease financing from September 30, 2000 was primarily due to an increase in the automobile lease portfolio in our Bank of the West operating segment. The increase in lease financing at September 30, 2001, as compared to December 31, 2000, was primarily due to increases on the mainland United States.

Our foreign loans are principally in Guam and Saipan. Foreign loans as of September 30, 2001 increased $9.9 million, or 2.9%, compared to December 31, 2000, with approximately 92% domiciled in Guam and Saipan.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At September 30, 2001, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

DEPOSITS

Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At September 30, 2001, total deposits were $14.7 billion, an increase of 6.0% over September 30, 2000. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, including the newly-acquired branches in Nevada and New Mexico, and various deposit product programs that we initiated.

The decrease in all of the rates paid on deposits reflects falling rates in 2001 following the rising interest rate environment for most of 2000, caused primarily by actions of the Federal Reserve’s Open Market Committee. The 100-basis-point total increase in the benchmark Federal Funds rate in 2000 was followed by eight sharp and rapid decreases in the first nine months of 2001 totaling 350 basis points. The rates paid on deposits reflect this rapidly changing interest rate environment at different speeds, due to the repricing characteristics of each type of deposit. Time deposits, which generally reprice more slowly than other deposits, do not yet fully reflect the sharp decreases in interest rates implemented in 2001, while interest-bearing and savings deposits, which can be repriced more rapidly, are more reflective of the current decrease in the interest rate environment. The deposits in the foreign category are a mixture of time, savings and other interest-bearing deposits; therefore, its rate reflects both types of repricing characteristics. Additional information on our average deposit balances and rates paid is provided in the table on pages 16 and 17.

NONPERFORMING ASSETS

Nonperforming assets at September 30, 2001, December 31, 2000 and September 30, 2000 are as follows:

	September 30,	December 31,	September 30,
	2001	2000	2000

	(dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$44,026	$42,089	$18,874
Real estate:
Commercial	22,602	15,331	21,108
Construction	—	403	666
Residential:
Insured, guaranteed, or conventional	10,412	11,521	13,382
Home equity credit lines	—	—	566

Total real estate loans	33,014	27,255	35,722

Consumer	4,403	3,257	3,418
Lease financing	12,955	6,532	6,108
Foreign	4,932	5,496	5,241

Total nonaccrual loans and leases	99,330	84,629	69,363

Restructured:
Commercial, financial and agricultural	1,002	927	927
Real estate:
Commercial	3,348	7,055	9,593
Construction	—	—	7,649
Residential:
Insured, guaranteed, or conventional	337	937	1,108

Total real estate loans	3,685	7,992	18,350

Total restructured loans and leases	4,687	8,919	19,277

Total nonperforming loans and leases	104,017	93,548	88,640
Other real estate owned and repossessed personal property	22,610	27,479	31,300

Total nonperforming assets	$126,627	$121,027	$119,940

Past due loans and leases(1):
Commercial, financial and agricultural	$3,680	$6,183	$4,227
Real estate:
Commercial	1,554	1,987	2,206
Construction	3,551	—	—
Residential:
Insured, guaranteed, or conventional	3,215	3,387	3,472
Home equity credit lines	230	499	529

Total real estate loans	8,550	5,873	6,207

Consumer	2,262	3,719	2,549
Lease financing	201	113	254
Foreign	1,084	1,321	764

Total past due loans and leases	$15,777	$17,209	$14,001

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	.85%	.86%	.88%
Including past due loans and leases	.95%	.99%	.99%
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	.64%	.66%	.67%
Including past due loans and leases	.72%	.75%	.75%

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

NONPERFORMING ASSETS, Continued

Nonperforming assets at September 30, 2001 were $126.6 million, or .85%, of total loans and leases and other real estate owned and repossessed personal property (“OREO”), compared to .88% at September 30, 2000. Nonperforming assets at September 30, 2001 were .64% of total assets, compared to .67% at September 30, 2000.

Nonperforming assets at September 30, 2001 increased by $5.6 million, or 4.6%, from December 31, 2000. The increase in nonaccrual loans was primarily due to commercial, financial and agricultural loans, real estate-commercial loans and lease financing loans in our Bank of the West operating segment. The increase in nonperforming assets in the Bank of the West operating segment was primarily due to the growth in its loan portfolio. The increase in nonperforming assets in the Bank of the West operating segment was partially offset by lower nonperforming assets in the First Hawaiian operating segment.

Nonperforming assets at September 30, 2001 increased by $6.7 million, or 5.6%, from September 30, 2000. The increase was primarily attributable to increases in nonaccrual commercial, financial and agricultural loans and lease financing loans, which were partially offset by decreases in nearly all components of nonaccrual real estate loans and restructured real estate — commercial and construction loans.

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

Loans past due 90 days or more and still accruing interest totaled $15.8 million at September 30, 2001, an increase of $1.8 million, or 12.7%, from September 30, 2000. Loans past due 90 days or more and still accruing interest decreased by $1.4 million, or 8.3%, from December 31, 2000 to September 30, 2001. The decrease was primarily due to lower commercial, financial and agricultural loan and consumer loan delinquencies, which were partially offset by an increase in construction loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2001		2000		2001		2000

	(dollars in thousands)
Loans and leases outstanding (end of period)	$14,912,144		$13,565,820		$14,912,144		$13,565,820

Average loans and leases outstanding	$14,716,138		$13,510,874		$14,423,028		$13,109,103

Allowance for credit losses:
Balance at beginning of period	$191,698		$169,340		$172,443		$161,418

Loans and leases charged off:
Commercial, financial and agricultural	4,964		1,337		21,789		4,226
Real estate:
Commercial	527		1,448		996		2,556
Construction	—		1,125		—		3,480
Residential	1,021		1,633		2,555		4,810
Consumer	11,261		6,354		29,485		19,532
Lease financing	3,940		3,450		11,127		7,552
Foreign	252		553		1,127		1,075

Total loans and leases charged off	21,965		15,900		67,079		43,231

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	211		638		558		1,467
Real estate:
Commercial	13		31		79		126
Construction	88		9		285		41
Residential	53		226		439		769
Consumer	1,783		1,644		5,330		4,989
Lease financing	773		493		1,768		1,547
Foreign	113		105		594		280

Total recoveries on loans and leases previously charged off	3,034		3,146		9,053		9,219

Net charge-offs	(18,931)		(12,754)		(58,026)		(34,012)

Provision for credit losses	15,950		14,800		74,300		43,980

Balance at end of period	$188,717		$171,386		$188,717		$171,386

Net loans and leases charged off to average loans and leases	.51	%(1)	.38	%(1)	.54	%(1)	.35	%(1)
Net loans and leases charged off to allowance for credit losses	39.80	%(1)	29.60	%(1)	41.11	%(1)	26.51	%(1)
Allowance for credit losses to total loans and leases (end of period)	1.27%		1.26%		1.27%		1.26%
Allowance for credit losses to nonperforming loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	1.81x		1.93x		1.81x		1.93x
Including 90 days past due accruing loans and leases	1.58x		1.67x		1.58x		1.67x

(1)	Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

The provision for credit losses for the first nine months of 2001 was $74.3 million, an increase of $30.3 million, or 68.9%, over the same period in 2000. The increase in the provision for credit losses for the first nine months of 2001 over the same period in 2000 primarily reflects the larger loan portfolio resulting from our continued loan volume growth, higher charge-offs and certain macroeconomic and other factors discussed below.

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

Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system utilizes ten different principal risk categories where “1” is “no risk” and “10” is “loss.” Risk parameters are established so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 2.8% of total loans and leases at September 30, 2001), Hawaii commercial real estate and agricultural loans.

•	Restricted Participation in Syndicated National Credits. In addition to providing backup commercial paper facilities primarily to investment-grade companies, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. Recently, we began a program to reduce our outstanding commitments and balances in these types of credits. Total shared national credits and media finance loans outstanding fell by 25% between December 31, 2000 and September 30, 2001. At September 30, 2001, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 2%.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 67% of our lease financing portfolio and 23% of our combined lease financing and consumer loans at September 30, 2001), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values, we set aside reserves to fully cover the uninsured portion.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

Although we have taken substantial effort to attempt to mitigate risk within our loan portfolio, a confluence of events in the first nine months of 2001 has made it prudent to increase our provision for credit losses. While we have not specifically identified credits that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets on pages 21 and 22), certain events make it probable that there are losses inherent in our portfolio. These events include:

•	The rapid and sharp economic slowdown in certain key sectors of the United States economy, in particular, manufacturing and technology. The slowing conditions of the national and regional economies were further exacerbated by the unforeseen and devastating effects of the terrorist attacks on September 11, 2001. These external events may prove to be the catalyst for a longer and more severe economic downturn than was previously expected.

•	The steep decline of the equity markets in the United States in the first nine months of 2001 has erased a substantial portion of household net worth that was accumulated throughout most of the 1990s. The decline could affect our portfolio in the form of increased charge-offs and nonaccrual loans in the coming months.

•	As evidenced by the continuing reduction of key interest rates by the Federal Reserve and other enacted and contemplated fiscal measures, the economic vitality of the United States does not appear to be rapidly rebounding as had been earlier hoped. The events of September 11th have added further pressures to an already weakened economy. Evidence of a robust rebound prior to September 11th were not readily apparent. With the additional concerns created by the attacks, a rapid return to sustained economic growth appears unlikely.

•	The purchase of 30 branches in Nevada and New Mexico necessitated additional provision for credit losses.

•	The attacks on September 11th, the response of the United States military and the economic aftershocks caused by these events continue to broadly impact the national and regional economies. Due to measures that we took earlier in the year in response to deteriorating conditions prior to September 11th, our allowance for credit losses should be able to adequately absorb the initial effects of these events. However, we will continue to closely monitor the current and potential impact that this unfolding crisis has on our loan and lease portfolio. Worsening economic conditions may warrant additional amounts for the provision for credit losses in future periods.

Charge-offs were $67.1 million for the first nine months of 2001, an increase of $23.8 million, or 55.2%, over the same period in 2000. The increase was primarily due to charge-offs in commercial, financial and agricultural loans, consumer loans and lease financing in the first nine months of 2001. In particular, the charge-offs in the first nine months of 2001 were higher than in the same period of 2000 due to the write-off of $4.4 million in agricultural credits in the Pacific Northwest, the write-off of commercial, financial and agricultural loans totaling $6.3 million and $2.5 million for commercial fraud-related losses. In addition, the higher charge-offs resulted from the larger loan portfolio of our Bank of the West operating segment.

For the first nine months of 2001, recoveries decreased slightly by $166,000, or 1.8%, compared to the same period in 2000. The decrease in recoveries was primarily in commercial, financial and agricultural loans.

The Allowance decreased to 1.81 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at September 30, 2001 from 1.93 times at September 30, 2000. The decrease in the ratio is principally due to an increase in nonperforming loans and leases as mentioned previously. In part, the additional provision for credit losses results from the higher charge-offs we have experienced in the first nine months of 2001. The additional provision for credit losses is necessary to adequately maintain our Allowance for the inherent losses within our portfolio that result from the macroeconomic factors described above.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at September 30, 2001. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and those specific items mentioned above in particular and make necessary adjustments to the Allowance accordingly.

NONINTEREST INCOME

     The following table reflects the key components of the change in noninterest income for the three and nine months ended September 30, 2001, as compared to the same periods in 2000:

	2001	2000	% Change

	(in thousands)
Three months ended September 30,
Service charges on deposit accounts	$22,575	$19,263	17.2%
Trust and investment services income	7,780	9,451	(17.7)
Other service charges and fees	19,983	18,093	10.4
Securities gains (losses), net	1	(28)	N/M
Other	10,822	6,788	59.4

Total noninterest income	$61,161	$53,567	14.2%

Nine months ended September 30,
Service charges on deposit accounts	$65,584	$54,700	19.9%
Trust and investment services income	24,990	27,234	(8.2)
Other service charges and fees	58,555	54,561	7.3
Securities gains (losses), net	61,237	(59)	N/M
Other	29,090	25,376	14.6

Total noninterest income	$239,456	$161,812	48.0%

N/M — Not Meaningful.

     As the table above shows in more detail, noninterest income increased by 14.2% and 48.0% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Significant items include the following:

•	The Concord stock securities gain was primarily responsible for the increase in securities gains for the nine months ended September 30, 2001 as compared to the same period in 2000.

•	The increases in service charges on deposit accounts for the three and nine months ended September 30, 2001, compared to the same periods in 2000, were primarily due to higher levels of deposits resulting from the expansion of our customer deposit base predominately in our Bank of the West operating segment, including the deposits from the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.

•	The decrease in trust and investment services income for the three and nine months ended September 30, 2001, compared to the same periods in 2000, resulted primarily from decreased investment management fee income as a result of a lower valuation of investments under management.

•	The increases in other service charges and fees for the three and nine months ended September 30, 2001, compared to the same periods in 2000, were primarily due to: (1) higher merchant services fees, due to higher fee charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; and (3) higher miscellaneous service fees.

•	The increase in other noninterest income in the three and nine months ended September 30, 2001, as compared to the same periods in 2000, was primarily due to the approximately $4 million gain on sale of a leveraged lease in the third quarter of 2001. The increase for the nine-month period ended September 30, 2001, as compared to the same period in 2000, was partially offset by the receipt of $5 million in termination fees related to the previous plan to acquire branches that were to be divested under the terminated Zions Bancorporation and First Security Corporation merger in the second quarter of 2000. In addition, in the second quarter of 2000, we recorded the gain on a sale of a surplus facility of $1.2 million.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three and nine months ended September 30, 2001 as compared to the same periods in 2000:

	2001	2000	% Change

	(in thousands)
Three months ended September 30,
Salaries and wages	$52,283	$46,652	12.1%
Employee benefits	18,086	13,559	33.4
Occupancy expense	16,676	15,836	5.3
Outside services	11,878	11,001	8.0
Intangible amortization	11,129	9,141	21.7
Equipment expense	7,638	7,310	4.5
Stationery and supplies	5,188	5,230	(.8)
Advertising and promotion	4,400	3,993	10.2
Other	21,406	18,757	14.1

Total noninterest expense	$148,684	$131,479	13.1%

Nine months ended September 30,
Salaries and wages	$153,050	$137,209	11.5%
Employee benefits	54,903	41,320	32.9
Occupancy expense	49,917	46,752	6.8
Outside services	35,380	35,131	.7
Intangible amortization	32,549	27,443	18.6
Equipment expense	22,728	21,654	5.0
Stationery and supplies	14,881	15,009	(.9)
Advertising and promotion	12,690	12,397	2.4
Restructuring, integration and other nonrecurring costs	3,935	—	N/M
Other	66,455	61,584	7.9

Total noninterest expense	$446,488	$398,499	12.0%

N/M — Not Meaningful

As the table above shows in more detail, noninterest expense increased by 13.1% and 12.0% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Factors causing the increase include the following:

•	The increases in salaries and wages were primarily due to increased staffing as a result of the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

•	The increases in employee benefits were primarily due to: (1) higher employee benefits due to increased staffing as a result of the Nevada and New Mexico branch acquisitions and (2) higher incentive benefits. Also, the change from the prior years was greater due to lower net periodic pension benefit credits in 2001.

•	The increases in intangible amortization were due to the Nevada and New Mexico branch acquisitions. We recorded an additional $113 million in goodwill and core deposit intangibles at acquisition.

•	Restructuring, integration and other nonrecurring costs related to the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.

•	For the nine months ended September 30, 2001, the increase in other noninterest expense, as compared to the same period in 2000, was primarily due to a $5 million charitable contribution made to the First Hawaiian Foundation, a charitable arm of First Hawaiian that supports nonprofit and community organizations in the markets where it operates. The amount of the increase was partially offset by $3 million in expenses recognized in 2000 related to the planned acquisition of divested branches resulting from the terminated merger of Zions Bancorporation and First Security Corporation.

INCOME TAXES

The Company’s effective income tax rates (exclusive of the tax equivalent adjustment) for the three and nine months ended September 30, 2001 were 41.0% and 39.9%, as compared to 41.5% and 41.8%, respectively, for the same periods in 2000. The decrease in the effective income tax rate was primarily due to the benefit of the donation to First Hawaiian Foundation of Concord stock, certain benefits related to restricted stock and settlement of state tax audits.

ACCOUNTING DEVELOPMENTS

We have a substantial amount of intangible assets, mainly goodwill and core deposit intangibles, that stem primarily from the BancWest Merger and the Nevada and New Mexico branch acquisitions. The amortization of these intangible assets has a significant effect on our net income and earnings per share, among other items, as measured under current generally accepted accounting principles. FASB has recently issued two pronouncements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 2 to the Consolidated Financial Statements on page 7 for further information.

In summary, SFAS No. 141 and SFAS No. 142 will end the amortization of goodwill and instead require review of the goodwill’s carrying value for impairment. The provisions of SFAS No.142 are effective as of January 1, 2002. The adoption of SFAS No.142 would have a significant effect on our earnings and related profitability ratios. Had the provisions of SFAS No. 142 been adopted for the first nine months of 2001, our net income would increase by approximately $21 million due to the after-tax effect of the cessation of the amortization of goodwill.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 17.3% of total assets at September 30, 2001 compared to 17.6% at December 31, 2000.

Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cashflows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans.

We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the nine months ended September 30, 2001 increased 7.7% to $14.4 billion, over the year ended December 31, 2000, primarily due to continued expansion of our customer base in the Western United States and a rebound in the economy of Hawaii. Average total deposits funded 75% of average total assets for the nine months ended September 30, 2001 and 76% for the year ended December 31, 2000.

We also obtain short-term liquidity from ready access to regional and national wholesale funding sources, including issuing our own commercial paper, purchasing federal funds, selling securities under agreements to repurchase, arranging lines of credit from other banks and obtaining credit facilities from the Federal Home Loan Banks. Additional information on short-term borrowings is provided in Note 10 to the Consolidated Financial Statements on pages 55 and 56 of our 2000 Annual Report on Form 10-K. Offshore deposits in the international market provide another available source of funds.

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

CAPITAL

Stockholders’ equity was $2.140 billion at September 30, 2001, an increase of 7.6% over $1.989 billion at December 31, 2000. Compared to September 30, 2000, stockholders’ equity at September 30, 2001 increased by $193.4 million, or 9.9%. The increase was primarily due to net income for the respective periods, less dividends paid.

Capital adequacy regulations require the Company to maintain minimum amounts of Tier 1 and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of September 30, 2001 are set forth below:

			For Capital
	Actual		Adequacy Purposes

	Amount	Ratio	Amount	Ratio

(dollar amounts in thousands)
Tier 1 Capital to
Risk-Weighted Assets	$1,637,783	9.44%	$693,837	4.00%
Total Capital to
Risk-Weighted Assets	$1,966,500	11.34%	$1,387,764	8.00%
Tier 1 Capital to
Average Assets	$1,637,783	8.72%	$751,251	4.00%

As of September 30, 2001, the Company’s depository institution subsidiaries were categorized as well-capitalized under the applicable federal regulations regarding the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must have a Tier 1 risk-based capital ratio of 6.00% or greater, a total risk-based capital ratio of 10.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than our interest-earning assets (primarily loans and leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment.

The Asset/Liability Committees of the Company and its major subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies. Other than loans and leases that are originated and held for sale and commitments to purchase and sell foreign currencies and mortgage-backed securities, the Company’s interest rate derivatives and other financial instruments are not entered into for trading purposes.

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

The projected impact of 100 and 200 basis-point increases and decreases in interest rates on the Company’s consolidated net interest income over the 12 months beginning October 1 and January 1, 2001 is shown below:

	+2%	+1%	Flat	-1%	-2%

	(dollars in millions)
October 1, 2001
Net Interest Income	$900.7	$898.7	$894.2	$884.4	$863.8
Difference from flat	$6.5	$4.4	$—	$(9.8)	$(30.4)
% variance	.7%	.5%	—%	(1.1)%	(3.4)%
January 1, 2001
Net Interest Income	$816.9	$829.2	$825.2	$811.0	$793.6
Difference from flat	$(8.3)	$4.0	$—	$(14.2)	$(31.6)
% variance	(1.0)%	.5%	—%	(1.7)%	(3.8)%

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve and spreads between benchmark rates.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On September 20, 2001, BancWest held a special meeting of its stockholders to consider and vote upon the adoption of the Agreement and Plan of Merger, dated as of May 8, 2001, as Amended and Restated as of July 19, 2001, by and amongst BancWest, BNP Paribas and Chauchat L.L.C., pursuant to which, among other things: (1) a wholly-owned subsidiary of BNP Paribas will merge into BancWest with BancWest continuing as the surviving corporation (the “Merger”); (2) BancWest will cease to be an independent, publicly traded company and will become a wholly-owned subsidiary of BNP Paribas; (3) holders of BancWest common stock will be entitled to receive $35 in cash, without interest, for each share of common stock that they own; and (4) holders of Class A common stock will retain their shares as Class A common stock of the surviving corporation, in each case as more fully described in BancWest’s proxy statement for the special meeting. The following are the numbers and percentage of outstanding shares voted on the proposal to adopt the merger agreement: for - 107,018,650 (85.74%), against — 636,222 (.51%) and abstained — 138,842 (.11%).

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 10.27	Resolutions of the Board of Directors adopted September 20, 2001 amending the Company’s Defined Contribution Plan, Future Plan and Incentive Plan for Key Executives, and terminating its option plans, effective upon closing of the Company’s merger with Chauchat L.L.C.*

Exhibit 12	Statement regarding computation of ratios.

(b) Reports on Form 8-K	Report on Form 8-K filed July 17, 2001 reporting under Item 9 the issuance of Supplemental Quarterly Financial Data concerning first quarter earnings.
Report on Form 8-K filed July 20, 2001 reporting under Item 5 the amendment and restatement as of July 19, 2001 of the definitive Agreement and Plan of Merger among the Company, BNP Paribas and Chauchat L.L.C.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

Date	November 13, 2001	By	/s/ Howard H. Karr
Howard H. Karr Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.27	Resolutions of the Board of Directors adopted September 20, 2001 amending the Company’s Defined Contribution Plan, Future Plan and Incentive Plan for Key Executives, and terminating its option plans, effective upon closing of the Company’s merger with Chauchat L.L.C.*

12	Statement regarding computation of ratios.

*	Management contract or compensatory plan or arrangement.