Form 10-K
period 2001-12-31
BANCWEST CORP/HI
filed 2002-03-29
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2001

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

Registrant’s telephone number, including area code: (808) 525-7000

Securities registered pursuant to Section 12(b) of the Act:
9.50% Quarterly Income Preferred Securities

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

Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [N/A]

The aggregate market value of the common stock held by nonaffiliates of the registrant as of January 31, 2002 was $0.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2002 was:

Title of Class	Number of Shares Outstanding

Class A Common Stock, $0.01 Par Value	56,074,874 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:
None

PART I

Item 1. Business

BancWest Corporation

     BancWest Corporation, a Delaware corporation (“BancWest,” the “Corporation,” the “Company” or “we/our”), is a registered financial holding company under the Gramm-Leach-Bliley Act (the “GLBA”). As a financial holding company, we are allowed to acquire or invest in the securities of companies in a broad range of financial activities. The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank; First Hawaiian Bank (“First Hawaiian”), a State of Hawaii-chartered bank; FHL Lease Holding Company, Inc. (“FHL”), a financial services loan company; BancWest Capital I (“BWE Trust”) and First Hawaiian Capital I (“FH Trust”), both Delaware business trusts. Bank of the West, First Hawaiian, FHL, BWE Trust and FH Trust are wholly-owned subsidiaries of the Corporation. At December 31, 2001, the Corporation had consolidated total assets of $21.6 billion, total loans and leases of $15.2 billion, total deposits of $15.3 billion and total stockholder’s equity of $2 billion. Based on assets as of December 31, 2001, BancWest Corporation was the 32nd largest bank holding company in the United States.

     On December 20, 2001, Chauchat L.L.C., a Delaware limited liability company (“Merger Sub”), merged (the “BNP Paribas Merger”) with and into BancWest pursuant to an Agreement and Plan of Merger, dated as of May 8, 2001, as amended and restated as of July 19, 2001, by and among BancWest, BNP Paribas, a société anonyme or limited liability banking corporation organized under the laws of the Republic of France (“BNP Paribas”), and Merger Sub (the “Merger Agreement”). Merger Sub was a wholly-owned subsidiary of BNP Paribas.

     At the effective time of the BNP Paribas Merger, all outstanding shares of common stock, par value $1 per share (“Company Common Stock”), of BancWest were cancelled and converted solely into the right to receive $35 per share in cash, without interest thereon.

     Pursuant to the Merger Agreement, each share of Class A common stock, par value $1 per share, of BancWest owned by BNP Paribas and French American Banking Corporation, a wholly-owned subsidiary of BNP Paribas, remained outstanding as one share of Class A Common Stock and all of the units of Merger Sub were cancelled without any consideration becoming payable therefor. Concurrent with the BNP Paribas Merger, the par value of the Class A common stock was changed to $.01. As a result of the Merger, BancWest became a wholly-owned subsidiary of BNP Paribas.

     In December 2001, BNP Paribas signed a definitive agreement with Tokyo-headquartered UFJBank Ltd. to acquire its wholly-owned subsidiary, United California Bank (“UCB”), for a cash purchase price of $2.4 billion. On February 20, 2002, BNP Paribas and the Company received approval from the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) for the acquisition. The transaction closed on March 15, 2002. Following the acquisition, BancWest had $34 billion in assets, 1.5 million customers and more than 350 branches in California, six other Western states, Guam and Saipan. United California Bank branches will become part of Bank of the West.

Bank of the West

     Bank of the West is a State of California-chartered bank that is not a member of the Federal Reserve System. The deposits of Bank of the West are insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act (“FDIA”). The predecessor of Bank of the West, “The Farmers National Gold Bank,” was chartered as a national banking association in 1874 in San Jose, California.

     On July 1, 1999, SierraWest Bancorp and SierraWest Bank were merged with and into Bank of the West. As a result of the SierraWest merger, 20 SierraWest branches in California and Nevada became branches of Bank of the West.

     In the first quarter of 2001, Bank of the West acquired 23 branches in New Mexico and seven branches in Nevada that were being divested as part of the merger between First Security Corporation and Wells Fargo & Company. These branches became branches of Bank of the West.

     At December 31, 2001, Bank of the West is the fourth largest bank in California, with total assets of approximately $13.4 billion, total loans and leases of $10.1 billion, total deposits of approximately $9.2 billion and total stockholder’s equity of $1.8 billion. Bank of the West conducts a general commercial banking business, providing retail and corporate banking and trust services to individuals, institutions, businesses and governments through 193 branches and other commercial banking offices located primarily in the San Francisco Bay area and elsewhere in the Northern and Central Valley regions of California and in Oregon, Washington, Idaho, New Mexico and Nevada. Bank of the West also originates indirect automobile loans and leases, recreational

Part I (continued)

vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states. Bank of the West’s principal subsidiary is Essex Credit Corporation (“Essex”), a Connecticut corporation. Essex is engaged primarily in the business of originating and selling consumer loans on a nationwide basis, such loans being made for the purpose of acquiring or refinancing pleasure boats or recreational vehicles. Essex generally sells the loans that it makes to various banks and other financial institutions, on a servicing released basis. Essex has a network of 11 regional direct lending offices located in the following states: California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, New York, Texas and Washington.

Community Banking

     The focus of Bank of the West’s community banking strategy is primarily in Northern California, Nevada, the Pacific Northwest region and New Mexico. The Northern California market region is comprised of the San Francisco Bay area and the Central Valley area of California. The San Francisco Bay area is one of California’s wealthiest regions, and the Central Valley of California is an area which has been experiencing rapid transition from a largely agricultural base to a mix of agricultural and commercial enterprises. The Pacific Northwest region includes Oregon, Washington and Idaho. The SierraWest Merger expanded the region Bank of the West services into Nevada. The First Security Corporation branch acquisition expanded our presence to Las Vegas, Nevada and New Mexico.

     Bank of the West utilizes its branch network as its principal funding source. A key element of Bank of the West’s community banking strategy is to seek to distinguish itself as the provider of the “best value” in community banking services. To this end, Bank of the West seeks to position itself within its markets as an alternative to both the higher-priced, smaller “boutique” commercial banks and the larger money center commercial banks, which may be perceived as offering lower service and lower prices on a “mass market” basis.

     In pursuing the California, Pacific Northwest, Nevada and New Mexico community banking markets, Bank of the West seeks to serve a broad customer base by furnishing a wide range of retail and commercial banking products. Through its branch network, Bank of the West originates a variety of consumer loans, including direct vehicle loans, lines of credit and second mortgages. In addition, Bank of the West originates and holds a small portfolio of first mortgage loans on one-to-four-family residences. Through its commercial banking operations conducted from its branch network, Bank of the West offers a wide range of basic commercial banking products intended to serve the needs of smaller community-based businesses. These loan products include in-branch originations of standardized products for businesses with relatively simple banking and financing needs. More complex and customized commercial banking services are offered through Bank of the West’s regional banking centers, which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the relevant market areas. Bank of the West also provides a number of fee-based products and services such as annuities, insurance and securities brokerage.

Professional Banking, Trust Services

     The Professional Banking and Trust & Investment Services areas within the Community Banking Division provide a wide range of products to targeted markets. The Professional Banking Group, headquartered in San Francisco, serves the banking needs of attorneys, doctors and other working professionals. The Trust & Investment Services Group, headquartered in San Francisco, and with offices in San Jose, Sacramento and Portland, provides a full range of trust services and individual investment management services.

Commercial Banking

     Bank of the West’s Business Banking Division supports commercial lending activities for middle market business customers through 13 regional lending centers located in Northern California, Central California, Oregon, Nevada, New Mexico, Idaho and Washington. Each regional office provides a wide range of loan and deposit services to medium-sized companies with borrowing needs of $500,000 to $25 million. Lending services include receivable and inventory financing, equipment term loans, letters of credit, agricultural loans and trade finance. Other banking services include cash management, insurance products, trust, investment, foreign exchange and various international banking services.

     The Specialty Lending Division seeks to provide focused banking services and products to specifically targeted markets where Bank of the West’s resources, experience and technical expertise give it a competitive advantage. Through operations conducted in this division, Bank of the West has established itself as the national leader among those commercial banks which are lenders to religious organizations. In addition, leasing operations within Specialty Lending have made Bank of the West a significant provider of equipment lease

Part I (continued)

financing, including both standard and tax-oriented products, to a wide array of clients. To support the cash management needs of both Bank of the West’s corporate banking customers and large private and public deposit relationships maintained with Bank of the West, the Specialty Lending Division operates a Cash Management Group which provides a full range of innovative and relationship-focused cash management services.

     The Real Estate Industries Division, whose primary markets are Northern and Central California, Nevada and Oregon, originates and services construction, short-term and permanent loans to residential developers, commercial builders and investors. The division is particularly active in financing the construction of detached residential subdivisions. Other construction lending activities include low-income housing, industrial development, apartment, retail and office projects. The division also originates single-family home loans sourced through Bank of the West’s Community Bank branch network.

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

     The division’s auto lending activity is primarily focused in the Western United States. Bank of the West originates loans and leases to finance the purchase of new and used autos, light trucks and vans through a network of more than 2,000 dealers and brokers in California, Nevada, New Mexico, Oregon, Arizona, Washington, Utah and Colorado.

Small Business Administration Lending

     Bank of the West operates in California, Nevada, Oregon, Arizona, Florida, Georgia, Illinois and Tennessee under the Preferred Lender Program of the Small Business Administration (“SBA”), which is headquartered in Washington, D.C. This designation is the highest lender status granted by the SBA. Bank of the West has over 18 years of experience and expertise in the generation and sale of SBA guaranteed loans.

Community Reinvestment

     Bank of the West provided direct capital investments and grants that totaled more than $34 million to organizations that provide benefits to low-and-moderate-income areas and people in the form of affordable housing and small business opportunity. It also made grants and/or contributions of $550,000 to a variety of qualifying community development organizations, which provide a wide array of benefits and services for low-and-moderate-income areas and people within Bank of the West’s assessment areas.

     In addition, Bank of the West has funded, both on its own and through lender consortia, numerous construction, short-term and permanent loans for affordable housing, economic development and community facilities. Bank of the West is also an active participant in the Federal Home Loan Bank of San Francisco’s Affordable Housing Program. As previously stated, Bank of the West is the nation’s largest bank lender to religious organizations. Most, if not all of these loans are community development loans as they finance facilities for various community services.

First Hawaiian Bank

     First Hawaiian Bank is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. The deposits of First Hawaiian are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. First Hawaiian, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu.

     At December 31, 2001, First Hawaiian had total assets of $8.7 billion, total loans and leases of $5.1 billion, total deposits of $6.2 billion and stockholder’s equity of $1.6 billion, making it the largest bank in Hawaii based on domestic deposits from individuals, corporations and partnerships.

     First Hawaiian is a full-service bank conducting a general commercial and consumer banking business and offering trust and insurance services to individuals, institutions, businesses and governments.

     On November 9, 2001, First Hawaiian completed its acquisition of Union Bank of California’s network in Guam and Saipan, along with associated loan and deposit accounts.

Retail Community Banking

     First Hawaiian’s Retail Banking Group operates its main banking office in Honolulu, Hawaii, and 55 other banking offices located throughout Hawaii. First Hawaiian also operates two branches in Guam and two branches in Saipan.

Part I (continued)

     The focus of First Hawaiian’s retail/community banking strategy is primarily in Hawaii, where it has a significant market share — 41% of the domestic bank deposits by individuals, corporations and partnerships in the state. The predominant economic force in Hawaii is tourism, although there have been significant recent efforts to diversify the economy into high-tech and other industries.

     In pursuing the community banking markets in Hawaii, Guam and Saipan, First Hawaiian seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, First Hawaiian generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. Through commercial banking operations conducted from its branch network, First Hawaiian offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. First Hawaiian also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage.

     First Hawaiian’s principal funding source is its 60-branch network. Thanks to its significant market share in Hawaii, First Hawaiian already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

     First Hawaiian’s goal is to become each customer’s primary bank, using core products such as demand deposit (checking) accounts as entry points to generate cross-sales and develop a multi-product relationship with individual and business customers. Toward this goal, employees in First Hawaiian’s branch network focuses on selling bank, trust, investment and insurance products to meet customers’ needs and build on those existing relationships.

     To complement its branch network and serve these customers, First Hawaiian operates a system of automated teller machines, a 24-hour Phone Center in Honolulu and a full-service Internet banking system.

Private Banking Services

     The Private Banking Department within First Hawaiian’s Retail Banking Group provides a wide range of products to high-net-worth individuals.

Lending Activities

     First Hawaiian engages in a broad range of lending activities. The majority of First Hawaiian’s loans are for construction, commercial, and residential real estate. Commercial loans also comprise a major portion of the loan portfolio, with consumer and foreign loans and leases accounting for the balance of the portfolio.

     Real Estate Lending — Construction. First Hawaiian provides construction financing for a variety of commercial and residential single-family subdivision and multi-family developments.

     Real Estate Lending — Commercial. First Hawaiian provides permanent financing for a variety of commercial developments, such as retail facilities, warehouses and office buildings.

     Real Estate Lending — Residential. First Hawaiian makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance or improve residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii.

     Commercial Lending. First Hawaiian is a major lender to small- and medium-sized businesses in Hawaii and Guam. Lending services include receivable and inventory financing, equipment term loans, letters of credit, dealer vehicle flooring financing and trade financing. Other banking services include insurance products, trust, investment, foreign exchange and various international banking services. To support the cash management needs of both commercial banking customers and large private and public deposit relationships maintained with the bank, First Hawaiian operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

     Syndicated and Media Lending. First Hawaiian, through its Wholesale Loan Group, participates in syndicated lending to primarily large corporate entities on the Mainland United States. The Wholesale Loan Group also participates in syndicated lending to the media and telecommunications industries located in the Mainland United States, a targeted specialty market where First Hawaiian’s resources, experience and technical expertise give it a competitive advantage.

     Consumer Lending. First Hawaiian offers many types of loans and credits to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. First Hawaiian also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian’s Dealer Center is the largest commercial bank automobile lender in the state of Hawaii. First Hawaiian is the largest issuer of MasterCard® credit cards and VISA® credit cards in Hawaii.

Part I (continued)

International Banking Services

     First Hawaiian maintains an International Banking Division which provides international banking products and services through First Hawaiian’s branch system, its international banking headquarters in Honolulu, a Grand Cayman branch, two Guam branches, two branches in Saipan and a representative office in Tokyo, Japan. First Hawaiian maintains a network of correspondent banking relationships throughout the world.

     First Hawaiian’s international banking activities are primarily trade-related and are concentrated in the Asia-Pacific area.

Trust and Investment Services

     First Hawaiian’s Financial Management Group offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Group. The Financial Management Group provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 2001, the Trust and Investments Division had over 5,000 accounts with a market value of $9.6 billion. Of this total, $7.0 billion represented assets in nonmanaged accounts and $2.6 billion were managed assets.

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

Other Subsidiaries

     First Hawaiian also conducts business through the following wholly-owned subsidiaries:

•	Bishop Street Capital Management Corporation, a registered investment adviser, which serves the institutional investment markets in Hawaii and the Western United States.

•	FH Center, Inc., which owns certain real property in connection with First Hawaiian Center, the Company’s headquarters.

•	FHB Properties, Inc., which holds title to certain property and premises used by First Hawaiian.

•	First Hawaiian Leasing, Inc., which engages in commercial equipment and vehicle leasing.

•	Real Estate Delivery, Inc., which holds title to certain real property acquired by First Hawaiian in business activities.

FHL Lease Holding Company, Inc.

     FHL primarily finances and leases personal and real property, including equipment and vehicles. FHL is in a run-off mode and all new leveraged and direct financing leases are recorded by First Hawaiian Leasing, Inc. At December 31, 2001, FHL’s net investment in leases amounted to $57 million and total assets were $59 million.

BancWest Capital I

     BWE Trust is a Delaware business trust which was formed in November 2000. BWE Trust exchanged $150 million of its BancWest Capital I Quarterly Income Preferred Securities (the “BWE Capital Securities”), as well as all outstanding common securities of BWE Trust, for 9.5% junior subordinated deferrable interest debentures of the Corporation. The Corporation sold to the public $150 million of BWE Capital Securities. The BWE Capital Securities qualify as Tier 1 capital of the Corporation and are solely, fully and unconditionally guaranteed by the Corporation. All of the common securities of the BWE Trust are owned by the Corporation.

     At December 31, 2001, the BWE Trust’s total assets were $155.9 million, comprised primarily of the Corporation’s junior subordinated debentures.

First Hawaiian Capital I

     FH Trust is a Delaware business trust which was formed in 1997. FH Trust issued $100 million of its Capital Securities (the “FH Capital Securities”) and used the proceeds therefrom to purchase junior subordinated deferrable interest debentures of the Corporation. The FH Capital Securities qualify as Tier 1 capital of the Corporation and are solely, fully and unconditionally guaranteed by the Corporation. All of the common securities of the FH Trust are owned by the Corporation.

     At December 31, 2001, the FH Trust’s total assets were $107.4 million, comprised primarily of the Corporation’s junior subordinated debentures.

Hawaii Community Reinvestment Corporation

     In an effort to support affordable housing and as part of First Hawaiian’s community reinvestment program, First Hawaiian is a member of the Hawaii Community Reinvestment Corporation (the “HCRC”). The HCRC is a consortium of local financial institutions that provides $50 million in permanent long-term financ-

Part I (continued)

ing for affordable housing rental projects throughout Hawaii for low- and moderate-income residents.

     The $50 million loan pool is funded by the member financial institutions which participate pro rata (based on deposit size) in each HCRC loan. First Hawaiian’s participation in these HCRC loans is included in its loan portfolio.

Hawaii Investors for Affordable Housing, Inc.

     To further enhance First Hawaiian’s community reinvestment program and provide support for the development of additional affordable-housing rental units in Hawaii, First Hawaiian and other HCRC member institutions, have subscribed to a $19.7-million-tax credit equity fund (“Hawaii Affordable Housing Fund I”) and a $20 million tax-credit equity fund (“Hawaii Affordable Housing Fund II”). Efforts are now underway to create a third tax-credit equity fund to continue the support of additional affordable housing projects.

     Hawaii Affordable Housing Fund I and Hawaii Affordable Housing Fund II (the “Funds”) have been established to invest in qualified low-income housing tax credit rental projects and to ensure that these projects are maintained as low-income housing throughout the required compliance period. First Hawaiian’s investments in these Funds are included in other assets.

Employees

     At December 31, 2001, the Corporation had 5,467 full-time equivalent employees. Bank of the West and First Hawaiian employed 3,230 and 2,237 persons, respectively. None of our employees are represented by any collective bargaining agreements and our relations with employees are considered excellent.

Monetary Policy and Economic Conditions

     Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of (i) the United States and foreign governments and (ii) international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies.

Competition

     Competition in the financial services industry is intense. We compete with a large number of commercial banks (including domestic, foreign and foreign-affiliated banks), savings institutions, finance companies, leasing companies, credit unions and other entities that provide financial services such as mutual funds, insurance companies and brokerage firms. Many of these competitors are significantly larger and have greater financial resources than the Corporation. In addition, the increasing use of the Internet and other electronic distribution channels has resulted in increased competition with respect to many of the products and services that we offer. As a result, we compete with financial service providers located not only in our home markets but also those elsewhere in the United States that are able to offer their products and services through electronic and other non-conventional distribution channels.

     Changes in federal law over the past several years have also made it easier for out-of-state banks to enter and compete in the states in which our bank subsidiaries operate. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. A bank holding company may now acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the acquired bank has been organized and operating for a minimum period of time (not to exceed five years), and the requirement that the acquiring bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount as may be established by state law).

     The Riegle-Neal Act also permits interstate branching by banks in all states other than those which have “opted out.” Since June 1, 1997, the Riegle-Neal Act has allowed banks to acquire branches located in another state by purchasing or merging with a bank chartered in that state or a national banking association having its headquarters located in that state. However, banks are not permitted to establish de novo branches or purchase individual branches located in other states unless expressly permitted by the laws of those other states. None of the states in which our banking subsidiaries operate have elected to “opt out” of the provisions of the Riegle-Neal Act permitting interstate branching through acquisition or mergers, although most do not permit de novo branching.

Part I (continued)

Supervision and Regulation

     As a registered financial holding company, we are subject to regulation and supervision by the Federal Reserve Board. Our subsidiaries are subject to regulation and supervision by the banking authorities of California, Hawaii, Nevada, Washington, Oregon, Idaho, New Mexico, Guam and the Commonwealth of the Northern Mariana Islands, as well as by the FDIC (which is the primary federal regulator of our two bank subsidiaries) and various other regulatory agencies.

     The consumer lending and finance activities of the Corporation’s subsidiaries are also subject to extensive regulation under various Federal laws including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     Holding Company Structure. On November 12, 1999, the GLBA was signed into law. The GLBA permits bank holding companies that qualify for, and elect to be regulated as, financial holding companies, to engage in a wide range of financial activities, including certain activities, such as insurance, merchant banking and real estate investment, that are not permissible for other bank holding companies. Each activity is to be conducted in a separate subsidiary that is regulated by a functional regulator: a state insurance regulator in the case of an insurance subsidiary, the Securities and Exchange Commission in the case of a broker-dealer or investment advisory subsidiary, or the appropriate federal banking regulator in the case of a bank or thrift institution. The Federal Reserve Board is the “umbrella” supervisor of financial holding companies. Section 23A of the Federal Reserve Act, which severely restricts lending by an insured bank subsidiary to nonbank affiliates, remains in place.

     Financial holding companies are permitted to acquire nonbank companies without the prior approval of the Federal Reserve Board, but approval of the Federal Reserve Board continues to be required before acquiring more than 5% of the voting shares of another bank or bank holding company, before merging or consolidating with another bank holding company and before acquiring substantially all the assets of any additional bank. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations. In conjunction with the BNP Paribas Merger, we elected to become a financial holding corporation.

     Dividend Restrictions. As a holding company, the principal source of our cash revenue has been dividends and interest received from our bank subsidiaries. Each of the bank subsidiaries is subject to various federal regulatory restrictions relating to the payment of dividends. For example, if, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice. In addition, the Federal Reserve Board has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. The regulatory capital requirements of the Federal Reserve Board and the FDIC also may limit the ability of the Corporation and its insured depository subsidiaries to pay dividends. See “Prompt Corrective Action” and “Capital Requirements” below.

     There are also statutory limits on the transfer of funds to the Corporation and its nonbanking subsidiaries by its banking subsidiaries, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by a bank subsidiary to any single affiliate are limited in amount to 10% of the bank’s capital and surplus, or 20% in the aggregate to all affiliates. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

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

     In addition, depository institutions insured by the FDIC can be held liable for any losses incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is

Part I (continued)

defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by our insured subsidiaries to reimburse the FDIC would rank senior to their obligations, if any, to the Corporation.

     Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies are required to take “prompt corrective action” with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established a five-tier framework for measuring the capital adequacy of insured depository institutions (including Bank of the West and First Hawaiian), with each depository institution being classified into one of the following categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

     Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA (commonly referred to as the “prompt corrective action” rules), a depository institution is “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, “CAMELS rating,” established by the Federal Financial Institution Examinations Council). A depository institution is considered (i) “undercapitalized” if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) “significantly undercapitalized” if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 2001, all of the Corporation’s subsidiary depository institutions were “well capitalized.”

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution is, or would thereafter be, undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under such guarantee is limited to the lesser of (i) an amount equal to 5% of the depository institution’s total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not make any payments of interest or principal on their subordinated debt and are subject to the appointment of a conservator or receiver, generally within 90 days of the date such institution becomes critically undercapitalized. In addition, the FDIC has adopted regulations under FDICIA prohibiting an insured depository institution from accepting brokered deposits (as defined by the regulations) unless the institution is “well capitalized” or is “adequately capitalized” and receives a waiver from the FDIC.

     FDIC Insurance Assessments. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured

Part I (continued)

by the BIF which are ranked in the least risky category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the “Deposit Funds Act”), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates that were applied to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the “FICO”) in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for the first quarter of 2002 was 1.8 basis points. These rate schedules are adjusted quarterly by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

     Capital Requirements. Under the GLBA, our insured depository institutions are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in Note 13 Regulatory Capital Requirements, on pages 59 and 60.

     FDICIA required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The federal banking agencies have adopted amendments to their respective risk-based capital requirements that explicitly identify concentrations of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors.

     In August 1996, the federal banking regulators adopted amendments to their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. Under these amendments, which became effective in 1997, banking institutions with relatively large trading activities are required to calculate their capital charges for market risk using their own internal value-at-risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. As a result, these institutions are required to hold capital based on the measure of their market risk exposure in addition to existing capital requirements for credit risk. These institutions are able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The adoption of these amendments did not have a material effect on the Corporation’s business or operations.

     On November 29, 2001, the federal bank regulatory agencies published a final regulation that addresses the capital treatment of recourse arrangements, direct credit substitutes and residual interests. “Recourse” means any retained credit risk associated with any asset transferred by a banking organization that exceeds a pro rata share of the banking organization’s remaining claim on the asset, if any. “Direct credit substitute” means any assumed credit risk associated with any asset or other claim not previously owned by a banking organization that exceeds the banking organization’s pro rata share of the asset or claim, if any. “Residual interest” means any on-balance sheet asset that represent interests retained by a banking organization after a transfer of financial assets that qualifies as a sale for purposes of generally accepted accounting principles, which interests are structured to absorb more than a pro rata share of credit loss relating to the transferred assets. “Residual interests” do not include interests purchased from a third party, except for credit-enhancing interest-only strips (credit-enhancing I/O strips).

     The new regulation assesses risk-based capital requirements on recourse obligations, residual interests (except credit-enhancing I/O strips), direct credit substitutes, and senior and subordinated securities in asset securitizations based on ratings assigned by nationally recognized statistical rating agencies. The risk weights range from 20% for a position that is rated AA or better, to 200% for a position that is rated BB. A banking organization that holds a recourse obligation or a direct credit substitute (other than a residual interest) that does not qualify for the ratings-based approach is required by the new regulation to maintain capital against that position and all senior positions in the securitization, but is not required to hold more capital than if assets had not been transferred. A banking organization that holds a residual interest that does not qualify for the ratings-based approach is required to hold capital on a dollar-for-dollar basis against the position and all senior positions, even if

Part I (continued)

the capital charge exceeds the full risk-based capital charge that would have been held against the transferred assets.

     The new regulation limits credit-enhancing I/O strips, whether retained or purchased, to 25% of Tier 1 capital, with any excess amount to be deducted from Tier 1 capital and from assets. (The deducted amount is not subject to the dollar-for-dollar capital charge discussed above.) Credit-enhancing I/O strips are not aggregated with non-mortgage servicing assets and purchased credit card relationships for purposes of calculating the 25% limit. The new regulation became effective on January 1, 2002 for transactions settled on or after that date and becomes effective December 31, 2002 for all other transactions. The Corporation does not believe the new regulation will have a material effect on its operations or financial position.

     On January 16, 2001, the Basel Committee on Banking Supervision (the “Committee”) proposed a new capital adequacy framework to replace the framework adopted in 1988. Under the new framework, risk weights for certain types of claims, including corporate credits, would be based on ratings assigned by rating agencies. Certain low quality exposures would be assigned a risk weight greater than 100%. Short-term commitments to lend, which currently do not require capital, would be subject to a 20% conversion factor. In addition to this “standardized” approach, banks with more advanced risk management capabilities, which can meet rigorous supervisory standards, can make use of an internal ratings-based approach under which some of the key elements of credit risk, such as the probability of default, will be estimated internally by a bank. The Committee also proposes capital charges for operational risk. The Committee indicated that it intends to finalize the proposed new capital adequacy requirement by the end of 2001, with implementation in 2005. If adopted by the Committee, the new accord would then be the subject of rulemaking by the U.S. bank regulatory agencies. Because the timing and final content of the proposal are not yet clear, the Corporation cannot predict at this time the potential effect that the adoption of such a proposal will have on its regulatory capital requirements and financial position.

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

Foreign Operations

     Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 2001, 2000 and 1999, we had no foreign outstandings to any country which exceeded 1% of total assets. Additional information concerning foreign operations is also included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 20 International Operations, on pages 65 and 66.

Operating Segments

     Information regarding the Corporation’s operating segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 Operating Segments, on pages 20 and 64 and 65, respectively.

Item 2. Properties

     Bank of the West leases a site in Walnut Creek, California, which is its primary administrative headquarters. The administrative headquarters office is a 132,000-square-foot, three-story building. Bank of the West also leases 48,382 square feet of executive office space in downtown San Francisco in the same building that houses its San Francisco Main Branch at 180 Montgomery Street. See Note 21 Lease Commitments (page 66). Approximately 30,396 square feet of leased space at 180 Montgomery Street is subleased to BNP Paribas.

     As of December 31, 2001, 66 of Bank of the West’s active branches are located on land owned by Bank of the West. The remaining 127 active branches are located on leasehold properties. Bank of the West also has 12

Part I (continued)

surplus branch properties, 11 of which are currently leased to others. In addition, Bank of the West leases 25 properties that are utilized for administrative (including warehouses), lease support, management information systems and regional management services. See Note 21 Lease Commitments (page 66).

     First Hawaiian indirectly (through two subsidiaries) owns all of a city block in downtown Honolulu. The administrative headquarters of the Corporation and First Hawaiian, as well as the main branch of First Hawaiian are located in a modern banking center on this city block. The headquarters building includes 418,000 square feet of gross office space. Information about the lease financing of the headquarters building is included in Note 21 Lease Commitments (page 66).

     As of December 31, 2001, 19 of First Hawaiian’s offices in Hawaii are located on land owned in fee simple by First Hawaiian. The other branches of First Hawaiian in Hawaii and one branch each in Guam and Saipan are situated on leasehold premises or in buildings constructed on leased land. See Note 21 Lease Commitments (page 66). In addition, First Hawaiian owns an operations center which is located on 125,919 square feet of land owned in fee simple by First Hawaiian in an industrial area near downtown Honolulu. First Hawaiian occupies most of this four-story building.

     First Hawaiian owns a five-story, 75,000-square-foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam, where it maintains a branch.

Item 3. Legal Proceedings

     The information required by this Item is set forth in Note 22 to the Consolidated Financial Statements on page 67 of this Form 10-K, and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     BancWest is a wholly-owned subsidiary of BNP Paribas and there is no public trading market for BancWest’s common equity.

     State regulations place restrictions on the ability of our bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 2001, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $10.5 million.

     Here are quarterly and annual cash dividends paid per share data, computed using the common stock and Class A common shares and restated for the effects of a two-for-one stock split:

Cash
Dividends
Paid

2001
First Quarter	$.19
Second Quarter	.19
Third Quarter	.19
Fourth Quarter	.23

Annual	$.80

2000
First Quarter	$.17
Second Quarter	.17
Third Quarter	.17
Fourth Quarter	.17

Annual	$.68

1999	$.62
1998	$.58
1997	$.58

     On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

     As we no longer have outstanding shares of common stock, future dividends will be paid only on Class A common shares. The declaration and payment of cash dividends are subject to future earnings, capital requirements, financial condition and certain limitations as described in Note 14 to the Consolidated Financial Statements on page 60.

Part II (continued)

Item 6. Selected Financial Data

     On December 20, 2001, BNP Paribas acquired all of the outstanding common shares of BancWest. As a result of the transaction, BancWest became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for as a purchase with BNP Paribas’ accounting basis being “pushed down” to BancWest. See Note 2 to the Consolidated Financial Statements for additional information regarding this business combination. It is generally not appropriate to combine pre- and post-“push down” periods; however, for purposes of comparison only, the following tables combine our results of operations from December 20, 2001 through December 31, 2001 with those for the period January 1, 2001 through December 19, 2001. The combined results will generally serve as comparable amounts to the 12-month period ended December 31, 2000 and will be utilized for purposes of providing discussion and analysis of results of operations.

(dollars in thousands)	2001	2000	1999	1998	1997

Income Statements and Dividends
Interest income	$1,323,649	$1,309,856	$1,135,711	$749,541	$651,048
Interest expense	507,135	562,922	446,877	315,822	281,232

Net interest income	816,514	746,934	688,834	433,719	369,816
Provision for credit losses	103,050	60,428	55,262	30,925	20,010
Noninterest income	308,398	216,076	197,632	134,182	110,550
Noninterest expense	595,746	533,961	535,075	392,075	322,171

Income before income taxes	426,116	368,621	296,129	144,901	138,185
Provision for income taxes	171,312	152,227	123,751	60,617	44,976

Net income	$254,804	$216,394	$172,378	$84,284	$93,209

Cash dividends	$99,772	$84,731	$77,446	$40,786	$41,116

Supplemental Non-GAAP Data (1)
Operating earnings (2)	$257,146	$217,149	$184,008	$106,150	$93,209

Cash earnings (3)	$291,610	$249,131	$204,886	$95,366	$99,832

Operating cash earnings (2), (3)	$293,952	$249,886	$216,516	$117,232	$99,832

On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operations.

(2)	Excluding after-tax restructuring, integration and other nonrecurring costs of:

(a)	$2.3 million in the first quarter of 2001 for the acquisition of branches in New Mexico and Nevada,

(b)	$755,000 in 2000 for the acquisition of branches in Nevada and New Mexico completed in the first quarter of 2001,

(c)	$11.6 million in connection with the acquisition of SierraWest Bancorp and the consolidation of data centers in 1999, and

(d)	$21.9 million in connection with the merger of the former BancWest Corporation with and into First Hawaiian, Inc. on November 1, 1998 (“BancWest Merger”).

(3)	Excluding amortization of goodwill and core deposit intangible.

Part II (continued)

Item 6. Selected Financial Data (continued)

	2001		2000		1999		1998		1997

Balance Sheets (in millions)
Average balances:
Total assets	$19,461		$17,600		$16,294		$10,033		$8,635
Total earning assets	17,297		15,742		14,492		9,036		7,768
Loans and leases	14,586		13,286		12,291		7,659		6,477
Deposits	14,550		13,380		12,517		7,710		6,541
Long-term debt and capital securities	1,074		817		790		354		279
Stockholder’s equity	2,079		1,903		1,793		938		786
At December 31:
Total assets	21,647		18,457		16,681		15,929		8,880
Loans and leases	15,224		13,972		12,524		11,965		6,792
Deposits	15,334		14,128		12,878		12,043		6,790
Long-term debt and capital securities	2,463		882		802		734		324
Stockholder’s equity	2,002		1,989		1,843		1,746		801

Selected Ratios
Return on average:
Total assets	1.31%		1.23%		1.06%		.84%		1.08%
Stockholder’s equity	12.25		11.37		9.61		8.99		11.86
Supplemental Non-GAAP Data (1)
Return on average:
Tangible total assets (2)	1.56%		1.48%		1.39%		1.19%		1.17%
Tangible stockholder’s equity (2)	22.53		20.32		19.70		16.31		15.14
Other Selected Data
Average stockholder’s equity to average total assets	10.68%		10.81%		11.00%		9.35%		9.10%
Year ended December 31:
Net interest margin	4.73		4.75		4.76		4.81		4.77
Net loans and leases charged off to average loans and leases	.55		.37		.42		.31		.33
Efficiency ratio (3)	51.24		51.53		54.47		62.50		65.53
At December 31:
Allowance for credit losses to total loans and leases	1.28		1.23		1.29		1.32		1.33
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	.78		.86		1.01		1.11		1.42
Allowance for credit losses to nonperforming loans and leases	2.00	x	1.84	x	1.64	x	1.61	x	1.40	x

On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operations.

(2)	Defined as operating cash earnings as a percentage of average total assets or average stockholder’s equity minus average goodwill and core deposit intangible.

(3)	Excluding after-tax restructuring, integration and other nonrecurring costs of:

(a)	$2.3 million in the first quarter of 2001 for the acquisition of branches in New Mexico and Nevada,

(b)	$755,000 in 2000 for the acquisition of branches in Nevada and New Mexico completed in the first quarter of 2001,

(c)	$11.6 million in connection with the acquisition of SierraWest Bancorp and the consolidation of data centers in 1999, and

(d)	$21.9 million in connection with the merger of the former BancWest Corporation with and into First Hawaiian, Inc. on November 1, 1998 (“BancWest Merger”).

Part II (continued)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to:

(1)	global, national and local economic and market conditions, specifically with respect to changes in the United States economy;

(2)	the level and volatility of interest rates and currency values;

(3)	government fiscal and monetary policies;

(4)	credit risks inherent in the lending process;

(5)	loan and deposit demand in the geographic regions where we conduct business;

(6)	the impact of intense competition in the rapidly evolving banking and financial services business;

(7)	extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations;

(8)	whether expected revenue enhancements and cost savings are realized within expected time frames;

(9)	risk and uncertainties regarding the purchase of UCB, including:

a)	the possibility of customer or employee attrition following the UCB transaction;

b)	lower than expected revenues following the transaction; and

c)	problems or delays in bringing together UCB with BancWest/Bank of the West;

(10)	matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance;

(11)	our reliance on third parties to provide certain critical services, including data processing;

(12)	the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) or other standard setting bodies;

(13)	technological changes;

(14)	other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and

(15)	management’s ability to manage risks that result from these and other factors.

     Our forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

     See “Glossary of Financial Terms” on page 70 for definitions of certain terms used in this annual report.

GAAP, Operating and Cash Earnings

     We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles (“GAAP”), as well as on an operating basis before merger-related, integration and other nonrecurring costs and/or the effects of the amortization of intangible assets. We refer to the results as “operating” and “cash” earnings, respectively. Operating earnings, cash earnings and operating cash earnings (the combination of the effect of adjustments for both cash and operating results), as well as information calculated from them and related discussions, are presented as supplementary information in this analysis. This presentation is intended to enhance the readers’ understanding of, and highlight trends in, our core financial results excluding the effects of discrete business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the Company as management views it. Operating earnings and cash earnings should not be viewed as a substitute for net income, among other gauges of performance, as determined in accordance with GAAP. Merger-related, integration and other nonrecurring costs, amortization of intangible assets and other items excluded from net income to derive operating and cash earnings may be significant and may not be comparable to those of other companies.

Basis of Presentation

     The BNP Paribas Merger was accounted for as a purchase, with BNP Paribas’ accounting basis being “pushed down” to BancWest Corporation. Although BancWest Corporation was the surviving entity in the BNP Paribas Merger, its ownership changed due to the transaction. Prior to the BNP Paribas Merger, BancWest

Part II (continued)

Corporation was 55% publicly owned and 45% owned by BNP Paribas (“Predecessor” basis). Starting on December 20, 2001, BancWest Corporation’s financial statements reflected BNP Paribas’ “pushed-down basis.” See Note 2 of the Consolidated Financial Statements for additional information regarding this business combination.

     It is generally not appropriate to combine pre- and post-“push-down” periods; however, for purposes of comparison only, certain information presented in this section combines BancWest Corporation’s results of operations from December 20, 2001 through December 31, 2001 with those of the Predecessor for the period from January 1, 2001 through December 19, 2001. The combined results will generally serve as comparable amounts to the 12-month period ended December 31, 2000 and will be utilized for purposes of providing discussion and analysis of results of operations. In addition, annual average balances discussed in this section were computed on a similarly combined basis.

Overview

     Thanks to strong performances in both West Coast and Hawaii operations, our operating earnings during 2001 increased 18.4% over 2000 to a record $257.1 million. These were some of the key events affecting our financial statements:

•	The BNP Paribas Merger significantly affected our financial statements. “Push-down” accounting was required for this business combination. Essentially, this resulted in three major changes to our balance sheet:

a)	Purchase price adjustments and new intangibles: As part of purchase accounting, the assets and liabilities of the Predecessor were adjusted to fair value. Among the items adjusted were identifiable intangible assets related to our core deposits, loans and leases, property and equipment, deposits, pension assets and liabilities and other items. After making these adjustments to the Predecessor balance sheet, the amount that the purchase price exceeded the value of purchased asset and liabilities assumed was recorded as goodwill. As of December 20, 2001, the Company had $2.062 billion in goodwill resulting from the BNP Paribas Merger.

b)	New debt: As part of the BNP Paribas Merger, we assumed $1.55 billion in new debt from the Merger Sub. This debt is between the Company and another subsidiary of BNP Paribas. The proceeds from this debt and $1.0 billion in cash equity from BNP Paribas were exchanged for all outstanding common stock and options of the Predecessor.

c)	New equity basis: Due to the use of “push-down” accounting in the BNP Paribas Merger, the equity balances at December 31, 2001 reflect BNP Paribas’ basis in BancWest Corporation. On December 20, 2001, BNP Paribas’ net purchase price of $1.985 billion was recorded. All amounts related to common and treasury stock of the Predecessor were eliminated.

•	Due to the BNP Paribas Merger occurring within 11 days of December 31, 2001, the purchase price adjustments, amortization of new core deposit intangibles and interest expense related to the additional debt, among other things, did not have a significant impact in the results of our operations for year ended December 31, 2001.

•	Growth in loans and leases, primarily in our Bank of the West operating segment, and other earning assets, contributed to higher net interest income. In addition to organic growth, loans and leases and deposits also grew due to the branch acquisitions in Nevada, New Mexico, Guam and Saipan.

•	We realized a pre-tax gain on the sale of Concord EFS, Inc. (“Concord”) shares of $59.8 million. We received the shares in exchange for our approximate 5% ownership of Star Systems, Inc., which merged with Concord in 2001. Partially offsetting this gain was $33.2 million in additional provision for credit losses that we recorded in response to unidentified inherent losses in our loan and lease portfolio caused by the steadily worsening economic conditions in the national and regional economies throughout 2001. Also offsetting the gain on the sale of Concord stock was a charitable contribution of $5 million to First Hawaiian Foundation, a private non-profit charitable foundation and other items totaling $398,000. The net after-tax increase to our net income was $14.9 million.

     For further information regarding the Company’s mergers and acquisitions, see Note 2 to the Consolidated Financial Statements on pages 51 through 53. For further information regarding the Company’s restructuring, integration, and other nonrecurring costs, see Note 3 to the Consolidated Financial Statements on page 53. For additional information regarding net interest income, see Net Interest Income and Table 1 on pages 22 and 23, respectively. For additional information on nonperforming assets, see Nonperforming Assets and Past Due Loans and Leases on pages 32 and 33.

2001 vs. 2000

     The table below compares our 2001 financial results to 2000. The improvement in our financial results is primarily attributed to higher net interest income, caused mainly by increased loan and lease and deposit volume, increased noninterest income, a result of our continuing efforts to diversify our revenue base, and controlled noninterest expense. In addition, the gain on the sale of

Part II (continued)

Concord, net of additional provision and other nonrecurring items, contributed $14.9 million to our net and operating income.

(dollars in thousands)	2001	2000	Change

Consolidated net income	$254,804	$216,394	17.8%
Operating earnings*	257,146	217,149	18.4
Return on average tangible total assets*	1.56%	1.48%	5.4
Return on average tangible stockholder’s equity*	22.53	20.32	10.9

*Excludes after-tax restructuring, integration and other nonrecurring costs of $2.3 million and $755,000 in 2001 and 2000, respectively.

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

(dollars in thousands)	2000	1999	Change

Consolidated net income	$216,394	$172,378	25.5%
Operating earnings*	217,149	184,008	18.0
Return on average tangible total assets*	1.48%	1.39%	6.5
Return on average tangible stockholder’s equity*	20.32	19.70	3.1

*Excludes after-tax restructuring, integration and other nonrecurring costs of $755,000 in 2000 and $11.6 million in 1999.

Net Interest Income

2001 vs. 2000

(in thousands)	2001	2000	Change

Net interest income	$816,514	$746,934	9.3%

     The increase in our net interest income in 2001 was principally the result of a $1.5 billion, or 9.7%, increase in average earning assets. The increase in our average earning assets was primarily a result of growth in our Bank of the West operating segment and branch acquisitions in Nevada, New Mexico, Guam and Saipan. The increase in average earning assets was partially offset by a two-basis-point (1% equals 100 basis points) reduction in our net interest margin. The Federal Reserve Board’s Federal Open Market Committee has reduced the key Federal Funds rate 11 times by a total of 425 basis points in 2001. The effect of these decreases has reduced the yield on earning assets, but also the rates paid on sources of funds.

2000 vs. 1999

(in thousands)	2000	1999	Change

Net interest income	$746,934	$688,834	8.4%

     The increase in our net interest income in 2000 was principally the result of a $1.3 billion, or 8.7%, increase in average earning assets. The increase in our average earning assets was primarily a result of growth in our Bank of the West operating segment. This increase was partially offset by a one-basis-point reduction in our net interest margin. The rebound in Hawaii has stopped the nearly decade-long economic decline, leading to a double-digit increase in the earnings of our First Hawaiian operating segment.

Noninterest Income

(in thousands)	2001	2000	Change

Noninterest income	$308,398	$216,076	42.7%

     Key components of noninterest income that increased in 2001 over 2000 include: (1) a $71.8 million increase in the net gain on sale of investment securities, primarily from the $59.8 million pre-tax gain on the sale of Concord stock and the sale of securities in our available-for-sale investment portfolio; (2) higher service charges and fees for deposits and miscellaneous items, due to higher fees and increased volume from our larger customer base and (3) a $4 million gain on the sale of a leveraged lease. These increases were partially offset by a decrease in trust and investment income, primarily due to the decrease in the equity markets in the United States.

Noninterest Expense

(in thousands)	2001	2000	Change

Noninterest expense	$595,746	$533,961	11.6%

     The increase in noninterest expense in 2001 was primarily due to the additional costs related to our larger branch network because of branch acquisitions in Nevada, New Mexico, Guam and Saipan. Excluding the pre-tax restructuring, integration and other nonrecurring costs of $3.9 million in 2001 and $1.3 million in 2000, noninterest expense increased by 10.7%, due primarily to an increase in salaries and employee benefits and an increase in occupancy expense, primarily due to continued expansion in our Bank of the West operating segment. The increase in our intangible amortization expense is due to additional amounts of intangible assets recorded related to our branch acquisitions in Nevada, New Mexico, Guam and Saipan.

Part II (continued)

Efficiency Ratio

	2001	2000	1999

Efficiency ratio*	51.24%	51.53%	54.47%

*Calculated as noninterest expense (exclusive of nonrecurring costs) minus the amortization of goodwill and core deposit intangible as a percentage of total operating revenue (net interest income plus noninterest income, exclusive of nonrecurring items).

     Our efficiency ratio improved in 2001 over 2000 principally because of increased revenue from higher net interest income, primarily from more earning assets, and higher noninterest income. In addition, the containment of noninterest expense contributed to the improvement in our efficiency ratio.

Credit Quality

     The provision for credit losses increased in 2001 over 2000 primarily because of the 9.8% increase in average total loans and leases outstanding in 2001 over 2000 and additional amounts taken in response to macroeconomic trends. The improvement in the ratio of non-performing assets to total loans and leases, OREO and repossessed personal property in 2001 compared to 2000 was primarily due to the increase in average total loans and leases, as well as the reduction of restructured loans and leases and OREO and repossessed personal property, partially offset by an increase in nonaccrual loans and leases. Net charge-offs increased primarily due to increased charge-offs in the commercial, financial and agricultural and consumer loan and lease categories. The overall increase in charge-offs reflect the effects of the slowing national and regional economies.

(dollars in thousands)	2001	2000	1999

Provision for credit losses	$103,050	$60,428	$55,262
Net charge-offs to average loans & leases	.55%	.37%	.42%
Allowance for credit losses (year end)	$194,654	$172,443	$161,418
Allowance for credit losses as % of total loans & leases (year end)	1.28%	1.23%	1.29%
Nonperforming assets* as % of total loans & leases, OREO & repossessed personal property (year end)	.78	.86	1.01

*Principally loans and leases collateralized by real estate.

Net Interest Margin

2001 vs. 2000

	2001	2000	Change

Net interest margin	4.73%	4.75%	-2 basis pts.

     The net interest margin decreased by 2 basis points in 2001 from 2000 due primarily to the effects of the decreasing interest rate environment that was experienced for most of 2001. Although the decreasing rate environment reduced our yield on earning assets by 66 basis points to 7.66% in 2001 from 8.32% in 2000, it also decreased our rate paid on sources of funds by 64 basis points to 2.93% in 2001 from 3.57% in 2000. Therefore, our net interest margin decreased by two basis points in 2001. Partially offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits increased by $431 million, or 15.8%, in 2001 compared to 2000.

2000 vs. 1999

	2000	1999	Change

Net interest margin	4.75%	4.76%	-1 basis pt.

     The net interest margin decreased by one basis point in 2000 from 1999 primarily due to the effects of the increasing interest rate environment that was experienced for most of 2000. Although the increasing rate environment raised our yield on earning assets by 48 basis points to 8.32% in 2000 over 7.84% in 1999, it also raised our rate paid on sources of funds by 49 basis points to 3.57% in 2000 over 3.08% in 1999. Therefore, our net interest margin decreased by one basis point in 2000. Partially offsetting the increase on the rate paid on sources of funds, average noninterest-bearing deposits increased in 2000 by $262.5 million, or 10.7%, compared to 1999.

Average Earning Assets

2001 vs. 2000

(in thousands)	2001	2000	Change

Average earning assets	$17,273,697	$15,752,238	9.7%

     The continuing growth of our Bank of the West operating segment and our branch acquisitions in Nevada, New Mexico, Guam and Saipan are primarily responsible for the increase in average earning assets. In particular, the $1.3 billion, or 8.1%, increase in average total loans and leases was primarily due to growth in the Western United States. Average total investment securities also increased by $177.5 million, or 8.5%, to $2.3 billion in 2001 over 2000.

2000 vs. 1999

(in thousands)	2000	1999	Change

Average earning assets	$15,752,238	$14,491,126	8.7%

Part II (continued)

     The continuing growth of our Bank of the West operating segment is primarily responsible for the increase in average earning assets. In particular, the $994.5 million, or 8.1%, increase in average total loans and leases was primarily due to growth in the Western United States. Average total investment securities also increased by $370.4 million, or 21.5%, to $2.1 billion in 2000 over 1999.

Average Loans and Leases

2001 vs. 2000

(in thousands)	2001	2000	Change

Average loans and leases	$14,585,712	$13,285,586	9.8%

     The increase in average loans and leases was primarily due to growth from our Bank of the West operating segment’s consumer loan and lease financing portfolios. In addition to growth from their existing branch network, average loans and leases in the Bank of the West operating segment also increased due to the acquisition of branches in Nevada and New Mexico. Average loans and leases in the First Hawaiian operating segment decreased in 2001 as compared to 2000, primarily due to the planned reduction in certain syndicated national credits, partially offset by loans and leases acquired in the Guam and Saipan branch acquisition.

2000 vs. 1999

(in thousands)	2000	1999	Change

Average loans and leases	$13,285,586	$12,291,095	8.1%

     The increase in average loans and leases was primarily due to growth from our Bank of the West operating segment’s commercial real estate, consumer loan and lease financing portfolios. In addition, the rebounding economy in Hawaii led to a modest increase in average loans and leases in our First Hawaiian operating segment.

Average Interest-Bearing Deposits and Liabilities

2001 vs. 2000

(in thousands)	2001	2000	Change

Average interest-bearing deposits and liabilities	$13,366,544	$12,289,972	8.8%

     The increase in average interest-bearing deposits and liabilities in 2001 over 2000 was principally caused by growth in our customer deposit base, primarily in our Bank of the West operating segment. Our average deposits also increased due to branch acquisitions in Nevada, New Mexico, Guam and Saipan. Average long-term debt and capital securities increased in 2001 over 2000 primarily due to the inclusion of the $150 million in BWE Capital Securities for all of 2001, as opposed to only a portion of December 2000. Also affecting average long-term debt was the $1.550 billion in long-term debt entered into with BNP Paribas in conjunction with the BNP Paribas Merger.

2000 vs. 1999

(in thousands)	2000	1999	Change

Average interest-bearing deposits and liabilities	$12,289,972	$11,494,121	6.9%

     The increase in average interest-bearing deposits and liabilities in 2000 over 1999 was principally caused by growth in our customer deposit base, primarily in our Bank of the West operating segment. In addition, we grew deposits by initiating various deposit product programs. Also, we increased our utilization of negotiable and brokered time certificates of deposits.

Operating Segments Results

     As detailed in Note 19 to the Consolidated Financial Statements on pages 64 and 65, our operations are managed principally through our two major bank subsidiaries, Bank of the West and First Hawaiian. Bank of the West operates primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. It also conducts business nationally through its Consumer Finance Division and its Essex Credit Corporation subsidiary. First Hawaiian’s primary base of operations is in Hawaii, Guam and Saipan. It also has significant operations extending nationally, and to a lesser degree internationally, through its media finance, national corporate lending and leveraged leasing operations. The “other” category in the table below consists principally of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc., BancWest Capital I and First Hawaiian Capital I. The reconciling items are principally consolidating entries to eliminate intercompany balances and transactions. The following table summarizes significant financial information, as of or for years ended December 31, of our reportable segments:

(in millions)	2001	2000	1999

Net Interest Income
Bank of the West	$503	$423	$384
First Hawaiian	330	329	312
Other	(16)	(5)	(7)

Consolidated Total	$817	$747	$689

Net Income
Bank of the West	$140	$110	$84
First Hawaiian	125	112	94
Other	(10)	(6)	(6)

Consolidated Total	$255	$216	$172

Year End Segment Assets
Bank of the West	$13,412	$11,159	$9,571
First Hawaiian	8,682	7,452	7,081
Other	4,759	3,215	2,747
Reconciling items	(5,206)	(3,369)	(2,718)

Consolidated Total	$21,647	$18,457	$16,681

Part II (continued)

2001 vs. 2000

•	Our net interest income for 2001 increased over 2000, principally due to the growth in loan and lease volume in the Western United States and increase in noninterest-bearing deposits. Bank of the West’s annual average loans outstanding increased in 2001 by 19.3% over 2000. First Hawaiian’s 0.3% increase in net interest income between 2001 and 2000 was primarily due to an increase in investment securities and lower cost on deposits, partially offset by a decrease in loans and leases.

•	Our net income for 2001 increased over 2000, primarily due to: (1) higher net interest income from both Bank of the West and First Hawaiian; (2) higher noninterest income from a $59.8 million pre-tax gain from the sale of Concord stock and from service charges on deposit accounts, annuity and mutual fund sales and other service charges and fees; (3) contribution from acquired New Mexico and Nevada branches and Union Bank of California’s branch network in Guam and Saipan.

•	Our total assets at December 31, 2001 grew by 17.3% over December 31, 2000, predominantly due to the 20.2% growth in Bank of the West’s assets. An increase in earning assets, mainly commercial real estate, consumer loans and lease financing, contributed to Bank of the West’s growth. The 16.5% increase in First Hawaiian’s assets in 2001 from 2000 was principally due to increases in intangible assets from the BNP Paribas Merger.

2000 vs. 1999

•	Our net interest income for 2000 increased over 1999, principally due to the growth in loan and lease volume in the Western United States and an increase in noninterest-bearing deposits. Bank of the West’s annual average loan volume increased in 2000 by 14.4% over 1999. First Hawaiian’s 5.4% increase in net interest income between 2000 and 1999 was primarily due to higher net interest margins.

•	Our net income for 2000 increased over 1999, primarily due to: (1) higher net interest income from both Bank of the West and First Hawaiian; (2) lower restructuring, integration and other nonrecurring costs in 2000 compared to 1999; (3) higher noninterest income in 2000 over 1999 for both Bank of the West and First Hawaiian, such as income from service charges on deposit accounts, trust and investment services, annuity and mutual fund sales and other service charges and fees; and (4) controlled noninterest expense growth.

•	Our total assets at December 31, 2000 grew by 10.6% over December 31, 1999, predominantly due to the 16.6% growth in Bank of the West’s assets. An increase in earning assets, mainly consumer loans and lease financing, contributed to Bank of the West’s growth. The 5.2% increase in First Hawaiian’s assets in 2000 from 1999 was principally due to an increase in commercial, financial and agricultural loans, reflecting a rebounding Hawaii economy.

Part II (continued)

Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

     On December 20, 2001, BNP Paribas acquired all of the outstanding common shares of BancWest Corporation. As a result of the transaction, the Predecessor became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for as a purchase with BNP Paribas’ accounting basis being “pushed down” to BancWest Corporation. See Note 2 to the Consolidated Financial Statements for additional information regarding this business combination. It is generally not appropriate to combine pre- and post-“push-down” periods; however, for purposes of comparison only, the following tables combine our consolidated results of operations from December 20, 2001 through December 31, 2001 with those for the period January 1, 2001 through December 19, 2001. The combined results will generally serve as comparable amounts to the 12-month period ended December 31, 2000 and will be utilized for purposes of providing discussion and analysis of consolidated results of operations.

     The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2001, 2000 and 1999) to make them comparable with taxable items before any income taxes are applied.

	2001			2000			1999

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$7,320	$405	5.54%	$5,405	$233	4.30%	$3,712	$156	4.22%
Foreign	188,105	8,797	4.68	172,265	11,228	6.52	291,097	15,096	5.19

Total interest-bearing deposits in other banks	195,425	9,202	4.71	177,670	11,461	6.45	294,809	15,252	5.17

Federal funds sold and securities purchased under agreements to resell	226,032	9,360	4.14	199,970	13,016	6.51	186,569	9,537	5.11

Investment securities (1):
Taxable	2,257,162	136,185	6.03	2,074,238	136,295	6.57	1,695,460	101,706	6.00
Exempt from Federal income taxes	9,366	778	8.31	14,774	1,168	7.91	23,193	1,699	7.33

Total investment securities	2,266,528	136,963	6.04	2,089,012	137,463	6.58	1,718,653	103,405	6.02

Loans and leases (2),(3):
Domestic	14,238,553	1,138,044	7.99	12,941,488	1,117,404	8.63	11,933,259	977,575	8.19
Foreign	347,159	30,409	8.76	344,098	30,934	8.99	357,836	30,553	8.54

Total loans and leases	14,585,712	1,168,453	8.01	13,285,586	1,148,338	8.64	12,291,095	1,008,128	8.20

Total earning assets	17,273,697	1,323,978	7.66	15,752,238	1,310,278	8.32	14,491,126	1,136,322	7.84

Cash and due from banks	693,489			632,780			621,964
Premises and equipment	286,914			277,831			280,587
Core deposit intangible	73,256			60,887			69,050
Goodwill	712,198			612,284			624,886
Other assets	421,887			263,959			205,902

Total assets	$19,461,441			$17,599,979			$16,293,515

Notes:

(1)	For the years ended December 31, 2001, 2000, and 1999, average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(2)	Nonaccruing loans and leases are included in the average loan and lease balances.

(3)	Interest income for loans and leases include loan fees of $37,834, $32,811 and $32,803 for 2001, 2000 and 1999, respectively.

Part II (continued)

	2001			2000			1999

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$315,997	$1,878	.59%	$289,317	$3,546	1.23%	$289,142	$3,609	1.25%
Savings	4,576,588	86,082	1.88	4,062,828	98,876	2.43	4,067,056	93,100	2.29
Time	6,281,175	298,353	4.75	6,083,739	345,939	5.69	5,497,583	264,336	4.81
Foreign	222,708	6,951	3.12	222,351	9,843	4.43	203,846	7,576	3.72

Total interest-bearing deposits	11,396,468	393,264	3.45	10,658,235	458,204	4.30	10,057,627	368,621	3.67
Short-term borrowings	896,405	34,955	3.90	814,271	49,298	6.05	646,576	30,326	4.69
Long-term debt and capital securities	1,073,671	78,916	7.35	817,466	55,420	6.78	789,918	47,930	6.07

Total interest-bearing deposits and liabilities	13,366,544	507,135	3.79	12,289,972	562,922	4.58	11,494,121	446,877	3.89

Interest rate spread			3.87%			3.74%			3.95%

Noninterest-bearing deposits	3,153,164			2,721,818			2,459,305
Other liabilities	862,404			685,563			547,128

Total liabilities	17,382,112			15,697,353			14,500,554
Stockholder’s equity	2,079,329			1,902,626			1,792,961

Total liabilities and stockholder’s equity	$19,461,441			$17,599,979			$16,293,515

Net interest income and margin on total earning assets		816,843	4.73%		747,356	4.75%		689,445	4.76%

Tax-equivalent adjustment		329			422			611

Net interest income		$816,514			$746,934			$688,834

($ in billions)
1997	8.9
1998	15.9
1999	16.7
2000	18.5
2001	21.6

($ in billions)
1997	6.8
1998	12.0
1999	12.5
2000	14.0
2001	15.2

	Noninterest	Net Interest
	Income	Income

	($ in millions)
1997	110.6	369.8
1998	134.2	433.7
1999	197.6	688.8
2000	216.1	746.9
2001	308.4	816.5

(%)
1997	4.77
1998	4.81
1999	4.76
2000	4.75
2001	4.73

Part II (continued)

Table 2: Analysis of Changes in Net Interest Income (Taxable-Equivalent Basis)

     The following table analyzes the dollar amount of change (on a taxable-equivalent basis) in interest income and expense and the changes in dollar amounts attributable to:

(a)	changes in volume (changes in volume times the prior year’s rate),

(b)	changes in rates (changes in rates times the prior year’s volume), and

(c)	changes in rate/volume (change in rate times change in volume).

     In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

     The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2001, 2000 and 1999) to make them comparable with taxable items before any income taxes are applied.

	2001 Compared to 2000—			2000 Compared to 1999—
	Increase (Decrease) Due to:			Increase (Decrease) Due to:

			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest earned on:
Interest-bearing deposits in other banks:
Domestic	$96	$76	$172	$73	$4	$77
Foreign	960	(3,391)	(2,431)	(7,134)	3,266	(3,868)

Total interest-bearing deposits in other banks	1,056	(3,315)	(2,259)	(7,061)	3,270	(3,791)

Federal funds sold and securities purchased under agreements to resell	1,534	(5,190)	(3,656)	724	2,755	3,479

Investment securities:
Taxable	11,510	(11,620)	(110)	24,241	10,348	34,589
Exempt from Federal income taxes	(447)	57	(390)	(657)	126	(531)

Total investment securities	11,063	(11,563)	(500)	23,584	10,474	34,058

Loans and leases (1):
Domestic	107,214	(86,574)	20,640	85,314	54,515	139,829
Foreign	273	(798)	(525)	(1,199)	1,580	381

Total loans and leases	107,487	(87,372)	20,115	84,115	56,095	140,210

Total earning assets	121,140	(107,440)	13,700	101,362	72,594	173,956

Interest paid on:
Deposits:
Domestic:
Interest-bearing demand	301	(1,969)	(1,668)	2	(65)	(63)
Savings	11,488	(24,282)	(12,794)	(97)	5,873	5,776
Time	10,922	(58,508)	(47,586)	30,081	51,522	81,603
Foreign	16	(2,908)	(2,892)	730	1,537	2,267

Total interest-bearing deposits	22,727	(87,667)	(64,940)	30,716	58,867	89,583
Short-term borrowings	4,582	(18,925)	(14,343)	8,944	10,028	18,972
Long-term debt and capital securities	18,522	4,974	23,496	1,717	5,773	7,490

Total interest-bearing deposits and liabilities	45,831	(101,618)	(55,787)	41,377	74,668	116,045

Increase (decrease) in net interest income	$75,309	$(5,822)	$69,487	$59,985	$(2,074)	$57,911

Note:

(1)	Interest income for loans and leases include loan fees of $37,834, $32,811, and $32,803 for 2001, 2000 and 1999, respectively.

Part II (continued)

Noninterest Income

     Components of and changes in noninterest income are reflected below for the years indicated:

				2001/2000 Change		2000/1999 Change

(dollars in thousands)	2001	2000	1999	Amount	%	Amount	%

Service charges on deposit accounts	$89,175	$74,718	$67,674	$14,457	19.3%	$7,044	10.4%
Trust and investment services income	32,330	36,161	32,644	(3,831)	(10.6)	3,517	10.8
Other service charges and fees	78,787	73,277	65,484	5,510	7.5	7,793	11.9
Securities gains, net	71,797	211	16	71,586	N/M	195	1,218.8
Other	36,309	31,709	31,814	4,600	14.5	(105)	(0.3)

Total noninterest income	$308,398	$216,076	$197,632	$92,322	42.7%	$18,444	9.3%

N/M — Not Meaningful.

2001 vs. 2000

     As the table above shows in more detail, noninterest income increased $92.3 million, or 42.7%, from $216.1 million in 2000 to $308.4 million in 2001. Factors causing the increase included:

•	Service charges on deposit accounts increased, primarily due to higher levels of deposits caused by the expansion of our customer deposit base in our Bank of the West operating segment, including the deposits from the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.

•	Trust and investment services income decreased, primarily due to decreased investment management fee income resulting from a lower valuation of investments under management.

•	Other service charges and fees increased, primarily due to higher merchant services fees resulting from higher fee charges, increased volume and more merchant outlets, higher bank card and ATM convenience fee income and higher miscellaneous service fees.

•	The Concord stock securities gain was primarily responsible for the increase in securities gains.

•	Other noninterest income increased by 14.5% compared to 2000. Significant items in 2001 included an approximately $4 million gain on sale of a leveraged lease.

2000 vs. 1999

     As the table above shows in more detail, noninterest income increased $18.4 million, or 9.3%, from $197.6 million in 1999 to $216.1 million in 2000. Factors causing the increase included:

•	Service charges on deposit accounts increased, primarily due to higher levels of deposits caused by the expansion of our customer deposit base in our Bank of the West operating segment.

•	Trust and investment services income increased, primarily due to increased money management services to both retail and institutional clients, reflecting our continuing efforts to strengthen and diversify our revenue base.

•	Other service charges and fees increased, primarily due to higher merchant services fees, higher bank card fees, higher ATM convenience fee income, higher annuity and mutual fund sales and higher miscellaneous service fees.

•	Other noninterest income decreased by 0.3% compared to 1999. Significant items in 2000 included $5 million in termination fees from the cancelled First Security Corporation and Zions Bancorp merger and a gain on the sale of the former SierraWest Bank headquarters of $1.2 million in 2000. It should be noted that 1999’s other noninterest income total included a gain on the transfer of rights associated with the termination of a leveraged lease of approximately $5 million.

(%)
1997	1.33
1998	1.32
1999	1.29
2000	1.23
2001	1.28

(%)
1997	0.33
1998	0.31
1999	0.42
2000	0.37
2001	0.55

(%)
1997	1.42
1998	1.11
1999	1.01
2000	0.86
2001	0.78

Part II (continued)

Provision and Allowance for Credit Losses

     The following sets forth the activity in the allowance for credit losses for the years indicated:

(dollars in thousands)	2001	2000	1999	1998	1997

Loans and leases outstanding (end of year)	$15,223,732	$13,971,831	$12,524,039	$11,964,563	$6,792,394

Average loans and leases outstanding	$14,585,712	$13,285,586	$12,291,095	$7,658,998	$6,476,822

Allowance for credit losses:
Balance at beginning of year	$172,443	$161,418	$158,294	$90,487	$90,895

Provision for credit losses	103,050	60,428	55,262	30,925	20,010
Loans and leases charged off:
Commercial, financial and agricultural	25,855	8,693	7,715	6,440	7,487
Real estate:
Commercial	1,193	2,715	6,385	740	1,150
Construction	—	3,480	3,646	—	180
Residential	2,920	6,589	5,539	4,217	3,731
Consumer	40,076	28,331	27,927	17,911	13,994
Lease financing	21,658	10,202	9,111	1,385	105
Foreign	1,438	2,121	1,222	458	197

Total loans and leases charged off	93,140	62,131	61,545	31,151	26,844

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	1,045	1,954	1,761	1,314	1,830
Real estate:
Commercial	137	178	311	821	310
Construction	321	751	18	1,244	—
Residential	618	1,143	1,101	250	985
Consumer	7,028	6,261	5,681	3,040	2,347
Lease financing	2,459	2,018	1,397	253	26
Foreign	693	423	163	124	64

Total recoveries on loans and leases previously charged off	12,301	12,728	10,432	7,046	5,562

Net charge-offs	(80,839)	(49,403)	(51,113)	(24,105)	(21,282)
Transfer of allowance allocated to securitized loans	—	—	(1,025)	—	—
Allowances of subsidiaries purchased (1)	—	—	—	60,987	864

Balance at end of year	$194,654	$172,443	$161,418	$158,294	$90,487

Net loans and leases charged off to average loans and leases	.55%	.37%	.42%	.31%	.33%
Net loans and leases charged off to allowance for credit losses	41.53	28.65	31.66	15.23	23.52
Allowance for credit losses to total loans and leases (end of year)	1.28	1.23	1.29	1.32	1.33
Allowance for credit losses to nonperforming loans and leases (end of year):
Excluding 90 days or more past due accruing loans and leases	2.00x	1.84x	1.64x	1.61x	1.40x
Including 90 days or more past due accruing loans and leases	1.65	1.56	1.39	1.16	.91

Note:

(1)	Allowance for credit losses of $60,987 in 1998 and $864 in 1997 were related to the BancWest Merger and a SierraWest Bancorp merger.

Part II (continued)

     We have allocated a portion of the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the various loan and lease categories as of December 31 for the years indicated:

	2001		2000		1999		1998		1997

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans/Leases		Loans/Leases		Loans/Leases		Loans/Leases		Loans/Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans/Leases	Amount	Loans/Leases	Amount	Loans/Leases	Amount	Loans/Leases	Amount	Loans/Leases

Domestic:
Commercial, financial and agricultural	$42,130	16%	$22,185	19%	$19,175	18%	$28,988	19%	$17,113	25%
Real estate:
Commercial	17,575	19	11,030	19	10,275	19	13,245	19	5,829	22
Construction	2,820	3	3,780	3	4,755	3	4,899	4	570	3
Residential	6,320	15	7,055	17	12,305	19	12,009	22	8,779	30
Consumer	45,210	29	39,025	26	34,200	24	32,251	22	15,464	10
Lease financing	22,315	15	16,295	14	12,855	14	9,992	11	546	5
Foreign	2,915	3	1,400	2	850	3	1,435	3	1,405	5
Unallocated	55,369	N/A	71,673	N/A	67,003	N/A	55,475	N/A	40,781	N/A

Total	$194,654	100%	$172,443	100%	$161,418	100%	$158,294	100%	$90,487	100%

     The provision for credit losses is based on management’s judgment as to the adequacy of the allowance for credit losses (the “Allowance”). Management uses a systematic methodology to determine the related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral.

     Using this methodology, we allocate the Allowance to individual loans and leases and to categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 to the Consolidated Financial Statements on pages 45 through 51 describes how we evaluate loans for impairment. Note 7 to the Consolidated Financial Statements on page 56 details additional information regarding the Allowance and impaired loans.

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

     As the table on page 26 illustrates, the provision for credit losses for 2001 was $103.1 million, an increase of $42.6 million, or 70.5%, over 2000.

     Although we have taken substantial effort to attempt to mitigate risk within our loan portfolio, a confluence of events in 2001 has made it prudent to increase our provision for credit losses. While we have not specifically identified credits that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets on page 33), certain events make it probable that there are losses inherent in our portfolio. These events include:

•	The rapid and sharp economic slowdown in certain key sectors of the United States economy, in particular, manufacturing and technology. The slowing conditions of the national and regional economies were further exacerbated by the unforeseen and devastating effects of the terrorist attacks on September 11, 2001. These external events may prove to be the catalyst for a longer and more severe economic downturn than was previously expected.

•	The steep decline of the equity markets in the United States in 2001 has erased a substantial portion of household net worth that was accumulated throughout most of the 1990s. The decline could affect our portfolio in the form of increased charge-offs and nonaccrual loans in the coming months.

Part II (continued)

•	The purchase of branches in Nevada and New Mexico necessitated additional provision for credit losses, due to a deterioration of economic conditions since their purchase.

•	The attacks on September 11th, the response of the United States military and the economic aftershocks caused by these events continue to broadly impact the national and regional economies. Due to measures that we took earlier in the year in response to deteriorating conditions prior to September 11th, our allowance for credit losses should be able to adequately absorb the initial effects of these events. However, we will continue to closely monitor the current and potential impact that this unfolding crisis has on our loan and lease portfolio. Worsening economic conditions may warrant additional amounts for the provision for credit losses in future periods.

Net Charge-Offs

2001 vs. 2000

(in thousands)	2001	2000	Change

Net charge-offs	$80,839	$49,403	63.6%

     In 2001, net charge-offs increased by $31.4 million compared to 2000 due to the following factors:

•	Commercial, financial and agricultural net charge-offs increased primarily due to the write-off of $4.4 million in agricultural credits in the Pacific Northwest, the write-off of commercial, financial and agricultural loans totaling $6.9 million and $2.5 million for commercial fraud-related losses. In addition, the higher charge-offs resulted from the larger loan portfolio of our Bank of the West operating segment.

•	Consumer net charge-offs increased due to increased losses inherent in our larger loan portfolio and the effects of the declining national and regional economy.

•	Lease financing net charge-offs increased in 2001 over 2000 by 134.6% or $11 million, primarily in the Bank of the West operating segment. The charge-offs were primarily in the consumer and equipment areas.

     These increases were partially offset by the following:

•	Real estate — commercial net charge-offs decreased by $1.5 million, primarily due to fewer charge-offs of nonperforming loans in Hawaii.

•	Real estate — residential net charge-offs decreased by $3.1 million, primarily due to decreased charge-offs of nonperforming residential loans in our First Hawaiian operating segment.

•	Foreign net charge-offs decreased in 2001 compared to 2000 by $1 million, or 56.1%, primarily due to decreased charge-offs in Guam and Saipan.

2000 vs. 1999

(in thousands)	2000	1999	Change

Net charge-offs	$49,403	$51,113	(3.3)%

     In 2000, net charge-offs decreased by $1.7 million compared to 1999 due to the following factors:

•	Real estate — commercial net charge-offs decreased by $3.5 million, primarily due to fewer charge-offs of nonperforming loans in Hawaii. The decrease in nonperforming loans reflected the rebound in Hawaii’s commercial property values.

•	Real estate — residential net charge-offs increased by $1 million, primarily due to increased charge-offs of nonperforming residential loans in our First Hawaiian operating segment.

•	Lease financing net charge-offs increased in 2000 over 1999 by 6.1%, or $470,000, primarily in the Bank of the West operating segment. The charge-offs were primarily in the consumer and equipment areas.

•	Foreign net charge-offs increased in 2000 over 1999 by $639,000, or 60.3%, primarily due to increased charge-offs in Guam and Saipan.

Allowance for Credit Losses

2001 vs. 2000

(dollars in thousands)	2001		2000		Change

Allowance for credit losses (year end)	$194,654		$172,443		12.9%
Allowance for credit losses as a % of total loans and leases (year end)	1.28%		1.23%		4.1%
Allowance for credit losses to nonperforming loans and leases, excluding 90 days or more past due accruing loans and leases (year end)	2.00	x	1.84	x	8.7%

     The percentage of the Allowance compared to total loans and leases increased in 2001 from 2000, primarily due to additional provisioning done in response to negative macroeconomic trends in 2001. The ratio of the Allowance to nonperforming loans and leases increased to 2.00x in 2001 compared to 1.84x in 2000. The increase is primarily attributable to an increase in the allowance for credit losses in 2001.

     In management’s judgment, the Allowance is adequate to absorb losses inherent in the loan and lease portfolio at December 31, 2001. However, if economic conditions in our markets change, the Allowance, nonperforming assets and charge-offs could change as a result.

Part II (continued)

Noninterest Expense

     The table below shows the categories of noninterest expense and how they have changed between 2001 and 2000, and between 2000 and 1999:

				2001/2000 Change		2000/99 Change

(in thousands)	2001	2000	1999	Amount	%	Amount	%

Personnel:
Salaries and wages	$207,054	$184,901	$181,914	$22,153	12.0%	$2,987	1.6%
Employee benefits	72,442	55,362	52,103	17,080	30.9	3,259	6.3

Total personnel expense	279,496	240,263	234,017	39,233	16.3	6,246	2.7
Occupancy expense	66,233	62,715	60,056	3,518	5.6	2,659	4.4
Outside services	47,658	45,924	44,697	1,734	3.8	1,227	2.7
Intangible amortization	43,618	36,597	35,760	7,021	19.2	837	2.3
Equipment expense	30,664	29,241	30,422	1,423	4.9	(1,181)	(3.9)
Stationery and supplies	22,004	20,286	21,275	1,718	8.5	(989)	(4.6)
Advertising and promotion	17,066	16,950	15,788	116	0.7	1,162	7.4
Restructuring, integration and other nonrecurring costs	3,935	1,269	17,534	2,666	210.1	(16,265)	(92.8)
Other	85,072	80,716	75,526	4,356	5.4	5,190	6.9

Total noninterest expense	$595,746	$533,961	$535,075	$61,785	11.6%	$(1,114)	(0.2)%

2001 vs. 2000

     Total noninterest expense for 2001 was $595.7 million, an increase of $61.8 million, or 11.6%, over 2000. Significant factors for the increase included:

•	Total personnel expense increased by $39.2 million, or 16.3%, primarily due to increased staffing as a result of the Nevada and New Mexico branch acquisitions in the first quarter of 2001, higher incentive benefits in 2001, and lower net periodic pension benefit credits in 2001.

•	Occupancy expense increased by $3.5 million, or 5.6%, due to higher building maintenance and rent expense for certain facilities.

•	Intangible amortization increased by $7 million, or 19.2%, due to the Nevada and New Mexico branch acquisitions. We recorded an additional $113 million in goodwill and core deposit intangibles at acquisition.

•	The restructuring, merger-related and other nonrecurring costs in 2001 were related to the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.

•	Other noninterest expense increased by $4.4 million, or 5.4%, primarily due to a $5 million charitable contribution made to the First Hawaiian Foundation, a charitable arm of First Hawaiian that supports non profit and community organizations in the markets where it operates. The amount of the increase was partially offset by $3 million in expenses recognized in 2000 related to the planned acquisition of divested branches resulting from the terminated merger of Zions Bancorporation and First Security Corporation.

2000 vs. 1999

     Total noninterest expense for 2000 was $534 million, a decrease of $1.1 million, or 0.2%, from 1999. The main factor causing the decrease was pre-tax restructuring, merger-related and other nonrecurring costs of $1.3 million in 2000 compared to $17.5 million in 1999. Excluding pre-tax restructuring, merger-related and other nonrecurring costs, noninterest expense was $532.7 million in 2000, an increase of $15.2 million, or 2.9%, over $517.5 million in 1999. Significant factors for the difference included:

•	Total personnel expense increased by $6.2 million, or 2.7%, due to the larger number of employees, primarily in our Bank of the West operating segment because of the need for increased staffing as a result of our continuing expansion. The increase was partially offset by higher net periodic pension benefit credits and a decrease in personnel expense for First Hawaiian employees affected by the ALLTEL facilities management agreement.

•	Occupancy expense increased by $2.7 million, or 4.4%, due to higher building maintenance and rent expense for certain facilities.

•	Equipment expense decreased by $1.2 million, or 3.9%, due to the transfer of certain assets to the outside service provider under the ALLTEL facilities management agreement for the consolidation and operation of a single data center.

•	Outside services increased by $1.2 million, or 2.7%, primarily due to the fees paid for the ALLTEL facilities management agreement.

•	Other noninterest expense increased by $5.2 million, or 6.9%, primarily due to $3 million in expenses related to the terminated branch purchase agreement resulting from the cancellation of the merger between Zions Bancorporation and First Security Corporation.

Part II (continued)

Loans and Leases

     The following table shows the major categories in the loan and lease portfolio as of December 31 for the years indicated:

(in millions)	2001	2000	1999	1998	1997

Domestic:
Commercial, financial and agricultural	$2,388	$2,605	$2,213	$2,233	$1,710
Real estate:
Commercial	2,957	2,618	2,467	2,284	1,509
Construction	464	406	408	430	228
Residential	2,264	2,360	2,363	2,692	1,980
Consumer	4,472	3,600	2,987	2,583	689
Lease financing	2,293	2,038	1,738	1,361	338
Foreign:
Commercial and industrial	81	66	65	81	68
Other	305	279	283	301	270

Total loans and leases	$15,224	$13,972	$12,524	$11,965	$6,792

Income Taxes

     The provision for income taxes as shown in the Consolidated Statements of Income on page 42 represents 40.2%, 41.3% and 41.8% of pre-tax income for 2001, 2000 and 1999, respectively. Additional information on our consolidated income taxes is provided in Note 18 to the Consolidated Financial Statements on pages 63 and 64.

Loans and Leases

     We continue our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume was primarily in our Mainland United States operations.

     The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. As the table above shows, total loans and leases increased by 9.0% at December 31, 2001 over December 31, 2000. The increase was primarily due to increases in the volume of commercial real estate, consumer loans and leases, mainly due to the increased lending in the Western United States and the Nevada and New Mexico branch acquisitions. The increase was partially offset by decreases in the amount of residential real estate loans and commercial, financial and agricultural loans in the First Hawaiian operating segment. The decrease in the real estate residential loan category in the First Hawaiian operating segment relates primarily to increased refinancing activity due to the lower interest rate environment. The decrease in commercial, financial and agricultural loans in the First Hawaiian operating segment primarily reflects a planned reduction in syndicated national credits.

Commercial, Financial and Agricultural Loans

     As of December 31, 2001, commercial, financial and agricultural loans totaled 15.7% of total loans and leases. Loan volume in this category was lower in 2001 than in 2000.

     We seek to maintain reasonable levels of risk in commercial and financial lending by following prudent underwriting guidelines primarily based on cash flow. Most commercial and financial loans are collateralized and/or supported by guarantors judged to have adequate net worth. We make unsecured loans to customers based on character, net worth, liquidity and repayment ability.

Real Estate Loans

     Real estate loans represented 37.3% and 38.5% of total loans and leases at December 31, 2001 and 2000, respectively. The decrease was primarily due to lower production resulting from the slowdown of the economy after September 11, 2001.

     We seek to maintain reasonable levels of risk in real estate lending by financing projects selectively, by adhering to prudent underwriting guidelines and by closely monitoring general economic conditions affecting local real estate markets.

     Multifamily and commercial real estate loans. We analyze each application to assess the project’s economic viability, the loan-to-value ratio of the real estate securing the financing and the underlying financial strength of the borrower. In this type of lending, we will generally: (1) lend no more than 75% of the appraised value of the underlying project or property; and (2) require a minimum debt service ratio of 1.20.

     Single-family residential loans. We will generally lend no more than 80% of the appraised value of the underlying property. Although the majority of our loans

Part II (continued)

adhere to that limit, loans made in excess of that limit are generally covered by third-party mortgage insurance that reduces our equivalent risk to an 80% loan-to appraised-value ratio.

     Home equity loans. We generally lend up to 75% of appraised value or tax assessed value for fee simple properties. This includes any senior mortgages. Debt-to-income ratio should not exceed 45% and good credit is required.

Consumer Loans

     Consumer loans, including credit cards, totaled 29.4% of total loans and leases at December 31, 2001. Balances in this category increased 24.2% from a year earlier, primarily due to the growth in the Bank of the West operating segment. Despite a decline in the level of economic growth in Bank of the West’s area of operation, the demand for consumer credit remained strong in 2001.

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

Lease Financing

     Lease financing as of December 31, 2001 increased 12.5% from 2000. The increase was primarily due to an increased volume of consumer leases in the Bank of the West operating segment.

Loan and Lease Concentrations

     Loan and lease concentrations exist when there are loans to multiple borrowers who are engaged in similar activities and thus would be impacted by the same economic or other conditions. At December 31, 2001, we did not have a concentration of loans and leases greater than 10% of total loans and leases which were not otherwise disclosed as a category in the table on page 30.

     The loan and lease portfolio is principally located in California and Hawaii and, to a lesser extent, Oregon, Washington, Idaho, Nevada, New Mexico, Guam and Saipan. The risk inherent in the portfolio is dependent upon both the economic stability of those states and the financial well-being and creditworthiness of the borrowers.

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

     At December 31, 2001, loans and leases with maturities over one year were comprised of fixed-rate loans totaling $7.9 billion and floating or adjustable-rate loans totaling $3.1 billion.

     The following table sets forth the contractual maturities of our loan and lease portfolio by category at December 31, 2001. Demand loans are included as due within one year.

	Within	After One But	After
(in millions)	One Year	Within Five Years	Five Years	Total

Commercial, financial and agricultural	$1,268	$879	$241	$2,388
Real estate:
Commercial	1,205	1,207	545	2,957
Construction	438	23	3	464
Residential	365	437	1,462	2,264
Consumer	508	1,954	2,010	4,472
Lease financing	390	1,461	442	2,293
Foreign	72	200	114	386

Total	$4,246	$6,161	$4,817	$15,224

Part II (continued)

Nonperforming Assets and Past Due Loans and Leases

     Nonperforming assets and past due loans and leases as of December 31 are reflected below for the years indicated:

(dollars in thousands)	2001	2000	1999	1998	1997

Nonperforming assets:
Nonaccrual:
Commercial, financial and agricultural	$35,908	$42,089	$22,222	$21,951	$10,372
Real estate:
Commercial	27,568	15,331	25,790	23,128	9,941
Construction	—	403	2,990	485	—
Residential:
Insured, guaranteed, or conventional	9,003	11,521	18,174	10,137	6,478
Home equity credit lines	—	—	940	527	50

Total real estate loans	36,571	27,255	47,894	34,277	16,469

Consumer	6,144	3,257	1,625	2,416	139
Lease financing	9,570	6,532	3,391	1,816	10
Foreign	4,074	5,496	2,162	1,174	—

Total nonaccrual loans and leases	92,267	84,629	77,294	61,634	26,990

Restructured:
Commercial, financial and agricultural	1,569	927	1,004	3,894	1,532
Real estate:
Commercial	3,019	7,055	7,905	17,161	18,241
Construction	—	—	11,024	14,524	14,524
Residential:
Insured, guaranteed, or conventional	257	937	1,100	1,100	2,626
Home equity credit lines	—	—	—	—	559

Total real estate loans	3,276	7,992	20,029	32,785	35,950

Total restructured loans and leases	4,845	8,919	21,033	36,679	37,482

Total nonperforming loans and leases	97,112	93,548	98,327	98,313	64,472
Other real estate owned and repossessed personal property	22,321	27,479	28,429	34,440	32,294

Total nonperforming assets	$119,433	$121,027	$126,756	$132,753	$96,766

Past due loans and leases (1):
Commercial, financial and agricultural	$11,134	$6,183	$1,280	$1,578	$3,158
Real estate:
Commercial	385	1,987	1,436	5,212	866
Construction	—	—	—	440	447
Residential:
Insured, guaranteed, or conventional	3,303	3,387	7,751	23,413	25,002
Home equity credit lines	467	499	575	1,710	2,077

Total real estate loans	4,155	5,873	9,762	30,775	28,392

Consumer	3,323	3,719	2,043	3,552	3,769
Lease financing	146	113	113	74	24
Foreign	2,023	1,321	4,824	1,816	—

Total past due loans and leases	$20,781	$17,209	$18,022	$37,795	$35,343

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of year):
Excluding past due loans and leases	.78%	.86%	1.01%	1.11%	1.42%
Including past due loans and leases	.92	.99	1.15	1.42	1.94
Nonperforming assets to total assets (end of year):
Excluding past due loans and leases	.55	.66	.76	.83	1.09
Including past due loans and leases	.65	.75	.87	1.07	1.49

Note:
(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest, are adequately collateralized and are in the process of collection.

Part II (continued)

Nonperforming Assets

     As shown in the table on page 32, nonperforming assets decreased by 1.3%, or $1.6 million, between December 31, 2000 and December 31, 2001. The decrease was principally due to the following:

•	A decrease in commercial, financial and agricultural nonaccrual loans, due to a loan returned to accrual status and partial charge-off and proceeds from sale of collateral.

•	A decrease in real estate-residential nonaccrual loans, the result of charge-offs, reflecting the effects of the prolonged economic downturn, exacerbated by the events of September 11th.

•	A decrease in foreign real estate-residential nonaccrual loans, due to three loans returned to accrual status, and payments on principal balances.

•	A decrease in restructured real estate-commercial loans, the result of charge-offs of two loans.

     These decreases were partially offset by:

•	An increase in real estate-commercial nonaccrual loans, primarily due to two loans placed on nonaccrual status during the year.

•	Increases in nonaccrual consumer loans and lease financing are the result of the increases in average consumer loan and lease financing balances.

Loans and Leases Past Due, Still Accruing

     Loans and leases past due 90 days or more and still accruing interest increased 20.8% between December 31, 2000 and December 31, 2001. All loans which are past due 90 days or more and still accruing interest are, in management’s judgment, adequately collateralized and in the process of collection.

Potential Problem Loans

     Other than the loans listed in the table on page 32, at December 31, 2001, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan on existing terms.

     The following table presents information related to nonaccrual and nonaccrual restructured loans and leases as of December 31, 2001:

(in thousands)	Domestic	Foreign	Total

Interest income which would have been recorded if loans had been current	$5,829	$—	$5,829

Interest income recorded during the year	$1,628	$—	$1,628

Deposits

     Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At December 31, 2001, total deposits were $15.3 billion, an increase of 8.5% over December 31, 2000. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, and branch acquisitions in Nevada, New Mexico, Guam and Saipan. The decrease in all of the rates paid on deposits reflects the lower interest rate environment, caused primarily by rate decreases by the Federal Reserve’s Open Market Committee. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates on pages 22 and 23.

Accounting Developments

     In the course of 2001, we have adopted numerous new or modifications to existing standards, rules or regulations promulgated by various standard setting and regulatory bodies. Chief among these are the Federal financial institutions regulators, the SEC and the FASB. The following section highlights important developments in the area of accounting and disclosure requirements. This discussion is not intended to be a comprehensive listing of the impact of all standards and rules adopted in 2001. Additional information for new accounting pronouncements can be found in Note 1 to the Consolidated Financial Statements on pages 50 and 51.

     We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in 2001. Essentially SFAS No. 133, as amended, required that we record previously off-balance-sheet derivative financial instruments used for risk management in our financial statements. We do not extensively use derivative instruments for risk management. Therefore, the transition adjustment, in which we recorded the fair values of the derivative instrument and the items that they hedged, was not material. After the initial adoption of SFAS No. 133, we are required to mark-to-market the fair value of both the derivative and the hedged item as of each measurement date. Conceptually, the fair value of an effective hedge derivative will be adjusted for an amount that closely correlates to the change in the fair value of the hedged item. Due to the nature of our derivatives, any difference between the fair value of the derivative and the hedged item is reflected in our Consolidated Statements of Income. For 2001, the effect of the adoption of SFAS No. 133 was not material.

Part II (continued)

     We adopted SFAS No. 141, “Business Combinations” in July 2001. SFAS No. 141 encompasses all business combinations initiated after June 30, 2001 and also business combinations that are accounted for under the purchase method of accounting after July 1, 2001. Therefore, the BNP Paribas Merger was accounted for under the guidance in SFAS No. 141. A principal feature of SFAS No. 141 was the ending of the use of the pooling-of-interest method of accounting. We have in the past used the pooling-of-interest method of accounting for certain of our mergers and acquisitions, namely the acquisition of SierraWest Bancorp in 1999. SFAS No. 141 does not require retroactive restatement of our financial statements.

     Concurrently with the adoption of SFAS No. 141, we also adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 replaces existing standards on the accounting for goodwill and other intangible assets. In summary, SFAS No. 142 eliminates the amortization of goodwill and replaces it with annual tests for impairment. Prior to the BNP Paribas Merger, we had a substantial amount of intangible assets, mainly goodwill and core deposit intangibles. These intangible assets arose from previous mergers and acquisitions and were being amortized into net income. The total goodwill amortization expense for the period from January 1, 2001 through December 19, 2001 was $31 million. As a result of the BNP Paribas Merger, we recorded $2.062 billion in goodwill, which will not be amortizing into net income. Had SFAS No. 142 not been adopted and assuming a 20-year amortization period, we would have recorded pre-tax goodwill amortization of approximately $103 million annually. Core deposit intangibles recorded as a result of the BNP Paribas Merger of $110.2 million will continue to be amortized.

     We will perform the impairment testing of goodwill required under SFAS No. 142 by March 31, 2002, principally through the use of discounted cash flow modeling. In addition, SFAS No. 142 may require impairment analysis and disclosure of intangible balances at a level lower than the operating segments which we currently report, i.e. we may be required to test for impairment and report the intangibles of units within Bank of the West and First Hawaiian. We are in the process of determining the application of this part of SFAS No. 142.

Investment Securities by Maturities and Weighted Average Yields

     At December 31, 2001, the Company had no held-to-maturity investment securities. The following table presents the maturities of our available-for-sale investment securities and the weighted average yields (for obligations exempt from Federal income taxes on a taxable-equivalent basis assuming a 35% tax rate) of such securities at December 31, 2001. The tax-equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied.

Available-for-Sale

	Maturity

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total

(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S.
Government agencies and corporations	$174	5.45%	$618	4.01%	$—	—%	$3	7.27%	$795	4.34%
Mortgage and asset-backed securities:
Government	—	—	57	5.99	122	5.25	745	6.10	924	5.98
Other	1	6.47	110	5.42	48	6.24	95	6.25	254	5.89
Collateralized mortgage obligations	—	—	—	—	56	5.68	360	5.34	416	5.39
States and political subdivisions	—	—	—	—	1	3.89	1	5.95	2	5.28

Subtotal	$175	5.45%	$785	4.36%	$227	5.57%	$1,204	5.89%	2,391	5.32%
Securities with no stated maturity									138

Total									$2,529

Note: The weighted average yields were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

Part II (continued)

Special Purpose Entities

     A special purpose entity (“SPE”) is a separate legal entity created by a sponsor to carry out a specified purpose. We are involved in three special purpose entities:

•	BWE Trust and FH Trust are both fully consolidated subsidiaries of BancWest Corporation. The purpose of these entities was to allow for the issuance of capital securities that qualify for inclusion in Tier 1 regulatory capital. These entities are described in fuller detail in Note 11 to our Consolidated Financial Statements on pages 58 and 59. We have issued to BWE Trust and FH Trust junior subordinated deferrable interest debentures in return for either capital securities, which we then issued to the public, in the case of BWE Trust, or the proceeds from capital securities that were issued from FH Trust. We reported the debt issued to BWE Trust and FH Trust on our Consolidated Balance Sheets as “Guaranteed preferred beneficial interests in Company’s junior subordinated debentures.” We include the interest payments related to these debentures on our Consolidated Statements of Income and Consolidated Statements of Cash Flows as interest expense on long-term debt.

•	REFIRST, Inc. is an SPE that was created by a nonrelated third party to construct, finance and hold title to our administrative headquarters building in Honolulu, First Hawaiian Center (“FHC”). We entered into a noncancelable operating lease for FHC with REFIRST, Inc. that terminates on December 1, 2003. Additional information regarding the operating lease agreement for FHC can be found in Note 21 to our Consolidated Financial Statements on pages 66 and 67. Under current accounting guidance, we do not need to consolidate REFIRST, Inc. into our Consolidated Financial Statements. However, there are proposals currently being discussed that would change the requirements for consolidation to an approach that is less reliant on quantitative measures and based more on a qualitative assessment of “effective control.” In the event that consolidation of REFIRST, Inc. is required, FHC and the notes for its financing would be included in our Consolidated Balance Sheets. In addition, the depreciation expense of FHC and interest expense on the financing would be included on our Consolidated Statements of Income and Consolidated Statements of Cash Flows. These amounts are not determinable at this time. For the year ended December 31, 2001, we paid approximately $15.1 million for the lease of FHC. If FHC is sold at the end of the initial term of the operating lease, we have guaranteed to pay to REFIRST, Inc. the difference between the sales price and a specified residual value, such payment not to exceed $162 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of business, we assume various types of risk, which include among others, interest rate risk, credit risk and liquidity risk. We have risk management processes designed to provide for risk identification, measurement and monitoring.

Interest Rate Risk Measurement and Management

     The net interest income of the Corporation is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment.

     The Asset/Liability Committees of the Corporation and its major subsidiary companies are responsible for managing interest rate risk. The frequency of meetings of the Asset/Liability Committees generally ranges from monthly to quarterly. Recommendations for changes to a particular subsidiary’s interest rate profile, should they be deemed necessary and exceed established policies, are made to their respective Board of Directors. Other than loans and leases that are originated and held for sale, commitments to purchase and sell foreign currencies and mortgage-backed securities, and certain interest rate swaps, the Corporation’s interest rate derivatives and other financial instruments are not entered into for trading purposes.

     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix — including increasing or decreasing the amount of fixed and/or variable instruments held by the Corporation — to adjust sensitivity to interest rate changes) and/or utilizing off-balance-sheet instruments such as interest rate swaps, caps, floors, options, or forwards.

     The Corporation models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up and

Part II (continued)

down in 100 basis point increments. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Off-balance-sheet instruments such as interest rate swaps, swaptions, caps, floors or forwards are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a “flat rate scenario”) to determine the level of interest rate risk at that time.

     The projected impact of the increases and decreases in interest rates on our consolidated net interest income over the next 12 months beginning January 1, 2002 and 2001 is shown below.

(dollars
in millions)	+3%	+2%	+1%	Flat	-1%

2002 Net interest income	$850.5	$855.5	$859.0	$857.9	$855.4
Difference from flat	$(7.4)	$(2.4)	$1.1	$—	$(2.5)
% variance	(0.9)%	0.3%	0.1%	—%	(0.3)%

2001	+2%	+1%	Flat	-1%	-2%

Net interest income	$816.9	$829.2	$825.2	$811.0	$793.6
Difference from flat	$(8.3)	$4.0	$—	$(14.2)	$(31.6)
% variance	(1.0)%	0.5%	—%	(1.7)%	(3.8)%

     Because of the low level of interest rates in 2002, modeling a 200 basis point decrease was deemed impractical. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

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

Credit Risk Management

     Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. In 1996, we refined our loan grading system to ten different principal risk categories where “1” is “no risk” and “10” is “loss” and began an effort to decrease our exposure to customers in the weaker credit categories. We also established risk parameters so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 3.1% of total loans and leases at December 31, 2001), Hawaii commercial real estate, health care, hotel and agricultural loans.

•	Participation in Syndicated National Credits. In addition to providing back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market. This is one of our traditional niches, in which we have developed a

Part II (continued)

special expertise over a long period of time and have experienced personnel. At December 31, 2001, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 2%.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 67% of our lease financing portfolio and 23% of our combined lease financing and consumer loans at December 31, 2001), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values, we set aside reserves to fully cover the uninsured portion.

Liquidity Risk Management

     Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

     We obtain short-term, asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, Federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 16.7% of total assets at the end of 2001 compared to 17.6% at the end of 2000.

     Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans.

     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for 2001 increased 8.7% to $14.5 billion, primarily due to continued expansion of our customer base in the Western United States and our branch acquisitions. Average total deposits funded 75% of average total assets for 2001 and 76% in 2000.

     We also obtain short-term liquidity from ready access to regional and national wholesale funding sources, including purchasing Federal funds, selling securities under agreements to repurchase, lines of credit from other banks and credit facilities from the Federal Home Loan Banks. Additional information on short-term borrowings is provided in Note 10 to the Consolidated Financial Statements on pages 57 and 58. Also, offshore deposits in the international market provide another available source of funds.

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

     Our ability to pay dividends depends primarily upon dividends and other payments from our subsidiaries, which are subject to certain limitations as described in Note 14 to the Consolidated Financial Statements on page 60.

     Our subordinated debt is assigned a rating of A3 by Moody’s and A by S&P.

Contractual Obligations

     The following is a table regarding our specific contractual obligations. Additional information regarding long-term debt can be found in Note 11 of our Consolidated Financial Statements on pages 58 and 59. Information regarding operating leases can be found in Note 21 on page 66. Information regarding our facilities management agreement can be found in Note 22 of our Consolidated Financial Statements on page 67.

(in thousands)	Within 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years	Total

Long-term debt	$319,358	$171,037	$52,090	$1,920,599	$2,463,084
Operating leases	44,827	61,903	28,970	64,668	200,368
Facilities management agreement	16,934	16,934	16,934	11,289	62,091

Total contractual cash obligations	$381,119	$249,874	$97,994	$1,996,556	$2,725,543

In addition to these contractual cash obligations, we have off-balance-sheet commitments and contingent liabilities that may or may not be required to be funded, but are current commitments and contingent liabilities. Additional detail for these amounts can be found in Note 22 to our Consolidated Financial Statements on page 67.

Part II (continued)

Cash Flows

     The following is a summary of our cash flows for 2001, 2000 and 1999. (There is more detail in the Consolidated Statements of Cash Flows on page 44.)

(in thousands)	2001	2000	1999

Net cash provided by operating and financing activities	$782,286	$1,839,752	$847,981
Net cash used in investing activities	$918,623	$1,776,114	$702,792

     For the year ended December 31, 2001, due primarily to increased loan volume and purchases of investment securities, net cash decreased by $136.3 million compared to the year ended 2000. The net cash provided by operating and financing activities in 2001 was used principally to fund earning assets. In 2000, the increase in net cash of $63.6 million was primarily due to increased deposit volume and the issuance of $150 million in capital securities by BWE Trust. In 1999, the inclusion of the operations of Bank of the West for the entire year was the primary reason for net cash to increase by $145.2 million.

Interest Rate Sensitivity

     The table below presents our interest rate sensitivity position at December 31, 2001. The interest rate sensitivity gap, shown at the bottom of the table, refers to the difference between assets and liabilities subject to repricing, maturity, runoff and/or volatility during a specified period. The gap is adjusted for interest rate swaps, which are hedging certain assets or liabilities on the balance sheet. (For ease of analysis, all of these swap adjustments are consolidated into the “off-balance-sheet adjustment” line on the gap table.)

     Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity. At December 31, 2001, we had a cumulative one-year gap that was a negative $1.2 billion, representing 5.47% of total assets.

	Within	After Three	After One
	Three	But Within	But Within	After
(dollars in thousands)	Months	12 Months	Five Years	Five Years	Total

Assets:
Interest-bearing deposits in other banks	$109,835	$100	$—	$—	$109,935
Federal funds sold and securities purchased under agreements to resell	233,000	—	—	—	233,000
Investment securities:
Held-to-maturity	—	—	—	—	—
Available-for-sale	332,217	478,618	1,417,525	313,813	2,542,173
Net loans and leases:
Commercial, financial and agricultural	1,885,862	185,353	302,594	13,796	2,387,605
Real estate—construction	462,633	1,087	514	228	464,462
Foreign	129,064	84,816	161,378	10,290	385,548
Other	2,326,580	2,528,145	5,405,649	1,531,089	11,791,463

Total earning assets	5,479,191	3,278,119	7,287,660	1,869,216	17,914,186
Nonearning assets	366,121	316,329	743,423	2,306,455	3,732,328

Total assets	$5,845,312	$3,594,448	$8,031,083	$4,175,671	$21,646,514

Liabilities and Stockholder’s Equity:
Interest-bearing deposits	$4,730,555	$2,958,274	$3,125,598	$1,004,512	$11,818,939
Noninterest-bearing deposits	871,604	309,622	1,651,316	682,570	3,515,112
Short-term borrowings	624,874	326,561	2,885	—	954,320
Long-term debt and capital securities	309,746	2,837	224,394	1,926,107	2,463,084
Stockholder’s equity	15,630	—	—	1,986,290	2,001,920
Off-balance-sheet adjustment	(53,396)	(59,699)	73,559	39,536	—
Noncosting liabilities	273,347	313,659	1,389	304,744	893,139

Total liabilities and stockholder’s equity	$6,772,360	$3,851,254	$5,079,141	$5,943,759	$21,646,514

Interest rate sensitivity gap	$(927,048)	$(256,806)	$2,951,942	$(1,768,088)
Cumulative gap	$(927,048)	$(1,183,854)	$1,768,088	$—
Cumulative gap as a percent of total assets	(4.28)%	(5.47)%	8.17%	—%

Part II (continued)

Fourth Quarter Results

(dollars in thousands)	2001	2000	Change

Consolidated net income	$63,467	$56,169	13.0%
Non-GAAP Information *
Operating earnings**	63,467	56,924	11.5
Return on average tangible total assets (annualized)**	1.50%	1.48%	1.4
Return on average tangible stockholder’s equity (annualized)**	24.22	19.89	21.8

*Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operation.
**Excludes after-tax other nonrecurring costs of $2.3 million in 2001 and $755,000 in 2000.

     Our consolidated net income in the fourth quarter of 2001 increased over the fourth quarter of 2000. Revenue growth was the major factor in the increase of net income and operating earnings for the period. Contribution from our newly acquired branches in Nevada, New Mexico, Guam and Saipan was a significant component for the increase in our revenues. Net interest income increased in the period over the same period last year on a higher volume of loans and leases. Noninterest income also increased in this period over the same period last year due primarily to increased service charges and fees and gains on the sale of securities. Partially offsetting the increase in net interest income and noninterest income was an increase in the provision for credit losses and in noninterest expense, mainly in higher salaries and benefits and occupancy expenses related to our larger branch structure.

Summary of Quarterly Financial Data (Unaudited)

     A summary of unaudited quarterly financial data for 2001 and 2000 is presented below:

	Quarter
					Annual
(in thousands)	First	Second	Third	Fourth	Total

2001
Interest income	$338,851	$333,560	$331,330	$319,908	$1,323,649
Interest expense	149,478	134,872	119,929	102,856	507,135

Net interest income	189,373	198,688	211,401	217,052	816,514
Provision for credit losses	35,200	23,150	15,950	28,750	103,050
Noninterest income	98,499	79,796	61,161	68,942	308,398
Noninterest expense	150,088	147,716	148,684	149,258	595,746

Income before income taxes	102,584	107,618	107,928	107,986	426,116
Provision for income taxes	40,837	41,677	44,279	44,519	171,312

Net income	$61,747	$65,941	$63,649	$63,467	$254,804

2000
Interest income	$301,387	$324,259	$338,066	$346,144	$1,309,856
Interest expense	122,115	137,530	148,226	155,051	562,922

Net interest income	179,272	186,729	189,840	191,093	746,934
Provision for credit losses	12,930	16,250	14,800	16,448	60,428
Noninterest income	50,037	58,208	53,567	54,264	216,076
Noninterest expense	131,577	135,443	131,479	135,462	533,961

Income before income taxes	84,802	93,244	97,128	93,447	368,621
Provision for income taxes	35,371	39,262	40,316	37,278	152,227

Net income	$49,431	$53,982	$56,812	$56,169	$216,394

Part II (continued)

Item 8. Financial Statements and Supplementary Data

To the Stockholders
BancWest Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of BancWest Corporation and its subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the period from January 1, 2001 to December 19, 2001 and for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on November 1, 1998 BNP Paribas acquired approximately 45% of the Company’s outstanding common stock. On December 20, 2001 BNP Paribas acquired the remaining shares of the Company’s outstanding common stock that it did not already own. The consolidated financial statements for the period subsequent to December 19, 2001 have been prepared on the basis of accounting arising from these acquisitions. The consolidated financial statements for the period from January 1, 2001 to December 19, 2001 and for the years ended December 31, 2000 and 1999 are presented on the Company’s previous basis of accounting.

Honolulu, Hawaii
January 16, 2002

To the Stockholder
BancWest Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the consolidated financial position of BancWest Corporation and its subsidiaries (a wholly-owned subsidiary of BNP Paribas) at December 31, 2001, and the consolidated results of their operations and their cash flows for the period from December 20, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on November 1, 1998 BNP Paribas acquired approximately 45% of the Company’s outstanding common stock. On December 20, 2001 BNP Paribas acquired the remaining shares of the Company’s outstanding common stock that it did not already own. The consolidated financial statements for the period subsequent to December 19, 2001 have been prepared on the basis of accounting arising from these acquisitions. The consolidated financial statements for the period from January 1, 2001 to December 19, 2001 and for the years ended December 31, 2000 and 1999 are presented on the Company’s previous basis of accounting.

Honolulu, Hawaii
January 16, 2002

Consolidated Balance Sheets

	Company	Predecessor

	December 31,
(in thousands)	2001	2000

Assets
Cash and due from banks	$737,262	$873,599
Interest-bearing deposits in other banks	109,935	5,972
Federal funds sold and securities purchased under agreements to resell	233,000	307,100
Investment securities (note 5):
Held-to-maturity (fair value of $91,625 in 2000)	—	92,940
Available-for-sale	2,542,173	1,960,780
Loans and leases:
Loans and leases (note 6)	15,223,732	13,971,831
Less allowance for credit losses (note 7)	194,654	172,443

Net loans and leases	15,029,078	13,799,388

Premises and equipment, net (note 8)	273,035	276,012
Customers’ acceptance liability	1,498	1,080
Core deposit intangible (net of accumulated amortization of $458 in 2001 and $33,882 in 2000)	110,239	56,640
Goodwill (net of accumulated amortization of $88,766 in 2000)	2,061,805	599,139
Other real estate owned and repossessed personal property	22,321	27,479
Other assets	526,168	456,937

Total assets	$21,646,514	$18,457,066

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$11,453,882	$10,899,009
Noninterest-bearing	3,407,209	2,955,880
Foreign	472,960	273,250

Total deposits	15,334,051	14,128,139

Short-term borrowings (note 10)	954,320	669,068
Acceptances outstanding	1,498	1,080
Long-term debt (note 11)	2,197,954	632,423
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures (note 11)	265,130	250,000
Other liabilities	891,641	786,863

Total liabilities	19,644,594	16,467,573

Commitments and contingent liabilities (notes 15, 21 and 22)
Stockholder’s equity:
Class A common stock, par value $.01 per share in 2001 and $1 per share in 2000 (note 2) Authorized— 150,000,000 shares in 2001 and 75,000,000 shares in 2000 Issued— 56,074,874 shares in 2001 and 2000	561	56,075
Common stock, par value $1 per share (notes 2 and 16) Authorized— 200,000,000 shares in 2000 Issued— 71,041,450 shares in 2000	—	71,041
Surplus	1,985,275	1,125,652
Retained earnings (note 14)	8,302	770,350
Accumulated other comprehensive income, net (note 12)	7,782	7,601
Treasury stock, at cost—2,565,581 shares in 2000	—	(41,226)

Total stockholder’s equity	2,001,920	1,989,493

Total liabilities and stockholder’s equity	$21,646,514	$18,457,066

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Company	Predecessor

	December 20, 2001	January 1, 2001
	through	through	Year Ended December 31,
(in thousands)	December 31, 2001	December 19, 2001	2000	1999

Interest income
Interest and fees on loans	$31,385	$989,200	$1,019,301	$895,079
Lease financing income	4,875	142,990	129,032	113,035
Interest on investment securities:
Taxable interest income	4,390	131,795	136,295	101,706
Exempt from Federal income taxes	7	445	751	1,102
Other interest income	221	18,341	24,477	24,789

Total interest income	40,878	1,282,771	1,309,856	1,135,711

Interest expense
Deposits (note 9)	8,466	384,797	458,204	368,621
Short-term borrowings	1,160	33,796	49,298	30,326
Long-term debt	5,341	73,575	55,420	47,930

Total interest expense	14,967	492,168	562,922	446,877

Net interest income	25,911	790,603	746,934	688,834
Provision for credit losses (note 7)	2,419	100,631	60,428	55,262

Net interest income after provision for credit losses	23,492	689,972	686,506	633,572

Noninterest income
Service charges on deposit accounts	2,912	86,263	74,718	67,674
Trust and investment services income	830	31,500	36,161	32,644
Other service charges and fees	2,248	76,539	73,277	65,484
Securities gains, net (note 5)	(31)	71,828	211	16
Other	878	35,431	31,709	31,814

Total noninterest income	6,837	301,561	216,076	197,632

Noninterest expense
Salaries and wages	6,991	200,063	184,901	181,914
Employee benefits (note 15)	2,199	70,243	55,362	52,103
Occupancy expense (notes 8 and 21)	1,652	64,581	62,715	60,056
Outside services	1,523	46,135	45,924	44,697
Intangible amortization	458	43,160	36,597	35,760
Equipment expense (notes 8 and 21)	887	29,777	29,241	30,422
Restructuring, integration and other nonrecurring costs (note 3)	—	3,935	1,269	17,534
Other (note 17)	3,610	120,532	117,952	112,589

Total noninterest expense	17,320	578,426	533,961	535,075

Income before income taxes	13,009	413,107	368,621	296,129
Provision for income taxes (note 18)	4,707	166,605	152,227	123,751

Net income	$8,302	$246,502	$216,394	$172,378

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes
In Stockholder’s Equity

							(note 12)
	Class A						Accumulated
(in thousands, except	Common Stock		Common Stock				Other Com-
number of shares and						Retained	prehensive	Treasury
per share data)	Shares	Amount	Shares	Amount	Surplus	Earnings	Income, net	Stock	Total

Predecessor:
Balance, December 31, 1998	25,814,768	$25,815	37,537,814	$37,538	$1,183,274	$543,755	$6,228	$(50,454)	$1,746,156
Comprehensive income:
Net income	—	—	—	—	—	172,378	—	—	172,378
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	(16,101)	—	(16,101)

Comprehensive income	—	—	—	—	—	172,378	(16,101)	—	156,277

Issuance of common stock for two-for-one stock split	25,814,768	25,815	37,708,200	37,708	(63,523)	—	—	—	—
Issuance of common stock	—	—	172,836	173	4,887	—	—	10,808	15,868
Issuance of treasury stock	—	—	—	—	(126)	—	—	2,001	1,875
Cash dividends ($.62 per share) (note 14)	—	—	—	—	—	(77,446)	—	—	(77,446)

Balance, December 31, 1999	51,629,536	51,630	75,418,850	75,419	1,124,512	638,687	(9,873)	(37,645)	1,842,730
Comprehensive income:
Net income	—	—	—	—	—	216,394	—	—	216,394
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	17,474	—	17,474

Comprehensive income	—	—	—	—	—	216,394	17,474	—	233,868

Conversion of common stock to Class A common stock	4,445,338	4,445	(4,445,338)	(4,445)	—	—	—	—	—
Issuance of common stock	—	—	67,938	67	518	—	—	—	585
Issuance of treasury stock	—	—	—	—	(475)	—	—	3,901	3,426
Purchase of treasury stock, net	—	—	—	—	—	—	—	(7,482)	(7,482)
Income tax benefit from stock-based compensation	—	—	—	—	1,097	—	—	—	1,097
Cash dividends ($.68 per share) (note 14)	—	—	—	—	—	(84,731)	—	—	(84,731)

Balance, December 31, 2000	56,074,874	56,075	71,041,450	71,041	1,125,652	770,350	7,601	(41,226)	1,989,493

Comprehensive income:
Net income	—	—	—	—	—	246,502	—	—	246,502
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	(5,129)	—	(5,129)

Comprehensive income	—	—	—	—	—	246,502	(5,129)	—	241,373

Issuance of common stock	—	—	63,952	64	(95)	—	—	—	(31)
Issuance of treasury stock, net	—	—	—	—	(141)	—	—	3,531	3,390
Income tax benefit from stock-based compensation	—	—	—	—	2,435	—	—	—	2,435
Cash dividends ($.80 per share) (note 14)	—	—	—	—	—	(99,772)	—	—	(99,772)

Balance, December 19, 2001	56,074,874	$56,075	71,105,402	$71,105	$1,127,851	$917,080	$2,472	$(37,695)	$2,136,888

Company:
Balance, December 20, 2001	—	$561	—	$—	$1,985,275	$—	$—	$—	$1,985,836

Comprehensive income:
Net income	—	—	—	—	—	8,302	—	—	8,302
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	7,782	—	7,782

Balance, December 31, 2001	—	$561	—	$—	$1,985,275	$8,302	$7,782	$—	$2,001,920

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Company	Predecessor

	December 20, 2001	January 1, 2001
	through	through	Year Ended December 31,
(in thousands)	December 31, 2001	December 19, 2001	2000	1999

Cash flows from operating activities:
Net income	$8,302	$246,502	$216,394	$172,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,419	100,631	60,428	55,262
Net gain on sale of assets	—	—	(1,218)	(3,675)
Depreciation and amortization	1,016	75,339	70,142	67,484
Deferred income taxes	1,971	69,762	112,848	95,231
Increase in accrued income taxes payable	2,736	18,178	3,295	16,054
Decrease (increase) in interest receivable	(4,688)	16,457	(16,868)	(6,848)
Increase (decrease) in interest payable	(9,893)	(39,371)	14,497	28,145
Decrease (increase) in prepaid expense	24,127	(7,044)	(16,208)	(15,264)
Restructuring, integration and other nonrecurring costs	—	3,935	1,269	17,534
Other	1,187	4,001	(12,534)	(2,231)

Net cash provided by operating activities	27,177	488,390	432,045	424,070

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	(42,806)	(61,157)	3,163	269,320
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	(77,988)	442,100	(236,000)	(4,600)
Proceeds from maturity of held-to-maturity investment securities	—	35,066	49,928	163,906
Purchase of held-to-maturity investment securities	—	(33,079)	—	(15,852)
Proceeds from maturity of available-for-sale investment securities	28,669	1,120,487	809,692	526,621
Proceeds from sale of available-for-sale investment securities	—	559,220	136,345	27,828
Purchase of available-for-sale investment securities	(24,795)	(2,312,508)	(1,009,802)	(968,209)
Proceeds from sale of Concord stock	—	45,359	—	—
Purchase of bank-owned life insurance	—	(109,360)	—	(50,000)
Net increase in loans to customers	(42,381)	(1,049,984)	(1,509,172)	(627,239)
Net cash provided by acquisitions	—	632,965	—	—
Purchase of premises and equipment	(1,012)	(20,369)	(10,120)	(38,823)
Other	(37)	(7,013)	(10,148)	14,256

Net cash used in investing activities	(160,350)	(758,273)	(1,776,114)	(702,792)

Cash flows from financing activities:
Net increase (decrease) in deposits	356,822	(406,479)	1,250,187	835,080
Net increase (decrease) in short-term borrowings	114,575	170,677	80,091	(418,890)
Proceeds from long-term debt and capital securities	—	337,579	265,949	94,483
Payments on long-term debt	(245,684)	(50,140)	(100,318)	(27,059)
Cash dividends paid	—	(99,772)	(84,731)	(77,446)
Cash received from BNP Paribas for cancellation of stock options	83,347	—	—	—
Proceeds from issuance (payments on exercise) of common stock	—	(31)	585	4,934
Issuance (purchase) of treasury stock, net	—	5,825	(4,056)	12,809

Net cash provided by (used in) financing activities	309,060	(42,341)	1,407,707	423,911

Net increase (decrease) in cash and due from banks	175,887	(312,224)	63,638	145,189
Cash and due from banks at beginning of period	561,375	873,599	809,961	664,772

Cash and due from banks at end of period	$737,262	$561,375	$873,599	$809,961

Supplemental disclosures:
Interest paid	$24,860	$525,003	$548,425	$418,732
Income taxes paid	$—	$78,665	$36,084	$12,466
Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$298	$13,152	$5,800	$10,931

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$—	$14,682	$—	$—
Cash received	—	632,965	—	—

Liabilities assumed	$—	$647,647	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Operations

     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial and equipment and vehicle leasing and offer trust and insurance products. BancWest Corporation’s subsidiaries operate 253 offices in the states of California, Hawaii, Oregon, Washington, Idaho, New Mexico and Nevada and in Guam and Saipan.

     The accounting and reporting policies of BancWest Corporation and Subsidiaries (the “Company” or “we/our”) conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of the significant accounting policies:

Consolidation

     The consolidated financial statements of the Company include the accounts of BancWest Corporation (the “Parent”) and its wholly-owned subsidiary companies:

•	Bank of the West and its wholly-owned subsidiaries (“Bank of the West”);

•	First Hawaiian Bank and its wholly-owned subsidiaries (“First Hawaiian”);

•	FHL Lease Holding Company, Inc. and its wholly-owned subsidiary (“Leasing”);

•	BancWest Capital I (“BWE Trust”);

•	First Hawaiian Capital I (“FH Trust”); and

•	FHI International, Inc.

     All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

     On December 20, 2001, BNP Paribas, a société anonyme or limited liability banking corporation organized under the laws of the Republic of France, acquired all of the outstanding common stock of the Parent. As a result of the transaction, the Parent became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for using the purchase method of accounting, with BNP Paribas’ accounting basis being “pushed down” to the Parent. Prior to the close of business on December 19, 2001, the Parent was 55% publicly owned and 45% owned by BNP Paribas (“Predecessor” basis). Starting on December 20, 2001, the Company’s financial statements reflected BNP Paribas’ “pushed-down basis.” See Note 2 of the consolidated financial statements for additional information regarding this business combination.

     It is generally not appropriate to combine pre- and post- “push-down” periods; however, for items that were clearly not material, certain information presented in this section combines the Company’s consolidated results of operations from December 20, 2001 to December 31, 2001 with those of the Predecessor for the period from January 1, 2001 to December 19, 2001.

Reclassifications

     The 2000 and 1999 Consolidated Financial Statements were reclassified in certain respects to conform to the 2001 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

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

     See also “New Pronouncements” below for more discussion.

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

Cash and Due from Banks

     Cash and due from banks include amounts from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. The average amount of these reserve balances were $226.8 million for 2001, $205.3 million for 2000 and $192 million for 1999.

Investment Securities

     Investment securities consist principally of debt and asset-backed securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and state and local government units. These securities have

Notes to Consolidated Financial Statements (continued)

been adjusted for amortization of premiums or accretion of discounts using the constant yield method.

     Investment securities are classified into three categories and accounted for as follows:

(1)	Held-to-maturity securities are debt securities which the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost.

(2)	Trading securities are debt and equity securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings.

(3)	Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from current earnings. The unrealized gains and losses are reported as a separate component of stockholder’s equity.

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

     We provide lease financing under a variety of arrangements, primarily consumer automobile leases, commercial equipment leases and leveraged leases.

•	Leases for consumer automobiles and commercial equipment are classified as direct financing leases. Unearned income on direct financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease.

•	Leveraged lease transactions are subject to outside financing through one or more participants, without recourse to the Company. These transactions are accounted for by recording as the net investment in each lease the aggregate of rentals receivable (net of principal and interest on the related nonrecourse debt) and the estimated residual value of the equipment less the unearned income. Income from these lease transactions is recognized during the periods in which the net investment is positive.

Impaired and Nonaccrual Loans and Leases

     We evaluate certain loans and leases for impairment on a case-by-case basis. We consider a loan or lease to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or lease. We measure impairment based on the present value of the expected future cash flows discounted at the loan or lease’s effective interest rate, except for collateral-dependent loans and leases. For collateral-dependent loans and leases, we measure impairment based on the fair value of the collateral. On a case-by-case basis, we may measure impairment based upon a loan or lease’s observable market price.

     Based primarily on historical loss experience for each portfolio, we collectively evaluate for impairment large groups of homogeneous loans and leases with smaller balances that are not evaluated on a case-by-case basis. Examples of such small balance portfolios are credit cards and consumer loans and leases, including 1-4 family mortgage loans with balances less than $250,000.

     We generally place a loan or lease on nonaccrual status:

•	When management believes that collection of principal or income has become doubtful; or

•	When loans or leases are 90 days past due as to principal or income, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan or lease or when other factors indicate that the borrower will shortly bring the loan or lease current.

     While the majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans and leases, certain past-due consumer loans and leases are not placed on nonaccrual status because they are charged off upon reaching a predetermined delinquency status varying from 120 to 180 days, depending on product type.

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

Notes to Consolidated Financial Statements (continued)

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

Allowance for Credit Losses

     We maintain the allowance for credit losses (the “Allowance”) at a level which, in management’s judgment, is adequate to absorb losses in the Company’s loan and lease portfolio. While the Company has a formalized methodology for determining an adequate and appropriate level of the Allowance, estimates of inherent credit losses involve judgment and assumptions as to various factors which deserve current recognition in the Allowance. Principal factors considered by management in determining the Allowance include historical loss experience, the value and adequacy of collateral, the level of nonperforming loans and leases, the growth and composition of the portfolio, periodic review of loan and lease delinquencies, results of examinations of individual loans and leases and/or evaluation of the overall portfolio by senior credit personnel, internal auditors and regulators, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay and general economic conditions.

     The Allowance is increased by provisions for credit losses and reduced by charge-offs, net of recoveries. Charge-offs for loans and leases that are evaluated for impairment are made based on impairment evaluations as described above. Consumer loans and leases are generally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type. Other loans and leases are charged off to the extent they are classified as loss, either internally or by the Company’s regulators. Recoveries of amounts that have previously been charged off are credited to the Allowance and are generally recorded only to the extent that cash is received.

     The provision for credit losses reflects management’s judgment of the current period cost of credit risk inherent in the Company’s loan and lease portfolio. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the Company’s loan and lease portfolio. Accordingly, the provision for credit losses will vary from period to period based on management’s ongoing assessment of the adequacy of the Allowance.

Other Real Estate Owned and Repossessed Personal Property

     Other real estate owned and repossessed personal property (“OREO”) is primarily comprised of properties that we acquired through foreclosure proceedings. We value these properties at the lower of cost or fair value at the time we acquire them, which establishes their new cost basis. We charge against the Allowance any losses arising at the time of acquisition of such properties. After we acquire them, we carry such properties at the lower of cost or fair value less estimated selling costs. If we record any write-downs or losses from the disposition of such properties after acquiring them, we include this amount in other noninterest expense.

Premises and Equipment

     Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of 10-40 years for premises, 3-25 years for equipment and up to the lease term for leasehold improvements.

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

     Control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the trans-

Notes to Consolidated Financial Statements (continued)

feror and its creditors, even in bankruptcy or other receivership; (ii) the transferee has the unconditional right to pledge or exchange the transferred assets, or is a qualifying special-purpose entity and the holders of beneficial interests in that entity have the unconditional right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through: (a) an agreement that both entitles and obligates it to repurchase or redeem those assets prior to maturity; or (b) an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If none of these conditions are met, we account for the transfer as a secured borrowing.

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

Servicing Assets

     Servicing assets primarily consist of originated mortgage servicing rights which are capitalized and included in other assets in the accompanying Consolidated Balance Sheets. These rights are recorded based on the relative fair values of the servicing rights and the underlying loan. They are amortized over the period of the related loan-servicing income stream. We reflect amortization of these rights in our Consolidated Statements of Income under the caption “other service charges and fees.” We evaluate servicing assets for impairment in accordance with generally accepted accounting principles. For the years presented, servicing assets and the related amortization were not material.

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

Derivative Instruments and Hedging Activities

     The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of certain assets and liabilities so that the Company’s net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company considers its limited use of derivatives to be a prudent method of managing interest rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest rates.

     By using derivative instruments, the Company exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, thus creating a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, assumes no repayment risk. Derivative instruments must meet the same criteria of acceptable risk established for our lending and other financing activities. We manage the credit risk of counterparty defaults in these transactions by: (1) Limiting the total amount of outstanding arrangements, both by the individual counterparty and in the aggregate; (2) Monitoring the size and

Notes to Consolidated Financial Statements (continued)

maturity structure of the derivative instruments; and (3) Applying the uniform credit standards maintained for all of our credit activities, including, in some cases, taking collateral to secure the counterparty obligations.

     On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (a “fair value” hedge); (2) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); or (4) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of a derivative that is highly effective as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as a foreign currency hedge is recorded in either current period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative trading and non-hedging instruments are reported in current period earnings.

     During the year ended December 31, 2001, the Company used interest rate swaps to hedge the fair values of certain loans against changes in interest rates. The Company entered into interest rate swaps to convert the characteristics of certain non-prepayable fixed rate loans to variable rate loans. For the year ended December 31, 2001, the amount of hedge ineffectiveness recorded in the Company’s consolidated statement of income was not material. Furthermore, for the year ended December 31, 2001, there was no gain or loss recorded by the Company as a result of fair value hedges that no longer qualified as fair value hedge items.

     During the year ended December 31, 2001, the Company also used interest rate swaps for trading purposes. Trading activities, which do not qualify for hedge accounting, primarily involve derivative products to accommodate customers. For the year ended December 31, 2001, the change in the fair value of the Company’s derivative trading instruments was not material.

     During the year ended December 31, 2001, the Company held certain options on interest rate swaps and options on securities purchased under agreements to resell as non-hedging derivatives. The change in the fair value of the Company’s non-hedging derivatives for the year ended December 31, 2001 was not material.

     The Company held no cash flow or foreign currency hedges during the year ended December 31, 2001.

Off-Balance-Sheet Commitments

     In the normal course of business, we are a party to various off-balance sheet commitments entered into to meet the financing needs of our customers. These financial instruments include commitments to extend credit; standby and commercial letters of credit; and commitments to purchase or sell foreign currencies. These commitments involve, to varying degrees, elements of credit, interest rate and foreign exchange rate risk.

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

Advertising and Promotions

     Expenditures for advertising and promotions are expensed as incurred. Such expenses are included under the caption “other noninterest expense” in the accompanying Consolidated Statements of Income.

Fair Value of Financial Instruments

     Financial instruments include such items as loans, deposits, investment securities, interest rate and foreign exchange contracts and swaps.

     Disclosure of fair values is not required for certain items such as lease financing, investments accounted for

Notes to Consolidated Financial Statements (continued)

under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, OREO, prepaid expenses, core deposit intangibles and other customer relationships, other intangible assets and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company.

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

     Loans: Fair values are estimated for portfolios of performing loans with similar characteristics. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. We use discounted cash flow analyses, which utilize interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, to estimate the fair values of: (1) fixed-rate commercial and industrial loans; (2) financial institution loans; (3) agricultural loans; (4) certain mortgage loans (e.g., 1-4 family residential, commercial real estate and rental property); (5) credit card loans; and (6) other consumer loans. For certain loans, we may estimate fair value based upon a loan’s observable market price. The carrying amount of accrued interest approximates its fair value.

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

     Short-term borrowings: The carrying amounts of overnight Federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

     Long-term debt and capital securities: The fair values of our long-term debt (other than deposits) and capital securities are estimated using quoted market prices or discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Derivative, Off-balance-sheet commitments and contingent liabilities: Fair values are based upon: (1) quoted market prices of comparable instruments (options on mortgage-backed securities and commitments to buy or sell foreign currencies); (2) fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (letters of credit and commitments to extend credit); or (3) pricing models based upon quoted markets, current levels of interest rates and specific cash flow schedules (interest rate swaps and options on interest rate swaps).

New Pronouncements

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities— Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities— An Amendment of FASB Statement No. 133.” At the time of adoption, the Predecessor designated certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. The transition adjustment resulting from the adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, associated with establishing the fair values of derivatives and hedged items on the Company’s consolidated balance sheet was not material because the Company does not engage in significant transactions using derivative financial instruments.

     In September 2000, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (a replacement of SFAS No. 125). The provisions in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets. Certain provisions of the statement, related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for fiscal years ending after December 15, 2000. Other

Notes to Consolidated Financial Statements (continued)

provisions related to the transfer and servicing of financial assets and extinguishments of liabilities became effective for transactions occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on the Company’s Consolidated Financial Statements.

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Also included in the provisions of SFAS No. 141 are new criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of SFAS No. 141 concurrent with the acquisition of the Parent by BNP Paribas. See further discussion in Note 2.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. The provisions of SFAS No. 142 will be applied by the Company beginning January 1, 2002, except with regard to any goodwill and intangible assets acquired after June 30, 2001, which will be subject to the new provisions of the standard immediately from the date of acquisition. Goodwill and other indefinite lived intangible assets will be subjected to a transitional impairment test within the first half of 2002 and any related impairment losses will be reported as a cumulative effect of a change in accounting principle. Application of the non-amortization provisions of this statement was effective with the acquisition of the Parent by BNP Paribas. The amortization of goodwill arising from the BNP Paribas Merger of approximately $3.4 million (assuming an amortization period of 20 years) was not recorded on the Company’s consolidated financial statements from December 20, 2001 to December 31, 2001. For the period from January 1, 2001 to December 19, 2001, the Company recognized goodwill amortization expense of $31 million. Such expense will not be recorded in fiscal 2002 under this new standard. Management has not yet determined what the effect, if any, of the required impairment tests will be on the Company’s consolidated results of operations and financial position.

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

2. Mergers and Acquisitions

United California Bank Acquisition

     On March 15, 2002, BancWest Corporation (“BancWest”), a wholly-owned subsidiary of BNP Paribas, completed its acquisition of all the outstanding stock of United California Bank (“UCB”) from UFJ Bank Ltd. of Japan. On March 15, 2002, UCB had total assets of $10.1 billion, net loans of $8.5 billion, total deposits of $8.3 billion and a total of 115 branches. The preceding amounts do not include final purchase price accounting adjustments. The purchase price of approximately $2.4 billion was paid in cash and accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital to BancWest and by lending it $800 million. UCB is expected to be merged with and into Bank of the West, a subsidiary of BancWest Corporation, in the second quarter of 2002. Branches of UCB are expected to be fully integrated into the Bank of the West branch network system by late 2002.

BNP Paribas Merger

     On December 20, 2001, Chauchat L.L.C., a Delaware limited liability company (“Merger Sub”), merged (the “BNP Paribas Merger”) with and into the Parent pursuant to an Agreement and Plan of Merger, dated as of May 8, 2001, as amended and restated as of July 19, 2001, by and among the Parent, BNP Paribas, and Merger Sub (the “Merger Agreement”). The Merger Sub was a wholly-owned subsidiary of BNP Paribas.

     At the effective time of the BNP Paribas Merger, all outstanding shares of common stock, par value $1 per

Notes to Consolidated Financial Statements (continued)

share (“Company Common Stock”), of the Parent were cancelled and converted solely into the right to receive $35 per share in cash, without interest thereon (except for shares held in the treasury of the Parent or by any wholly-owned subsidiary of the Parent and shares held in respect of a debt previously contracted which were cancelled without any consideration being payable therefor).

     Pursuant to the Merger Agreement, each share of Class A common stock, par value $1 per share, of the Parent owned by BNP Paribas and French American Banking Corporation, a wholly-owned subsidiary of BNP Paribas, remained outstanding as one share of Class A Common Stock and all of the units of the Merger Sub were cancelled without any consideration becoming payable therefor. Concurrent with the BNP Paribas Merger, the par value of the Class A common stock was changed to $.01. As a result of the BNP Paribas Merger, the Parent became a wholly-owned subsidiary of BNP Paribas. BNP Paribas believes that by acquiring full ownership of BancWest Corporation, it can increase its international retail banking franchise, permit it to benefit fully from our growth, diversify its earnings base, increase synergies and simplify its ownership structure, among other things.

     The BNP Paribas Merger significantly affected our financial statements. “Push-down” accounting was required for this business combination. Essentially, this resulted in three major changes to our balance sheet:

•	Purchase price adjustments and new intangibles: As part of purchase accounting, the assets and liabilities of the Predecessor were adjusted to fair value. Among the items adjusted were identifiable intangible assets related to our core deposits, loans and leases, property and equipment, deposits, pension assets and liabilities and other items. After making these adjustments to the Predecessor balance sheet, the amount that the purchase price exceeded the value of purchased assets and liabilities assumed was recorded as goodwill. As of December 20, 2001, the Company had $2.1 billion in goodwill, all of which is non-deductible for tax purposes.

•	New debt: As part of the BNP Paribas Merger, we assumed $1.55 billion in new debt from the Merger Sub. This debt is between the Company and another subsidiary of BNP Paribas. The proceeds from this debt and $1.0 billion in cash equity from BNP Paribas were exchanged for all of the outstanding common stock and options of the Predecessor.

•	New equity basis: Due to the use of “push-down” accounting in the BNP Paribas Merger, the equity balances at December 31, 2001 reflect BNP Paribas’ basis in the Company. On December 20, 2001, BNP Paribas’ net purchase price of $1.985 billion was recorded. All amounts related to common and treasury stock of the Predecessor were eliminated.

New Mexico, Nevada, Guam and Saipan Branch Acquisitions

     In the third quarter of 2000, we entered into an agreement to acquire 30 branches in New Mexico and Nevada being divested by First Security Corporation in connection with its merger with Wells Fargo & Company. At that date, those branches had approximately $1.1 billion in deposits and approximately $200 million in loans. The acquisition of the Nevada branches was completed in January 2001 and the acquisition of the New Mexico branches was completed in February 2001. The cash transaction was accounted for using the purchase method of accounting. We incurred pre-tax integration and other nonrecurring costs of $3.9 million and $1.3 million in 2001 and 2000, respectively, as described in Note 3.

     On November 9, 2001, the Company completed its acquisition of Union Bank of California’s network in Guam and Saipan, along with associated loan and deposit accounts. First Hawaiian assumed branch deposits of approximately $200 million and also bought various loans from the branches.

SierraWest Bancorp

     On July 1, 1999, the Company completed its acquisition of SierraWest Bancorp (“SierraWest”). SierraWest was merged with and into the Company and its subsidiary, SierraWest Bank, was merged with and into Bank of the West (the “SierraWest Merger”) resulting in the issuance of approximately 4.4 million shares (8.8 million shares, after adjustment for the two-for-one stock split in December 1999) of our common stock to the shareholders of SierraWest. The acquisition was accounted for using the pooling-of-interests method of accounting. No material adjustments were required to conform SierraWest’s accounting policies with those of the Company.

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

Six Months Ended June 30, 1999

(in thousands)	SierraWest	Company	Combined

Net interest income	$21,703	$315,412	$337,115
Net income	$4,765	$82,260	$87,025

Notes to Consolidated Financial Statements (continued)

BancWest Corporation

     On November 1, 1998, for a purchase price of $905.7 million, BancWest Corporation (“Old BancWest”), parent company of Bank of the West, was merged with and into First Hawaiian, Inc. (“FHI”) (the “BancWest Merger”). At that date, Bank of the West, headquartered in San Francisco, was California’s fifth-largest bank with approximately $6.1 billion in assets and 103 branches in 21 counties in Northern and Central California.

     Prior to the BancWest Merger, Old BancWest was wholly-owned by Banque Nationale de Paris, now BNP Paribas, one of the largest commercial banks in France and among the largest in Europe. In the BancWest Merger, BNP Paribas received approximately 25.815 million shares (51.630 million shares after adjustment for the two-for-one stock split in December 1999) of the Company’s newly authorized Class A common stock (representing approximately 45% of the outstanding voting stock). The transaction was accounted for using the purchase method of accounting. The excess of cost over fair value of net assets acquired amounted to approximately $599.0 million. FHI, the surviving corporation of the BancWest Merger, changed its name to “BancWest Corporation” on November 1, 1998.

     The Company recorded pre-tax restructuring, merger-related and other nonrecurring costs totaling $25.5 million in 1998, as described in Note 3.

3. Restructuring, Integration and Other Nonrecurring Costs

New Mexico and Nevada Branch Acquisitions

     In connection with the acquisition of 30 branches in New Mexico and Nevada, the Company recorded pre-tax integration costs of $1.3 million in 2000 and $3.9 million in 2001.

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

BancWest Merger and Related Matters

     The Company recorded pre-tax restructuring, BancWest Merger-related and other nonrecurring costs totaling $25.5 million in 1998. As a result of these costs of $25.5 million, a liability of $11.3 million was recorded in 1998. During 1999, this liability was reduced by a total of $6.6 million, as a result of: (1) $2 million for the payment of data processing contract termination penalties; (2) $2 million for severance payments; (3) $2 million related to excess leased commercial properties; and (4) $600,000 for payments on other nonrecurring costs. The remaining amount accrued was $4.7 million at December 31, 1999. During 2000, this liability was reduced by a total of $2.2 million, as a result of: (1) $58,000 for the reversal of accrued data processing contract termination penalties; (2) $175,000 for reversal of accrued severance payments; (3) $1.9 million related to excess leased commercial properties; and (4) $30,000 for reversal of other accrued costs. The remaining amount accrued at December 31, 2000 was $2.5 million, primarily related to excess leased com- mercial properties. During 2001, this remaining amount was further amortized by $1.8 million, resulting in a balance of $700,000 at December 31, 2001. The majority of the amount related to excess leased commercial property will be fully amortized in 2002.

     On July 19, 1999, the Company announced plans to consolidate its three existing data centers into a single data center in Honolulu. The consolidation was accomplished through a facilities management contract with a service provider which has assumed management of First Hawaiian’s existing data center. As a result of this consolidation effort, the Company recorded pre-tax restructuring and other nonrecurring costs of $6.9 million in the third quarter of 1999. Those costs were comprised of: (1) $3.8 million for the write-off of capitalized information technology costs; (2) $1.5 million for employee severance costs; and (3) $1.6 million in other nonrecurring costs. During 1999, we wrote off $3.8 million in capitalized information technology costs and paid $459,000 in other nonrecurring costs. At December 31, 1999, the remaining amount accrued for these costs was $2.6 million. During 2000, we paid $970,000 in employee severance costs and $1 million in other nonrecurring costs. In addition, we reversed $465,000 in accrued employee severance costs and $135,000 in other nonrecurring costs. As of December 31, 2000, the amounts accrued related to the data center consolidation had been substantially paid. See Note 22 to the Consolidated Financial Statements on page 67 for additional information.

Notes to Consolidated Financial Statements (continued)

4. Transactions with Affiliates

     The Company and its subsidiaries participate in various transactions with BNP Paribas and its affiliates. Except for the $1.550 billion term note between BNP Paribas and BancWest Corporation, the items listed in the table below are between our banking subsidiaries and BNP Paribas and its affiliates. Transactions involving the Company’s bank subsidiaries and their non-bank affiliates (including BancWest and BNP Paribas) are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities. These transactions are required to be on terms at least as favorable to the bank as those prevailing at the time for similar non-affiliate transactions. Transactions have included the sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings. Amounts due to and from affiliates and off-balance-sheet transactions at December 31, 2001 and 2000 were as follows:

(in thousands)	2001	2000

Cash and due from banks	$4,071	$1,278
Noninterest-bearing demand deposits	2,494	3,529
Short-term borrowings	8,000	50,000
Time certificates of deposit	255,000	467,000
Other liabilities	252	121
Term note	1,550,000	—
Subordinated capital notes included in long-term debt	52,828	51,595
Off-balance-sheet transactions:
Standby letters of credit	2,501	7,473
Guarantees received	280	15,987
Commitments to purchase foreign currencies	35,808	20,144
Commitments to sell foreign currencies	—	2,680

     The subordinated capital notes were sold directly to BNP Paribas by Bank of the West. They are subordinated to the claims of depositors and creditors and qualify for inclusion as a component of risk-based capital under current FDIC guidelines for assessing capital adequacy.

5. Investment Securities

Held-to-Maturity

     There were no held-to-maturity investment securities at December 31, 2001. Upon the purchase by BNP Paribas of the remaining 55% of outstanding common stock it did not already own, all securities previously considered held-to-maturity were reclassified to available-for-sale at their fair value. The amortized cost of securities reclassified at that time was $91 million, which was approximately equal to their fair value.

     Amortized cost and fair value of held-to-maturity investment securities at December 31, 2000 and 1999 were as follows:

	2000

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$15,990	$—	$99	$15,891
Other asset-backed securities	38,233	11	524	37,720
Collateralized mortgage obligations	38,717	4	707	38,014

Total held-to-maturity investment securities	$92,940	$15	$1,330	$91,625

	1999

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$15,985	$—	$543	$15,442
Other asset-backed securities	72,388	—	1,557	70,831
Collateralized mortgage obligations	54,495	2	1,668	52,829

Total held-to-maturity investment securities	$142,868	$2	$3,768	$139,102

Available-for-Sale

     Amortized cost and fair value of available-for-sale investment securities at December 31, 2001, 2000 and 1999 were as follows:

	2001

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$794,991	$7,971	$2,777	$800,185
Mortgage and asset-backed securities:
Government	923,468	8,704	5,747	926,425
Other	253,939	3,796	745	256,990
Collateralized mortgage obligations	416,401	3,196	1,160	418,437
States and political subdivisions	1,793	—	158	1,635
Other	138,541	5	45	138,501

Total available-for-sale investment securities	$2,529,133	$23,672	$10,632	$2,542,173

Notes to Consolidated Financial Statements (continued)

	2000

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$766,905	$3,868	$641	$770,132
Mortgage and asset-backed securities:
Government	619,791	8,550	1,539	626,802
Other	345,229	3,251	676	347,804
Collateralized mortgage obligations	77,529	243	144	77,628
States and political subdivisions	9,871	22	183	9,710
Other	128,704	—	—	128,704

Total available-for-sale investment securities	$1,948,029	$15,934	$3,183	$1,960,780

	1999

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$775,778	$38	$7,672	$768,144
Mortgage and asset-backed securities:
Government	556,735	5,043	6,746	555,032
Other	384,378	118	4,244	380,252
Collateralized mortgage obligations	16,374	6	334	16,046
States and political subdivisions	22,104	205	670	21,639
Other	126,896	3	9	126,890

Total available-for-sale investment securities	$1,882,265	$5,413	$19,675	$1,868,003

     The amortized cost and fair value of available-for-sale investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized	Fair
(in thousands)	Cost	Value

Due within one year	$174,534	$177,031
Due after one but within five years	785,049	789,641
Due after five but within ten years	226,937	226,072
Due after ten years	1,204,072	1,210,928

Subtotal	2,390,592	2,403,672
Securities with no stated maturity	138,541	138,501

Total available-for-sale investment securities	$2,529,133	$2,542,173

     The Company held no trading securities at December 31, 2001, 2000 and 1999.

     Investment securities with an aggregate carrying value of $2.0 billion at December 31, 2001, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

     We held no investment securities of any single issuer (other than the U.S. Government and its agencies) which were in excess of 10% of consolidated stockholder’s equity at December 31, 2001.

     Gross gains and gross losses of $30.5 million and $51,000, respectively, were realized on the sales of investment securities during the period from January 1, 2001 to December 19, 2001. Gross realized gains and losses were $30,000 and $61,000, respectively, for the period from December 20, 2001 to December 31, 2001. Gross gains of $865,000 and $38,000 and gross losses of $654,000 and $22,000 were realized on sales of investment securities during 2000 and 1999, respectively.

6. Loans and Leases

     As part of the application of purchase price accounting, a discount of $26.5 million was recorded as a fair value adjustment and will be amortized on a level-yield basis over the average life of the loans and leases.

     At December 31, 2001 and 2000, loans and leases were comprised of the following:

(in thousands)	2001	2000

Commercial, financial and agricultural	$2,387,605	$2,604,590
Real estate:
Commercial	2,957,194	2,618,312
Construction	464,462	405,542
Residential	2,263,827	2,360,167
Consumer	4,471,897	3,599,954
Lease financing	2,293,199	2,038,516
Foreign	385,548	344,750

Total loans and leases	$15,223,732	$13,971,831

     The loan and lease portfolio is principally located in California and Hawaii and, to a lesser extent, Oregon, Washington, Nevada, New Mexico, Idaho, Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of those states, which affects property values, and the financial well being and creditworthiness of the borrowers.

     At December 31, 2001 and 2000, loans and leases of $97.1 million and $93.5 million, respectively, were on nonaccrual status or restructured.

     Real estate loans totaling $1.4 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank at December 31, 2001.

     Our leasing activities consist primarily of: (1) leasing automobiles and commercial equipment; and (2) leveraged leases. Lessees are responsible for all maintenance,

Notes to Consolidated Financial Statements (continued)

taxes and insurance on the leased property. The leases are reported net of unearned income of $490.2 million at December 31, 2001, and $452.2 million at December 31, 2000. At December 31, 2001, minimum lease receivables for the five succeeding years were as follows:

•	2002 — $545.1 million

•	2003 — $513.1 million

•	2004 — $476.4 million

•	2005 — $381.2 million

•	2006 — $280.3 million

     In the normal course of business, the Company makes loans to executive officers and directors of the Company and to entities and individuals affiliated with those executive officers and directors. Those loans were made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with other persons or, in the case of certain residential real estate loans, on terms that were widely available to employees of the Company who were not directors or executive officers. Changes in the loans to such executive officers, directors and affiliates during 2001 and 2000 were as follows:

(in thousands)	2001	2000

Balance at beginning of year	$263,835	$267,245
New loans made	19,470	34,763
Less repayments	138,972	38,173

Balance at end of year	$144,333	$263,835

     At December 31, 2001, loans to such parties by BancWest Corporation were $402,000; at December 31, 2000, $1.6 million. Interest income related to these loans was $82,000 in 2001, $112,000 in 2000 and $109,000 in 1999.

7. Provision and Allowance for Credit Losses

     Changes in the allowance for credit losses were as follows for the periods indicated:

	Company	Predecessor
			Year ended
	Dec. 20, 2001	Jan. 1, 2001	December 31,
	through	through
(in thousands)	Dec. 31, 2001	Dec. 19, 2001	2000	1999

Balance at beginning of year	$199,860	$172,443	$161,418	$158,294
Provision for credit losses	2,419	100,631	60,428	55,262
Net charge-offs:
Loans and leases charged off	(7,929)	(85,211)	(62,131)	(61,545)
Recoveries on loans and leases previously charged off	304	11,997	12,728	10,432

Net charge-offs	(7,625)	(73,214)	(49,403)	(51,113)

Transfer of allowance allocated to securitized loans	—	—	—	(1,025)

Balance at end of year	$194,654	$199,860	$172,443	$161,418

     The following table presents information related to impaired loans as of and for the years ended December 31, 2001, 2000 and 1999:

(in thousands)	2001	2000	1999

Impaired loans with related allowance	$89,279	$77,518	$72,258
Impaired loans with no related allowance	8,253	35,358	23,163

Total impaired loans	$97,532	$112,876	$95,421

Total allowance for credit losses on impaired loans	$24,745	$14,702	$15,833
Average impaired loans	118,497	93,572	107,948
Interest income recognized on impaired loans	2,462	5,099	4,349

     Impaired loans without the related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal balance of such loans.

8. Premises and Equipment

     As part of the application of purchase price accounting, a discount of $9.4 million was recorded as a fair value adjustment on certain facilities and will be amortized over their remaining lives using the straight-line method.

     At December 31, 2001 and 2000, premises and equipment were comprised of the following:

(in thousands)	2001	2000

Premises	$282,761	$278,979
Equipment	178,559	194,404

Total premises and equipment	461,320	473,383
Less accumulated depreciation and amortization	188,285	197,371

Net book value	$273,035	$276,012

     Occupancy and equipment expenses include depreciation and amortization expenses of $27.6 million for 2001, $25.5 million for 2000 and $24.3 million for 1999.

9. Deposits

     As part of the application of purchase price accounting, a premium of $29 million was recorded as a fair value adjustment on certain time certificates of deposits and will be amortized using the straight-line method over the average remaining maturity of the certificates.

     Interest expense related to deposits for the periods

Notes to Consolidated Financial Statements (continued)

indicated was as follows:

	Company	Predecessor
			Years Ended
	Dec. 20, 2001	Jan. 1, 2001	December 31,
	through	through
(in thousands)	Dec. 31,2001	Dec. 19, 2001	2000	1999

Domestic:
Interest-bearing demand	$23	$1,855	$3,546	$3,609
Savings	1,784	84,278	98,876	93,100
Time— under $100	3,386	153,926	150,797	136,797
Time— $100 and over	3,035	138,026	195,142	127,539
Foreign	238	6,712	9,843	7,576

Total interest expense on on deposits	$8,466	$384,797	$458,204	$368,621

     The following table presents the maturity distribution of domestic time certificates of deposits of $100,000 or more at December 31 for the years indicated:

(in millions)	2001	2000

3 months or less	$2,103	$2,029
Over 3 months through 6 months	546	917
Over 6 months through 12 months	363	435
Over 1 year through 2 years	286	179
Over 2 years through 3 years	38	23
Over 3 years through 4 years	15	6
Over 4 years through 5 years	7	4
Over 5 years	1	1

Total	$3,359	$3,594

     Time certificates of deposits in denominations of $100,000 or more at December 31, 2001 and 2000 were as follows:

(in thousands)	2001	2000

Domestic	$3,358,569	$3,593,563
Foreign	146,384	87,990

10. Short-Term Borrowings

     At December 31 for the years indicated, short-term borrowings were comprised of the following:

(in thousands)	2001	2000	1999

BancWest Corporation (Parent):
Commercial paper	$—	$5,477	$2,600
Bank of the West:
Securities sold under agreements to repurchase	246,480	215,767	142,842
Federal funds purchased	217,575	115,000	2,095
Advances from Federal Home Loan Bank of San Francisco	240,000	85,000	—
Other short-term borrowings	936	306	16,274
First Hawaiian:
Securities sold under agreements to repurchase	238,279	241,929	301,571
Federal funds purchased	11,050	5,589	38,595

Total short-term borrowings	$954,320	$669,068	$503,977

     Weighted average interest rates and weighted average and maximum balances for these short-term borrowings were as follows for the years indicated:

(dollars in thousands)	2001	2000	1999

Commercial paper:
Weighted average interest rate at December 31	—%	6.0%	6.1%
Highest month-end balance	$6,102	$8,424	$9,400
Weighted average daily outstanding balance	$3,307	$5,541	$4,962
Weighted average daily interest rate paid	4.2%	6.0%	4.9%
Securities sold under agreements to repurchase:
Weighted average interest rate at December 31	2.0%	6.1%	5.1%
Highest month-end balance	$523,631	$503,936	$564,207
Weighted average daily outstanding balance	$492,044	$439,886	$499,728
Weighted average daily interest rate paid	3.7%	5.8%	4.6%
Federal funds purchased:
Weighted average interest rate at December 31	1.5%	6.4%	4.7%
Highest month-end balance	$437,405	$370,889	$392,325
Weighted average daily outstanding balance	$266,224	$217,447	$138,101
Weighted average daily interest rate paid	3.6%	6.3%	4.9%
Advances from Federal Home Loan Banks of Seattle and San Francisco:
Weighted average interest rate at December 31	5.2%	6.2%	—%
Highest month-end balance	$240,000	$358,481	$1,000
Weighted average daily outstanding balance	$131,694	$146,462	$414
Weighted average daily interest rate paid	5.2%	6.2%	6.3%
Other short-term borrowings:
Weighted average interest rate at December 31	1.5%	6.5%	5.5%
Highest month-end balance	$24,601	$22,071	$25,085
Weighted average daily outstanding balance	$3,135	$4,935	$2,959
Weighted average daily interest rate paid	3.2%	8.2%	5.6%

     We treat securities sold under agreements to repurchase as financings. We reflect the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 2001, the weighted average maturity of these agreements was 45 days and primarily represented investments by public

Notes to Consolidated Financial Statements (continued)

(governmental) entities. Maturities of these agreements were as follows:

(in thousands)
Overnight	$241,215
Less than 30 days	64,598
30 through 90 days	89,682
Over 90 days	89,264

Total	$484,759

11. Long-Term Debt and Capital Securities

     As part of the application of purchase accounting, a premium of $33.1 million was recorded on certain long-term debt obligations and capital securities as a fair value adjustment. This premium will be amortized on a level-yield basis over the remaining maturity of the debt.

     At December 31 for the years indicated, long-term debt and capital securities were comprised of the following:

(dollars in thousands)	2001	2000

BancWest Corporation (Parent):
7.375% subordinated notes due 2006	$50,000	$50,000
7.00% note	—	50,000
6.54% term note due 2010	1,550,000	—
Bank of the West:
6.33%-8.30% notes due through 2014	597,012	531,340
Capital leases due through 2012	480	613
First Hawaiian:
Capital leases due through 2022	462	470

Total long-term debt	2,197,954	632,423
Capital Securities	265,130	250,000

Total long-term debt and Capital Securities	$2,463,084	$882,423

BancWest Corporation (Parent)

     The 7.375% subordinated notes due in 2006 are unsecured obligations with interest payable semiannually.

     The 7.00% note was paid in full in 2001.

     The 6.54% term note due in 2010 is an unsecured obligation to BNP Paribas with interest payable semi- annually.

Bank of the West

     The 6.33%-8.30% notes due through 2014 primarily represent advances from the Federal Home Loan Bank of San Francisco and $52.8 million in subordinated capital notes sold to BNP Paribas. Interest on the Federal Home Loan Bank of San Francisco advances are payable monthly. Interest on the subordinated capital notes sold to BNP Paribas is payable semiannually.

BancWest Capital I

     In November 2000, the Company sold to the public $150 million in aggregate liquidation amount of BancWest Capital I Quarterly Income Preferred Securities (the “BWE Capital Securities”) issued by the BWE Trust, a Delaware business trust. The Company received the BWE Capital Securities (as well as all outstanding common securities of BancWest Capital I) in exchange for the Company’s 9.50% junior subordinated deferrable interest debentures, which are the sole assets of the BWE Trust. Holders of BWE Capital Securities are entitled to cumulative cash dividends at an annual rate of 9.50%, subject to possible deferral. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. The BWE Capital Securities qualify as Tier 1 capital of the Company, which has solely, fully and unconditionally guaranteed payment of all amounts due on the BWE Capital Securities to the extent the BWE Trust has funds available for payment of such distributions.

First Hawaiian Capital I

     In 1997, FH Trust, a Delaware business trust, issued capital securities (the “FH Capital Securities”) with an aggregate liquidation amount of $100 million. The proceeds were used to purchase junior subordinated deferrable interest debentures of the Company. These debentures are the sole assets of the FH Trust. The FH Capital Securities qualify as Tier 1 capital of the Company and are solely, fully and unconditionally guaranteed by the Company. The Company owns all the common securities issued by the FH Trust.

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

     Under the terms of both the BWE Capital Securities and the FH Capital Securities, the interest on the junior subordinated debentures is deferrable. If we defer interest payments on the capital securities, BWE Trust and FH Trust will also defer distributions on the capital securities. During any period in which we defer interest payments on the junior subordinated debentures, we will not and our subsidiaries will not do any of the following, with certain limited exceptions:

•	pay a dividend or make any other payment or distribution on our capital stock;

•	redeem, purchase or make a liquidation payment on any of our capital stock;

•	make an interest, principal or premium payment on, or repay, repurchase or redeem, any of our debt secu-

Notes to Consolidated Financial Statements (continued)

rities that rank equally with or junior to the junior subordinated debentures; or

•	make any guarantee payment regarding any guarantee by us of debt securities of any of our subsidiaries, if the guarantee ranks equal with or junior to the junior subordinated debentures.

     As of December 31, 2001, the principal payments due on long-term debt and capital securities were as follows:

	BancWest	Bank			First
	Corporation	of the	First	BancWest	Hawaiian
(in thousands)	(Parent)	West	Hawaiian	Capital I	Capital I	Total

2002	$—	$319,345	$13	$—	$—	$319,358
2003	—	168,640	15	—	—	168,655
2004	—	2,366	16	—	—	2,382
2005	—	993	18	—	—	1,011
2006	50,000	1,060	19	—	—	51,079
2007 and thereafter	1,550,000	105,088	381	165,130	100,000	1,920,599

Total	$1,600,000	$597,492	$462	$165,130	$100,000	$2,463,084

12. Accumulated Other Comprehensive Income, Net

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Company’s only significant item of other comprehensive income is net unrealized gains or losses on certain debt and equity securities and the related reclassification adjustments. Reclassification adjustments include the gains or losses realized in the current period on certain assets that were included in accumulated other comprehensive income at the beginning of the period. Accumulated other comprehensive income, net for the periods presented below is as follows:

		Income
		Tax
	Pre-tax	(Expense)	After-tax
(in thousands)	Amount	Benefit	Amount

Predecessor:
Accumulated other comprehensive income, net, December 31, 1998	$10,520	$(4,292)	$6,228
Unrealized net holding loss arising in 1999	(27,119)	11,009	(16,110)
Reclassification adjustment for gains and losses realized in net income	16	(7)	9

Accumulated other comprehensive income, net, December 31, 1999	(16,583)	6,710	(9,873)
Unrealized net holding gain arising in 2000	29,123	(11,773)	17,350
Reclassification adjustment for gains and losses realized in net income	211	(87)	124

Accumulated other comprehensive income, net, December 31, 2000	12,751	(5,150)	7,601
Unrealized net holding gain arising from January 1, 2001 to December 19, 2001	30,528	(12,292)	18,236
Reclassification adjustment for gains and losses realized in net income	(39,138)	15,773	(23,365)

Accumulated other comprehensive income, net, December 19, 2001	$4,141	$(1,669)	$2,472

Company:
Accumulated other comprehensive income, net, December 20, 2001	$—	$—	$—
Unrealized net holding gain arising from December 20, 2001 to December 31, 2001	13,071	(5,270)	7,801
Reclassification adjustment for gains and losses realized in net income	(31)	12	(19)

Accumulated other comprehensive income, net, December 31, 2001	$13,040	$(5,258)	$7,782

13. Regulatory Capital Requirements

     Due to the election to become a financial holding company done concurrent with the BNP Paribas Merger, only the Company’s depository institution subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. If they fail to meet minimum capital requirements, these agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s depository institution subsidiaries must each meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The table below sets forth those ratios at December 31, 2001 and 2000.

						To Be Well-
						Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of December 31, 2001:
Tier 1 Capital to Risk-Weighted Assets:
Bank of the West	$878,252	7.85%	$447,542	4.00%		$671,312	6.00%
First Hawaiian	632,719	9.52	265,871	4.00		398,807	6.00
Total Capital to Risk-Weighted Assets:
Bank of the West	$1,219,482	10.90%	$895,083	8.00%		$1,118,854	10.00%
First Hawaiian	785,148	11.81	531,742	8.00		664,678	10.00
Tier 1 Capital to Average Assets:
Bank of the West	$878,252	7.18%	$489,540	4.00	%(1)	$611,926	5.00%
First Hawaiian	632,719	8.39	301,818	4.00	(1)	377,272	5.00

Notes to Consolidated Financial Statements (continued)

						To Be Well-
						Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of December 31, 2000:
Tier 1 Capital to Risk-Weighted
Assets:
BancWest Corporation	$1,597,992	9.73%	$656,617	4.00%
Bank of the West	820,691	8.78	373,878	4.00		$560,818	6.00%
First Hawaiian	648,751	9.19	282,500	4.00		423,750	6.00
Total Capital to Risk-Weighted
Assets:
BancWest Corporation	$1,870,435	11.39%	$1,313,234	8.00%
Bank of the West	1,095,240	11.72	747,757	8.00		$934,696	10.00%
First Hawaiian	795,657	11.27	564,999	8.00		706,249	10.00
Tier 1 Capital to Average Assets:
BancWest Corporation	$1,597,992	9.09%	$703,305	4.00	%(1)
Bank of the West	820,691	7.95	413,174	4.00	(1)	$516,468	5.00%
First Hawaiian	648,751	8.99	288,756	4.00	(1)	360,945	5.00

(1)	The leverage ratio consists of a ratio of Tier 1 capital to average assets. The minimum leverage ratio guideline is three percent for banking organizations that do not anticipate or are not experiencing significant growth, and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, a strong banking organization, and rated a composite 1 under the Uniform Financial Institution Rating System established by the Federal Financial Institution Examination Council.

     Pursuant to applicable laws and regulations, each of the depository institution subsidiaries have been notified by the Federal Deposit Insurance Corporation (“FDIC”) that each of them is deemed to be well-capitalized. To be well-capitalized, a bank must have a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure. Management believes that no conditions or events have occurred since the respective notifications to change the capital category of either of its depository institution subsidiaries.

14. Limitations on Payment of Dividends

     The primary source of funds that we use to pay dividends to stockholders are dividends the Parent receives from its subsidiaries. Regulations limit the amount of dividends Bank of the West and First Hawaiian may declare or pay. At December 31, 2001, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $10.5 million.

15. Benefit Plans

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

     In addition, the Company also has a non-qualified pension plan (the “Director’s Retirement Plan”) that provides for eligible directors to qualify for retirement benefits based on their service as a director. The Director’s Retirement Plan’s benefit obligations have been reflected in the following table.

     The following tables summarize changes to the benefit obligation and fair value of plan assets for the years indicated:

	Pension Benefits		Other Benefits

(in thousands)	2001	2000	2001	2000

Benefit obligation at beginning of year	$159,556	$142,101	$18,414	$16,651
Service cost	4,039	3,594	1,269	888
Interest cost	11,064	10,268	1,346	1,174
Amendments	1,516	8,619	—	(42)
Actuarial loss	1,406	5,467	3,747	729
Benefit payments	(9,076)	(10,493)	(1,030)	(986)

Benefit obligation at end of year	$168,505	$159,556	$23,746	$18,414

	Pension Benefits		Other Benefits

(in thousands)	2001	2000	2001	2000

Fair value of plan assets at beginning of year	$175,970	$196,481	$—	$—
Actual return on plan assets	(14,397)	(11,035)	—	—
Employer contributions	815	1,017	1,030	986
Benefit payments	(9,076)	(10,493)	(1,030)	(986)

Fair value of plan assets at end of year	$153,312	$175,970	$—	$—

Notes to Consolidated Financial Statements (continued)

     The following table summarizes the funded status of the plans and amounts recognized/unrecognized in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits

(in thousands)	2001	2000	2001	2000

Funded status	$(15,193)	$16,414	$(23,746)	$(18,414)
Unrecognized net (gain) loss	1,012	1,008	(1)	1,627
Unrecognized prior service cost	—	14,117	—	454
Unrecognized transition (asset) obligation	—	(1,200)	—	3

Prepaid (accrued) benefit cost	$(14,181)	$30,339	$(23,747)	$(16,330)

     As part of the application of purchase price accounting, a liability of $46 million was recorded as a fair value adjustment.

     Pension plan assets at December 31, 2000 consisted of 1,175,712 shares of the Predecessor’s common stock with an aggregate fair value of $30.7 million.

     Key provisions for the merged pension plan as of December 31, 2001 and 2000 were as follows:

(in thousands)	2001	2000

Projected benefit obligation	$128,795	$125,608
Accumulated benefit obligation	127,553	124,745
Fair value of plan assets for the retirement plan with plan assets in excess of accumulated benefit obligations	153,312	175,970
Prepaid benefit cost for the overfunded plan	25,545	57,601

     Except for the merged pension plan, the remaining plans had an accrued benefit liability.

     The weighted average discount rate was 7% as of December 31, 2001 and 2000. In determining the 2001 net periodic benefit cost, the expected return on plan assets was 9.5% for the funded defined benefit pension plan; the rate of increase in future compensation used in determining the projected benefit obligation averaged 4.5% for the unfunded supplemental executive retirement plan and 4% for the defined benefit pension plan.

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% after 8 years and remain at 5% thereafter.

     The following table sets forth the components of the net periodic benefit cost (credit) for 2001, 2000 and 1999:

	Pension Benefits			Other Benefits

(in thousands)	2001	2000	1999	2001	2000	1999

Service cost	$4,039	$3,594	$3,295	$1,269	$888	$945
Interest cost	11,064	10,268	9,909	1,346	1,174	1,000
Expected return on plan assets	(16,182)	(18,333)	(15,773)	—	—	—
Amortization of transition (asset) obligation	(1,100)	(1,200)	(1,200)	—	—	3
Amortization of prior service cost	1,528	1,278	851	93	51	—
Recognized net actuarial (gain) loss	(6)	(4,723)	(3,934)	96	159	129
Curtailment loss	—	—	—	—	—	139

Net periodic benefit cost (credit)	$(657)	$(9,116)	$(6,852)	$2,804	$2,272	$2,216

     Assumed health care cost trend rates have an impact on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following pre-tax effect:

	One-Percentage-	One-Percentage-
(in thousands)	Point Increase	Point Decrease

Effect on 2001 total of service and interest cost components	$221	$(190)
Effect on postretirement benefit obligation at December 31, 2001	1,527	(1,181)

Money Purchase and 401(k) Match Plans

     The Company contributes to a defined contribution money purchase plan. The Company also matches employees’ contributions (up to 3% of pay) to a 401(k) component of the defined contribution plan. The plans cover substantially all employees who satisfy applicable age and length-of-service requirements, except for a select group of key executives who are eligible for the Company’s unfunded supplemental executive retirement plan.

     For 2001, 2000 and 1999, the money purchase plan contribution was $4.7 million, $4.5 million and $5 million, respectively. The matching employer contributions to the 401(k) plan for 2001, 2000 and 1999 were $4.1 million, $3.9 million and $2 million, respectively. Matching employer contributions for 2001 and 2000 reflect the addition of the Bank of the West Savings Plan participants to the Company’s defined contribution plan.

     Effective July 1, 1999, the Bank of the West Savings Plan was merged into the Company’s defined contribution

Notes to Consolidated Financial Statements (continued)

plan. Effective June 30, 1999, SierraWest amended the SierraWest Bancorp KSOP Plan (the “KSOP”) to cease all contributions. Effective July 1, 1999, all eligible employees who participated in the KSOP became eligible to participate in the Company’s defined contribution plan.

     Effective January 1, 2000, the KSOP was divided into two separate plans: (1) the SierraWest Bancorp Employee Stock Ownership Plan (the “ESOP”); and (2) the SierraWest Bancorp Savings Plan (the “SierraWest Savings Plan”) (together, the “Plans”). On August 15, 2000, the Plans were separately submitted to the Internal Revenue Service (the “IRS”) for determination letters that they remain qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

     On June 19, 2001, favorable determination letters were received from the IRS that approved the qualification status of the Plans. On March 1, 2002, the assets of the SierraWest Savings Plan were transferred into the Company’s defined contribution plan. The ESOP will be terminated and its assets distributed to participants before the end of 2002.

     On December 21, 2001, all share balances in the BancWest Corporation Stock Fund were liquidated and reinvested in the Putnam Stable Value Fund at the rate of $35 per share. On December 28, 2001, residual dividend balances were also liquidated and reinvested in the Putnam Stable Value Fund at the rate of $35 per share.

Incentive Plan for Key Executives

     The Company has an Incentive Plan for Key Executives (the “IPKE”), under which cash awards are made to key executives. Prior to 2001, awards of cash or our common stock or both were made to key executives. Due to the BNP Paribas Merger, all shares of common stock awarded under the IPKE cashed out for $35 per share. The IPKE limits the aggregate and individual value of the awards that could be issued in any one fiscal year.

Long-Term Incentive Plan

     We have a Long-Term Incentive Plan (the “LTIP”) designed to reward selected key executives for their performance and the Company’s performance measured over multi-year performance cycles. Due to the timing of the BancWest Merger, the cycle that ended December 31, 2000 ran for two years (1999-2000).

     The threshold earnings per share level for the Company and specified levels relative to peer banks were achieved during this cycle. A payment of $5 million was made to participants in February 2001.

     The BNP Paribas Merger constituted a “Change in Control” as defined by the LTIP. As of the effective date of an LTIP Change in Control, the LTIP provides that participants will be deemed to have fully earned the maximum target values attainable for the entire performance period, regardless of whether the Company met the target levels. Accordingly, a payment of $19.9 million was made to participants in January 2002 for the three-year performance periods that began in 1999, 2000 and 2001.

16. Stock-Based Compensation

     We previously had two Stock Incentive Plans, (the “SIP”). The SIP authorized the grant of up to 6,000,000 shares of common stock to selected key employees. The SIP aimed to enhance our value by providing additional incentives for outstanding performance to selected key employees. The SIP was administered by the Executive Compensation Committee of the Board.

     We also began administering the Sierra Tahoe Bancorp 1996 Stock Option Plan, the Sierra Tahoe Bancorp 1998 Stock Option Plan, the California Community BancShares Corporation 1993 Stock Option Plan and the Continental Pacific Bank 1990 Amended Stock Option Plan (the “SierraWest Option Plans”) as a result of the SierraWest Merger. No options were granted under the SierraWest Option Plans after the SierraWest Merger.

     The SIP provided for grants of restricted stock, incentive stock options and non-qualified stock options. Options were granted at exercise prices that were not less than the fair market value of the common stock on the date of grant. The exercise price for stock options could be paid in whole or in part in cash, by delivery or withholding of shares (if allowed by the option agreement) or by various other methods. Options generally vested at a rate of 25% per year after the date of grant and generally expired within ten years from the date of grant.

     In connection with the two-for-one stock split in December 1999, the number of shares of the Predecessor’s common stock available for grants under the SIP was doubled. Outstanding options under the SIP and SierraWest Option Plans were adjusted by doubling the aggregate number of shares issuable under each outstanding option and by halving their per share exercise price.

     Due to the BNP Paribas Merger, each vested and unvested option outstanding under our option plans was cancelled. We became obligated to pay our option holders $35 per share less the applicable option exercise price. Those payments were made in January 2002.

Notes to Consolidated Financial Statements (continued)

     The following table summarizes activity under the SIP and SierraWest Option Plans for 2001, 2000 and 1999:

	Options Outstanding

		Weighted
		Average
		Exercise
	Shares	Price

Balance at December 31, 1998	1,495,185	$14.61
Granted	2,183,567	20.08
Exercised	(234,661)	10.00
Forfeited	(8,981)	19.71

Balance at December 31, 1999	3,435,110	18.31
Granted	1,330,761	15.13
Exercised	(297,678)	14.67
Forfeited	(43,953)	20.52

Balance at December 31, 2000	4,424,240	16.66
Granted	919,643	24.75
Exercised	(283,620)	15.28
Forfeited	(73,561)	20.37

Balance at December 19, 2001	4,986,702	18.49
Cancellation of options	(4,986,702)	18.49

Balance at December 31, 2001	—

     In accounting for our option plans, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There has been no compensation cost charged against income for the option plans, as options were granted at exercise prices no less than the fair market value of the common stock on the date of grant. Had compensation cost for the option plans been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Predecessor’s net income would have been reduced to the pro forma amounts indicated below:

(in thousands)	2001	2000	1999

Net income:
As reported	$246,502	$216,394	$172,378
Pro forma	239,835	214,978	171,543

     Under SFAS No. 123, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	2001	2000	1999

Expected dividend yield	3.04%	3.27%	3.32%
Expected common stock volatility	27.67	24.76	22.58
Risk-free interest rate	6.22	6.66	5.47
Expected life of the options	6 years	6 years	6 years

     The weighted average grant date fair value of options granted was $6.98 in 2001, $3.98 in 2000 and $4.45 in 1999.

17. Other Noninterest Expense

     For the periods indicated, other noninterest expense included the following:

	Company	Predecessor
			Year Ended
	Dec. 20, 2001	Jan. 1, 2001	December 31,
	through	through
(in thousands)	Dec. 31, 2001	Dec. 19, 2001	2000	1999

Stationery and supplies	$928	$21,076	$20,286	$21,275
Advertising and promotions	666	16,400	16,950	15,788
Other	2,016	83,056	80,716	75,526

Total other noninterest expense	$3,610	$120,532	$117,952	$112,589

18. Income Taxes

     For the periods indicated, the provision for income taxes was comprised of the following:

	Company	Predecessor
			Year Ended
	Dec. 20, 2001	Jan. 1, 2001	December 31,
	through	through
(in thousands)	Dec. 31, 2001	Dec. 19, 2001	2000	1999

Current:
Federal	$2,140	$75,733	$30,164	$22,075
States and other	596	21,110	9,215	6,445

Total current	2,736	96,843	39,379	28,520

Deferred:
Federal	1,589	56,254	89,451	76,184
States and other	382	13,508	23,397	19,047

Total deferred	1,971	69,762	112,848	95,231

Total provision for income taxes	$4,707	$166,605	$152,227	$123,751

Notes to Consolidated Financial Statements (continued)

     At December 31, 2001, the Company had no Federal or state tax credit carryforwards.

     The components of the Company’s net deferred income tax liabilities at December 31, 2001 and 2000 were as follows:

(in thousands)	2001	2000

Assets
Allowance for credit losses and nonperforming assets	$86,765	$76,183
Deferred compensation expenses	75,171	4,325
Intangible assets	60,505	—
State income and franchise taxes	5,966	2,749

Total deferred income tax assets	228,407	83,257

Liabilities
Leases	649,733	561,009
Intangible assets	—	11,893
Investment securities	23,837	26,966
Depreciation expense	9,955	15,761
Other	10,207	13,977

Total deferred income tax liabilities	693,732	629,606

Net deferred income tax liabilities	$465,325	$546,349

     Net deferred income tax liabilities are included in other liabilities in the Consolidated Balance Sheets.

     The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the periods indicated:

	Company	Predecessor

	Dec. 20, 2001	Jan. 1, 2001
	through	through
(in thousands)	Dec. 31, 2001	Dec. 19, 2001%

Federal statutory income tax rate	$4,098	$145,043	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	700	24,780	6.0
Goodwill amortization	—	10,866	2.5
Tax credits	(211)	(7,454)	(1.8)
Other	120	(6,630)	(1.5)

Effective income tax rate	$4,707	$166,605	40.2%

	Year Ended
	December 31, 2000

(dollars in thousands)	Amount	%

Federal statutory income tax rate	$129,017	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	22,113	6.0
Goodwill amortization	10,784	2.9
Tax credits	(7,467)	(2.0)
Other	(2,220)	(.6)

Effective income tax rate	$152,227	41.3%

	Year Ended
	December 31, 1999

(dollars in thousands)	Amount	%

Federal statutory income tax rate	$103,644	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	17,678	6.0
Goodwill amortization	10,469	3.5
Tax credits	(6,214)	(2.1)
Other	(1,826)	(.6)

Effective income tax rate	$123,751	41.8%

19. Operating Segments

     The Company has determined that our reportable segments are the ones we use in our internal reporting: Bank of the West and First Hawaiian. The Bank of the West segment operates primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. Although the First Hawaiian segment operates primarily in Hawaii, it also has significant operations outside the state, such as media finance, leveraged leases and international banking and branches in Guam and Saipan.

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

Notes to Consolidated Financial Statements (continued)

     The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank
	of the	First		Reconciling	Consolidated
(in millions)	West	Hawaiian	Other	Items	Totals

Company:
Dec. 20, 2001 through Dec. 31, 2001
Net interest income	$19	$11	$(4)	$—	$26
Provision for credit losses	2	—	—	—	2
Depreciation and amortization	1	—	—	—	1
Provision for income taxes	4	3	(2)	—	5
Net income	6	4	(2)	—	8
Segment assets (year end)	13,412	8,682	4,759	(5,206)	21,647
Goodwill	895	994	173	—	2,062
Capital expenditures	1	—	—	—	1

Predecessor:
Jan. 1, 2001 through Dec. 19, 2001
Net interest income	$484	$319	$(12)	$—	$791
Provision for credit losses	70	31	—	—	101
Depreciation and amortization	52	25	—	—	77
Restructuring, integration, and other nonrecurring costs	4	—	—	—	4
Provision for income taxes	101	71	(5)	—	167
Net income	134	121	(8)	—	247
Capital expenditures	23	9	—	—	32

Year ended December 31, 2000:
Net interest income	$423	$329	$(5)	$—	$747
Provision for credit losses	38	22	—	—	60
Depreciation and amortization	43	27	—	—	70
Restructuring, merger-related and other nonrecurring costs	1	—	—	—	1
Provision for income taxes	85	71	(4)	—	152
Net income	110	112	(6)	—	216
Segment assets (year end)	11,159	7,452	3,215	(3,369)	18,457
Capital expenditures	24	7	—	—	31

Year ended December 31, 1999:
Net interest income	$384	$312	$(7)	$—	$689
Provision for credit losses	28	27	—	—	55
Depreciation and amortization	41	26	—	—	67
Restructuring, merger-related and other nonrecurring costs	11	7	—	—	18
Provision for income taxes	72	56	(4)	—	124
Net income	84	94	(6)	—	172
Segment assets (year end)	9,571	7,081	2,747	(2,718)	16,681
Capital expenditures	18	21	—	—	39

     The “other” category in the table above consists primarily of the Parent, Leasing, BWE Trust and FH Trust.

     The Company also identifies business units based on the products or services offered and the channels through which the products or services are delivered. In addition to the operating segment information, the table below presents selected Company-wide information regarding business units for the respective periods indicated:

				Reconciling	Consolidated
(in millions)	Wholesale	Retail	Other	Items	Totals

Interest income:
Company:
Dec. 20, 2001 through Dec. 31, 2001	$12	$26	$7	$(4)	$41
Predecessor:
Jan. 1, 2001 through Dec. 19, 2001	356	775	198	(46)	1,283
Year ended December 31, 2000	397	750	188	(25)	1,310
Year ended December 31, 1999	352	657	149	(22)	1,136

     Wholesale banking primarily provides commercial, financial, and agricultural, small business and commercial and construction real estate loans. It also includes equipment lease financing. Retail banking is primarily composed of consumer and residential real estate loans, credit card services and automobile leases. The “other” category is composed primarily of interest income from investments.

     The reconciling items in the above tables are principally intercompany eliminations.

20. International Operations

     The Company’s international operations are principally in Guam, Saipan and Grand Cayman, British West Indies. These operations involve foreign banking and international financing activities, including short-term investments, loans and leases, acceptances, letters of credit financing and international funds transfers.

     We identify international activities on the basis of the domicile of the customer.

Notes to Consolidated Financial Statements (continued)

     The table below presents information about the Company’s foreign, domestic and consolidated operations as of or for the years ended December 31:

(in thousands)	Foreign	Domestic	Consolidated

Company:
For the period from December 20 through December 31
Total revenue	$1,324	$46,391	$47,715
Income before income taxes	260	12,749	4,707
Net income	189	8,113	8,302
Total assets at December 31	535,950	21,110,564	21,646,514
Predecessor:
For the period from January 1 through December 19
Total revenue	43,949	1,540,383	1,584,332
Income before income taxes	8,805	404,302	413,107
Net income	5,623	240,879	246,502

2000:
Total revenue	$47,747	$1,478,185	$1,525,932
Income before income taxes	6,674	361,947	368,621
Net income	4,271	212,123	216,394
Total assets	389,589	18,067,477	18,457,066

1999:
Total revenue	$50,730	$1,282,613	$1,333,343
Income before income taxes	6,270	289,859	296,129
Net income	4,013	168,365	172,378
Total assets	404,666	16,276,356	16,681,022

     Our current procedure is to price intercompany transfers of funds at prevailing market rates. In general, we have allocated all direct expenses and a proportionate share of general and administrative expenses to the income derived from loans and leases and transactions by the Company’s international operations.

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

	2001	2000	1999

Average foreign assets to average total assets	2.75%	2.93%	3.98%
Average foreign liabilities to average total liabilities	1.67	1.79	1.75

21. Lease Commitments

     At December 31, 2001, we had the following future minimum lease payments (by year and in the aggregate) under noncancelable operating leases having initial or remaining terms in excess of one year:

		Less	Net
	Operating	Sublease	Operating
(in thousands)	Leases	Income	Leases

2002	$44,827	$10,296	$34,531
2003	39,988	8,411	31,577
2004	21,915	6,700	15,215
2005	17,907	6,270	11,637
2006	11,063	5,487	5,576
2007 and thereafter	64,668	478	64,190

Total	$200,368	$37,642	$162,726

     These leases of premises and equipment extend for varying periods up to 41 years. Some of them may be renewed for periods ranging from one to 41 years. Under the premises’ leases, we are also required to pay real property taxes, insurance and maintenance.

     In most cases, leases for premises provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. The renegotiated annual rent is usually not less than the annual amount paid in the previous period. Where future commitments are subject to appraisals, the minimum annual rental commitments are based on the latest annual rents.

     In 2001, as part of the application of purchase accounting, a liability of $15.3 million was recorded as a fair value adjustment and will be amortized on a straight-line basis over the life of the related lease.

     Rental expense for the years indicated was:

2001: $46.6 million 2000: $45.9 million 1999: $45.1 million

     In December 1993, the Company entered into a noncancelable agreement to lease its administrative headquarters building on land owned in fee simple by the Company. (Construction of the building was completed in September 1996.) Also in December 1993, the Company entered into a ground lease of the land to the lessor of the building.

     Rent obligation for the building commenced on December 1, 1996 and will expire on December 1, 2003 (the “Primary Term”). We are obligated to pay all taxes, insurance, maintenance and other operating costs associated with the building during the Primary Term. As of December 31, 2001, the Company has executed certain noncancelable subleases with third parties. These amounts are included in sublease income in the above table.

     At the end of the Primary Term, the Company may decide whether to: (1) extend the lease term at rents based on the lessor’s cost of funds at the time of renewal; (2) purchase the building for an amount approximately equal to that expended by the lessor to construct the building; or (3) arrange for the sale of the building to a third party on behalf of the lessor. If we choose option (3), we must pay to the lessor any shortfall between the sales proceeds and a specified residual value, such payment not to exceed $162 million. This lease is accounted for as an operating lease.

Notes to Consolidated Financial Statements (continued)

22. Commitments and Contingent Liabilities

     Off-balance-sheet commitments were as follows at December 31 for the years indicated:

	2001	2000

	Notional/	Notional/
	Contract	Contract
(in thousands)	Amount	Amount

Contractual Amounts Which Represent Credit Risk:
Commitments to extend credit	$5,420,200	$5,573,817
Standby letters of credit	315,775	305,970
Commercial letters of credit	9,461	10,543
Contractual Amounts Where Credit Risk is Less Than Contractual Amount:
Commitments to purchase foreign currencies	43,862	23,842
Commitments to sell foreign currencies	40,114	25,285

Facilities Management Agreement

     In August 1999, the Company signed a six-year facilities management agreement in connection with the consolidation of its three data centers. At December 31, 2001, the Company had the following future minimum payments under this noncancelable agreement:

(in thousands)	Minimum Payments

2002	$16,934
2003	16,934
2004	16,934
2005	11,289

Total	$62,091

     Expenses under this facilities management agreement for the years ended December 31, 2001, 2000 and 1999 were approximately $20.4 million, $18.2 million and $7.7 million, respectively.

Litigation

     In the course of normal business, the Company is subject to numerous pending and threatened lawsuits, some for which substantial relief or damages are sought. While the Company is not able to predict whether the outcome of such actions will materially affect our results of operation for a particular period, based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

23. Fair Value of Financial Instruments

     The following table presents a summary of the book and fair value of the Company’s financial instruments, excluding leases, at December 31 for the years indicated:

	2001

(in thousands)	Book Value	Fair Value

Financial Assets:
Cash and due from banks	$737,262	$737,262
Interest-bearing deposits in other banks	109,935	110,022
Federal funds sold and securities purchased under agreements to resell	233,000	233,000
Investment securities (note 5):
Available-for-sale	2,542,173	2,542,173
Loans	12,930,926	12,804,649
Customers’ acceptance liability	1,498	1,498

Financial Liabilities:
Deposits	$15,334,051	$15,344,410
Short-term borrowings	954,320	954,320
Acceptances outstanding	1,498	1,498
Long-term debt	2,197,954	2,199,261
Guaranteed preferred beneficial interests in junior subordinated debentures	265,130	264,140

	2000

(in thousands)	Book Value	Fair Value

Financial Assets:
Cash and due from banks	$873,599	$873,599
Interest-bearing deposits in other banks	5,972	6,329
Federal funds sold and securities purchased under agreements to resell	307,100	307,100
Investment securities (note 5):
Held-to-maturity	92,940	91,625
Available-for-sale	1,960,780	1,960,780
Loans	11,920,001	11,904,583
Customers’ acceptance liability	1,080	1,080

Financial Liabilities:
Deposits	$14,128,139	$14,149,011
Short-term borrowings	669,068	669,068
Acceptances outstanding	1,080	1,080
Long-term debt	632,423	646,864
Guaranteed preferred beneficial interests in junior subordinated debentures	250,000	251,650

     The following table presents a summary of the fair value of the Company’s off-balance-sheet financial instruments, excluding leases, (Note 22) at December 31, 2001 and 2000:

(in thousands)	2001	2000

Commitments to extend credit	$25,015	$26,565
Standby letters of credit	3,091	2,988
Commercial letters of credit	94	105
Commitments to purchase foreign currencies	(420)	978
Commitments to sell foreign currencies	347	(936)

Notes to Consolidated Financial Statements (continued)

24.	BancWest Corporation (Parent Company Only) Financial Statements

     In the financial statements presented below, the investment in subsidiaries is accounted for under the equity method.

Balance Sheets

	December 31,

(in thousands, except number of
shares and per share data)	2001	2000

Assets:
Cash on deposit with First Hawaiian	$184	$246
Loans, net of allowance for credit losses of $120 in 2001 and 2000	2,626	3,875
Available-for-sale investment securities	—	300
Securities purchased from
First Hawaiian	99,061	15,665
Investment in subsidiaries:
Bank of the West	1,824,165	1,384,600
First Hawaiian	1,649,383	729,548
Other subsidiaries	20,646	19,636
Due from:
Bank of the West	312,291	307,783
First Hawaiian	312,932	351,654
Other subsidiaries	38,453	54,569
Goodwill	172,682	—
Other assets	4,491	7,744

Total assets	$4,436,914	$2,875,620

Liabilities and Stockholder’s Equity:
Short-term borrowings (note 10)	$—	$5,477
Current and deferred income taxes	452,850	515,271
Due to subsidiaries	272,862	257,732
Other liabilities	109,282	7,647
Long-term debt (note 11)	1,600,000	100,000

Total liabilities	2,434,994	886,127

Commitments and contingent liabilities (notes 15, 21 and 22)
Stockholder’s equity:
Class A common stock, par value $.01 per share in 2001 and $1 in 2000 (note 2) Authorized— 150,000,000 shares in 2001 and 75,000,000 shares in 2000 Issued— 56,074,874 shares in 2001 and 2000	561	56,075
Common stock, par value $1 per share (notes 2 and 16) Authorized— 200,000,000 shares in 2000 Issued— 71,041,450 shares in 2000	—	71,041
Surplus	1,985,275	1,125,652
Retained earnings (note 14)	8,302	770,350
Accumulated other comprehensive income, net (note 12)	7,782	7,601
Treasury stock, at cost— 2,565,581 shares in 2000	—	(41,226)

Total stockholder’s equity	2,001,920	1,989,493

Total liabilities and stockholder’s equity	$4,436,914	$2,875,620

Statements of Income

	Company	Predecessor
			Year Ended
	Dec. 20, 2001	Jan. 1, 2001	December 31,
	through	through
(in thousands)	Dec. 31, 2001	Dec. 19, 2001	2000	1999

Income:
Dividends from:
Bank of the West	$—	$54,756	$41,140	$31,366
First Hawaiian	—	77,444	147,384	54,267
Other subsidiaries	—	1,991	1,558	1,558
Interest and fees from:
Bank of the West	261	7,826	8,087	7,182
First Hawaiian	217	5,064	6,066	5,543
Other subsidiaries	—	—	37	435
Other interest and dividends	6	673	527	354

Total income	484	147,754	204,799	100,705

Expense:
Interest expense:
Short-term borrowings	—	160	360	254
Long-term debt	4,243	28,385	20,749	21,434
Professional services	—	249	147	491
Other	65	3,353	5,120	2,580

Total expense	4,308	32,147	26,376	24,759

Income (loss) before income tax benefit and equity in undistributed income (loss) of subsidiaries	(3,824)	115,607	178,423	75,946
Income tax benefit	1,516	7,253	4,487	4,282

Income (loss) before equity in undistrib- uted income (loss) of subsidiaries	(2,308)	122,860	182,910	80,228
Equity in undistributed income (loss) of subsidiaries:
Bank of the West	6,168	79,497	68,959	52,537
First Hawaiian	4,377	43,202	(35,035)	40,108
Other subsidiaries	65	943	(440)	(495)

Net income	$8,302	$246,502	$216,394	$172,378

Notes to Consolidated Financial Statements (continued)

Statements of Cash Flows

	Company	Predecessor
			Year Ended
	Dec. 20, 2001	Jan. 1, 2001	December 31,
	through	through
(in thousands)	Dec. 31, 2001	Dec. 19, 2001	2000	1999

Cash flows from operating activities:
Net income	$8,302	$246,502	$216,394	$172,378
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(10,610)	(123,642)	(33,484)	(92,150)
Other	2,221	134	(5,795)	3,071

Net cash provided by (used in) operating activities	(87)	122,994	177,115	83,299

Cash flows from investing activities:
Net change in:
Interest-bearing deposits in other banks	—	—	—	5,000
Securities sold under agreements to repurchase	(83,400)	4	689	6,526
Loans repaid by directors and executive officers	1	1,249	463	1,318
Repayments from (advances to) subsidiaries	—	(25,015)	6,000	(25,000)
Investment in Bank of the West	—	—	(150,000)	—
Proceeds from available-for-sale investment securities	—	300	—	—
Investment in BancWest Capital I	—	—	(4,639)	—

Net cash used in investing activities	(83,399)	(23,462)	(147,487)	(12,156)

	Company	Predecessor
			Year Ended
	Dec. 20, 2001	Jan. 1, 2001	December 31,
	through	through
(in thousands)	Dec. 31, 2001	Dec. 19,2001	2000	1999

Cash flows from financing activities:
Cash received from BNP Paribas for cancellation of stock options	83,347	—	—	—
Net increase (decrease) in short-term borrowings	—	(5,477)	2,877	(11,303)
Proceeds from (payments on) long-term debt and junior subordinated debentures	—	—	154,639	—
Payment on long-term debt	—	—	(100,000)	—
Cash dividends paid	—	(99,772)	(84,731)	(77,446)
Proceeds from (payment on) issuance of common stock	—	(31)	585	4,934
Issuance (purchase) of treasury stock, net	—	3,390	(4,056)	12,809
Income tax benefit from stock-based compensation	—	2,435	1,097	—

Net cash provided by (used in) financing activities	83,347	(99,455)	(29,589)	(71,006)

Net increase (decrease) in cash	(139)	77	39	137
Cash at beginning of period	323	246	207	70

Cash at end of period	$184	$323	$246	$207

Supplemental disclosures:
Interest paid	$237	$29,167	$34,914	$21,422
Income taxes refunded	$184	$6,766	$5,186	$6,535

Glossary of Financial Terms

     Balance sheet: A statement of financial position reflecting our assets, liabilities and stockholder’s equity at a particular point in time in accordance with generally accepted accounting principles.

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

     Earnings per share: Basic earnings per share— earnings for the period divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share— earnings for the period divided by the weighted-average number of shares of common stock outstanding for the period, including the treatment of all dilutive securities, such as options, warrants and convertible debt.

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

     Interest rate swap: A contract used for the purpose of interest rate risk management in which two parties agree to exchange interest payments of a different character over a specified period based on an underlying notional amount of principal. The term “notional principal” is the amount on which the interest payments are calculated, as the swap contracts generally involve no exchange of the principal.

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

     Repurchase agreements, also called “repos”: Agreement between a seller and a buyer in which the seller agrees to repurchase the securities at an agreed-upon price at a stated time. A repo is similar to a secured borrowing and lending of funds equal to the sales price of the related collateral.

     Return on average total assets (ROA): Measures the productivity of assets. Calculated by dividing net income by average total assets.

     Return on average tangible total assets: Calculated by dividing cash earnings by average total assets minus average goodwill and core deposit intangible.

     Return on average stockholder’s equity (ROE): Measures the rate of return on the stockholder’s investment in the Company. Calculated by dividing net income by average total stockholder’s equity.

     Return on average tangible stockholder’s equity: Calculated by dividing cash earnings by average stockholder’s equity minus average goodwill and core deposit intangible.

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

     Tier 1 Capital: Common stockholder’s equity plus perpetual preferred stock and certain minority equity interests in subsidiaries, minus goodwill and certain qualifying intangible assets.

     Total Capital: Tier 1 Capital plus the allowance for credit losses (not to exceed 1.25% of risk-weighted assets) plus qualifying subordinated debt, trust preferred stock, convertible debt securities and certain hybrid investments.

Part II (continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers

Directors

     Set forth below are the ages, principal occupations, and certain other information regarding the current directors of BancWest Corporation (the “Corporation”).

     Jacques Ardant, 49, has been a director of the Corporation since November 1998 and a director of Bank of the West since September 1998. He has been a member of the Executive Committee of International Retail Banking, BNP Paribas since September 1999, and Director for International Banking and Finance, North America Area, of BNP Paribas or Banque Nationale de Paris, the predecessor entity to BNP Paribas (“BNP”), since April 1997. He was Deputy General Manager of BNP Greece from 1994 to April 1997. He was Secretary Generale of BNP Italy from 1989 to 1994. He has been with BNP Paribas or BNP since 1978.

     John W. A. Buyers, 73, has been a director of the Corporation since 1994 and a director of First Hawaiian Bank since 1976. He has been Chairman of the Board and Chief Executive Officer of D Buyers Enterprises, LLC, a tropical juice company, a diversified agriculture company, real estate company, and managing company, since 2001. He has been Chairman of the Board of C. Brewer and Company, Limited, a diversified agribusiness and specialty food company, since 1982. From 1992 to 2002, he was Chairman and Chief Executive Officer and from 1975, President and CEO of C. Brewer and Company, Limited, Hawaii’s oldest company. Since 1986, he has been Chairman of ML Resources, Inc., the managing general partner of ML Macadamia Orchards, L.P., a master limited partnership traded on the New York Stock Exchange. From 1993 to 1999, he served as Chairman and as a director of Hawaii Land and Farming Co., Inc., a publicly traded real estate development company. He is also a director of John B. Sanfilippo & Sons, Inc., a comprehensive nut company located in Elk Grove Village, Illinois.

     Walter A. Dods, Jr., 60, has been a director of the Corporation since 1983, a director of First Hawaiian Bank since 1979, and a director of Bank of the West since November 1998. He has been Chairman of the Board and Chief Executive Officer of the Corporation and First Hawaiian Bank since September 1989 and Vice Chairman of Bank of the West since November 1998. He was President of the Corporation from March 1989 to March 1991. He was President of First Hawaiian Bank from November 1984 to October 1989. He was an Executive Vice President of the Corporation from 1982 to 1989. He has been with First Hawaiian Bank since 1968. He is a trustee of the Estate of S.M. Damon and a director of Alexander & Baldwin, Inc., a diversified ocean transportation, property development and management, and food products company.

     Dr. Julia Ann Frohlich, 61, has been a director of the Corporation since 1992 and a director of First Hawaiian Bank since August 1991. She was a director of First Hawaiian Creditcorp, Inc. from 1990 to June 1998 and was a director of FHL Lease Holding Company, Inc. from 1990 to June 1997. She was President of the Blood Bank of Hawaii from 1985 to 2000, and is now its President Emeritus.

     Robert A. Fuhrman, 77, has been a director of the Corporation since November 1998 and a director of Bank of the West since August 1981. He has been Chairman of the Board of Directors of Bank of the West since April 1991. He is the retired Vice Chairman, President and Chief Operating Officer of Lockheed Corporation.

     Paul Mullin Ganley, 62, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1986. He is a trustee of the Estate of S.M. Damon and a partner in the law firm of Carlsmith Ball, Honolulu, Hawaii.

     David M. Haig, 50, has been a director of the Corporation since 1989 and a director of First Hawaiian Bank since 1983. Mr. Haig is a beneficiary and, since 1982, has been a trustee of the Estate of S.M. Damon. He has served as Chairman of the Estate of S.M. Damon since 1993.

     John A. Hoag, 69, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since October 1989. He was President of the Corporation from 1991 until April 1995 and was an Executive Vice President of the Corporation from 1982 to 1991. From 1989 until June 1994, Mr. Hoag was President of First Hawaiian Bank. From that date until his retirement in June 1995, he was Vice Chairman of First Hawaiian Bank. Mr. Hoag is Chairman of the Board of Hawaii Reserves, Inc., a land management corporation that is a subsidiary of Deseret Management Corporation.

Part III

     Bert T. Kobayashi, Jr., 62, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1974. He is a principal of the law firm of Kobayashi, Sugita & Goda, Honolulu, Hawaii. He served as a director of Schuler Homes, Inc. from 1992 until that company’s merger with Western Pacific Housing in April 2001.

     Michel Larrouilh, 66, has been a director of the Corporation since November 1998 and a director of Bank of the West since February 1984. He was Chief Executive Officer of Bank of the West from February 1984 to December 1995. He was Chairman and Chief Executive Officer of Bank of the West’s holding company from January 1996 to December 1997. He was Chairman and Advisor to the Chief Executive Officer of Bank of the West’s holding company from January 1998 to October 1998.

     Pierre Mariani, 45, has been a director of the Corporation and of Bank of the West since December 1999. Mr. Mariani is Executive Vice President, International Retail Banking, of BNP Paribas. He served as Senior Advisor and Chief of Staff of the Minister of Budget and Government Spokesman from 1993 to 1995; Chief Executive Officer and director of Societe D’investissements Immobiliers Et De Gestion (SEFIMEG), a major French property company, from 1995 to 1996; and Chief Executive Officer and director of BANEXI, the investment bank of Banque Nationale de Paris (“BNP”), from 1996 to 1999.

     Fujio Matsuda, 77, has been a director of the Corporation since 1987 and a director of First Hawaiian Bank since 1985. He is a director (and from 1996-2001 was Chairman) of the Pacific International Center for High Technology Research. He was President of the Japan-America Institute of Management Science from September 1994 to June 1996. He was Executive Director of the Research Corporation of the University of Hawaii from 1984 until 1994, and he was the President of the University of Hawaii from 1974 to 1984.

     Don J. McGrath, 53, has been a director of the Corporation since November 1998, a director of Bank of the West since July 1989, and a director of First Hawaiian Bank since November 1998. He has been President and Chief Operating Officer of the Corporation since November 1998, President and Chief Executive Officer of Bank of the West since January 1996 and Vice Chairman of First Hawaiian Bank since November 1998. He was President and Chief Operating Officer of Bank of the West from 1991 to 1996. He has been with Bank of the West since 1975. Mr. McGrath became a public member of the Pacific Stock Exchange Board of Governors in January 2001.

     Rodney R. Peck, 56, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1990. He is a Senior Partner with the law firm of Pillsbury Winthrop LLP, San Francisco, California.

     Edouard A. Sautter, 65, has been a director of BancWest and Bank of the West since 2001. He was the head of Group Risk Management and a member of the Management Committee of BNP, or BNP Paribas, as the case may be, from October 1994 until his retirement in July 2000. From 1989 until 1994 he served as an Executive Vice President in charge of the Industry Research Department of BNP. He joined BNP in 1967. Mr. Sautter is a citizen of the Republic of France.

     Joel Sibrac, 54, has been a director of the Corporation since November 1998 and a director of Bank of the West since January 1995. He has been Vice Chairman of the Corporation since November 1998. He has been Senior Executive Vice President, Commercial Banking Group, of Bank of the West since 1996. He was General Manager, North American Desk, of BNP from 1994 to 1996 and General Manager of BNP Italy from 1990 to 1994. He joined BNP in 1974.

     John K. Tsui, 64, has been a director of the Corporation since July 1995 and a director of First Hawaiian Bank since July 1994. He has been Vice Chairman and Chief Credit Officer of the Corporation since November 1998. He was President of the Corporation from April 1995 through October 1998. He became President and Chief Operating Officer of First Hawaiian Bank in July 1994 and Vice Chairman of Bank of the West in November 1998. He was Executive Vice President of Bancorp Hawaii, Inc. (now known as Pacific Century Financial Corporation) from 1986 to June 1994 and Vice Chairman of Bank of Hawaii from 1984 to June 1994.

     Jacques Henri Wahl, 70, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1982. He served as Senior Adviser to the Chief Executive Officer of BNP Paribas, and of BNP, from January 1997 until his retirement in February 2001. He was a member of the Managing Committee of the BNP Group, and a director of BNP, from January 1997 until May 2000. He served as Vice Chairman of BNP and Chairman of Banque Nationale de Paris Intercontinentale from 1993 to 1996. He was President and Chief Operating Officer of BNP from 1982 to 1993.

Part III (continued)

     Fred C. Weyand, 85, has been a director of the Corporation since 1986 and a director of First Hawaiian Bank since 1981. He was Vice President of the Corporation from 1976 to 1982, Senior Vice President of First Hawaiian Bank from 1980 to 1982 and Corporate Secretary from 1978 to 1981. He served as a commissioned officer in the United States Army from 1940 to 1976 and held the office of Chief of Staff as a member of the Joint Chiefs of Staff from 1974 to 1976. He is a trustee of the Estate of S.M. Damon.

     Robert C. Wo, 77, was a director of the Corporation from 1974 to 1989 and again since 1992 and has been a director of First Hawaiian Bank since 1963. He has been President and Secretary of BJ Management Corporation, a management consulting company, since 1979. He has been Chairman of C.S. Wo & Sons, Ltd., a manufacturer and retailer of home furnishings, since 1973.

Compensation of Directors

     The Corporation pays retainers of $3,750 per quarter to directors who are not employees of the Corporation or its subsidiaries. It pays non-employee directors $800 for each board meeting attended and $700 for each committee meeting attended, and reimburses transportation and lodging expenses. The Corporation does not pay board or committee fees or retainers to directors who are employees of the Corporation or its subsidiaries.

     The Corporation has a Directors’ Retirement Plan for directors of the Corporation and First Hawaiian Bank who are not employed by the Corporation or its affiliates and who are not covered by any of the Corporation’s employee retirement programs. Following retirement from one of those boards after reaching age 55 and serving at least 10 years as a director, a retired director or his or her beneficiary is entitled to receive monthly payments for a ten-year period at an annual rate equal to one-half of the annual retainer fee in effect at the time of the director’s retirement.

Executive Officers

     Set forth below are the Corporation’s executive officers, their ages and positions with the Corporation.

Name, Age	Positions and Offices With the Corporation

Walter A. Dods, Jr., 60	Please see “Directors.”
Don J. McGrath, 53	Please see “Directors.”
John K. Tsui, 64	Please see “Directors.”
Joel Sibrac, 54	Please see “Directors.”

Howard H. Karr, 59	Executive Vice President and Chief Financial Officer of the Corporation since November 1998; Executive Vice President and Treasurer of the Corporation from 1989 to October 1998; Vice Chairman of First Hawaiian Bank since 1997; Vice Chairman, Chief Financial Officer and Treasurer of First Hawaiian Bank from September 1993 to 1997. Mr. Karr has been with First Hawaiian Bank since 1973.
Douglas C. Grigsby, 49	Executive Vice President and Treasurer of the Corporation since November 1998 and Chief Financial Officer of Bank of the West since 1989. Mr. Grigsby joined Bank of the West in 1977.
Bernard Brasseur, 63	Executive Vice President and Risk Manager of the Corporation since November 1998; Risk Manager of Bank of the West since 1983; Vice Chairman of First Hawaiian Bank since November 1998. Mr. Brasseur joined BNP in 1966, and Bank of the West in 1983.
Donald G. Horner, 51	Executive Vice President of the Corporation since 1989; Vice Chairman of First Hawaiian Bank since July 1994; Executive Vice President of First Hawaiian Bank from 1993 to 1994. Mr. Horner has been with First Hawaiian Bank since 1978.

Part III (continued)

Item 11. Executive Compensation

Summary Compensation Table

						Long-Term Compensation

	Annual Compensation(1)					Awards	Payouts

Name				Other
and				Annual	Restricted	Securities		All Other
Principal				Compen-	Stock	Underlying	LTIP	Compen-
Position	Year	Salary	Bonus(2)	sation(3)	Awards	Options	Payouts(4)	sation(5)

Walter A. Dods, Jr.	2001	$1,022,225	$772,802	$135,825	—	158,600	$931,361	$227,469
Chairman, Chief	2000	$973,548	$637,868	—	—	203,914	—	$154,407
Executive Officer	1999	$927,188	$607,493	—	—	133,100	$280,933	$161,856
and Director

Don J. McGrath	2001	$791,690	$560,017	$889	—	98,488	$576,174	$77,272
President, Chief	2000	$733,346	$450,014	$2,077	—	128,929	—	$78,842
Operating Officer	1999	$650,016	$390,010	—	—	89,098	—	$76,044
and Director

John K. Tsui	2001	$670,474	$304,127	$5,640	—	65,016	$366,994	$179,956
Vice Chairman,	2000	$638,555	$289,645	$4,934	—	101,331	—	$186,474
Chief Credit	1999	$609,721	$280,875	$5,637	—	73,900	$131,026	$197,442
Officer and Director

Howard H. Karr	2001	$408,934	$185,492	—	—	31,723	$166,276	$75,939
Executive Vice	2000	$389,476	$176,659	—	—	49,451	—	$79,144
President and	1999	$370,643	$163,940	—	—	35,288	$55,860	$87,222
Chief Financial Officer

Donald G. Horner	2001	$373,183	$188,084	$16,006	—	28,950	$151,568	$74,789
Executive Vice	2000	$355,356	$179,128	$9,933	—	45,072	—	$88,386
President	1999	$337,523	$149,864	$10,650	—	31,986	$50,633	$92,381

Notes to Summary Compensation Table:

Note (1)	Includes amounts earned but deferred under the Corporation’s Deferred Compensation Plan (the “DCP”).
Note (2)	Bonuses are reported for the year in which earned, even if paid in the following year, under the Corporation’s Incentive Plan for Key Executives (“IPKE”).
Note (3)	The amounts shown for Mr. McGrath, Mr. Tsui and Mr. Horner are above-market interest accruals under the Deferred Compensation Plan. The amount shown for Mr. Dods is the aggregate incremental cost of perquisites and personal benefits (primarily $72,000 for a San Francisco residence and $38,014 for related income taxes). The annual cost of perquisites and personal benefits for each other named executive officer was less than $50,000.
Note (4)	LTIP payouts are reported in the year payment is made, not the years for which payments are earned. For example, LTIP payouts shown for 2001 are amounts paid in February 2001 for the 1999-2000 LTIP performance cycle.
Note (5)	Includes (i) premiums for life insurance, including “gross-up” for income taxes; (ii) amounts related to split-dollar insurance agreements as discussed below; (iii) 401(k) matching contributions, if any, made on the executive’s behalf; and (iv) one-time payouts to terminate excess vacation days. Details of All Other Compensation received by the named executive officers for 2001 are as follows:

Part III (continued)

		Split-Dollar Insurance
				Profit
	Life	Term	Interest	Sharing Plan	Vacation
Name	Insurance	Element	Element	Contributions	Payout	Total

Dods	$32,395	$6,541	$112,633	—	$75,900	$227,469
McGrath	—	$6,678	$65,343	$5,250	—	$77,271
Tsui	—	$8,033	$171,923	—	—	$179,956
Karr	—	$3,331	$59,583	—	$13,026	$75,940
Horner	—	$1,726	$73,064	—	—	$74,790

The Corporation has split-dollar insurance agreements with the named executive officers, as well as certain other senior officers. Under each agreement, the Corporation pays all premiums for a policy on the life of the executive. The executive is entitled to a portion of the death benefit equal to three times salary, and the Corporation is entitled to the remainder. If the executive remains employed by the Corporation, the policy splits (typically at age 65) and the executive retains a policy with a death benefit equal to three times final salary, and a portion of the accumulated cash values. The policies are designed so that the Corporation will recover all premiums previously paid plus an interest factor from its share of death benefits or cash values. The amounts under “Split-Dollar Insurance — Term Element” represent the portion of split dollar insurance premiums paid in 2001 corresponding to the insurer’s lowest term insurance rate for the relevant death benefit, plus related gross-ups for income taxes. The amounts under “Split- Dollar Insurance — Interest Element” represent the present values of hypothetical interest-free loans of the non-term elements of 2001 split-dollar insurance premiums. This methodology has also been used in calculating the split-dollar elements of 1999 and 2001 amounts shown under “All Other Compensation.” The Corporation also has a $1,000,000 whole life insurance policy on the life of Mr. Dods. The premium and related gross-up for income taxes on this policy are included under “Life Insurance.” The death benefit under this policy is deducted from the death benefit under Mr. Dods’ split-dollar policy.

Option Grants in Last Fiscal Year

     The following table sets forth 2001 option grants to each of the named executive officers under the Corporation’s 1998 Stock Incentive Plan and the potential realizable values of such options calculated as of the time of the grants. However, as described in the note to the table in the next section, all outstanding options were cashed out in connection with the BNP Paribas Merger.

						Potential Realizable Value at
						Assumed Annual Rates of
						Stock Price Appreciation
	Individual Grants(1)					for Option Term(2)

	Number of	Percent of
	Securities	Total Options	Exercise
	Underlying	Granted to	or
	Options	Employees in	Base Price	Expiration	Dollar Value of
Name	Granted	Fiscal Year	Per Share	Date	Options Granted	5%	10%

Dods	158,600	17.2%	$24.75	4/19/11	$3,925,350	$2,468,632	$6,255,997
McGrath	98,488	10.7%	$24.75	4/19/11	$2,437,578	$1,532,980	$3,884,872
Tsui	65,016	7.1%	$24.75	4/19/11	$1,609,146	$1,011,983	$2,564,564
Karr	31,723	3.4%	$24.75	4/19/11	$785,144	$493,773	$1,251,318
Horner	28,950	3.1%	$24.75	4/19/11	$716,513	$450,611	$1,141,936

Notes to Option Grants in Last Fiscal Year:

Note (1)	Options were granted at 100% of the market value of the stock on the date of the grant. Options were to vest 25% on the day following the first anniversary of the grant and 25% per year thereafter. The exercise price was payable in cash and/or previously acquired shares, and tax withholding could be accomplished (with Executive Compensation Committee approval) by share withholding or surrender.
Note (2)	These amounts represent assumed annual compounded rates of appreciation of the underlying stock of 5% and 10% from the date of grant to the expiration date of the option.

Part III (continued)

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities	Value of In-the-Money
	Shares Acquired		Underlying Options	Money Options at
	on Exercise	Value Realized	at December 31, 2001	December 31, 2001
Name	(#)	($)	(#)(1)	($)(1)

Dods	0	$0	953,914	$16,182,439
McGrath	0	$0	371,957	$5,734,275
Tsui	0	$0	480,587	$8,193,654
Karr	0	$0	246,222	$4,246,366
Horner	0	$0	198,428	$3,303,597

Note (1)	At the effective time of the BNP Paribas Merger each vested and unvested option outstanding under BancWest’s option plans was cancelled, and in settlement thereof BancWest became obligated to pay its holder $35 per share less the applicable option exercise price. Those payments were made in January 2002. The last two columns of this table show the number and value of options for which named executive officers were entitled to receive as of December 31, 2001.

Long-Term Incentive Plans— Awards in Last Fiscal Year

     In March 2001, the Committee established target awards for the 2001-2003 LTIP performance cycle that ranged from 10% to 50% of participants’ average annual base salaries, and adopted an award matrix based on two measures of corporate performance — relative average total stockholder return versus the Standard & Poor’s Midcap Regional Bank Index (“TSR”), and annual compounded growth rate in diluted earnings per share (“ACGR”). Target awards were to be multiplied by a corporate performance factor of 0% to 200% established after the performance period was complete by applying the Corporation’s TSR and ACGR to an array of percentages shown on the award matrix. One axis of that matrix set forth TSR values ranging from the 40th percentile to the 80th percentile, and the other axis set forth ACGR values of 8% to 12%. The matrix provided a corporate performance factor of 0% if TSR was less than the 40th percentile or ACGR was less than 8%; a 100% corporate performance factor if (among other combinations) the TSR was at the 60th percentile and ACGR was 10%; and the maximum corporate performance factor of 200% if the TSR reached at least the 80th percentile and ACGR was at least 12%.

     In accordance with Securities and Exchange Commission (“SEC”) rules, the following table shows threshold, target and maximum awards level of the named executive officers for the 2001-2003 LTIP performance cycle. However, due to change-in-control provisions of the LTIP, all LTIP participants employed by the Corporation at the time of the BNP Paribas Merger became entitled to receive their maximum LTIP awards for 2001-2003 and all other open performance cycles. Those awards were paid in January 2002.

	Number of	Performance or	Estimated Future Payouts
	Shares,	Other Period until	under Non-Stock Price-Based Plans(2)
	Units or	Maturation
Name	Other Rights	or Payout(1)	Threshold	Target	Maximum

Dods	None	12/31/2003	None	$515,201	$1,030,403
McGrath	None	12/31/2003	None	$340,010	$680,021
Tsui	None	12/31/2003	None	$238,043	$473,086
Karr	None	12/31/2003	None	$103,051	$206,103
Horner	None	12/31/2003	None	$94,042	$188,084

Note (1)	Performance period began on January 1, 2001.
Note (2)	Target and Maximum payouts correspond to corporate performance factors of 100% and 200%

Defined Benefit Pension and Supplemental Executive Retirement Plans

     The Corporation has an Employees’ Retirement Plan (the “ERP”) for employees of the Corporation and participating subsidiaries. Under the ERP, covered compensation includes salary, including overtime, but excludes bonuses. Pension compensation is also limited to the maximum allowable under the Internal Revenue Code. Retirement benefits become payable effective upon an employee’s retirement at the normal retirement age of 65 years. Normal retirement benefits payable under the ERP are based on average compensation and years of credited service. Under specified circumstances, an employee who has attained a certain age and length of service may retire early with reduced

Part III (continued)

benefits. The ERP was “frozen” as of December 31, 1995 and none of the executive officers named in the Summary Compensation Table accrued such benefits under the ERP for service after December 31, 1995.

     Effective as of January 1, 1999, assets attributable to certain Bank of the West employees in the BNP U.S. Retirement Plan (the “BNP Plan”) were merged into the ERP and the ERP was amended to provide eligible Bank of the West employees with accrual of benefits comparable to those provided under the BNP Plan. Benefits accrue based upon an employee’s years of service and compensation over his/her years of employment. Mr. McGrath is the only executive officer named in the Summary Compensation Table eligible to accrue such benefits.

     The Corporation also maintains a grandfathered pension portion of the SERP under which eligible executive officers (including Mr. Dods, Mr. Tsui, Mr. Karr and Mr. Horner) continue to earn benefits based on the ERP formula. In determining grandfathered pension benefits under the SERP, the participant’s covered compensation includes base pay, commissions, overtime, short-term incentive pay, and the annual cash bonus earned under IPKE; a participant’s covered compensation does not include any LTIP bonus. The grandfathered pension benefit payable under the SERP is reduced by the participant’s “frozen” accrued benefit under the ERP.

     In connection with the November 1998 merger of BancWest Corporation and First Hawaiian, Inc., the SERP was amended to provide that certain Bank of the West employees, including Mr. McGrath, would be entitled to a minimum benefit equal to the minimum benefit under the terminated Bank of the West Excess Benefit Plan. To be eligible for such minimum benefit, Mr. McGrath must have completed at least 20 years of service and attained at least age 55 at retirement. The minimum benefit will be 50% of his base salary at the annual rate in effect on the date he retires from service (“final pay”) if he is at least age 60 at retirement and 30% of his final pay if he is at least age 55 but less than 60 at retirement. Mr. McGrath is currently age 53 with 26 years of service and at December 31, 2001 his base salary was $800,024.

     The following table illustrates the estimated annual pension benefits payable under the grandfathered pension portion of the SERP to eligible executive officers at age 65. Whether these amounts become payable depends on the contingencies and conditions set forth in the ERP and the SERP.

Final Average
Compensation(1)	Years of Service(2)

	15	20	25	30	35	40

$200,000	50,082	66,777	83,471	100,165	116,859	133,553
300,000	76,332	101,777	127,221	152,665	178,109	203,553
400,000	102,582	136,777	170,971	205,165	239,359	273,553
500,000	128,832	171,777	214,721	257,665	300,609	343,553
600,000	155,082	206,777	258,471	310,165	361,859	413,553
700,000	181,332	241,777	302,221	362,665	423,109	483,553
800,000	207,582	276,777	345,971	415,165	484,359	553,553
900,000	233,832	311,777	389,721	467,665	545,609	623,553
1,000,000	260,082	346,777	433,471	520,165	606,859	693,553
1,100,000	286,332	381,777	477,221	572,665	668,109	763,553
1,200,000	312,582	416,777	520,971	625,165	729,359	833,553
1,300,000	338,832	451,777	564,721	677,665	790,609	903,553
1,400,000	365,082	486,777	608,471	730,165	851,859	973,553
1,500,000	391,332	521,777	652,221	782,665	913,109	1,043,553
1,600,000	417,582	556,777	695,971	835,165	974,359	1,113,553
1,700,000	443,832	591,777	739,721	887,665	1,035,609	1,183,553

Notes to Defined Benefit Pension Plans Table:

Note (1)	Final average compensation represents the average annual compensation during the highest 60 consecutive calendar months in the last 120 calendar months of creditable service. Compensation for the purpose of this table includes base salary plus the value of awards under the IPKE as shown on the Summary Compensation Table (but not bonuses under the LTIP). The amount of the IPKE bonus included in compensation for any year for purposes of the SERP is the amount earned for the performance year, though not paid until the following year. The estimated annual benefits are computed on the basis of a straight-life annuity form of payment with no social security offset.

Part III (continued)

Note (2)	As of December 31, 2001, the number of years of creditable service for the named executive officers who participate in the grandfathered pension portion of the SERP were: Mr. Dods, 33 years; Mr. Tsui, 18 years (eight years actual service plus ten years added by the Executive Compensation Committee when Mr. Tsui was hired); Mr. Karr, 29 years; and Mr. Horner, 23 years.

     SERP participants receive the greater of (i) in the case of grandfathered participants, benefits calculated under the grandfathered SERP provisions, and (ii) benefits derived from a target percentage of their qualifying compensation, less offsets for grandfathered SERP benefits and for benefits under various other programs.

     The named executive officers’ maximum target percentage is 60% of qualifying compensation. Ordinarily, qualifying compensation for this purpose is the average annual rate of compensation (salary plus annual bonuses under the Incentive Plan for Key Executives) for the 60 consecutive calendar months out of the last 120 calendar months of employment that results in the highest such average. To qualify for a 60% target, the executive officers must retire on or after their 62nd birthdays with 20 years of credited service. Their target percentages are reduced by 3% for each year by which benefit commencement precedes the participant’s 62nd birthday.

     The SERP’s change-in-control provisions apply to participants who are “involuntarily terminated” within 36 months of a change in control, such as the BNP Paribas Merger. (The SERP defines “involuntary termination” to include a discharge or resignation in response to a (1) change in day-to-day duties; (2) reduction in compensation or benefits; (3) downward change of title; or (4) relocation requested by the employer.) Affected SERP participants would be granted three extra years of credited service in computing their target benefits. Their target benefit computations would also be based on the greater of covered compensation over the 12 months before termination, or the final average compensation otherwise provided in the SERP. In addition, their SERP benefits would begin at the later of the date of termination or age 55, though the participant could elect to delay receipt of change-in-control benefits to a date not beyond age 65.

Change-in-Control Arrangements

     If there is a change in control of the Corporation, benefits will be accelerated or paid under various compensation plans. All LTIP awards that have been outstanding six or more months will automatically be deemed fully earned at the maximum target value; SERP participants will be entitled to additional benefits if “involuntarily terminated” within 36 months following the change in control (as described in the preceding paragraph); and participants in the Deferred Compensation Plan will be entitled to an immediate lump sum distribution of certain amounts unless (as occurred in the BNP Paribas Merger) that plan is assumed by the surviving entity. In addition, the Corporation maintains a rabbi trust with a third-party trustee for the SERP and the Deferred Compensation Plan and if an actual or potential change in control occurs, the Corporation is required to contribute sufficient funds to the trust to fund all benefits payable to participants. The BNP Paribas Merger was a change in control for purposes of the LTIP, the SERP, and the rabbi trust agreement, as well as the 1991 and 1998 option plans. (Those option plans have been terminated.)

Employment Agreements

     Mr. Dods has entered into an employment agreement with the Corporation, which became effective at the time of the BNP Paribas Merger and has a term of three years, unless earlier terminated. Under the terms of that agreement, Mr. Dods is entitled to:

•	a base salary of $1,030,403, which may be increased annually at the Corporation’s discretion after review by the Board of Directors,

•	an annual target bonus of up to 100% of base salary payable if performance targets are met, but guaranteed to be at least 65% of base salary,

•	participate in, and receive stock and other equity or equity-based awards under, the stock option programs and stock purchase programs of BNP Paribas at levels and on terms consistent with those provided to similarly situated executives of BNP Paribas and/or its subsidiaries, and

•	other perquisites, including specified transportation benefits.

     Mr. Dods has the opportunity to earn awards under a new long-term incentive plan that are no less favorable than those available prior to the BNP Paribas Merger, with a guaranteed target award of at least 50% of base salary and a maximum award opportunity of 200% of the target award.

     Mr. Dods is entitled to receive a lump sum cash severance payment in the following circumstances:

•	BancWest terminates Mr. Dods’ employment other than for cause (as defined in the employment agreement), or due to death or disability,

Part III (continued)

•	Mr. Dods quits for good reason (as defined in the employment agreement), or

•	Mr. Dods terminates his employment with or without good reason at any time during the thirteenth month following a change in control of BNP Paribas or BancWest. (The BNP Paribas Merger is not a change in control for this purpose.)

The severance payment would be equal to the sum of:

(1)	three times the sum of:

•	his then current base salary,

•	his average annual bonus based on the preceding three fiscal years, and

•	a long-term incentive plan amount equal to his average award from the three preceding fiscal years, but not less than his award paid for the award cycle that ended in 2000; and

(2)	a pro rata portion for the year of termination of the annual target bonus and the target awards in respect of all outstanding performance periods under the long-term incentive plan.

     Mr. Dods would also be entitled by his employment agreement to three additional years of age and service credit under our pension plans. Mr. Dods is also entitled to be grossed up, on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any “excess parachute payment” that he receives in connection with benefits and payments provided to him in connection with any change in control, as defined in the Internal Revenue Code, of BancWest.

     Mr. McGrath has had an employment agreement with the Corporation since 1998. His agreement has a perpetual term and entitles Mr. McGrath to at least his current base salary, which may be increased annually at BancWest’s discretion after review by the Board of Directors, but may not be decreased.

     Mr. McGrath is entitled to receive a lump sum cash severance payment in the following circumstances, whether they occur following a change in control or otherwise:

•	BancWest terminates Mr. McGrath’s employment other than for cause (as defined in the employment agreement) or due to disability, or

•	Mr. McGrath quits for good reason (as defined in the employment agreement).

     This severance payment would be equal to three times the sum of:

(1)	his then current base salary, and

(2)	his average annual bonus, if any, based on the preceding three fiscal years.

     Mr. McGrath is also entitled to be grossed up, on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any “excess parachute payment” that he receives in connection with benefits and payments provided to him in connection with any change in control, as defined in the Internal Revenue Code, of BancWest.

Termination Protection Agreements

     Mr. Tsui, Mr. Karr and Mr. Horner have entered into termination protection agreements with the Corporation. Each agreement became effective at the time of the BNP Paribas Merger and has a term of three years. In no event, however, will it terminate within two years after any change in control of BNP Paribas or BancWest. Under the terms of each agreement, BancWest will provide the executive officer with the severance benefits discussed below if any of the following events occurs:

•	BancWest terminates the executive officer’s employment without cause (as defined in the agreements),

•	the executive officer quits for good reason (as defined in the agreements), or

•	the executive officer terminates his employment with or without good reason at any time during the thirteenth month following a change in control of BNP Paribas or BancWest. (The BNP Paribas Merger is not a change in control for this purpose.)

The executive’s severance benefits would be a lump sum cash payment equal to:

(1)	two times the sum of:

•	his then current base salary,

•	his average annual bonus based on the preceding three fiscal years, and

•	his long-term incentive plan award amount equal to his average award from the three preceding fiscal years but not less than his award paid for the award cycle that ended in 2000; and

(2)	a pro rata portion for the year of termination of the executive’s annual target bonus and his target awards in respect of all outstanding performance periods under the long-term incentive plan.

     Under these circumstances, these officers would also be entitled by their termination protection agreements to two years of additional age and service credit under our pension plans (in addition to three years of credited service under the SERP that would affect only Mr. Tsui’s SERP benefits).

Part III (continued)

     Each of Messrs. Tsui, Karr and Horner is also entitled to be grossed up, on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any “excess parachute payment” that such executive receives in connection with benefits and payments provided to him in connection with any change in control, as defined in the Internal Revenue Code, of BancWest.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     All of registrant’s voting securities are beneficially owned by BNP Paribas, whose address is 16, boulevard des Italiens, 75009 Paris, France.

Item 13. Certain Relationships and Related Transactions; Compensation Committee Interlocks and Insider Participation

     In the ordinary course of business, the Corporation’s bank subsidiaries have made loans to the Corporation’s directors and executive officers, to members of their families, and to entities related to such persons. Those loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.

     The following table provides information on loans from the Corporation to its directors and executive officers that had balances exceeding $60,000 at any time during 2001. Each such loan is secured by a real property mortgage. During 2001, the members of the Executive Compensation Committee included Fujio Matsuda (Chairman), Dr. Julia Ann Frohlich, Robert A. Fuhrman, David M. Haig (a trustee of the Estate of S.M. Damon) and Pierre Mariani (an executive of BNP Paribas).

		Aggregate Indebtedness
	Largest Aggregate	Outstanding	Interest
Name and Title	Indebtedness in 2001	December 31, 2001	Rate

Howard H. Karr(1)	$187,192	$184,391	8.125%-7.25	%(2)
Executive Vice President
and Chief Financial Officer
Bert T. Kobayashi, Jr.	$421,905	$0	8.00%-8.625	%(2)
Director	$250,874	$0	5.00%
Fujio Matsuda	$170,951	$165,911	5.00%
Director	$52,774	$51,657	8.75%-7.25	%(2)
	$49,968	$0	8.75%
John K. Tsui	$423,276	$0	8.25%
Vice Chairman, Chief Credit Officer
and Director

Note (1)	Cosigner of mortgage loan to an adult son.
Note (2)	Rate adjusted annually to equal one-year U.S. Treasury index plus 2.5%

     First Hawaiian Bank leases a parcel of land, on which a branch of the bank is located, from the Estate of S.M. Damon pursuant to a lease commencing July 1, 1967. This lease is for a term of 50 years, and requires the payment of a fixed annual rent of $156,800 annually from July 1, 1997 to June 30, 2002 and $179,200 annually from July 1, 2002 to June 30, 2007. Rents are to be fixed for the next ten-year period by agreement or, failing agreement, by appraisal. Messrs. Haig, Weyand, Ganley and Dods are directors of the Corporation and trustees of the Estate. Management of the Corporation believes that this transaction is as favorable to the Corporation and First Hawaiian Bank as that which would have been obtainable in transactions with persons or companies not affiliated with the Corporation or First Hawaiian Bank.

     First Hawaiian Bank leases 6,074 square feet of office space to the Estate of S.M. Damon in the downtown Honolulu headquarters building of the bank. The Estate pays rent for the space at the same rate as would be paid by unrelated parties for the same space. The rent is a minimum of $3.12 per square foot per month ($227,410 per annum), plus common area maintenance expenses, until December 7, 2002. Rents thereafter are to be fixed by agreement or, failing agreement, by appraisal. The lease will expire in December 2007.

     Bank of the West leases approximately 48,382 square feet of office space in San Francisco, California under a commercial office lease (the “Master Lease”) commencing November 1, 1993 and expiring October 31, 2003. Bank of the West has subleased approximately 22,485 square feet of this space to BNP Paribas, or approximately 46.5% of the leased premises (the “Subtenant’s Percentage Share”). The sublease term is the same as the Master Lease, and

Part III (continued)

BNP Paribas pays pro-rata rent and certain expenses directly to the landlord under the Master Lease. BNP Paribas’ share of rent and expenses is based primarily on the Subtenant’s Percentage Share. The subleased premises were leased “as is,” and BNP Paribas must look solely to the landlord under the Master Lease for all services and benefits provided by the Master Lease landlord applicable to the subleased space. Bank of the West indemnifies BNP Paribas against losses incurred by BNP Paribas as a result of any breach by Bank of the West of its obligations as tenant under the Master Lease, except those assumed by BNP Paribas.

     In connection with the BNP Paribas Merger, the Corporation became the borrower under a $1,550,000,000, 6.54% term loan from a BNP Paribas subsidiary due December 31, 2010. At December 31, 2001, the outstanding principal balance of that loan was $1,550,000,000. See note 11 to the audited financial statements on page 58.

     Bank of the West and First Hawaiian Bank participate in various transactions with BNP Paribas and its affiliates. These transactions are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities and are required to be on terms at least as favorable to each bank as those prevailing at the time for similar non-affiliate transactions.

     During 1999, Bank of the West issued to BNP Paribas a $50,000,000, 7.35% Subordinated Capital Note due June 24, 2009. The maximum principal amount of that note outstanding in 2001, and the outstanding principal balance at December 31, 2001, was $50,000,000.

     Bank of the West holds deposits and purchases federal funds from BNP Paribas. The deposits generally are for terms up to six months. Federal funds purchases are generally for one to four days. The maximum daily amount owed by Bank of the West to BNP Paribas in 2001 in connection with such deposits and federal funds purchases was $542 million, and the balance outstanding on December 31, 2001 was $263 million.

     Mr. Kobayashi is a director of the Corporation and First Hawaiian Bank, and his law corporation is a partner in the law firm of Kobayashi, Sugita & Goda. In 2001, the Corporation and its subsidiaries paid legal fees to Kobayashi, Sugita & Goda in the amount of $1,591,230. Of this amount, $420,189 is reimbursable by bank customers. Kobayashi, Sugita & Goda leases from First Hawaiian Bank 26,788 square feet of office space in the headquarters building. Rent paid in 2001 was $1,030,944 plus operating expenses and will increase periodically through the lease’s final year, 2006.

     Mr. Peck is a director of the Corporation and Bank of the West and a Senior Partner of Pillsbury Winthrop LLP, which provides legal services to the Corporation and its subsidiaries.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following financial statements are included in Part II of the 10-K.

			Page Number

(a	)	1.	Financial Statements
			Reports of Independent Accountants	40
			BancWest Corporation and Subsidiaries: Consolidated Balance Sheets at December 31, 2001 and 2000	41
			Consolidated Statements of Income for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the years ended December 31, 2000 and 1999	42
			Consolidated Statements of Changes in Stockholder’s Equity for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the years ended December 31, 2000 and 1999	43
			Consolidated Statements of Cash Flows for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the years ended December 31, 2001 and 2000	44
			BancWest Corporation (Parent Company): Balance Sheets at December 31, 2000 and 1999	68
			Statements of Income for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the years ended December 31, 2000 and 1999	68
			Statements of Changes in Stockholder’s Equity for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the years ended December 31, 2000 and 1999	43
			Statements of Cash Flows for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the years ended December 31, 2000 and 1999	69
			Notes to Consolidated Financial Statements	45-69
			Summary of Quarterly Financial Data (Unaudited)	39

		2.	Financial Statement Schedules
			Schedules to the consolidated financial statements required by this Item 14(a)2 are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

\

Part IV (continued)

3.	Exhibits

2.1	Agreement and Plan of Merger, among BancWest Corporation, BNP Paribas and Chauchat L.L.C. is incorporated by reference to Annex A to the Corporation’s Proxy Statement filed on Schedule 14A with the SEC on August 20, 2001.

3.1	Certificate of Incorporation of BancWest Corporation as in effect from December 20, 2001, filed herewith.

3.2	Amended and Restated Bylaws of BancWest Corporation as in effect from December 20, 2001, filed herewith.

4.1	Instruments with respect to long-term debt not filed herewith will be furnished to the Commission upon its request.

4.2	Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4.3	Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation’s Registration Statement on Form S-4 filed with the SEC on October 17, 1997.

4.4	Form of Indenture relating to Junior Subordinated Debentures entered into between BancWest Corporation and Bank One Trust Company, N.A., as Indenture Trustee, is incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 of BancWest Corporation, BancWest Capital I and BancWest Capital II, filed October 25, 2000 (File No. 333-48552).

10.1	Lease Agreement, dated as of December 1, 1993, between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.2	Ground Lease, dated as of December 1, 1993, among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.4	Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.5	Amendment No. 3 to the BancWest Corporation Long-Term Incentive Plan, approved March 16, 2000, is incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2000.*

10.6	First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.7	Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation’s Form 10-K for the fiscal year ended December 31, 1998.*

10.8	First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, and Amendment No. 1, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.9	First Hawaiian, Inc. Incentive Plan for Key Executives, and amendments effective January 1, 1998, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.10	Amendment to First Hawaiian, Inc. Incentive Plan for Key Executives adopted October 15, 1998 is incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.11	IPKE Award Policy for Certain Executives adopted February 28, 2000 is incorporated by reference to Exhibit 10.10 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.12	Directors’ Retirement Plan, effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

Part IV (continued)

10.18	Employment Agreement between Don J. McGrath and the Corporation, effective November 1, 1998, is incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.19	BancWest Corporation Umbrella TrustTM Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed November 23, 1999, is incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.20	BancWest Corporation Split-Dollar Plan For Executives, effective January 1, 1999, is incorporated by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.21	Sublease made as of November 1, 1993, between Bank of the West and Banque Nationale de Paris, is incorporated by reference to Exhibit 10.19 to the Corporation’s Form 10-K for the fiscal year ended December 31, 1998.

10.22	Employment Agreement between Walter A. Dods, Jr. and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.22 to the Corporation’s Form 10-Q for the Quarterly period ended March 31, 2001.*

10.23	Termination Protection Agreement between John K. Tsui and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.23 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*

10.24	Termination Protection Agreement between Howard H. Karr and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.24 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*

10.25	Termination Protection Agreement between Donald G. Horner and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.25 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*

10.26	Amendment No. 3 to BancWest Corporation Deferred Compensation Plan is incorporated by reference to Exhibit 10.26 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 2001.*

10.27	Resolutions of the Board of Directors adopted September 20, 2001 amending the Company’s Defined Contribution Plan, Future Plan and Incentive Plan for Key Executives, and terminating its option plans, effective upon the closing of the Company’s merger with Chauchat L.L.C. is incorporated by reference to Exhibit 10.27 to the Corporation’s Form 10-Q for the quarterly period ended September 30, 2001.*

*Management contract or compensatory plan or arrangement.

12.	Statement re: computation of ratios, filed herewith.

21.	Subsidiaries of the registrant, filed herewith.

Part IV (continued)

(b)	Reports on Form 8-K

•	A Report on Form 8-K was filed December 20, 2001 to report under item 1 the Change in Control of BancWest Corporation resulting from completion of the BNP Paribas Merger.

•	A Report on Form 8-K was filed December 4, 2001 to disclose under item 9 certain information concerning BancWest Corporation included in a BNP Paribas International Retail Banking presentation.

(c)	The exhibits listed in Item 14(a)3 are incorporated by reference or attached hereto.

(d)	Response to this item is the same as the response to Item 14(a)2.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

By	/s/ HOWARD H. KARR

Howard H. Karr Executive Vice President and Chief Financial Officer

Date: March 28, 2002

Part IV (continued)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ WALTER A. DODS, JR. Walter A. Dods, Jr.	Chairman, Chief Executive Officer & Director	March 28, 2002 Date

/s/ JACQUES ARDANT Jacques Ardant	Director	March 28, 2002 Date

/s/ JOHN W. A. BUYERS John W. A. Buyers	Director	March 28, 2002 Date

/s/ JULIA ANN FROHLICH Julia Ann Frohlich	Director	March 28, 2002 Date

/s/ ROBERT A. FUHRMAN Robert A. Fuhrman	Director	March 28, 2002 Date

/s/ PAUL MULLIN GANLEY Paul Mullin Ganley	Director	March 28, 2002 Date

/s/ DAVID M. HAIG David M. Haig	Director	March 28, 2002 Date

/s/ JOHN A. HOAG John A. Hoag	Director	March 28, 2002 Date

/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director	March 28, 2002 Date

/s/ MICHEL LARROUILH Michel Larrouilh	Director	March 28, 2002 Date

/s/ PIERRE MARIANI Pierre Mariani	Director	March 28, 2002 Date

/s/ FUJIO MATSUDA Fujio Matsuda	Director	March 28, 2002 Date

/s/ DON J. McGRATH Don J. McGrath	President, Chief Operating Officer & Director	March 28, 2002 Date

/s/ RODNEY R. PECK Rodney R. Peck	Director	March 28, 2002 Date

/s/ EDOUARD A. SAUTTER Edouard A. Sautter	Director	March 28, 2002 Date

/s/ JOEL SIBRAC Joel Sibrac	Vice Chairman & Director	March 28, 2002 Date

/s/ JOHN K. TSUI John K. Tsui	Vice Chairman, Chief Credit Officer & Director	March 28, 2002 Date

/s/ JACQUES HENRI WAHL Jacques Henri Wahl	Director	March 28, 2002 Date

/s/ FRED C. WEYAND Fred C. Weyand	Director	March 28, 2002 Date

/s/ ROBERT C. WO Robert C. Wo	Director	March 28, 2002 Date

/s/ HOWARD H. KARR Howard H. Karr	Executive Vice President & Chief Financial Officer (Principal financial and accounting officer)	March 28, 2002 Date