Form 10-Q
period 2002-03-31
BANCWEST CORP/HI
filed 2002-05-15
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from_______________to_______________.

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

Yes  [X]     No [   ]

The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2002 was:

Title of Class	Number of Shares Outstanding

Class A Common Stock, $0.01 Par Value	85,759,123 Shares

PART I.          FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets at March 31, 2002, December 31, 2001 and March 31, 2001	2 - 3
	Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	4
	Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2002 and 2001	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7 - 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29 - 30
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	31
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURES		32
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,	March 31,
	2002	2001	2001

	(in thousands, except per share data)
Assets
Cash and due from banks	$1,338,866	$737,262	$834,003
Interest-bearing deposits in other banks	182,930	109,935	365,261
Federal funds sold and securities purchased under agreements to resell	149,500	233,000	373,000
Investment securities:
Held-to-maturity	—	—	86,764
Available-for-sale	3,163,807	2,542,173	2,103,515
Loans and leases:
Loans and leases	24,123,589	15,223,732	14,202,523
Less allowance for credit losses	383,003	194,654	186,246

Net loans and leases	23,740,586	15,029,078	14,016,277

Premises and equipment, net	410,429	273,035	288,989
Customers’ acceptance liability	11,292	1,498	2,369
Core deposit intangible, net	231,925	110,239	77,365
Goodwill, net	3,380,392	2,061,805	679,107
Other real estate owned and repossessed personal property	24,393	22,321	20,549
Other assets	690,373	526,168	572,253

Total assets	$33,324,493	$21,646,514	$19,419,452

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$17,146,357	$11,453,882	$11,280,102
Noninterest-bearing	6,200,071	3,407,209	3,167,903
Foreign	737,492	472,960	262,168

Total deposits	24,083,920	15,334,051	14,710,173

Federal funds purchased and securities sold under agreements to repurchase	810,192	713,384	648,008
Other short-term borrowings	1,330,673	240,936	114,526
Acceptances outstanding	11,292	1,498	2,369
Other liabilities	1,041,529	891,641	868,346
Long-term debt	2,118,040	2,197,954	781,039
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	264,214	265,130	250,000

Total liabilities	$29,659,860	$19,644,594	$17,374,461

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	March 31,	December 31,	March 31,
	2002	2001	2001

	(in thousands, except per share data)
Stockholder’s equity:
Class A common stock, par value $.01 per share at March 31, 2002 and December 31, 2001 and $1 per share at March 31, 2001 Authorized - 150,000,000 shares at March 31, 2002 and December 31, 2001 and 75,000,000 shares at March 31, 2001 Issued - 85,759,123 shares at March 31, 2002 and 56,074,874 shares at December 31, 2001 and March 31, 2001	$858	$561	$56,075
Common stock, par value $1 per share
Authorized - 200,000,000 shares at March 31, 2001 Issued - 71,053,762 shares at March 31, 2001	—	—	71,054
Surplus	3,584,978	1,985,275	1,126,103
Retained earnings	73,719	8,302	808,410
Accumulated other comprehensive income, net	5,078	7,782	22,308
Treasury stock, at cost - 2,423,466 shares at March 31, 2001	—	—	(38,959)

Total stockholder’s equity	3,664,633	2,001,920	2,044,991

Total liabilities and stockholder’s equity	$33,324,493	$21,646,514	$19,419,452

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Interest income
Interest and fees on loans	$256,229	$262,442
Lease financing income	36,726	35,595
Interest on investment securities:
Taxable interest income	34,262	33,193
Exempt from Federal income taxes	44	118
Other interest income	2,023	7,503

Total interest income	329,284	338,851

Interest expense
Deposits	63,629	120,421
Short-term borrowings	5,793	10,218
Long-term debt	35,382	18,839

Total interest expense	104,804	149,478

Net interest income	224,480	189,373
Provision for credit losses	20,007	35,200

Net interest income after provision for credit losses	204,473	154,173

Noninterest income
Service charges on deposit accounts	25,974	20,436
Trust and investment services income	8,140	9,127
Other service charges and fees	23,498	18,374
Securities gains, net	228	41,300
Other	4,784	9,262

Total noninterest income	62,624	98,499

Noninterest expense
Salaries and wages	60,094	49,377
Employee benefits	23,482	17,973
Occupancy expense	15,614	16,235
Outside services	13,252	11,503
Intangible amortization	2,757	10,284
Equipment expense	7,729	7,532
Restructuring and integration costs	6,015	3,935
Other	30,155	33,249

Total noninterest expense	159,098	150,088

Income before income taxes	107,999	102,584
Provision for income taxes	42,582	40,837

Net income	$65,417	$61,747

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY (Unaudited)

					Accumulated
	Class A				Other
	Common	Common		Retained	Comprehensive	Treasury
	Stock	Stock	Surplus	Earnings	Income, net	Stock	Total

	(in thousands, except per share data)
Balance, December 31, 2001	$561	$—	$1,985,275	$8,302	$7,782	$—	$2,001,920
Comprehensive income:
Net income	—	—	—	65,417	—	—	65,417
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	(2,704)	—	(2,704)

Comprehensive income	—	—	—	65,417	(2,704)	—	62,713

Issuance of Class A common stock	297	—	1,599,703	—	—	—	1,600,000

Balance, March 31, 2002	$858	$—	$3,584,978	$73,719	$5,078	$—	$3,664,633

Balance, December 31, 2000	$56,075	$71,041	$1,125,652	$770,350	$7,601	$(41,226)	$1,989,493
Comprehensive income:
Net income	—	—	—	61,747	—	—	61,747
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	14,707	—	14,707

Comprehensive income	—	—	—	61,747	14,707	—	76,454

Issuance of common stock	—	13	5	—	—	—	18
Incentive Plan for Key Executives	—	—	30	—	—	—	30
Issuance of treasury stock under Stock Incentive Plan	—	—	416	—	—	2,267	2,683
Cash dividends ($.19 per share)	—	—	—	(23,687)	—	—	(23,687)

Balance, March 31, 2001	$56,075	$71,054	$1,126,103	$808,410	$22,308	$(38,959)	$2,044,991

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$65,417	$61,747
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,007	35,200
Net gain on disposition of assets	—	18,621
Depreciation and amortization	11,511	61,624
Income taxes	4,941	6,851
Increase in interest receivable	(75,333)	(2,035)
Increase (decrease) in interest payable	49,285	(21,399)
Increase in prepaid expenses	(27,844)	(2,035)
Securities gains, net	(228)	(41,300)
Accrued donation	—	5,000
Restructuring and integration costs	6,015	3,935
Other	59,767	23,442

Net cash provided by operating activities	113,538	149,651

Cash flows from investing activities:
Net increase in interest-bearing deposits in other banks	(72,995)	(359,289)
Net decrease in Federal funds sold and securities purchased under agreements to resell	130,662	159,100
Proceeds from maturity of held-to-maturity investment securities	—	6,176
Proceeds from maturity of available-for-sale investment securities	202,887	577,267
Purchase of available-for-sale investment securities	(306,995)	(654,284)
Purchase of bank owned life insurance	—	(101,082)
Net increase in loans and leases to customers	(213,411)	(22,686)
Net cash provided by (paid for) acquisitions	(1,793,000)	632,965
Purchase of premises and equipment	(4,308)	(5,121)
Other	(311)	(949)

Net cash used in investing activities	(2,057,471)	232,097

Cash flows from financing activities:
Net increase (decrease) in deposits	401,822	(644,505)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(212,902)	69,723
Net increase in other short-term borrowings	937,447	23,743
(Payments on) proceeds from long-term debt, net	(180,830)	148,616
Cash dividends paid	—	(23,687)
Proceeds from issuance of Class A common stock	1,600,000	—
Proceeds from issuance of common stock options	—	18
Proceeds from issuance of treasury stock	—	2,713

Net cash provided by (used in) financing activities	2,545,537	(423,379)

Net increase (decrease) in cash and due from banks	601,604	(41,631)
Cash and due from banks at beginning of period	737,262	873,599

Cash and due from banks at end of period	$1,338,866	$831,968

Supplemental disclosures:
Interest paid	$55,159	$164,341

Income taxes paid (refund received)	$3,503	$(20,788)

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$4,161	$2,098

Loans made to facilitate the sale of other real estate owned	$57	$3,563

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$10,959,000	$14,682
Cash (paid) received	(1,793,000)	632,965

Liabilities assumed	$9,166,000	$647,647

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

Consolidation

     The consolidated financial statements of the Company include the accounts of BancWest Corporation (“BWE”) and its wholly-owned subsidiaries: Bank of the West and its wholly-owned subsidiaries (“Bank of the West”); United California Bank and its wholly-owned subsidiaries (“UCB”); First Hawaiian Bank and its wholly-owned subsidiaries (“First Hawaiian”); FHL Lease Holding Company, Inc. and its wholly-owned subsidiary; First Hawaiian Capital I; BancWest Capital I; and FHI International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation are reflected in the consolidated financial statements.

Reclassifications

     The 2001 Consolidated Financial Statements were reclassified in certain respects to conform to the 2002 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2. New Pronouncements

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement No. 133.” At the time of adoption, we designated certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. The transition adjustment resulting from the adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, associated with establishing the fair values of derivatives and hedged items on the Company’s Consolidated Balance Sheet was not material because the Company does not engage in significant transactions using derivative financial instruments.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Also included in the provisions of SFAS No. 141 are new criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of SFAS No. 141 concurrent with the acquisition of BancWest by BNP Paribas (“BNP Paribas Merger”). See further discussion in Note 3.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Application of the non-amortization provisions of this statement was effective with the BNP Paribas Merger. The remaining provisions of SFAS No. 142 were adopted by the Company effective January 1, 2002. Goodwill and other indefinite lived intangible assets were subjected to a transitional impairment test during the quarter ended March 31, 2002. As of March 31, 2002, we had no impairment on our goodwill. Had we amortized the goodwill arising from the BNP Paribas Merger, pre-tax amortization of goodwill of approximately $25.8 million (assuming an amortization period of 20 years) would have been recorded on the Company’s consolidated financial statements in the first three months of 2002. In addition, the pre-tax amortization of goodwill related to the acquisition of UCB from March 15, 2002 amounting to $2.7 million was not recorded.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The following table reflects consolidated net income adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three month period ended March 31, 2001:

	Three months ended March 31,

(in thousands)	2002	2001

Net Income:
As reported	$65,417	$61,747
Goodwill amortization	—	7,329

As adjusted	$65,417	$69,076

     The estimated annual amortization expense for definite life intangible assets, primarily core deposit intangibles arising from the BNP Paribas Merger and the acquisition of UCB, is $27.3 million (pre-tax) for each of the years from 2003 to 2007.

     Goodwill increased in the three-month period ended March 31, 2002 due to the acquisition of United California Bank on March 15, 2002. The additional $1.3 billion of goodwill is reported in the Bank of the West operating segment.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The scope of SFAS No. 144 excludes goodwill and other non-amortizable intangible assets to be held and used as well as goodwill associated with a reporting unit to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company’s Consolidated Financial Statements.

3. Mergers and Acquisitions

United California Bank Acquisition

     On March 15, 2002, BancWest, a wholly-owned subsidiary of BNP Paribas, completed its acquisition of all of the outstanding stock of UCB from UFJ Bank Ltd. of Japan. On March 15, 2002, UCB had total assets of $10.1 billion, net loans of $8.5 billion, total deposits of $8.3 billion and a total of 115 branches. The preceding amounts do not include final purchase price accounting adjustments. The purchase price of approximately $2.4 billion was paid in cash and accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital to BancWest and by lending it $800 million. UCB was merged with and into Bank of the West on April 1, 2002. UCB has a strong presence in Southern California, which complements Bank of the West’s existing network in Northern California, the Pacific Northwest, New Mexico and Nevada. We expect to achieve cost savings for the combined company of approximately $75 million per year beginning in 2003. These cost savings are primarily in compensation and occupancy related expenses. Branches of UCB are expected to be fully integrated into the Bank of the West branch network system in the third quarter of 2002. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002.

     In connection with the UCB acquisition, we recorded the following restructuring and integration reserves: $40.5 million for severance, $34.2 million for losses on subleases, $8.5 million for contract cancellations, $1.5 million for relocation and other. These reserves were established as a result of the $6.0 million pre-tax charge we recorded in the first three months of 2002 and also through purchase accounting adjustments. In the first three months of 2002, $1.1 million for severance was paid.

     The following unaudited pro forma financial information for the three months ended March 31, 2002 and 2001 assumes that the UCB acquisition occurred as of January 1, 2001, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the UCB acquisition been consummated on the date indicated.

	Pro Forma Financial
	Information for the
	three months ended March 31,

(Unaudited)	2002	2001

	(in thousands)
Net Interest Income	$320,761	$312,421
Noninterest Income	82,550	134,459
Noninterest Expense	226,809	227,648
Net Income	86,427	112,108

BNP Paribas Merger

     On December 20, 2001, Chauchat L.L.C., a Delaware limited liability company (“Merger Sub”), merged with and into BancWest pursuant to an Agreement and Plan of Merger, dated as of May 8, 2001, as amended and restated as of July 19, 2001, by and among BancWest, BNP Paribas, and Merger Sub (the “Merger Agreement”). The Merger Sub was a wholly-owned subsidiary of BNP Paribas. At the effective time of the BNP Paribas Merger, all outstanding shares of common stock, par value $1 per share (“Company Common Stock”), of BancWest were cancelled and converted solely into the right to receive $35 per share in cash. Pursuant to the Merger Agreement, each share of Class A common stock, par value $1 per share, owned by BNP Paribas and French American Banking Corporation, a wholly-owned subsidiary of BNP Paribas, remained outstanding as one share of Class A Common Stock and all of the units of the Merger Sub were cancelled without any consideration becoming payable therefor. Concurrent with the BNP Paribas Merger, the par value of the Class A common stock was changed to $.01. As a result of the BNP Paribas Merger, BancWest became a wholly-owned subsidiary of BNP Paribas.

     The BNP Paribas Merger significantly affected our financial statements. “Push-down” accounting was required for this business combination. Essentially, this resulted in three major changes to our balance sheet:

•	Purchase price adjustments and new intangibles: As part of purchase accounting, our assets and liabilities were adjusted to fair value. Among the items adjusted were identifiable intangible assets related to our deposits, loans and leases, property and equipment, pension assets and liabilities and other items.

•	New debt: As part of the BNP Paribas Merger, we assumed $1.55 billion in new debt from the Merger Sub. This debt is between BancWest and another subsidiary of BNP Paribas.

•	New equity basis: Due to the use of “push-down” accounting in the BNP Paribas Merger, the equity balances at December 31, 2001 reflect BNP Paribas’ basis in the Company.

4. Impaired Loans

     The following table summarizes impaired loan information as of and for the three months ended March 31, 2002 and 2001 and as of and for the year ended December 31, 2001:

	March 31, 2002	December 31, 2001	March 31, 2001

	(in thousands)
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	$143,091	$89,273	$110,933
Impaired loans with no related allowance for credit losses calculated under SFAS No. 114	7,925	8,253	35,601

Impaired loans	$151,016	$97,526	$146,534

Total allowance for credit losses on impaired loans	$35,914	$24,745	$17,881
Average impaired loans	104,965	118,497	129,706
Interest income recognized on impaired loans	624	2,462	634

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

5. Operating Segments

     As of March 31, 2002, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment includes United California Bank from March 15, 2002 and operates primarily on the mainland United States. The First Hawaiian segment operates primarily in the State of Hawaii.

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

     The tables below present information about our operating segments as of or for the three months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31,

	Bank of	First		Reconciling	Consolidated
	the West	Hawaiian	Other	Items	Totals

	(in millions)
2002
Net interest income	$169	$83	$(28)	$—	$224
Net income	51	31	(17)	—	65
Segment assets	25,123	8,590	7,179	(7,568)	33,324
Goodwill	2,214	994	172	—	3,380
2001
Net interest income	$112	$81	$(4)	$—	$189
Net income	34	31	(3)	—	62
Segment assets	11,982	7,517	3,339	(3,419)	19,419
Goodwill	609	70	—	—	679

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions, specifically with respect to changes in the United States economy; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) risk and uncertainties regarding the purchase of UCB, including: a) the possibility of customer or employee attrition following the UCB transaction; b) lower than expected revenues following the transaction; and c) problems or delays in bringing together UCB with BancWest/Bank of the West; (10) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (11) our reliance on third parties to provide certain critical services, including data processing; (12) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) or other standard setting bodies; (13) technological changes; (14) other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and (15) management’s ability to manage risks that result from these and other factors. Our forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

GAAP, OPERATING AND CASH EARNINGS

We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles (“GAAP”), as well as on an operating basis before merger-related, integration and other nonrecurring costs and/or the effects of the amortization of intangible assets. We refer to the results as “operating” and “cash” earnings, respectively. Operating earnings, cash earnings and operating cash earnings (the combination of the effect of adjustments for both cash and operating results), as well as information calculated from them and related discussions, are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results excluding the effects of discrete business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the Company as management views it. Operating earnings and cash earnings should not be viewed as a substitute for net income and earnings per share, among other gauges of performance, as determined in accordance with GAAP. Merger-related and integration costs, amortization of intangible assets and other items excluded from net income to derive operating and cash earnings may be significant and may not be comparable to those of other companies.

BancWest Corporation and Subsidiaries
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31,

(dollars in thousands)		2002		2001

Earnings and Dividends:
Net income	$	65,417	$	61,747
Selected Financial Ratios:
Return on average total assets (ROA)		1.12%		1.33%
Return on average stockholder’s equity (ROE)		11.51		12.26
Net interest margin (taxable-equivalent basis)		4.57		4.58
Allowance for credit losses to total loans and leases (at March 31)		1.59		1.31
Nonperforming assets to total assets (at March 31)		.77		.66
Allowance for credit losses to nonperforming loans and leases (at March 31)		1.65x		1.72x

Non-GAAP Information(1)
Operating earnings(2)	$	69,015	$	64,089
Cash earnings(3)		67,061		70,303
Operating cash earnings(2), (3)		70,659		72,645
Selected Financial Ratios:
Operating return on average total assets (ROA)(2)		1.18%		1.38%
Return on average tangible assets(4)		1.34		1.62
Operating return on average stockholder’s equity (ROE)(2)		12.14		12.73

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operation.

(2)	Excluding after-tax restructuring and integration costs of $3,598,000 and $2,342,000 in the first quarter of 2002 and 2001, respectively.

(3)	Excluding amortization of goodwill and core deposit intangible.

(4)	Defined as operating cash earnings as a percentage of average total assets minus average goodwill and core deposit intangible.

NET INCOME

     The following table compares net income, operating earnings, cash earnings and operating cash earnings for the three months ended March 31, 2002 to the same period in 2001:

	2002	2001(1)	% Change

	(in thousands)
Three months ended March 31,
Net income	$65,417	$61,747	5.9%

Non-GAAP income:
Operating earnings (2), (3)	$69,015	$64,089	7.7%
Cash earnings (4)	67,061	70,303	(4.6)
Operating cash earnings (2),(3),(4)	70,659	72,645	(2.7)

(1)	Includes $7.6 million after-tax net effect of the Concord Security Gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, net income and cash earnings for the three months ended March 31, 2001 were $54.2 million and $62.7 million, respectively. Operating earnings and operating cash earnings, excluding the net after-tax effect of the aforementioned items, were $56.5 million and $65.1 million, respectively.

(2)	Excluding after-tax integration costs of $2.3 million related to Nevada and New Mexico branch acquisitions in the first quarter of 2001.

(3)	Excluding after-tax restructuring, and integration costs of $3.6 million related to United California Bank acquisition in March 2002.

(4)	Excluding after-tax amortization of goodwill and core deposit intangibles.

Net income and operating earnings increased for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to higher net interest income, resulting from higher average earning assets and a lower rate paid on funding sources. Also contributing to the increase in our net income and operating earnings in the first quarter of 2002 over the same period in 2001 was increased contribution from our Bank of the West operating segment, including the operations of UCB from March 15, 2002. The increase over the same three-month period of 2001 would have been greater if not for the $7.6 million net after-tax effect in the first three months of 2001 of the sale of the Company’s approximate 5% interest in Star Systems, Inc. (“Concord Security Gain”), additional provisions for credit losses, donation to a private charitable foundation and other non-recurring items. The cessation of the amortization of goodwill in 2002 due to changes to GAAP (see Note 2 to our Consolidated Financial Statements on pages 7 and 8) also contributed to the increase in net income and operating earnings.

On a cash basis, excluding after-tax amortization of intangible assets, cash earnings and cash operating earnings in the first three months of 2002 decreased compared to the same period in 2001, primarily due to the $7.6 million increase in net income due to the net after-tax effect of the Concord Security Gain, additional provisions for credit losses, donation to a private charitable foundation and other non-recurring items in the first three months of 2001.

NET INCOME, Continued

     The table below shows the return on average total assets, the return on average tangible assets and the return on average stockholder’s equity for the first three months of 2002 compared to the same period in 2001. The return on average tangible assets is defined as operating cash earnings as a percentage of average total tangible assets.

	2002	2001	% Change

Return on average total assets	1.12%	1.33%	(15.8)%
Return on average stockholder’s equity	11.51	12.26	(6.1)
Non-GAAP returns:
Operating return on average total assets(1)	1.18	1.38	(14.5)
Return on average tangible assets(1)	1.34	1.62	(17.3)
Operating return on average stockholder’s equity(1)	12.14	12.73	(4.6)

(1)	Ratios are computed excluding after-tax restructuring, integration and other nonrecurring costs related to the United California Bank acquisition in March 2002 and the Nevada and New Mexico branch acquisitions in the first quarter of 2001, respectively.

NET INTEREST INCOME

     The following table compares net interest income on a taxable-equivalent basis for the three months ended March 31, 2002 to the same period in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended March 31,
Net interest income	$224,557	$189,448	18.5%

The increase in net interest income for the three months ended March 31, 2002 over the same period in 2001 was primarily due to an increase in average earning assets of 18.7%, or $3.1 billion, and a 147-basis-point decrease (1% equals 100 basis points) in the rate paid on funding sources, partially offset by a 148-basis-point decline in the yield on average earning assets. In addition, the lower cost of funds resulted from higher average noninterest-bearing deposits, which increased by $840.8 million, or 28.2%, in the first quarter of 2002 over the same period in 2001.

NET INTEREST INCOME, Continued

The following table compares the net interest margin for the three months ended March 31, 2002 to the same period in 2001:

			Change
	2002	2001	(Basis Points)

Three months ended March 31,
Yield on average earning assets	6.71%	8.19%	(148)
Rate paid on funding sources	2.14	3.61	(147)

Net interest margin	4.57	4.58	(1)

In the three-month period ended March 31, 2002, as compared to the same period in 2001, the net interest margin decreased by 1 basis point due to a decline in the rate paid on funding sources of 147 basis points and a decrease in the yield on average earning assets of 148 basis points. The effects of the continuing reduction of key interest rates by the Federal Reserve are primarily responsible for the declines in yields and rates.

For further discussions of the impact that the changing interest environment has had on the rate paid on deposits, see page 20.

Our cost of funds was lowered by an increase in average noninterest-bearing deposits in the three months ended March 31, 2002 as compared to the same period in 2001. The percentage of average noninterest-bearing deposits to total average deposits increased to 22.6% for the three months ended March 31, 2002, compared to 20.9% for the same period in 2001.

The following table compares average earning assets, average loans and leases and average interest-bearing deposits and liabilities for the three months ended March 31, 2002 to the same period in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended March 31,
Average earning assets	$19,915,795	$16,774,604	18.7%
Average loans and leases	16,861,211	14,145,518	19.2
Average interest-bearing deposits and liabilities	16,822,980	13,031,723	29.1

The increase in average earning assets was primarily due to increases in average loans and leases. The increase in average loans and leases was primarily due to the growth of our Bank of the West operating segment’s loan and lease portfolio, including the UCB acquisition in the first quarter of 2002. Also contributing to the increase in average loans and leases were the branch acquisitions in Guam and Saipan in the fourth quarter of 2001.

The increase in average interest-bearing deposits and liabilities was primarily due to an increase in interest-bearing deposits and long-term debt. Expansion of our customer deposit base, primarily from our Bank of the West operating segment and the UCB acquisition, contributed to the increase.

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense and average yield rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2002 and 2001) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended March 31,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

			(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$152,079	$742	1.98%	$250,727	$3,610	5.84%
Federal funds sold and securities purchased under agreements to resell	205,067	866	1.71	278,488	3,893	5.67
Investment securities(2)	2,697,438	34,787	5.23	2,099,871	33,385	6.45
Loans and leases(3),(4)	16,861,211	292,966	7.05	14,145,518	298,038	8.54

Total earning assets	19,915,795	329,361	6.71	16,774,604	338,926	8.19

Nonearning assets	3,877,041			2,098,985

Total assets	$23,792,836			$18,873,589

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$336,207	$219	0.26%	$313,906	$644	0.83%
Savings	5,742,800	16,231	1.15	4,328,651	25,230	2.36
Time	6,664,839	45,250	2.75	6,428,909	92,469	5.83
Foreign	370,124	1,929	2.11	203,398	2,078	4.14

Total interest-bearing deposits	13,113,970	63,629	1.97	11,274,864	120,421	4.33
Short-term borrowings	1,330,766	5,793	1.77	743,738	10,218	5.57
Long-term debt and capital securities	2,378,244	35,382	6.03	1,013,121	18,839	7.54

Total interest-bearing deposits and liabilities	16,822,980	104,804	2.53	13,031,723	149,478	4.65

Interest rate spread			4.18%			3.54%

Noninterest-bearing deposits	3,818,881			2,978,114
Other liabilities	845,278			821,133

Total liabilities	21,487,139			16,831,170
Stockholder’s equity	2,305,697			2,042,419

Total liabilities and stockholder’s equity	$23,792,836			$18,873,589

Net interest income and margin on total earning assets		224,557	4.57%		189,448	4.58%

Tax equivalent adjustment		77			75

Net interest income		$224,480			$189,373

(1)	Annualized.

(2)	Average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $11,138 and $8,729 for 2002 and 2001, respectively.

INVESTMENT SECURITIES

Held-to-Maturity

There were no held-to-maturity investment securities at March 31, 2002 and December 31, 2001. The following table presents the amortized cost, unrealized gains and losses, and fair values of held-to-maturity investment securities as of March 31, 2001:

March 31,
2001

(in thousands)
Amortized cost	$86,764
Unrealized gains	76
Unrealized losses	(430)

Fair value	$86,410

Available-for-Sale

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:

	March 31,	December 31,	March 31,
	2002	2001	2001

	(in thousands)
Amortized cost	$3,154,799	$2,529,133	$2,066,255
Unrealized gains	20,834	23,672	38,310
Unrealized losses	(11,826)	(10,632)	(1,050)

Fair value	$3,163,807	$2,542,173	$2,103,515

Gross realized gains and losses on available-for-sale investment securities for the three months ended March 31, 2002 were as follows:

2002

(in thousands)
Realized gains	$241
Realized losses	(13)

Securities gains (losses), net	$228

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. There were no realized gains and losses for the three months ended March 31, 2001.

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at March 31, 2002, December 31, 2001 and March 31, 2001:

	March 31, 2002		December 31, 2001		March 31, 2001

	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Commercial, financial and agricultural	$5,088,168	21.1%	$2,387,605	15.7%	$2,562,244	18.0%
Real estate:
Commercial	4,846,071	20.1	2,957,194	19.4	2,758,034	19.4
Construction	1,161,303	4.8	464,462	3.1	406,059	2.9
Residential:
Insured, guaranteed or conventional	3,800,936	15.8	1,831,824	12.0	1,802,486	12.7
Home equity credit lines	1,046,134	4.3	432,003	2.9	453,886	3.2

Total real estate loans	10,854,444	45.0	5,685,483	37.4	5,420,465	38.2

Consumer	5,468,894	22.7	4,471,897	29.3	3,775,198	26.6
Lease financing	2,326,056	9.6	2,293,199	15.1	2,106,486	14.8
Foreign	386,027	1.6	385,548	2.5	338,130	2.4

Total loans and leases	24,123,589	100.0%	15,223,732	100.0%	14,202,523	100.0%

Less allowance for credit losses	383,003		194,654		186,246

Total net loans and leases	$23,740,586		$15,029,078		$14,016,277

Total loans and leases to:
Total assets	33,324,493	72.4%	21,646,514	70.3%	19,419,452	73.1%
Total earning assets	27,236,823	88.6%	17,914,186	85.0%	16,944,817	83.8%
Total deposits	24,083,920	100.2%	15,334,051	99.3%	14,710,173	96.5%

The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. The increase in loans and leases as of March 31, 2002, as compared to December 31, 2001, was primarily due to the acquisition of UCB on March 15, 2002 and growth in our Bank of the West operating segment. Our net loans and leases increased by 58.0% to $23.7 billion over December 31, 2001 and 69.4% over March 31, 2001. Excluding UCB loans at March 31, 2002, the increase in loans and leases were 1.5% over December 31, 2001 and 8.8% over March 31, 2001.

Total commercial, financial, and agricultural loans at March 31, 2002 increased by 113.1%, or $2.7 billion, over December 31, 2001 and 98.6%, or $2.5 billion, over March 31, 2001. Excluding UCB commercial, financial and agricultural loans at March 31, 2002, commercial, financial and agricultural loans decreased $23.2 million, or 1.0%, compared to December 31, 2001, and decreased $197.8 million, or 7.7%, compared to March 31, 2001. The decrease in this category was primarily in our First Hawaiian Bank operating segment, due mainly to planned reductions in shared national credits.

Total real estate commercial loans at March 31, 2002 increased by 63.9%, or $1.9 billion, over December 31, 2001 and 75.7%, or $2.1 billion, over March 31, 2001, primarily due to the UCB acquisition. Real estate-commercial loans excluding UCB loans increased $36.6 million, or 1.2%, from December 31, 2001, and increased $235.8 million, or 8.5%, from March 31, 2001. The increase over the past year was primarily due to the growth in our Bank of the West operating segment.

Total real estate-construction loans at March 31, 2002 increased by 150%, or $696.8 million, over December 31, 2001 and 186%, or $755.2 million, over March 31, 2001, primarily due to the UCB acquisition. Excluding UCB, real estate-construction loans decreased by 2.6%, or $11.9 million, compared to December 31, 2001 and increased 11.5%, or $46.5 million, over March 31, 2001.

LOANS AND LEASES, continued

Total real estate-residential loans at March 31, 2002 increased by 114.1%, or $2.6 billion, over December 31, 2001 and 114.8% over March 31, 2001, primarily due to the UCB acquisition. Excluding UCB, real estate-residential loans increased .9%, or $19.7 million, over December 31, 2001 and 1.2%, or $27.2 million, over March 31, 2001.

Total consumer loans at March 31, 2001 increased 22.3%, or $997.0 million, over December 31, 2001 and increased 44.9%, or $1.7 billion, over March 31, 2001. Consumer loans excluding UCB consumer loans at March 31, 2001 increased $210.5 million, or 4.7%, over December 31, 2001, and $907.2 million, or 24.0%, over March 31, 2001, primarily due to growth in our Bank of the West operating segment. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing.

The lease financing portfolio increased by 1.4%, or $32.9 million, over December 31, 2001 and increased 10.4%, or $219.6 million, over March 31, 2001. Excluding UCB, leases increased $735,000 over December 31, 2001 and 8.9%, or $187.4 million, over March 31, 2001.

Our foreign loans are principally in Guam and Saipan. Foreign loans as of March 31, 2002 increased $479,000, or .1%, over December 31, 2001 and increased $47.9 million, or 14.2%, over March 31, 2001. The increase over March 31, 2001 was primarily due to our branch acquisition in November 2001.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At March 31, 2002, we did not have a concentration of loans greater than 10% of total loans, which is not otherwise disclosed as a category of loans as shown in the above table.

DEPOSITS

Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At March 31, 2002, total deposits were $24.1 billion, an increase of 63.7% over March 31, 2001. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, including the UCB acquisition, and various deposit product programs that we initiated. Contributing to the increase were the First Hawaiian branch acquisitions in Guam and Saipan from the Union Bank of California.

The decrease in all of the rates paid on deposits reflects falling rates in 2001, caused primarily by actions of the Federal Reserve’s Open Market Committee. During the 12-month period from April 1, 2001 to March 31, 2002, the benchmark federal funds rate decreased eight times totaling 325 basis points. The rates paid on deposits reflect this rapidly changing interest rate environment at different speeds, due to the repricing characteristics of each type of deposit. Time deposits, which generally reprice more slowly than other deposits, do not yet fully reflect the sharp decreases in interest rates implemented in 2001, while money market and savings deposits, which can be repriced more rapidly, are more reflective of the current decrease in the interest rate environment. The deposits in the foreign category are a mixture of time, savings and other interest-bearing deposits; therefore, its rate reflects both types of repricing characteristics. Additional information on our average deposit balances and rates paid is provided in the table on page 16.

NONPERFORMING ASSETS

Nonperforming assets at March 31, 2002, December 31, 2001 and March 31, 2001 are as follows:

	March 31,	December 31,	March 31,
	2002	2001	2001

	(dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$151,028	$35,908	$56,165
Real estate:
Commercial	45,043	27,568	15,086
Construction	3,000	—	119
Residential:
Insured, guaranteed, or conventional	12,094	9,003	10,642

Total real estate loans	60,137	36,571	25,847

Consumer	3,919	6,144	4,671
Lease financing	9,900	9,570	8,769
Foreign	3,968	4,074	5,474

Total nonaccrual loans and leases	228,952	92,267	100,926

Restructured:
Commercial, financial and agricultural	1,502	1,569	957
Real estate:
Commercial	1,094	3,019	5,312
Residential:
Insured, guaranteed, or conventional	—	257	938

Total real estate loans	1,094	3,276	6,250

Total restructured loans and leases	2,596	4,845	7,207

Total nonperforming loans and leases	231,548	97,112	108,133
Other real estate owned and repossessed personal property	24,393	22,321	20,549

Total nonperforming assets	$255,941	$119,433	$128,682

Past due loans and leases(1):
Commercial, financial and agricultural	$17,432	$11,134	$10,803
Real estate:
Commercial	1,192	385	411
Construction	2,217	—	—
Residential:
Insured, guaranteed, or conventional	2,347	3,303	3,274
Home equity credit lines	160	467	332

Total real estate loans	5,916	4,155	4,017

Consumer	2,603	3,323	2,376
Lease financing	84	146	177
Foreign	4,291	2,023	1,237

Total past due loans and leases	$30,326	$20,781	$18,610

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	1.06%	.78%	.90%
Including past due loans and leases	1.19%	.92%	1.04%
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	.77%	.55%	.66%
Including past due loans and leases	.86%	.65%	.76%

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

NONPERFORMING ASSETS, Continued

Nonperforming assets at March 31, 2002 were $255.9 million, or 1.06%, of total loans and leases and other real estate owned and repossessed personal property (“OREO”), compared to .90% at March 31, 2001. Nonperforming assets at March 31, 2002 were .77% of total assets, compared to .66% at March 31, 2001.

Nonperforming assets at March 31, 2002 increased by $136.5 million, or 114.3%, from December 31, 2001. The increase in nonaccrual loans was primarily due to commercial, financial and agricultural loans, real estate-commercial loans and construction loans in our Bank of the West operating segment. The increase in nonperforming assets in the Bank of the West operating segment was primarily due to the acquisition of UCB. The increase in nonperforming assets in the Bank of the West operating segment was partially offset by lower nonperforming loans in the First Hawaiian Bank operating segment. Excluding the UCB nonperforming assets at March 31, 2002, the nonperforming assets decreased $39.7 million or 33.2%, compared to December 31, 2001.

Nonperforming assets at March 31, 2002 increased by $127.3 million, or 98.9%, from March 31, 2001. The increase was primarily attributable to increases in nonaccrual commercial, financial and agricultural loans and real estate-commercial loans, which were partially offset by decreases in nonaccrual consumer and foreign loans. Excluding the UCB nonperforming assets at March 31, 2002, the nonperforming assets decreased $48.9 million, or 38.0% compared to March 31, 2001.

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

Loans past due 90 days or more and still accruing interest totaled $30.3 million at March 31, 2002, an increase of $11.7 million, or 63.0%, from March 31, 2001. Loans past due 90 days or more and still accruing interest increased by $9.5 million, or 45.9%, from December 31, 2001 to March 31, 2002. The increase was primarily due to higher commercial, financial and agricultural loan and foreign loan delinquencies, which were partially offset by a decrease in real estate-residential loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection. Excluding the UCB loans past due 90 days or more and still accruing interest at March 31, 2002, the loans past due 90 days or more and still accruing increased $4.2 million, or 20.2%, from December 31, 2001 to March 31, 2002.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,

	2002		2001

	(dollars in thousands)
Loans and leases outstanding (end of period)	$24,123,589		$14,202,523

Average loans and leases outstanding	$16,861,211		$14,145,518

Allowance for credit losses:
Balance at beginning of period	$194,654		$172,443

Allowance of subsidiaries purchased	210,000		—
Loans and leases charged off:
Commercial, financial and agricultural	28,685		10,656
Real estate:
Commercial	66		399
Residential	394		1,067
Consumer	12,875		8,664
Lease financing	6,033		2,998
Foreign	475		602

Total loans and leases charged off	48,528		24,386

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	2,724		147
Real estate:
Commercial	130		50
Construction	220		131
Residential	202		200
Consumer	2,191		1,699
Lease financing	1,252		502
Foreign	151		260

Total recoveries on loans and leases previously charged off	6,870		2,989

Net charge-offs	(41,658)		(21,397)

Provision for credit losses	20,007		35,200

Balance at end of period	$383,003		$186,246

Net loans and leases charged off to average loans and leases	1.00	%(1)	.61	%(1)
Net loans and leases charged off to allowance for credit losses	44.11	%(1)	46.59	%(1)
Allowance for credit losses to total loans and leases (end of period)	1.59%		1.31%
Allowance for credit losses to nonperforming loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	1.65x		1.72x
Including 90 days past due accruing loans and leases	1.46x		1.47x

(1)	Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

The provision for credit losses for the first three months of 2002 was $20.0 million, a decrease of $15.2 million, or 43.2%, over the same period in 2001. The decrease in the provision for credit losses for the first three months of 2002 compared to the same period in 2001 primarily reflects the $23.0 million in additional provision for credit losses that we recorded in the first three months of 2001 in response to certain macroeconomic events.

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

Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system utilizes ten different principal risk categories where “1” is “no risk” and “10” is “loss.” Risk parameters are established so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 4.8% of total loans and leases at March 31, 2002) and Hawaii commercial real estate.

•	Restricted Participation in Syndicated National Credits. In addition to providing backup commercial paper facilities primarily to investment-grade companies, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. Recently, we began a program to reduce our outstanding commitments and balances in these types of credits. At March 31, 2002, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 2%.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 66% of our lease financing portfolio and 20% of our combined lease financing and consumer loans at March 31, 2002), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values, we set aside reserves to fully cover the uninsured portion.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

Charge-offs were $48.5 million for the first three months of 2002, an increase of $24.1 million, or 99.0%, over the same period in 2001. The increase was primarily due to charge-offs in commercial, financial and agricultural loans, consumer loans and lease financing in the first three months of 2002. The higher charge-offs resulted from the large loan portfolio in the Bank of the West operating segment including our newest acquisition, UCB.

For the first three months of 2002, recoveries increased by $3.9 million, or 129.8%, over the same period in 2001. The increase in recoveries was primarily in commercial, financial and agricultural loans.

The Allowance decreased to 1.65 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at March 31, 2002 from 1.72 times at March 31, 2001. The decrease in the ratio is principally due to an increase in nonperforming loans and leases, primarily in our Bank of the West operating segment.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at March 31, 2002. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and those specific items mentioned above in particular and make necessary adjustments to the Allowance accordingly.

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three months ended March 31, 2002, as compared to the same period in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended March 31,
Service charges on deposit accounts	$25,974	$20,436	27.1%
Trust and investment services income	8,140	9,127	(10.8)
Other service charges and fees	23,498	18,374	27.9
Securities gains, net	228	41,300	N/M
Other	4,784	9,262	(48.3)

Total noninterest income	$62,624	$98,499	(36.4)%

N/M — Not Meaningful.

As the table above shows in more detail, noninterest income decreased by 36.4% for the three months ended March 31, 2002, compared to the same period in 2001. Significant items include the following:

•	The Concord Stock Gain of $41.3 million in 2001 was primarily responsible for the decrease in securities gains for the three months ended March 31, 2002 as compared to the same period in 2001.

•	The increases in service charges on deposit accounts for the three months ended March 31, 2002, compared to the same period in 2001, were primarily due to higher levels of deposits resulting from the expansion of our customer deposit base predominately in our Bank of the West operating segment, including the deposits from UCB.

•	The decrease in trust and investment services income for the three months ended March 31, 2002, compared to the same period in 2001, resulted primarily from decreased investment management fee income.

•	The increases in other service charges and fees for the three months ended March 31, 2002, compared to the same period in 2001, were primarily due to: (1) higher merchant services fees, due to higher fee charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; and (3) higher miscellaneous service fees.

•	The decrease in other noninterest income for the three months ended March 31, 2002, as compared to the same period in 2001, was primarily due to lower gains on the sale of OREO property in the first three months of 2002 and a gain on the sale of securitized loans in 2001.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three months ended March 31, 2002 as compared to the same period in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended March 31,
Salaries and wages	$60,094	$49,377	21.7%
Employee benefits	23,482	17,973	30.7
Occupancy expense	15,614	16,235	(3.8)
Outside services	13,252	11,503	15.2
Intangible amortization	2,757	10,284	(73.2)
Equipment expense	7,729	7,532	2.6
Stationery and supplies	5,685	4,400	29.2
Advertising and promotion	4,657	4,333	7.5
Restructuring and integration costs	6,015	3,935	52.9
Other	19,813	24,516	(19.2)

Total noninterest expense	$159,098	$150,088	6.0%

N/M — Not Meaningful.

As the table above shows in more detail, noninterest expense increased by 6.0% for the three months ended March 31, 2002, compared to the same period in 2001. Significant factors causing the increase include the following:

•	The increase in salaries and wages and employee benefits reflect increased employees, primarily due to the UCB acquisition. Also, the first three months of 2002 reflect an entire quarter of employee related expenses for the Nevada and New Mexico branch acquisition. In addition, total salaries and wages in the first three months of 2002 increased compared to the same period in 2001, due to lower net periodic pension benefit credits in 2002.

•	The decrease in intangible amortization reflects the adoption of new accounting standards in 2002 that ceased the amortization of goodwill.

•	Integration costs relate to our acquisition of UCB in 2002 and the Nevada and New Mexico branches in 2001.

•	The decrease in other expense the first three months in 2002 from the same period in 2001 was primarily due to a $5 million charitable contribution to the First Hawaiian Foundation, a charitable arm of First Hawaiian that supports nonprofit and community organizations in the market where it operates.

INCOME TAXES

Our effective income tax rate (exclusive of the tax equivalent adjustment) for the three months ended March 31, 2002 were 39.4% as compared to 39.8% for the same period in 2001.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 14.5% of total assets at March 31, 2002 compared to 16.7% at December 31, 2001.

Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans.

We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the three months ended March 31, 2002 increased 16.4% to $16.9 billion, over the year ended December 31, 2001, primarily due to continued expansion of our customer base in the Western United States and acquisition of UCB. Average total deposits funded 71% of average total assets for the three months ended March 31, 2002 and 75% for the year ended December 31, 2001.

We also obtain short-term liquidity from ready access to regional and national wholesale funding sources, including issuing our own commercial paper, purchasing federal funds, selling securities under agreements to repurchase, arranging lines of credit from other banks and obtaining credit facilities from the Federal Home Loan Banks. Additional information on short-term borrowings is provided in Note 10 to the Consolidated Financial Statements on pages 57 and 58 of our 2001 Annual Report on Form 10-K. Offshore deposits in the international market provide another available source of funds.

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

CAPITAL

Stockholder’s equity was $3.665 billion at March 31, 2002, an increase of 83.1%, over $2.002 billion at December 31, 2001. Compared to March 31, 2001, stockholder’s equity at March 31, 2002 increased by $1.620 billion, or 79.2%. The increase was primarily due to the issuance of additional Class A common shares in connection with the UCB acquisition.

Capital adequacy regulations require the Company to maintain minimum amounts of Tier 1 and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of March 31, 2002 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to
Risk-Weighted Assets:
Bank of the West	$925,566	8.11%	$456,730	4.00%	$685,096	6.00%
United California Bank	1,012,326	10.83	373,943	4.00	560,915	6.00
First Hawaiian	653,137	9.95	262,588	4.00	393,881	6.00

Total Capital to
Risk-Weighted Assets:
Bank of the West	$1,268,625	11.11%	$913,461	8.00%	$1,141,826	10.00%
United California Bank	1,130,031	12.09	747,887	8.00	934,858	10.00
First Hawaiian	806,530	12.29	525,175	8.00	656,469	10.00

Tier 1 Capital to
Average Assets:
Bank of the West	$925,566	7.37%	$502,665	4.00%	$628,331	5.00%
United California Bank	1,012,326	10.08	401,746	4.00	502,182	5.00
First Hawaiian	653,137	8.64	302,883	4.00	377,978	5.00

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT

The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than our interest-earning assets (primarily loans and leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT, Continued

quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment.

The Asset/Liability Committees of the Company and its major subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies. Other than loans and leases that are originated and held for sale, commitments to purchase and sell foreign currencies and mortgage-backed securities and certain interest rate swaps and options, the Company’s interest rate derivatives and other financial instruments are not entered into for trading purposes.

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

The projected impact of 100 basis-point incremental increases and decreases in interest rates on the Company’s consolidated net interest income over the 12 months beginning April 1, and January 1, 2002 is shown below:

(dollars in millions)	+ 3%	+2%	+1%	Flat	-1%

April 1, 2002
Net Interest Income	$1,295.2	$1,293.5	$1,291.1	$1,281.1	$1,260.3
Difference from flat	$14.1	$12.4	$10.0	$—	$(20.8)
% variance	1.1%	1.0%	0.8%	—%	(1.6)%

January 1, 2002
Net Interest Income	$850.5	$855.5	$859.0	$857.9	$855.4
Difference from flat	$(7.4)	$(2.4)	$1.1	$—	$(2.5)
% variance	(0.9)%	0.3%	0.1%	—%	(0.3)%

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Effective March 15, 2002, the registrant sold 29,684,249 newly issued shares of its Class A Common Stock, par value $0.01 per share, to its parent, BNP Paribas, in a Section 4(2) private placement. The registrant received $1.6 billion in cash for the stock, and used the proceeds as part of the consideration paid to acquire United California Bank.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 2.1	Agreement and Plan of Merger, among BancWest Corporation, BNP Paribas and Chauchat L.L.C. is incorporated by reference to Annex A to the Corporation’s Proxy Statement filed on Schedule 14A with the SEC on August 20, 2001.

Exhibit 12	Statement regarding computation of ratios.

(b) Reports on Form 8-K	A Report on Form 8-K filed March 15, 2002 reported, under Item 2, the acquisition of all of the outstanding stock of United California Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

Date May 14, 2002	By	/s/ Howard H. Karr

Howard H. Karr Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, among BancWest Corporation, BNP Paribas and Chauchat L.L.C. is incorporated by reference to Annex A to the Corporation’s Proxy Statement filed on Schedule 14A with the SEC on August 20, 2001.

12	Statement regarding computation of ratios.