Form 10-Q
period 2002-06-30
BANCWEST CORP/HI
filed 2002-08-14
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

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
Yes  [X]    No  [   ]

The number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2002 was:

Class	Outstanding

Class A Common Stock, $0.01 Par Value	85,759,123 Shares

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at June 30, 2002, December 31, 2001 and June 30, 2001	2-3

	Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001	4

	Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,	June 30,
	2002	2001	2001

		(in thousands)
Assets
Cash and due from banks	$1,457,969	$737,262	$780,564
Interest-bearing deposits in other banks	169,263	109,935	208,826
Federal funds sold and securities purchased under agreements to resell	322,175	233,000	85,000
Investment securities:
Held-to-maturity	—	—	97,764
Available-for-sale	3,469,985	2,542,173	2,164,189
Loans and leases:
Loans and leases	24,162,810	15,223,732	14,528,631
Less allowance for credit losses	387,272	194,654	191,698

Net loans and leases	23,775,538	15,029,078	14,336,933

Premises and equipment, net	400,294	273,035	286,810
Customers’acceptance liability	15,632	1,498	1,127
Core deposit intangible, net	221,938	110,239	74,080
Goodwill, net	3,384,904	2,061,805	673,763
Other real estate owned and repossessed personal property	22,566	22,321	21,467
Other assets	742,445	526,168	585,460

Total assets	$33,982,709	$21,646,514	$19,315,983

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$17,068,061	$11,453,882	$11,169,811
Noninterest-bearing	6,300,200	3,407,209	3,200,251
Foreign	740,738	472,960	245,512

Total deposits	24,108,999	15,334,051	14,615,574

Federal funds purchased and securities sold under agreements to repurchase	940,415	713,384	561,554
Other short-term borrowings	1,690,115	240,936	147,612
Acceptances outstanding	15,632	1,498	1,127
Other liabilities	1,079,851	891,641	878,745
Long-term debt	2,087,635	2,197,954	780,334
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	260,583	265,130	250,000

Total liabilities	$30,183,230	$19,644,594	$17,234,946

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	June 30,	December 31,	June 30,
	2002	2001	2001

	(in thousands, except per share data)
Stockholder’s equity:
Class A common stock, par value $.01 per share at June 30, 2002 and December 31, 2001 and $1 per share at June 30, 2001
Authorized — 150,000,000 shares at June 30, 2002, December 31, 2001 and June 30, 2001
Issued — 85,759,123 shares at June 30, 2002 and 56,074,874 shares at December 31, 2001 and June 30, 2001	$858	$561	$56,075
Common stock, par value $1 per share
Authorized — 400,000,000 shares at June 30, 2001
Issued — 71,102,674 shares at June 30, 2001	—	—	71,103
Surplus	3,587,403	1,985,275	1,126,739
Retained earnings	170,297	8,302	850,644
Accumulated other comprehensive income, net	40,921	7,782	14,530
Treasury stock, at cost — 2,367,178 shares at June 30, 2001	—	—	(38,054)

Total stockholder’s equity	3,799,479	2,001,920	2,081,037

Total liabilities and stockholder’s equity	$33,982,709	$21,646,514	$19,315,983

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)
Interest income
Interest and fees on loans	$370,008	$257,400	$626,237	$519,842
Lease financing income	36,240	36,373	72,966	71,968
Interest on investment securities:
Taxable interest income	39,699	33,558	73,961	66,751
Exempt from Federal income taxes	190	119	234	237
Other interest income	1,553	6,110	3,576	13,613

Total interest income	447,690	333,560	776,974	672,411

Interest expense
Deposits	78,778	105,861	142,407	226,282
Short-term borrowings	10,263	9,894	16,056	20,112
Long-term debt	36,755	19,117	72,137	37,956

Total interest expense	125,796	134,872	230,600	284,350

Net interest income	321,894	198,688	546,374	388,061
Provision for credit losses	22,902	23,150	42,909	58,350

Net interest income after provision for credit losses	298,992	175,538	503,465	329,711

Noninterest income
Service charges on deposit accounts	36,561	22,573	62,535	43,009
Trust and investment services income	10,252	8,083	18,392	17,210
Other service charges and fees	31,912	20,198	55,410	38,572
Securities gains, net	456	19,936	684	61,236
Other	9,248	9,006	14,032	18,268

Total noninterest income	88,429	79,796	151,053	178,295

Noninterest expense
Salaries and wages	86,463	51,390	146,557	100,767
Employee benefits	35,675	18,844	59,157	36,817
Occupancy expense	23,495	17,006	39,109	33,241
Outside services	17,808	11,999	31,060	23,502
Intangible amortization	5,763	11,136	8,520	21,420
Equipment expense	14,480	7,558	22,209	15,090
Restructuring and integration costs	2,738	—	8,753	3,935
Other	42,398	29,783	72,553	63,032

Total noninterest expense	228,820	147,716	387,918	297,804

Income before income taxes	158,601	107,618	266,600	210,202
Provision for income taxes	62,023	41,677	104,605	82,514

Net income	$96,578	$65,941	$161,995	$127,688

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY (Unaudited)

					Accumulated
	Class A				Other
	Common	Common		Retained	Comprehensive	Treasury
	Stock	Stock	Surplus	Earnings	Income, net	Stock	Total

	(in thousands, except per share data)
Balance, December 31, 2001	$561	$—	$1,985,275	$8,302	$7,782	$—	$2,001,920
Comprehensive income:
Net income	—	—	—	161,995	—	—	161,995
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	21,946	—	21,946
Change in fair value of cash-flow type hedge derivative instruments, net of tax and reclassification adjustment	—	—	—	—	11,193	—	11,193

Comprehensive income	—	—	—	161,995	33,139	—	195,134

Issuance of Class A common stock	297	—	1,599,703	—	—	—	1,600,000
Discounted Share Purchase Plan	—	—	2,425	—	—	—	2,425

Balance, June 30, 2002	$858	$—	$3,587,403	$170,297	$40,921	$—	$3,799,479

Balance, December 31, 2000	$56,075	$71,041	$1,125,652	$770,350	$7,601	$(41,226)	$1,989,493
Comprehensive income:
Net income	—	—	—	127,688	—	—	127,688
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	6,929	—	6,929

Comprehensive income	—	—	—	127,688	6,929	—	134,617

Issuance of common stock	—	62	(76)	—	—	—	(14)
Incentive Plan for Key Executives	—	—	30	—	—	—	30
Issuance of treasury stock under Stock Incentive Plan	—	—	1,133	—	—	3,172	4,305
Cash dividends ($.38 per share)	—	—	—	(47,394)	—	—	(47,394)

Balance, June 30, 2001	$56,075	$71,103	$1,126,739	$850,644	$14,530	$(38,054)	$2,081,037

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$161,995	$127,688
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	42,909	58,350
Depreciation and amortization	31,017	38,608
Income taxes	100,293	79,398
Decrease (increase) in interest receivable	(65,274)	7,466
Increase (decrease) in interest payable	18,044	(43,372)
Increase in prepaid expenses	(28,385)	(1,641)
Restructuring and integration costs	8,753	3,935
Other	4,475	(40,671)

Net cash provided by operating activities	273,827	229,761

Cash flows from investing activities:
Net increase in interest-bearing deposits in other banks	(59,328)	(202,854)
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	(53,175)	447,100
Proceeds from maturity of held-to-maturity investment securities	—	28,214
Purchase of held-to-maturity investment securities	—	(33,038)
Proceeds from sale of available-for-sale investment securities	24,908	—
Proceeds from maturity of available-for-sale investment securities	421,445	938,533
Purchase of available-for-sale investment securities	(856,639)	(1,103,094)
Proceeds from sale of Concord stock	—	45,359
Purchase of bank owned life insurance	—	(102,708)
Net increase in loans and leases to customers	(267,689)	(368,196)
Net cash provided by (paid for) acquisitions	(1,793,000)	632,965
Purchase of premises and equipment	(10,545)	(9,742)
Other	(326)	(1,167)

Net cash provided by (used) in investing activities	(2,594,349)	271,372

Cash flows from financing activities:
Net increase (decrease) in deposits	401,822	(739,104)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(41,906)	(16,066)
Net increase in other short-term borrowings	1,296,179	56,164
(Payments on) proceeds from long-term debt, net	(214,866)	147,911
Cash dividends paid	—	(47,394)
Proceeds from issuance of Class A common stock	1,600,000	—
Payments on exercise of common stock options	—	(14)
Proceeds from issuance of treasury stock	—	4,335

Net cash provided by (used in) financing activities	3,041,229	(594,168)

Net increase (decrease) in cash and due from banks	720,707	(93,035)
Cash and due from banks at beginning of period	737,262	873,599

Cash and due from banks at end of period	$1,457,969	$780,564

Supplemental disclosures:
Interest paid	$212,556	$321,186

Income taxes paid	$4,312	$3,116

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$7,790	$3,802

Loans made to facilitate the sale of other real estate owned	$110	$3,563

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$10,959,000	$14,682
Cash (paid) received	(1,793,000)	632,965

Liabilities assumed	$9,166,000	$647,647

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

2. New Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Also included in the provisions of SFAS No. 141 are new criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of SFAS No. 141 concurrent with the acquisition of BancWest by BNP Paribas (the“BNP Paribas Merger”). See further discussion in Note 3.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Application of the non-amortization provisions of this statement was effective with the BNP Paribas Merger. The remaining provisions of SFAS No. 142 were adopted by the Company effective January 1, 2002. Goodwill and other indefinite lived intangible assets were subjected to a transitional impairment test during the quarter ended March 31, 2002. As of March 31, 2002, we had no impairment on our goodwill. Had we amortized the goodwill arising from the BNP Paribas Merger, pre-tax amortization of goodwill of approximately $51.6 million (assuming an amortization period of 20 years) would have been recorded on the Company’s consolidated financial statements in the first six months of 2002. In addition, the year-to-date pre-tax amortization of goodwill related to the acquisition of United California Bank (“UCB”) from March 15, 2002, which would have amounted to $19.2 million, was not recorded.

     The following table reflects consolidated net income adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three and six months periods ended June 30, 2002 and 2001:

Three months ended June 30,	2002	2001

	(in thousands)
Net Income:
As reported	$96,578	$65,941
Goodwill amortization	—	7,377

As adjusted	$96,578	$73,318

Six months ended June 30,	2002	2001

	(in thousands)
Net Income:
As reported	$161,995	$127,688
Goodwill amortization	—	14,706

As adjusted	$161,995	$142,394

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The estimated annual amortization expense for finite life intangible assets, primarily core deposit intangibles arising from the BNP Paribas Merger and the acquisition of UCB, is approximately $23 million (pre-tax) for each of the years from 2003 to 2007.

     Goodwill increased in the six-month period ended June 30, 2002 due to the acquisition of UCB on March 15, 2002. The additional $1.3 billion of goodwill is reported in the Bank of the West operating segment.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

     On July 1, 2002, the FASB issued an Exposure Draft (“ED”) of a proposed interpretation entitled “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB 51.” If issued in a final interpretation, the provisions of the ED would establish new guidance on the accounting and reporting for the consolidation of Special-Purpose Entities (“SPEs”). The primary objective of the ED is to require that an entity that has a controlling financial interest in an SPE consolidate the SPE’s assets, liabilities and results of operations in the entity’s own financial statements. If issued as is, the provisions of the ED may apply to the REFIRST, Inc. SPE that was created by a non-related third party to construct, finance and hold title to our administrative headquarters building (see our 2001 Annual Report on Form 10-K, page 35 “Special Purpose Entities” for additional information). The provisions of the final interpretation would apply beginning April 1, 2003. We are in the process of determining the financial impact of the adoption of this ED. However, if the proposal is adopted in substantially the same form, we would expect to record approximately $160 million of additional premises and equipment and $190 million in debt on the Consolidated Balance Sheet. In addition, we would record approximately $4 million in additional depreciation expense annually.

3. Mergers and Acquisitions

United California Bank Acquisition

     On March 15, 2002, BancWest, a wholly-owned subsidiary of BNP Paribas, completed its acquisition of all of the outstanding stock of UCB from UFJ Bank Ltd. of Japan. On March 15, 2002, UCB had total assets of $10.1 billion, net loans of $8.5 billion, total deposits of $8.3 billion and a total of 115 branches. The preceding amounts do not include final purchase price accounting adjustments. The purchase price of approximately $2.4 billion was paid in cash and the transaction was accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital to BancWest and by lending it $800 million. UCB was merged with and into Bank of the West on April 1, 2002. UCB had a strong presence in Southern California, which complements Bank of the West’s existing network in Northern California, the Pacific Northwest, New Mexico and Nevada. We expect to achieve cost savings for the combined company of approximately $75 million per year beginning in 2003. These cost savings are primarily in compensation and occupancy related expenses. Branches of UCB are expected to be fully integrated into the Bank of the West branch network system in the third quarter of 2002. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002.

     BancWest estimates it will incur expenses associated with exiting certain branches, operational centers and technology platforms of pre-merged Bank of the West, as well as certain other conversion and restructuring expenses, totaling approximately $15 million. Approximately $8.8 million of these costs were incurred during the first six months of 2002. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition. BancWest has established a severance reserve of approximately $40.5 million to cover approximately 600 employees throughout the organization whose positions will be eliminated as a result of the acquisition. In addition to the severance reserve, we recorded the following restructuring reserves: $34.2 million for losses on subleases, $8.5 million for contract cancellations, $1.5 million for relocation and other. In the three months ended June 30, 2002, we made the following adjustments to the reserves: $1.2 million increase for severance, $7.0 million decrease for losses on subleases and $5.4 million increase for contract cancellations. In addition, the reserves were reduced in the first six months of 2002 as follows: $6.5 million for severance payments, $.6 million for sublease loss amortization, $3.5 million for contract cancellation payments and $.3 million for relocation payments. These amounts are estimates and subject to change, as more information becomes available.

     The following unaudited pro forma financial information for the three and six months ended June 30, 2002 and 2001 assumes that the UCB acquisition occurred as of January 1, 2001, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the UCB acquisition been consummated on the date indicated.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Pro Forma Financial Information for the three months
	ended June 30,

	2002	2001

	(in thousands)
Net Interest Income	$307,998	$301,260
Noninterest Income	88,429	135,813
Noninterest Expense	229,268	241,787
Net Income	88,043	96,408

	Pro Forma Financial Information for the six months
	ended June 30,

	2002	2001

	(in thousands)
Net Interest Income	$614,699	$601,224
Noninterest Income	170,979	270,272
Noninterest Expense	459,264	480,207
Net Income	164,208	191,422

     BNP Paribas Merger

     On December 20, 2001, Chauchat L.L.C., a Delaware limited liability company (“Merger Sub”), merged with and into BancWest pursuant to an Agreement and Plan of Merger, dated as of May 8, 2001, as amended and restated as of July 19, 2001, by and among BancWest, BNP Paribas, and the Merger Sub (the “Merger Agreement”). The Merger Sub was a wholly-owned subsidiary of BNP Paribas. At the effective time of the BNP Paribas Merger, all outstanding shares of common stock, par value $1 per share (“Company Common Stock”), of BancWest were cancelled and converted solely into the right to receive $35 per share in cash. Pursuant to the Merger Agreement, each share of Class A common stock, par value $1 per share, owned by BNP Paribas and French American Banking Corporation, a wholly-owned subsidiary of BNP Paribas, remained outstanding as one share of Class A Common Stock and all of the units of the Merger Sub were cancelled without any consideration becoming payable therefor. Concurrent with the BNP Paribas Merger, the par value of the Class A common stock was changed to $.01. As a result of the BNP Paribas Merger, BancWest became a wholly-owned subsidiary of BNP Paribas.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Impaired Loans

     The following table summarizes impaired loan information as of and for the six months ended June 30, 2002 and 2001 and as of and for the year ended December 31, 2001:

	June 30, 2002	December 31, 2001	June 30, 2001

	(in thousands)
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	$183,742	$89,273	$91,674
Impaired loans with no related allowance for credit losses calculated under SFAS No. 114	13,566	8,253	31,604

Impaired loans	$197,308	$97,526	$123,278

Total allowance for credit losses on impaired loans	$51,499	$24,745	$20,315
Average impaired loans	133,931	118,497	127,563
Interest income recognized on impaired loans	1,661	2,462	1,036

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

5. Derivative Financial Instruments

     At June 30, 2002, we carried $600 million of interest rate swaps, categorized as cash flow hedges, with a fair market value of $31.0 million. We pay 3-month LIBOR on these cash flow hedges and receive fixed rates ranging from 5.64% to 5.87%. These interest rate swaps hedge LIBOR-based commercial loans and were initiated to help offset a reduction in commercial loan interest income resulting from a decrease in interest rates. The $600 million of interest rate swaps were entered into in 2001 and mature in 2006. The net settlement on the $600 million of interest rate swaps increased commercial loan interest income by $6.5 million from March 16, 2002 through June 30, 2002. We estimate net settlement gains, recorded as commercial loan interest income, of $19 million over the next twelve months resulting from these cash flow hedges.

     In addition to the cash flow hedges described above, we have various derivative instruments that hedge the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge). Any portion of the changes in fair value of derivatives designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in 2002.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Operating Segments

     As of June 30, 2002, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment includes UCB from March 15, 2002 and operates primarily in the continental United States. The First Hawaiian segment operates primarily in the State of Hawaii.

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

     The tables below present information about our operating segments as of or for the three and six months ended June 30, 2002 and 2001, respectively:

	Three Months Ended June 30,

	Bank of	First		Reconciling	Consolidated
	the West	Hawaiian	Other	Items	Totals

	(in millions)
2002
Net interest income	$271	$82	$(31)	$—	$322
Net income	86	31	(20)	—	97
Segment assets	25,482	8,869	7,335	(7,703)	33,983
Goodwill	2,218	994	173	—	3,385
2001
Net interest income	$120	$82	$(3)	$—	$199
Net income	35	33	(2)	—	66
Segment assets	12,323	7,424	3,385	(3,816)	19,316
Goodwill	605	69	—	—	674

	Six Months Ended June 30,

	Bank of	First		Reconciling	Consolidated
	the West	Hawaiian	Other	Items	Totals

	(in millions)
2002
Net interest income	$440	$165	$(59)	$—	$546
Net income	137	62	(37)	—	162
Segment assets	25,482	8,869	7,335	(7,703)	33,983
Goodwill	2,218	994	173	—	3,385
2001
Net interest income	$232	$163	$(7)	$—	$388
Net income	69	64	(5)	—	128
Segment assets	12,323	7,424	3,385	(3,816)	19,316
Goodwill	605	69	—	—	674

The reconciling items in the tables above are primarily intercompany eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions, specifically with respect to changes in the United States economy; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) risk and uncertainties regarding the purchase of UCB, including: a) the possibility of customer or employee attrition following the UCB transaction; b) lower than expected revenues following the UCB transaction; and c) problems or delays in bringing together UCB with BancWest/Bank of the West; (10) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (11) our reliance on third parties to provide certain critical services, including data processing; (12) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) or other standard setting bodies; (13) technological changes; (14) other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and (15) management’s ability to manage risks that result from these and other factors. Our forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

GAAP, OPERATING AND CASH EARNINGS

We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles (“GAAP”), as well as on an operating basis before merger-related, integration and other nonrecurring costs and/or the effects of the amortization of intangible assets. We refer to the results as “operating” and “cash” earnings, respectively. Operating earnings, cash earnings and operating cash earnings (the combination of the effect of adjustments for both cash and operating results), as well as information calculated from them and related discussions, are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results excluding the effects of discrete business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the Company as management views it. Operating earnings and cash earnings should not be viewed as a substitute for net income as determined in accordance with GAAP. Merger-related and integration costs, amortization of intangible assets and other items excluded from net income to derive operating and cash earnings may be significant and may not be comparable to those of other companies.

BancWest Corporation and Subsidiaries
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands)	2002	2001	2002	2001

Earnings:
Net income	$96,578	$65,941	$161,995	$127,688
Selected Financial Ratios:
Return on average total assets (ROA)			1.14%	1.35%
Return on average stockholder’s equity (ROE)			10.83	12.55
Net interest margin (taxable-equivalent basis)			4.62	4.62
Allowance for credit losses to total loans and leases (at June 30)			1.60	1.32
Nonperforming assets to total assets (at June 30)			.74	.68
Allowance for credit losses to nonperforming loans and leases (at June 30)			1.69x	1.74x

Non-GAAP Information(1)
Operating earnings(2)	$98,188	$65,941	$167,203	$130,030
Cash earnings(3)	100,010	75,646	167,071	145,949
Operating cash earnings(2), (3)	101,620	75,646	172,279	148,291
Selected Financial Ratios:
Operating return on average total assets (ROA)(2)			1.18%	1.37%
Return on average tangible assets(4)			1.36	1.63
Operating return on average stockholder’s equity (ROE)(2)			11.17	12.78

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operations.

(2)	Excluding after-tax restructuring and integration costs of $1,610,000 in the second quarter of 2002, $5,208,000 for the six months ended June 30, 2002 and $2,342,000 in the first quarter of 2001.

(3)	Excluding amortization of goodwill and core deposit intangible.

(4)	Defined as operating cash earnings as a percentage of average total assets minus average goodwill and core deposit intangible.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the three and six months ended June 30, 2002 to the same periods in 2001:

	2002	2001		% Change

	(in thousands)
Three months ended June 30,
Net income	$96,578	$65,941	(1)	46.5%

Non-GAAP income:
Operating earnings(5)	98,188	65,941	(1)	48.9
Cash earnings(2)	100,010	75,646	(1)	32.2
Operating cash earnings(2),(5)	101,620	75,646	(1)	34.3
Six months ended June 30,
Net income	$161,995	$127,688	(3)	26.9%

Non-GAAP income:
Operating earnings(4), (5)	167,203	130,030	(3)	28.6
Cash earnings(2)	167,071	145,949	(3)	14.5
Operating cash earnings(2), (4), (5)	172,279	148,291	(3)	16.2

(1)	Includes a $7.3 million after-tax net effect of the additional gain realized on the sale of the Concord securities in June 2001 and an additional provision for credit losses. Excluding the after-tax net effect of the gain and additional provision for credit losses, second quarter 2001 earnings and cash earnings were $58.6 million and $68.3 million, respectively.

(2)	Excluding after-tax amortization of goodwill and core deposit intangibles.

(3)	Includes $14.9 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, earnings and cash earnings for the six months ended June 30, 2001 were $112.8 million and $131 million, respectively. Operating earnings and operating cash earnings, excluding the net after-tax effect of the aforementioned items, were $115.1 million and $133.4 million, respectively.

(4)	Excluding after-tax restructuring and integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

(5)	Excluding after-tax restructuring and integration costs of $1.6 million in the second quarter of 2002 and $5.2 million in the first six months of 2002, related to the United California Bank acquisition in March 2002.

Net income and cash earnings increased for the three months ended June 30, 2002 compared to the same period in 2001, primarily due to higher net interest income, resulting from higher average earning assets and a lower rate paid on funding sources. Also contributing to the increase in our net income and cash earnings in the second quarter of 2002 over the same period in 2001 was increased contribution from our Bank of the West operating segment, including the operations of UCB for the entire quarter.

The increases in net income, operating earnings, cash earnings and operating cash earnings for the first six months of 2002 compared to the same period in 2001 was primarily due to the acquisition of UCB on March 15, 2002, partially offset by the after-tax net effect of $14.9 million related to the Concord security gain, additional provision for credit losses and other nonrecurring items in 2001. The cessation of the amortization of goodwill in 2002 due to changes to GAAP (see Note 2 to our Consolidated Financial Statements on pages 7 and 8) also contributed to the increase in net income and operating earnings.

NET INCOME, Continued

The table below shows the return on average total assets, the return on average tangible assets and the return on average stockholder’s equity for the first six months of 2002 compared to the same period in 2001. The return on average tangible assets is defined as operating cash earnings as a percentage of average total tangible assets.

	2002	2001	% Change

Return on average total assets	1.14%	1.35%	(15.6)%
Return on average stockholder’s equity	10.83	12.55	(13.7)
Non-GAAP returns:
Operating return on average total assets(1)	1.18	1.37	(13.9)
Return on average tangible assets(1)	1.36	1.63	(16.6)
Operating return on average stockholder’s equity(1)	11.17	12.78	(12.6)

(1)	Ratios are computed excluding after-tax restructuring, integration, and other nonrecurring costs related to the United California Bank acquisition in March 2002 and the Nevada and New Mexico branch acquisitions in the first quarter of 2001, respectively.

NET INTEREST INCOME

The following table compares net interest income on a taxable-equivalent basis for the three and six months ended June 30, 2002 to the same periods in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended June 30,
Net interest income	$322,183	$198,766	62.1%
Six months ended June 30,
Net interest income	$546,741	$388,214	40.8%

The increase in net interest income for the three months ended June 30, 2002 over the same period in 2001 was primarily due to an increase in average earning assets of 62.2%, or $10.6 billion, and a 134-basis-point decrease (1% equals 100 basis points) in the rate paid on funding sources, offset by a 135-basis-point decline in the yield on average earning assets. In addition, lower cost of funds resulted from higher average noninterest-bearing deposits, which increased by $2.7 billion, or 87.4%, in the second quarter of 2002 over the same period in 2001.

The increase in net interest income for the six months ended June 30, 2002 over the same period in 2001 was primarily due to an increase in average earning assets of 40.8%, or $6.9 billion, and a 143-basis-point decline in the rate paid on funding sources, offset by a 143-basis-point decline in the yield on average earning assets. The lower cost of funds is also a result of higher average noninterest-bearing deposits, which increased by $1.8 billion, or 58.7%, in the first six months of 2002 over the same period in 2001.

NET INTEREST INCOME, Continued

The following table compares the net interest margin for the three and six months ended June 30, 2002 to the same periods in 2001:

			Change
	2002	2001	(Basis Points)

Three months ended June 30,
Yield on average earning assets	6.47%	7.82%	(135)
Rate paid on funding sources	1.82	3.16	(134)

Net interest margin	4.65	4.66	(1)
Six months ended June 30,
Yield on average earning assets	6.57%	8.00%	(143)
Rate paid on funding sources	1.95	3.38	(143)

Net interest margin	4.62	4.62	—

In the three-month period ended June 30, 2002, as compared to the same period in 2001, the net interest margin decreased by 1 basis point, primarily due to the decline in the rate paid on funding sources of 134 basis points and a decrease in the yield on average earning assets of 135 basis points. The effects of the reduction of key interest rates by the Federal Reserve are primarily responsible for the decline in yields and rates.

The net interest margin for the first six months of 2002 is the same as the first six months of 2001. The Federal Reserve’s benchmark Federal Funds rate changed eleven times in the period from January 2001 through December 2001. For further discussions of the impact that the changing interest environment has had on the rate paid on deposits, see page 21.

Our cost of funds was lowered by an increase in average noninterest-bearing deposits in the three and six months ended June 30, 2002 as compared to the same periods in 2001. The percentage of average noninterest-bearing deposits to total average deposits increased to 24.5% and 23.7% over 21.6% and 21.3%, for the three and six months ended June 30, 2002 and 2001, respectively.

The following table compares average earning assets, average loans and leases and average interest-bearing deposits and liabilities for the three and six months ended June 30, 2002 to the same periods in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended June 30,
Average earning assets	$27,769,418	$17,123,696	62.2%
Average loans and leases	24,210,725	14,401,157	68.1
Average interest-bearing deposits and liabilities	22,774,492	13,249,065	71.9
Six months ended June 30,
Average earning assets	$23,864,302	$16,950,114	40.8%
Average loans and leases	20,556,271	14,274,044	44.0
Average interest-bearing deposits and liabilities	19,815,177	13,140,994	50.8

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

The increase in average interest-bearing deposits and liabilities was due to increases in interest-bearing deposits, short-term borrowings and long-term debt. Expansion of our customer deposit base, primarily from our Bank of the West operating segment and the UCB acquisition, contributed to the increase.

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

	Three Months Ended June 30

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$102,552	$493	1.93%	$269,997	$3,327	4.94%
Federal funds sold and securities purchased under agreements to resell	237,677	1,060	1.79	245,639	2,783	4.54
Investment securities(2)	3,218,464	40,096	5.00	2,206,903	33,754	6.13
Loans and leases(3), (4)	24,210,725	406,330	6.73	14,401,157	293,774	8.18

Total earning assets	27,769,418	447,979	6.47	17,123,696	333,638	7.82

Nonearning assets	5,632,232			2,167,039

Total assets	$33,401,650			$19,290,735

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$127,179	$1,235	1.96%	$260,415	$6,937	5.37%
Federal funds sold and securities purchased under agreements to resell	221,462	1,926	1.75	261,973	6,676	5.14
Investment securities(2)	2,959,390	74,884	5.10	2,153,682	67,140	6.29
Loans and leases(3), (4)	20,556,271	699,296	6.86	14,274,044	591,811	8.36

Total earning assets	23,864,302	777,341	6.57	16,950,114	672,564	8.00

Nonearning assets	4,759,485			2,133,200

Total assets	$28,623,787			$19,083,314

(1)	Annualized.

(2)	Average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $14,554 and $25,692 for the three and six months ended June 30, 2002, respectively, and $9,971 and $18,700 for the three and six months ended June 30, 2001, respectively.

	Three Months Ended June 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$383,840	$262	0.27%	$310,703	$492	0.64%
Savings	9,290,184	28,005	1.21	4,554,184	23,658	2.08
Time	7,654,289	47,795	2.50	6,251,183	79,996	5.13
Foreign	707,916	2,716	1.54	193,322	1,715	3.56

Total interest-bearing deposits	18,036,229	78,778	1.75	11,309,392	105,861	3.75
Short-term borrowings	2,422,460	10,263	1.70	910,048	9,894	4.36
Long-term debt and capital securities	2,315,803	36,755	6.37	1,029,625	19,117	7.45

Total interest-bearing deposits and liabilities	22,774,492	125,796	2.22	13,249,065	134,872	4.08

Interest rate spread			4.25%			3.74%

Noninterest-bearing deposits	5,848,034			3,121,124
Other liabilities	1,057,518			859,739

Total liabilities	29,680,044			17,229,928
Stockholder’s equity	3,721,606			2,060,807

Total liabilities and stockholder’s equity	$33,401,650			$19,290,735

Net interest income and margin on total earning assets		322,183	4.65%		198,766	4.66%

Tax equivalent adjustment		289			78

Net interest income		$321,894			$198,688

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

	(dollars in thousands)
LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$360,155	$481	0.27%	$312,295	$1,136	0.73%
Savings	7,526,291	44,235	1.19	4,442,041	48,888	2.22
Time	7,162,298	93,046	2.62	6,339,555	172,465	5.49
Foreign	539,953	4,645	1.73	198,332	3,793	3.86

Total interest-bearing deposits	15,588,697	142,407	1.84	11,292,223	226,282	4.04
Short-term borrowings	1,879,629	16,056	1.72	827,352	20,112	4.90
Long-term debt and capital securities	2,346,851	72,137	6.20	1,021,419	37,956	7.49

Total interest-bearing deposits and liabilities	19,815,177	230,600	2.35	13,140,994	284,350	4.36

Interest rate spread			4.22%			3.64%

Noninterest-bearing deposits	4,839,063			3,050,014
Other liabilities	951,984			840,643

Total liabilities	25,606,224			17,031,651
Stockholder’s equity	3,017,563			2,051,663

Total liabilities and stockholder’s equity	$28,623,787			$19,083,314

Net interest income and margin on total earning assets		546,741	4.62%		388,214	4.62%

Tax equivalent adjustment		367			153

Net interest income		$546,374			$388,061

(1)	Annualized.

INVESTMENT SECURITIES

Held-to-Maturity

There were no held-to-maturity investment securities at June 30, 2002 and December 31, 2001. The following table presents the amortized cost, unrealized gains and losses, and fair values of held-to-maturity investment securities as of June 30, 2001:

June 30,
2001

(in thousands)
Amortized cost	$97,764
Unrealized gains	632
Unrealized losses	(142)

Fair value	$98,254

Available-for-Sale

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:

	June 30,	December 31,	June 30,
	2002	2001	2001

		(in thousands)
Amortized cost	$3,420,299	$2,529,133	$2,140,191
Unrealized gains	51,979	23,672	29,216
Unrealized losses	(2,293)	(10,632)	(5,218)

Fair value	$3,469,985	$2,542,173	$2,164,189

Gross realized gains and losses on available-for-sale investment securities for the six months ended June 30, 2002 and 2001 were as follows:

	2002	2001

	(in thousands)
Realized gains	$722	$19,987
Realized losses	(38)	(51)

Securities gains, net	$684	$19,936

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

Concord Security Gain

The $41.3 million pre-tax securities gain that was recognized in the first quarter of 2001 relates to the merger between Star System, Inc. (“Star”) and Concord EFS, Inc. (“Concord”) on February 1, 2001. All of the outstanding shares of Star were exchanged for Concord shares in the merger. Prior to that merger, BancWest’s shares of Star System, Inc., were reported on our Consolidated Balance Sheet in other assets due to certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at June 30, 2002, December 31, 2001 and June 30, 2001:

	June 30, 2002		December 31, 2001		June 30, 2001

	Amount	%	Amount	%	Amount	%

			(dollars in thousands)
Commercial, financial and agricultural	$4,904,660	20.3%	$2,387,605	15.7%	$2,452,008	16.9%
Real estate:
Commercial	4,814,826	19.9	2,957,194	19.4	2,799,894	19.3
Construction	1,081,779	4.5	464,462	3.1	414,143	2.9
Residential:
Insured, guaranteed or conventional	3,908,437	16.2	1,831,824	12.0	1,786,392	12.2
Home equity credit lines	655,721	2.7	432,003	2.9	443,747	3.1

Total real estate loans	10,460,763	43.3	5,685,483	37.4	5,444,176	37.5

Consumer	6,114,384	25.3	4,471,897	29.3	4,110,766	28.3
Lease financing	2,297,967	9.5	2,293,199	15.1	2,187,144	15.0
Foreign	385,036	1.6	385,548	2.5	334,537	2.3

Total loans and leases	24,162,810	100.0%	15,223,732	100.0%	14,528,631	100.0%

Less allowance for credit losses	387,272		194,654		191,698

Total net loans and leases	$23,775,538		$15,029,078		$14,336,933

Total loans and leases to:
Total assets	$33,982,709	71.1%	$21,646,514	70.3%	$19,315,983	75.2%
Total earning assets	27,736,961	87.1%	17,914,186	85.0%	16,892,712	86.0%
Total deposits	24,108,999	100.2%	15,334,051	99.3%	14,615,574	99.4%

The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. The increase in loans and leases as of June 30, 2002, as compared to December 31, 2001, was primarily due to the acquisition of UCB on March 15, 2002 and growth in our Bank of the West operating segment. Our net loans and leases increased by 58.2% to $23.8 billion over December 31, 2001 and 65.8% over June 30, 2001.

Total commercial, financial and agricultural loans at June 30, 2002 increased by 105.4%, or $2.5 billion, over December 31, 2001 and 100%, or $2.5 billion, over June 30, 2001. The increase in this category was primarily due to the UCB acquisition.

Total real estate-commercial loans at June 30, 2002 increased by 62.8%, or $1.9 billion, over December 31, 2001 and 72.0%, or $2.0 billion, over June 30, 2001, primarily due to growth in our Bank of the West operating segment, including loans acquired with UCB.

Total real estate-construction loans at June 30, 2002 increased by 132.9%, or $617.3 million, over December 31, 2001 and 161.2%, or $667.6 million, over June 30, 2001, primarily due to the UCB acquisition.

LOANS AND LEASES, Continued

Total real estate-residential loans at June 30, 2002 increased by 101.6%, or $2.3 billion, over December 31, 2001 and 104.7% over June 30, 2001, primarily due to the UCB acquisition.

Total consumer loans at June 30, 2002 increased 36.7%, or $1.6 billion, over December 31, 2001 and increased 48.7%, or $2.0 billion, over June 30, 2001. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. The increase in consumer loans at June 30, 2002 as compared to December 31, 2001 and June 30, 2001 was primarily a result of growth in our Bank of the West operating segment and the acquisition of UCB.

The lease financing portfolio increased by .2%, or $4.8 million, over December 31, 2001, and increased 5.1%, or $110.8 million, over June 30, 2001 primarily due to growth in our Bank of the West operating segment.

Our foreign loans are principally in Guam and Saipan. Foreign loans as of June 30, 2002 decreased $512,000, or .1%, over December 31, 2001 and increased $50.5 million, or 15.1%, over June 30, 2001. The increase over June 30, 2001 was primarily due to our branch acquisition in November 2001.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At June 30, 2002, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the above table.

DEPOSITS

Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At June 30, 2002, total deposits were $24.1 billion, an increase of 65.0% over June 30, 2001. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, especially the UCB acquisition, as well as various deposit product programs that we initiated. Contributing to the increase were the First Hawaiian branch acquisitions in Guam and Saipan from the Union Bank of California.

The decrease in all of the rates paid on deposits reflects falling rates in 2001, caused primarily by actions of the Federal Reserve’s Open Market Committee. During the 12-month period from July 1, 2001 to June 30, 2002, the benchmark federal funds rate decreased five times totaling 200 basis points. The rates paid on deposits reflect this rapidly changing interest rate environment at different speeds, due to the repricing characteristics of each type of deposit. Time deposits, which generally reprice more slowly than other deposits, do not yet fully reflect the sharp decreases in interest rates implemented in 2001, while money market and savings deposits, which can be repriced more rapidly, are more reflective of the decrease in the interest rate environment. The deposits in the foreign category are a mixture of time, savings and other interest-bearing deposits; therefore, its rate reflects both types of repricing characteristics. Additional information on our average deposit balances and rates paid is provided in the table on pages 17 and 18.

NONPERFORMING ASSETS

Nonperforming assets at June 30, 2002, December 31, 2001 and June 30, 2001 are as follows:

	June 30,	December 31,	June 30,
	2002	2001	2001

	(dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$152,280	$35,908	$55,609
Real estate:
Commercial	43,061	27,568	19,060
Construction	—	—	119
Residential:
Insured, guaranteed, or conventional	10,551	9,003	9,887

Total real estate loans	53,612	36,571	29,066

Consumer	2,856	6,144	3,111
Lease financing	9,193	9,570	12,180
Foreign	8,398	4,074	5,116

Total nonaccrual loans and leases	226,339	92,267	105,082

Restructured:
Commercial, financial and agricultural	1,231	1,569	1,091
Real estate:
Commercial	1,259	3,019	3,923
Residential:
Insured, guaranteed, or conventional	—	257	337

Total real estate loans	1,259	3,276	4,260

Total restructured loans and leases	2,490	4,845	5,351

Total nonperforming loans and leases	228,829	97,112	110,433
Other real estate owned and repossessed personal property	22,566	22,321	21,467

Total nonperforming assets	$251,395	$119,433	$131,900

Past due loans and leases (1):
Commercial, financial and agricultural	$22,248	$11,134	$9,230
Real estate:
Commercial	1,187	385	382
Construction	—	—	136
Residential:
Insured, guaranteed, or conventional	1,375	3,303	4,052
Home equity credit lines	456	467	305

Total real estate loans	3,018	4,155	4,875

Consumer	2,522	3,323	2,792
Lease financing	98	146	194
Foreign	274	2,023	965

Total past due loans and leases	$28,160	$20,781	$18,056

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	1.04%	.78%	.91%
Including past due loans and leases	1.16%	.92%	1.03%
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	.74%	.55%	.68%
Including past due loans and leases	.82%	.65%	.78%

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

NONPERFORMING ASSETS, Continued

Nonperforming assets at June 30, 2002 were $251.4 million, or 1.04%, of total loans and leases and other real estate owned and repossessed personal property (“OREO”), compared to .91% at June 30, 2001. Nonperforming assets at June 30, 2002 were .74% of total assets, compared to .68% at June 30, 2001.

Nonperforming assets at June 30, 2002 increased by $132.0 million, or 110.5%, from December 31, 2001. The increase in nonaccrual loans was primarily due to commercial, financial and agricultural loans and real estate-commercial loans in our Bank of the West operating segment. The increase was primarily due to the acquisition of UCB, partially offset by lower nonperforming assets in the First Hawaiian operating segment.

Nonperforming assets at June 30, 2002 increased by $119.5 million, or 90.6%, from June 30, 2001. The increase was primarily attributable to increases in nonaccrual commercial, financial and agricultural loans and real estate-commercial loans, which were partially offset by decreases in nonaccrual consumer and lease financing loans.

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

While the majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans, certain past-due consumer loans and leases are not placed on nonaccrual status because they are charged off upon reaching a predetermined delinquency status varying from 120 to 180 days, depending on product type.

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

Loans past due 90 days or more and still accruing interest totaled $28.2 million at June 30, 2002, an increase of $10.1 million, or 56.0%, from June 30, 2001. Loans past due 90 days or more and still accruing interest increased by $7.4 million, or 35.5%, from December 31, 2001 to June 30, 2002. The increase was primarily due to higher commercial, financial and agricultural loans, which was partially offset by a decrease in real estate-residential and foreign loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2002		2001		2002		2001

	(dollars in thousands)
Loans and leases outstanding (end of period)	$24,162,810		$14,528,631		$24,162,810		$14,528,631

Average loans and leases outstanding	$24,210,725		$14,401,157		$20,556,271		$14,274,044

Allowance for credit losses:
Balance at beginning of period	$383,003		$186,246		$194,654		$172,443

Allowance of subsidiaries purchased	—		—		210,000		—
Loans and leases charged off:
Commercial, financial and agricultural	4,758		6,169		33,443		16,825
Real estate:
Commercial	1,568		70		1,634		469
Construction	—		—		—		—
Residential	315		467		709		1,534
Consumer	6,096		9,560		18,971		18,224
Lease financing	11,244		4,189		17,277		7,187
Foreign	393		273		868		875

Total loans and leases charged off	24,374		20,728		72,902		45,114

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	776		200		3,500		347
Real estate:
Commercial	116		16		246		66
Construction	34		66		254		197
Residential	214		186		416		386
Consumer	1,950		1,848		4,141		3,547
Lease financing	2,535		493		3,787		995
Foreign	116		221		267		481

Total recoveries on loans and leases
previously charged off	5,741		3,030		12,611		6,019

Net charge-offs	(18,633)		(17,698)		(60,291)		(39,095)

Provision for credit losses	22,902		23,150		42,909		58,350

Balance at end of period	$387,272		$191,698		$387,272		$191,698

Net loans and leases charged off to average loans and leases	.31	%(1)	.49	%(1)	.59	%(1)	.55	%(1)
Net loans and leases charged off to allowance for credit losses	19.30	%(1)	37.03	%(1)	31.39	%(1)	41.13	%(1)
Allowance for credit losses to total loans and leases (end of period)	1.60%		1.32%		1.60%		1.32%
Allowance for credit losses to nonperforming loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	1.69x		1.74x		1.69x		1.74x
Including 90 days past due accruing loans and leases	1.51x		1.49x		1.51x		1.49x

(1)	Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

The provision for credit losses for the first six months of 2002 was $42.9 million, a decrease of $15.4 million, or 26.5%, compared to the same period in 2001. The decrease in the provision for credit losses for the first six months of 2002 compared to the same period in 2001 primarily reflects the $22.8 million in additional provision for credit losses that we recorded in the first six months of 2001 in response to macroeconomic events.

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

Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system utilizes ten different principal risk categories where “1” is “no risk” and “10” is “loss.” Risk parameters are established so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate-construction (which accounted for only 4.5% of total loans and leases at June 30, 2002), as well as Hawaiian commercial real estate and agricultural loans.

•	Restricted Participation in Syndicated National Credits. In addition to providing backup commercial paper facilities primarily to investment-grade companies, we participate in media finance credits in the national market, one of our traditional niches where we have developed a special expertise over a long period of time and with experienced personnel. Recently, we began a program to reduce our outstanding commitments and balances in these types of credits. At June 30, 2002, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 2%.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 65% of our lease financing portfolio and 18% of our combined lease financing and consumer loans at June 30, 2002), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values, we set aside reserves to cover the uninsured portion.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

Charge-offs were $72.9 million for the first six months of 2002, an increase of $27.8 million, or 61.6%, over the same period in 2001. The increase was primarily due to charge-offs in commercial, financial and agricultural loans, consumer loans and lease financing in the first six months of 2002. The higher charge-offs resulted from the larger loan portfolio of our Bank of the West operating segment, including the UCB acquisition.

For the first six months of 2002, recoveries increased by $6.6 million, or 109.5%, compared to the same period in 2001. The increase in recoveries was primarily in commercial, financial and agricultural loans and lease financing.

Net charge-offs for the first six months of 2002 were 0.59% (annualized) compared to 0.55% (annualized) for the same period in 2001.

The Allowance decreased to 1.69 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at June 30, 2002 from 1.74 times at June 30, 2001. The decrease in the ratio is principally due to an increase in nonperforming loans and leases, primarily in our Bank of the West operating segment following the acquisition of UCB.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at June 30, 2002. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and those specific items mentioned above in particular and make necessary adjustments to the Allowance accordingly.

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three and six months ended June 30, 2002, as compared to the same periods in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended June 30,
Service charges on deposit accounts	$36,561	$22,573	62.0%
Trust and investment services income	10,252	8,083	26.8
Other service charges and fees	31,912	20,198	58.0
Securities gains, net	456	19,936	N/M
Other	9,248	9,006	2.7

Total noninterest income	$88,429	$79,796	10.8%

Six months ended June 30,
Service charges on deposit accounts	$62,535	$43,009	45.4%
Trust and investment services income	18,392	17,210	6.9
Other service charges and fees	55,410	38,572	43.7
Securities gains, net	684	61,236	N/M
Other	14,032	18,268	(23.2)

Total noninterest income	$151,053	$178,295	(15.3)%

N/M — Not Meaningful.

As the table above shows in detail, noninterest income increased by 10.8% for the three months ended June 30, 2002 and decreased 15.3% for the six months ended June 30, 2002 compared to the same periods in 2001. Significant items include the following:

•	The Concord stock securities gain in 2001 of $59.8 million was primarily responsible for the decrease in securities gains for the three and six months ended June 30, 2002 as compared to the same periods in 2001.

•	The increases in service charges on deposit accounts for the three and six months ended June 30, 2002, compared to the same periods in 2001, were primarily due to higher levels of deposits resulting from the expansion of our customer deposit base predominately in our Bank of the West operating segment, especially the deposits from UCB.

•	The increase in trust and investment services income for the three and six months ended June 30, 2002, compared to the same periods in 2001, resulted primarily from our Bank of the West operating segment.

•	The increases in other service charges and fees for the three and six months ended June 30, 2002, compared to the same periods in 2001, were primarily due to: (1) higher merchant services fees, due to higher fee charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; and (3) higher miscellaneous service fees.

•	The decrease in other noninterest income for the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to lower gains on the sale of OREO property in 2002 and a gain on the sale of securitized loans in 2001.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three and six months ended June 30, 2002 as compared to the same periods in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended June 30,
Salaries and wages	$86,463	$51,390	68.2%
Employee benefits	35,675	18,844	89.3
Occupancy expense	23,495	17,006	38.2
Outside services	17,808	11,999	48.4
Intangible amortization	5,763	11,136	(48.2)
Equipment expense	14,480	7,558	91.6
Stationery and supplies	7,389	5,293	39.6
Advertising and promotion	8,034	3,957	103.0
Restructuring and integration costs	2,738	—	—
Other	26,975	20,533	31.4

Total noninterest expense	$228,820	$147,716	54.9%

Six months ended June 30,
Salaries and wages	$146,557	$100,767	45.4%
Employee benefits	59,157	36,817	60.7
Occupancy expense	39,109	33,241	17.7
Outside services	31,060	23,502	32.2
Intangible amortization	8,520	21,420	(60.2)
Equipment expense	22,209	15,090	47.2
Stationery and supplies	13,074	9,693	34.9
Advertising and promotion	12,691	8,290	53.1
Restructuring and integration costs	8,753	3,935	122.4
Other	46,788	45,049	3.9

Total noninterest expense	$387,918	$297,804	30.3%

As the table above shows in detail, noninterest expense increased by 54.9% and 30.3% for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. In addition to the factors noted below, the increase in noninterest expense for the three and six months ended June 30, 2002, compared to the same periods in 2001, was primarily due to the UCB acquisition. Factors causing the increase include the following:

•	The increases in salaries and wages and employee benefits reflect increased employees, primarily due to the UCB acquisition. Also, the increase for the three and six months ended June 30, 2002 included $4.4 million in costs related to participation in the BNPP Discounted Share Purchase Plan in June 2002. In addition, total salaries and wages for the three and six months ended June 30, 2002 increased compared to the same periods in 2001, due to lower net periodic pension benefit credits in 2002.

•	The decrease in intangible amortization reflects the adoption of new accounting standards in 2002 that ceased the amortization of goodwill.

•	Restructuring and integration costs relate to our acquisition of UCB in 2002 and the Nevada and New Mexico branches in 2001.

INCOME TAXES

Our effective income tax rates (exclusive of the tax equivalent adjustment) for the three and six months ended June 30, 2002 were 39.1% and 39.2%, as compared to 38.7% and 39.3%, respectively, for the same periods in 2001.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 15.9% of total assets at June 30, 2002 compared to 16.7% at December 31, 2001.

Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans.

We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the six months ended June 30, 2002 increased 40.4% to $20.4 billion, over the year ended December 31, 2001, primarily due to continued expansion of our customer base in the Western United States and the acquisition of UCB. Average total deposits funded 71% of average total assets for the six months ended June 30, 2002 and 75% for the year ended December 31, 2001.

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

Liquidity for the parent company is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets and the ability to obtain resources from BNP Paribas.

NONAUDIT SERVICES PROVIDED BY AUDITORS

In the period from January 1 to August 9, 2002, our audit committee has approved up to $1.1 million in fees related to non-audit services provided by our independent public accountants, PricewaterhouseCoopers, L.L.P. These fees relate primarily to assistance in the integration efforts of Bank of the West with UCB.

CAPITAL

Stockholder’s equity was $3.799 billion at June 30, 2002, an increase of 89.8% over $2.002 billion at December 31, 2001. Compared to June 30, 2001, stockholder’s equity at June 30, 2002 increased by $1.718 billion, or 82.6%. The increase was primarily due to the issuance of additional Class A common shares in connection with the UCB acquisition.

Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum amounts of Tier 1 Capital and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of June 30, 2002 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(dollars in thousands)
Tier 1 Capital to Risk-Weighted Assets:
Bank of the West	$1,988,101	9.63%	$825,841	4.00%	$1,238,762	6.00%
First Hawaiian	673,955	10.31	261,389	4.00	392,083	6.00
Total Capital to Risk-Weighted Assets:
Bank of the West	$2,471,805	11.97%	$1,651,682	8.00%	$2,064,603	10.00%
First Hawaiian	827,046	12.66	522,778	8.00	653,472	10.00
Tier 1 Capital to Average Assets:
Bank of the West	$1,988,101	8.75%	$908,363	4.00%	$1,135,454	5.00%
First Hawaiian	673,955	8.81	306,067	4.00	382,583	5.00

Due to the election to become a financial holding company done concurrently with the BNP Paribas Merger, only the Company’s depository institution subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. If they fail to meet minimum capital requirements, these agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.

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

The Asset/Liability Committees of the Company and its major subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies. Other than commitments to purchase and sell foreign currencies and mortgage-backed securities and certain interest rates swaps and options, interest rate derivatives are not entered into for trading purposes.

We also enter into customer accommodation interest rate swaps and foreign exchange spot and forward contracts to offset either the customer’s counter-position or our foreign currency denominated deposits. These contracts basically offset each other and they do not expose us to material losses resulting from interest rate or foreign currency fluctuations.

INTEREST RATE RISK MEASUREMENT AND MANAGEMENT, Continued

The Company models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up and down in 100 basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g. periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, swaptions, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (“flat rate scenario”) to determine the level of interest rate risk at that time.

The projected impact of 100 basis-point incremental increases and decreases in interest rates on the Company’s consolidated net interest income over the 12 months beginning July 1 and January 1, 2002 is shown below:

(dollars in millions)	+ 3%	+2%	+1%	Flat	-1%

July 1, 2002
Net Interest Income	$1,305.5	$1,301.6	$1,293.1	$1,280.2	$1,255.2
Difference from flat	$25.3	$21.4	$12.9	$—	$(25.0)
% variance	2.0%	1.7%	1.0%	—%	(2.0)%

January 1, 2002
Net Interest Income	$850.5	$855.5	$859.0	$857.9	$855.4
Difference from flat	$(7.4)	$(2.4)	$1.1	$—	$(2.5)
% variance	(0.9)%	(0.3)%	0.1%	—%	(0.3)%

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve and spreads between benchmark rates.

SIGNIFICANT ASSUMPTIONS UTILIZED AND INHERENT LIMITATIONS

The net interest income changes for each interest rate scenario presented above include assumptions based on accelerating or decelerating mortgage and installment loan prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers’ historic behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be predicted with certainty (e.g. prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

(a)	Exhibit 12	Statement regarding computation of ratios.

	Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K/A	On May 29, 2002, the registrant filed a Report on Form 8-K/A that provided information under Items 2 and 7 concerning the registrant’s acquisition of all of the outstanding stock of United California Bank on March 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

Date	August 14, 2002	By	/s/ Douglas C. Grigsby

Douglas C. Grigsby Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

12	Statement regarding computation of ratios.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.