Form 10-Q
period 2002-09-30
BANCWEST CORP/HI
filed 2002-11-14
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

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

None

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
Yes  [   ]    No  [   ]

As of October 31, 2002, the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class Class A Common Stock, $0.01 Par Value	Outstanding 85,759,123 Shares

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at September 30, 2002, December 31, 2001 and September 30, 2001	2 - 3

	Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001	4

	Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31 - 32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

CERTIFICATIONS		35 - 36

EXHIBIT INDEX		37

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,	September 30,
	2002	2001	2001

		(in thousands)

Assets
Cash and due from banks	$1,308,653	$737,262	$851,996
Interest-bearing deposits in other banks	272,082	109,935	102,518
Federal funds sold and securities purchased under agreements to resell	351,925	233,000	65,000
Investment securities:
Held-to-maturity	—	—	92,535
Available-for-sale	3,748,472	2,542,173	2,299,659
Loans and leases:
Loans and leases	24,141,513	15,223,732	14,912,144
Less allowance for credit losses	385,190	194,654	188,717

Net loans and leases	23,756,323	15,029,078	14,723,427

Premises and equipment, net	394,800	273,035	286,034
Customers’ acceptance liability	28,200	1,498	1,301
Core deposit intangible, net	216,174	110,239	70,783
Goodwill, net	3,383,877	2,061,805	665,952
Other real estate owned and repossessed personal property	15,523	22,321	22,610
Other assets	780,471	526,168	572,398

Total assets	$34,256,500	$21,646,514	$19,754,213

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$16,930,452	$11,453,882	$11,149,942
Noninterest-bearing	6,779,247	3,407,209	3,255,521
Foreign	647,163	472,960	263,267

Total deposits	24,356,862	15,334,051	14,668,730

Federal funds purchased and securities sold under agreements to repurchase	617,470	713,384	881,526
Other short-term borrowings	1,549,713	240,936	146,370
Acceptances outstanding	28,200	1,498	1,301
Other liabilities	1,187,070	891,641	886,292
Long-term debt	2,325,513	2,197,954	780,067
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	259,893	265,130	250,000

Total liabilities	$30,324,721	$19,644,594	$17,614,286

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	September 30,	December 31,	September 30,
	2002	2001	2001

	(in thousands, except per share data)

Stockholder’s equity:
Class A common stock, par value $.01 per share at September 30, 2002 and December 31, 2001 and $1 per share at September 30, 2001
Authorized — 150,000,000 shares at September 30, 2002, December 31, 2001 and September 30, 2001
Issued — 85,759,123 shares at September 30, 2002 and 56,074,874 shares at December 31, 2001 and September 30, 2001	$858	$561	$56,075
Common stock, par value $1 per share
Authorized — 400,000,000 shares at September 30, 2001
Issued — 71,105,402 shares at September 30, 2001	—	—	71,105
Surplus	3,587,403	1,985,275	1,127,633
Retained earnings	267,355	8,302	890,577
Accumulated other comprehensive income, net	76,163	7,782	32,282
Treasury stock, at cost — 2,347,943 shares at September 30, 2001	—	—	(37,745)

Total stockholder’s equity	3,931,779	2,001,920	2,139,927

Total liabilities and stockholder’s equity	$34,256,500	$21,646,514	$19,754,213

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands)

Interest income
Interest and fees on loans	$365,970	$255,318	$992,207	$775,160
Lease financing income	34,894	37,623	107,860	109,591
Interest on investment securities:
Taxable interest income	41,012	35,087	114,973	101,838
Exempt from Federal income taxes	126	118	360	355
Other interest income	2,546	3,184	6,122	16,797

Total interest income	444,548	331,330	1,221,522	1,003,741

Interest expense
Deposits	76,477	92,405	218,884	318,687
Short-term borrowings	10,430	8,571	26,486	28,683
Long-term debt	36,907	18,953	109,044	56,909

Total interest expense	123,814	119,929	354,414	404,279

Net interest income	320,734	211,401	867,108	599,462
Provision for credit losses	26,300	15,950	69,209	74,300

Net interest income after provision for credit losses	294,434	195,451	797,899	525,162

Noninterest income
Service charges on deposit accounts	39,183	22,575	101,718	65,584
Trust and investment services income	9,883	7,780	28,275	24,990
Other service charges and fees	34,032	19,983	89,442	58,555
Securities gains, net	282	1	966	61,237
Other	8,259	10,822	22,291	29,090

Total noninterest income	91,639	61,161	242,692	239,456

Noninterest expense
Salaries and wages	89,486	52,283	236,043	153,050
Employee benefits	28,340	18,086	87,497	54,903
Occupancy expense	24,008	16,676	63,117	49,917
Outside services	17,472	11,878	48,532	35,380
Intangible amortization	5,763	11,129	14,283	32,549
Equipment expense	14,043	7,638	36,252	22,728
Restructuring and integration costs	6,213	—	14,966	3,935
Other	39,039	30,994	111,592	94,026

Total noninterest expense	224,364	148,684	612,282	446,488

Income before income taxes	161,709	107,928	428,309	318,130
Provision for income taxes	64,651	44,279	169,256	126,793

Net income	$97,058	$63,649	$259,053	$191,337

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Unaudited)

					Accumulated
	Class A				Other
	Common	Common		Retained	Comprehensive	Treasury
	Stock	Stock	Surplus	Earnings	Income, net	Stock	Total

			(in thousands, except per share data)

Balance, December 31, 2001	$561	$—	$1,985,275	$8,302	$7,782	$—	$2,001,920
Comprehensive income:
Net income	—	—	—	259,053	—	—	259,053
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	38,384	—	38,384
Change in fair value of cashflow type-hedge derivative instruments, net of tax and reclassification adjustment	—	—	—	—	29,997	—	29,997

Comprehensive income	—	—	—	—	68,381	—	68,381

Issuance of Class A common stock	297	—	1,599,703	—	—	—	1,600,000
Discounted Share Purchase Plan	—	—	2,425	—	—	—	2,425

Balance, September 30, 2002	$858	$—	$3,587,403	$267,355	$76,163	$—	$3,931,779

Balance, December 31, 2000	$56,075	$71,041	$1,125,652	$770,350	$7,601	$(41,226)	$1,989,493
Comprehensive income:
Net income	—	—	—	191,337	—	—	191,337
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	24,681	—	24,681

Comprehensive income	—	—	—	191,337	24,681	—	216,018

Issuance of common stock	—	64	(95)	—	—	—	(31)
Incentive Plan for Key Executives	—	—	30	—	—	—	30
Issuance of treasury stock under Stock Incentive Plan	—	—	2,046	—	—	3,481	5,527
Cash dividends ($.57 per share)	—	—	—	(71,110)	—	—	(71,110)

Balance, September 30, 2001	$56,075	$71,105	$1,127,633	$890,577	$32,282	$(37,745)	$2,139,927

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2002	2001

	(in thousands)

Cash flows from operating activities:
Net income	$259,053	$191,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	69,209	74,300
Depreciation and amortization	46,837	58,618
Income taxes	156,843	89,153
Decrease (increase) in interest receivable	(45,483)	7,645
Increase (decrease) in interest payable	28,658	(42,857)
Increase in prepaid expenses	(30,712)	(6,595)
Restructuring and integration costs	14,966	3,935
Other	(17,326)	(2,688)

Net cash provided by operating activities	482,045	372,848

Cash flows from investing activities:
Net increase in interest-bearing deposits in other banks	(162,147)	(96,546)
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	(82,925)	467,100
Proceeds from maturity of held-to-maturity investment securities	—	33,321
Purchase of held-to-maturity investment securities	—	(32,916)
Proceeds from sale of available-for-sale investment securities	24,908	—
Proceeds from maturity of available-for-sale investment securities	674,941	1,175,871
Purchase of available-for-sale investment securities	(1,319,598)	(1,475,902)
Proceeds from sale of Concord stock	—	45,359
Purchase of bank owned life insurance	—	(107,459)
Net increase in loans and leases to customers	(277,088)	(774,030)
Net cash provided by (paid for) acquisitions	(1,793,000)	632,965
Purchase of premises and equipment	(23,349)	(15,898)
Other	(345)	(1,256)

Net cash provided by (used) in investing activities	(2,958,603)	(149,391)

Cash flows from financing activities:
Net increase (decrease) in deposits	674,764	(685,948)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(404,914)	303,906
Net increase in other short-term borrowings	1,155,777	54,922
(Payments on) proceeds from long-term debt, net	22,322	147,644
Cash dividends paid	—	(71,110)
Proceeds from issuance of Class A common stock	1,600,000	—
Payments on exercise of common stock options	—	(31)
Proceeds from issuance of treasury stock	—	5,557

Net cash provided by (used in) financing activities	3,047,949	(245,060)

Net increase (decrease) in cash and due from banks	571,391	(21,603)
Cash and due from banks at beginning of period	737,262	873,599

Cash and due from banks at end of period	$1,308,653	$851,996

Supplemental disclosures:
Interest paid	$325,756	$440,600

Income taxes paid	$12,413	$37,640

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$13,131	$7,467

Loans made to facilitate the sale of other real estate owned	$7,765	$3,838

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$10,959,000	$14,682
Cash (paid) received	(1,793,000)	632,965

Liabilities assumed	$9,166,000	$647,647

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

2.    New Pronouncements

     In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Also included in the provisions of SFAS No. 141 are new criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of SFAS No. 141 concurrent with the acquisition of BancWest by BNP Paribas (the “BNP Paribas Merger”). See further discussion in Note 3.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Application of the non-amortization provisions of this statement was effective with the BNP Paribas Merger. The remaining provisions of SFAS No. 142 were adopted by the Company effective January 1, 2002. Goodwill and other indefinite lived intangible assets were subjected to a transitional impairment test during the quarter ended March 31, 2002. As of March 31, 2002, we had no impairment of our goodwill. Had we amortized the goodwill arising from the BNP Paribas Merger, pre-tax amortization of goodwill of approximately $77.3 million (assuming an amortization period of 20 years) would have been recorded on the Company’s consolidated financial statements in the first nine months of 2002. In addition, the year-to-date pre-tax amortization of goodwill related to the acquisition of United California Bank (“UCB”) from March 15, 2002, which would have amounted to $35.8 million, was not recorded.

     The following table reflects consolidated net income adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three and nine months periods ended September 30, 2002 and 2001:

Three months ended September 30,	2002	2001

	(in thousands)

Net Income:
As reported	$97,058	$63,649
Goodwill amortization	—	7,354

As adjusted	$97,058	$71,003

Nine months ended September 30,	2002	2001

	(in thousands)

Net Income:
As reported	$259,053	$191,337
Goodwill amortization	—	22,060

As adjusted	$259,053	$213,397

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The estimated annual amortization expense for finite life intangible assets, primarily core deposit intangibles arising from the BNP Paribas Merger and the acquisition of UCB, is approximately $23 million (pre-tax) for each of the years from 2003 to 2007.

     Goodwill increased due to the acquisition of UCB on March 15, 2002. The additional $1.3 billion of goodwill is reported in the Bank of the West operating segment.

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

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

     On July 1, 2002, the FASB issued an Exposure Draft (“ED”) of a proposed interpretation entitled “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB 51.” If issued in a final interpretation, the provisions of the ED would establish new guidance on the accounting and reporting for the consolidation of Special-Purpose Entities (“SPEs”). The primary objective of the ED is to require that an entity that has a controlling financial interest in an SPE consolidate the SPE’s assets, liabilities and results of operations in the entity’s own financial statements. If issued as is, the provisions of the ED may apply to the REFIRST, Inc. SPE that was created by a non-related third party to construct, finance and hold title to our administrative headquarters building (see our 2001 Annual Report on Form 10-K, page 35 “Special Purpose Entities” for additional information). The provisions of the final interpretation would apply beginning April 1, 2003. We are in the process of determining the financial impact of the adoption of this ED. However, if the proposal is adopted in substantially the same form, we would expect to record approximately $160 million of additional premises and equipment and $190 million in debt on the Consolidated Balance Sheets. In addition, we would record approximately $4 million in additional depreciation expense annually.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 147 requires that entities account for the acquisition of all or part of a financial institution in accordance with SFAS No. 141, “Business Combinations.” As a result, these acquisitions are removed from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impaired or Disposal of Long-Lived Assets,” to include in its scope certain customer-relationship intangible assets of financial institutions. SFAS No. 147’s provisions relating to the method of accounting to be used for acquisitions of financial institutions are effective for acquisitions for which the date of the acquisition is on or after October 1, 2002. SFAS No. 147’s provisions relating to the impairment or disposal of long-term customer relationship intangible assets of financial institutions is effective on October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

3.    Mergers and Acquisitions

United California Bank Acquisition

     On March 15, 2002, BancWest, a wholly-owned subsidiary of BNP Paribas, completed its acquisition of all of the outstanding stock of UCB from UFJ Bank Ltd. of Japan. On March 15, 2002, UCB had total assets of $10.1 billion, net loans of $8.5 billion, total deposits of $8.3 billion and a total of 115 branches. The preceding amounts do not include final purchase price adjustments. The purchase price of approximately $2.4 billion was paid in cash and the transaction was accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital to BancWest and by lending it $800 million. UCB was merged with and into Bank of the West on April 1, 2002. UCB had a strong presence in Southern California, complementing Bank of the West’s existing network in Northern California, the Pacific Northwest,

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

New Mexico and Nevada. We expect to achieve cost savings for the combined company of approximately $75-$80 million per year beginning in 2003. These anticipated cost savings primarily involve compensation and occupancy related expenses. Branches of UCB were fully integrated into the Bank of the West branch network system in the third quarter of 2002. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002.

     BancWest estimates it will incur expenses associated with exiting certain branches, operational centers and technology platforms of pre-merged Bank of the West, as well as certain other conversion and restructuring expenses, totaling approximately $15 million incurred during the first nine months of 2002. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition. BancWest has established a severance reserve of approximately $40.5 million to cover approximately 600 employees throughout the organization whose positions will be eliminated as a result of the acquisition. In addition to the severance reserve, we recorded the following restructuring reserves: $34.5 million for losses on subleases, $8.0 million for contract cancellations, $1.3 million for relocation and other. In the nine months ended September 30, 2002, we made the following adjustments to the reserves: $1.2 million increase for severance, $7.0 million decrease for losses on subleases and $5.4 million increase for contract cancellations. In addition, the reserves were reduced in the first nine months of 2002 as follows: $11.1 million for severance payments, $1.3 million for sublease loss amortization, $6.0 million for contract cancellation payments and $.8 million for relocation payments. These amounts are estimates and are subject to change as more information becomes available.

     The following unaudited pro forma financial information for the three and nine months ended September 30, 2002 and 2001 assumes that the UCB acquisition occurred as of January 1, 2001, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the UCB acquisition been consummated on the date indicated.

	Pro Forma Financial Information for the three months ended September 30,

	2002	2001

	(in thousands)

Net Interest Income	$307,004	$317,277
Noninterest Income	91,639	75,939
Noninterest Expense	221,385	257,766
Net Income	90,758	73,207

	Pro Forma Financial Information for the nine months ended September 30,

	2002	2001

	(in thousands)

Net Interest Income	$921,703	$918,501
Noninterest Income	262,618	346,211
Noninterest Expense	680,649	737,973
Net Income	254,966	264,629

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.    Impaired Loans

     The following table summarizes impaired loan information as of and for the nine months ended September 30, 2002 and 2001 and as of and for the year ended December 31, 2001:

	September 30,	December 31,	September 30,
	2002	2001	2001

		(in thousands)
Impaired loans with related allowance for credit losses calculated under SFAS No. 114	$193,540	$89,273	$101,049
Impaired loans with no related allowance for credit losses calculated under SFAS No. 114	45,320	8,253	11,133

Impaired loans	$238,860	$97,526	$112,182

Total allowance for credit losses on impaired loans	$52,866	$24,745	$25,772
Average impaired loans	143,794	118,497	123,718
Interest income recognized on impaired loans	2,058	2,462	1,535

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

5.    Derivative Financial Instruments

     At September 30, 2002, we carried $600 million of interest rate swaps, categorized as cash flow hedges, with a fair market value of $62.0 million. We pay 3-month LIBOR on $600 million of these cash flow hedges and receive fixed rates ranging from 5.64% to 5.87%. These interest rate swaps hedge LIBOR-based commercial loans and were initiated to help offset a reduction in commercial loan interest income resulting from a decrease in interest rates. The $600 million of interest rate swaps was entered into in 2001 and will mature in 2006. The net settlement on the $600 million of interest rate swaps has increased commercial loan interest income by $12.0 million from March 16, 2002 through September 30, 2002. We estimate net settlement gains, recorded as commercial loan interest income, of $22.8 million over the next twelve months resulting from these cash flow hedges.

     In addition to the cash flow hedges described above, we have various derivative instruments that hedge the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge). Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in 2002.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.    Operating Segments

     As of September 30, 2002, we had two reportable operating segments: Bank of the West and First Hawaiian. The Bank of the West segment includes UCB from March 15, 2002 and operates primarily in the continental United States. The First Hawaiian segment operates primarily in the State of Hawaii.

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

     The tables below present information about our operating segments as of and for the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,

	Bank of	First		Reconciling	Consolidated
	the West	Hawaiian	Other	Items	Totals

			(in millions)

2002
Net interest income	$272	$81	$(32)	$—	$321
Net income	85	31	(19)	—	97
Segment assets	25,769	8,934	7,572	(8,018)	34,257
Goodwill	2,217	994	173	—	3,384

2001
Net interest income	$130	$85	$(4)	$—	$211
Net income	35	30	(1)	—	64
Segment assets	12,839	7,462	3,455	(4,002)	19,754
Goodwill	598	68	—	—	666

	Nine Months Ended September 30,

	Bank of	First		Reconciling	Consolidated
	the West	Hawaiian	Other	Items	Totals

			(in millions)

2002
Net interest income	$712	$246	$(91)	$—	$867
Net income	222	93	(56)	—	259
Segment assets	25,769	8,934	7,572	(8,018)	34,257
Goodwill	2,217	994	173	—	3,384

2001
Net interest income	$362	$248	$(11)	$—	$599
Net income	104	94	(7)	—	191
Segment assets	12,839	7,462	3,455	(4,002)	19,754
Goodwill	598	68	—	—	666

The reconciling items in the tables above are primarily intercompany eliminations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions, specifically with respect to changes in the United States economy; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) risks and uncertainties regarding the UCB acquisition, such as the possibility of customer or employee attrition and lower than expected revenues; (10) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (11) our reliance on third parties to provide certain critical services, including data processing; (12) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) or other standard setting bodies; (13) technological changes; (14) other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and (15) management’s ability to manage risks that result from these and other factors. Our forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

GAAP, OPERATING AND CASH EARNINGS

We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles (“GAAP”), as well as on an operating basis before merger-related and integration costs and/or the effects of the amortization of intangible assets. We refer to the results as “operating” and “cash” earnings, respectively. Operating earnings, cash earnings and operating cash earnings (the combination of the effect of adjustments for both cash and operating results), as well as information calculated from them and related discussions, are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results excluding the effects of discrete business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the Company as management views it. Operating earnings and cash earnings should not be viewed as a substitute for net income as determined in accordance with GAAP. Merger-related and integration costs, amortization of intangible assets and other items excluded from net income to derive operating and cash earnings may be significant and may not be comparable to those of other companies.

BancWest Corporation and Subsidiaries

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2002	2001	2002		2001

Earnings:
Net income	$97,058	$63,649	$259,053		$191,337
Selected Financial Ratios:
Return on average total assets (ROA)	1.13%	1.29%	1.14%		1.33%
Return on average stockholder’s equity (ROE)	9.94	12.04	10.50		12.37
Net interest margin (taxable-equivalent basis)	4.52	4.83	4.58		4.69
Allowance for credit losses to total loans and leases (at September 30)			1.60		1.27
Nonperforming assets to total assets (at September 30)			.79		.64
Allowance for credit losses to nonperforming loans and leases (at September 30)			1.52	x	1.81	x

Non-GAAP Information(1)
Operating earnings(2)	$100,680	$63,649	$267,883		$193,679
Cash earnings(3)	100,449	72,969	267,520		218,918
Operating cash earnings(2),(3)	104,071	72,969	276,350		221,260
Selected Financial Ratios:
Operating return on average total assets (ROA)(2)	1.18%	1.29%	1.18%		1.35%
Return on average tangible assets(4)	1.36	1.54	1.36		1.60
Operating return on average stockholder’s equity (ROE)(2)	10.36	12.04	10.85		12.53

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operations.

(2)	Excluding after-tax restructuring and integration costs of $3,622,000 in the third quarter of 2002, $8,830,000 for the nine months ended September 30, 2002 and $2,342,000 in the first quarter of 2001.

(3)	Excluding amortization of goodwill and core deposit intangible.

(4)	Defined as operating cash earnings as a percentage of average total assets minus average goodwill and core deposit intangible.

NET INCOME

The following table compares net income, operating earnings, cash earnings and operating cash earnings for the three and nine months ended September 30, 2002 to the same periods in 2001:

	2002	2001		% Change

	(in thousands)

Three months ended September 30,
Net income	$97,058	$63,649		52.5%

Non-GAAP income:
Operating earnings(4)	100,680	63,649		58.2
Cash earnings(1)	100,449	72,969		37.7
Operating cash earnings(1), (4)	104,071	72,969		42.6

Nine months ended September 30,
Net income	$259,053	$191,337		35.4%

Non-GAAP income:
Operating earnings(3), (4)	267,883	193,679	(2)	38.3
Cash earnings(1)	267,520	218,918	(2)	22.2
Operating cash earnings(1), (3), (4)	276,350	221,260	(2)	24.9

(1)	Excluding after-tax amortization of goodwill and core deposit intangibles.

(2)	Includes $14.9 million after-tax net effect of the Concord security gain, additional provision for credit losses and other nonrecurring items. Excluding the after-tax net effect of the gain, additional provision and other nonrecurring items, net income and cash earnings for the nine months ended September 30, 2001 were $176.4 million and $204 million, respectively. Operating earnings and operating cash earnings, excluding the net after-tax effect of the aforementioned items, were $178.8 million and $206.3 million, respectively.

(3)	Excluding after-tax restructuring and integration costs of $2.3 million related to the Nevada and New Mexico branch acquisitions in the first quarter of 2001.

(4)	Excluding after-tax restructuring and integration costs of $3.6 million in the third quarter of 2002 and $8.8 million in the first nine months of 2002, related to the United California Bank acquisition in March 2002.

Net income and cash earnings increased for the three months ended September 30, 2002 compared to the same period in 2001, primarily due to the increased contribution from our Bank of the West operating segment, including the operations of UCB for the entire quarter.

The increases in net income, operating earnings, cash earnings and operating cash earnings for the first nine months of 2002 compared to the same period in 2001 was primarily due to the acquisition of UCB on March 15, 2002, partially offset by the after-tax net effect of $14.9 million related to the Concord security gain, additional provision for credit losses and other nonrecurring items in 2001. The fact that we ceased amortizing goodwill in 2002 due to changes to GAAP (see Note 2 to our Consolidated Financial Statements on pages 7 and 8) also contributed to the increase in net income and operating earnings.

NET INCOME, Continued

The table below shows the return on average total assets, the return on average tangible assets and the return on average stockholder’s equity for the first nine months of 2002 compared to the same period in 2001. The return on average tangible assets is defined as operating cash earnings as a percentage of average total tangible assets.

	2002	2001	% Change

Return on average total assets	1.14%	1.33%	(14.3)%
Return on average stockholder’s equity	10.50	12.37	(15.1)

Non-GAAP returns:

Operating return on average total assets(1)	1.18	1.35	(2.2)
Return on average tangible assets(1)	1.36	1.60	(15.0)
Operating return on average stockholder’s equity(1)	10.85	12.53	(13.4)

(1)	Ratios are computed excluding after-tax restructuring and integration costs related to the United California Bank in March 2002 and the Nevada and New Mexico branch acquisitions in the first quarter of 2001, respectively.

The ratios for the first nine months of 2002 in the table above are lower compared to the same period in 2001 due primarily to the following reasons: in 2002, higher interest expense on long-term debt and, in 2001, the $14.9 million after-tax net effect of the gain on the sale of Concord Stock, additional provision for credit losses and other nonrecurring items. The increase in interest cost relates to the $1.550 billion in additional long-term debt that resulted from the acquisition of our common stock held by the public in December 2001 and an additional $800 million in interest cost from short-term debt used to finance our acquisition of UCB in March 2002.

NET INTEREST INCOME

The following table compares net interest income on a taxable-equivalent basis for the three and nine months ended September 30, 2002 to the same periods in 2001:

	2002	2001	% Change

	(in thousands)

Three months ended September 30,
Net interest income	$320,881	$211,490	51.7%
Nine months ended September 30,
Net interest income	$867,622	$599,704	44.7%

The increase in net interest income for the three months ended September 30, 2002 over the same period in 2001 was primarily due to an increase in average earning assets of 62.3%, or $10.8 billion, primarily due to the UCB acquisition. Also, there was a 100-basis-point decrease (1% equals 100 basis points) in the rate paid on funding sources, offset by a 131-basis-point decline in the yield on average earning assets. In addition, lower cost of funds resulted from higher average noninterest-bearing deposits, which increased by $3.1 billion, or 98.3%, in the third quarter of 2002 over the same period in 2001.

The increase in net interest income for the nine months ended September 30, 2002 over the same period in 2001 was primarily due to an increase in average earning assets of 48.2%, or $8.2 billion, primarily due to the UCB acquisition. Also, there was a 129-basis-point decline in the rate paid on funding sources, offset by a 140-basis-point decline in the yield on average earning assets. The lower cost of funds is also a result of higher average noninterest-bearing deposits, which increased by $2.2 billion, or 72.4%, in the first nine months of 2002 over the same period in 2001.

NET INTEREST INCOME, Continued

The following table compares the net interest margin for the three and nine months ended September 30, 2002 to the same periods in 2001:

			Change
	2002	2001	(Basis Points)

Three months ended September 30,
Yield on average earning assets	6.26%	7.57%	(131)
Rate paid on funding sources	1.74	2.74	(100)

Net interest margin	4.52	4.83	(31)

Nine months ended September 30,
Yield on average earning assets	6.45%	7.85%	(140)
Rate paid on funding sources	1.87	3.16	(129)

Net interest margin	4.58	4.69	(11)

In the three-month period ended September 30, 2002, as compared to the same period in 2001, the net interest margin decreased by 31 basis points, primarily due to the decline in the rate paid on funding sources of 100 basis points and a decrease in the yield on average earning assets of 131 basis points. The effects of the reduction of key interest rates by the Federal Reserve are primarily responsible for the decline in rates.

The net interest margin for the first nine months of 2002 decreased 11 basis points compared to the first nine months of 2001. The Federal Reserve’s benchmark Federal Funds rate changed eleven times in the period from January 2001 through December 2001. For further discussions of the impact that the changing interest environment has had on the rate paid on deposits, see page 21.

Our cost of funds was lowered by an increase in average noninterest-bearing deposits in the three and nine months ended September 30, 2002 as compared to the same periods in 2001. For the three months ended September 30, 2002, the percentage of average noninterest-bearing deposits to total average deposits increased to 26.4% over 22.0% for the comparable period of 2001. For the nine months ended September 30, 2002, the percentage of average noninterest-bearing deposits to total deposits increased to 22.0% compared to 21.5% for the comparable period of 2001. In addition, our cost of funds for the three and nine months ended September 30, 2002 were affected by an increase in short- and long-term debt. The increase in short-term debt was primarily due to an additional $800 million in debt that was used to finance our acquisition of UCB on March 15, 2002. The increase in long-term debt was due to the additional $1.550 billion in debt related to the acquisition of our publicly held common stock in December 2001.

The following table compares average earning assets, average loans and leases and average interest-bearing deposits and liabilities for the three and nine months ended September 30, 2002 to the same periods in 2001:

	2002	2001	% Change

	(in thousands)

Three months ended September 30,
Average earning assets	$28,186,197	$17,367,337	62.3%
Average loans and leases	24,071,061	14,716,138	63.6
Average interest-bearing deposits and liabilities	22,596,024	13,334,194	69.5

Nine months ended September 30,
Average earning assets	$25,320,765	$17,090,717	48.2%
Average loans and leases	21,740,743	14,423,028	50.7
Average interest-bearing deposits and liabilities	20,752,312	13,206,102	57.1

The increase in average earning assets was primarily due to increases in average loans and leases in our Bank of the West operating segment’s loan and lease portfolio, especially from the UCB acquisition in the first quarter of 2002. Also contributing to the increase in average loans and leases were the branch acquisitions in Guam and Saipan in the First Hawaiian Bank operating segment in the fourth quarter of 2001.

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

	Three Months Ended September 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
ASSETS	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
Earning assets:
Interest-bearing deposits in other banks	$173,466	$822	1.88%	$169,667	$1,725	4.04%
Federal funds sold and securities purchased under agreements to resell	392,523	1,724	1.74	162,860	1,459	3.55
Investment securities (2)	3,549,147	41,240	4.61	2,318,672	35,294	6.04
Loans and leases (3),(4)	24,071,061	400,909	6.61	14,716,138	292,941	7.90

Total earning assets	28,186,197	444,695	6.26	17,367,337	331,419	7.57

Nonearning assets	5,751,262			2,133,788

Total assets	$33,937,459			$19,501,125

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30,

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
ASSETS	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
Earning assets:
Interest-bearing deposits in other banks	$142,777	$2,057	1.93%	$229,834	$8,662	5.04%
Federal funds sold and securities purchased under agreements to resell	279,109	3,650	1.75	228,572	8,135	4.76
Investment securities (2)	3,158,136	116,124	4.92	2,209,283	102,433	6.20
Loans and leases (3),(4)	21,740,743	1,100,205	6.77	14,423,028	884,753	8.20

Total earning assets	25,320,765	1,222,036	6.45	17,090,717	1,003,983	7.85

Nonearning assets	5,093,710			2,133,398

Total assets	$30,414,475			$19,224,115

(1)	Annualized.

(2)	Average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $13,688 and $39,380 for the three and nine months ended September 30, 2002, respectively, and $9,457 and $28,157 for the three and nine months ended September 30, 2001, respectively.

	Three Months Ended September 30,

	2002			2001

		Interest			Interest
LIABILITIES AND	Average	Income/	Yield/	Average	Income/	Yield/
STOCKHOLDER'S EQUITY	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$353,668	$267	0.30%	$317,809	$501	0.63%
Savings	9,255,123	29,013	1.24	4,605,005	21,505	1.85
Time	7,513,111	44,753	2.36	6,236,199	68,945	4.39
Foreign	623,987	2,444	1.55	194,846	1,454	2.96

Total interest-bearing deposits	17,745,889	76,477	1.71	11,353,859	92,405	3.23
Short-term borrowings	2,356,097	10,430	1.76	951,671	8,571	3.57
Long-term debt and capital securities	2,494,038	36,907	5.87	1,028,664	18,953	7.31

Total interest-bearing deposits and liabilities	22,596,024	123,814	2.17	13,334,194	119,929	3.57

Interest rate spread			4.09%			4.00%

Noninterest-bearing deposits	6,349,349			3,202,541
Other liabilities	1,137,526			866,530

Total liabilities	30,082,899			17,403,265
Stockholder’s equity	3,854,560			2,097,860

Total liabilities and stockholder’s equity	$33,937,459			$19,501,125

Net interest income and margin on total earning assets		320,881	4.52%		211,490	4.83%

Tax equivalent adjustment		147			89

Net interest income		$320,734			$211,401

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30,

	2002			2001

		Interest			Interest
LIABILITIES AND	Average	Income/	Yield/	Average	Income/	Yield/
STOCKHOLDER'S EQUITY	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$357,969	$749	0.28%	$314,154	$1,638	0.70%
Savings	8,108,901	73,248	1.21	4,496,959	70,392	2.09
Time	7,280,520	137,799	2.53	6,304,724	241,409	5.12
Foreign	568,272	7,088	1.67	197,158	5,248	3.56

Total interest-bearing deposits	16,315,662	218,884	1.79	11,312,995	318,687	3.77
Short-term borrowings	2,040,197	26,486	1.74	869,247	28,683	4.41
Long-term debt and capital securities	2,396,453	109,044	6.08	1,023,860	56,909	7.43

Total interest-bearing deposits and liabilities	20,752,312	354,414	2.28	13,206,102	404,279	4.09

Interest rate spread			4.17%			3.76%

Noninterest-bearing deposits	5,348,024			3,101,415
Other liabilities	1,014,511			849,366

Total liabilities	27,114,847			17,156,883
Stockholder’s equity	3,299,628			2,067,232

Total liabilities and stockholder’s equity	$30,414,475			$19,224,115

Net interest income and margin on total earning assets		867,622	4.58%		599,704	4.69%

Tax equivalent adjustment		514			242

Net interest income		$867,108			$599,462

(1)	Annualized.

INVESTMENT SECURITIES

Held-to-Maturity

There were no held-to-maturity investment securities at September 30, 2002 and December 31, 2001. The following table presents the amortized cost, unrealized gains and losses, and fair values of held-to-maturity investment securities as of September 30, 2001:

September 30,
2001

(in thousands)

Amortized cost	$92,535
Unrealized gains	2,575
Unrealized losses	—

Fair value	$95,110

Available-for-Sale

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:

	September 30,	December 31,	September 30,
	2002	2001	2001

		(in thousands)

Amortized cost	$3,671,394	$2,529,133	$2,241,681
Unrealized gains	79,265	23,672	58,272
Unrealized losses	(2,187)	(10,632)	(294)

Fair value	$3,748,472	$2,542,173	$2,299,659

Gross realized gains and losses on available-for-sale investment securities for the nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001

	(in thousands)

Realized gains	$1,124	$19,987
Realized losses	(158)	(51)

Securities gains, net	$966	$19,936

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

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at September 30, 2002, December 31, 2001 and September 30, 2001:

	September 30, 2002		December 31, 2001		September 30, 2001

	Amount	%	Amount	%	Amount	%

			(dollars in thousands)

Commercial, financial and agricultural	$4,764,805	19.8%	$2,387,605	15.7%	$2,442,545	16.4%
Real estate:
Commercial	4,785,058	19.8	2,957,194	19.4	2,857,111	19.1
Construction	1,042,011	4.3	464,462	3.1	416,368	2.8
Residential:
Insured, guaranteed or conventional	4,296,804	17.8	1,831,824	12.0	1,771,280	11.9
Home equity credit lines	718,143	3.0	432,003	2.9	437,963	2.9

Total real estate loans	10,842,016	44.9	5,685,483	37.4	5,482,722	36.7

Consumer	5,872,868	24.3	4,471,897	29.3	4,341,508	29.1
Lease financing	2,272,232	9.4	2,293,199	15.1	2,290,689	15.4
Foreign	389,592	1.6	385,548	2.5	354,680	2.4

Total loans and leases	24,141,513	100.0%	15,223,732	100.0%	14,912,144	100.0%

Less allowance for credit losses	385,190		194,654		188,717

Total net loans and leases	$23,756,323		$15,029,078		$14,723,427

Total loans and leases to:
Total assets	$34,256,500	70.5%	$21,646,514	70.3%	$19,754,213	75.5%
Total earning assets	28,128,801	85.8%	17,914,186	85.0%	17,283,139	86.3%
Total deposits	24,356,862	99.1%	15,334,051	99.3%	14,668,730	101.7%

The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. The increase in loans and leases as of September 30, 2002, as compared to December 31, 2001, was primarily due to the acquisition of UCB on March 15, 2002 and growth in our Bank of the West operating segment. Our net loans and leases increased by 58.1% to $23.8 billion over December 31, 2001 and 61.4% over September 30, 2001.

Total commercial, financial and agricultural loans at September 30, 2002 increased by 99.6%, or $2.4 billion, over December 31, 2001 and 95.1%, or $2.3 billion, over September 30, 2001. The increase in this category was primarily due to the UCB acquisition.

Total real estate-commercial loans at September 30, 2002 increased by 61.8%, or $1.8 billion, over December 31, 2001 and 67.5%, or $1.9 billion, over September 30, 2001, primarily due to growth in our Bank of the West operating segment, including loans acquired with UCB.

Total real estate-construction loans at September 30, 2002 increased by 124.3%, or $577.5 million, over December 31, 2001 and 150.3%, or $625.6 million, over September 30, 2001, primarily due to the UCB acquisition.

LOANS AND LEASES, Continued

Total real estate-residential loans at September 30, 2002 increased by 121.5%, or $2.8 billion, over December 31, 2001 and 127.0% over September 30, 2001, primarily due to the UCB acquisition.

Total consumer loans at September 30, 2002 increased 31.3%, or $1.4 billion, over December 31, 2001 and increased 35.3%, or $1.5 billion, over September 30, 2001. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. The increase in consumer loans at September 30, 2002 as compared to December 31, 2001 and September 30, 2001 was primarily a result of growth in our Bank of the West operating segment and the acquisition of UCB.

The lease financing portfolio decreased by .9%, or $21.0 million, over December 31, 2001, and decreased .8%, or $18.5 million, over September 30, 2001 primarily due to maturing automobile leases and pay-offs in our Bank of the West operating segment.

Our foreign loans are principally in Guam and Saipan. Foreign loans as of September 30, 2002 increased $4.0 million, or 1.0%, over December 31, 2001 and increased $34.9 million, or 9.8%, over September 30, 2001.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At September 30, 2002, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the table on page 20.

DEPOSITS

Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At September 30, 2002, total deposits were $24.4 billion, an increase of 66.0% over September 30, 2001. The increase was primarily due to the growth in our customer deposit base, primarily in the Bank of the West operating segment, especially the UCB acquisition, as well as various deposit product programs that we initiated. Also contributing to the increase was First Hawaiian’s acquisition of United Bank of California’s branches in Guam and Saipan.

The decrease in all of the rates paid on deposits reflects falling rates in 2001, caused primarily by actions of the Federal Reserve’s Open Market Committee. During the 12-month period from October 1, 2001 to September 30, 2002, the benchmark federal funds rate decreased three times totaling 125 basis points. The repricing characteristics of each type of deposit reflect the changing interest rate environment at different speeds. Time deposits, which generally reprice more slowly than other deposits, do not immediately reflect changes in the interest rate environment, while money market and savings deposits, which can be repriced more rapidly, are more reflective of the decrease in the interest rate environment. The deposits in the foreign category are a mixture of time, savings and other interest-bearing deposits; therefore, its rate reflects both types of repricing characteristics. Additional information on our average deposit balances and rates paid is provided in the table on page 18.

NONPERFORMING ASSETS

Nonperforming assets at September 30, 2002, December 31, 2001 and September 30, 2001 are as follows:

	September 30,	December 31,	September 30,
	2002	2001	2001

	(dollars in thousands)

Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$176,769	$35,908	$44,026
Real estate:
Commercial	45,572	27,568	22,602
Residential:
Insured, guaranteed, or conventional	8,223	9,003	10,412

Total real estate loans	53,795	36,571	33,014

Consumer	3,175	6,144	4,403
Lease financing	8,937	9,570	12,955
Foreign	9,069	4,074	4,932

Total nonaccrual loans and leases	251,745	92,267	99,330

Restructured:
Commercial, financial and agricultural	1,219	1,569	1,002
Real estate:
Commercial	1,148	3,019	3,348
Residential:
Insured, guaranteed, or conventional	—	257	337

Total real estate loans	1,148	3,276	3,685

Total restructured loans and leases	2,367	4,845	4,687

Total nonperforming loans and leases	254,112	97,112	104,017
Other real estate owned and repossessed personal property	15,523	22,321	22,610

Total nonperforming assets	$269,635	$119,433	$126,627

Past due loans and leases(1):
Commercial, financial and agricultural	$9,591	$11,134	$3,680
Real estate:
Commercial	8,142	385	1,554
Construction	—	—	3,551
Residential:
Insured, guaranteed, or conventional	3,263	3,303	3,215
Home equity credit lines	685	467	230

Total real estate loans	12,090	4,155	8,550

Consumer	2,214	3,323	2,262
Lease financing	113	146	201
Foreign	3,176	2,023	1,084

Total past due loans and leases	$27,184	$20,781	$15,777

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	1.12%	.78%	.85%
Including past due loans and leases	1.23%	.92%	.95%
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	.79%	.55%	.64%
Including past due loans and leases	.87%	.65%	.72%

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

NONPERFORMING ASSETS, Continued

Nonperforming assets at September 30, 2002 were $269.6 million, or 1.12%, of total loans and leases and other real estate owned and repossessed personal property (“OREO”), compared to .85% at September 30, 2001. Nonperforming assets at September 30, 2002 were .79% of total assets, compared to .64% at September 30, 2001.

Nonperforming assets at September 30, 2002 increased by $150.2 million, or 125.8%, from December 31, 2001. The increase in nonaccrual loans was primarily due to higher nonaccrual commercial, financial and agricultural loans and real estate-commercial loans resulting from our acquisition of UCB. In addition, approximately $40 million of performing syndicated national credits in our First Hawaiian operating segment were placed on nonaccrual status as a result of a shared national credit review.

Nonperforming assets at September 30, 2002 increased by $143.0 million, or 112.9%, from September 30, 2001. The increase was primarily attributable to increases in nonaccrual commercial, financial and agricultural loans and real estate-commercial loans, which were partially offset by decreases in nonaccrual consumer and lease financing loans. Foreign nonperforming assets increased at September 30, 2002 by $5.0 million, or 122.6%, primarily due to loans in Guam. However, our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small (1.6%) of our total loan portfolio at September 30, 2002.

We generally place a loan or lease on nonaccrual status when we believe that collection of principal or interest has become doubtful or when loans and leases are 90 days past due as to principal or interest, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan or when other factors indicate that the borrower will shortly bring the loan current.

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

Loans past due 90 days or more and still accruing interest totaled $27.2 million at September 30, 2002, an increase of $11.4 million, or 72.3%, from September 30, 2001. Loans past due 90 days or more and still accruing interest increased by $6.4 million, or 30.8%, from December 31, 2001 to September 30, 2002. The increase at September 30, 2002 compared to September 30, 2001 was primarily due to commercial, financial and agricultural, real estate-commercial and foreign loans, partially offset by real estate-construction loans. The increase at September 30, 2002 compared to December 31, 2001 was primarily due to real estate-commercial and foreign loans, which was partially offset by commercial, financial and agricultural and consumer loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2002		2001		2002		2001

			(dollars in thousands)

Loans and leases outstanding (end of period)	$24,141,513		$14,912,144		$24,141,513		$14,912,144

Average loans and leases outstanding	$24,071,061		$14,716,138		$21,740,743		$14,423,028

Allowance for credit losses:
Balance at beginning of period	$387,272		$191,698		$194,654		$172,443

Allowance of subsidiaries purchased	—		—		210,000		—
Loans and leases charged off:
Commercial, financial and agricultural	16,512		4,964		49,956		21,789
Real estate:
Commercial	1,970		527		3,604		996
Construction	—		—		—		—
Residential	241		1,021		950		2,555
Consumer	11,469		11,261		30,440		29,485
Lease financing	5,017		3,940		22,294		11,127
Foreign	647		252		1,515		1,127

Total loans and leases charged off	35,856		21,965		108,759		67,079

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	2,912		211		6,413		558
Real estate:
Commercial	82		13		328		79
Construction	17		88		271		285
Residential	122		53		538		439
Consumer	2,749		1,783		6,890		5,330
Lease financing	1,457		773		5,244		1,768
Foreign	135		113		402		594

Total recoveries on loans and leases previously charged off	7,474		3,034		20,086		9,053

Net charge-offs	(28,382)		(18,931)		(88,673)		(58,026)

Provision for credit losses	26,300		15,950		69,209		74,300

Balance at end of period	$385,190		$188,717		$385,190		$188,717

Net loans and leases charged off to average loans and leases	.47	%(1)	.51	%(1)	.55	%(1)	.54	%(1)
Net loans and leases charged off to allowance for credit losses	29.23	%(1)	39.80	%(1)	30.78	%(1)	41.11	%(1)
Allowance for credit losses to total loans and leases (end of period)	1.60%		1.27%		1.60%		1.27%
Allowance for credit losses to nonperforming loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	1.52	x	1.81	x	1.52	x	1.81	x
Including 90 days past due accruing loans and leases	1.37	x	1.58	x	1.37	x	1.58	x

(1)	Annualized.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

The provision for credit losses for the first nine months of 2002 was $69.2 million, a decrease of $5.1 million, or 6.9%, compared to the same period in 2001. The decrease in the provision for credit losses for the first nine months of 2002 compared to the same period in 2001 primarily reflects the $32.8 million in additional provision for credit losses that we recorded in the first nine months of 2001 in response to macroeconomic events, partially offset by the higher provision in our Bank of the West operating segment due to its larger loan portfolio, resulting primarily from its acquisition of UCB.

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

Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system utilizes ten different principal risk categories where “1” is “no risk” and “10” is “loss.” Risk parameters are established so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate-construction (which accounted for only 4.3% of total loans and leases at September 30, 2002), as well as Hawaiian commercial real estate and agricultural loans.

•	Restricted Participation in Syndicated National Credits. In addition to providing backup commercial paper facilities primarily to investment-grade companies, we participate in media finance credits in the national market, one of our traditional niches where we have experienced personnel and have developed a special expertise over a long period of time. Recently, we began a program to reduce our outstanding commitments and balances in these types of credits. At September 30, 2002, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 10.6%.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 64.1% of our lease financing portfolio and 17.9% of our combined lease financing and consumer loans at September 30, 2002), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values, we set aside reserves to cover the uninsured portion.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

Charge-offs were $35.9 million for the three months ended September 30, 2002, an increase of $13.9 million, or 63.2%, over the same period in 2001. The increase was primarily due to charge-offs in commercial, financial and agricultural loans, real estate-commercial and lease financing. Charge-offs were $108.8 million for the first nine months of 2002, an increase of $41.7 million, or 62.1%, over the same period in 2001. The increase was primarily due to charge-offs in commercial, financial and agricultural loans, real estate commercial and lease financing in the first nine months of 2002. The higher charge-offs resulted from the larger loan portfolio of our Bank of the West operating segment, including the UCB acquisition for both periods.

For the three months ended September 30, 2002, recoveries increased by $4.4 million, or 146.3%, compared to the same period in 2001. The increase in recoveries was primarily in commercial, financial and agricultural loans, consumer and lease financing. For the first nine months of 2002, recoveries increased by $11.0 million, or 121.9%, compared to the same period in 2001. The increase in recoveries was primarily in commercial, financial and agricultural loans and lease financing.

Net charge-offs for the three months ended September 30, 2002 were 0.47% (annualized) compared to 0.51% (annualized) for the same period in 2001. Net charge-offs for the first nine months of 2002 were 0.55% (annualized) compared to 0.54% (annualized) for the same period in 2001.

The Allowance decreased to 1.52 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at September 30, 2002 from 1.81 times at September 30, 2001. The decrease in the ratio is principally due to an increase in nonperforming loans and leases, primarily in our Bank of the West operating segment following the acquisition of UCB.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at September 30, 2002. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three and nine months ended September 30, 2002, as compared to the same periods in 2001:

	2002	2001	% Change

	(in thousands)
Three months ended September 30,
Service charges on deposit accounts	$39,183	$22,575	73.6%
Trust and investment services income	9,883	7,780	27.0
Other service charges and fees	34,032	19,983	70.3
Securities gains, net	282	1	N/M
Other	8,259	10,822	(23.7)

Total noninterest income	$91,639	$61,161	49.8%

Nine months ended September 30,
Service charges on deposit accounts	$101,718	$65,584	55.1%
Trust and investment services income	28,275	24,990	13.1
Other service charges and fees	89,442	58,555	52.7
Securities gains, net	966	61,237	N/M
Other	22,291	29,090	(23.4)

Total noninterest income	$242,692	$239,456	1.4%

N/M — Not Meaningful.

As the table above shows in detail, noninterest income increased by 49.8% for the three months ended September 30, 2002 and increased 1.4% for the nine months ended September 30, 2002 compared to the same periods in 2001. Significant items include the following:

•	The Concord stock securities gain in 2001 of $59.8 million was primarily responsible for the decrease in securities gains for the nine months ended September 30, 2002 as compared to the same period in 2001.

•	The increases in service charges on deposit accounts for the three and nine months ended September 30, 2002, compared to the same periods in 2001, were primarily due to higher levels of deposits resulting from the expansion of our customer deposit base predominantly in our Bank of the West operating segment, especially the deposits from UCB.

•	The increase in trust and investment services income for the three and nine months ended September 30, 2002, compared to the same periods in 2001, resulted primarily from our Bank of the West operating segment.

•	The increases in other service charges and fees for the three and nine months ended September 30, 2002, compared to the same periods in 2001, were primarily due to: (1) higher merchant services fees, due to higher fee charges, increased volume and more merchant outlets; (2) higher bank card and ATM convenience fee income; and (3) higher miscellaneous service fees.

•	The decrease in other noninterest income for the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to lower gains on the sale of OREO property in 2002 and gains on the sale of securitized loans and a leveraged lease in 2001.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three and nine months ended September 30, 2002 as compared to the same periods in 2001:

	2002	2001	% Change

	(in thousands)

Three months ended September 30,
Salaries and wages	$89,486	$52,283	71.2%
Employee benefits	28,340	18,086	56.7
Occupancy expense	24,008	16,676	44.0
Outside services	17,472	11,878	47.1
Intangible amortization	5,763	11,129	(48.2)
Equipment expense	14,043	7,638	83.9
Stationery and supplies	6,990	5,188	34.7
Advertising and promotion	12,301	4,400	179.6
Restructuring and integration costs	6,213	—	—
Other	19,748	21,406	(7.7)

Total noninterest expense	$224,364	$148,684	50.9%

Nine months ended September 30,
Salaries and wages	$236,043	$153,050	54.2%
Employee benefits	87,497	54,903	59.4
Occupancy expense	63,117	49,917	26.4
Outside services	48,532	35,380	37.2
Intangible amortization	14,283	32,549	(56.1)
Equipment expense	36,252	22,728	59.5
Stationery and supplies	20,017	14,881	34.5
Advertising and promotion	24,978	12,690	96.8
Restructuring and integration costs	14,966	3,935	280.3
Other	66,597	66,455	.2

Total noninterest expense	$612,282	$446,488	37.1%

As the table above shows in detail, noninterest expense increased by 50.9% and 37.1% for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. In addition to the factors noted below, the increase in noninterest expense for the three and nine months ended September 30, 2002, compared to the same periods in 2001, was primarily due to the UCB acquisition. Factors causing the increase include the following:

•	The increases in salaries and wages and employee benefits reflect an increased number of employees, primarily due to the UCB acquisition. Also, the increase for the three and nine months ended September 30, 2002 included $4.4 million in costs related to participation in the BNPP Discounted Share Purchase Plan in June 2002. Another factor that caused the increase in total salaries and wages for the three and nine months ended September 30, 2002 was lower net periodic pension benefit credits in 2002.

•	The decrease in intangible amortization reflects the adoption of a new accounting standard in 2002 that ceased the amortization of goodwill.

•	Restructuring and integration costs relate to our acquisition of UCB in 2002 and the Nevada and New Mexico branches in 2001.

INCOME TAXES

Our effective income tax rates (exclusive of the tax equivalent adjustment) for the three and nine months ended September 30, 2002 were 40.0% and 39.5%, as compared to 41.0% and 39.9%, respectively, for the same periods in 2001.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 16.6% of total assets at September 30, 2002 compared to 16.7% at December 31, 2001.

Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans.

We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the nine months ended September 30, 2002 increased 48.9% to $21.7 billion, over the year ended December 31, 2001, primarily due to continued expansion of our customer base in the Western United States. Average total deposits funded 71.2% of average total assets for the nine months ended September 30, 2002 and 75% for the year ended December 31, 2001.

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

NONAUDIT SERVICES PROVIDED BY AUDITORS

In the period from January 1 to November 8, 2002, our audit committee has approved up to $2.3 million in fees related to non-audit services provided by our independent public accountants, PricewaterhouseCoopers. These fees relate primarily to the integration efforts of UCB with Bank of the West.

CAPITAL

Stockholder’s equity increased to $3.932 billion at September 30, 2002 from $2.002 billion at December 31, 2001, an increase of $1.929 billion, or 96.4%. Stockholder’s equity at September 30, 2002 increased as compared to September 30, 2001 by $1.792 billion, or 83.7%. The increases were primarily due to the issuance of additional Class A common shares in connection with the UCB acquisition.

Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum amounts of Tier 1 Capital and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of September 30, 2002 are set forth below:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(dollars in thousands)

Tier 1 Capital to Risk-Weighted Assets:
Bank of the West	$2,072,200	9.84%	$842,589	4.00%	$1,263,883	6.00%
First Hawaiian	705,546	11.06	255,173	4.00	382,759	6.00
Total Capital to Risk-Weighted Assets:
Bank of the West	$2,561,040	12.16%	$1,685,178	8.00%	$2,106,472	10.00%
First Hawaiian	859,294	13.47	510,346	8.00	637,932	10.00
Tier 1 Capital to Average Assets:
Bank of the West	$2,072,200	8.94%	$926,897	4.00%	$1,158,622	5.00%
First Hawaiian	705,546	9.08	310,697	4.00	388,372	5.00

We elected to become a financial holding company concurrent with the BNP Paribas Merger. Because of this election only our depository institution subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. If these subsidiaries fail to meet minimum capital requirements, the Federal agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our depository institution subsidiaries must each meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The projected impact of 100 basis-point incremental increases and decreases in interest rates on the Company’s consolidated net interest income over the 12 months beginning October 1 and January 1, 2002 is shown below:

(dollars in millions)	+ 3%	+2%	+1%	Flat	-1%

October 1, 2002
Net Interest Income	$1,331.4	$1,318.9	$1,300.9	$1,279.1	$1,251.3
Difference from flat	$51.7	$39.2	$21.1	$—	$(28.4)
% variance	4.0%	3.1%	1.7%	—%	(2.2)%

January 1, 2002
Net Interest Income	$850.5	$855.5	$859.0	$857.9	$855.4
Difference from flat	$(7.4)	$(2.4)	$1.1	$—	$(2.5)
% variance	(0.9)%	0.3%	0.1%	—%	(0.3)%

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

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman and chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chairman and chief executive officer and its chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

(a)	Exhibit 12	Statement regarding computation of ratios.

(b)	Reports on Form 8-K	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

Date: November 14, 2002	By	/s/ Douglas C. Grigsby Douglas C. Grigsby Executive Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATION

I, Walter A. Dods, Jr., certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of BancWest Corporation;

     2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Walter A. Dods, Jr. Name: Walter A. Dods, Jr. Title: Chairman and Chief Executive Officer

Date: November 14, 2002

I, Douglas C. Grigsby, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of the BancWest Corporation;

     2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Douglas C. Grigsby Name: Douglas C. Grigsby Title: Executive Vice President and Chief Financial Officer

Date: November 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

12	Statement regarding computation of ratios.