Form 10-K
period 2002-12-31
BANCWEST CORP/HI
filed 2003-04-15
CIK 36377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [N/A]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2003 was:

Title of Class	Number of Shares Outstanding

Class A Common Stock, $0.01 Par Value	85,759,123 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:
None

2 BancWest Corporation and Subsidiaries

Part I

PART I

Item 1. Business

BancWest Corporation

     BancWest Corporation, a Delaware corporation (“BancWest,” the “Corporation,” the “Company” or “we/our”), is a registered financial holding company under the Gramm-Leach-Bliley Act (the “GLBA”). As a financial holding company, we are allowed to acquire or invest in the securities of companies in a broad range of financial activities. The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank; First Hawaiian Bank (“First Hawaiian”), a State of Hawaii-chartered bank; FHL Lease Holding Company, Inc. (“FHL”),a financial services loan company; BancWest Capital I (“BWE Trust”) and First Hawaiian Capital I (“FH Trust”), both Delaware business trusts. First Hawaiian, FHL, BWE Trust and FH Trust are wholly-owned subsidiaries of the Corporation. In 2002, we sold BNP Paribas 14.815% of the outstanding common stock of Bank of the West. See Note 4 to the Consolidated Financial Statements for additional information. At December 31, 2002, the Corporation had consolidated total assets of $34.7 billion, total loans and leases of $24.2 billion, total deposits of $24.6 billion and total stockholder’s equity of $3.9 billion. Based on assets as of December 31, 2002, BancWest Corporation was the 25th largest bank holding company in the United States.

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

     In December 2001, BNP Paribas signed a definitive agreement with Tokyo-headquartered UFJ Bank Ltd. to acquire its wholly-owned subsidiary, United California Bank (“UCB”), for a cash purchase price of $2.4 billion. The transaction closed on March 15, 2002. Former United California Bank branches were fully integrated into Bank of the West in the third quarter of 2002.

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

     At December 31, 2002, Bank of the West was the third largest bank headquartered in California, with total assets of approximately $26.1 billion, total loans and leases of $19.1 billion, total deposits of approximately $17.9 billion and total stockholders’ equity of $4.5 billion. Bank of the West conducts a general commercial banking business, providing retail and corporate banking and trust services to individuals, institutions, businesses and governments through 297 branches and other commercial banking offices located in California, Oregon, Washington, Idaho, New Mexico and Nevada. Bank of the West also originates indirect automobile loans and leases, recreational vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states. Essex Credit Corporation (“Essex”) is engaged primarily in the business of originating and selling consumer loans on a nationwide basis, such loans being made for the purpose of acquiring or refinancing pleasure boats or recreational vehicles. Essex generally sells the loans that it makes to various banks and other financial

BancWest Corporation and Subsidiaries 3

Part I (continued)

institutions, on a servicing released basis. Essex has a network of 11 regional direct lending offices located in the following states: California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, New York, Texas and Washington. In November 2002, Bank of the West purchased Trinity Capital Corporation (“Trinity”). Trinity is a leasing subsidiary that specializes in nationwide vendor leasing programs for manufacturers in specific vertical markets.

First Hawaiian Bank

     First Hawaiian Bank is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. The deposits of First Hawaiian are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. First Hawaiian, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu.

     At December 31, 2002, First Hawaiian had total assets of $9.2 billion, total loans and leases of $5.1 billion, total deposits of $6.7 billion and stockholder’s equity of $1.8 billion, making it the largest bank in Hawaii based on domestic deposits from individuals, corporations and partnerships.

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

     The $50 million loan pool is funded by the member financial institutions, which participate pro rata (based on deposit size) in each HCRC loan. First Hawaiian’s participation in these HCRC loans is included in its loan portfolio.

Hawaii Investors for Affordable Housing, Inc.

     To further enhance First Hawaiian’s community reinvestment program and provide support for the development of additional affordable-housing rental units in Hawaii, First Hawaiian and other HCRC member institutions, have subscribed to a $19.7-million-tax credit equity fund (“Hawaii Affordable Housing Fund I”) and a $20.0 million tax-credit equity fund (“Hawaii Affordable Housing Fund II”). A third tax-credit equity fund has been established to continue the support of additional affordable housing projects.

     Hawaii Affordable Housing Fund I and Hawaii Affordable Housing Fund II (the “Funds”) have been established to invest in qualified low-income housing tax credit rental projects and to ensure that these projects are maintained as low-income housing throughout the required compliance period. First Hawaiian’s investments in these Funds are included in other assets.

FHL Lease Holding Company, Inc.

     FHL primarily finances and leases personal and real property, including equipment and vehicles. FHL is in a run-off mode and all new leveraged and direct financing leases are recorded by First Hawaiian Leasing, Inc. At December 31, 2002, FHL’s net investment in leases amounted to $58.8 million and its total assets were $59.6 million.

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

     At December 31, 2002, the BWE Trust’s total assets were $155.9 million, comprised primarily of the

4 BancWest Corporation and Subsidiaries

Part I (continued)

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

     At December 31, 2002, the FH Trust’s total assets were $107.4 million, comprised primarily of the Corporation’s junior subordinated debentures.

Employees

     At December 31, 2002, the Corporation had 7,753 full-time equivalent employees. Bank of the West and First Hawaiian employed 5,563 and 2,190 persons, respectively. None of our employees are represented by any collective bargaining agreements and our relations with employees are considered excellent.

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

     The consumer lending and finance activities of the Corporation’s subsidiaries are also subject to extensive regulation under various Federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting,

BancWest Corporation and Subsidiaries 5

Part I (continued)

Fair Debt Collection Practice and Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     Holding Company Structure. On November 12, 1999, the Gramm-Leach-Bliley Act (“GLBA”) was signed into law. The GLBA permits bank holding companies that qualify for, and elect to be regulated as, financial holding companies, to engage in a wide range of financial activities, including certain activities, such as insurance, merchant banking and real estate investment, that are not permissible for other bank holding companies. Each activity is to be conducted in a separate subsidiary that is regulated by a functional regulator: a state insurance regulator in the case of an insurance subsidiary, the Securities and Exchange Commission in the case of a broker-dealer or investment advisory subsidiary, or the appropriate federal banking regulator in the case of a bank or thrift institution. The Federal Reserve Board is the “umbrella” supervisor of financial holding companies. Section 23A of the Federal Reserve Act, which severely restricts lending by an insured bank subsidiary to nonbank affiliates, remains in place.

     Financial holding companies are permitted to acquire nonbank companies without the prior approval of the Federal Reserve Board, but approval of the Federal Reserve Board continues to be required before acquiring more than 5% of the voting shares of another bank or bank holding company, before merging or consolidating with another bank holding company and before acquiring substantially all the assets of any additional bank. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations. In conjunction with the BNP Paribas Merger, we elected to become a financial holding company.

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

     In addition, depository institutions insured by the FDIC can be held liable for any losses incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by our insured subsidiaries to reimburse the FDIC would rank senior to their obligations, if any, to the Corporation.

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

6 BancWest Corporation and Subsidiaries

Part I (continued)

     Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA (commonly referred to as the “prompt corrective action” rules), a depository institution is “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, “CAMELS rating,” established by the Federal Financial Institution Examinations Council). A depository institution is considered (i) “undercapitalized” if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) “significantly undercapitalized” if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 2002, all of the Corporation’s subsidiary depository institutions were “well capitalized.”

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

     FDIC Insurance Assessments. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the least risky category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the “Deposit Funds Act”), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates that were applied to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the “FICO”) in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for the first quarter of 2003 was 1.7 basis points. These rate schedules are adjusted quarterly by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

     Capital Requirements. Under the GLBA, our insured depository institutions are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital require-

BancWest Corporation and Subsidiaries 7

Part I (continued)

ments is included in Note 13 Regulatory Capital Requirements, on pages 57 and 58.

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

     The regulation assesses risk-based capital requirements on recourse obligations, residual interests (except credit-enhancing I/O strips), direct credit substitutes, and senior and subordinated securities in asset securitizations based on ratings assigned by nationally recognized statistical rating agencies. The risk weights range from 20% for a position that is rated AA or better, to 200% for a position that is rated BB. A banking organization that holds a recourse obligation or a direct credit substitute (other than a residual interest) that does not qualify for the ratings-based approach is required by the new regulation to maintain capital against that position and all senior positions in the securitization, but is not required to hold more capital than if assets had not been transferred. A banking organization that holds a residual interest that does not qualify for the ratings-based approach is required to hold capital on a dollar-for-dollar basis against the position and all senior positions, even if the capital charge exceeds the full risk-based capital charge that would have been held against the transferred assets.

     The regulation limits credit-enhancing I/O strips, whether retained or purchased, to 25% of Tier 1 capital, with any excess amount to be deducted from Tier 1 capital and from assets. (The deducted amount is not subject to the dollar-for-dollar capital charge discussed above.) Credit-enhancing I/O strips are not aggregated with non-mortgage servicing assets and purchased credit card relationships for purposes of calculating the 25% limit. The regulation became effective on January 1, 2002 for transactions settled on or after that date and became effective December 31, 2002 for all other transactions. The Corporation does not believe the regulation will have a material effect on its operations or financial position.

     On January 16, 2001, the Basel Committee on Banking Supervision (the “Committee”) proposed a new capital adequacy framework to replace the framework adopted in 1988. Under the new framework, risk weights for certain types of claims, including corporate credits, would be based on ratings assigned by rating agencies. Certain low quality exposures would be assigned a risk weight greater than 100%. Short-term commitments to lend, which currently do not require capital, would be subject to a 20% conversion factor. In addition to this “standardized” approach, banks with more advanced risk management capabilities, which can meet rigorous supervisory standards, can make use of an internal ratings-based approach under which some of the key elements of credit risk, such as the probability of default, will be estimated internally by a bank. The Committee also proposes capital charges for operational risk. The Committee announced on July 10, 2002 that it

8 BancWest Corporation and Subsidiaries

Part I (continued)

intends to finalize the proposed new capital adequacy requirement by the end of 2003, with implementation in 2006. If adopted by the Committee, the new accord would then be the subject of rulemaking by the U.S. bank regulatory agencies. Because the timing and final content of the proposal are not yet clear, the Corporation cannot predict at this time the potential effect that the adoption of such a proposal will have on its regulatory capital requirements and financial position.

     On January 25, 2002, the federal bank regulatory agencies jointly published a rule establishing special minimum regulatory capital requirements for equity investments in nonfinancial companies, which became effective on April 1, 2002. The rule requires banking organizations to deduct from Tier 1 capital an amount equal to specified percentages of its aggregate nonfinancial investment portfolio, which portfolio is then excluded from risk-weighted assets for purposes of risk-based capital calculations. An 8 percent charge applies to that portion of a banking organization’s aggregate nonfinancial investment portfolio that amounts to less than fifteen percent of the banking organization’s Tier 1 capital. A 12 percent charge applies to the portion of the portfolio (if any) that amounts to between 15 and 24.9 percent of the banking organization’s Tier 1 capital. A 25 percent charge applies to the portion of the portfolio (if any) that amounts to 25 percent or more of the banking organization’s Tier 1 capital. The Corporation does not believe the regulation will have a material impact on its operations or financial position.

     In order for us to remain a financial holding company, Bank of the West and First Hawaiian Bank (as well as each foreign bank that is controlled by BNP Paribas and that has a branch, agency or bank subsidiary in the United States) must remain “well capitalized” and “well managed.” In the case of Bank of the West and First Hawaiian Bank, “well capitalized” has the same meaning as under the “prompt corrective action” guidelines described above and “well managed” means that at its most recent examination it received at least a satisfactory composite rating and at least a satisfactory rating for management.

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

Foreign Operations

     Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 2002, 2001 and 2000, we had no foreign outstandings to any country which exceeded 1% of total assets. Additional information concerning foreign operations is also included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 20 International Operations on page 66.

Operating Segments

     Information regarding the Corporation’s operating segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 Operating Segments on pages 62 through 66.

Item 2. Properties

     Bank of the West leases a site in Walnut Creek, California, which is its primary administrative headquarters. The administrative headquarters office is a 132,000-square-foot, three-story building. Bank of the West also leases 45,698 square feet of executive office space in downtown San Francisco in the same building that houses its San Francisco Main Branch at 180 Montgomery Street. See Note 21 Lease Commitments on page 67. Approximately 26,862 square feet of leased space at 180 Montgomery Street is subleased to BNP Paribas.

     As of December 31, 2002, 109 of Bank of the West’s active branches are located on land owned by Bank of the West. The remaining 188 active branches are located on leasehold properties. Bank of the West also has 24 surplus branch properties, 15 of which are currently leased to others. In addition, Bank of the West leases 47 properties that are utilized for administrative (including warehouses), lease support, management information systems and regional management services. See Note 21

BancWest Corporation and Subsidiaries 9

Part I (continued)

Lease Commitments on page 67.

     First Hawaiian indirectly (through two subsidiaries) owns all of a city block in downtown Honolulu. The administrative headquarters of the Corporation and First Hawaiian, as well as the main branch of First Hawaiian are located in a modern banking center on this city block. The headquarters building includes 418,000 square feet of gross office space. Information about the lease financing of the headquarters building is included in Note 21 Lease Commitments on page 67.

     As of December 31, 2002, 19 of First Hawaiian’s offices in Hawaii and one in Guam are located on land owned in fee simple by First Hawaiian. The other branches of First Hawaiian in Hawaii, two branches in Guam and one branch in Saipan are situated on leasehold premises or in buildings constructed on leased land. See Note 21 Lease Commitments on page 67. In addition, First Hawaiian owns an operations center which is located on 125,919 square feet of land owned in fee simple by First Hawaiian in an industrial area near downtown Honolulu. First Hawaiian occupies most of this four-story building.

     First Hawaiian owns a five-story, 75,000-square-foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam, where it maintains a branch.

Item 3. Legal Proceedings

     The information required by this Item is set forth in Note 22 to the Consolidated Financial Statements on pages 67 and 68 of this Form 10-K, and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     BancWest is a wholly-owned subsidiary of BNP Paribas and there is no public trading market for BancWest’s common equity.

     State regulations place restrictions on the ability of our bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 2002, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $363.3 million.

     Here are quarterly and annual cash dividends paid per share data, computed using the common stock and Class A common shares:

Cash Dividends Paid

2002
First Quarter	$	—
Second Quarter		—
Third Quarter		—
Fourth Quarter		—

Annual	$	—

2001	$	.80

     As we no longer have outstanding shares of common stock, future dividends will be paid only on Class A common shares. The declaration and payment of cash dividends are subject to future earnings, capital requirements, financial condition and certain limitations as described in Note 14 to the Consolidated Financial Statements on page 58.

Item 6. Selected Financial Data

GAAP, Core and Cash Earnings

     We analyze our performance on a net income basis determined in accordance with generally accepted accounting principles (“GAAP”), as well as on an operating basis before merger-related, integration and other nonrecurring items, minority interest and/or the effects of the amortization of intangible assets. We refer to the results as “core” and “cash” earnings, respectively. Core earnings and cash earnings (the combination of the effect of adjustments for both cash and core results), as well as information calculated from them and related discussions, are presented as supplementary information in this analysis. This presentation is intended to enhance the readers’ understanding of, and highlight trends in, our core financial results excluding the effects of discrete business acquisitions and other transactions. We include these additional disclosures because this information is both relevant and useful in understanding the performance of the Company as management views it. Core earnings and cash earnings should not be viewed as a substitute for net income, among other gauges of performance, as determined in accordance with GAAP.

     Merger-related, integration and other nonrecurring costs, amortization of intangible assets and other items excluded from net income to derive core and cash earnings may be significant and may not be comparable to those of other companies. See the following table for a reconciliation of net income to core and cash earnings.

10 BancWest Corporation and Subsidiaries

Part II (continued)

Basis of Presentation

     On December 20, 2001, BNP Paribas acquired all of the outstanding common shares of BancWest. As a result of the transaction, BancWest became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for as a purchase with BNP Paribas’ accounting basis being “pushed down” to BancWest. See Note 2 to the Consolidated Financial Statements for additional information regarding this business combination. It is generally not appropriate to combine pre- and post-“push down” periods; however, for purposes of comparison only, the following tables combine our results of operations from December 20, 2001 through December 31, 2001 with those for the period January 1, 2001 through December 19, 2001. The combined results will generally serve as comparable amounts to the 12-month periods ended December 31, 2002, 2000, 1999 and 1998 and will be utilized for purposes of providing discussion and analysis of results of operations.

(dollars in thousands)	2002	2001	2000	1999	1998

Income Statements and Dividends
Interest income	$1,659,722	$1,323,649	$1,309,856	$1,135,711	$749,541
Interest expense	465,330	507,135	562,922	446,877	315,822

Net interest income	1,194,392	816,514	746,934	688,834	433,719
Provision for credit losses	95,356	103,050	60,428	55,262	30,925
Noninterest income	332,364	308,398	216,076	197,632	134,182
Noninterest expense	836,074	595,746	533,961	535,075	392,075

Income before income taxes	595,326	426,116	368,621	296,129	144,901
Provision for income taxes	233,994	171,312	152,227	123,751	60,617

Net income	$361,332	$254,804	$216,394	$172,378	$84,284

Cash dividends	$—	$99,772	$84,731	$77,446	$40,786

Supplemental Non-GAAP Data (1)
Net income	$361,332	$254,804	$216,394	$172,378	$84,284
Reconciliation of net income to core and cash earnings:
After-tax restructuring and merger-related costs (2)	10,381	2,342	755	11,630	21,866
Nonrecurring costs (3)	2,646	—	—	—	—
Net Concord gain (4)	—	(14,915)	—	—	—

Core earnings	374,359	242,231	217,149	184,008	106,150
Intangibles (5)	11,893	36,806	32,737	32,508	11,082

Cash earnings	$386,252	$279,037	$249,886	$216,516	$117,232

On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operations.

(2)	After-tax restructuring, integration and other nonrecurring costs of:

(a)	$10.4 million in 2002 for the acquisition of United California Bank,

(b)	$2.3 million in the first quarter of 2001 for the acquisition of branches in New Mexico and Nevada,

(c)	$755,000 in 2000 for the acquisition of branches in Nevada and New Mexico completed in the first quarter of 2001,

(d)	$11.6 million in connection with the acquisition of SierraWest Bancorp and the consolidation of data centers in 1999, and

(e)	$21.9 million in connection with the merger of the former BancWest Corporation with and into First Hawaiian, Inc. on November 1, 1998 (“BancWest Merger”).

(3)	Nonrecurring costs associated with employee stock compensation program offered by BNP Paribas.

(4)	Represents the after-tax net effect of $14,915,000 Concord stock gain, additional provision for credit losses and other nonrecurring items incurred in 2001.

(5)	After-tax amortization of goodwill and core deposit intangible.

BancWest Corporation and Subsidiaries 11

Part II (continued)

Item 6. Selected Financial Data (continued)

	2002		2001		2000		1999		1998

Balance Sheets (in millions)
Average balances:
Total assets	$31,370		$19,461		$17,600		$16,294		$10,033
Total earning assets	26,114		17,297		15,742		14,492		9,036
Loans and leases	22,344		14,586		13,286		12,291		7,659
Deposits	22,300		14,550		13,380		12,517		7,710
Long-term debt and capital securities	2,541		1,074		817		790		354
Stockholder’s equity	3,441		2,079		1,903		1,793		938
At December 31:
Total assets	34,749		21,647		18,457		16,681		15,929
Loans and leases	24,242		15,224		13,972		12,524		11,965
Deposits	24,557		15,334		14,128		12,878		12,043
Long-term debt and capital securities	3,636		2,463		882		802		734
Stockholder’s equity	3,867		2,002		1,989		1,843		1,746

Selected Ratios
Return on average:
Total assets	1.15%		1.31%		1.23%		1.06%		.84%
Stockholder’s equity	10.50		12.25		11.37		9.61		8.99
Supplemental Non-GAAP Data (1)
Return on average:
Tangible total assets (2)	1.38%		1.49%		1.48%		1.39%		1.19%
Other Selected Data
Average stockholder’s equity to average total assets	10.97%		10.68%		10.81%		11.00%		9.35%
Year ended December 31:
Net interest margin	4.58		4.73		4.75		4.76		4.81
Net loans and leases charged off to average loans and leases	.53		.55		.37		.42		.31
Efficiency ratio (3)	52.04		51.24		51.53		54.47		62.50
At December 31:
Allowance for credit losses to total loans and leases	1.58		1.28		1.23		1.29		1.32
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	1.01		.78		.86		1.01		1.11
Allowance for credit losses to nonperforming loans and leases	1.70	x	2.00	x	1.84	x	1.64	x	1.61	x

On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests. Therefore, all financial information has been restated for all periods presented.

(1)	Information presented was not calculated under generally accepted accounting principles (“GAAP”). Information is disclosed to improve readers’ understanding of how management views the results of our operations.

(2)	Defined as cash earnings as a percentage of average total assets minus average goodwill and core deposit intangible.

(3)	Excluding after-tax restructuring, integration and other nonrecurring revenue and costs.

12 BancWest Corporation and Subsidiaries

Part II (continued)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning its plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to:

(1)	global, national and local economic and market conditions, specifically with respect to changes in the United States economy and geopolitical uncertainty;

(2)	the level and volatility of interest rates and currency values;

(3)	government fiscal and monetary policies;

(4)	credit risks inherent in the lending process;

(5)	loan and deposit demand in the geographic regions where we conduct business;

(6)	the impact of intense competition in the rapidly evolving banking and financial services business;

(7)	extensive federal and state regulation of our business, including the effects of current and pending legislation and regulations;

(8)	whether expected revenue enhancements and cost savings are realized within expected time frames;

(9)	matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance;

(10)	our reliance on third parties to provide certain critical services, including data processing;

(11)	the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) or other standard setting bodies;

(12)	technological changes;

(13)	other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and

(14)	management’s ability to manage risks that result from these and other factors.

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

Glossary

     See “Glossary of Financial Terms” on page 71 for definitions of certain terms used in this annual report.

Overview

     Our net income during 2002 increased 41.8% over 2001 to a record $361.3 million. These were some of the key events that occurred in 2002:

•	On March 15, 2002, we completed our acquisition of United California Bank (“UCB”) from UFJ Bank Ltd. of Tokyo, Japan. We acquired UCB for $2.4 billion in cash. On March 15, 2002, UCB had total assets of $10.1 billion, net loans of $8.5 billion, total deposits of $8.3 billion and 115 branches. The acquisition of UCB substantially bolstered our branch network, particularly in Southern California where we maintain administrative and processing centers in addition to our branches. UCB was merged with and into Bank of the West on April 1, 2002. In the third quarter of 2002, former UCB branches became fully integrated within Bank of the West. We expect to achieve cost savings for the combined company of approximately $75-$80 million per year beginning in 2003. These anticipated cost savings primarily involve employee compensation and occupancy-related expenses. BNP Paribas funded our acquisition of UCB by providing $1.6 billion in additional capital and by providing $800 million in debt financing. The contribution made by the UCB acquisition substantially impacted our financial results for 2002.

•	In November 2002, we obtained permanent financing for the UCB acquisition through a repurchase agreement of Bank of the West stock with BNP Paribas. BNP Paribas purchased approximately 15% of Bank of the West stock from us subject to a shareholder’s agreement that contained put and call features. See Note 4 to the Consolidated Financial Statements for additional information.

•	Bank of the West acquired Trinity Capital Corporation (“Trinity”), a privately held equipment leasing company, in the fourth quarter of 2002. Trinity became a wholly-owned subsidiary of Bank of the West, with a lease portfolio of approximately $160 million and with leases serviced for others of nearly $900 million.

•	In addition to the growth that resulted from the UCB acquisition, we continued to grow loans, leases and deposits through our existing operations in the Western United States. In Hawaii, First Hawaiian strengthened

BancWest Corporation and Subsidiaries 13

Part II (continued)

     its dominant market position by increasing deposits.

     For further information regarding the Company’s mergers and acquisitions, see Note 2 to the Consolidated Financial Statements on pages 49 through 51.

2002 vs. 2001

     The table below compares our 2002 financial results to 2001. The increases in net income and core earnings are primarily the result of the acquisition of UCB. The acquisition, coupled with organic growth, resulted in higher net interest income, caused mainly by increased loan and lease and deposit volume. Noninterest income also contributed to the increase with increased charges and fees from our larger customer base. Noninterest expense increased in 2002 compared to 2001, primarily as a result of higher employee, occupancy, equipment and other costs resulting from the acquisition of UCB. Although net income and core earnings increased in 2002 over 2001, the return on average tangible assets dipped from 1.49% in 2001 to 1.38% in 2002.

(dollars in thousands)	2002	2001	Change

Consolidated net income	$361,332	$254,804	41.8%
Core earnings*	374,359	242,231	54.5
Return on average tangible total assets**	1.38%	1.49%	(7.4)

*	See “GAAP, Core and Cash Earnings” on page 10.

**	See Note 2 on page 12 for explanation of the method of calculation.

2001 vs. 2000

     The table below compares our 2001 financial results to 2000. The improvement in our financial results is primarily attributed to higher net interest income, caused mainly by increased loan and lease and deposit volume, increased noninterest income, a result of our continuing efforts to diversify our revenue base, and controlled noninterest expense.

(dollars in thousands)	2001	2000	Change

Consolidated net income	$254,804	$216,394	17.8%
Core earnings*	242,231	217,149	11.6
Return on average tangible total assets**	1.49%	1.48%	.7

*	See “GAAP, Core and Cash Earnings” on page 10.

**	See Note 2 on page 12 for explanation of the method of calculation.

Net Interest Income

2002 vs. 2001

(in thousands)	2002	2001	Change

Net interest income	$1,194,392	$816,514	46.3%

     The increase in our net interest income in 2002 was principally the result of an $8.8 billion, or 51%, increase in average earning assets. The increase in our average earning assets was primarily the result of growth in Bank of the West resulting from the UCB acquisition. Also contributing to the increase was First Hawaiian’s acquisition of branches in Guam and Saipan from Union Bank of California. The increase in average earning assets was partially offset by a 15-basis-point (1% equals 100 basis points) reduction in our net interest margin. The continuing effect of rate reductions by the Federal Reserve Board’s Federal Open Market Committee has reduced the yield on earning assets as well as rates paid on sources of funds.

2001 vs. 2000

(in thousands)	2001	2000	Change

Net interest income	$816,514	$746,934	9.3%

     The increase in our net interest income in 2001 was principally the result of a $1.6 billion, or 9.9%, increase in average earning assets. The increase in our average earning assets was primarily a result of growth in Bank of the West and branch acquisitions in Nevada, New Mexico, Guam and Saipan. The increase in average earning assets was partially offset by a two-basis-point reduction in our net interest margin. The Federal Reserve Board’s Federal Open Market Committee reduced the key Federal Funds rate 11 times by a total of 425 basis points in 2001. These decreases reduced the yield on earning assets, but also the rates paid on sources of funds.

Net Interest Margin

2002 vs. 2001

	2002	2001	Change

Net interest margin	4.58%	4.73%	–15 basis pts.

     The net interest margin decreased by 15 basis points in 2002 from 2001 due primarily to the effects of the decreasing interest rate environment that began in 2001 and continued into 2002. Although the decreasing rate environment reduced our yield on earning assets by 129 basis points to 6.37% in 2002 from 7.66% in 2001, it also decreased our rate paid on sources of funds by 114 basis points to 1.79% in 2002 from 2.93% in 2001. Therefore, our net interest margin decreased by 15 basis points in 2002. Partially offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits increased by $2.5 billion, or 80.4%, in 2002 compared to 2001. The primary reason for the increase was the UCB acquisition by Bank of the West.

2001 vs. 2000

	2001	2000	Change

Net interest margin	4.73%	4.75%	–2 basis pts.

14 BancWest Corporation and Subsidiaries

Part II (continued)

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

Average Earning Assets

2002 vs. 2001

(in thousands)	2002	2001	Change

Average earning assets	$26,077,707	$17,273,697	51.0%

     The UCB acquisition and the continuing growth of Bank of the West are primarily responsible for the increase in average earning assets. In particular, the $7.8 billion, or 53.2%, increase in average total loans and leases was primarily due to the UCB acquisition. Average total investment securities also increased by $1.0 billion, or 46.3%, to $3.3 billion in 2002 over 2001.

2001 vs. 2000

(in thousands)	2001	2000	Change

Average earning assets	$17,273,697	$15,752,238	9.7%

     The continuing growth of Bank of the West and our branch acquisitions in Nevada, New Mexico, Guam and Saipan were primarily responsible for the increase in average earning assets. In particular, the $1.3 billion, or 9.8%, increase in average total loans and leases was primarily due to growth in the Western United States. Average total investment securities also increased by $177.5 million, or 8.5%, to $2.3 billion in 2001 over 2000.

Average Loans and Leases

2002 vs. 2001

(in thousands)	2002	2001	Change

Average loans and leases	$22,344,271	$14,585,712	53.2%

     The increase in average loans and leases was primarily due to the UCB acquisition and growth in Bank of the West. All categories, except lease financing, increased significantly due to the UCB acquisition. Average loans and leases in the First Hawaiian operating segment decreased in 2002 as compared to 2001, primarily due to the planned reduction in certain syndicated national credits, partially offset by loans and leases acquired from Union Bank of California in the fourth quarter of 2001.

2001 vs. 2000

(in thousands)	2001	2000	Change

Average loans and leases	$14,585,712	$13,285,586	9.8%

     The increase in average loans and leases was primarily due to growth in Bank of the West’s consumer loan and lease financing portfolios. In addition to growth from its existing branch network, average loans and leases in the Bank of the West operating segment also increased due to the acquisition of branches in Nevada and New Mexico. Average loans and leases in the First Hawaiian operating segment decreased in 2001 as compared to 2000, primarily due to the planned reduction in certain syndicated national credits, partially offset by loans and leases acquired in the Guam and Saipan branch acquisition.

Average Interest-Bearing Deposits and Liabilities

2002 vs. 2001

(in thousands)	2002	2001	Change

Average interest-bearing deposits and liabilities	$21,170,693	$13,366,544	58.4%

     The increase in average interest-bearing deposits and liabilities in 2002 over 2001 was principally due to growth in our customer deposit base, primarily in Bank of the West. Average deposits increased due to the UCB acquisition and the Guam and Saipan branches acquired by First Hawaiian from Union Bank of California. Average short-term borrowings increased primarily due to higher Federal Home Loan Bank advances and the $800 million in short-term debt financing for the UCB acquisition. Average long-term debt and capital securities increased primarily due to the inclusion of $1.550 billion in long-term debt entered into with BNP Paribas in conjunction with the BNP Paribas Merger for all of 2002, as opposed to only a portion of December 2001. In November 2002, we recorded an additional $800 million in long-term debt in connection with the UCB acquisition.

2001 vs. 2000

(in thousands)	2001	2000	Change

Average interest-bearing deposits and liabilities	$13,366,544	$12,289,972	8.8%

     The increase in average interest-bearing deposits and liabilities in 2001 over 2000 was principally caused by growth in our customer deposit base, primarily in Bank of the West. Our average deposits also increased due to branch acquisitions in Nevada, New Mexico, Guam and Saipan. Average long-term debt and capital securities increased in 2001 over 2000 primarily due to the inclusion of the $150 million in BWE Capital Securities for all of 2001, as opposed to only a portion of December 2000. Also affecting average long-term debt was the $1.550 billion in long-term debt entered into with BNP Paribas in conjunction with the BNP Paribas Merger.

BancWest Corporation and Subsidiaries 15

Part II (continued)

Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

     On December 20, 2001, BNP Paribas acquired all of the outstanding common shares of BancWest Corporation. As a result of the transaction, the Corporation became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for as a purchase with BNP Paribas’ accounting basis being “pushed down” to BancWest Corporation. See Note 2 to the Consolidated Financial Statements for additional information regarding this business combination. It is generally not appropriate to combine pre- and post-“push-down” periods; however, for purposes of comparison only, the following tables combine our consolidated results of operations from December 20, 2001 through December 31, 2001 with those for the period January 1, 2001 through December 19, 2001. The combined results will generally serve as comparable amounts to the 12-month periods ended December 31, 2002 and 2000 and will be utilized for purposes of providing discussion and analysis of consolidated results of operations.

     The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2002, 2001 and 2000) to make them comparable with taxable items before any income taxes are applied.

		2002			2001			2000

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$3,777	$157	4.17%	$7,320	$405	5.54%	$5,405	$233	4.30%
Foreign	155,406	2,789	1.79	188,105	8,797	4.68	172,265	11,228	6.52

Total interest-bearing deposits in other banks	159,183	2,946	1.85	195,425	9,202	4.71	177,670	11,461	6.45

Federal funds sold and securities purchased under agreements to resell	258,890	4,401	1.70	226,032	9,360	4.14	199,970	13,016	6.51

Investment securities (1):
Taxable	3,302,834	155,838	4.72	2,257,162	136,185	6.03	2,074,238	136,295	6.57
Exempt from Federal income taxes	12,529	1,158	9.24	9,366	778	8.31	14,774	1,168	7.91

Total investment securities	3,315,363	156,996	4.74	2,266,528	136,963	6.04	2,089,012	137,463	6.58

Loans and leases (2), (3):
Domestic	21,963,415	1,467,830	6.68	14,238,553	1,138,044	7.99	12,941,488	1,117,404	8.63
Foreign	380,856	28,369	7.45	347,159	30,409	8.76	344,098	30,934	8.99

Total loans and leases	22,344,271	1,496,199	6.70	14,585,712	1,168,453	8.01	13,285,586	1,148,338	8.64

Total earning assets	26,077,707	1,660,542	6.37	17,273,697	1,323,978	7.66	15,752,238	1,310,278	8.32

Cash and due from banks	1,226,886			693,489			632,780
Premises and equipment	376,516			286,914			277,831
Core deposit intangible	197,007			73,256			60,887
Goodwill	3,087,109			712,198			612,284
Other assets	404,826			421,887			263,959

Total assets	$31,370,051			$19,461,441			$17,599,979

Notes:

(1)	For the years ended December 31, 2002, 2001, and 2000, average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(2)	Nonaccruing loans and leases are included in the average loan and lease balances.

(3)	Interest income for loans and leases include loan fees of $53,830, $37,834 and $32,811 for 2002, 2001 and 2000, respectively.

16	BancWest Corporation and Subsidiaries

Part II (continued)

		2002			2001			2000

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$334,522	$915	.27%	$315,997	$1,878	.59%	$289,317	$3,546	1.23%
Savings	8,435,637	94,327	1.12	4,576,588	86,082	1.88	4,062,828	98,876	2.43
Time	7,265,406	177,137	2.44	6,281,175	298,353	4.75	6,083,739	345,939	5.69
Foreign	576,862	9,087	1.58	222,708	6,951	3.12	222,351	9,843	4.43

Total interest-bearing deposits	16,612,427	281,466	1.69	11,396,468	393,264	3.45	10,658,235	458,204	4.30
Short-term borrowings	2,016,947	34,152	1.69	896,405	34,955	3.90	814,271	49,298	6.05
Long-term debt and capital securities	2,541,319	149,712	5.89	1,073,671	78,916	7.35	817,466	55,420	6.78

Total interest-bearing deposits and liabilities	21,170,693	465,330	2.20	13,366,544	507,135	3.79	12,289,972	562,922	4.58

Interest rate spread			4.17%			3.87%			3.74%

Noninterest-bearing deposits	5,687,550			3,153,164			2,721,818
Other liabilities	1,070,679			862,404			685,563

Total liabilities	27,928,922			17,382,112			15,697,353
Stockholder’s equity	3,441,129			2,079,329			1,902,626

Total liabilities and stockholder’s equity	$31,370,051			$19,461,441			$17,599,979

Net interest income and margin on total earning assets		1,195,212	4.58%		816,843	4.73%		747,356	4.75%

Tax-equivalent adjustment		820			329			422

Net interest income		$1,194,392			$816,514			$746,934

BancWest Corporation and Subsidiaries 17

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

     The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2002, 2001 and 2000) to make them comparable with taxable items before any income taxes are applied.

	2002 Compared to 2001—			2001 Compared to 2000—
	Increase (Decrease) Due to:			Increase (Decrease) Due to:

			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest earned on:
Interest-bearing deposits in other banks:
Domestic	$(164)	$(84)	$(248)	$96	$76	$172
Foreign	(1,322)	(4,686)	(6,008)	960	(3,391)	(2,431)

Total interest-bearing deposits in other banks	(1,486)	(4,770)	(6,256)	1,056	(3,315)	(2,259)

Federal funds sold and securities purchased under agreements to resell	1,203	(6,162)	(4,959)	1,534	(5,190)	(3,656)

Investment securities:
Taxable	53,738	(34,085)	19,653	11,510	(11,620)	(110)
Exempt from Federal income taxes	285	95	380	(447)	57	(390)

Total investment securities	54,023	(33,990)	20,033	11,063	(11,563)	(500)

Loans and leases (1):
Domestic	539,724	(209,938)	329,786	107,214	(86,574)	20,640
Foreign	2,778	(4,818)	(2,040)	273	(798)	(525)

Total loans and leases	542,502	(214,756)	327,746	107,487	(87,372)	20,115

Total earning assets	596,242	(259,678)	336,564	121,140	(107,440)	13,700

Interest paid on:
Deposits:
Domestic:
Interest-bearing demand	104	(1,067)	(963)	301	(1,969)	(1,668)
Savings	52,710	(44,465)	8,245	11,488	(24,282)	(12,794)
Time	41,209	(162,425)	(121,216)	10,922	(58,508)	(47,586)
Foreign	6,879	(4,743)	2,136	16	(2,908)	(2,892)

Total interest-bearing deposits	100,902	(212,700)	(111,798)	22,727	(87,667)	(64,940)
Short-term borrowings	26,676	(27,479)	(803)	4,582	(18,925)	(14,343)
Long-term debt and capital securities	89,177	(18,381)	70,796	18,522	4,974	23,496

Total interest-bearing deposits and liabilities	216,755	(258,560)	(41,805)	45,831	(101,618)	(55,787)

Increase (decrease) in net interest income	$379,487	$(1,118)	$378,369	$75,309	$(5,822)	$69,487

Note:

(1)	Interest income for loans and leases include loan fees of $53,830, $37,834, and $32,811 for 2002, 2001 and 2000, respectively.

18 BancWest Corporation and Subsidiaries

Part II (continued)

Operating Segments Results

     As detailed in Note 19 to the Consolidated Financial Statements on pages 62 through 66, our operations are managed principally through our two major bank subsidiaries, Bank of the West and First Hawaiian. Bank of the West operates primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. It also conducts business nationally through its Consumer Finance Division as well as its Essex Credit Corporation subsidiaries. First Hawaiian’s primary base of operations is in Hawaii, Guam and Saipan. It also has significant operations extending nationally, and to a lesser degree internationally, through its media finance, national corporate lending and leveraged leasing operations. The “Other BancWest” category in the table below consists principally of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc., BancWest Capital I and First Hawaiian Capital I. The reconciling items are principally consolidating entries to eliminate intercompany balances and transactions. The following table summarizes significant financial information, as of or for years ended December 31, of our reportable segments:

	Net		Average
	Interest	Net	Segment
(in millions)	Income	Income	Assets

Year ended December 31, 2002:
Bank of the West:
Regional banking	$499	$137	$6,778
Commercial banking	274	116	7,044
Consumer finance	183	56	6,679
Other	32	4	2,528
First Hawaiian Bank:
Retail banking group	244	89	3,311
Consumer	64	29	1,350
Commercial banking	6	16	887
Financial management group	—	2	13
Other	17	(11)	3,197
Other BancWest	(125)	(77)	6,245
Reconciling items	—	—	(6,662)

Consolidated totals	$1,194	$361	$31,370

Year ended December 31, 2001:
Bank of the West:
Regional banking	$264	$45	$2,772
Commercial banking	95	38	2,752
Consumer finance	135	29	4,893
Other	8	28	1,883
First Hawaiian Bank:
Retail banking group	239	80	3,562
Consumer	58	23	1,330
Commercial banking	4	14	671
Financial management group	1	5	15
Other	28	3	1,869
Other BancWest	(15)	(10)	2,811
Reconciling items	—	—	(3,097)

Consolidated totals	$817	$255	$19,461

Year ended December 31, 2000:
Bank of the West:
Regional banking	$238	$53	$2,479
Commercial banking	81	33	2,419
Consumer finance	102	26	3,886
Other	2	(2)	1,583
First Hawaiian Bank:
Retail banking group	231	72	2,944
Consumer	51	19	1,130
Commercial banking	14	14	829
Financial management group	1	7	6
Other	32	—	2,332
Other BancWest	(5)	(6)	2,541
Reconciling items	—	—	(2,549)

Consolidated totals	$747	$216	$17,600

2002 vs. 2001

     As detailed in Note 19 to the Consolidated Financial Statements, we manage our operations through a number of operating segments at Bank of the West and First Hawaiian. The results of each segment are detailed in the Note previously referenced.

Bank of the West

•	Regional Banking

Net interest income grew $235 million primarily due to an increase in average outstanding loans of approximately $2.9 billion and an increase of $4.9 billion in average deposits, both of which are largely attributable to the acquisition of UCB on March 15, 2002. Additionally, due to a declining interest rate environment during much of the period, the net margin (yield) widened.

While the majority of the $57 million increase in noninterest income is due to additional business provided through the UCB acquired branches, approximately $12 million was due to growth from legacy Bank of the West branches.

Noninterest expense increased by approximately $150 million, due almost exclusively to the additional expense associated with the acquired UCB branches and operations. Noninterest expense required to support legacy Bank of the West branches increased by approximately $11 million over the prior year, of which $5 million was due to higher personnel expense and $3 million was due to increased occupancy, both a result of growth.

The increased provision for credit losses reflects the additional losses inherent in a larger loan portfolio.

Average segment assets, loans and deposits for 2002 increased over 2001 primarily as a result of the UCB acquisition.

•	Commercial Banking

With the exception of the provision for credit losses, which approximately doubled over 2001, all income and expense items for this segment increased by over 150%. Balance sheet growth was significant between the two time periods. The majority of this increase is attributable to UCB, which had a large commercial banking portfolio (compared to that held by the legacy Bank of the West) as of the date of acquisition.

Additional growth was driven by an increase in Small Business Administration loans, loans to religious institutions, the health care industry and equipment leasing, including the November 2002 acquisition of Trinity Capital Corporation. This reflects Bank of the West’s strategy of being a key player in certain niche markets.

•	Consumer Finance

Net interest income grew approximately $48 million due, in part, to the acquisition of UCB. However, the acquisition of UCB had a lesser effect on the operations of this segment than either of the other two operating segments. Structural changes in the automobile finance market significantly impacted auto loan and lease production, decreasing auto lease production while increasing that of auto loans, which stayed strong throughout 2002. Margins on new loan production were also strong during 2002.

Noninterest income increased approximately 12%. Relocation of the headquarters of Essex Credit from Connecticut to California disrupted service, most notably in the refinance business, and contributed to the gain on sale of loans remaining relatively flat. However, installment fee income increased significantly due to loan extension programs which occurred twice in 2002, compared to just once in 2001.

Noninterest expense increased as a direct result of increased production, which required additional staffing, and the UCB acquisition.

The increased provision for credit losses reflects the additional losses inherent in a larger loan portfolio.

Average segment loans for 2002 increased by approximately $1.6 billion over 2001 primarily as a result of the increased loan production, territorial expansion and the UCB acquisition.

First Hawaiian

•	Retail Banking Group

Net interest income increased approximately $5 million (2%) primarily due to a shift in balances from lower margin TCD accounts into higher margin savings accounts, increased deposits and increased mortgage loan fees. Higher noninterest income of approximately $4 million is primarily due to increased account analysis fees. Noninterest expense decreased approximately $9 million primarily due to purchase accounting adjustments and termination of an office space lease. Assets decreased due to lower balances in commercial loans.

•	Consumer

Net interest income increased approximately $6 million (10%) primarily due to increased loan fees, higher earning assets and higher margin. Noninterest income increased approximately $7 million primarily due to higher merchant service income and gain on sale of mortgage loans. Assets increased due to higher balances in commercial and real estate mortgage loans.

•	Commercial Banking

Net interest income increased approximately $2 million (50%) primarily due to higher earning assets. In addition, transfer pricing credits on deferred tax liability increased and the provision for credit losses decreased. The increase was partially offset by a decrease in noninterest income of approximately $2 million compared to the same period in 2001, due to management fees recognized in 2001 related to the sale of a leveraged lease. Assets increased primarily due to higher commercial loan balances.

•	Financial Management Group

Noninterest income decreased approximately $3 million primarily due to lower investment management fees. Investment management fees were negatively impacted by the prolonged economic downturn in the equity markets. Noninterest expense increased approximately $1 million primarily due to higher employee salaries and benefits.

•	Other

As compared to the same period in 2001, net interest income decreased approximately $11 million (39%) due to interest recoveries in 2001, interest reversals and lower earning assets. In addition, the decrease was due to higher transfer pricing credit to branches for savings and DDA and net Concord stock gain reflected in 2001.

BancWest Corporation and Subsidiaries 19

Part II (continued)

2001 vs. 2000

Bank of the West

•	Regional Banking

Net interest income increased by approximately $26 million (11%) due to wider margins and an increase in loans due to the acquisition of 30 branches from Wells Fargo & Company in the first quarter of 2001.

Noninterest income increased approximately $13 million primarily due to additional revenue from service charges on deposit accounts, which was, in turn, largely a result of an increased average deposit base due to the acquisition of 30 branches from Wells Fargo & Company.

Noninterest expense increased by approximately $41 million during 2001. Approximately $18 million of this amount is attributable to higher employee related expenses from the addition of 260 employees and other expenses associated with supporting the acquired branches. The rest of the increase is due to higher amortization expense of intangibles ($5 million), higher expenses from internal growth ($9 million) and the overhead costs associated with supporting a larger deposit base.

The increase in average assets, loans and deposits was primarily a result of the branch acquisition.

•	Commercial Banking

Net interest income increased due to wider margins that resulted from the interest rate reductions initiated by the Federal Reserve Bank. Also, the increase in average assets contributed to higher net interest income.

Noninterest income remained relatively flat while noninterest expense increased as the segment focused on increasing Small Business Administration, religious, healthcare and other niche lending.

The provision for credit losses increased approximately $3 million (64%) as a result of the weakening economic environment.

•	Consumer Finance

Net interest income increased $33 million as a result of new production and growth in the consumer finance segment. New production represented a 36% increase over 2000. The growth was primarily focused in Indirect Auto Lending. The wider margins on new loans generated in 2001 contributed to the increased net interest income.

Noninterest income increased primarily due to 22% higher gains on the sale of loans through Essex Credit and an increase in installment fee income from a loan extension program.

The increase in noninterest expense was a result of asset growth from higher loan production.

The provision for credit losses increased $19 million (84%) as a result of the weakening economic environment and a larger portfolio.

First Hawaiian

•	Retail Banking Group

Net interest income increased approximately $8 million (3%) primarily due to increased loan fees. Noninterest income increased approximately $4 million primarily due to higher account analysis fees partially offset by increased salaries and benefits. The majority of the decrease in assets was due to commercial loans.

•	Consumer

The Consumer segment net income increased approximately $4 million (21%) primarily due to higher interchange and merchant services fees, partially offset by increased salaries and benefits, outside services and co-branded partner fees. Assets decreased due to lower total loan balances.

•	Commercial Banking

The Commercial Banking segment net income remained at $14 million primarily due to higher provision for credit losses, partially offset by a management fee collected on sale of a leveraged lease. Assets decreased due to lower balances in commercial loans.

•	Financial Management Group

Noninterest income decreased approximately $4 million primarily due to lower investment management fees. The lower investment management fees are a result of the significant and sharp decline in value in the equity markets.

•	Other

Other net income decreased approximately $4 million due to loans charged off, higher credit to branches for savings and DDA related to cost of funds, partially offset by the net Concord stock gain.

20 BancWest Corporation and Subsidiaries

Part II (continued)

Noninterest Income

     Components of and changes in noninterest income are reflected below for the years indicated:

				2002/2001 Change		2001/2000 Change

(dollars in thousands)	2002	2001	2000	Amount	%	Amount	%

Service charges on deposit accounts	$139,030	$89,175	$74,718	$49,855	55.9%	$14,457	19.3%
Trust and investment services income	37,198	32,330	36,161	4,868	15.1	(3,831)	(10.6)
Other service charges and fees	123,760	78,787	73,277	44,973	57.1	5,510	7.5
Securities gains, net	1,953	71,797	211	(69,844)	N/M	71,586	N/M
Other	30,423	36,309	31,709	(5,886)	(16.2)	4,600	14.5

Total noninterest income	$332,364	$308,398	$216,076	$23,966	7.8%	$92,322	42.7%

N/M - Not Meaningful.

2002 vs. 2001

     As the table above shows in more detail, noninterest income increased $24 million, or 7.8%, from $308.4 million in 2001 to $332.4 million in 2002. Significant factors included:

•	Service charges on deposit accounts increased, primarily due to higher levels of deposits resulting from the expansion of our customer deposit base primarily in Bank of the West due to the UCB acquisition.

•	Trust and investment services income increased, primarily due to the UCB acquisition.

•	Securities gains declined by $69.8 million in 2002 as compared to 2001, primarily due to the $59.8 million gross gain on the sale of Concord EFS, Inc. stock in 2001.

•	Other service charges and fees increased, primarily due to higher merchant services fees resulting from higher fee charges, increased volume and more merchant outlets, higher bank card and ATM convenience fee income and higher miscellaneous service fees primarily due to the UCB acquisition.

•	Other noninterest income decreased, primarily due to lower gains on the sale of OREO property in 2002 and gains on the sale of securitized loans and a leveraged lease in 2001.

2001 vs. 2000

     As the table above shows in more detail, noninterest income increased $92.3 million, or 42.7%, from $216.1 million in 2000 to $308.4 million in 2001. Significant factors included:

•	Service charges on deposit accounts increased, primarily due to higher levels of deposits caused by the expansion of our customer deposit base in Bank of the West, including the deposits from the 30 branches acquired in Nevada and New Mexico in the first quarter of 2001.

•	Trust and investment services income decreased, primarily due to decreased investment management fee income resulting from a lower valuation of investments under management.

•	Other service charges and fees increased, primarily due to higher merchant services fees resulting from higher fee charges, increased volume and more merchant outlets, higher bank card and ATM convenience fee income and higher miscellaneous service fees.

•	The Concord stock securities gain was primarily responsible for the increase in securities gains.

•	Other noninterest income increased by 14.5% compared to 2000. Significant items in 2001 included an approximately $4 million gain on sale of a leveraged lease.

BancWest Corporation and Subsidiaries 21

Part II (continued)

Provision and Allowance for Credit Losses

     The following sets forth the activity in the allowance for credit losses for the years indicated:

(dollars in thousands)	2002		2001		2000		1999		1998

Loans and leases outstanding (end of year)	$24,241,670		$15,223,732		$13,971,831		$12,524,039		$11,964,563

Average loans and leases outstanding	$22,344,271		$14,585,712		$13,285,586		$12,291,095		$7,658,998

Allowance for credit losses:
Balance at beginning of year	$194,654		$172,443		$161,418		$158,294		$90,487

Provision for credit losses	95,356		103,050		60,428		55,262		30,925
Loans and leases charged off:
Commercial, financial and agricultural	68,497		25,855		8,693		7,715		6,440
Real estate:
Commercial	3,287		1,193		2,715		6,385		740
Construction	—		—		3,480		3,646		—
Residential	1,307		2,920		6,589		5,539		4,217
Consumer	50,155		40,076		28,331		27,927		17,911
Lease financing	22,399		21,658		10,202		9,111		1,385
Foreign	1,741		1,438		2,121		1,222		458

Total loans and leases charged off	147,386		93,140		62,131		61,545		31,151

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	10,479		1,045		1,954		1,761		1,314
Real estate:
Commercial	999		137		178		311		821
Construction	306		321		751		18		1,244
Residential	608		618		1,143		1,101		250
Consumer	10,331		7,028		6,261		5,681		3,040
Lease financing	5,582		2,459		2,018		1,397		253
Foreign	492		693		423		163		124

Total recoveries on loans and leases previously charged off	28,797		12,301		12,728		10,432		7,046

Net charge-offs	(118,589)		(80,839)		(49,403)		(51,113)		(24,105)
Transfer of allowance allocated to securitized loans	—		—		—		(1,025)		—
Allowances of subsidiaries purchased (1)(2)	212,660		—		—		—		60,987

Balance at end of year	$384,081		$194,654		$172,443		$161,418		$158,294

Net loans and leases charged off to average loans and leases	.53%		.55%		.37%		.42%		.31%
Net loans and leases charged off to allowance for credit losses	30.88		41.53		28.65		31.66		15.23
Allowance for credit losses to total loans and leases (end of year)	1.58		1.28		1.23		1.29		1.32
Allowance for credit losses to nonperforming loans and leases (end of year):
Excluding 90 days or more past due accruing loans and leases	1.70	x	2.00	x	1.84	x	1.64	x	1.61	x
Including 90 days or more past due accruing loans and leases	1.56		1.65		1.56		1.39		1.16

Note:

(1)  Allowance for credit losses of $212,660 in 2002 was related to the acquisition of United California Bank and Trinity Capital Corporation.

(2)  Allowance for credit losses of $60,987 in 1998 was related to the BancWest Merger.

22 BancWest Corporation and Subsidiaries

Part II (continued)

     We have allocated a portion of the allowance for credit losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the various loan and lease categories as of December 31 for the years indicated:

	2002		2001		2000

		Percent of		Percent of		Percent of
		Loans/Leases		Loans/Leases		Loans/Leases
		in Each		in Each		in Each
		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans/Leases	Amount	Loans/Leases	Amount	Loans/Leases

Domestic:
Commercial, financial and agricultural	$96,171	20%	$42,130	16%	$22,185	19%
Real estate:
Commercial	22,524	20	17,575	19	11,030	19
Construction	4,572	4	2,820	3	3,780	3
Residential	9,378	20	6,320	15	7,055	17
Consumer	66,388	25	45,210	29	39,025	26
Lease financing	19,588	10	22,315	15	16,295	14
Foreign	256	1	2,915	3	1,400	2
Unallocated	165,204	N/A	55,369	N/A	71,673	N/A

Total	$384,081	100%	$194,654	100%	$172,443	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1999		1998

		Percent of		Percent of
		Loans/Leases		Loans/Leases
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans/Leases	Amount	Loans/Leases

Domestic:
Commercial, financial and agricultural	$19,175	18%	$28,988	19%
Real estate:
Commercial	10,275	19	13,245	19
Construction	4,755	3	4,899	4
Residential	12,305	19	12,009	22
Consumer	34,200	24	32,251	22
Lease financing	12,855	14	9,992	11
Foreign	850	3	1,435	3
Unallocated	67,003	N/A	55,475	N/A

Total	$161,418	100%	$158,294	100%

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

     Using this methodology, we allocate the Allowance to individual loans and leases and to categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 to the Consolidated Financial Statements on pages 42 through 49 describes how we evaluate loans for impairment. Note 7 to the Consolidated Financial Statements on pages 54 and 55 details additional information regarding the Allowance and impaired loans.

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

     As the table on page 22 illustrates, the provision for credit losses for 2002 was $95.4 million, a decrease of $7.7 million, or 7.5%, compared to 2001.

     We have made substantial efforts to attempt to mitigate risk within our loan portfolio. While we have not specifically identified credits that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets on page 29), certain events make it probable that there are losses inherent in our portfolio. These events include:

•	The continuing economic slowdown in certain key sectors of the United States economy, in particular manufacturing, technology and media. The sluggish conditions of the national and regional economies were further exacerbated by unsettled geopolitical conditions as a result of rising international tension in Iraq and North Korea. These external events may prove to be the catalyst for a longer and more severe economic downturn than was previously expected.

•	The steep decline of the equity markets in the United States has erased a substantial portion of household net worth that was accumulated throughout most of the 1990s. The decline could affect our portfolio in the form of increased charge-offs and nonaccrual loans in the coming months.

BancWest Corporation and Subsidiaries 23

Part II (continued)

•	The less-than-robust conditions in the economy have increased the unemployment rate to levels not experienced in a decade or more. In addition, with the unsettled global political situation, many companies remain reluctant to increase their payrolls. This downturn in employment has most likely begun to negatively affect one of our key customer groups, consumers. Should these negative trends continue we may experience higher charge-offs related to consumer-based loans. Some of our consumer-based loans are charged off upon reaching a predetermined delinquency status, without first being placed on nonaccrual status.

•	Energy costs have also begun to increase due to tension in the Middle East and the oil strike in Venezuela. As we experienced during the energy crisis in California two years ago, higher energy costs can negatively impact the economic conditions of the markets we serve.

     We will continue to closely monitor the current and potential impact that these factors have on our loan and lease portfolio. Worsening economic conditions may warrant additional amounts for the provision for credit losses in future periods.

Net Charge-Offs

2002 vs. 2001

(in thousands)	2002	2001	Change

Net charge-offs	$118,589	$80,839	46.7%

     In 2002, net charge-offs increased by $37.8 million compared to 2001 primarily due to the larger loan portfolio in Bank of the West resulting primarily from the UCB acquisition. Contributing to the increase were the following factors:

•	Commercial, financial and agricultural net charge-offs increased primarily due to higher charge-offs in the commercial loan portfolio.

•	Consumer net charge-offs increased due to higher losses inherent in our larger loan portfolio and the effects of the struggling national and regional economy.

These increases were partially offset by an increase in recoveries in commercial, financial and agricultural loans, consumer loans, and lease financing in 2002 compared to 2001.

2001 vs. 2000

(in thousands)	2001	2000	Change

Net charge-offs	$80,839	$49,403	63.6%

     In 2001, net charge-offs increased by $31.4 million compared to 2000 due to the following factors:

•	Commercial, financial and agricultural net charge-offs increased primarily due to the write-off of $4.4 million in agricultural credits in the Pacific Northwest, the write-off of commercial, financial and agricultural loans totaling $6.9 million and $2.5 million for commercial fraud-related losses. In addition, the higher charge-offs resulted from the larger loan portfolio of Bank of the West.

•	Consumer net charge-offs increased due to increased losses inherent in our larger loan portfolio and the effects of the declining national and regional economy.

•	Lease financing net charge-offs increased in 2001 over 2000 by 134.6%, or $11 million, primarily in Bank of the West. The charge-offs were primarily in the consumer and equipment areas.

These increases were partially offset by the following:

•	Real estate - commercial net charge-offs decreased by $1.5 million, primarily due to fewer charge-offs of nonperforming loans in Hawaii.

•	Real estate - residential net charge-offs decreased by $3.1 million, primarily due to decreased charge-offs of nonperforming residential loans in First Hawaiian.

•	Foreign net charge-offs decreased in 2001 compared to 2000 by $1 million, or 56.1%, primarily due to decreased charge-offs in Guam and Saipan.

Allowance for Credit Losses

2002 vs. 2001

(dollars in thousands)	2002		2001		Change

Allowance for credit losses (year end)	$384,081		$194,654		97.3%
Allowance for credit losses as a % of total loans and leases (year end)	1.58%		1.28%		23.4%
Allowance for credit losses to nonperforming loans and leases, excluding 90 days or more past due accruing loans and leases (year end)	1.70	x	2.00	x	(15)%

     The percentage of the Allowance compared to total loans and leases increased in 2002 from 2001, primarily due to the allowance acquired as part of the UCB acquisition. The ratio of the Allowance to nonperforming loans and leases decreased to 1.70x in 2002 compared to 2.00x in 2001. The decrease is primarily attributable to an increase in nonperforming loans and leases at December 31, 2002. Nonperforming loans and leases increased due to the UCB acquisition and the addition of approximately $40 million of performing syndicated national credits in our First Hawaiian operating segment that were placed on nonaccrual status as a result of a shared national credit review.

     In management’s judgment, the Allowance is adequate to absorb losses inherent in the loan and lease portfolio at December 31, 2002. However, if economic conditions in our markets change, the Allowance, nonperforming assets and charge-offs could change as a result.

24 BancWest Corporation and Subsidiaries

Part II (continued)

Noninterest Expense

     The table below shows the categories of noninterest expense and how they have changed between 2002 and 2001, and between 2001 and 2000:

				2002/2001 Change		2001/2000 Change

(in thousands)	2002	2001	2000	Amount	%	Amount	%

Personnel:
Salaries and wages	$327,648	$207,054	$184,901	$120,594	58.2%	$22,153	12.0%
Employee benefits	111,810	72,442	55,362	39,368	54.3	17,080	30.9

Total personnel expense	439,458	279,496	240,263	159,962	57.2	39,233	16.3
Occupancy expense	85,821	66,233	62,715	19,588	29.6	3,518	5.6
Outside services	66,418	47,658	45,924	18,760	39.4	1,734	3.8
Intangible amortization	20,047	43,618	36,597	(23,571)	(54.0)	7,021	19.2
Equipment expense	48,259	30,664	29,241	17,595	57.4	1,423	4.9
Stationery and supplies	29,016	22,004	20,286	7,012	31.9	1,718	8.5
Advertising and promotion	27,420	17,066	16,950	10,354	60.7	116	0.7
Restructuring, integration and other nonrecurring costs	17,595	3,935	1,269	13,660	347.1	2,666	210.1
Other	102,040	85,072	80,716	16,968	19.9	4,356	5.4

Total noninterest expense	$836,074	$595,746	$533,961	$240,328	40.3%	$61,785	11.6%

2002 vs. 2001

     Total noninterest expense for 2002 was $836.1 million, an increase of $240.3 million, or 40.3%, over 2001. In addition to the factors noted below, the increase in noninterest expense for 2002 compared to 2001, was primarily due to the UCB acquisition. Significant factors included:

•	Total personnel expense increased by $160 million, or 57.2%, primarily due to the increased number of employees from the UCB acquisition, $4.4 million in costs related to the participation in the BNPP Discounted Share Purchase Plan in June 2002 and lower net periodic pension benefit credits in 2002. For the years ended December 31, 2002, 2001 and 2000, we recognized a net periodic pension benefit credit. However, due to the decline in the fair market value of our pension assets as a result of the prolonged downturn in the equity markets, we expect to record a net periodic pension benefit expense in 2003.

•	Intangible amortization decreased $23.6 million, or 54.0%, due to the adoption of a new accounting standard in 2002 that ceased the amortization of goodwill.

•	Advertising and promotion increased $10.4 million, or 60.7%, due to a large multi-media advertising campaign by Bank of the West, in part related to the acquisition of UCB.

•	Restructuring and integration costs increased $13.7 million, or 347.1%, related to the UCB acquisition.

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

BancWest Corporation and Subsidiaries 25

Part II (continued)

Loans and Leases

     The following table shows the major categories in the loan and lease portfolio as of December 31 for the years indicated:

(in millions)	2002	2001	2000	1999	1998

Domestic:
Commercial, financial and agricultural	$4,813	$2,388	$2,605	$2,213	$2,233
Real estate:
Commercial	4,806	2,957	2,618	2,467	2,284
Construction	972	464	406	408	430
Residential	4,825	2,264	2,360	2,363	2,692
Consumer	6,031	4,472	3,600	2,987	2,583
Lease financing	2,399	2,293	2,038	1,738	1,361
Foreign:
Commercial and industrial	86	81	66	65	81
Other	310	305	279	283	301

Total loans and leases	$24,242	$15,224	$13,972	$12,524	$11,965

Loans and Leases

     We continue our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume was primarily in our Mainland United States operations.

     The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. As the table above shows, total loans and leases increased by 59.2% at December 31, 2002 over December 31, 2001. The increase was primarily due to increases in the volume of commercial, financial and agricultural, commercial and residential real estate, consumer loans and leases, with the UCB acquisition and increased lending in the Western United States. The increase was partially offset by decreases in the amount of commercial, financial and agricultural loans in First Hawaiian. The decrease in commercial loans in First Hawaiian primarily reflects a planned reduction in syndicated national credits.

Commercial, Financial and Agricultural Loans

     As of December 31, 2002, commercial, financial and agricultural loans totaled 19.9% of total loans and leases, compared to 15.7% at December 31, 2001. The increase was primarily due to the UCB acquisition.

     We seek to maintain reasonable levels of risk in commercial and financial lending by following prudent underwriting guidelines primarily based on cash flow. Most commercial and financial loans are collateralized and/or supported by guarantors judged to have adequate net worth. We make unsecured loans to customers based on character, net worth, liquidity and repayment ability.

Real Estate Loans

     Real estate loans represented 43.7% and 37.3% of total loans and leases at December 31, 2002 and 2001, respectively. The increase was primarily due to the UCB acquisition.

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

26 BancWest Corporation and Subsidiaries

Part II (continued)

Consumer Loans

     Consumer loans, including credit cards, totaled 24.9% of total loans and leases at December 31, 2002. Balances in this category increased from a year earlier, primarily due to the UCB acquisition and growth in Bank of the West.

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

Lease Financing

     Lease financing as of December 31, 2002 increased primarily due to an increased volume of leases in Bank of the West primarily due to the Trinity acquisition.

Loan and Lease Concentrations

     Loan and lease concentrations exist when there are loans to multiple borrowers who are engaged in similar activities and thus would be impacted by the same economic or other conditions. At December 31, 2002, we did not have a concentration of loans and leases greater than 10% of total loans and leases which were not otherwise disclosed as a category in the table on page 26.

     The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. We also lend, to a lesser extent, nationally and in Guam and Saipan. The risk inherent in the portfolio is dependent upon both the economic stability of those states and the financial well-being and creditworthiness of the borrowers.

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

     At December 31, 2002, loans and leases with maturities over one year were comprised of fixed-rate loans totaling $11.2 billion and floating or adjustable-rate loans totaling $7.3 billion.

     The following table sets forth the contractual maturities of our loan and lease portfolio by category at December 31, 2002. Demand loans are included as due within one year.

	Within	After One But	After
(in millions)	One Year	Within Five Years	Five Years	Total

Commercial, financial and agricultural	$2,664	$1,571	$578	$4,813
Real estate:
Commercial	743	1,903	2,160	4,806
Construction	655	283	34	972
Residential	270	949	3,606	4,825
Consumer	854	2,337	2,840	6,031
Lease financing	456	1,317	626	2,399
Foreign	96	188	112	396

Total	$5,738	$8,548	$9,956	$24,242

BancWest Corporation and Subsidiaries 27

Part II (continued)

Nonperforming Assets and Past Due Loans and Leases

     Nonperforming assets and past due loans and leases as of December 31 are reflected below for the years indicated:

(dollars in thousands)	2002	2001	2000	1999	1998

Nonperforming assets:
Nonaccrual:
Commercial, financial and agricultural	$145,222	$35,908	$42,089	$22,222	$21,951
Real estate:
Commercial	47,377	27,568	15,331	25,790	23,128
Construction	—	—	403	2,990	485
Residential:
Insured, guaranteed, or conventional	5,460	9,003	11,521	18,174	10,137
Home equity credit lines	—	—	—	940	527

Total real estate loans	52,837	36,571	27,255	47,894	34,277

Consumer	4,769	6,144	3,257	1,625	2,416
Lease financing	11,532	9,570	6,532	3,391	1,816
Foreign	10,088	4,074	5,496	2,162	1,174

Total nonaccrual loans and leases	224,448	92,267	84,629	77,294	61,634

Restructured:
Commercial, financial and agricultural	698	1,569	927	1,004	3,894
Real estate:
Commercial	694	3,019	7,055	7,905	17,161
Construction	—	—	—	11,024	14,524
Residential:
Insured, guaranteed, or conventional	—	257	937	1,100	1,100
Home equity credit lines	—	—	—	—	—

Total real estate loans	694	3,276	7,992	20,029	32,785

Total restructured loans and leases	1,392	4,845	8,919	21,033	36,679

Total nonperforming loans and leases	225,840	97,112	93,548	98,327	98,313
Other real estate owned and repossessed personal property	19,613	22,321	27,479	28,429	34,440

Total nonperforming assets	$245,453	$119,433	$121,027	$126,756	$132,753

Past due loans and leases (1):
Commercial, financial and agricultural	$9,005	$11,134	$6,183	$1,280	$1,578
Real estate:
Commercial	2,952	385	1,987	1,436	5,212
Construction	—	—	—	—	440
Residential:
Insured, guaranteed, or conventional	5,082	3,303	3,387	7,751	23,413
Home equity credit lines	661	467	499	575	1,710

Total real estate loans	8,695	4,155	5,873	9,762	30,775

Consumer	1,984	3,323	3,719	2,043	3,552
Lease financing	232	146	113	113	74
Foreign	1,181	2,023	1,321	4,824	1,816

Total past due loans and leases	$21,097	$20,781	$17,209	$18,022	$37,795

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of year):
Excluding past due loans and leases	1.01%	.78%	.86%	1.01%	1.11%
Including past due loans and leases	1.10	.92	.99	1.15	1.42
Nonperforming assets to total assets (end of year):
Excluding past due loans and leases	.71	.55	.66	.76	.83
Including past due loans and leases	.77	.65	.75	.87	1.07

Note:

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest, are adequately collateralized and are in the process of collection.

28 BancWest Corporation and Subsidiaries

Part II (continued)

Nonperforming Assets

     As shown in the table on page 28, nonperforming assets increased by 105.5%, or $126 million, between December 31, 2001 and December 31, 2002. Significant developments include the following:

•	An increase in commercial, financial and agricultural loans resulting from the UCB acquisition. In addition, approximately $40 million of performing syndicated national credits in our First Hawaiian operating segment were placed on nonaccrual status as a result of a shared national credit review.

•	An increase in real estate-commercial, primarily due to the UCB acquisition.

•	An increase in lease financing, primarily in Bank of the West.

•	An increase in foreign real estate-residential nonaccrual loans, primarily due to loans in Guam.

Other changes include:

•	A decrease in real estate-residential nonaccrual loans, primarily due to loans transferred to OREO and loans paid in full.

•	A decrease in restructured real estate-commercial and residential loans, primarily due to one borrower with loans that were transferred to OREO, partially charged off and partially paid off.

Loans and Leases Past Due, Still Accruing

     Loans and leases past due 90 days or more and still accruing interest increased 1.5% between December 31, 2001 and December 31, 2002. All loans which are past due 90 days or more and still accruing interest are, in management’s judgment, adequately collateralized and in the process of collection.

Potential Problem Loans

     Other than the loans listed in the table on page 28, at December 31, 2002, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan on existing terms.

     The following table presents information related to nonaccrual and nonaccrual restructured loans and leases as of December 31, 2002:

(in thousands)	Domestic	Foreign	Total

Interest income which would have been recorded if loans had been current	$18,738	$—	$18,738

Interest income recorded during the year	$4,539	$—	$4,539

Income Taxes

     The provision for income taxes as shown in the Consolidated Statements of Income on page 39 represents 39.3%, 40.2% and 41.3% of pre-tax income for 2002, 2001 and 2000, respectively. Additional information on our consolidated income taxes is provided in Note 18 to the Consolidated Financial Statements on page 61.

Deposits

     Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At December 31, 2002, total deposits were $24.6 billion, an increase of 60.1% over December 31, 2001. The increase was primarily due to the growth in our customer deposit base, primarily in Bank of the West due to the UCB acquisition, as well as various deposit product programs that we initiated. Also contributing to the increase was First Hawaiian’s acquisition of Union Bank of California’s branches in Guam and Saipan. The decrease in all of the rates paid on deposits reflects the lower interest rate environment, caused primarily by rate decreases by the Federal Reserve’s Open Market Committee. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates on pages 16 and 17.

Accounting Developments

     We have adopted numerous new or modifications to existing standards, rules or regulations promulgated by various standard setting and regulatory bodies. Chief among these are the Federal financial institutions regulators, the SEC and the FASB. The following section highlights important developments in the area of accounting and disclosure requirements. This discussion is not intended to be a comprehensive listing of the impact of all standards and rules adopted. Additional information about new accounting pronouncements can be found in Note 1 to the Consolidated Financial Statements on pages 47 through 49.

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of SFAS 133.” Consequently, all derivatives are recognized on the consolidated balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading, customer accommodation or not qualifying for hedge accounting (“free-standing derivative instruments”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrec-

BancWest Corporation and Subsidiaries 29

Part II (continued)

ognized firm commitment attributable to the hedged risk are recorded in current period income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within stockholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income in the same financial statement category as the hedged item. For freestanding derivative instruments, changes in the fair values are reported in current period income. We formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as hedges to specific assets and liabilities on the consolidated balance sheet, an unrecognized firm commitment or a forecasted transaction. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items. Any portion of the changes in fair value of derivatives designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in 2002 or 2001.

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

     Concurrently with the adoption of SFAS No. 141, we also adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 replaced existing standards on the accounting for goodwill and other intangible assets. In summary, SFAS No. 142 eliminated the amortization of goodwill and replaced it with annual tests for impairment. Prior to the BNP Paribas Merger, we had a substantial amount of intangible assets, mainly goodwill and core deposit intangibles. These intangible assets arose from previous mergers and acquisitions and were being amortized into net income. The total goodwill amortization expense for the period from January 1, 2001 through December 19, 2001 was $31 million. As a result of the BNP Paribas Merger, we recorded $2.062 billion in goodwill, which will not be amortized into net income. Had SFAS No. 142 not been adopted and assuming a 20-year amortization period, we would have recorded pre-tax goodwill amortization of approximately $103 million annually. In 2002, we recorded additional goodwill as a result of the UCB acquisition amounting to $1.328 billion. Assuming a 20-year amortization period, this would have resulted in pre-tax amortization of $52.5 million in 2002. In addition, goodwill resulting from the Trinity acquisition was $7.3 million, which would have resulted in pre-tax amortization in 2002 of $53,000, assuming a 20-year amortization period.

     We performed the impairment testing of goodwill required under SFAS No. 142 by March 31, 2002, principally through the use of discounted cash flow modeling. There was no goodwill impairment at the transitional test. In addition, SFAS No. 142 required impairment analysis and disclosure of intangible balances at the same level of the operating segments which we currently report. In the impairment testing done for the year ended December 31, 2002 we did not have any impairment.

Investment Securities by Maturities and Weighted Average Yields

     At December 31, 2002, the Company had no held-to-maturity investment securities. The following table presents the maturities of our available-for-sale investment securities and the weighted average yields (for obligations exempt from Federal income taxes on a taxable-equivalent basis assuming a 35% tax rate) of such securities at December 31, 2002. The tax-equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable items before any income taxes are applied.

Available-for-Sale

	Maturity

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total

(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S Government agencies and corporations	$409	3.51%	$898	3.68%	$1	3.73%	$5	3.36%	$1,313	3.62%
Mortgage and asset-backed securities:
Government	1	5.42	81	4.75	244	4.87	1,041	4.80	1,367	4.81
Other	—	—	231	4.04	102	3.92	221	5.06	554	4.43
Collateralized mortgage obligations	—	—	3	5.15	66	5.00	378	4.59	447	4.65
States and political subdivisions	—	—	8	3.65	3	5.90	4	4.80	15	4.39

Subtotal	$410	3.51%	$1,221	3.82%	$416	4.66%	$1,649	4.78%	3,696	4.31%
Securities with no stated maturity									165

Total									$3,861

Note: The weighted average yields were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

30 BancWest Corporation and Subsidiaries

Part II (continued)

Critical Accounting Policies

     The SEC recently issued guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. We have established policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Our significant accounting policies are discussed in detail in the notes of the consolidated financial statements, in particular Note 1. The following is a summary of our more judgmental and complex accounting policies.

•	Allowance for Credit Losses: The allowance for credit losses is intended to adjust the value of our loan portfolio for probable credit losses. The allowance for credit losses represents our best estimate of losses inherent in the existing loan portfolio. For additional discussion on the methodology involved in determining the adequacy of the allowance, see pages 23 and 24.

•	Fair Value of Assets: Certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by utilizing dealer quotes, market comparisons or internally generated modeling techniques. Our internal models generally involve present value of cash flow techniques.

One of the most significant assets for which we estimate fair value upon is goodwill. As of December 31, 2002, we had $3.229 billion in goodwill on our Consolidated Balance Sheet. As discussed in the preceding “Accounting Development” section, SFAS No. 142 requires that we perform impairment testing for goodwill at least annually. The testing process involves estimating cash flows for future periods. If the future cash flows is materially less than the recorded goodwill balance, we must take a charge against earnings to write down goodwill to the lower value.

•	Deferred Tax Assets: We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. Deferred tax assets and liabilities are measured using effective tax rates that we estimate will be in existence for the periods such deferred tax assets and liabilities will be realized. Generally, this estimate is based on tax rates currently in effect adjusted for any changes resulting from enacted tax laws that have yet to become effective. If tax rates change in the future as a result of tax law enactments or other reasons, the value of deferred tax assets and liabilities may be adjusted through current earnings. If future taxable income should prove insufficient to utilize the deductions associated with the deferred tax assets in the years such deductions are incurred, some or all of the assets may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 18 to our Consolidated Financial Statements.

Special Purpose Entities

     A special purpose entity (“SPE”) is a separate legal entity created by a sponsor to carry out a specified purpose. We are involved in three special purpose entities:

•	BWE Trust and FH Trust are both fully consolidated subsidiaries of BancWest Corporation. The purpose of these entities was to allow for the issuance of capital securities that qualify for inclusion in Tier 1 regulatory capital. These entities are described in fuller detail in Note 11 to our Consolidated Financial Statements on pages 56 and 57. We have issued to BWE Trust and FH Trust junior subordinated deferrable interest debentures in return for either capital securities, which we then issued to the public, in the case of BWE Trust, or the proceeds from capital securities that were issued from FH Trust. We reported the debt issued to BWE Trust and FH Trust on our Consolidated Balance Sheets as “Guaranteed preferred beneficial interests in Company’s junior subordinated debentures.” We include the interest payments related to these debentures on our Consolidated Statements of Income and Consolidated Statements of Cash Flows as interest expense on long-term debt.

•	REFIRST, Inc. is an SPE that was created by a non-related third party to construct, finance and hold title to

BancWest Corporation and Subsidiaries 31

Part II (continued)

our administrative headquarters building in Honolulu, First Hawaiian Center (“FHC”). We entered into a noncancelable operating lease for FHC with REFIRST, Inc. that terminates on December 1, 2003. Additional information regarding the operating lease agreement for FHC can be found in Note 21 to our Consolidated Financial Statements on page 67. Under current accounting guidance, we do not need to consolidate REFIRST, Inc. into our Consolidated Financial Statements. However, GAAP regarding the consolidation of REFIRST, Inc. into our Consolidated Financial Statements is set to change upon the implementation in July of 2003 of FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” FIN No. 46 establishes new guidance on the accounting and reporting for the consolidation of variable interest entities. The principal objective of FIN No. 46 is to require the primary beneficiary of a variable interest entity to consolidate the variable interest entity’s assets, liabilities and results of operations in the entity’s own financial statements. Accordingly, FIN No. 46 requires the consolidation of REFIRST, Inc. Upon implementation of FIN No. 46, FHC and the related notes and equity for its financing will be included in our Consolidated Balance Sheets. In addition, the depreciation expense of FHC and interest expense on the financing will be included on our Consolidated Statements of Income and Consolidated Statements of Cash Flows on a prospective basis. The provisions of FIN No. 46 require the Company to record a cumulative effect of an accounting change upon its implementation. The amount of such cumulative effect has not been quantified. We have communicated to FHC’s owners our intent to purchase it at the end of the lease term for a purchase price of approximately $194 million, which is equal to the outstanding notes and equity. For the year ended December 31, 2002, we recorded approximately $7.8 million in occupancy expense for the lease of FHC.

Nonaudit Services Provided by Auditors

     In the period from January 1 to December 31, 2002, our audit committee has approved up to $2.3 million in fees related to nonaudit services provided by our independent public accountants, PricewaterhouseCoopers. These fees relate primarily to the integration efforts of UCB with Bank of the West and trust tax compliance work outsourced by First Hawaiian.

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

     The Asset/Liability Committees of the Corporation and its major subsidiary companies are responsible for managing interest rate risk. The frequency of meetings of the Asset/Liability Committees generally ranges from monthly to quarterly. Recommendations for changes to a particular subsidiary’s interest rate profile, should they exceed established policies, are made to their respective Board of Directors. We have, for trading purposes, loans and leases that are originated and held for sale, commitments to purchase and sell foreign currencies, asset-backed securities and certain interest rate swaps, caps, and floors.

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

     The Corporation models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up and down in 100-basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any imbedded options which might exist (e.g., periodic interest rate caps or floors or loans and

32 BancWest Corporation and Subsidiaries

Part II (continued)

leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Off-balance-sheet instruments such as interest rate swaps, swaptions, caps, floors or forwards are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (a “flat rate scenario”) to determine the level of interest rate risk at that time.

     The projected impact of the increases and decreases in interest rates on our consolidated net interest income over the next 12 months beginning January 1, 2003 and 2002 is shown below.

(dollars
in millions)	+3%	+2%	+1%	Flat	–1%

2003
Net interest income	$1,308.2	$1,303.3	$1,294.3	$1,280.6	$1,246.3
Difference from flat	$27.6	$22.7	$13.7	$—	$(34.3)%
% variance	2.2%	1.8%	1.1%	—%	(2.7)%

2002	+3%	+2%	+1%	Flat	–1%

Net interest income	$850.5	$855.5	$859.0	$857.9	$855.4
Difference from flat	$(7.4)	$(2.4)	$1.1	$—	$(2.5)
% variance	(0.9)%	0.3%	0.1%	—%	(0.3)%

     Because of the low level of interest rates in 2002, modeling a 200-basis-point decrease was deemed impractical. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

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

Contractual Obligations

     The following is a table regarding our specific contractual obligations. Additional information regarding long-term debt can be found in Note 11 to our Consolidated Financial Statements on pages 56 and 57. Information regarding operating leases can be found in Note 21 on page 67. Information regarding our facilities management agreement can be found in Note 22 to our Consolidated Financial Statements on pages 67 and 68.

(in thousands)	Within 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years	Total

Long-term debt	$172,254	$693,929	$52,699	$2,717,256	$3,636,138
Operating leases	61,845	102,322	45,190	101,766	311,123
Facilities management agreement	16,934	28,223	—	—	45,157

Total contractual cash obligations	$251,033	$824,474	$97,889	$2,819,022	$3,992,418

In addition to these contractual cash obligations, we have off-balance-sheet commitments and contingent liabilities that may or may not be required to be funded, but are current commitments and contingent liabilities. Additional detail for these amounts can be found in Note 22 to our Consolidated Financial Statements on pages 67 and 68.

BancWest Corporation and Subsidiaries 33

Part II (continued)

to customers in the weaker credit categories. We also established risk parameters so that the cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction (which accounted for only 4% of total loans and leases at December 31, 2002), Hawaii commercial real estate, health care, hotel and agricultural loans.

•	Participation in Syndicated National Credits. In addition to providing back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market. At December 31, 2002, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 12.1%. We are in the process of decreasing our participation in syndicated national credits as part of a planned reduction.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 72.9% of our lease financing portfolio and 19.6% of our combined lease financing and consumer loans at December 31, 2002), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values, we set aside reserves to cover the uninsured portion.

Liquidity Risk Management

     Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities.

     We obtain short-term, asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, Federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 17.7% of total assets at the end of 2002 compared to 16.7% at the end of 2001.

     Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans.

     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for 2002 increased 53.3% to $22.3 billion, primarily due to continued expansion of our customer base in the Western United States and our bank acquisition. Average total deposits funded 71% of average total assets for 2002 and 75% in 2001.

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

     Liquidity for the parent company is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets or from transactions with our parent company, BNP Paribas.

     Our ability to pay dividends depends primarily upon dividends and other payments from our subsidiaries, which are subject to certain limitations as described in Note 14 to the Consolidated Financial Statements on page 58.

     Our subordinated debt is assigned a rating of A3 by Moody’s and A by S&P.

Cash Flows

     The following is a summary of our cash flows for 2002, 2001 and 2000. (There is more detail in the Consolidated Statements of Cash Flows on page 41.)

(in thousands)	2002	2001	2000

Net cash provided by operating and financing activities	$3,926,135	$782,286	$1,839,752
Net cash used in investing activities	$2,902,136	$918,623	$1,776,114

34 BancWest Corporation and Subsidiaries

]

Part II (continued)

     For the year ended December 31, 2002, the increase was primarily due to the proceeds of $1.6 billion from the issuance of common stock and $800 million in proceeds from the repurchase agreement.

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

Interest Rate Sensitivity

     The table below presents our interest rate sensitivity position at December 31, 2002. The interest rate sensitivity gap, shown at the bottom of the table, refers to the difference between assets and liabilities subject to repricing, maturity, runoff and/or volatility during a specified period. The gap is adjusted for interest rate swaps, which are hedging certain assets or liabilities on the balance sheet. (For ease of analysis, all of these swap adjustments are consolidated into the “off-balance-sheet adjustment” line on the gap table.)

     Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the gap is only a general indicator of interest rate sensitivity. At December 31, 2002, we had a cumulative one-year gap that was $2 billion, representing 5.68% of total assets.

Fourth Quarter Results

     Our consolidated net income in the fourth quarter of 2002 was $102.3 million, an increase over the fourth quarter of 2001 of $38.8 million, or 61.2%. Revenue growth, primarily due to the UCB acquisition, was the major factor in the increase of net income for the period. Net interest income of $327.3 million increased over the same period last year due to a higher volume of loans and leases. Noninterest income of $89.7 million also increased in this period over the same period last year, due primarily to an increase in service charges and fees, partially offset by lower gains on the sale of securities. Partially offsetting the increase in net interest income and noninterest income was an increase in noninterest expense to $223.8 million, mainly in higher employee salaries and benefits, occupancy and equipment expenses related to our larger branch structure. Partially offsetting these increases

	Within	After Three	After One
	Three	But Within	But Within	After
(dollars in thousands)	Months	12 Months	Five Years	Five Years	Total

Assets:
Interest-bearing deposits in other banks	$2,098	$—	$—	$—	$2,098
Federal funds sold and securities purchased under agreements to resell	430,056	—	—	—	430,056
Available-for-sale investment securities	589,909	1,223,957	1,757,868	369,306	3,941,040
Net loans and leases:
Commercial, financial and agricultural	3,122,468	1,211,734	438,178	40,510	4,812,890
Real estate—construction	939,976	27,975	1,264	2,646	971,861
Foreign	150,867	79,498	154,120	11,404	395,889
Other	4,268,908	3,607,425	7,418,641	2,381,975	17,676,949

Total earning assets	9,504,282	6,150,589	9,770,071	2,805,841	28,230,783
Nonearning assets	537,099	712,880	1,662,507	3,605,998	6,518,484

Total assets	$10,041,381	$6,863,469	$11,432,578	$6,411,839	$34,749,267

Liabilities and Stockholder’s Equity:
Interest-bearing deposits	$5,190,178	$4,063,466	$5,737,146	$2,282,012	$17,272,802
Noninterest-bearing deposits	1,515,669	662,216	3,531,820	1,574,972	7,284,677
Short-term borrowings	1,284,015	236,223	4,512	—	1,524,750
Long-term debt and capital securities	348,394	122,195	602,815	2,562,734	3,636,138
Stockholder’s equity	38,827	—	—	3,828,655	3,867,482
Off-balance-sheet adjustment	701,148	(38,101)	(708,533)	45,486	—
Noncosting liabilities	274,107	535,869	40	353,402	1,163,418

Total liabilities and stockholder’s equity	$9,352,338	$5,581,868	$9,167,800	$10,647,261	$34,749,267

Interest rate sensitivity gap	$689,043	$1,281,601	$2,264,778	$(4,235,422)
Cumulative gap	$689,043	$1,970,644	$4,235,422	$—
Cumulative gap as a percent of total assets	1.98%	5.67%	12.19%	—%

BancWest Corporation and Subsidiaries 35

Part II (continued)

in expenses were lower intangible amortization.

Summary of Quarterly Financial Data (Unaudited)

     A summary of unaudited quarterly financial data for 2002 and 2001 is presented below:

	Quarter
					Annual
(in thousands)	First	Second	Third	Fourth	Total

2002
Interest income	$329,284	$447,690	$444,548	$438,200	$1,659,722
Interest expense	104,804	125,796	123,814	110,916	465,330

Net interest income	224,480	321,894	320,734	327,284	1,194,392
Provision for credit losses	20,007	22,902	26,300	26,147	95,356
Noninterest income	62,624	88,429	91,639	89,672	332,364
Noninterest expense	159,098	228,820	224,364	223,792	836,074

Income before income taxes	107,999	158,601	161,709	167,017	595,326
Provision for income taxes	42,582	62,023	64,651	64,738	233,994

Net income	$65,417	$96,578	$97,058	$102,279	$361,332

2001
Interest income	$338,851	$333,560	$331,330	$319,908	$1,323,649
Interest expense	149,478	134,872	119,929	102,856	507,135

Net interest income	189,373	198,688	211,401	217,052	816,514
Provision for credit losses	35,200	23,150	15,950	28,750	103,050
Noninterest income	98,499	79,796	61,161	68,942	308,398
Noninterest expense	150,088	147,716	148,684	149,258	595,746

Income before income taxes	102,584	107,618	107,928	107,986	426,116
Provision for income taxes	40,837	41,677	44,279	44,519	171,312

Net income	$61,747	$65,941	$63,649	$63,467	$254,804

36 BancWest Corporation and Subsidiaries

Part II (continued)

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Stockholder
BancWest Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the consolidated financial position of BancWest Corporation and its subsidiaries (a wholly-owned subsidiary of BNP Paribas) at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 and for the period from December 20, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on November 1, 1998 BNP Paribas acquired approximately 45% of the Company’s outstanding common stock. On December 20, 2001, BNP Paribas acquired the remaining shares of the Company’s outstanding common stock that it did not already own. The consolidated financial statements for the periods subsequent to December 19, 2001 have been prepared on the basis of accounting arising from these acquisitions. The consolidated financial statements for the period from January 1, 2001 to December 19, 2001 and for the year ended December 31, 2000 are presented on the Company’s previous basis of accounting.

/s/ PricewaterhouseCoopers LLP
Honolulu, Hawaii
January 21, 2003

To the Stockholders
BancWest Corporation

In our opinion, the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the consolidated results of operations and cash flows of BancWest Corporation and its subsidiaries for the period from January 1, 2001 to December 19, 2001 and for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on November 1, 1998 BNP Paribas acquired approximately 45% of the Company’s outstanding common stock. On December 20, 2001, BNP Paribas acquired the remaining shares of the Company’s outstanding common stock that it did not already own. The consolidated financial statements for the periods subsequent to December 19, 2001 have been prepared on the basis of accounting arising from these acquisitions. The consolidated financial statements for the period from January 1, 2001 to December 19, 2001 and for the year ended December 31, 2000 are presented on the Company’s previous basis of accounting.

/s/ PricewaterhouseCoopers LLP
Honolulu, Hawaii
January 21, 2003

BancWest Corporation and Subsidiaries 37

Consolidated Balance Sheets

	December 31,

(in thousands)	2002	2001

Assets
Cash and due from banks	$1,761,261	$737,262
Interest-bearing deposits in other banks	2,098	109,935
Federal funds sold and securities purchased under agreements to resell	430,056	233,000
Available-for-sale investment securities (note 5)	3,941,040	2,542,173
Loans and leases:
Loans and leases (note 6)	24,241,670	15,223,732
Less allowance for credit losses (note 7)	384,081	194,654

Net loans and leases	23,857,589	15,029,078

Premises and equipment, net (note 8)	380,272	273,035
Customers’ acceptance liability	25,945	1,498
Core deposit intangible (net of accumulated amortization of $20,127 in 2002 and $458 in 2001)	210,411	110,239
Goodwill	3,229,200	2,061,805
Other real estate owned and repossessed personal property	19,613	22,321
Other assets	891,782	526,168

Total assets	$34,749,267	$21,646,514

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$16,720,767	$11,453,882
Noninterest-bearing	7,144,929	3,407,209
Foreign	691,783	472,960

Total deposits	24,557,479	15,334,051

Short-term borrowings (note 10)	1,524,750	954,320
Acceptances outstanding	25,945	1,498
Long-term debt (note 11)	3,376,947	2,197,954
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures (note 11)	259,191	265,130
Other liabilities	1,137,473	891,641

Total liabilities	30,881,785	19,644,594

Commitments and contingent liabilities (notes 15, 21 and 22)
Stockholder’s equity:
Class A common stock, par value $.01 per share in 2002 and 2001 (note 2)
Authorized—150,000,000 shares in 2002 and 2001 Issued—85,759,123 shares in 2002 and 56,074,874 shares in 2001	858	561
Surplus	3,419,927	1,985,275
Retained earnings (note 14)	369,634	8,302
Accumulated other comprehensive income, net (note 12)	77,063	7,782

Total stockholder’s equity	3,867,482	2,001,920

Total liabilities and stockholder’s equity	$34,749,267	$21,646,514

The accompanying notes are an integral part of these consolidated financial statements

38 BancWest Corporation and Subsidiaries

Consolidated Statements of Income

	Company		Predecessor

	Year Ended	December 20, 2001	January 1, 2001	Year Ended
	December 31,	through	through	December 31,
(in thousands)	2002	December 31, 2001	December 19, 2001	2000

Interest income
Interest and fees on loans	$1,351,015	$31,385	$989,200	$1,019,301
Lease financing income	145,020	4,875	142,990	129,032
Interest on investment securities:
Taxable interest income	155,440	4,390	131,795	136,295
Exempt from Federal income taxes	502	7	445	751
Other interest income	7,745	221	18,341	24,477

Total interest income	1,659,722	40,878	1,282,771	1,309,856

Interest expense
Deposits (note 9)	281,466	8,466	384,797	458,204
Short-term borrowings	34,152	1,160	33,796	49,298
Long-term debt	149,712	5,341	73,575	55,420

Total interest expense	465,330	14,967	492,168	562,922

Net interest income	1,194,392	25,911	790,603	746,934
Provision for credit losses (note 7)	95,356	2,419	100,631	60,428

Net interest income after provision for credit losses	1,099,036	23,492	689,972	686,506

Noninterest income
Service charges on deposit accounts	139,030	2,912	86,263	74,718
Trust and investment services income	37,198	830	31,500	36,161
Other service charges and fees	123,760	2,248	76,539	73,277
Securities gains (losses), net (note 5)	1,953	(31)	71,828	211
Other	30,423	878	35,431	31,709

Total noninterest income	332,364	6,837	301,561	216,076

Noninterest expense
Salaries and wages	327,648	6,991	200,063	184,901
Employee benefits (note 15)	111,810	2,199	70,243	55,362
Occupancy expense (notes 8 and 21)	85,821	1,652	64,581	62,715
Outside services	66,418	1,523	46,135	45,924
Intangible amortization	20,047	458	43,160	36,597
Equipment expense (notes 8 and 21)	48,259	887	29,777	29,241
Restructuring and integration costs (note 2)	17,595	—	3,935	1,269
Other (note 17)	158,476	3,610	120,532	117,952

Total noninterest expense	836,074	17,320	578,426	533,961

Income before income taxes	595,326	13,009	413,107	368,621
Provision for income taxes (note 18)	233,994	4,707	166,605	152,227

Net income	$361,332	$8,302	$246,502	$216,394

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries 39

Consolidated Statements of Changes
In Stockholder’s Equity

							(note 12) Accumulated Other Com- prehensive Income, net
	Class A
(in thousands, except number of shares and per share data)	Common Stock		Common Stock
						Retained		Treasury
	Shares	Amount	Shares	Amount	Surplus	Earnings		Stock	Total

Predecessor:
Balance, December 31, 1999	51,629,536	$51,630	75,418,850	$75,419	$1,124,512	$638,687	$(9,873)	$(37,645)	$1,842,730
Comprehensive income:
Net income	—	—	—	—	—	216,394	—	—	216,394
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	17,474	—	17,474

Comprehensive income	—	—	—	—	—	216,394	17,474	—	233,868

Conversion of common stock to Class A common stock	4,445,338	4,445	(4,445,338)	(4,445)	—	—	—	—	—
Issuance of common stock	—	—	67,938	67	518	—	—	—	585
Issuance of treasury stock	—	—	—	—	(475)	—	—	3,901	3,426
Purchase of treasury stock, net	—	—	—	—	—	—	—	(7,482)	(7,482)
Income tax benefit from stock-based compensation	—	—	—	—	1,097	—	—	—	1,097
Cash dividends ($.68 per share) (note 14)	—	—	—	—	—	(84,731)	—	—	(84,731)

Balance, December 31, 2000	56,074,874	56,075	71,041,450	71,041	1,125,652	770,350	7,601	(41,226)	1,989,493

Comprehensive income:
Net income	—	—	—	—	—	361,332	—	—	361,332
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	40,557	—	40,557

Comprehensive income	—	—	—	—	—	246,502	(5,129)	—	241,373

Issuance of common stock	—	—	63,952	64	(95)	—	—	—	(31)
Issuance of treasury stock, net	—	—	—	—	(141)	—	—	3,531	3,390
Income tax benefit from stock-based compensation	—	—	—	—	2,435	—	—	—	2,435
Cash dividends ($.80 per share) (note 14)	—	—	—	—	—	(99,772)	—	—	(99,772)

Balance, December 19, 2001	56,074,874	$56,075	71,105,402	$71,105	$1,127,851	$917,080	$2,472	$(37,695)	$2,136,888

Company:
Balance, December 20, 2001	56,074,874	$561	—	$—	$1,985,275	$—	$—	$—	$1,985,836

Comprehensive income:
Net income	—	—	—	—	—	8,302	—	—	8,302
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	7,782	—	7,782

Comprehensive income	—	—	—	—	—	8,302	7,782	—	16,084

Balance, December 31, 2001	56,074,874	561	—	—	1,985,275	8,302	7,782	—	2,001,920

Comprehensive income:
Net income	—	—	—	—	—	361,332	—	—	361,332
Unrealized valuation adjustment, net of tax and reclassification adjustment	—	—	—	—	—	—	40,557	—	40,557
Change in fair value of cash-flow type-hedge derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	28,724	—	28,724

Comprehensive income	—	—	—	—	—	361,332	69,281	—	430,613

Issuance of Class A common stock	29,684,249	297	—	—	1,599,703	—	—	—	1,600,000
Adjustment to pushdown of parent company’s basis	—	—	—	—	(167,476)	—	—	—	(167,476)
Discounted share purchase plan	—	—	—	—	2,425	—	—	—	2,425

Balance, December 31, 2002	85,759,123	$858	—	$—	$3,419,927	$369,634	$77,063	$—	$3,867,482

The accompanying notes are an integral part of these consolidated financial statements.

40 BancWest Corporation and Subsidiaries and BancWest Corporation (Parent Company)

Consolidated Statements of Cash Flows

	Company		Predecessor

	Year Ended	December 20, 2001	January 1, 2001	Year Ended
	December 31,	through	through	December 31,
(in thousands)	2002	December 31, 2001	December 19, 2001	2000

Cash flows from operating activities:
Net income	$361,332	$8,302	$246,502	$216,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	95,356	2,419	100,631	60,428
Net gain on sale of assets	—	—	—	(1,218)
Depreciation and amortization	67,987	1,016	75,339	70,142
Deferred income taxes	138,003	1,971	69,762	112,848
Increase in accrued income taxes payable	12,840	2,736	18,178	3,295
Decrease (increase) in interest receivable	(58,027)	(4,688)	16,457	(16,868)
Increase (decrease) in interest payable	14,291	(9,893)	(39,371)	14,497
Decrease (increase) in prepaid expense	(32,582)	24,127	(7,044)	(16,208)
Restructuring, integration and other nonrecurring costs	17,595	—	3,935	1,269
Cash paid for BNP Paribas cancellation of stock options	(83,347)	—	—	—
Other	(251,747)	1,187	4,001	(12,534)

Net cash provided by operating activities	281,701	27,177	488,390	432,045

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits in other banks	108,042	(42,806)	(61,157)	3,163
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	(158,024)	(77,988)	442,100	(236,000)
Proceeds from maturity of held-to-maturity investment securities	—	—	35,066	49,928
Purchase of held-to-maturity investment securities	—	—	(33,079)	—
Proceeds from maturity of available-for-sale investment securities	1,173,208	28,669	1,120,487	809,692
Proceeds from sale of available-for-sale investment securities	59,908	—	559,220	136,345
Purchase of available-for-sale investment securities	(2,044,022)	(24,795)	(2,312,508)	(1,009,802)
Proceeds from sale of Concord stock	—	—	45,359	—
Purchase of bank-owned life insurance	—	—	(109,360)	—
Net increase in loans to customers	(261,444)	(42,381)	(1,049,984)	(1,509,172)
Net cash (paid for) provided by acquisitions	(1,763,800)	—	632,965	—
Purchase of premises and equipment	(15,466)	(1,012)	(20,369)	(10,120)
Other	(538)	(37)	(7,013)	(10,148)

Net cash used in investing activities	(2,902,136)	(160,350)	(758,273)	(1,776,114)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,016,493	356,822	(406,479)	1,250,187
Net increase (decrease) in short-term borrowings	(5,391)	114,575	170,677	80,091
(Payments on) proceeds from long-term debt and capital securities	1,030,907	(245,684)	287,439	165,631
Cash dividends paid	—	—	(99,772)	(84,731)
Cash received from BNP Paribas for cancellation of stock options	—	83,347	—	—
Proceeds from issuance (payments on exercise) of common stock	1,600,000	—	(31)	585
Issuance (purchase) of treasury stock, net	—	—	5,825	(4,056)
Discounted share purchase plan	2,425	—	—	—

Net cash provided by (used in) financing activities	3,644,434	309,060	(42,341)	1,407,707

Net increase (decrease) in cash and due from banks	1,023,999	175,887	(312,224)	63,638
Cash and due from banks at beginning of period	737,262	561,375	873,599	809,961

Cash and due from banks at end of period	$1,761,261	$737,262	$561,375	$873,599

Supplemental disclosures:
Interest paid	$451,039	$24,860	$525,003	$548,425
Income taxes paid	$84,730	$—	$78,665	$36,084
Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$16,815	$298	$13,152	$5,800

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$11,719,382	$—	$14,682	$—
Cash (paid) received	(2,418,208)	—	632,965	—

Liabilities assumed	$9,301,174	$—	$647,647	$—

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries 41

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Operations

     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial and equipment and vehicle leasing and offer trust and insurance products. BancWest Corporation’s subsidiaries operate 358 offices in the states of California, Hawaii, Oregon, Washington, Idaho, New Mexico and Nevada and in Guam and Saipan.

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

Basis of Presentation

     On December 20, 2001, BNP Paribas, a société anonyme or limited liability banking corporation organized under the laws of the Republic of France, acquired all of the outstanding common stock of the Parent. As a result of the transaction, the Parent became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for using the purchase method of accounting, with BNP Paribas’ accounting basis being “pushed down” to the Parent. Prior to the close of business on December 19, 2001, the Parent was 55% publicly owned and 45% owned by BNP Paribas. Starting on December 20, 2001, the Company’s financial statements reflected BNP Paribas’ “pushed-down basis.” See Note 2 to the Consolidated Financial Statements for additional information regarding this business combination.

     It is generally not appropriate to combine pre- and post- “push-down” periods; however, for items that were clearly not material, certain information presented in this section combines the Company’s consolidated results of operations from December 20, 2001 to December 31, 2001 with those for the period from January 1, 2001 to December 19, 2001.

Reclassifications

     The 2001 and 2000 Consolidated Financial Statements were reclassified in certain respects to conform to the 2002 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

Business Combinations

     Business combinations are accounted for using the purchase method of accounting and the net assets of the companies acquired are recorded at their fair values at the date of acquisition. The results of operations of the acquired companies are included from the date of acquisition.

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

Cash and Due from Banks

     Cash and due from banks include amounts from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. The average amount of these reserve balances were $307.9 million for 2002, $226.8 million for 2001 and $205.3 million for 2000.

Trading Assets

     Securities acquired for short-term appreciation or other trading purposes are carried at fair value, with unrealized gains and losses recorded in noninterest income.

Investment Securities

     Investment securities consist principally of debt and asset-backed securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and

42 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Loans Held for Sale

     Loans held-for-sale without designated fair value hedges are recorded at the lower of aggregate cost or fair value. Loans held for sale with designated fair value hedges are recorded at fair value. Loans held for sale include residential mortgage loans originated for sale.

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

BancWest Corporation and Subsidiaries 43

Notes to Consolidated Financial Statements (continued)

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

Premises and Equipment

     Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of 10-50 years for premises, 3-25 years for equipment and up to the lease term for leasehold improvements.

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

Goodwill

     Goodwill represents the cost of acquired companies in excess of the fair value of net assets acquired. It is our

44 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

policy to review goodwill at least annually for impairment or whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets/businesses which gave rise to such goodwill.

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

     Repurchase and reverse repurchase agreements are presented in the accompanying Consolidated Balance Sheets. It is our policy to take possession of securities purchased under agreements to resell. We monitor the fair value of the underlying securities as compared to the related receivable, including accrued interest and as necessary we request additional collateral. Where deemed appropriate, our agreements with third parties specify our rights to request additional collateral. All collateral is held by the Company or a custodian.

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

Derivative Instruments and Hedging Activities

     The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain assets and liabilities so that the Company’s net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company considers its limited use of derivatives to be a prudent method of managing interest rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest rates.

     By using derivative instruments, the Company exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a

BancWest Corporation and Subsidiaries 45

Notes to Consolidated Financial Statements (continued)

derivative contract is positive, this indicates that the counterparty owes the Company, thus creating a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, assumes no repayment risk. Derivative instruments must meet the same criteria of acceptable risk established for our lending and other financing activities. We manage the credit risk of counterparty defaults in these transactions by: (1) Limiting the total amount of outstanding arrangements, both by the individual counter-party and in the aggregate; (2) Monitoring the size and maturity structure of the derivative instruments; and (3) Applying the uniform credit standards maintained for all of our credit activities, including, in some cases, taking collateral to secure the counterparty obligations.

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

     During the year ended December 31, 2002, the Company used interest rate swaps to hedge the fair values of certain loans against changes in interest rates. The Company entered into interest rate swaps to convert the characteristics of certain fixed rate loans to variable rate loans. For the year ended December 31, 2002, the amount of hedge ineffectiveness recorded in the Company’s consolidated statement of income was not material. Furthermore, for the year ended December 31, 2002, there was no gain or loss recorded by the Company as a result of fair value hedges that no longer qualified as fair value hedge items. See Note 3 for additional information regarding derivative financial instruments.

     During the year ended December 31, 2002, the Company used interest rate swaps of $600 million categorized as cash flow hedges, to hedge certain LIBOR-based commercial loans. For the year ended December 31, 2002, the amount of hedge ineffectiveness recorded in the Company’s consolidated statement of income was not material.

     During the year ended December 31, 2002, the Company also used interest rate and foreign exchange swaps and options for trading purposes. Trading activities, which do not qualify for hedge accounting, primarily involve the sale of derivative products to accommodate customers.

     During the year ended December 31, 2002, the Company held certain options on interest rate swaps and options on securities purchased under agreements to resell as non-hedging derivatives.

     The Company held no foreign currency hedges during the year ended December 31, 2002.

Off-Balance-Sheet Commitments

     In the normal course of business, we are a party to various off-balance-sheet commitments entered into to meet the financing needs of our customers. These financial instruments include commitments to extend credit; standby and commercial letters of credit; and commitments to purchase or sell foreign currencies. These commitments involve, to varying degrees, elements of credit, interest rate and foreign exchange rate risk.

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

46 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

BancWest Corporation and Subsidiaries 47

Notes to Consolidated Financial Statements (continued)

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

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Application of the non-amortization provisions of this statement was effective with the BNP Paribas Merger. The remaining provisions of SFAS No. 142 were adopted by the Company effective January 1, 2002. Goodwill and other indefinite lived intangible assets were subjected to a transitional impairment test during the quarter ended March 31, 2002. As of March 31, 2002, we had no impairment of our goodwill. Had we amortized the goodwill arising from the BNP Paribas Merger, pre-tax amortization of goodwill of approximately $103 million would have been recorded on the Company’s consolidated financial statements for 2002 (assuming an amortization period of 20 years). In addition, for 2002 pre-tax amortization of goodwill related to the acquisition of United California Bank (“UCB”) from March 15, 2002, which would have amounted to $52.5 million was not recorded (assuming an amortization period of 20 years).

     The following table reflects consolidated net income as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of 2002 and 2001:

	Year ended December 31,

(in thousands)	2002	2001

As reported	$361,332	$361,332
Goodwill amortization	—	29,413

As adjusted	$361,332	$284,217

     The estimated annual amortization expense for finite life intangible assets, primarily core deposit intangibles arising from the BNP Paribas Merger and the acquisition of UCB, is approximately $24 million (pre-tax) for each of the years from 2003 to 2007.

     Goodwill increased due to the acquisition of UCB on March 15, 2002. The additional $1.328 billion of goodwill is reported in the Bank of the West operating segments.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The scope of SFAS No. 144 excludes goodwill and other non-amortizable intangible assets to be held and used as well as goodwill associated with a reporting unit to be disposed of. The provisions of SFAS No. 144 became effective in 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s Consolidated Financial Statements.

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

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires that a guarantor disclose the nature of the guarantee, the maximum potential amount of future payments under guarantee, the carrying amount of the liability, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN No. 45 also requires a guarantor to recognize, at the

48 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

inception of the guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions if FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Under FIN No. 45, the Company is required to disclose the $162 million residual value guarantee to REFIRST, Inc. for the First Hawaiian Center. Additional information regarding the operating lease agreement for FHC can be found in Note 21 on page 67.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.” FIN No. 46 establishes new guidance on the accounting and reporting for the consolidation of variable interest entities. The principal objective of FIN No. 46 is to require the primary beneficiary of a variable interest entity to consolidate the variable interest entity’s assets, liabilities and results of operations in the entity’s own financial statements. The provisions of FIN No. 46 apply to the REFIRST, Inc. variable interest entity that was created by a non-related third party to construct, finance and hold title to our administrative headquarters building (see page 35 “Variable Interest Entities” for additional information). The provisions of FIN No. 46 apply in the first interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of FIN No. 46 will result in approximately $160 million of additional premises and equipment and $190 million in debt on the Consolidated Balance Sheets. In addition, we will record approximately $4 million in additional depreciation expense annually.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 147 requires that entities account for the acquisition of all or part of a financial institution in accordance with SFAS No. 141, “Business Combinations.” As a result, these acquisitions are removed from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope certain customer-relationship intangible assets of financial institutions. SFAS No. 147’s provisions relating to the method of accounting to be used for acquisitions of financial institutions are effective for acquisitions for which the date of the acquisition is on or after October 1, 2002. SFAS No. 147’s provisions relating to the impairment or disposal of long-term customer relationship intangible assets of financial institutions is effective on October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s Consolidated Financial Statements.

2. Mergers and Acquisitions

United California Bank Acquisition

     On March 15, 2002, BancWest completed its acquisition of all outstanding common stock of UCB from UFJ Bank Ltd. of Japan. UCB was subsequently merged with and into Bank of the West in April 2002 and its branches were integrated into the Bank’s branch network system in the third quarter of 2002. On the date of acquisition by BancWest, UCB had 115 branches (located exclusively in California), total assets of $10.1 billion, net loans of $8.5 billion and total deposits of $8.2 billion. The preceding amounts do not include purchase price adjustments. UCB’s strong presence in Southern California complements the bank’s existing network in Northern California, Nevada, New Mexico and the Pacific Northwest. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002.

     The purchase price of approximately $2.4 billion was paid in cash and accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital and lending it $800 million.

BancWest Corporation and Subsidiaries 49

Notes to Consolidated Financial Statements (continued)

     Below is the UCB Balance Sheet at March 31, 2002, including the effects of “pushdown” purchase accounting adjustments:

(in thousands)

Assets
Cash and Cash Equivalents	$653,361
Investment Securities Available-for-Sale	508,505
Net Loans and Leases	8,530,661
Intangibles	1,447,792
Other Assets	404,267
Total Assets	11,544,586
Liabilities and Stockholder’s Equity
Deposits	8,206,935
Long-term Debt	575,821
Other Liabilities	361,830
Total Liabilities	9,144,586
Stockholder’s Equity	2,400,000
Total Liabilities and Stockholder’s Equity	11,544,586

     The following table provides an allocation of the purchase price:

(in thousands)

Total purchase price of UCB, including transaction costs	$2,405,605
Equity of UCB prior to acquisition by BancWest	1,083,000

Excess of pushed down equity over the carrying value of net assets acquired	1,322,605

Purchase accounting adjustments related to assets and liabilities acquired:
Sublease loss reserve	23,869
Premises and equipment	5,951
Severance and employee relocation	39,176
Contract cancellations	13,275
New core deposit intangible	(120,219)
Other assets	4,565
Deposits	8,047
Deferred cost on pension and retirement benefits	33,874
Other liabilities and taxes	(3,570)

Goodwill resulting from acquisition of and merger with UCB	$1,327,573

     None of the goodwill resulting from the UCB acquisition is tax deductible.

     Bank of the West incurred expenses associated with exiting certain branches, operational centers and technology platforms of pre-merged Bank of the West, as well as certain other conversion and expenses, totaling approximately $18 million. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition. Bank of the West has also established a severance reserve of approximately $40.5 million, to cover approximately 600 employees throughout the organization whose positions will be eliminated as a result of the acquisition. In addition to the severance reserve, Bank of the West recorded the following restructuring reserves: $34.5 million for losses on subleases, $8 million for contract cancellations, $1.3 million for relocation and other. As of year-end, we made the following adjustments to the reserves: $1.2 million increase for severance, $9.2 million decrease for losses on subleases, $6.2 million increase for contract cancellations and $400,000 increase for relocation. In addition, the reserves were decreased as follows: $20.8 million for severance payments, $3.8 million for sublease loss amortization, $6.7 million for contract cancellation payments and $1.4 million for relocation payments. These amounts are estimates and subject to change as more information becomes available.

     The following pro forma financial information for the years ended December 31, 2002 and December 31, 2001 assumes that the UCB acquisition occurred as of January 2001, after certain accounting adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or what would have occurred had the UCB acquisition been consummated on the date indicated:

(in thousands)	2002	2001

Net Interest Income	$1,082,541	$979,579
Provision for Credit Losses	91,675	126,144
Non Interest Income	228,136	298,907
Non Interest Expense	667,197	736,714
Income Tax Expense	219,188	160,920
Net Income	332,617	254,708

Trinity Capital Corporation Acquisition

     On November 8, 2002, Bank of the West acquired Trinity Capital Corporation (“Trinity”), a privately held equipment leasing company specializing in nationwide vendor leasing programs for manufacturers in specific vertical markets. The purchase price was approximately $18.3 million including $7.3 million of goodwill. In addition, Bank of the West is obligated to make certain contingent payments to former stockholders of Trinity depending on the financial performance of Trinity. The acquisition was accounted for using the purchase method of accounting.

     Operating results for Trinity were not significant to the consolidated operating results; therefore, proforma results are not presented.

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

     At the effective time of the BNP Paribas Merger, all outstanding shares of common stock, par value $1 per share (“Company Common Stock”), of the Parent were

50 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

cancelled and converted solely into the right to receive $35 per share in cash, without interest thereon (except for shares held in the treasury of the Parent or by any wholly-owned subsidiary of the Parent and shares held in respect of a debt previously contracted which were cancelled without any consideration being payable therefor).

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

     The BNP Paribas Merger significantly affected our financial statements. “Push-down” accounting was required for this business combination. Essentially, this resulted in three major changes to our balance sheet:

•	Purchase price adjustments and new intangibles: As part of purchase accounting, our assets and liabilities were adjusted to fair value. Among the items adjusted were identifiable intangible assets related to our core deposits, loans and leases, property and equipment, deposits, pension assets and liabilities and other items. After making these adjustments to the balance sheet, the amount that the purchase price exceeded the value of purchased assets and liabilities assumed was recorded as goodwill. As of December 20, 2001, the Company had $2.1 billion in goodwill, all of which is non-deductible for tax purposes.

•	New debt: As part of the BNP Paribas Merger, we assumed $1.55 billion in new debt from the Merger Sub. This debt is between the Company and another subsidiary of BNP Paribas. The proceeds from this debt and $1.0 billion in cash equity from BNP Paribas were exchanged for all of the outstanding common stock not held by BNP Paribas and all options.

•	New equity basis: Due to the use of “push-down” accounting in the BNP Paribas Merger, the equity balances at December 31, 2001 reflect BNP Paribas’ basis in the Company. On December 20, 2001, BNP Paribas’ net purchase price of $1.985 billion was recorded. All amounts related to common and treasury stock of the Predecessor were eliminated.

     This transaction was considered a step-acquisition. As such, the Company calculated BNP Paribas’ accounting basis by reference to each incremental step of ownership acquired by BNP Paribas. The Company’s initial calculation of the BNP Paribas’ basis in the Company indicated a basis of $985.8 million. Based on a revised calculation, the Company determined that the accounting basis that should be attributed to BNP Paribas’ ownership as of the acquisition date was $818.3 million. To properly reflect BNP Paribas’ accounting basis, the Company recorded an adjustment in the amount of $167.5 million in the fourth quarter of 2002, reducing equity and goodwill by this amount. This adjustment is reflected in the statement of changes in stockholder’s equity as “Adjustment to push-down of parent company’s basis.”

New Mexico, Nevada, Guam and Saipan Branch Acquisitions

     In the third quarter of 2000, we entered into an agreement to acquire 30 branches in New Mexico and Nevada being divested by First Security Corporation in connection with its merger with Wells Fargo & Company. At that date, those branches had approximately $1.1 billion in deposits and approximately $200 million in loans. The acquisition of the Nevada branches was completed in January 2001 and the acquisition of the New Mexico branches was completed in February 2001. The cash transaction was accounted for using the purchase method of accounting. We incurred pre-tax integration and other nonrecurring costs of $3.9 million and $1.3 million in 2001 and 2000, respectively.

     On November 9, 2001, the Company completed its acquisition of Union Bank of California’s network in Guam and Saipan, along with associated loan and deposit accounts. First Hawaiian assumed branch deposits of approximately $200 million and also bought various loans with the branches.

3. Derivative Financial Instruments

      At December 31, 2002, we carried interest rate swaps of $600 million which are categorized as cash flow hedges, to hedge our LIBOR-based commercial loans. These interest rate swaps were entered into in 2001 by UCB and will mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million of interest rate swaps increased commercial loan interest income by $19.3 million from March 16, 2002 through December 31, 2002. We estimate net settlement gains, recorded as commercial loan interest income, of $23.7 million over the next twelve months resulting from these cash flow hedges.

     In addition to the cash flow hedges described above, we have various derivative instruments that hedge the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge). Any portion

BancWest Corporation and Subsidiaries 51

Notes to Consolidated Financial Statements (continued)

of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in 2002.

4. Transactions with Affiliates

     The Company and its subsidiaries participate in various transactions with BNP Paribas and its affiliates. Except for the $1.550 billion term note and $800 million repurchase agreement between BNP Paribas and BancWest Corporation, the items listed in the table below are between our banking subsidiaries and BNP Paribas and its affiliates. Transactions involving the Company’s bank subsidiaries and their non-bank affiliates (including BancWest and BNP Paribas) are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities. These transactions are required to be on terms at least as favorable to the bank as those prevailing at the time for similar non-affiliate transactions. Transactions have included the sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings. Amounts due to and from affiliates and off-balance-sheet transactions at December 31, 2002 and 2001 were as follows:

(in thousands)	2002	2001

Cash and due from banks	$2,545	$4,071
Other assets	692	—
Noninterest-bearing demand deposits	1,691	2,494
Short-term borrowings	—	8,000
Time certificates of deposit	261,200	255,000
Other liabilities	953	252
Term note	1,550,000	1,550,000
Subordinated capital notes included in long-term debt	52,516	52,828
Repurchase agreement	800,000	—
Off-balance-sheet transactions:
Standby letters of credit	2,679	2,501
Guarantees received	—	280
Commitments to purchase foreign currencies	66,064	35,808
Commitments to sell foreign currencies	188,487	—
Interest rate contracts	144,446	—
Foreign exchange options	25,761	—

     The subordinated capital notes were sold directly to BNP Paribas by Bank of the West. They are subordinated to the claims of depositors and creditors and qualify for inclusion as a component of risk-based capital under current FDIC guidelines for assessing capital adequacy.

     For additional information concerning long-term debt to BNP Paribas, see Note 11.

      On November 22, 2002, the Corporation borrowed $800 million on an interim basis from BNP Paribas as part of the acquisition funding for the United California Bank transaction. In November 2002, the Corporation sold BNP Paribas 14.815% of the outstanding common stock of Bank of the West for $800 million, and used the proceeds to repay the interim debt. The Corporation and BNP Paribas also entered into a Stockholders Agreement that included put and call options. The call option gives the Corporation the right on specified dates or events to repurchase all or a portion of the Bank of the West stock sold to BNP Paribas at a price equal (in the case of a purchase of all such shares) to $800 million, plus 4.39% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest paid on such amounts at 4.39% per annum, compounded quarterly), plus $5 million. If the Corporation does not exercise its call option by December 2011, or within 90 days after certain specified events or agreements, BNP Paribas can require the Corporation to repurchase the Bank of the West shares at a price equal to (in case of a purchase of all such shares) $800 million, plus 4.39% annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest on such amounts at 4.39% per annum, compounded quarterly), plus $50 million. Due to the put and call arrangement, the $800 million repurchase agreement is considered a redeemable security and accordingly classified as debt.

      The Stockholders Agreement contains provisions for pro rata allocation of the formula described above in the event the call option is exercised for less than the full amount of the Bank of the West stock. The specified events referred to above include potential changes in ownership of Bank of the West as well as legislative, regulatory or other related changes that could affect the transactions referred to above. The Stockholders Agreement also limits the transferability of the Bank of the West shares.

      No value has been attributed to the call or put options in the Corporation’s financial statements and the Corporation does not expect to attribute a value to these options during the term of the Stockholders Agreement.

      At December 31, 2002, the Corporation’s obligation to BNP Paribas under the Agreement (assuming the Call Option could have been exercised as of that date) would be calculated as $808.8 million. This obligation represents the Original Transaction Amount of $800 million, accrued interest of $3.8 million, plus $5 million Call Option premium. The average balance of the obligation to BNP Paribas under the Agreement using the same calculation was $802.1 million for the year ended December 31, 2002. No amounts were outstanding under this Agreement for any other period presented.

      BNP Paribas has received a preliminary tax opinion that this cross-border transaction should be treated for U.S. Federal tax purposes as a loan from BNP Paribas to the Corporation secured by the Bank of the West shares. Accordingly, the Corporation recognizes a U.S. tax benefit for the current deduction for interest paid under the terms of the Stockholders Agreement.

      At December 31, 2002, we carried a $150 million interest rate swap with BNP Paribas to hedge obligations under the 9.5% BancWest Capital I Quarterly Income Preferred Securities. The transaction is accounted for as a fair value hedge. We pay 3-month LIBOR and receive fixed payments at 9.5%. The fair value of the swap at December 31, 2002 was $690,000.

5. Investment Securities

Held-to-Maturity

     There were no held-to-maturity investment securities at December 31, 2002 and 2001. Upon the purchase by BNP Paribas of the remaining 55% of outstanding common stock it did not already own, all securities previously considered held-to-maturity were reclassified to available-for-sale at their fair value. The amortized cost of securities reclassified at that time was $91 million, which was approximately equal to their fair value.

     Amortized cost and fair value of held-to-maturity investment securities at December 31, 2000 were as follows:

	2000

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S Government agencies and corporations	$15,990	$—	$99	$15,891
Other asset-backed securities	38,233	11	524	37,720
Collateralized mortgage obligations	38,717	4	707	38,014

Total held-to-maturity investment securities	$92,940	$15	$1,330	$91,625

Available-for-Sale

     Amortized cost and fair value of available-for-sale investment securities at December 31, 2002, 2001 and 2000 were as follows:

52 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	2002

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$1,312,430	$25,882	$2	$1,338,310
Mortgage and asset-backed securities:
Government	1,367,200	36,720	2	1,403,918
Other	554,123	12,790	1,533	565,380
Collateralized mortgage obligations	447,176	6,657	502	453,331
States and political subdivisions	14,920	239	134	15,025
Other	164,719	550	193	165,076

Total available-for-sale investment securities	$3,860,568	$82,838	$2,366	$3,941,040

	2001

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S Government agencies and corporations	$794,991	$7,971	$2,777	$800,185
Mortgage and asset-backed securities:
Government	923,468	8,704	5,747	926,425
Other	253,939	3,796	745	256,990
Collateralized mortgage obligations	416,401	3,196	1,160	418,437
States and political subdivisions	1,793	—	158	1,635
Other	138,541	5	45	138,501

Total available-for-sale investment securities	$2,529,133	$23,672	$10,632	$2,542,173

	2000

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Treasury and other U.S Government agencies and corporations	$766,905	$3,868	$641	$770,132
Mortgage and asset-backed securities:
Government	619,791	8,550	1,539	626,802
Other	345,229	3,251	676	347,804
Collateralized mortgage obligations	77,529	243	144	77,628
States and political subdivisions	9,871	22	183	9,710
Other	128,704	—	—	128,704

Total available-for-sale investment securities	$1,948,029	$15,934	$3,183	$1,960,780

     The amortized cost and fair value of available-for-sale investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized	Fair
(in thousands)	Cost	Value

Due within one year	$409,616	$414,456
Due after one but within five years	1,221,410	1,248,002
Due after five but within ten years	415,625	425,081
Due after ten years	1,649,198	1,688,425

Subtotal	3,695,849	3,775,964
Securities with no stated maturity	164,719	165,076

Total available-for-sale investment securities	$3,860,568	$3,941,040

     The Company held trading securities of $33.1 million at December 31, 2002.

     Investment securities with an aggregate carrying value of $2.6 billion at December 31, 2002, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank advances.

     We held no investment securities of any single issuer (other than the U.S. Government and its agencies) which were in excess of 10% of consolidated stockholder’s equity at December 31, 2002.

     Gross gains and gross losses of $2,084,000 and $131,000, respectively, were realized on the sales of investment securities during 2002. Gross gains and gross losses were $30.5 million and $51,000, respectively, for the period from January 1, 2001 to December 19, 2001 and $30,000 and $61,000, respectively, for the period from December 20, 2001 to December 31, 2001. Securities gains for the period from January 1, 2001 to December 19, 2001 as shown on our Consolidated Statements of Income also includes the $41.3 million pre-tax gain recognized upon the recordation of the Concord stock as an available-for-sale security. Gross gains of $865,000 and gross losses of $654,000 were realized on sales of investment securities during 2000.

6. Loans and Leases

     In 2001, as part of the application of purchase price accounting for the BNP Paribas Merger, a discount of $26.5 million was recorded as a fair value adjustment and is being amortized on a level-yield basis over the average life of the loans and leases.

     At December 31, 2002 and 2001, loans and leases

BancWest Corporation and Subsidiaries 53

Notes to Consolidated Financial Statements (continued)

were comprised of the following:

(in thousands)	2002	2001

Commercial, financial and agricultural	$4,812,890	$2,387,605
Real estate:
Commercial	4,806,220	2,957,194
Construction	971,861	464,462
Residential	4,825,241	2,263,827
Consumer	6,030,888	4,471,897
Lease financing	2,398,681	2,293,199
Foreign	395,889	385,548

Total loans and leases	$24,241,670	$15,223,732

     The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. We also lend to a lesser extent nationally and in Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of those states, which affects property values, and the financial well being and creditworthiness of the borrowers.

     At December 31, 2002 and 2001, loans and leases of $225.8 million and $97.1 million, respectively, were on nonaccrual status or restructured.

     Real estate loans totaling $2.3 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank at December 31, 2002.

     Our leasing activities consist primarily of: (1) leasing automobiles and commercial equipment; and (2) leveraged leases. Lessees are responsible for all maintenance, taxes and insurance on the leased property. The leases are reported net of unearned income of $345.5 million at December 31, 2002, and $490.2 million at December 31, 2001. At December 31, 2002, minimum lease receivables for the five succeeding years were as follows:

•	2003 — $624.6 million

•	2004 — $565.9 million

•	2005 — $464.3 million

•	2006 — $366.2 million

•	2007 — $202.3 million

     In the normal course of business, the Company makes loans to executive officers and directors of the Company and to entities and individuals affiliated with those executive officers and directors. Those loans were made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with other persons or, in the case of certain residential real estate loans, on terms that were widely available to employees of the Company who were not directors or executive officers. Changes in the loans to such executive officers, directors and affiliates during 2002 and 2001 were as follows:

(in thousands)	2002	2001

Balance at beginning of year	$144,333	$263,835
New loans made	11,825	19,470
Less repayments	43,203	138,972

Balance at end of year	$112,955	$144,333

     At December 31, 2002, loans to such parties by BancWest Corporation were $161,000; at December 31, 2001, $402,000. Interest income related to these loans was $9,000 in 2002, $82,000 in 2001 and $112,000 in 2000.

7. Provision and Allowance for Credit Losses

     Changes in the allowance for credit losses were as follows for the periods indicated:

	Company		Predecessor

	Year ended	Dec. 20, 2001	Jan. 1, 2001	Year ended
	Dec. 31,	through	through	Dec. 31,
(in thousands)	2002	Dec. 31, 2001	Dec. 19, 2001	2000

Balance at beginning of year	$194,654	$199,860	$172,443	$161,418
Provision for credit losses	95,356	2,419	100,631	60,428
Net charge-offs:
Loans and leases charged off	(147,386)	(7,929)	(85,211)	(62,131)
Recoveries on loans and leases previously charged off	28,797	304	11,997	12,728

Net charge-offs	(118,589)	(7,625)	(73,214)	(49,403)

Allowances of subsidiaries purchased	212,660	—	—	—

Balance at end of year	$384,081	$194,654	$199,860	$172,443

     The following table presents information related to impaired loans as of and for the years ended December 31, 2002, 2001 and 2000:

(in thousands)	2002	2001	2000

Impaired loans with related allowance	$148,533	$89,279	$77,518
Impaired loans with no related allowance	43,438	8,253	35,358

Total impaired loans	$191,971	$97,532	$112,876

Total allowance for credit losses on impaired loans	$39,197	$24,745	$14,702
Average impaired loans	164,038	118,497	93,572
Interest income recognized on impaired loans	1,350	2,462	5,099

     Impaired loans without the related allowance for credit losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal balance of such loans.

8. Premises and Equipment

     As part of the application of purchase price accounting for the BNP Paribas Merger, a discount of $9.4 million was recorded as a fair value adjustment on certain facilities and will be amortized over their remaining lives using the straight-line method.

54 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     At December 31, 2002 and 2001, premises and equipment were comprised of the following:

(in thousands)	2002	2001

Premises	$430,673	$282,761
Equipment	220,531	178,559

Total premises and equipment	651,204	461,320
Less accumulated depreciation and amortization	270,932	188,285

Net book value	$380,272	$273,035

     Occupancy and equipment expenses include depreciation and amortization expenses of $41 million for 2002, $27.6 million for 2001 and $25.5 million for 2000.

9. Deposits

     As part of the application of purchase price accounting for the BNP Paribas Merger, a premium of $29 million was recorded as a fair value adjustment on certain time certificates of deposits and will be amortized using the straight-line method over the average remaining maturity of the certificates.

     Interest expense related to deposits for the periods indicated was as follows:

	Company		Predecessor

	Year ended	Dec. 20, 2001	Jan. 1, 2001	Year ended
	Dec. 31,	through	through	Dec. 31,
(in thousands)	2002	Dec. 31, 2001	Dec. 19, 2001	2000

Domestic:
Interest-bearing demand	$915	$23	$1,855	$3,546
Savings	94,328	1,784	84,278	98,876
Time—under $100	88,715	3,386	153,926	150,797
Time—$100 and over	88,422	3,035	138,026	195,142
Foreign	9,086	238	6,712	9,843

Total interest expense on deposits	$281,466	$8,466	$384,797	$458,204

     The following table presents the maturity distribution of domestic time certificates of deposits of $100,000 or more at December 31 for the years indicated:

(in millions)	2002	2001

3 months or less	$2,244	$2,103
Over 3 months through 6 months	556	546
Over 6 months through 12 months	661	363
Over 1 year through 2 years	292	286
Over 2 years through 3 years	124	38
Over 3 years through 4 years	31	15
Over 4 years through 5 years	58	7
Over 5 years	4	1

Total	$3,970	$3,359

     Time certificates of deposits in denominations of $100,000 or more at December 31, 2002 and 2001 were as follows:

(in thousands)	2002	2001

Domestic	$3,970,466	$3,358,569
Foreign	362,578	146,384

10. Short-Term Borrowings

     At December 31 for the years indicated, short-term borrowings were comprised of the following:

(in thousands)	2002	2001	2000

BancWest Corporation (Parent):
Commercial paper	$—	$—	$5,477
Bank of the West:
Securities sold under agreements to repurchase	330,220	246,480	215,767
Federal funds purchased	346,896	217,575	115,000
Advances from Federal Home Loan Bank of San Francisco	700,000	240,000	85,000
Other short-term borrowings	32,159	936	306
First Hawaiian:
Securities sold under agreements to repurchase	79,435	238,279	241,929
Federal funds purchased	36,040	11,050	5,589

Total short-term borrowings	$1,524,750	$954,320	$669,068

     Weighted average interest rates and weighted average and maximum balances for these short-term borrowings were as follows for the years indicated:

(dollars in thousands)	2002	2001	2000

Commercial paper:
Weighted average interest rate at December 31	—%	—%	6.0%
Highest month-end balance	$—	$6,102	$8,424
Weighted average daily outstanding balance	$—	$3,307	$5,541
Weighted average daily interest rate paid	—%	4.2%	6.0%
Securities sold under agreements to repurchase:
Weighted average interest rate at December 31	1.1%	2.0%	6.1%
Highest month-end balance	$498,320	$523,631	$503,936
Weighted average daily outstanding balance	$408,059	$492,044	$439,886
Weighted average daily interest rate paid	1.4%	3.7%	5.8%
Federal funds purchased:
Weighted average interest rate at December 31	1.2%	1.5%	6.4%
Highest month-end balance	$615,835	$437,405	$370,889
Weighted average daily outstanding balance	$370,611	$266,224	$217,447
Weighted average daily interest rate paid	1.6%	3.6%	6.3%
Advances from Federal Home Loan Banks of Seattle and San Francisco:
Weighted average interest rate at December 31	1.8%	5.2%	6.2%
Highest month-end balance	$765,000	$240,000	$358,481
Weighted average daily outstanding balance	$580,178	$131,694	$146,462
Weighted average daily interest rate paid	3.8%	5.2%	6.2%
Other short-term borrowings:
Weighted average interest rate at December 31	1.2%	2.5%	6.5%
Highest month-end balance	$1,026,210	$24,601	$22,071
Weighted average daily outstanding balance	$658,099	$3,135	$4,935
Weighted average daily interest rate paid	—%	3.2%	8.2%

BancWest Corporation and Subsidiaries 55

Notes to Consolidated Financial Statements (continued)

     We treat securities sold under agreements to repurchase as financings. We reflect the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 2002, the weighted average maturity of these agreements was 31 days and primarily represented investments by public (governmental) entities. Maturities of these agreements were as follows:

(in thousands)

Overnight	$283,615
Less than 30 days	49,970
30 through 90 days	35,335
Over 90 days	40,735

Total	$409,655

11. Long-Term Debt and Capital Securities

     As part of the application of purchase accounting for the BNP Paribas Merger, a premium of $33.1 million was recorded on certain long-term debt obligations and capital securities as a fair value adjustment. This premium will be amortized on a level-yield basis over the remaining maturity of the debt.

     At December 31 for the years indicated, long-term debt and capital securities were comprised of the following:

(dollars in thousands)	2002	2001

BancWest Corporation (Parent):
7.375% subordinated notes due 2006	$52,461	$50,000
6.54% term note due 2010	1,550,000	1,550,000
4.39% repurchase agreement due in 2011	800,000	—
Bank of the West:
6.33%-8.30% notes due through 2014	971,458	597,012
Capital leases due through 2012	2,574	480
First Hawaiian:
Capital leases due through 2022	454	462

Total long-term debt	3,376,947	2,197,954
Capital Securities	259,191	265,130

Total long-term debt and Capital Securities	$3,636,138	$2,463,084

BancWest Corporation (Parent)

     The 7.375% subordinated notes due in 2006 are unsecured obligations with interest payable semiannually.

     The 6.54% term note due in 2010 is an unsecured obligation to BNP Paribas with interest payable semiannually.

     The 4.39% repurchase agreement due in 2011 is for stock in Bank of the West with BNP Paribas.

Bank of the West

     The 6.33%-8.30% notes due through 2014 primarily represent advances from the Federal Home Loan Bank of San Francisco and $52.5 million in subordinated capital notes sold to BNP Paribas. Interest on the Federal Home Loan Bank of San Francisco advances are payable monthly. Interest on the subordinated capital notes sold to BNP Paribas is payable semiannually.

BancWest Capital I

     In November 2000, the Company sold to the public $150 million in aggregate liquidation amount of BancWest Capital I Quarterly Income Preferred Securities (the “BWE Capital Securities”) issued by the BWE Trust, a Delaware business trust. The Company received the BWE Capital Securities (as well as all outstanding common securities of BancWest Capital I) in exchange for the Company’s 9.5% junior subordinated deferrable interest debentures, which are the sole assets of the BWE Trust. Holders of BWE Capital Securities are entitled to cumulative cash dividends at an annual rate of 9.5%, subject to possible deferral. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. The BWE Capital Securities qualify as Tier 1 capital of the Company, which has solely, fully and unconditionally guaranteed payment of all amounts due on the BWE Capital Securities to the extent the BWE Trust has funds available for payment of such distributions.

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

     The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027, or upon earlier redemption in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture.

     Under the terms of both the BWE Capital Securities and the FH Capital Securities, the interest on the junior subordinated debentures is deferrable. If we defer interest payments on the capital securities, BWE Trust and FH Trust will also defer distributions on the capital securities. During any period in which we defer interest payments on the junior subordinated debentures, we will not and our subsidiaries will not do any of the following, with certain limited exceptions:

•	pay a dividend or make any other payment or distribution on our capital stock;

56 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

•	redeem, purchase or make a liquidation payment on any of our capital stock;

•	make an interest, principal or premium payment on, or repay, repurchase or redeem, any of our debt securities that rank equally with or junior to the junior subordinated debentures; or

•	make any guarantee payment regarding any guarantee by us of debt securities of any of our subsidiaries, if the guarantee ranks equal with or junior to the junior subordinated debentures.

     As of December 31, 2002, the principal payments due on long-term debt and capital securities were as follows:

	BancWest	Bank			First
(in	Corporation	of the	First	BancWest	Hawaiian
thousands)	(Parent)	West	Hawaiian	Capital I	Capital I	Total

2003	$—	$172,239	$15	$—	$—	$172,254
2004	—	692,618	16	—	—	692,634
2005	—	1,277	18	—	—	1,295
2006	50,000	1,291	19	—	—	51,310
2007	—	1,368	21	—	—	1,389
2008 and thereafter	1,550,000	904,435	365	162,456	100,000	2,717,256

Total	$1,600,000	$1,773,228	$454	$162,456	$100,000	$3,636,138

12. Accumulated Other Comprehensive Income, Net

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Company’s items of other comprehensive income are net unrealized gains or losses on certain debt and equity securities and net unrealized gains or losses in cash flow hedges. Reclassification adjustments include the gains or losses realized in the current period on certain assets that were included in accumulated other comprehensive income at the beginning of the period. Accumulated other comprehensive income, net for the periods presented below is as follows:

		Income Tax
	Pre-tax	(Expense)	After-tax
(in thousands)	Amount	Benefit	Amount

Predecessor:
Accumulated other comprehensive income, net, December 31, 1999	$(16,583)	$6,710	$(9,873)
Unrealized net holding gain arising in 2000	29,123	(11,773)	17,350
Reclassification adjustment for gains and losses realized in net income	211	(87)	124

Accumulated other comprehensive income, net, December 31, 2000	12,751	(5,150)	7,601
Unrealized net holding gain arising from January 1, 2001 to December 19, 2001	30,528	(12,292)	18,236
Reclassification adjustment for gains and losses realized in net income	(39,138)	15,773	(23,365)

Accumulated other comprehensive income, net, December 19, 2001	4,141	(1,669)	2,472

Company:
Accumulated other comprehensive income, net, December 20, 2001	—	—	—
Unrealized net holding gain arising from December 20, 2001 to December 31, 2001	13,071	(5,270)	7,801
Reclassification adjustment for gains and losses realized in net income	(31)	12	(19)

Accumulated other comprehensive income, net, December 31, 2001	$13,040	$(5,258)	$7,782
Unrealized net gains on securities available for sale arising during the year	67,432	(25,709)	41,723
Reclassification of net gains on securities available for sale included in net income	(1,953)	787	(1,166)
Unrealized net gains on cash flow derivative hedges arising during the year	65,456	(26,510)	38,946
Reclassification of net gains on cash flow derivative hedges included in net income	(17,180)	6,958	(10,222)

Accumulated other comprehensive income, net, December 31, 2002	$126,795	$(49,732)	$77,063

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The table below sets forth those ratios at December 31, 2002 and 2001.

						To Be Well-
						Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
(dollars in
thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of December 31, 2002:
Tier 1 Capital to Risk-Weighted Assets:
Bank of the West	$2,138,936	9.93%	$861,449	4.00%		$1,292,173	6.00%
First Hawaiian	732,441	11.19	261,775	4.00		392,663	6.00
Total Capital to Risk-Weighted Assets:
Bank of the West	$2,633,602	12.23%	$1,722,898	8.00%		$2,153,622	10.00%
First Hawaiian	887,254	13.56	523,551	8.00		654,439	10.00
Tier 1 Capital to Average Assets:
Bank of the West	$2,138,936	9.17%	$933,283	4.00	%(1)	$1,166,604	5.00%
First Hawaiian	732,441	9.21	317,972	4.00	(1)	397,465	5.00

BancWest Corporation and Subsidiaries 57

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

14. Limitations on Payment of Dividends

     The primary sources of funds that we may use to pay dividends to BNP Paribas are dividends the Parent receives from its subsidiaries. Regulations limit the amount of dividends Bank of the West and First Hawaiian may declare or pay. At December 31, 2002, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $363.3 million.

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

     In connection with the acquisition of United California Bank (“UCB”), the Company assumed the pension and postretirement obligations of UCB. UCB employees participate in a noncontributory final pay defined benefit pension plan, an unfunded excess benefit pension plan covering employees whose pay or benefits exceed certain regulatory limits, an unfunded postretirement medical plan, and a 401(k) savings plan. In addition, certain key executives are eligible for a supplemental pension benefit if they meet certain age and service conditions. The Company is in the process of integrating UCB employees into the Company’s existing benefit plan structure. The benefit obligations assumed by the Company in connection with the acquisition have been reflected in the following table.

     The following tables summarize changes to the benefit obligation and fair value of plan assets for the years indicated:

	Pension Benefits		Other Benefits

(in thousands)	2002	2001	2002	2001

Benefit obligation at beginning of year	$168,505	$159,556	$23,746	$18,414
Service cost	10,223	4,039	1,913	1,269
Interest cost	22,451	11,064	2,135	1,346
Amendments	—	1,516	—	—
Actuarial loss	19,121	1,406	5,635	3,747
Acquisitions	202,682	—	10,145	—
Benefit payments	(14,923)	(9,076)	(1,809)	(1,030)

Benefit obligation at end of year	$408,059	$168,505	$41,765	$23,746

	Pension Benefits		Other Benefits

(in thousands)	2002	2001	2002	2001

Fair value of plan assets at beginning of year	$153,312	$175,970	$—	$—
Actual return on plan assets	(45,468)	(14,397)	—	—
Acquisitions	185,611	—	—	—
Employer contributions	47,330	815	1,809	1,030
Benefit payments	(14,923)	(9,076)	(1,809)	(1,030)

Fair value of plan assets at end of year	$325,862	$153,312	$—	$—

58 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     The following table summarizes the funded status of the plans and amounts recognized/unrecognized in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits

(in thousands)	2002	2001	2002	2001

Funded status	$(82,197)	$(15,193)	$(41,765)	$(23,746)
Unrecognized net (gain) loss	87,476	1,012	5,696	(1)

Prepaid (accrued) benefit cost	$5,279	$(14,181)	$(36,069)	$(23,747)

     Unrecognized net gains or losses that exceed 5% of the greater of the projected benefit obligation or the market-related value of plan assets as of the beginning of the year, are amortized on a straight-line basis over five years. Amortization of the unrecognized net gain or loss is included as a component of net pension cost. If amortization results in an amount less than the minimum amortization required under generally accepted accounting principles, the minimum required amount is recorded.

     As of December 31, 2002 and 2001, no company stock was held by the pension plans.

     As part of the application of purchase price accounting for the UCB acquisition and the BNP Paribas Merger, liabilities of $33.9 million and $46 million were recorded as a fair value adjustment in 2002 and 2001, respectively.

     Key provisions for the pension plans, excluding the unfunded plans, as of December 31, 2002 and 2001 were as follows:

(in thousands)	2002	2001

Projected benefit obligation	$349,203	$128,795
Accumulated benefit obligation	323,714	127,553
Fair value of plan assets for the retirement plan with plan assets in excess of accumulated benefit obligations	325,862	153,312
Prepaid benefit cost for the overfunded plan	60,382	25,545

     Except for the pension plans, the remaining plans had an accrued benefit liability.

     The weighted average discount rate was 6.75% and 7% as of December 31, 2002 and 2001, respectively. In determining the 2002 net periodic benefit cost, the expected return on plan assets was 9.5% for the funded defined benefit pension plans; the rate of increase in future compensation used in determining the projected benefit obligation averaged 4.5% for the unfunded supplemental executive retirement plan and 4% for the defined benefit pension plans.

     For accumulated post employment benefit obligation measurement purposes, a 9% and 15% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002 for the Hawaiian based plan and Bank of the West plans, respectively. The rates were assumed to gradually decrease to 5% and remain level at 5% thereafter.

     The following table sets forth the components of the net periodic benefit cost (credit) for 2002, 2001 and 2000:

	Pension Benefits			Other Benefits

(in thousands)	2002	2001	2000	2002	2001	2000

Service cost	$10,223	$4,039	$3,594	$1,913	$1,269	$888
Interest cost	22,451	11,064	10,268	2,135	1,346	1,174
Expected return on plan assets	(27,869)	(16,182)	(18,333)	—	—	—
Amortization of transition (asset) obligation	—	(1,100)	(1,200)	—	—	—
Amortization of prior service cost	—	1,528	1,278	—	93	51
Recognized net actuarial (gain) loss	—	(6)	(4,723)	(62)	96	159

Net periodic benefit cost (credit)	$4,805	$(657)	$(9,116)	$3,986	$2,804	$2,272

     Assumed health care cost trend rates have an impact on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following pre-tax effect:

	One-Percentage-	One-Percentage-
(in thousands)	Point Increase	Point Decrease

Effect on 2002 total of service and interest cost components	$345	$(293)
Effect on postretirement benefit obligation at December 31, 2002	2,691	(2,380)

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

     For 2002, 2001 and 2000, the money purchase plan contribution was $4.6 million, $4.7 million and $4.5 million, respectively. The matching employer contributions to the 401(k) plan for 2002, 2001 and 2000 were $5.4 million, $4.1 million and $3.9 million, respectively. Matching employer contributions for 2001 and 2000 reflect the addition of the Bank of the West Savings Plan participants to the Company’s defined contribution plan. Matching employer contributions for 2002 reflect Bank of the West’s contributions to the United California Bank Premiere Savings Plan for the period September 1, 2002 through

BancWest Corporation and Subsidiaries 59

Notes to Consolidated Financial Statements (continued)

December 31, 2002.

     On December 21, 2001, all share balances in the BancWest Corporation Stock Fund were liquidated and reinvested in the Putnam Stable Value Fund at the rate of $35 per share. On December 28, 2001, residual dividend balances were also liquidated and reinvested in the Putnam Stable Value Fund at the rate of $35 per share.

Incentive Plan for Key Executives

     The Company has an Incentive Plan for Key Executives (the “IPKE”), under which cash awards are made to key executives. The IPKE limits the aggregate and individual value of awards that could be issued in any one fiscal year.

Long-Term Incentive Plan

     The Long-Term Incentive Plan (the “LTIP”) pays cash awards to selected key executives if the Corporation achieves specified performance levels over multi-year performance cycles. Due to the change-in-control provisions of the LTIP plan, the BNP Paribas merger paid a maximum award to the participants of each of the three open cycles that began in 1999, 2000 and 2001. New three-year LTIP cycles began on January 1, 2002 and 2003.

16. Stock-Based Compensation

Stock Incentive Plan (“SIP”)

     Due to the BNP Paribas Merger, the SIP was terminated and each vested and unvested option outstanding under the SIP was cancelled. We became obligated to pay our option holders $35 per share less the applicable option exercise price. Those payments were made in January 2002.

     The following table summarizes activity under the SIP and SierraWest Option Plans for 2001 and 2000:

	Options Outstanding

		Weighted
		Average
		Exercise
	Shares	Price

Balance at December 31, 1999	3,435,110	18.31
Granted	1,330,761	15.13
Exercised	(297,678)	14.67
Forfeited	(43,953)	20.52

Balance at December 31, 2000	4,424,240	16.66
Granted	919,643	24.75
Exercised	(283,620)	15.28
Forfeited	(73,561)	20.37

Balance at December 19, 2001	4,986,702	18.49
Cancellation of options	(4,986,702)	18.49

Balance at December 31, 2001	—

     In accounting for our option plans, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There has been no compensation cost charged against income for the option plans, as options were granted at exercise prices no less than the fair market value of the common stock on the date of grant. Had compensation cost for the option plans been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” net income would have been reduced to the pro forma amounts indicated below:

(in thousands)	2001	2000

Net income:
As reported	$246,502	$216,394
Pro forma	239,835	214,978

     Under SFAS No. 123, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	2001	2000

Expected dividend yield	3.04%	3.27%
Expected common stock volatility	27.67	24.76
Risk-free interest rate	6.22	6.66
Expected life of the options	6 years	6 years

     The weighted average grant date fair value of options granted was $6.98 in 2001 and $3.98 in 2000.

Discounted Share Purchase Plan

     The 2002 Discounted Share Purchase Plan (“2002 DSPP”) provided to U.S. resident employees of BNP Paribas, including employees of the Company, an opportunity to acquire shares in BNP Paribas. The purpose of the plan is to provide an increased incentive for these employees to contribute to the future success and prosperity of BNP Paribas. Eligible U.S. employees were those who were employed on March 6, 2002 and remained employed until at least June 3, 2002. Participants were allowed to purchase shares, up to specified limits, at a discount of 20% of the market value on February 28, 2002. In addition, the participants were granted shares, based on the number they purchased, paid for by the Company.

     The shares under the DSPP plan must be held by the participants for a minimum of five years or until employment is terminated. In June 2002, a total of 124,763 shares were purchased by the Company’s employees, and an additional 30,490 shares were granted to these participants. The fair value of each share on the issue date was $51.81. The Company recognized a related compensation and benefits expense of $4.4 million in 2002.

60 BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Other Noninterest Expense

     For the periods indicated, other noninterest expense included the following:

	Company		Predecessor

	Year ended	Dec. 20, 2001	Jan. 1, 2001	Year ended
	Dec. 31,	through	through	Dec. 31,
(in thousands)	2002	Dec. 31, 2001	Dec. 19, 2001	2000

Stationery and supplies	$29,016	$928	$21,076	$20,286
Advertising and promotions	27,420	666	16,400	16,950
Other	102,040	2,016	83,056	80,716

Total other noninterest expense	$158,476	$3,610	$120,532	$117,952

18. Income Taxes

     For the periods indicated, the provision for income taxes was comprised of the following:

	Company		Predecessor

	Year ended	Dec. 20, 2001	Jan. 1, 2001	Year ended
	Dec. 31,	through	through	Dec. 31,
(in thousands)	2002	Dec. 31, 2001	Dec. 19, 2001	2000

Current:
Federal	$70,535	$2,140	$75,733	$30,164
States and other	25,456	596	21,110	9,215

Total current	95,991	2,736	96,843	39,379

Deferred:
Federal	113,558	1,589	56,254	89,451
States and other	24,445	382	13,508	23,397

Total deferred	138,003	1,971	69,762	112,848

Total provision for income taxes	$233,994	$4,707	$166,605	$152,227

     At December 31, 2002, the Company has alternative minimum tax credit carryforwards totaling $596,000 which may be used to offset future Federal income tax. The credits do not expire. The components of the Company’s net deferred income tax liabilities at December 31, 2002 and 2001 were as follows:

(in thousands)	2002	2001

Assets
Allowance for credit losses and nonperforming assets	$177,326	$86,765
Deferred compensation expenses	54,152	75,171
Intangible assets	2,831	60,505
State income and franchise taxes	7,055	5,966
Other	14,423	—

Total deferred income tax assets	255,787	228,407

Liabilities
Leases	744,169	649,733
Investment securities	64,229	23,837
Depreciation expense	23,082	9,955
Other	—	10,207

Total deferred income tax liabilities	831,480	693,732

Net deferred income tax liabilities	$575,693	$465,325

     Net deferred income tax liabilities are included in other liabilities in the Consolidated Balance Sheets.

     The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the periods indicated:

	Year Ended
	December 31, 2002

(dollars in thousands)	Amount	%

Federal statutory income tax rate	$208,364	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	36,027	6.1
Tax credits	(14,407)	(2.4)
Other	4,010	.6

Effective income tax rate	$233,994	39.3%

	Company	Predecessor

	Dec. 20, 2001	Jan. 1, 2001
	through	through
(dollars in thousands)	Dec. 31, 2001	Dec. 19, 2001%

Federal statutory income tax rate	$4,098	$145,043	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	700	24,780	6.0
Goodwill amortization	—	10,866	2.5
Tax credits	(211)	(7,454)	(1.8)
Other	120	(6,630)	(1.5)

Effective income tax rate	$4,707	$166,605	40.2%

	Year Ended
	December 31, 2000

(dollars in thousands)	Amount	%

Federal statutory income tax rate	$129,017	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	22,113	6.0
Goodwill amortization	10,784	2.9
Tax credits	(7,467)	(2.0)
Other	(2,220)	(.6)

Effective income tax rate	$152,227	41.3%

19. Operating Segments

     The Company has determined that our reportable segments are the ones we use in our internal reporting at Bank of the West and First Hawaiian. Bank of the West’s segments operate primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. Although

BancWest Corporation and Subsidiaries 61

Notes to Consolidated Financial Statements (continued)

First Hawaiian’s segments operate primarily in Hawaii, First Hawaiian also has significant operations outside the state, such as media finance, leveraged leases and international banking and branches in Guam and Saipan. The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each responsible unit. The net interest income of each segment includes the results of our transfer pricing process which matches assets and liabilities with rates associated with assets of similar risk and maturity to our overall asset-liability management activities on a proportional basis. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed.

Bank of the West

     Bank of the West manages its operations through three business segments: Regional Banking, Commercial Banking and Consumer Finance.

Regional Banking’s primary markets include California, Nevada, the Pacific Northwest region and New Mexico. The Northern California Division is comprised of the Greater San Francisco Bay area. The San Francisco Bay area is one of California’s wealthiest regions. The Southern California Division stretches from Santa Barbara in the north through the L.A. Metro area to San Diego in the South. The largest portion of California’s population resides in this geographic region. The Valley/ Nevada Division contains the Central Valley area of California and the state of Nevada. The Central Valley of California is an area which has been experiencing rapid transition from a largely agricultural base to a mix of agricultural and commercial enterprises. Nevada has been the fastest growing state in the country for the past decade. The Pacific Northwest Division includes Oregon, Washington and Idaho. The New Mexico Division is centered in the Albuquerque metropolitan area where we have the third largest market share. The senior executives in the divisions are responsible for both retail and business banking activities in their markets. Regional Banking utilizes its branch network as its principal funding source. The Bank’s telephone banking service, a network of 370 automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts. A key element of the Bank’s strategy is to seek to distinguish itself as the provider of the “best value” in banking services. To this end, Regional Banking seeks to position itself within its markets as an alternative to both the higher-priced, smaller “boutique” commercial banks and the larger money center commercial banks, which may be perceived as offering lower service and lower prices on a “mass market” basis.

     Regional Banking seeks to serve a broad customer base by furnishing a wide range of retail and commercial banking products. Deposit products offered by Regional Banking include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts and time deposits. Through its branch network, this business segment originates a variety of consumer loans, including direct vehicle loans, lines of credit and second mortgages. In addition, Regional Banking originates and holds a portfolio of first mortgage loans on one- to four-family residences. Through its commercial banking operations conducted from its branch network, Regional Banking offers a wide range of basic commercial banking products intended to serve the needs of smaller community-based businesses. These loan products include in-branch originations of standardized products for businesses with relatively simple banking and financing needs. More complex and customized commercial banking services are offered through Bank of the West’s regional banking centers, which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the relevant market areas. Regional Banking also provides a number of fee-based products and services such as annuities, insurance and securities brokerage.

     The Regional Banking Segment includes a Business Banking Division which supports commercial lending activities for middle market business customers through 14 Business Banking centers located throughout California as well as Portland, Oregon, Reno and Las Vegas, Nevada and Albuquerque, New Mexico. Each Business Banking Center provides a wide range of loan and deposit services to medium-sized companies with borrowing needs of $500,000 to $25 million. Lending services include receivable and inventory financing, equipment term loans, letters of credit, agricultural loans and trade finance. Other banking services include cash management, insurance products, trust, investment, foreign exchange and various international banking services.

      The Regional Banking Segment also includes a Pacific Rim Division which offers multilingual services through an 18-branch network in predominately Asian American communities in California, with specialized domestic and international products and services for both individuals and companies. The Pacific Rim Division has a largely commercial clientele.

The Commercial Banking Segment supports business clients with revenues between $25 million and $350 million. This segment’s clients include these engaged in agribusiness, real estate industries, as well as, churches, Small Business Administration (SBA) and equipment leasing clients. Services offered include cash management, trade finance, correspondent banking services and syndication of commercial

62  BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

credits exceeding $30 million.

     This segment lends to agricultural clients including dairies, nurseries and growers of row crops among others. Offices serving agribusiness are located in Central California, Oregon and Washington. It also provides construction and commercial mortgage funding for developers of single family and apartment residences, offices, retail space, hotels and industrial facilities. There are nine real estate industry lending offices located throughout California, as well as Las Vegas, Reno and Portland. The Commercial Banking Group provides SBA lending nationwide to meet the real estate, construction, equipment financing and operating expense requirements of businesses qualifying for government guaranteed SBA programs. Equipment leasing is available through the Bank’s commercial offices, branches, brokers across the nation and the newly acquired subsidiary, Trinity Capital. Trinity specializes in nationwide vendor leasing programs for manufacturers in specific markets.

     Cash management services include account analysis and reconcilement, armored car and cash vault services, investment sweep accounts, lock box and wire transfer services among others. Business customers can access their accounts in real time via WebDirect.

The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans are originated through a network of approximately 2,000 auto dealers and 2,000 recreational vehicle and marine dealers serviced by sales representatives located throughout the country. Collateral supporting these loans includes new and used automobiles, light duty trucks, vans, motor homes, travel trailers and boats.

     This segment also includes the wholly-owned subsidiary Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. Essex has office locations throughout the United States and sells substantially all of its loans to investors servicing released for a fee.

First Hawaiian Bank

     First Hawaiian manages its operations through the following business segments: Retail Banking Group, Consumer, Financial Management Group, Commercial Banking and Other.

Retail Banking Group

     First Hawaiian’s Retail Banking Group operates its main banking office in Honolulu, Hawaii, and 55 other banking offices located throughout Hawaii. First Hawaiian also operates three branches in Guam and two branches in Saipan.

     The focus of First Hawaiian’s retail/community banking strategy is primarily in Hawaii, where it has a significant market share—40.5% of the domestic bank deposits by individuals, corporations and partnerships in the state as of December 31, 2002. The predominant economic force in Hawaii is tourism, although there have been significant recent efforts to diversify the economy into hightech and other industries.

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

     First Hawaiian’s principal funding source is its 61-branch network. Thanks to its significant market share in Hawaii, First Hawaiian already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

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

BancWest Corporation and Subsidiaries  63

Notes to Consolidated Financial Statements (continued)

     To complement its branch network and serve these customers, First Hawaiian operates a system of automated teller machines, a 24-hour Phone Center in Honolulu and a full-service Internet banking system.

Consumer

     Consumer Lending. First Hawaiian offers many types of loans and credits to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. First Hawaiian also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian’s Dealer Center is one of the largest commercial bank automobile lender in the state of Hawaii. First Hawaiian is the largest issuer of MasterCard® credit cards and VISA® credit cards in Hawaii.

     Real Estate Lending—Residential. First Hawaiian makes residential real estate loans, including home equity loans, to enable borrowers to purchase, refinance, improve or construct residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii.

Commercial Banking

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

     Real Estate Lending—Commercial. First Hawaiian provides permanent financing for a variety of commercial developments, such as retail facilities, warehouses and office buildings.

     International Banking Services. First Hawaiian maintains an International Banking Division which provides international banking products and services through First Hawaiian’s branch system, its international banking headquarters in Honolulu, a Grand Cayman branch, three Guam branches, two branches in Saipan and a representative office in Tokyo, Japan. First Hawaiian maintains a network of correspondent banking relationships throughout the world.

     First Hawaiian’s international banking activities are primarily trade-related and are concentrated in the Asia-Pacific area.

Financial Management Group

     Trust and Investment Services. First Hawaiian’s Financial Management Group offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Group. The Financial Management Group provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 2002, the Trust and Investments Division had over 4,000 accounts with a market value of $8.8 billion. Of this total, $6.3 billion represented assets in nonmanaged accounts and $2.5 billion were managed assets.

     The Trust and Investments Division maintains custodial accounts pursuant to which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations and rent collection.

     Securities and Insurance Services. First Hawaiian, through a wholly-owned subsidiary, First Hawaiian Insurance, Inc., provides personal, business and estate insurance to its customers. First Hawaiian Insurance offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products. In association with an independent registered broker-dealer, First Hawaiian offers mutual funds, annuities and other securities in its branches.

     Private Banking Services. The Private Banking Department within First Hawaiian’s Financial Management Group provides a wide range of products to high-net-worth individuals.

Other

     Administrative. Represents administrative support areas including information Management and Operations and Finance and Investment.

     Syndicated and Media Lending. First Hawaiian, through its Wholesale Loan Group, participates in syndicated lending to primarily large corporate entities in the Mainland United States. The Wholesale Loan Group also participates in syndicated lending to the media and telecommunications industries located in the Mainland United States. Due to strategic considerations resulting from the BNP acquisition, we are in the process of exiting from the syndicated national credit and media finance areas.

     The tables below present information about the Company’s operating segments as of or for the periods indicated:

64  BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Bank of the West				First Hawaiian Bank

					Retail			Financial
	Regional	Commercial	Consumer		Banking		Commercial	Management		Other	Reconciling	Consolidated
(in millions)	Banking	Banking	Finance	Other	Group	Consumer	Banking	Group	Other	BancWest	Items	Totals

Year ended December 31, 2002:
Net interest income	$499	$274	$183	$32	$244	$64	$6	$—	$17	$(125)	$—	$1,194
Provision for credit losses	15	15	45	—	9	10	—	—	1	—	—	95
Provision for income taxes	91	78	37	3	55	18	7	1	(4)	(52)	—	234
Net income	137	116	56	4	89	29	16	2	(11)	(77)	—	361
Segment assets (year end)	7,396	7,844	7,429	3,381	3,269	1,474	1,058	14	3,354	7,478	(7,948)	34,749
Goodwill	1,215	707	308	—	650	216	118	10	—	5	—	3,229

Year ended December 31, 2001:
Net interest income	$264	$95	$135	$8	$239	$58	$4	$1	$28	$(15)	$—	$817
Provision for credit losses	23	7	42	—	8	8	1	—	14	—	—	103
Provision for income taxes	34	28	22	20	47	14	6	3	4	(6)	—	172
Net income	45	38	29	28	80	23	14	5	3	(10)	—	255
Segment assets (year end)	2,914	3,072	5,514	1,912	3,538	1,339	839	15	2,951	4,759	(5,206)	21,647
Goodwill	422	210	263	—	650	216	118	10	—	173	—	2,062

Year ended December 31, 2000:
Net interest income	$238	$81	$102	$2	$231	$51	$14	$1	$32	$(5)	$—	$747
Provision for credit losses	9	4	23	2	9	6	7	—	—	—	—	60
Provision for income taxes	41	25	20	(1)	46	12	7	5	1	(4)	—	152
Net income	53	33	26	(2)	72	19	14	7	—	(6)	—	216
Segment assets (year end)	2,496	2,635	4,304	1,724	2,981	1,177	796	8	2,490	3,215	(3,369)	18,457
Goodwill	248	124	155	—	—	—	—	—	72	—	—	599

BancWest Corporation and Subsidiaries  65

Notes to Consolidated Financial Statements (continued)

The “Other BancWest” category in the table above consists primarily of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc.), BancWest Capital I and First Hawaiian Capital I.

     The Company also identifies business units based on the products or services offered and the channels through which the products or services are delivered. In addition to the operating segment information, the table below presents selected Company-wide information regarding business units for the respective periods indicated:

				Reconciling	Consolidated
(in millions)	Wholesale	Retail	Other	Items	Totals

Interest income:
Company:
Year ended Dec. 31, 2002	$542	$958	$213	$(53)	$1,660
Dec. 20, 2001 through Dec. 31, 2001	$12	$26	$7	$(4)	$41
Predecessor:
Jan. 1, 2001 through Dec. 19, 2001	356	775	198	(46)	1,283
Year ended December 31, 2000	397	750	188	(25)	1,310

     Wholesale banking primarily provides commercial, financial and agricultural, small business and commercial and construction real estate loans. It also includes equipment lease financing. Retail banking is primarily composed of consumer and residential real estate loans, credit card services and automobile leases. The “other” category is composed primarily of interest income from investments.

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

     We identify international activities on the basis of the domicile of the customer.

     The table below presents information about the Company’s foreign, domestic and consolidated operations as of or for the years ended December 31:

(in thousands)	Foreign	Domestic	Consolidated

Company:
2002:
Total revenue	$20,446	$1,971,640	$1,992,086
Income before income taxes	8,490	586,836	595,326
Net income	5,155	356,177	361,332
Total assets	435,320	34,313,947	34,749,267

For the period from December 20 through December 31
Total revenue	$1,324	$46,391	$47,715
Income before income taxes	260	12,749	13,009
Net income	189	8,113	8,302
Total assets at December 31	535,950	21,110,564	21,646,514
Predecessor:
For the period from January 1 through December 19
Total revenue	43,949	1,540,383	1,584,332
Income before income taxes	8,805	404,302	413,107
Net income	5,623	240,879	246,502

2000:
Total revenue	$47,747	$1,478,185	$1,525,932
Income before income taxes	6,674	361,947	368,621
Net income	4,271	212,123	216,394
Total assets	389,589	18,067,477	18,457,066

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

	2002	2001	2000

Average foreign assets to average total assets	1.71%	2.75%	2.93%
Average foreign liabilities to average total liabilities	2.48	1.67	1.79

66  BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21. Lease Commitments

     At December 31, 2002, we had the following future minimum lease payments (by year and in the aggregate) under noncancelable operating leases having initial or remaining terms in excess of one year:

		Less	Net
	Operating	Sublease	Operating
(in thousands)	Leases	Income	Leases

2003	$61,845	$11,929	$49,916
2004	60,323	10,924	49,399
2005	41,999	10,603	31,396
2006	25,127	8,532	16,595
2007	20,063	660	19,403
2008 and thereafter	101,766	1,175	100,591

Total	$311,123	$43,823	$267,300

     These leases of premises and equipment extend for varying periods up to 39 years. Some of them may be renewed for periods ranging from one to 39 years. Under the premises’ leases, we are also required to pay real property taxes, insurance and maintenance.

     In most cases, leases for premises provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. The renegotiated annual rent is usually not less than the annual amount paid in the previous period. Where future commitments are subject to appraisals, the minimum annual rental commitments are based on the latest annual rents.

     In 2001, as part of the application of purchase accounting for the BNP Paribas Merger, a liability of $15.3 million was recorded as a fair value adjustment and will be amortized on a straight-line basis over the life of the related lease.

Rental expense for the years indicated was: 2002: $64.0 million 2001: $46.6 million 2000: $45.9 million

     In December 1993, the Company entered into a noncancelable agreement to lease its administrative headquarters building on land owned in fee simple by the Company. (Construction of the building was completed in September 1996.) Also in December 1993, the Company entered into a ground lease of the land to the lessor of the building.

     Rent obligation for the building commenced on December 1, 1996 and will expire on December 1, 2003 (the “Primary Term”). We are obligated to pay all taxes, insurance, maintenance and other operating costs associated with the building during the Primary Term. As of December 31, 2002, the Company has executed certain noncancelable subleases with third parties. These amounts are included in sublease income in the above table.

     At the end of the Primary Term, the Company may decide whether to: (1) extend the lease term at rents based on the lessor’s cost of funds at the time of renewal; (2) purchase the building for an amount approximately equal to that expended by the lessor to construct the building; or (3) arrange for the sale of the building to a third party on behalf of the lessor. If we choose option (3), we must pay to the lessor any shortfall between the sales proceeds and the lessor’s investment in the building, such payment not to exceed $162 million. This lease is accounted for as an operating lease.

22. Commitments and Contingent Liabilities

     Off-balance-sheet commitments were as follows at December 31 for the years indicated:

	2002	2001

	Notional/	Notional/
	Contract	Contract
(in thousands)	Amount	Amount

Contractual Amounts Which Represent Credit Risk:
Commitments to extend credit	$7,587,357	$5,420,200
Standby letters of credit	631,490	315,775
Commercial letters of credit	87,808	9,461
Contractual Amounts Where Credit Risk is Less Than Contractual Amount:
Commitments to purchase foreign currencies	222,899	43,862
Commitments to sell foreign currencies	218,150	40,114

Facilities Management Agreement

     In August 1999, the Company signed a six-year facilities management agreement in connection with the consolidation of its three data centers. At December 31, 2002, the Company had the following future minimum payments under this noncancelable agreement:

(in thousands)	Minimum Payments

2003	$16,934
2004	16,934
2005	11,289

Total	$45,157

     Expenses under this facilities management agreement for the years ended December 31, 2002, 2001 and 2000 were approximately $21.6 million, $20.4 million and $18.2 million, respectively.

Litigation

     In the course of normal business, the Company is subject to numerous pending and threatened lawsuits, some of which seek substantial relief or damages. While the Company is not able to predict whether the outcome of such actions will materially affect our results of opera-

BancWest Corporation and Subsidiaries  67

Notes to Consolidated Financial Statements (continued)

tion for a particular period, based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

23. Fair Value of Financial Instruments

     The following table presents a summary of the book and fair value of the Company’s financial instruments, excluding leases, at December 31 for the years indicated:

	2002

(in thousands)	Book Value	Fair Value

Financial Assets:
Cash and due from banks	$1,761,261	$1,761,261
Interest-bearing deposits in other banks	2,098	6,963
Federal funds sold and securities purchased under agreements to resell	430,056	430,056
Investment securities (note 5):
Available-for-sale	3,941,040	3,941,040
Loans	21,840,631	21,984,471
Customers’ acceptance liability	25,945	25,945
Other financial assets	143,565	143,565

Financial Liabilities:
Deposits	$24,557,479	$24,605,379
Short-term borrowings	1,524,750	1,524,750
Acceptances outstanding	25,945	25,945
Long-term debt	3,376,947	3,579,829
Guaranteed preferred beneficial interests in junior subordinated debentures	259,191	267,010
Other financial liabilities	44,476	44,476

	2001

(in thousands)	Book Value	Fair Value

Financial Assets:
Cash and due from banks	$737,262	$737,262
Interest-bearing deposits in other banks	109,935	110,022
Federal funds sold and securities purchased under agreements to resell	233,000	233,000
Investment securities (note 5):
Available-for-sale	2,542,173	2,542,173
Loans	12,930,926	12,804,649
Customers’ acceptance liability	1,498	1,498
Other financial assets	1,963	1,963

Financial Liabilities:
Deposits	$15,334,051	$15,344,410
Short-term borrowings	954,320	954,320
Acceptances outstanding	1,498	1,498
Long-term debt	2,197,954	2,199,261
Guaranteed preferred beneficial interests in junior subordinated debentures	265,130	264,140
Other financial liabilities	7,600	7,600

     The following table presents a summary of the fair value of the Company’s off-balance-sheet financial instruments, excluding leases, (Note 22) at December 31, 2002 and 2001:

(in thousands)	2002	2001

Commitments to extend credit	$20,316	$17,415
Standby letters of credit	4,050	1,725
Commercial letters of credit	538	78
Commitments to purchase foreign currencies	6,838	(420)
Commitments to sell foreign currencies	(6,786)	347

24. BancWest Corporation (Parent Company Only) Financial Statements

     In the financial statements presented below, the investment in subsidiaries is accounted for under the equity method.

Balance Sheets

(in thousands, except number of shares and per share data)	December 31,

	2002	2001

Assets:
Cash on deposit with First Hawaiian	$102	$184
Loans, net of allowance for credit losses of $120 in 2002 and 2001	2,105	2,626
Available-for-sale investment securities	22,073	—
Securities purchased from First Hawaiian	—	99,061
Investment in subsidiaries:
Bank of the West	4,540,055	1,824,165
First Hawaiian	1,757,919	1,649,383
Other subsidiaries	22,311	20,646
Due from:
Bank of the West	399,105	312,291
First Hawaiian	366,685	312,932
Other subsidiaries	38,036	38,453
Goodwill	5,206	172,682
Other assets	3,343	4,491

Total assets	$7,156,940	$4,436,914

Liabilities and Stockholder’s Equity:
Current and deferred income taxes	$602,697	$452,850
Due to subsidiaries	270,189	272,862
Other liabilities	16,572	109,282
Long-term debt (note 11)	2,400,000	1,600,000

Total liabilities	3,289,458	2,434,994

Commitments and contingent liabilities (notes 15, 21 and 22)
Stockholder’s equity:
Class A common stock, par value $.01 per share in 2002 and 2001 (note 2)
Authorized—150,000,000 shares in 2002 and 2001
Issued—85,759,123 shares in 2002 and 56,074,874 shares in 2001	858	561
Surplus	3,419,927	1,985,275
Retained earnings (note 14)	369,634	8,302
Accumulated other comprehensive income, net (note 12)	77,063	7,782

Total stockholder’s equity	3,867,482	2,001,920

Total liabilities and stockholder’s equity	$7,156,940	$4,436,914

68  BancWest Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Statements of Income

	Company		Predecessor

	Year ended	Dec. 20, 2001	Jan. 1, 2001	Year ended
	Dec. 31,	through	through	Dec. 31,
(in thousands)	2002	Dec. 31, 2001	Dec. 19, 2001	2000

Income:
Dividends from Bank of the West	$57,281	$—	$54,756	$41,140
First Hawaiian	28,072	—	77,444	147,384
Other subsidiaries	698	—	1,991	1,558
Interest and fees from:
Bank of the West	8,087	261	7,826	8,087
First Hawaiian	4,688	217	5,064	6,066
Other subsidiaries	—	—	—	37
Other interest and dividends	699	6	673	527

Total income	99,525	484	147,754	204,799

Expense:
Interest expense:
Short-term borrowings	11,625	—	160	360
Long-term debt	129,627	4,243	28,385	20,749
Salaries and benefits	246	—	—	—
Professional services	63	—	249	147
Other	3,934	65	3,353	5,120

Total expense	145,495	4,308	32,147	26,376

Income (loss) before income tax benefit and equity in undistributed income (loss) of subsidiaries	(45,970)	(3,824)	115,607	178,423
Income tax benefit	52,918	1,516	7,253	4,487

Income (loss) before equity in undistributed income (loss) of subsidiaries	6,948	(2,308)	122,860	182,910
Equity in undistributed income (loss) of subsidiaries:
Bank of the West	255,633	6,168	79,497	68,959
First Hawaiian	97,087	4,377	43,202	(35,035)
Other subsidiaries	1,664	65	943	(440)

Net income	$361,332	$8,302	$246,502	$216,394

BancWest Corporation and Subsidiaries  69

Notes to Consolidated Financial Statements (continued)

Statements of Cash Flows

	Company		Predecessor

	Year ended	Dec. 20, 2001	Jan. 1, 2001	Year ended
	Dec. 31,	through	through	Dec. 31,
(in thousands)	2002	Dec. 31, 2001	Dec. 19, 2001	2000

Cash flows from operating activities:
Net income	$361,332	$8,302	$246,502	$216,394
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(348,402)	(10,610)	(123,642)	(33,484)
Cash paid for BNP Paribas cancellation of stock options	(83,347)	—	—	—
Other	(3,379)	2,221	134	(5,795)

Net cash provided by (used in) operating activities	(73,796)	(87)	122,994	177,115

Cash flows from investing activities:
Net change in:
Securities sold under agreements to repurchase	—	(83,400)	4	689
Loans repaid by directors and executive officers	50	1	1,249	463
Repayments from (advances to) subsidiaries	—	—	(25,015)	6,000
Investment in Bank of the West	(2,402,978)	—	—	(150,000)
Proceeds from available-for-sale investment securities	76,988	—	300	—
Investment in BancWest Capital I	—	—	—	(4,639)

Net cash used in investing activities	(2,325,940)	(83,399)	(23,462)	(147,487)

Cash flows from financing activities:
Cash received from BNP Paribas for cancellation of stock options	—	83,347	—	—
Net increase (decrease) in short-term borrowings	—	—	(5,477)	2,877
Proceeds from (payments on) long-term debt and junior subordinated debentures	1,600,000	—	—	154,639
Payment on long-term debt	(802,771)	—	—	(100,000)
Cash dividends paid	—	—	(99,772)	(84,731)
Proceeds from (payment on) issuance of common stock	1,600,000	—	(31)	585
Discounted share purchase plan	2,425	—	—	—
Issuance (purchase) of treasury stock, net	—	—	3,390	(4,056)
Income tax benefit from stock-based compensation	—	—	2,435	1,097

Net cash provided by (used in) financing activities	2,399,654	83,347	(99,455)	(29,589)

Net increase (decrease) in cash	(82)	(139)	77	39
Cash at beginning of period	184	323	246	207

Cash at end of period	$102	$184	$323	$246

Supplemental disclosures:
Interest paid	$34,568	$237	$29,167	$34,914
Income taxes refunded	$65,600	$184	$6,766	$5,186

70  BancWest Corporation and Subsidiaries

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

     Cash earnings: Earnings before restructuring, merger-related and nonrecurring items and amortization of goodwill and core deposit intangible.

     Collateral: An asset or property pledged to secure the payment of a debt or performance of an obligation.

     Core earnings: Earnings before restructuring, merger-related and nonrecurring items.

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

BancWest Corporation and Subsidiaries 71

Part II (continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers

Directors

     Set forth below are the ages, principal occupations, and certain other information regarding the current directors of BancWest Corporation (the “Corporation”).

     Jacques Ardant, 50, has been a director of the Corporation since November 1998 and a director of Bank of the West since September 1998. He has been a member of the Executive Committee of International Retail Banking, BNP Paribas since September 1999, and Director for International Banking and Finance, North America Area, of BNP Paribas or Banque Nationale de Paris, the predecessor entity to BNP Paribas (“BNP”), since April 1997. He was Deputy General Manager of BNP Greece from 1994 to April 1997. He was Secretary Generale of BNP Italy from 1989 to 1994. He has been with BNP Paribas or BNP since 1978.

     Gérard A. Denot, 56, has been a director and Vice Chairman of the Corporation since April 2002, and Bank of the West’s Vice Chairman, Commercial Banking Group, since March 2002. He was Bank of the West’s Chief Inspector from October 2001 to January 2002, and its Senior Executive Vice President, Commercial Banking Group, from January 2002 to March 2002. Mr. Denot was Head of Projects – Development for BNP Paribas International Retail Banking from June 2000 to October 2001, and General Manager of BNP Italy from December 1997 to June 2000.

     W. Allen Doane, 55, has been a director of the Corporation since April 2002, and a director of First Hawaiian Bank since 1999. Since 1998, Mr. Doane has been the President and Chief Executive Officer of Alexander & Baldwin, Inc. (“A&B”), a diversified ocean transportation, property development and management, and food products company. Mr. Doane has been Chairman of the Board of A&B’s subsidiary, Matson Navigation Company, Inc., since July 2002. He was Executive Vice President of A&B from August 1998 to October 1998; Chief Executive Officer of A&B’s subsidiary, A&B-Hawaii, Inc. (“ABHI”), from January 1997 to December 1999; and President of ABHI from April 1995 to December 1999.

     Walter A. Dods, Jr., 61, has been a director of the Corporation since 1983, a director of First Hawaiian Bank since 1979, and a director of Bank of the West since November 1998. He has been Chairman of the Board and Chief Executive Officer of the Corporation and First Hawaiian Bank since September 1989 and Vice Chairman of the Board of Bank of the West since November 1998. He was President of the Corporation from March 1989 to March 1991. He was President of First Hawaiian Bank from November 1984 to October 1989. He was an Executive Vice President of the Corporation from 1982 to 1989. He has been with First Hawaiian Bank since 1968. He is a trustee of the Estate of S.M. Damon and a director of Alexander & Baldwin, Inc.

     Dr. Julia Ann Frohlich, 62, has been a director of the Corporation since 1992 and a director of First Hawaiian Bank since August 1991. She was a director of First Hawaiian Creditcorp, Inc. from 1990 to June 1998 and was a director of FHL Lease Holding Company, Inc. from 1990 to June 1997. She was President of the Blood Bank of Hawaii from 1985 to 2000, and is now its President Emeritus.

     Robert A. Fuhrman, 78, has been a director of the Corporation since November 1998 and a director of Bank of the West since August 1981. He has been Chairman of the Board of Directors of Bank of the West since April 1991. He is the retired Vice Chairman, President and Chief Operating Officer of Lockheed Corporation.

     Paul Mullin Ganley, 63, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1986. He is a trustee of the Estate of S.M. Damon and a partner in the law firm of Carlsmith Ball, Honolulu, Hawaii.

     David M. Haig, 51, has been a director of the Corporation since 1989 and a director of First Hawaiian Bank since 1983. Mr. Haig is a beneficiary and, since 1982, has been a trustee of the Estate of S.M. Damon. He has served as Chairman of the Estate of S.M. Damon since 1993.

     John A. Hoag, 70, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since October 1989. He was President of the Corporation from 1991 until April 1995 and was an Executive Vice President of the Corporation from 1982 to 1991. From 1989 until June 1994, Mr. Hoag was President of First Hawaiian Bank. From that date until his retirement in June 1995, he was Vice Chairman of First Hawaiian Bank. Mr. Hoag is Chairman of the Board of Hawaii Reserves, Inc., a land management corporation that is a subsidiary of Deseret Management Corporation.

72  BancWest Corporation and Subsidiaries

Part III (continued)

     Bert T. Kobayashi, Jr., 63, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1974. He is a principal of the law firm of Kobayashi, Sugita & Goda, Honolulu, Hawaii. He served as a director of Schuler Homes, Inc. from 1992 until that company’s merger with Western Pacific Housing in April 2001.

     Michel Larrouilh, 67, has been a director of the Corporation since November 1998, and served as a director of Bank of the West from 1984 to 2002. He was Chief Executive Officer of Bank of the West from February 1984 to December 1995. He was Chairman and Chief Executive Officer of Bank of the West’s holding company from January 1996 to December 1997. He was Chairman and Advisor to the Chief Executive Officer of Bank of the West’s holding company from January 1998 to October 1998.

     Pierre Mariani, 46, has been a director of the Corporation and of Bank of the West since December 1999. Mr. Mariani is Executive Vice President, International Retail Banking, of BNP Paribas. He served as Senior Advisor and Chief of Staff of the Minister of Budget and Government Spokesman from 1993 to 1995; Chief Executive Officer and director of Societe D’investissements Immobiliers Et De Gestion (SEFIMEG), a major French property company, from 1995 to 1996; and Chief Executive Officer and director of BANEXI, the investment bank of BNP, from 1996 to 1999.

     Fujio Matsuda, 78, has been a director of the Corporation since 1987 and a director of First Hawaiian Bank since 1985. He is a director and Chairman of the Pacific International Center for High Technology Research, and also served as Chairman from 1996-2001. He was President of the Japan-America Institute of Management Science from September 1994 to June 1996. He was Executive Director of the Research Corporation of the University of Hawaii from 1984 until 1994, and he was the President of the University of Hawaii from 1974 to 1984.

     Don J. McGrath, 54, has been a director of the Corporation since November 1998, a director of Bank of the West since July 1989, and a director of First Hawaiian Bank since November 1998. He has been President and Chief Operating Officer of the Corporation since November 1998, and President and Chief Executive Officer of Bank of the West since January 1996. He is Vice Chairman of the Board of First Hawaiian Bank and has served in that or similar capacities since November 1998. He was President and Chief Operating Officer of Bank of the West from 1991 to 1996. He has been with Bank of the West since 1975. Mr. McGrath has been a public member of the Pacific Stock Exchange Board of Governors since January 2001.

     Rodney R. Peck, 57, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1990. He is a Senior Partner with the law firm of Pillsbury Winthrop LLP, San Francisco, California.

     Edouard A. Sautter, 66, has been a director of BancWest and Bank of the West since 2001. He was the head of Group Risk Management and a member of the Management Committee of BNP, or BNP Paribas, from October 1994 until his retirement in July 2000. From 1989 until 1994 he served as an Executive Vice President in charge of the Industry Research Department of BNP. He joined BNP in 1967.

     John K. Tsui, 65, has been a director of the Corporation since July 1995 and a director of First Hawaiian Bank since July 1994. From November 1998 until December 2002, he was Vice Chairman and Chief Credit Officer of the Corporation. He was President of the Corporation from April 1995 through October 1998. He served as President and Chief Operating Officer of First Hawaiian Bank from July 1994 until December 2002. He was Executive Vice President of Bancorp Hawaii, Inc. (now known as Bank of Hawaii Corp.) from 1986 to June 1994 and Vice Chairman of Bank of Hawaii from 1984 to June 1994.

     Jacques Henri Wahl, 71, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1982. He served as Senior Adviser to the Chief Executive Officer of BNP Paribas, and of BNP, from January 1997 until his retirement in February 2001. He was a member of the Managing Committee of the BNP Group, and a director of BNP, from January 1997 until May 2000. He served as Vice Chairman of BNP and Chairman of Banque Nationale de Paris Intercontinentale from 1993 to 1996. He was President and Chief Operating Officer of BNP from 1982 to 1993.

     Robert C. Wo, 78, was a director of the Corporation from 1974 to 1989 and again since 1992 and has been a director of First Hawaiian Bank since 1963. He has been President and Secretary of BJ Management Corporation, a management consulting company, since 1979. He has been Chairman of C.S. Wo & Sons, Ltd., a manufacturer and retailer of home furnishings, since 1973.

BancWest Corporation and Subsidiaries  73

Part III (continued)

Compensation of Directors

     The Corporation pays retainers of $5,000 per quarter to directors who are not employees of the Corporation or its subsidiaries. It pays non-employee directors $1,200 for each board meeting attended and $1,200 for each committee meeting attended ($2,000 for committee chairs), and reimburses transportation and lodging expenses. The Corporation does not pay board or committee fees or retainers to directors who are employees of the Corporation or its subsidiaries.

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

Executive Officers

     Set forth below are the Corporation’s executive officers as of April 1, 2003, together with their ages and positions with the Corporation.

Name, Age	Positions and Offices With the Corporation

Walter A. Dods, Jr., 61	Please see “Directors.”
Don J. McGrath, 54	Please see “Directors.”
Gérard A. Denot, 56	Please see “Directors.”

Douglas C. Grigsby, 50	Chief Financial Officer of the Corporation since August 2002; Executive Vice President and Treasurer of the Corporation since November 1998; Chief Financial Officer of Bank of the West since 1989. Mr. Grigsby joined Bank of the West in 1977.

Donald G. Horner, 52	Executive Vice President of the Corporation since 1989; director of First Hawaiian Bank since May 2002; President and Chief Operating Officer of First Hawaiian Bank since January 2003; Vice Chairman of First Hawaiian Bank from 1994 to 2002; Executive Vice President of First Hawaiian Bank from 1993 to 1994. Mr. Horner has been with First Hawaiian Bank since 1978.

Bernard Brasseur, 64	Executive Vice President and Risk Manager of the Corporation, and Vice Chairman of First Hawaiian Bank, from 1998-2002 and since 2003; Risk Manager of Bank of the West since 1983. Mr. Brasseur joined BNP in 1966, and Bank of the West in 1977.

74  BancWest Corporation and Subsidiaries

Part III (continued)

Item 11. Executive Compensation

Summary Compensation Table

					Long-Term Compensation

	Annual Compensation(1)				Awards		Payouts

Name				Other
and				Annual	Restricted	Securities		All Other
Principal				Compen-	Stock	Underlying	LTIP	Compen-
Position	Year	Salary	Bonus(2)	sation(3)	Awards	Options	Payouts(4)	sation(5)

Walter A. Dods, Jr.	2002	$1,073,338	$865,539	$188,138	—	—	$2,991,106	$133,268
Chairman, Chief	2001	$1,022,225	$772,802	$135,825	—	158,600	$931,361	$227,469
Executive Officer	2000	$973,548	$637,868	—	—	203,914	—	$154,407
and Director
Don J. McGrath	2002	$846,692	$642,020	$57,255	—	—	$1,942,733	$66,780
President, Chief	2001	$791,690	$560,017	$889	—	98,488	$576,174	$77,272
Operating Officer	2000	$733,346	$450,014	$2,077	—	128,929	$—	$78,842
and Director
John K. Tsui(6)	2002	$703,998	$319,333	$45,557	—	—	$1,456,453	$2,736,343
Vice Chairman,	2001	$670,474	$304,127	$5,640	—	65,016	$366,994	$179,956
Chief Credit	2000	$638,555	$289,645	$4,934	—	101,331	$—	$186,474
Officer and Director
Donald G. Horner	2002	$398,111	$248,875	$28,413	—	—	$545,814	$74,343
Executive Vice	2001	$373,183	$188,084	$16,006	—	28,950	$151,568	$74,789
President	2000	$355,356	$179,128	$9,933	—	45,072	$—	$88,386
Douglas C. Grigsby	2002	$352,600	$187,872	$7,537	—	—	$467,679	$30,440
Executive Vice
President, Chief
Financial Officer and
Treasurer

Notes to Summary Compensation Table:

Note (1)	Includes amounts earned but deferred under the Corporation’s Deferred Compensation Plan (the “DCP”).

Note (2)	Bonuses are reported for the year in which earned, even if paid in the following year, under the Corporation’s Incentive Plan for Key Executives (“IPKE”). Mr. Tsui’s 2002 amount is a pro rata IPKE amount that became payable under a termination protection agreement.

Note (3)	The 2002 amounts shown for Mr. Tsui, Mr. Horner and Mr. Grigsby are above-market interest accruals under the DCP. The 2002 amount for Mr. Dods consists of $47,436 in DCP accruals plus the aggregate incremental cost of perquisites and personal benefits (comprised primarily of $72,000 for a San Francisco residence and $41,396 for related income taxes). The 2002 amount for Mr. McGrath consists of $5,506 in DCP accruals plus the aggregate incremental cost of perquisites and personal benefits (comprised primarily of a $24,775 mortgage interest subsidy and a $17,330 auto allowance). The annual incremental cost of perquisites and personal benefits for each other named executive officer was less than $50,000.

Note (4)	LTIP payouts are reported for the year payment is made, not the years for which payments are earned. Because all LTIP participants employed by the Corporation at the time of the BNP Paribas Merger became entitled to receive their maximum LTIP awards for all open performance cycles, LTIP payouts shown for 2002 include the maximum LTIP awards for the 1999-2001, 2000-2002 and 2001-2003 performance cycles, all of which were paid in January 2002. Mr. Tsui’s 2002 LTIP amount also includes a pro rata award that became payable under a termination protection agreement.

BancWest Corporation and Subsidiaries  75

Part III (continued)

Note (5)	Includes (i) premiums for life insurance, including “gross-up” for income taxes; (ii) amounts related to split-dollar insurance agreements as discussed below; (iii) 401(k) matching contributions, if any, made on the executive’s behalf; and (iv) payments made or accrued upon termination (other than pro rata bonuses and LTIP payouts included in other columns) pursuant to a termination protection agreement. Details of All Other Compensation received by the named executive officers for 2002 are as follows:

		Split-Dollar Insurance
				Profit	Certain
	Life	Term	Interest	Sharing Plan	Termination
Name	Insurance	Element	Element	Contributions	Payments	Total

Dods	$32,395	$7,295	$93,578	—	—	$133,268
McGrath	—	$5,251	$56,279	$5,250	—	$66,780
Tsui	—	—	—	—	$2,736,343	$2,736,343
Horner	—	$1,866	$72,477	—	—	$74,343
Grigsby	—	$1,772	$23,418	$5,250	—	$30,440

The Corporation has split-dollar insurance agreements with the named executive officers, as well as certain other senior officers. Under each agreement, the Corporation pays all premiums for a policy on the life of the executive. The executive is entitled to a portion of the death benefit equal to three times salary, and the Corporation is entitled to the remainder. If the executive remains employed by the Corporation, the policy splits (typically at age 65) and the executive retains a policy with a death benefit equal to three times final salary, and a portion of the accumulated cash values. The policies are designed so that the Corporation will recover all premiums previously paid plus an interest factor from its share of death benefits or cash values. The amounts under “Split-Dollar Insurance – Term Element” represent the portion of the premiums paid by the Corporation in 2002 that correspond to the insurer’s lowest term insurance rate for the relevant death benefit, plus related gross-ups for income taxes. The amounts under “Split-Dollar Insurance – Interest Element” represent the present values of hypothetical interest-free loans of the non-term elements of premiums paid by the Corporation in 2002. This methodology was also used to calculate the split-dollar elements of 2000 and 2001 amounts shown under “All Other Compensation.” In the case of Mr. Tsui’s policy, there were no such elements in 2002 because the 2002 premium was paid from policy dividends and/or cash values. The Corporation also has a $1,000,000 whole life insurance policy on the life of Mr. Dods. The premium and related gross-up for income taxes on this policy are included under “Life Insurance.” The death benefit under this policy is deducted from the death benefit under Mr. Dods’ split-dollar policy.

Note (6)	Executive officer until December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities	Value of In-the-Money
	Shares Acquired		Underlying Options	Options at
	on Exercise	Value Realized	at December 31, 2002	December 31, 2002
Name	(#)	($)(1)	(#)	($)

Dods	0	$16,182,439	0	$0
McGrath	0	$5,734,275	0	$0
Tsui	0	$8,193,654	0	$0
Horner	0	$3,303,597	0	$0
Grigsby	0	$1,854,997	0	$0

Note (1)	Represents amounts paid in January 2002 in settlement of all outstanding options, due to the BNP Paribas Merger.

Long-Term Incentive Plans—Awards in Last Fiscal Year

     The Executive Compensation Committee established target awards for the 2002-2004 LTIP performance cycle that ranged from 10% to 50% of participants’ average annual base salaries, and adopted an award matrix based on two measures of corporate performance – Return on Average Notional Equity (“RONE”) and an Efficiency Ratio (“ER”).

76  BancWest Corporation and Subsidiaries

Part III (continued)

Target awards will be multiplied by a corporate performance factor of 0% to 200% established after the performance period is complete by applying the Corporation’s RONE and ER to an array of percentages shown on an award matrix. One axis of that matrix sets forth RONE values ranging from 38% to 46%, and the other axis sets forth ER percentages of 56.5% to 46.5%. The matrix provides a corporate performance factor of 0% if RONE is less than 38% or the ER is greater than 56.5%; a 100% corporate performance factor if (among other combinations) RONE is 42% and the ER is 51.5%; and the maximum corporate performance factor of 200% if RONE reaches at least 46% and the ER is 46.5% or better.

     In accordance with SEC rules, the following table shows threshold, target and maximum awards levels of the named executive officers for the 2002-2004 LTIP performance cycle.

	Number of Shares, Units or Other Rights	Performance or Other Period until Maturation or Payout(1)	Estimated Future Payouts
				under Non-Stock Price-Based Plans(2)

Name			Threshold	Target	Maximum

Dods	None	12/31/2004	None	$548,175	$1,096,351
McGrath	None	12/31/2004	None	$385,979	$771,959
Tsui	None	N/A	N/A	N/A	N/A
Horner	None	12/31/2004	None	$154,653	$309,307
Grigsby	None	12/31/2004	None	$97,106	$194,212

Note (1)	Performance period began on January 1, 2002.

Note (2)	Target and Maximum payouts correspond to corporate performance factors of 100% and 200%.

Defined Benefit Pension and Supplemental Executive Retirement Plans

     The Corporation has an Employees’ Retirement Plan (the “ERP”) for employees of the Corporation and participating subsidiaries. Under the ERP, covered compensation includes salary, including overtime, but excludes bonuses. Pension compensation is also limited to the maximum allowable under the Internal Revenue Code. Retirement benefits become payable effective upon an employee’s retirement at the normal retirement age of 65 years. Normal retirement benefits payable under the ERP are based on average compensation and years of credited service. Under specified circumstances, an employee who has attained a certain age and length of service may retire early with reduced benefits. The ERP was “frozen” as of December 31, 1995 and none of the executive officers named in the Summary Compensation Table accrued such benefits under the ERP for service after December 31, 1995.

     Effective as of January 1, 1999, assets attributable to certain Bank of the West employees in the BNP U.S. Retirement Plan (the “BNP Plan”) were merged into the ERP, and the ERP was amended to provide eligible Bank of the West employees (including Mr. McGrath and Mr. Grigsby) with accrual of benefits comparable to those provided under the BNP Plan. Benefits accrue based upon an employee’s years of service and compensation over his/her years of employment.

     In connection with the November 1998 merger of BancWest Corporation and First Hawaiian, Inc., the Corporation’s Supplemental Executive Retirement Plan (the “SERP”) was amended to provide that certain Bank of the West employees, including Mr. McGrath and Mr. Grigsby, would be entitled to a minimum benefit equal to the minimum benefit under the terminated Bank of the West Excess Benefit Plan. To be eligible for such minimum benefit, the employee must have completed at least 20 years of service and attained at least age 55 at retirement. The minimum benefit will be 50% of his base salary at the annual rate in effect on the date he retires from service (“final pay”) if he is at least age 60 at retirement and 30% of his final pay if he is at least age 55 but less than 60 at retirement. Mr. McGrath is currently age 54 with 27 years of service and Mr. Grigsby is age 50 with 26 years of service.

     The Corporation maintains a grandfathered pension portion of the SERP under which eligible executive officers (including Mr. Dods, Mr. Tsui and Mr. Horner) will receive benefits based on the ERP formula. In determining grandfathered pension benefits under the SERP, the participant’s covered compensation includes base pay, commissions, overtime, short-term incentive pay, and the annual cash bonus earned under IPKE; a participant’s covered compensation does not include any LTIP bonus. The grandfathered pension benefit payable under the SERP is reduced by the participant’s “frozen” accrued benefit under the ERP.

BancWest Corporation and Subsidiaries  77

Part III (continued)

     The following table illustrates the estimated annual pension benefits payable under the grandfathered pension portion of the SERP to eligible executive officers at age 65. Whether these amounts become payable depends on the contingencies and conditions set forth in the ERP and the SERP.

	Years of Service(2)
Final Average
Compensation(1)	15	20	25	30	35	40

$200,000	50,082	66,777	83,471	100,165	116,859	133,553
300,000	76,332	101,777	127,221	152,665	178,109	203,553
400,000	102,582	136,777	170,971	205,165	239,359	273,553
500,000	128,832	171,777	214,721	257,665	300,609	343,553
600,000	155,082	206,777	258,471	310,165	361,859	413,553
700,000	181,332	241,777	302,221	362,665	423,109	483,553
800,000	207,582	276,777	345,971	415,165	484,359	553,553
900,000	233,832	311,777	389,721	467,665	545,609	623,553
1,000,000	260,082	346,777	433,471	520,165	606,859	693,553
1,100,000	286,332	381,777	477,221	572,665	668,109	763,553
1,200,000	312,582	416,777	520,971	625,165	729,359	833,553
1,300,000	338,832	451,777	564,721	677,665	790,609	903,553
1,400,000	365,082	486,777	608,471	730,165	851,859	973,553
1,500,000	391,332	521,777	652,221	782,665	913,109	1,043,553
1,600,000	417,582	556,777	695,971	835,165	974,359	1,113,553
1,700,000	443,832	591,777	739,721	887,665	1,035,609	1,183,553

Notes to Defined Benefit Pension Plans Table:

Note (1)	Final average compensation represents the average annual compensation during the highest 60 consecutive calendar months in the last 120 calendar months of creditable service. Compensation for the purpose of this table includes base salary plus the value of awards under the IPKE as shown on the Summary Compensation Table (but not bonuses under the LTIP). The amount of the IPKE bonus included in compensation for any year for purposes of the SERP is the amount earned for the performance year, though not paid until the following year. The estimated annual benefits are computed on the basis of a straight-life annuity form of payment with no social security offset.

Note (2)	As of December 31, 2002, the number of years of creditable service for the named executive officers who participate in the grandfathered pension portion of the SERP were: Mr. Dods, 34 years; Mr. Tsui, 21 years (nine years actual service plus ten years added by the Executive Compensation Committee when Mr. Tsui was hired and two years pursuant to a termination protection agreement); and Mr. Horner, 24 years.

     SERP participants receive (i) benefits calculated under the grandfathered SERP provisions, if applicable, and (ii) benefits derived from a target percentage of their qualifying compensation (but only to the extent those benefits exceed offsets for grandfathered SERP benefits and for benefits under various other programs). The named executive officers’ maximum target percentage is 60% of qualifying compensation. Subject to the amendment discussed below, qualifying compensation for this purpose is the average annual rate of compensation (salary plus annual bonuses under the Incentive Plan for Key Executives) for the 60 consecutive calendar months out of the last 120 calendar months of employment that results in the highest such average. To qualify for a 60% target, the named executive officers must retire on or after their 62nd birthdays with 20 years of credited service. If they retire before age 62 with the consent of the Executive Compensation Committee, their target retirement amounts (as defined by the SERP) are reduced by 3% for each year by which benefit commencement precedes the participant’s 62nd birthday. As of December 31, 2002, each of the named executive officers had at least 20 years of credited service for SERP purposes.

     The SERP was amended in 2002 to eliminate “involuntary termination” provisions and to provide all persons who were SERP participants at the time of the BNP Paribas Merger with certain enhanced SERP benefits. The affected SERP participants (including all named executive officers) were granted three extra years of credited service for purposes of computing their target benefits under the SERP. Their target benefit computations will also be based on the greater of covered compensation over the 12 months before termination, or the final average compensation otherwise provided in the SERP. In addition, their SERP benefits will begin at the later of the date of termination or age 55

78  BancWest Corporation and Subsidiaries

Part III (continued)

(though an affected participant may elect to delay receipt of SERP early retirement benefits to a date not beyond age 65), and early retirement benefits will be calculated using provisions that apply to retirement with consent of the Executive Compensation Committee.

Change-in-Control Arrangements

     If there is a change in control of the Corporation, all LTIP awards that have been outstanding six or more months will automatically be deemed fully earned at the maximum target value and participants in the DCP will be entitled to an immediate lump sum distribution of certain amounts unless (as occurred in the BNP Paribas Merger) that plan is assumed by the surviving entity. In addition, the Corporation maintains a rabbi trust with a third-party trustee for the SERP and the DCP and if an actual or potential change in control occurs, the Corporation is required to contribute sufficient funds to the trust to fund all benefits payable to participants. The BNP Paribas Merger was a change in control for purposes of the LTIP, the SERP, and the rabbi trust agreement (as well as the 1991 and 1998 option plans, which were terminated).

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

BancWest Corporation and Subsidiaries  79

Part III (continued)

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

Termination Protection Agreements

     The Corporation entered into termination protection agreements with Mr. Horner, Mr. Tsui and Mr. Karr that became effective at the time of the BNP Paribas Merger and had a term of three years (or, if longer, two years after any subsequent change in control of BNP Paribas or BancWest). Each agreement provides that BancWest will provide the executive officer with the severance benefits discussed below if any of the following events occurs:

•	BancWest terminates the executive officer’s employment without cause (as defined in the agreement),

•	the executive officer quits for good reason (as defined in the agreement), or

•	the executive officer terminates his employment with or without good reason at any time during the thirteenth month following a change in control of BNP Paribas or BancWest. (The BNP Paribas Merger is not a change in control for this purpose.)

The executive’s severance benefit is a lump sum cash payment equal to:

(1)	two times the sum of:

•	his then current base salary,

•	his average annual bonus based on the preceding three fiscal years, and

•	his long-term incentive plan award amount equal to his average award from the three preceding fiscal years but not less than his award paid for the award cycle that ended in 2000; and

(2)	a pro rata portion for the year of termination of the executive’s annual target bonus and his target awards in respect of all outstanding performance periods under the LTIP.

     Under these circumstances, the officer is also entitled by the agreement to two years of additional age and service credit under our pension plans.

     The agreement also provides that the executive is to be grossed up, on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any “excess parachute payment” that such executive receives in connection with benefits and payments provided to him in connection with any change in control, as defined in the Internal Revenue Code, of BancWest.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     All voting securities of BancWest Corporation are beneficially owned by BNP Paribas, whose address is 16, boulevard des Italiens, 75009 Paris, France. BancWest Corporation has no compensation plans providing for issuance of its equity securities.

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

80  BancWest Corporation and Subsidiaries

Part III (continued)

     The following table provides information on loans from the Corporation to its directors and executive officers that had balances exceeding $60,000 at any time during 2002. Each such loan is secured by a real property mortgage. During 2002, the members of the Executive Compensation Committee were Fujio Matsuda (Chairman), Robert A. Fuhrman and Pierre Mariani.

		Aggregate Indebtedness
	Largest Aggregate	Outstanding	Interest
Name and Title	Indebtedness in 2002	December 31, 2002	Rate

Howard H. Karr(1)	$184,391	$180,934	7.25%-6.25	%(2)
Until August 2002, Executive Vice President and Chief Financial Officer
Fujio Matsuda	$165,911	$160,613	5.00%
Director	$51,657	$0	7.25%

Note (1)	Cosigner of mortgage loan to an adult son.

Note (2)	Rate adjusted annually to equal one-year U.S. Treasury index plus 2.5%.

     First Hawaiian Bank leases a parcel of land, on which a branch of the bank is located, from the Estate of S.M. Damon pursuant to a lease commencing July 1, 1967. This lease is for a term of 50 years, and requires the payment of a fixed annual rent of $156,800 from July 1, 1997 to June 30, 2002 and $179,200 from July 1, 2002 to June 30, 2007. Rents are to be fixed for the next ten-year period by agreement or, failing agreement, by appraisal. Messrs. Haig, Ganley and Dods are directors of the Corporation and trustees of the Estate. Management of the Corporation believes that this transaction is as favorable to the Corporation and First Hawaiian Bank as that which would have been obtainable in transactions with persons or companies not affiliated with the Corporation or First Hawaiian Bank.

     First Hawaiian Bank leases 6,074 square feet of office space to the Estate of S.M. Damon in the downtown Honolulu headquarters building of the bank. The Estate pays rent for the space at the same rate as would be paid by unrelated parties for the same space. The rent was a minimum of $3.12 per square foot per month ($227,410 per annum), plus common area maintenance expenses, until December 7, 2002. A new rental rate is being determined by appraisal. The lease will expire in December 2007.

     Bank of the West leases approximately 48,382 square feet of office space in San Francisco, California under a commercial office lease (the “Master Lease”) commencing November 1, 1993 and expiring October 31, 2003. Bank of the West has subleased approximately 30,396 square feet of this space to BNP Paribas (reduced to 26,862 square feet in May 2002). The sublease term is the same as the Master Lease, and BNP Paribas pays pro-rata rent and certain expenses under the Master Lease. The subleased premises were leased “as is,” and BNP Paribas must look solely to the landlord under the Master Lease for all services and benefits provided by the Master Lease landlord applicable to the subleased space. Bank of the West indemnifies BNP Paribas against losses incurred by BNP Paribas as a result of any breach by Bank of the West of its obligations as tenant under the Master Lease, except those assumed by BNP Paribas.

     Bank of the West and First Hawaiian Bank participate in various financial transactions with BNP Paribas and its affiliates. These transactions are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities and are required to be on terms at least as favorable to each bank as those prevailing at the time for similar non-affiliate transactions. For information concerning financial transactions involving BNP Paribas and the Corporation or its banking subsidiaries, see Notes 4 and 11 to the Consolidated Financial Statements.

     During 1999, Bank of the West issued to BNP Paribas a $50 million 7.35% Subordinated Capital Note due June 24, 2009. The maximum principal amount of that note outstanding in 2002, and the outstanding principal balance at December 31, 2002, was $50 million.

     Bank of the West holds deposits and purchases federal funds from BNP Paribas. The deposits generally are for terms up to six months. Federal funds purchases are generally for one to four days. The maximum daily amount owed by Bank of the West to BNP Paribas in 2002 in connection with such deposits and federal funds purchases was $980 million, and the balance outstanding on December 31, 2002 was $261.3 million.

BancWest Corporation and Subsidiaries  81

Part III (continued)

     In connection with the BNP Paribas Merger, the Corporation became the borrower under a $1.55 billion 6.54% term loan from a BNP Paribas subsidiary due December 31, 2010. At December 31, 2002, the outstanding principal balance of that loan was $1.55 billion.

     In November 2002, the Corporation sold BNP Paribas approximately 14.815% of the outstanding common stock of Bank of the West for $800 million and used the proceeds to repay $800 million the Corporation borrowed from BNP Paribas to acquire United California Bank. As discussed in Note 4 to the Consolidated Financial Statements, the Corporation and BNP Paribas also entered into a Stockholders’ Agreement that included put and call options on the Bank of the West stock owned by BNP Paribas.

      As discussed in Note 4 to the Consolidated Financial Statements, the Corporation has entered into a $150 million interest rate swap with BNP Paribas to hedge obligations under the 9.5% BancWest Capital I Quarterly Income Preferred Securities. The swap is accounted for as a fair value hedge. We pay 3-month LIBOR and receive fixed payments at 9.5%. The fair value of the swap at December 31, 2002 was $804,000.

     Mr. Kobayashi is a director of the Corporation and First Hawaiian Bank, and his law corporation is a partner in the law firm of Kobayashi, Sugita & Goda. In 2002, the Corporation and its subsidiaries paid legal fees to Kobayashi, Sugita & Goda totaling $1,273,822. Of this amount, $407,953 is reimbursable by bank customers. Kobayashi, Sugita & Goda leases from First Hawaiian Bank 26,788 square feet of office space in the headquarters building. Rent paid in 2002 was $1,031,331 plus operating expenses and will increase periodically through the lease’s final year, 2006.

     Mr. Peck is a director of the Corporation and Bank of the West and a Senior Partner of Pillsbury Winthrop LLP, which provides legal services to the Corporation and its subsidiaries.

82  BancWest Corporation and Subsidiaries

Part III (continued)

Item 14. Controls and Procedures

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following financial statements are included in Part II of the 10-K.

(a) 1. Financial Statements

Page Number

Reports of Independent Accountants	37
BancWest Corporation and Subsidiaries: Consolidated Balance Sheets at December 31, 2002 and 2001	38
Consolidated Statements of Income for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the year ended December 31, 2000	39
Consolidated Statements of Changes in Stockholder’s Equity for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the year ended December 31, 2000	40
Consolidated Statements of Cash Flows for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the year ended December 31, 2001	41
BancWest Corporation (Parent Company): Balance Sheets at December 31, 2002 and 2001	68
Statements of Income for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the year ended December 31, 2000	69
Statements of Changes in Stockholder’s Equity for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the year ended December 31, 2000	40
Statements of Cash Flows for the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001 and the year ended December 31, 2000	70
Notes to Consolidated Financial Statements	42-70
Summary of Quarterly Financial Data (Unaudited)	36

    2. Financial Statement Schedules

     Schedules to the Consolidated Financial Statements required by this Item 14(a)2 are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

BancWest Corporation and Subsidiaries  83

Part III (continued)

3. Exhibits

2.1	Agreement and Plan of Merger, among BancWest Corporation, BNP Paribas and Chauchat L.L.C. is incorporated by reference to Annex A to the Corporation’s Proxy Statement filed on Schedule 14A with the SEC on August 20, 2001.

3.1	Certificate of Incorporation of BancWest Corporation as in effect from December 20, 2001, is incorporated by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.2	Amended and Restated Bylaws of BancWest Corporation as in effect from December 20, 2001, is incorporated by reference to Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.1	Instruments with respect to long-term debt not filed herewith will be furnished to the Commission upon its request.

4.2	Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4.3	Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation’s Registration Statement on Form S-4 filed with the SEC on October 17, 1997.

4.4	Form of Indenture relating to Junior Subordinated Debentures entered into between BancWest Corporation and Bank One Trust Company, N.A., as Indenture Trustee, is incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 of BancWest Corporation, BancWest Capital I and BancWest Capital II, filed October 25, 2000 (File No. 333-48552).

10.1	Lease Agreement, dated as of December 1, 1993, between REFIRST, Inc. and First Hawaiian Bank is incorporated by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.2	Ground Lease, dated as of December 1, 1993, among First Hawaiian Center Limited Partnership, FH Center, Inc. and REFIRST, Inc. is incorporated by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.4	Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.5	Amendment No. 3 to the BancWest Corporation Long-Term Incentive Plan, approved March 16, 2000, is incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2000.*

10.6	First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.7	Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation’s Form 10-K for the fiscal year ended December 31, 1998.*

10.8	Amendment No. 2 to BancWest Corporation Supplemental Executive Retirement Plan, effective November 1, 2002.*

10.9	First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, and Amendment No. 1, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.10	First Hawaiian, Inc. Incentive Plan for Key Executives, and amendments effective January 1, 1998, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.11	Amendment to First Hawaiian, Inc. Incentive Plan for Key Executives adopted October 15, 1998 is incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.12	Directors’ Retirement Plan, effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

84  BancWest Corporation and Subsidiaries

Part III (continued)

10.18	Employment Agreement between Don J. McGrath and the Corporation, effective November 1, 1998, is incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.19	BancWest Corporation Umbrella TrustTM Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed November 23, 1999, is incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.20	BancWest Corporation Split-Dollar Plan For Executives, effective January 1, 1999, is incorporated by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.21	Sublease made as of November 1, 1993, between Bank of the West and Banque Nationale de Paris, is incorporated by reference to Exhibit 10.19 to the Corporation’s Form 10-K for the fiscal year ended December 31, 1998.

10.22	Employment Agreement between Walter A. Dods, Jr. and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.22 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*

10.23	Termination Protection Agreement between John K. Tsui and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.23 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*

10.24	Termination Protection Agreement between Howard H. Karr and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.24 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*

10.25	Termination Protection Agreement between Donald G. Horner and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.25 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*

10.26	Amendment No. 3 to BancWest Corporation Deferred Compensation Plan is incorporated by reference to Exhibit 10.26 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 2001.*

10.27	Resolutions of the Board of Directors adopted September 20, 2001 amending the Company’s Defined Contribution Plan, Future Plan and Incentive Plan for Key Executives, and terminating its option plans, effective upon the closing of the Company’s merger with Chauchat L.L.C., are incorporated by reference to Exhibit 10.27 to the Corporation’s Form 10-Q for the quarterly period ended September 30, 2001.*

10.28	Stock Purchase Agreement, dated November 20, 2002, between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock.

10.29	Stockholders’ Agreement, dated as of November 20, 2002, between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock.

*Management contract or compensatory plan or arrangement.

12.	Statement re: computation of ratios, filed herewith.

BancWest Corporation and Subsidiaries  85

Part III (continued)

21.	Subsidiaries of the registrant, filed herewith.

(b)	Reports on Form 8-K

None

(c)	The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(d)	Response to this item is the same as the response to Item 15(a)2.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

By	/s/ DOUGLAS C. GRIGSBY

Douglas C. Grigsby Executive Vice President, Chief Financial Officer and Treasurer

Date: April 14, 2003

86  BancWest Corporation and Subsidiaries

Part III (continued)

CERTIFICATION

I, Walter A. Dods, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of BancWest Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Walter A. Dods, Jr.

Name: Walter A. Dods, Jr.
Title: Chairman and Chief Executive Officer

Date: April 14, 2003

BancWest Corporation and Subsidiaries  87

Part III (continued)

I, Douglas C. Grigsby, certify that:

          1. I have reviewed this annual report on Form 10-K of BancWest Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Douglas C. Grigsby
Name: Douglas C. Grigsby
Title:	Executive Vice President, Chief Financial Officer and Treasurer

Date: April 14, 2003

88  BancWest Corporation and Subsidiaries

Part IV (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s /	WALTER A. DODS, JR. Walter A. Dods, Jr.	Chairman, Chief Executive Officer & Director	April 14, 2003 Date

/s /	JACQUES ARDANT Jacques Ardant	Director	April 14, 2003 Date

/s /	GÉRARD DENOT Gérard Denot	Director	April 14, 2003 Date

/s /	W. ALLEN DOANE W. Allen Doane	Director	April 14, 2003 Date

/s/	JULIA ANN FROHLICH Julia Ann Frohlich	Director	April 14, 2003 Date

/s/	ROBERT A. FUHRMAN Robert A. Fuhrman	Director	April 14, 2003 Date

/s /	PAUL MULLIN GANLEY Paul Mullin Ganley	Director	April 14, 2003 Date

/s/	DAVID M. HAIG David M. Haig	Director	April 14, 2003 Date

/s /	JOHN A. HOAG John A. Hoag	Director	April 14, 2003 Date

/s /	BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director	April 14, 2003 Date

/s /	MICHEL LARROUILH Michel Larrouilh	Director	April 14, 2003 Date

*	Pierre Mariani	Director	April 14, 2003 Date

/s /	FUJIO MATSUDA Fujio Matsuda	Director	April 14, 2003 Date

* Director not available for signature.

BancWest Corporation and Subsidiaries  89

Part IV (continued)

/s/	DON J. McGRATH Don J. McGrath	President, Chief Operating Officer & Director	April 14, 2003 Date

/s/	RODNEY R. PECK Rodney R. Peck	Director	April 14, 2003 Date

*	Edouard A. Sautter	Director	April 14, 2003 Date

/s/	JOHN K. TSUI John K. Tsui	Vice Chairman, Chief Credit Officer & Director	April 14, 2003 Date

/s/	JACQUES HENRI WAHL	Director	April 14, 2003
	Jacques Henri Wahl		Date

/s/	ROBERT C. WO Robert C. Wo	Director	April 14, 2003 Date

/s/	DOUGLAS C. GRIGSBY Douglas C. Grigsby	Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)	April 14, 2003 Date

* Director not available for signature.

90  BancWest Corporation and Subsidiaries