Form 10-Q
period 2003-03-31
BANCWEST CORP/HI
filed 2003-05-15
CIK 36377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes      No ✓

As of April 30, 2003 the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding

Class A Common Stock, $0.01 Par Value	85,759,123 Shares

BANCWEST CORPORATION

FORM 10-Q
March 31, 2003

Exhibit 12      Statement Regarding Computation of Ratios.

     The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with BancWest Corporation’s 2002 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Interest income
Interest and fees on loans	$338,259	$256,229
Lease financing income	36,028	36,726
Interest on investment securities:
Taxable interest income	41,797	34,262
Exempt from Federal income taxes	154	44
Other interest income	1,238	2,023

Total interest income	417,476	329,284

Interest expense
Deposits	53,147	63,629
Short-term borrowings	3,696	5,793
Long-term debt	45,394	35,382

Total interest expense	102,237	104,804

Net interest income	315,239	224,480
Provision for credit losses	22,690	20,007

Net interest income after provision for credit losses	292,549	204,473

Noninterest income
Service charges on deposit accounts	37,029	25,974
Trust and investment services income	9,507	8,140
Other service charges and fees	35,615	23,498
Securities gains, net	1,892	228
Other	10,791	4,784

Total noninterest income	94,834	62,624

Noninterest expense
Salaries and wages	84,662	60,094
Employee benefits	37,646	23,482
Occupancy expense	22,320	15,614
Outside services	17,567	13,252
Intangible amortization	5,763	2,757
Equipment expense	11,156	7,729
Restructuring and integration costs	—	6,015
Other	41,546	30,155

Total noninterest expense	220,660	159,098

Income before income taxes	166,723	107,999
Provision for income taxes	64,642	42,582

Net income	$102,081	$65,417

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,	March 31,
	2003	2002	2002

	(in thousands, except per share data)
Assets
Cash and due from banks	$1,591,999	$1,761,261	$1,338,866
Interest-bearing deposits in other banks	162,194	2,098	182,930
Federal funds sold and securities purchased under agreements to resell	110,000	430,056	149,500
Trading assets	67,042	43,430	10,165
Available-for-sale investment securities	4,528,484	3,940,769	3,161,922
Loans held for sale	82,563	85,274	44,642
Loans and leases:
Loans and leases	24,056,267	24,146,087	24,070,667
Less allowance for credit losses	396,049	384,081	383,003

Net loans and leases	23,660,218	23,762,006	23,687,664

Premises and equipment, net	378,985	380,272	410,429
Customers’ acceptance liability	29,728	25,945	11,292
Core deposit intangible, net	204,647	210,411	231,925
Goodwill	3,226,829	3,229,200	3,380,392
Other real estate owned and repossessed personal property	18,544	19,613	24,393
Other assets	854,856	858,932	690,373

Total assets	$34,916,089	$34,749,267	$33,324,493

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$16,645,026	$16,720,767	$17,146,357
Noninterest-bearing	6,986,600	7,144,929	6,200,071
Foreign	706,967	691,783	737,492

Total deposits	24,338,593	24,557,479	24,083,920

Federal funds purchased and securities sold under agreements to repurchase	830,388	791,476	810,192
Short-term borrowings	949,012	733,274	1,330,673
Acceptances outstanding	29,728	25,945	11,292
Long-term debt	3,313,368	3,376,947	2,120,993
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	258,476	259,191	261,261
Other liabilities	1,227,705	1,137,473	1,041,529

Total liabilities	$30,947,270	$30,881,785	$29,659,860

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	March 31,	December 31,	March 31,
	2003	2002	2002

	(in thousands, except per share data)
Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $.01 per share at March 31, 2003, December 31, 2002 and March 31, 2002
Authorized – 150,000,000 shares at March 31, 2003, December 31, 2002 and March 31, 2002
Issued – 85,759,123 shares at March 31, 2003, December 31, 2002 and March 31, 2002	$858	$858	$858
Surplus	3,419,927	3,419,927	3,584,978
Retained earnings	471,715	369,634	73,719
Accumulated other comprehensive income, net	76,319	77,063	5,078

Total stockholder’s equity	3,968,819	3,867,482	3,664,633

Total liabilities and stockholder’s equity	$34,916,089	$34,749,267	$33,324,493

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

					Accumulated
	Class A				Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income, net	Total

			(in thousands, except per share data)
Balance, December 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482
Comprehensive income:
Net income	—	—	—	102,081	—	102,081
Net unrealized loss on investment securities available for sale, net of tax and reclassification adjustment	—	—	—	—	(2,089)	(2,089)
Net unrealized gain on cash-flow derivative hedges, net of tax and reclassification adjustment					1,345	1,345

Comprehensive income	—	—	—	102,081	(744)	101,337

Balance, March 31, 2003	85,759,123	$858	$3,419,927	$471,715	$76,319	$3,968,819

Balance, December 31, 2001	56,074,874	$561	$1,985,275	$8,302	$7,782	$2,001,920
Comprehensive income:
Net income	—	—	—	65,417	—	65,417
Net unrealized loss on investment securities available for sale, net of tax and reclassification adjustment	—	—	—	—	(1,885)	(1,885)
Net unrealized loss on cash-flow derivative hedges, net of tax and reclassification adjustment					(819)	(819)

Comprehensive income	—	—	—	65,417	(2,704)	62,713

Issuance of Class A common stock	29,684,249	297	1,599,703	—	—	1,600,000

Balance, March 31, 2002	85,759,123	$858	$3,584,978	$73,719	$5,078	$3,664,633

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$102,081	$65,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,690	20,007
Depreciation and amortization	17,531	11,511
Increase in deferred income taxes	63,437	4,941
Increase in interest receivable	(5,686)	(75,333)
Increase in interest payable	24,981	49,285
Decrease (increase) in prepaid expenses	5,125	(27,844)
Increase in trading assets	(23,612)	(1,885)
Decrease (increase) in loans held for sale	2,711	1,417
Securities gains, net	(1,892)	(228)
Increase in accrued restructuring and integration costs	—	6,015
Other	5,452	61,652

Net cash provided by operating activities	212,818	114,955

Cash flows from investing activities:
Net increase in interest-bearing deposits in other banks	(160,096)	(72,995)
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	320,056	119,500
Proceeds from maturity of available-for-sale investment securities	465,100	142,825
Proceeds from the sale of available-for-sale securities	101,053	60,062
Purchase of available-for-sale investment securities	(1,154,535)	(306,995)
Net increase in loans and leases from originations and collections	(118,592)	(284,522)
Purchase of loans	(26,510)	—
Proceeds from the sale of loans	227,045	69,694
Net cash provided by (paid for) acquisitions	—	(1,793,000)
Purchase of premises and equipment	(8,003)	6,854
Other	932	(311)

Net cash provided by (used) in investing activities	(353,550)	(2,058,888)

Cash flows from financing activities:
Net increase (decrease) in deposits	(218,886)	401,822
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	38,912	(212,902)
Net increase in other short-term borrowings	215,738	937,447
Proceeds from long-term debt	75,000	40,000
Repayment of long-term and subordinate debt	(139,294)	(220,830)
Proceeds from issuance of Class A common stock	—	1,600,000

Net cash provided by (used in) financing activities	(28,530)	2,545,537

Net increase (decrease) in cash and due from banks	(169,262)	601,604
Cash and due from banks at beginning of period	1,761,261	737,262

Cash and due from banks at end of period	$1,591,999	$1,338,866

Supplemental disclosures:
Interest paid	$77,256	$55,159

Income taxes paid	$1,205	$3,503

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$1,036	$4,161

Loans made to facilitate the sale of other real estate owned	$216	$57

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$—	$10,959,000
Cash (paid) received	—	(1,793,000)

Liabilities assumed	$—	$9,166,000

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Summary of Significant Accounting Policies

     Descriptions of the significant accounting policies of BancWest Corporation and Subsidiaries (“BancWest,” the “Company” or “we/our”) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. There have been no significant changes to these policies.

     Reclassifications

     The 2002 Consolidated Financial Statements were reclassified in certain respects to conform to the 2003 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2.	Mergers and Acquisitions

United California Bank Acquisition

     On March 15, 2002, BancWest completed its acquisition of all outstanding common stock of United California Bank (“UCB”) from UFJ Bank Ltd. of Japan. UCB was subsequently merged with and into Bank of the West in April 2002 and its branches were integrated into the Bank’s branch network system in the third quarter of 2002. On the date of acquisition by BancWest, UCB had 115 branches (located exclusively in California), total assets of $10.1 billion, net loans of $8.5 billion and total deposits of $8.2 billion. The preceding amounts do not include purchase price adjustments. UCB’s strong presence in Southern California complements BancWest’s existing network in Northern California, Nevada, New Mexico and the Pacific Northwest. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002. The purchase price of approximately $2.4 billion was paid in cash and accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital and lending the Company $800 million. We expect to achieve cost savings for the combined company of approximately $75-80 million per year beginning in 2003. These anticipated cost savings primarily involve compensation and occupancy-related expenses.

The following table provides an allocation of the purchase price:

(in thousands)
Total purchase price of UCB, including transaction costs	$2,406,268
Equity of UCB prior to acquisition by BancWest	1,083,000

Excess of pushed down equity over the carrying value of net assets acquired	1,323,268

Purchase accounting adjustments related to assets and liabilities acquired:
Sublease loss reserve	25,645
Premises and equipment	7,645
Severance and employee relocation	44,513
Contract cancellations	12,862
New core deposit intangible	(120,219)
Other assets	3,354
Deposits	8,047
Deferred cost on pension and retirement benefits	49,349
Other liabilities and taxes	(28,062)

Goodwill resulting from acquisition of and merger with UCB	$1,326,402

     BancWest incurred expenses associated with exiting certain branches, operational centers and technology platforms of the pre-merged Bank of the West, as well as certain other conversion and restructuring expenses, totaling approximately $18 million. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition. BancWest established a severance reserve of approximately $40.5 million. Approximately 750 employees throughout the combined organization have been or will be displaced in conjunction with the acquisition. In addition to the severance reserve, we recorded the following accruals: $34.5 million for losses on subleases, $8.0 million for contract cancellations, $1.3 million for relocation and other. In the twelve months ended March 31, 2003, we made the following adjustments to the reserves: $6.9 million increase for severance, $7.5 million decrease for losses on subleases, $4.9 million increase for contract cancellations and $0.2 million decrease for relocation. In addition, the reserves were decreased as follows: $28.2 million for severance payments, $6.0 million for sublease loss amortization, $7.6 million for contract cancellation payments and $1.1 million for relocation and other payments.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following unaudited pro forma financial information for the three months ended March 31, 2002 assumes that the UCB acquisition occurred as of January 1, 2002, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the UCB acquisition been consummated on the date indicated:

Pro Forma Financial Information for the Three Months Ended
March 31, 2002

(in thousands)
Net Interest Income	$313,014
Provision for Credit Losses	36,426
Noninterest Income	82,550
Noninterest Expense	229,909
Income Tax Expense	49,256

Net Income	$79,973

     In conjunction with the purchase of UCB from UFJ Bank Ltd. of Japan (UFJ), there were certain items that were in dispute. The disputed items were related to UCB’s loan charge-offs and its deferred tax liability. In March 2003, an arbitrator decided in favor of BancWest on both matters. Interest on the disputed amounts totaled $0.8 million, which was recognized in other income during the first quarter of 2003. The resolution of the loan charge-off issue was a receivable due from UFJ of $8.9 million, an increase to our allowance for credit losses of $13.6 million, representing recoveries of loans charged off by BancWest, and a related decrease to our deferred tax liability of $4.7 million. Upon resolution of the deferred tax issue, we reassessed the adequacy of UCB’s deferred tax liability and reduced the related goodwill by $14.9 million. All cash due from UFJ as a result of the arbitrator’s decision was received in April 2003.

3.	Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three months ended March 31, 2003.

     Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments (“fair value” hedges). At March 31, 2003, the Company carried an interest rate swap of $2.8 million with a fair market value (loss) of $0.8 million that was categorized as a fair value hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%.

     At March 31, 2003, we carried a $150 million interest rate swap with BNP Paribas to hedge obligations under the 9.5% BancWest Capital I Quarterly Income Preferred Securities. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value (gain) of the swap at March 31, 2003 was $1.2 million.

     Cash Flow Hedges

     At March 31, 2003, the Company carried interest rate swaps of $600 million with a fair market value (gain) of $59.9 million which are categorized as cash flow hedges, to hedge our LIBOR-based commercial loans. The interest rate swaps were entered into during 2001 by UCB and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $5.8 million from January 1, 2003 through March 31, 2003. The Company estimates net settlement gains, recorded as commercial loan interest income, of $23.2 million over the next twelve months resulting from these hedges.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Free-standing Derivative Instruments

     Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with best efforts forward sale contracts. The commitments and free-standing derivative instruments are marked to market and recorded as a component of noninterest income in the consolidated statement of income. Once a loan commitment is funded, the same forward sale contract is designated as a fair value hedge of the loan held for sale, as described above. Trading activities primarily involve providing various free-standing interest rate and foreign exchange derivative products to customers. Interest-rate derivative instruments utilized by the Company in its trading operations include interest-rate swaps, caps, floors and collars.

     The following table summarizes derivatives held by the Company as of March 31, 2003 and 2002:

	2003			2002

Contractual Amounts Which		Credit			Credit
Represent	Notional	Risk	Net Fair	Notional	Risk	Net Fair
Credit Risk:	Amount	Amount	Value	Amount	Amount	Value

	(in thousands)
Held for Hedge Purposes
Interest rate swaps	$752,798	$61,128	$60,346	$600,000	$10,845	$10,845
Held for Trading or Free-standing:
Interest rate swaps	1,534,787	26,496	(8,593)	1,215,206	14,703	(2,837)
Purchased interest rate options	87,127	611	611	66,105	675	675
Written interest rate options	81,738	—	(217)	57,813	—	(292)
Forward interest rate options	63,500	—	(318)	—	—	—
Rate Locks	97,700	1,526	1,526	—	—	—
Commitments to purchase and sell foreign currencies	445,731	6,030	(63)	432,480	4,180	316
Purchased foreign exchange options	31,964	274	274	—	—	—
Written foreign exchange options	31,964	—	(274)	—	—	—

4.	Operating Segments

     Our reportable segments are the ones we use in our internal reporting at Bank of the West and First Hawaiian Bank (“First Hawaiian”). Bank of the West’s segments operate primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. As discussed below, certain Bank of the West segments conduct business nation wide. Although First Hawaiian’s segments operate primarily in Hawaii, First Hawaiian also has significant operations outside the state, such as leveraged leases and international banking and branches in Guam and Saipan.

     The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each reporting segment. The net interest income of each segment includes the results of the Bank’s transfer pricing process, which assesses an internal funds charge on all segment assets and a funds credit on all segment liabilities. The internal charges and credits assigned to each asset and liability are intended to match the maturity, repayment and interest rate characteristics of that asset or liability. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed.

Bank of the West

     Bank of the West manages its operations through three business segments: Regional Banking, Commercial Banking and Consumer Finance.

Regional Banking:

     Regional Banking’s primary markets include California, Nevada, the Pacific Northwest region and New Mexico. The Northern California Division is comprised of the Greater San Francisco Bay area. The San Francisco Bay area is one of California’s wealthiest regions. The Southern California Division stretches from Santa Barbara in the north through the L.A. Metro

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

area to San Diego in the South. The largest portion of California’s population resides in this geographic region. The Valley/ Nevada Division contains the Central Valley area of California and the state of Nevada. The Central Valley of California is an area that has been experiencing rapid transition from a largely agricultural base to a mix of agricultural and commercial enterprises. Nevada has been the fastest growing state in the country for the past decade. The Pacific Northwest Division includes Oregon, Washington and Idaho. The New Mexico Division is centered in the Albuquerque metropolitan area where we have the third largest market share. The senior executives in the divisions are responsible for both retail and business banking activities in their markets.

     Regional Banking utilizes its branch network as its principal funding source. Bank of the West’s telephone banking service, a network of automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts. A key element of Bank of the West’s strategy is to seek to distinguish itself as the provider of the best value in banking services. To this end, Regional Banking seeks to position itself within its markets as an alternative to both the higher-priced, smaller “boutique” commercial banks and the larger money center commercial banks, which may be perceived as offering lower service and lower prices on a “mass market” basis.

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

     The Regional Banking Segment includes a Business Banking Division which supports commercial lending activities for middle market business customers through 14 Business Banking centers located throughout California, as well as Portland, Oregon, Reno and Las Vegas, Nevada and Albuquerque, New Mexico. Each Business Banking Center provides a wide range of loan and deposit services to medium-sized companies with borrowing needs of $500,000 to $25 million. Lending services include receivable and inventory financing, equipment term loans, letters of credit, agricultural loans and trade finance. Other banking services include cash management, insurance products, trust, investment, foreign exchange and various international banking services.

     The Regional Banking Segment also includes a Pacific Rim Division which offers multilingual services through an 18-branch network in predominately Asian American communities in California, with specialized domestic and international products and services for both individuals and companies. The Pacific Rim Division has a largely commercial clientele.

Commercial Banking:

     The Commercial Banking Segment supports business clients with revenues between $25 million and $350 million. This segment’s clients include those engaged in agribusiness, real estate industries, as well as, churches, Small Business Administration (“SBA”) and equipment leasing clients. Services offered include cash management, trade finance, correspondent banking services and syndication of commercial credits exceeding $30 million.

     This segment lends to agricultural clients including dairies, nurseries and growers of row crops among others. Offices serving agribusiness are located in Central California, Oregon and Washington. This segment also provides construction and commercial mortgage funding for developers of single-family and apartment residences, offices, retail space, hotels and industrial facilities. There are nine real estate industry lending offices located throughout California, as well as in Las Vegas, Reno and Portland. The Commercial Banking Segment provides SBA lending nationwide to meet the real estate, construction, equipment financing and operating expense requirements of businesses qualifying for government guaranteed SBA programs. Equipment leasing is available through the Bank’s commercial offices, branches, brokers across the nation and its subsidiary, Trinity Capital. Trinity specializes in nationwide vendor leasing programs for manufacturers in specific markets.

     Cash management services include account analysis and reconcilement, armored car and cash vault services, investment sweep accounts, lock box and wire transfer services among others. Business customers can access their accounts in real time via WebDirect.

Consumer Finance:

     The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans are originated through a network of approximately 2,000 auto dealers and 2,000 recreational vehicle and marine dealers serviced by sales representatives located throughout the country. Collateral supporting these loans includes new and used automobiles, light duty trucks, vans, motor homes, travel trailers and boats. This segment also includes Bank of the West’s wholly-owned subsidiary,

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. Essex has office locations throughout the United States and sells substantially all of its loans to investors servicing released for a fee.

First Hawaiian Bank

     First Hawaiian manages its operations through the following business segments: Retail Banking, Consumer Banking, Commercial Banking and Financial Management.

Retail Banking:

     First Hawaiian’s Retail Banking Segment operates its main banking office in Honolulu, Hawaii, and 55 other banking offices located throughout Hawaii. First Hawaiian also operates three branches in Guam and two branches in Saipan.

     The focus of First Hawaiian’s retail/community banking strategy is primarily in Hawaii, where it has a 40% market share of the domestic bank deposits of individuals, corporations and partnerships in the state as of March 31, 2003. The predominant economic force in Hawaii is tourism, although there have been significant recent efforts to diversify the economy into high-tech and other industries.

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

     First Hawaiian’s goal is to become each customer’s primary bank, using core products such as demand deposit (checking) accounts as entry points to generate cross-sales and develop a multi-product relationship with individual and business customers. Toward this goal, employees in First Hawaiian’s branch network focus on selling bank, trust, investment and insurance products to meet customers’ needs and build on those existing relationships.

     To complement its branch network and serve these customers, First Hawaiian operates a system of automated teller machines, a 24-hour Phone Center in Honolulu and a full-service Internet banking system.

Consumer Banking:

     Consumer Lending: First Hawaiian offers many types of loans and credits to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. First Hawaiian also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian’s Dealer Center is one of the largest commercial bank automobile lenders in the state of Hawaii. First Hawaiian is the largest issuer of MasterCard® credit cards and VISA® credit cards in Hawaii.

     Real Estate Lending-Residential: First Hawaiian makes residential real estate loans, including home-equity loans, to enable borrowers to purchase, refinance, improve or construct residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii. First Hawaiian also originates residential real estate loans for sale on the secondary market.

Commercial Banking:

     Commercial Lending: First Hawaiian is a major lender to small and medium-sized businesses in Hawaii and Guam. Lending services include receivable and inventory financing, equipment term loans, letters of credit, dealer vehicle flooring financing and trade financing. To support the cash management needs of both commercial banking customers and large private and public deposit relationships maintained with the bank, First Hawaiian operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

     Real Estate Lending-Commercial: First Hawaiian provides permanent financing for a variety of commercial developments, such as retail facilities, warehouses and office buildings.

     International Banking Services: First Hawaiian maintains an International Banking Division which provides international banking products and services through First Hawaiian’s branch system, its international banking headquarters in Honolulu, a Grand Cayman branch, three Guam branches, two branches in Saipan and a representative office in Tokyo, Japan. First Hawaiian maintains a network of correspondent banking relationships throughout the world.

     First Hawaiian’s international banking activities are primarily trade-related and are concentrated in the Asia-Pacific area.

Financial Management:

     Trust and Investment Services: First Hawaiian’s Financial Management Segment offers a full range of trust and investment

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At March 31, 2003, the Trust and Investments Division had approximately 4,000 accounts with a market value of $8.4 billion. Of this total, $5.8 billion represented assets in nonmanaged accounts and $2.6 billion were managed assets.

     The Trust and Investments Division maintains custodial accounts pursuant to which it acts as agent for customers in rendering a variety of services, including dividend and interest collection, collection under installment obligations and rent collection.

     Securities and Insurance Services: First Hawaiian, through a wholly-owned subsidiary, First Hawaiian Insurance, Inc., provides insurance brokerage services for personal, business or estate insurance to its customers. First Hawaiian Insurance offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products. In association with an independent registered broker-dealer, First Hawaiian offers mutual funds, annuities and other securities in its branches.

     Private Banking Services: The Private Banking Department within First Hawaiian’s Financial Management Segment provides a wide range of products to high-net-worth individuals.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

      The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West

	Regional	Commercial	Consumer
(in millions)	Banking	Banking	Finance	Other(1)

Three Months Ended March 31, 2003:
Net interest income	$121.9	$77.7	$49.7	$15.6
Noninterest income	38.7	11.4	2.7	5.5
Noninterest expense	106.6	29.9	15.4	6.5
Provision for credit losses	3.6	0.3	12.8	—
Tax Provision (benefit)	20.0	23.4	9.6	5.8

Net income (loss)	$30.4	$35.5	$14.6	$8.8

Segment Assets at March 31	$7,189	$8,139	$7,179	$3,791
Segment goodwill at March 31	1,214	706	308	—

Average assets	$7,325	$8,189	$7,097	$3,182
Average loans	5,298	6,916	6,757	—
Average deposits	13,533	2,588	14	1,401

Three Months Ended March 31, 2002:
Net interest income	$74.8	$31.4	$41.8	$22.2
Noninterest income	25.4	1.9	2.5	1.2
Noninterest expense	70.6	10.5	14.3	6.2
Provision for credit losses	1.9	1.3	11.1	—
Tax Provision (benefit)	11.1	8.6	7.6	6.9

Net income (loss)	$16.6	$12.9	$11.3	$10.3

Segment Assets at March 31	$6,903	$7,100	$8,879	$2,242
Segment goodwill at March 31	1,205	703	305	—

Average assets	$3,740	$3,750	$6,547	$1,600
Average loans	2,413	3,170	6,125	—
Average deposits	9,271	335	17	1,195

[Additional columns below]

[Continued from above table, first column(s) repeated]

	First Hawaiian Bank

	Retail		Commercial	Financial		Other	Reconciling	Consolidated
(in millions)	Banking	Consumer	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals

Three Months Ended March 31, 2003:
Net interest income	$64.9	$20.0	$7.7	$0.1	$(8.1)	$(34.3)	$0.1	$315.3
Noninterest income	17.8	8.9	1.6	6.9	1.4	—	(0.1)	94.8
Noninterest expense	43.5	11.3	2.1	6.3	(2.3)	1.3	0.1	220.7
Provision for credit losses	1.7	2.2	—	—	0.1	2.0	—	22.7
Tax Provision (benefit)	14.1	5.8	2.1	0.3	(1.2)	(15.3)	—	64.6

Net income (loss)	$23.4	$9.6	$5.1	$0.4	$(3.3)	$(22.3)	$(0.1)	$102.1

Segment Assets at March 31	$3,287	$1,472	$1,066	$14	$3,452	$7,603	$(8,276)	$34,916
Segment goodwill at March 31	650	216	118	10	—	5	—	3,227

Average assets	$2,615	$1,212	$937	$4	$4,390	$6,516	$(7,050)	$34,417
Average loans	2,389	1,189	905	1	560	2	29	24,046
Average deposits	6,392	10	21	51	155	—	(19)	24,146

Three Months Ended March 31, 2002:
Net interest income	$67.2	$17.5	$5.9	$0.1	$(7.8)	$(27.5)	$(1.1)	$224.5
Noninterest income	16.2	5.9	1.5	7.3	(0.4)	0.1	1.0	62.6
Noninterest expense	43.4	10.2	1.6	6.0	(4.6)	0.9	—	159.1
Provision for credit losses	2.2	2.1	—	—	1.4	—	—	20.0
Tax Provision (benefit)	14.6	4.3	1.8	0.6	(1.6)	(11.2)	(0.1)	42.6

Net income (loss)	$23.2	$6.8	$4.0	$0.8	$(3.4)	$(17.1)	$—	$65.4

Segment Assets at March 31	$3,519	$1,376	$850	$12	$2,833	$7,179	$(7,569)	$33,324
Segment goodwill at March 31	650	216	118	10	—	173	—	3,380

Average assets	$2,884	$1,123	$725	$3	$3,850	$4,750	$(5,179)	$23,793
Average loans	2,651	1,098	697	—	683	3	21	16,861
Average deposits	5,850	11	27	59	199	—	(31)	16,933

(1) The material items in the other column related to net interest income and noninterest income consist of Treasury activities of $16.9 million and unallocated other income of $4.2 million for March 31, 2003. The material items in the other column for March 31, 2002 resulted substantially from Treasury activities of $19.7 million and unallocated other income of $3.7 million.

The material items in the other column related to noninterest expense for March 31, 2003 resulted substantially from Treasury activities and unallocated administrative items of $6.5 million. The material item in the other column resulted mostly from unallocated merger-related costs of $6.0 million for March 31, 2002.

The material items in the other column related to average assets are unallocated Treasury securities for March 31, 2003 and 2002.

The material items in the other column related to average deposits are unallocated Treasury balances for March 31, 2003 and 2002.

(2) Other is composed of Administrative and Syndicated and Media Lending. Administrative represents administrative support areas including Information Management and Operations and Finance and Investment.

The material items in Other were related to the following for March 31, 2003:

The material items in noninterest income resulted primarily from unallocated Treasury activities.

The material items in noninterest expense consists primarily of unallocated costs.

The material items in the other column related to average assets are unallocated Treasury securities for March 31, 2003 and 2002.

The material items in the other column related to average deposits are unallocated balances for March 31, 2003 and 2002.

(3) The “Other BancWest” category in the table above consists primarily of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc., BancWest Capital I and First Hawaiian Lease Holding Capital I.

(4) The reconciling items in the above table are principally intercompany eliminations.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.	Intangible Assets

     The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and other indefinite lived intangible assets are no longer amortized and will be tested for impairment at least annually. As of March 31, 2003, the Company had goodwill of $3.2 billion.

	Bank of the West			First Hawaiian Bank

				Retail			Financial
	Regional	Commercial	Consumer	Banking		Commercial	Management		Consolidated
(in millions)	Banking	Banking	Finance	Group	Consumer	Banking	Group	BancWest	Totals

Balance as of January 1, 2003:	$1,215	$707	$308	$650	$216	$118	$10	$5	$3,229
Purchase accounting adjustment:
UCB	(1)	—	—	—	—	—	—	—	(1)
Trinity Capital	—	(1)	—	—	—	—	—	—	(1)

Balance as of March 31, 2003:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Pronouncements

     In April, 2003 the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions, specifically with respect to changes in the United States economy and geopolitical uncertainties; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (10) our reliance on third parties to provide certain critical services, including data processing; (11) the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) or other standard setting bodies; (12) technological changes; (13) other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and (14) management’s ability to manage risks that result from these and other factors. Our forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward-looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

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

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2003. We have established policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. However, given the sensitivity of our consolidated

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

     Our accounting policies are discussed in detail in the notes to the consolidated financial statements, in particular, Note 1 of our 2002 Annual Report on Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements.

•	Allowance for Credit Losses: The allowance for credit losses represents our best estimate of losses inherent in the existing loan portfolio. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral. Using this methodology, we allocate the Allowance to individual loans and leases and to the categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 to the Consolidated Financial Statements of our 2002 Annual Report on Form 10-K describes how we evaluate loans for impairment. Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our statistical analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan types. Some of the Allowance is not allocated to specific impaired loans because of the subjective nature of the process of estimating an adequate allowance for credit losses, economic uncertainties and other factors.

•	Fair Value of Assets: Certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by utilizing dealer quotes, market comparisons or internally generated modeling techniques. Our internal models generally involve present value of cash flow techniques.

One of the most significant assets for which we estimate fair value is goodwill. As of March 31, 2003, we had $3.2 billion in goodwill on our Consolidated Balance Sheet. SFAS No. 142 requires that we perform a two-step impairment test for goodwill at least annually. The testing process involves estimating cash flows for future periods. The first step compares the fair value of the reporting unit, which is an individual business segment of the Company, to the carrying amount. If the carrying amount exceeds the fair value, then a second step is conducted whereby the implied fair value of the goodwill is compared with the carrying amount of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss is recognized.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended
	March 31,

	2003		2002

	(dollars in thousands)
Earnings:
Net interest income	$315,239		$224,480
Provision for credit losses	22,690		20,007
Noninterest income	94,834		62,624
Noninterest expense	220,660		159,098
Tax provision	64,642		42,582
Net income	$102,081		$65,417
Selected Financial Ratios:
Return on average total assets (ROA)	1.20%		1.12%
Return on average stockholder’s equity (ROE)	10.54		11.51
Net interest margin (taxable-equivalent basis)	4.49		4.57
Allowance for credit losses to total loans and leases (at March 31)	1.65		1.59
Nonperforming assets to total assets (at March 31)	0.67		0.77
Allowance for credit losses to nonperforming loans and leases (at March 31)	1.83	x	1.65	x
Regulatory Capital Ratios:
Leverage Ratio:
Bank of the West	9.48%		7.37%
United California Bank	N/A		10.08
First Hawaiian Bank	9.38		8.64
Tier 1 capital (risk-based):
Bank of the West	10.29		8.11
United California Bank	N/A		10.83
First Hawaiian Bank	11.66		9.95
Total capital (risk-based):
Bank of the West	12.59		11.11
United California Bank	N/A		12.09
First Hawaiian Bank	14.05		12.29
Balance Sheet Data Averages:
Average assets	34,417,081		23,792,836
Average loans	24,046,194		16,861,211
Average deposits	24,146,346		16,932,851
Average stockholder’s equity	3,926,093		2,305,697
Balance Sheet Data At Period End:
Assets	34,916,089		33,324,493
Loans	24,056,267		24,070,667
Deposits	24,338,593		24,083,920
Stockholder’s equity	3,968,819		3,664,633

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INTEREST INCOME

The increase in net interest income for the three-month period ended March 31, 2003 over the same period in 2002 was primarily due to an increase in average earning assets of 43.4%, or $8.6 billion, and a 68-basis-point decrease (1% equals 100 basis points) in the rate paid on interest-bearing funding sources, partially offset by a 78-basis point decline in the yield on average earning assets. In addition, higher average noninterest-bearing deposits, which increased by $2.9 billion or 76.4% in the first quarter of 2003 over the same period in 2002, contributed to a decline in the overall cost of funds of 70 basis points. The increase in average earning assets is primarily due to the acquisition of UCB. The decline in yields is primarily attributable to the continued effects of the interest rate reductions implemented by the Federal Reserve Bank in the previous two years.

In the three-month period ended March 31, 2003, as compared to the same period in 2002, the net interest margin decreased by 8 basis points due to a decrease in the yield on average earning assets of 78 basis points substantially offset by a decline in the rate paid on funding sources of 70 basis points. The continuing effects of the reduction of key interest rates by the Federal Reserve Bank are primarily responsible for the declines in yields and rates.

Our cost of funds was lowered by an increase in average noninterest-bearing deposits in the three months ended March 31, 2003 as compared to the same period in 2002. The percentage of average noninterest-bearing deposits to total average deposits increased to 27.9% for the three months ended March 31, 2003, compared to 22.6% for the same period in 2002.

The increase in average earning assets was primarily due to an increase in average loans and leases of $7.2 billion, or 42.6%, and an increase in investment securities of $1.5 billion, or 53.8%. These increases are primarily due to the acquisition of UCB. Also contributing to the increase in average loans and leases was the acquisition of Trinity Capital in the fourth quarter of 2002.

The increase in average interest-bearing deposits and liabilities was primarily due to an increase in average interest-bearing deposits of $4.3 billion, or 32.8%, and a $1.2 billion, or 50.5%, increase in long-term debt. Expansion of our customer deposit base, primarily due to the acquisition of UCB, contributed to the increase in average interest-bearing deposits. To facilitate the purchase of UCB, BancWest borrowed $800 million from BNP Paribas. This amount was initially recorded as short-term debt under a bridge financing arrangement. In November, 2002, permanent financing was put in place and classified as long-term debt. The remaining increase of approximately $400 million in average long-term debt is primarily due to increased borrowing from the Federal Home Loan Bank.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate for 2003 and 2002) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended March 31,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$108,376	$415	1.55%	$152,079	$742	1.98%
Federal funds sold and securities purchased under agreements to resell	249,634	823	1.34	205,067	866	1.71
Investment securities (2),(3)	4,149,668	42,587	4.16	2,697,438	34,787	5.23
Loans and leases (4),(5)	24,046,194	374,287	6.31	16,861,211	292,966	7.05

Total earning assets	28,553,872	$418,112	5.93	19,915,795	$329,361	6.71

Non-earning assets	5,863,209			3,877,041

Total assets	$34,417,081			$23,792,836

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$266,838	$119	0.18	$336,207	$219	0.26
Savings	9,696,019	18,239	0.76	5,742,800	16,231	1.15
Time	6,839,649	33,231	1.97	6,664,839	45,250	2.75
Foreign	608,316	1,558	1.04	370,124	1,929	2.11

Total interest-bearing deposits	17,410,822	53,147	1.24	13,113,970	63,629	1.97
Short-term borrowings	1,373,035	3,696	1.09	1,330,766	5,793	1.77
Long-term debt and capital securities	3,580,283	45,394	5.14	2,378,244	35,382	6.03

Total interest-bearing deposits and liabilities	22,364,140	102,237	1.85	16,822,980	104,804	2.53

Interest rate spread			4.08%			4.18%

Noninterest-bearing deposits	6,735,524			3,818,881
Other liabilities	1,391,324			845,278

Total liabilities	30,490,988			21,487,139
Stockholder’s equity	3,926,093			2,305,697

Total liabilities and stockholder’s equity	$34,417,081			$23,792,836

Impact of noninterest-bearing sources			0.41%			0.39%
Net interest income and margin on total earning assets		315,875	4.49%		224,557	4.57%

Tax equivalent adjustment		636			77

Net interest income		$315,239			$224,480

(1)	Annualized.

(2)	Average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Average investment securities includes trading securities.

(4)	Nonaccruing loans and leases, loans held for sale and acceptances held for trading have been included in the computations of average loan and lease balances.

(5)	Interest income for loans and leases included loan fees of $13,706 and $11,138 for 2003 and 2002, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three months ended March 31, 2003, as compared to the same period in 2002:

	2003	2002	% Change

	(in thousands)
Three Months Ended March 31,
Service charges on deposit accounts	$37,029	$25,974	42.6%
Trust and investment services income	9,507	8,140	16.8
Other service charges and fees	35,615	23,498	51.6
Securities gains, net	1,892	228	729.8
Other	10,791	4,784	125.6

Total noninterest income	$94,834	$62,624	51.4%

As the table above shows in detail, noninterest income increased by 51.4% for the three months ended March 31, 2003, compared to the same period in 2002. The increase in noninterest income is substantially due to higher levels of loans and deposits resulting from the expansion of our customer loan and deposit base in Bank of the West, especially those resulting from the UCB acquisition.

Approximately $1.9 million in gains on the sale of investment securities was recognized in the three months ended March 31, 2003, primarily from the sale of FHLB bonds and U.S. Treasury Notes.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three months ended March 31, 2003 as compared to the same period in 2002:

	2003	2002	% Change

	(in thousands)
Three Months Ended March 31,
Salaries and wages	$84,662	$60,094	40.9%
Employee benefits	37,646	23,482	60.3
Occupancy expense	22,320	15,614	42.9
Outside services	17,567	13,252	32.6
Intangible amortization	5,763	2,757	109.0
Equipment expense	11,156	7,729	44.3
Stationery and supplies	7,018	5,685	23.4
Advertising and promotion	5,203	4,657	11.7
Restructuring and integration costs	—	6,015	—
Other	29,325	19,813	48.0

Total noninterest expense	$220,660	$159,098	38.7%

As the table above shows in detail, noninterest expense increased by 38.7% for the three months ended March 31, 2003, compared to the same period in 2002. The increase in noninterest expense is predominately due to the UCB acquisition. Significant items include the following:

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

•	The restructuring and integration efforts related to the UCB merger are substantially complete, resulting in the decrease in the related costs.

•	The increase in salaries and wages and employee benefits is consistent with the increase to 7,713 average full-time employee equivalents for the quarter ended March 31, 2003 as compared to 5,932 for the comparable period in 2002.

•	The increase of $3.0 million in intangible amortization resulted from the amortization of the UCB core deposit intangibles.

OPERATING SEGMENT RESULTS

Bank of the West

Regional Banking segment’s net income was $30.4 million in the first quarter, compared with $16.6 million for the same period in 2002, an increase of 83%. Net interest income increased by $47.1 million, or 63%, compared with the first quarter of 2002. The increase is primarily due to the UCB acquisition, which added over 100 branches and over $3 billion in loans to the segment. Noninterest income was up $13.3 million, or 52%, in the three months ended March 31, 2003 compared with 2002 primarily due to higher service charges on a larger deposit base, primarily attributable to deposits acquired through UCB, and higher other service charges. Noninterest expense increased by $36.0 million, or 51%, over 2002 primarily due to higher staffing and operating costs associated with the larger branch network discussed above. The provision for credit losses increased by $1.7 million or 89%, as compared with 2002.

Commercial Banking segment’s net income was $35.5 million in the first quarter, compared with $12.9 million for the same period in 2002, an increase of 175%. Net interest income increased by $46.3 million, or 147%, compared with the first quarter of 2002 primarily due to a larger average loan balance for the quarter, which is primarily attributable to the UCB acquisition. Noninterest income was up $9.5 million, or 500%, in the three months ended March 31, 2003 compared with 2002 due to higher service charges on a larger deposit base, due to UCB, and higher other service charges. Noninterest expense increased by $19.4 million, or 185%, over 2002 due to higher operating costs associated with running a larger segment after the UCB acquisition. The provision for Credit Losses decreased by $1 million or 77%, as compared with 2002. A lower provision was required for the three months ended March 31, 2003 compared with 2002 primarily due to the recognition of the recoveries in March 2003 from the arbitration settlement with UFJ.

Consumer Finance segment’s net income was $14.6 million in the first quarter, compared with $11.3 million for the same period in 2002, an increase of 29%. Net interest income increased by $7.9 million, or 19%, compared with the first quarter of 2002 primarily due to higher loan volume, particularly in automobile, recreational vehicle and marine lending, and wider margins. Noninterest income was up $0.2 million, or 8%, in the three months ended March 31, 2003 compared with 2002 primarily due to gains on the sale of loans and extension fees. Noninterest expense increased by $1.1 million, or 8%, over 2002 due to higher staff and occupancy requirements associated with growth and the UCB acquisition. The provision for credit losses increased by $1.7 million or 15%, as compared with 2002.

First Hawaiian Bank

Retail Banking segment’s net income was $23.4 million in the first quarter, compared with $23.2 million for the same period in 2002, an increase of 0.9%. Net interest income decreased by $2.3 million, or 3%, compared with the first quarter of 2002. This was primarily due to the transfer of loans to the Commercial Banking Group in April 2002. Noninterest income was up $1.6 million, or 10%, in the three months ended March 31, 2003 compared with 2002 due to higher account analysis fees. Noninterest expense increased by $0.1 million over 2002. The provision for credit losses decreased by $0.5 million or 23%, as compared with 2002.

Consumer segment’s net income was $9.6 million in the first quarter, compared with $6.8 million for the same period in 2002, an increase of 41%. Net interest income increased by $2.5 million, or 14%, compared with the first quarter of 2002 primarily as a result of higher loan volume and a wider margin. Noninterest income was up $3.0 million, or 51%, in the three months ended March 31, 2003 compared with 2002, primarily due to higher merchant service income and higher gains on the sale of loans. Noninterest expense increased by $1.1 million, or 11%, over 2002. The provision for credit losses increased by $0.1 million or 5%, as compared with 2002.

Commercial Banking segment’s net income was $5.1 million in the first quarter, compared with $4.0 million for the same period in 2002, an increase of 28%. Net interest income increased by $1.8 million, or 31%, compared with the first quarter of 2002 primarily due to the transfer of loans from the Regional Banking Segment, higher volume, a wider margin and beneficial change in the loan mix. Noninterest income was up $0.1 million, or 7%, in the three months ended March 31, 2003 compared with 2002. Noninterest expense increased by $0.5 million, or 31%, over 2002.

Financial Management segment’s net income was $0.4 million in the first quarter, compared with $0.8 million for the same period in 2002, a decrease of 50%. Net interest income did not change from the first quarter of 2002. Noninterest income was down $0.4 million, or 5%, in the three months ended March 31, 2003 compared with 2002. Noninterest expense increased by $0.3 million, or 5%, over 2002 primarily due to higher salaries and retirement plan expense.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

INVESTMENT SECURITIES

Available-for-Sale

The fair value of available-for-sale securities at March 31, 2003 increased by approximately $1.4 billion, or 43.2%, compared to March 31, 2002 and increased by approximately $621 million, or 15.9%, compared to December 31, 2002. These increases are primarily attributable to the purchase of asset-backed securities, mortgage securities and securities issued by government-sponsored agencies, including the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). The purchase of securities issued directly by the U.S. Treasury and other governmental agencies and corporations also contributed to the increase.

The following table presents the amortized cost, unrealized gains and losses, and fair values of available-for-sale investment securities as of the dates indicated:

	March 31,	December 31,	March 31,
	2003	2002	2002

		(in thousands)
Amortized cost	$4,451,712	$3,860,297	$3,152,914
Unrealized gains	78,957	82,838	20,834
Unrealized losses	(2,185)	(2,366)	(11,826)

Fair value	$4,528,484	$3,940,769	$3,161,922

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. Gross realized gains and losses on available-for-sale investment securities for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002

	(in thousands)
Realized gains	$1,892	$241
Realized losses	—	(13)

Securities gains, net	$1,892	$228

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at March 31, 2003, December 31, 2002 and March 31, 2002:

	March 31, 2003		December 31, 2002		March 31, 2002

	Amount	%	Amount	%	Amount	%

			(dollars in thousands)
Commercial, financial and agricultural	$4,636,502	19.3%	$4,802,581	19.9%	$5,079,888	21.1%
Real estate:
Commercial	4,871,097	20.3	4,806,220	19.9	4,846,071	20.1
Construction	944,222	3.9	971,861	4.0	1,161,303	4.8
Residential:
Insured, guaranteed or conventional	3,850,906	16.0	4,022,810	16.7	3,767,094	15.7
Home equity credit lines	716,949	3.0	726,535	3.0	1,046,134	4.3

Total real estate loans	10,383,174	43.2	10,527,426	43.6	10,820,602	44.9

Consumer	6,305,507	26.2	6,021,510	25.0	5,458,094	22.7
Lease financing	2,344,341	9.7	2,398,681	9.9	2,326,056	9.7
Foreign	386,743	1.6	395,889	1.6	386,027	1.6

Total loans and leases	24,056,267	100.0%	24,146,087	100.0%	24,070,667	100.0%

Less allowance for credit losses	396,049		384,081		383,003

Total net loans and leases	$23,660,218		$23,762,006		$23,687,664

Total loans and leases to:
Total assets		68.9%		69.5%		72.2%
Total earning assets		83.2%		84.5%		87.2%
Total deposits		98.8%		98.3%		99.9%

The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. There was a slight decrease in total loans and leases as of March 31, 2003, as compared to December 31, 2002.

When comparing the current period to December 31, 2002, decreases of $166 million in Commercial lending and $144 million in Real Estate loans were substantially offset by an increase of $284 million or 4.7 percent in Consumer loans. When comparing the current period to March 31, 2002, decreases of $443 million in Commercial lending and $437 million in Real Estate loans were substantially offset by an increase of $847 million or 15.5% in Consumer loans. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing.

Our Foreign loans are principally in Guam and Saipan. Foreign loans as of March 31, 2003 decreased $9.1 million, or 2.3%, from December 31, 2002 and increased $716 thousand, or 0.2%, over March 31, 2002.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At March 31, 2003, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the table above.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-balance-sheet commitments were as follows at March 31, for the years indicated:

	Notional/Contract Amount
	2003	2002

	(in thousands)
Contractual Amounts Which Represent Credit Risk:
Commitments to extend credit	$7,313,461	$8,883,179
Standby letters of credit	806,596	788,565
Commercial letters of credit	78,294	56,773

NONPERFORMING ASSETS

Nonperforming assets at March 31, 2003, December 31, 2002 and March 31, 2002 are as follows:

	March 31,	December 31,	March 31,
	2003	2002	2002

	(dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$129,248	$145,222	$151,028
Real estate:
Commercial	51,185	47,377	45,043
Construction	—	—	3,000
Residential:
Insured, guaranteed, or conventional	7,909	5,460	12,094

Total real estate loans	59,094	52,837	60,137

Consumer	4,459	4,769	3,919
Lease financing	13,527	11,532	9,900
Foreign	8,758	10,088	3,968

Total nonaccrual loans and leases	215,086	224,448	228,952

Restructured:
Commercial, financial and agricultural	693	698	1,502
Real estate:
Commercial	667	694	1,094
Residential:
Insured, guaranteed, or conventional	—	—	—

Total real estate loans	667	694	1,094

Total restructured loans and leases	1,360	1,392	2,596

Total nonperforming loans and leases	216,446	225,840	231,548
Other real estate owned and repossessed personal property	18,545	19,613	24,393

Total nonperforming assets	$234,991	$245,453	$255,941

Past due loans and leases (1):
Commercial, financial and agricultural	$11,387	$9,005	$17,432
Real estate:
Commercial	5,613	2,952	1,192
Construction	907	—	2,217
Residential:
Insured, guaranteed, or conventional	2,046	5,082	2,347
Home equity credit lines	737	661	160

Total real estate loans	9,303	8,695	5,916

Consumer	1,792	1,984	2,603

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	March 31,	December 31,	March 31,
	2003	2002	2002

	(dollars in thousands)
Lease financing	393	232	84
Foreign	563	1,181	4,291

Total past due loans and leases	$23,438	$21,097	$30,326

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.98%	1.02%	1.06%
Including past due loans and leases	1.07%	1.10%	1.19%
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.67%	0.71%	0.77%
Including past due loans and leases	0.74%	0.77%	0.86%

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

Nonperforming assets at March 31, 2003 were $235 million, or 0.98%, of total loans and leases and other real estate owned and repossessed personal property (“OREO”), compared to 1.02% at December 31, 2002 and 1.06% at March 31, 2002. Nonperforming assets at March 31, 2003 were 0.67% of total assets, compared to 0.71% at December 31, 2002 and 0.77% at March 31, 2002.

Nonperforming assets at March 31, 2003 decreased by $10 million, or 4.3%, from December 31, 2002. The decrease in nonaccrual loans was primarily due to resolution of problem relationships in commercial lending, partially offset by increases in nonaccrual real estate loans. Nonperforming assets at March 31, 2003 decreased by $21 million, or 8.2%, from March 31, 2002. The decrease was primarily attributable to decreases in nonaccrual commercial, financial and agricultural loans, which were partially offset by increases in nonaccrual real estate-commercial loans and lease financing. Foreign nonperforming assets decreased at March 31, 2003 by $1 million or 13.2% from December 31, 2002, but increased by $5 million, or 120.7% from March 31, 2002, primarily due to loans in Guam. However, our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component (1.6%) of our total loan portfolio at March 31, 2003.

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

Nonaccrual loans and leases are generally returned to accrual status when they: (1) become current as to principal and interest and have demonstrated a sustained period of payment performance or (2) become both well secured and in the process of collection.

Other than the loans listed, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan under existing terms. Loans past due 90 days or more and still accruing interest totaled $23 million at March 31, 2003, an increase of $2 million or 11.1%, from December 31, 2002, but a decrease of $7 million, or 22.7%, from March 31, 2002. The increase at March 31, 2003 compared to December 31, 2002 was primarily due to real estate-commercial and commercial, financial and agricultural loans. The decrease at March 31, 2003 compared to March 31, 2002 was primarily due to commercial, financial and agricultural and foreign loans, partially offset by real estate-commercial loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,

	2003		2002

	(dollars in thousands)
Loans and leases outstanding (end of period)	$24,056,267		$24,070,667

Allowance for credit losses:
Balance at beginning of period	$384,081		$194,654

Allowance purchased	—		210,000
Loans and leases charged off:
Commercial, financial and agricultural	9,257		28,685
Real estate:
Commercial	123		66
Residential	370		394
Consumer	15,303		12,875
Lease financing	6,083		6,033
Foreign	841		475

Total loans and leases charged off	31,977		48,528

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	16,432		2,724
Real estate:
Commercial	91		130
Construction	34		220
Residential	296		202
Consumer	2,747		2,191
Lease financing	1,543		1,252
Foreign	112		151

Total recoveries on loans and leases previously charged off	21,255		6,870

Net charge-offs	(10,722)		(41,658)

Provision for credit losses	22,690		20,007

Balance at end of period	$396,049		$383,003

Net loans and leases charged off to average loans and leases	0.18	%(1)	1.00	%(1)
Net loans and leases charged off to allowance for credit losses	10.83	%(1)	44.11	%(1)
Allowance for credit losses to total loans and leases (end of period)	1.65%		1.59%
Allowance for credit losses to nonperforming loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	1.83	x	1.65	x
Including 90 days past due accruing loans and leases	1.65	x	1.46	x

(1) Annualized.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

The provision for credit losses for the first three months of 2003 was $22.7 million, an increase of $2.7 million, or 13.4%, compared to the same period in 2002. The provision for credit losses is based upon our judgment as to the adequacy of the allowance for credit losses (the “Allowance”) to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

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

•
Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate-construction (which accounted for only 3.9% of total loans and leases at March 31, 2003), as well as Hawaiian commercial real estate and agricultural loans.

•
Reduced Participation in Syndicated National Credits. We are in the process of exiting from the syndicated national credit and media finance areas. At March 31, 2003, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 13.4%.

•
Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 59% of our lease financing portfolio and 16% of our combined lease financing and consumer loans at March 31, 2003), we obtain third-party insurance for the estimated residual value of the leased vehicle.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION AND ALLOWANCE FOR CREDIT LOSSES, Continued

Charge-offs were $32.0 million for the three months ended March 31, 2003, a decrease of $16.6 million, or 34.1%, over the same period in 2002. Charge-offs were higher in the three months ended March 31, 2002 primarily due to charge-offs required in late March on the UCB portfolio. These charge-offs were contested with UFJ and settlement, resulting in $13.6 million of recoveries, was reached this quarter, as discussed in note 2.

For the three months ended March 31, 2003, recoveries increased by $14.4 million, or 209.4%, compared to the same period in 2002. The increase in recoveries was primarily in commercial, financial and agricultural loans, due to the settlement with UFJ discussed above.

Net charge-offs for the three months ended March 31, 2003 were 0.18% of average loans and leases (annualized) compared to 1.00% (annualized) for the same period in 2002.

The Allowance increased to 1.83 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at March 31, 2003 from 1.65 times at March 31, 2002. The increase in the ratio is principally due to a decrease in nonperforming loans and leases and the higher allowance resulting from $13.6 million of recoveries recognized from the UFJ settlement.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at March 31, 2003. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

DEPOSITS

Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At March 31, 2003, total deposits were $24.3 billion, a decrease of 1% from December 31, 2002, and an increase of 1% over March 31, 2002. The increase was primarily due to the growth in our customer deposit base and various deposit product programs that we initiated.

During the 12-month period from April 1, 2002 to March 31, 2003, the benchmark federal funds rate was decreased by 50 basis points contributing to lower interest rates on deposits.

INCOME TAXES

Our effective income tax rate (exclusive of the tax equivalent adjustment) for the three months ended March 31, 2003 was 38.8%, as compared to 39.4% for the same period in 2002.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities. We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments that can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 18.4% of total assets at March 31, 2003, compared to 17.7% at December 31, 2002.

Intermediate and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans. We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the three months ended March 31, 2003 were $24.1 billion, compared to $22.3 billion for the year ended December 31, 2002. Average total deposits funded 70% of average total assets for the three months ended March 31, 2003 and 71% for the year ended December 31, 2002.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

We also obtain short-term liquidity from ready access to regional and national wholesale funding sources, including issuing our own certificates of deposit, purchasing federal funds, selling securities under agreements to repurchase, arranging lines of credit from other banks and obtaining credit facilities from the Federal Home Loan Banks. Additional information on short-term borrowings is provided in Note 10 to the Consolidated Financial Statements on pages 55 and 56 of our 2002 Annual Report on Form 10-K. Offshore deposits in the international market provide another available source of funds.

Funds taken in the intermediate and longer-term markets are structured to avoid concentration of maturities and to reduce refinancing risk. We also attempt to diversify the types of instruments issued to avoid undue reliance on any one market.

Liquidity for the parent company is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets and the ability to obtain resources from BNP Paribas.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL

Stockholder’s equity increased to $3,969 million at March 31, 2003 from $3,867 million at December 31, 2002, an increase of $102 million, or 2.6%. Stockholder’s equity at March 31, 2003 increased as compared to March 31, 2002 by $304 million, or 8.3%. The increase between March 31, 2003 and December 31, 2002 was primarily due to net income earned by the Company during the three-month period. The increase between March 31,2003 and March 31, 2002 was primarily due to net income earned during the twelve month period and unrealized gains on investment securities and cash flow hedge derivatives. These increases were partially offset by a $167 million adjustment to properly reflect BNP Paribas’ accounting basis in BancWest following its purchase on December 19, 2001 of the remaining 55% of outstanding voting stock it did not already own. This adjustment is reflected as a decrease in the “surplus” category of the Company’s stockholder’s equity.

Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum amounts of Tier 1 Capital and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of March 31, 2003 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Risk-Weighted Assets:
Bank of the West	$2,219,050	10.29%	$862,290	4.00%	$1,293,435	6.00%
First Hawaiian	762,652	11.66	261,661	4.00	392,491	6.00
Total Capital to Risk-Weighted Assets:
Bank of the West	$2,714,230	12.59%	$1,724,580	8.00%	$2,155,725	10.00%
First Hawaiian	918,808	14.05	523,321	8.00	654,152	10.00
Tier 1 Capital to Average Assets:
Bank of the West	$2,219,050	9.48%	$936,225	4.00%	$1,170,281	5.00%
First Hawaiian	762,652	9.38	325,076	4.00	406,345	5.00

We elected to become a financial holding company concurrent with the BNP Paribas acquisition. Because of this election, only our depository institution subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. If these subsidiaries fail to meet minimum capital requirements, the Federal agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

SPECIAL PURPOSE ENTITIES

A special purpose entity (“SPE”) is a separate legal entity created by a sponsor to carry out a specified purpose. We are involved in three special purpose entities: BWE Trust and FH Trust are both fully consolidated subsidiaries of BancWest Corporation. The purpose of these entities is to allow for the issuance of capital securities that qualify for inclusion in Tier 1 regulatory capital. We have issued to BWE Trust and FH Trust junior subordinated deferrable interest debentures in return for either capital securities, which we then issued to the public, in the case of BWE Trust, or the proceeds from capital securities that were issued from FH Trust. We report the debt issued to BWE Trust and FH Trust on our Consolidated Balance Sheets as “Guaranteed preferred beneficial interests in Company’s junior subordinated debentures.” We include the interest payments related to these debentures on our Consolidated Statements of Income and Consolidated Statements of Cash Flows as interest expense on long-term debt.

REFIRST, Inc. is an SPE that was created by a nonrelated third party to construct, finance and hold title to our administrative headquarters building in Honolulu, First Hawaiian Center (“FHC”). We entered into a noncancelable operating lease for FHC with REFIRST, Inc. that terminates on December 1, 2003. Under current accounting guidance, we do not need to consolidate REFIRST, Inc. into our Consolidated Financial Statements. However, generally accepted accounting principles regarding the consolidation of REFIRST, Inc. into our Consolidated Financial Statements are set to change upon the implementation in July 2003 of FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN No. 46 establishes new guidance on the accounting and reporting for the consolidation of variable interest entities. The principal objective of FIN No. 46 is to require the primary beneficiary of a variable interest entity to consolidate the variable interest entity’s assets, liabilities and results of operations in the entity’s own financial statements. Accordingly, FIN No. 46 requires the consolidation of REFIRST, Inc. Upon implementation of FIN No. 46, FHC and the related notes and equity for its financing will be included in our Consolidated Balance Sheets. In addition, the depreciation expense of FHC and interest expense on the financing will be included on our Consolidated Statements of Income and Consolidated Statements Cash Flows on a prospective basis. The provisions of FIN No. 46 require us to record a cumulative effect of an accounting change upon its implementation. The amount of such cumulative effect has not been quantified. We have communicated to FHC’s owners our intent to purchase it at the end of the lease term for a purchase price of approximately $194 million, which is equal to the outstanding notes and equity. For the three months ended March 31, 2003, we recorded approximately $1.9 million in occupancy expense for the lease of FHC.

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company models its net interest income in order to quantify its exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up and down in 100 basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g. periodic interest rate caps or floors on loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, swaptions, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (“flat rate scenario”) to determine the level of interest rate risk at that time.

The projected impact of 100 basis-point incremental increases and decreases in interest rates on the Company’s consolidated net interest income over the 12 months beginning April 1, 2003 and January 1, 2003 is shown below:

(dollars in millions)	+ 3%	+2%	+1%	Flat	-1%

April 1, 2003
Net Interest Income	$1,305.2	$1,299.2	$1,289.1	$1,278.3	$1,244.3
Difference from flat	26.9	20.9	10.8	—	(34.0)
% variance	2.1%	1.6%	0.8%	—%	(2.7)%
January 1, 2003
Net Interest Income	$1,308.2	$1,303.3	$1,294.3	$1,280.6	$1,246.3
Difference from flat	27.6	22.7	13.7	—	(34.3)
% variance	2.2%	1.8%	1.1%	—%	(2.7)%

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve and spreads between benchmark rates.

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

BancWest Corporation and Subsidiaries
CONTROLS AND PROCEDURES

Item 4.      Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman and chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chairman and chief executive officer and its chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

12	Statement regarding computation of ratios.

(b) Reports on Form 8-K	None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

Date: May 14, 2003	By	/s/ Douglas C. Grigsby

(Douglas C. Grigsby
Executive Vice President, Chief
Financial Officer and Treasurer
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

Date: May 14, 2003

\

CERTIFICATION

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

/s/ Douglas C. Grigsby

Name: Douglas C. Grigsby
Title: Executive Vice President, Chief Financial Officer and Treasurer

Date: May 14, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit

12	Statement regarding computation of ratios.