Form 10-Q
period 2003-06-30
BANCWEST CORP/HI
filed 2003-08-14
CIK 36377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ☐  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 1, 2003 the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding

Class A Common Stock, $0.01 Par Value	85,759,123 Shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS, Continued
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
NEW PRONOUNCEMENTS
FORWARD-LOOKING STATEMENTS
MONETARY POLICY AND ECONOMIC CONDITIONS
CRITICAL ACCOUNTING POLICIES
CONSOLIDATED FINANCIAL HIGHLIGHTS
NET INTEREST INCOME
NONINTEREST INCOME
NONINTEREST EXPENSE
OPERATING SEGMENT RESULTS
INVESTMENT SECURITIES
LOANS AND LEASES
NONPERFORMING ASSETS
PROVISION AND ALLOWANCE FOR CREDIT LOSSES
DEPOSITS
LIQUIDITY MANAGEMENT
CAPITAL
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 10.8
EXHIBIT 12
EXHIBIT 31.1
EXHIBIT 31.2

BANCWEST CORPORATION

FORM 10-Q
June 30, 2003

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Interest income
Interest and fees on loans	$339,864	$370,008	$678,123	$626,237
Lease financing income	33,314	36,240	69,342	72,966
Interest on investment securities:
Taxable interest income	44,071	39,699	85,868	73,961
Exempt from Federal income taxes	183	190	337	234
Other interest income	1,932	1,553	3,170	3,576

Total interest income	419,364	447,690	836,840	776,974

Interest expense
Deposits	47,724	78,778	100,871	142,407
Short-term borrowings	3,538	10,263	7,234	16,056
Long-term debt	46,777	36,755	92,171	72,137

Total interest expense	98,039	125,796	200,276	230,600

Net interest income	321,325	321,894	636,564	546,374
Provision for credit losses	18,860	22,902	41,550	42,909

Net interest income after provision for credit losses	302,465	298,992	595,014	503,465

Noninterest income
Service charges on deposit accounts	38,561	36,561	75,590	62,535
Trust and investment services income	9,858	10,252	19,365	18,392
Other service charges and fees	39,230	31,912	74,845	55,410
Securities gains, net	1,466	456	3,358	684
Other	11,459	9,248	22,250	14,032

Total noninterest income	100,574	88,429	195,408	151,053

Noninterest expense
Salaries and wages	81,977	86,463	166,639	146,557
Employee benefits	39,390	35,675	77,036	59,157
Occupancy expense	22,594	23,495	44,914	39,109
Outside services	18,274	19,770	35,841	33,152
Intangible amortization	5,764	5,763	11,527	8,520
Equipment expense	12,437	14,480	23,593	22,209
Restructuring and integration costs	—	2,738	—	8,753
Other	49,353	40,436	90,899	70,461

Total noninterest expense	229,789	228,820	450,449	387,918

Income before income taxes	173,250	158,601	339,973	266,600
Provision for income taxes	65,588	62,023	130,230	104,605

Net income	$107,662	$96,578	$209,743	$161,995

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,	June 30,
	2003	2002	2002

	(in thousands)
Assets
Cash and due from banks	$1,501,846	$1,761,261	$1,457,969
Interest-bearing deposits in other banks	54,109	2,098	169,263
Federal funds sold and securities purchased under agreements to resell	286,600	430,056	322,175
Trading assets	64,173	43,430	36,247
Available-for-sale investment securities	5,143,855	3,940,769	3,433,738
Loans held for sale	60,063	85,274	42,405
Loans and leases:
Loans and leases	25,008,420	24,146,087	24,120,405
Less allowance for credit losses	391,518	384,081	387,272

Net loans and leases	24,616,902	23,762,006	23,733,133

Premises and equipment, net	390,218	380,272	400,294
Customers’ acceptance liability	32,567	25,945	15,632
Core deposit intangible, net	198,884	210,411	221,938
Goodwill	3,226,851	3,229,200	3,384,904
Other real estate owned and repossessed personal property	18,049	19,613	22,566
Other assets	853,569	858,932	742,445

Total assets	$36,447,686	$34,749,267	$33,982,709

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$16,934,857	$16,720,767	$17,068,061
Noninterest-bearing	7,363,849	7,144,929	6,300,200
Foreign	736,997	691,783	740,738

Total deposits	25,035,703	24,557,479	24,108,999

Federal funds purchased and securities sold under agreements to repurchase	1,386,713	791,476	940,415
Short-term borrowings	1,062,819	733,274	1,690,115
Acceptances outstanding	32,567	25,945	15,632
Long-term debt	3,519,174	3,376,947	2,087,635
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	262,951	259,191	260,583
Other liabilities	1,060,109	1,137,473	1,079,851

Total liabilities	$32,360,036	$30,881,785	$30,183,230

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	June 30,	December 31,	June 30,
	2003	2002	2002

	(in thousands, except per share data)
Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $.01 per share at June 30, 2003, December 31, 2002 and June 30, 2002 Authorized - 150,000,000 shares at June 30, 2003, December 31, 2002 and June 30, 2002 Issued - 85,759,123 shares at June 30, 2003, December 31, 2002 and June 30, 2002	$858	$858	$858
Surplus	3,419,927	3,419,927	3,587,403
Retained earnings	579,377	369,634	170,297
Accumulated other comprehensive income, net	87,488	77,063	40,921

Total stockholder’s equity	4,087,650	3,867,482	3,799,479

Total liabilities and stockholder’s equity	$36,447,686	$34,749,267	$33,982,709

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

					Accumulated
	Class A				Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income, net	Total

	(in thousands, except share data)
Balance, December 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482
Comprehensive income:
Net income	—	—	—	209,743	—	209,743
Net unrealized gain on investment securities available for sale, net of tax and reclassification adjustment	—	—	—	—	5,865	5,865
Net unrealized gain on cash-flow derivative hedges, net of tax and reclassification adjustment	—	—	—	—	4,560	4,560

Comprehensive income	—	—	—	209,743	10,425	220,168

Balance, June 30, 2003	85,759,123	$858	$3,419,927	$579,377	$87,488	$4,087,650

Balance, December 31, 2001	56,074,874	$561	$1,985,275	$8,302	$7,782	$2,001,920
Comprehensive income:
Net income	—	—	—	161,995	—	161,995
Net unrealized gain on investment securities available for sale, net of tax and reclassification adjustment	—	—	—	—	21,946	21,946
Net unrealized gain on cash-flow derivative hedges, net of tax and reclassification adjustment	—	—	—	—	11,193	11,193

Comprehensive income	—	—	—	161,995	33,139	195,134

Issuance of Class A common stock	29,684,249	297	1,599,703	—	—	1,600,000

Discounted Share Purchase Plan	—	—	2,425	—	—	2,425

Balance, June 30, 2002	85,759,123	$858	$3,587,403	$170,297	$40,921	$3,799,479

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$209,743	$161,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41,550	42,909
Depreciation and amortization	36,387	31,017
(Decrease) increase in deferred income taxes	(1,114)	100,293
Increase in interest receivable	(11,026)	(65,274)
Increase in interest payable	1,730	18,044
Decrease (increase) in prepaid expenses	8,184	(28,385)
Increase in accrued restructuring and integration costs	—	8,753
Increase in trading assets	(20,743)	(36,247)
Decrease (increase) in loans held for sale	25,211	(14,004)
Securities gains, net	(3,358)	(684)
Other	(77,262)	38,506

Net cash provided by operating activities	209,302	256,923

Cash flows from investing activities:
Net increase in interest-bearing deposits in other banks	(52,011)	(59,328)
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	143,456	(53,175)
Proceeds from maturity of available-for-sale investment securities	1,019,795	320,978
Proceeds from the sale of available-for-sale securities	339,376	126,059
Purchase of available-for-sale investment securities	(2,549,001)	(856,639)
Net increase in loans and leases from originations and collections	(562,937)	(411,322)
Purchase of loans and leases	(786,458)	(10,245)
Proceeds from the sale of loans	455,284	170,098
Net cash paid for acquisitions	—	(1,793,000)
Purchase of premises and equipment	(22,513)	(10,545)
Other	2,510	(326)

Net cash used in investing activities	(2,012,499)	(2,577,445)

Cash flows from financing activities:
Net increase in deposits	478,224	401,822
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	595,237	(41,906)
Net increase in other short-term borrowings	329,545	1,296,179
Proceeds from long-term debt	315,000	140,000
Repayment of long-term and subordinated debt	(174,224)	(354,866)
Proceeds from issuance of Class A common stock	—	1,600,000

Net cash provided by financing activities	1,543,782	3,041,229

Net (decrease) increase in cash and due from banks	(259,415)	720,707
Cash and due from banks at beginning of period	1,761,261	737,262

Cash and due from banks at end of period	$1,501,846	$1,457,969

Supplemental disclosures:
Interest paid	$198,546	$212,556

Income taxes paid	$129,311	$4,312

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$4,249	$7,790

Loans made to facilitate the sale of other real estate owned	$1,218	$110

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$—	$10,959,000
Cash paid	—	(1,793,000)

Liabilities assumed	$—	$9,166,000

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Summary of Significant Accounting Policies

     Descriptions of the significant accounting policies of BancWest Corporation and Subsidiaries (BancWest, the Company or we/our) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. There have been no significant changes to these policies.

     Reclassifications

     The 2002 Consolidated Financial Statements were reclassified in certain respects to conform to the 2003 presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2.    Mergers and Acquisitions

United California Bank Acquisition

     On March 15, 2002, BancWest completed its acquisition of all outstanding common stock of United California Bank (UCB) from UFJ Bank Ltd. of Japan (UFJ). UCB was subsequently merged with and into Bank of the West in April 2002 and its branches were integrated into the Company’s branch network system in the third quarter of 2002. On the date of acquisition by BancWest, UCB had 115 branches (located exclusively in California), total assets of $10.1 billion, net loans of $8.5 billion and total deposits of $8.2 billion. The preceding amounts do not include purchase price adjustments. UCB’s strong presence in Southern California complements BancWest’s existing network in Northern California, Nevada, New Mexico and the Pacific Northwest. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002. The purchase price of approximately $2.4 billion was paid in cash and accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital and lending the Company $800 million. We expect to achieve cost savings for the combined company of approximately $75 million per year beginning in 2003. These anticipated cost savings primarily involve compensation and occupancy-related expenses.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     BancWest incurred expenses associated with exiting certain branches, operational centers and technology platforms of the pre-merged Bank of the West, as well as certain other conversion and restructuring expenses, totaling approximately $18 million. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition. BancWest established a severance reserve of approximately $40.5 million. Approximately 750 employees throughout the combined organization have been or will be displaced in conjunction with the acquisition. As of June 30, 2003, this initiative was substantially complete. In addition to the severance reserve, we recorded the following accruals: $34.5 million for losses on subleases, $8.0 million for contract cancellations, $1.3 million for relocation and other. From the date of acquisition to June 30, 2003, we made the following adjustments to the reserves: $6.9 million increase for severance, $7.5 million decrease for losses on subleases, $4.9 million increase for contract cancellations and $0.2 million decrease for relocation. In addition, the reserves were decreased as follows: $36.6 million for severance payments, $7.9 million for sublease loss amortization, $7.9 million for contract cancellation payments and $0.9 million for relocation and other payments.

     The following unaudited pro forma financial information for the three and six months ended June 30, 2002, assumes that the UCB acquisition occurred as of January 1, 2002, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the UCB acquisition been consummated as of January 1, 2002:

	Pro Forma Financial Information Period
	Ended June 30, 2002

	Three Months	Six Months

	(in thousands)
Net Interest Income	$320,577	$633,591
Provision for Credit Losses	22,902	59,328
Noninterest Income	88,429	170,979
Noninterest Expense	226,113	456,022
Income Tax Expense	62,586	111,842

Net Income	$97,405	$177,378

     In conjunction with the purchase of UCB from UFJ Bank Ltd. of Japan, there were certain items that were in dispute. The disputed items were related to UCB’s loan charge-offs and its deferred tax liability. In March 2003, an arbitrator decided in favor of BancWest on both matters. Interest on the disputed amounts totaled $0.8 million, which was recognized in other income during the first quarter of 2003. The resolution of the loan charge-off issue was a receivable due from UFJ of $8.9 million, an increase to our allowance for credit losses of $13.6 million, representing recoveries of loans charged off by BancWest, and a related decrease to our deferred tax liability of $4.7 million. Upon resolution of the deferred tax issue during the first quarter of 2003, we reassessed the adequacy of UCB’s deferred tax liability and reduced the related goodwill by $14.9 million. All cash due from UFJ as a result of the arbitrator’s decision was received in April 2003.

3.    Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three and six months ended June 30, 2003.

     Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments (fair value hedges). At June 30, 2003, the Company carried an interest rate swap of $2.8 million with a fair market value loss of $0.9 million that was categorized as a fair value hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%.

     At June 30, 2003, we carried a $150 million interest rate swap with BNP Paribas to hedge obligations under the 9.5% BancWest Capital I Quarterly Income Preferred Securities. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value gain of the swap at June 30, 2003 was $5.3 million.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     Cash Flow Hedges

     At June 30, 2003, the Company carried interest rate swaps of $600 million with a fair market value gain of $64.6 million which were categorized as cash flow hedges, to hedge our LIBOR-based commercial loans. The interest rate swaps were entered into during 2001 by UCB and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $11.7 million from January 1, 2003 through June 30, 2003. The Company estimates net settlement gains, recorded as commercial loan interest income, of $25.4 million over the next twelve months resulting from these hedges.

     During June 2003, the Company entered into interest rate swaps totaling $50 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. The swaps mature as follows: $20 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.64% to 4.47% and receive 3 month LIBOR. There has been no effect on net income from these swaps year-to-date 2003. The Company estimates a net increase to interest expense of $1.4 million over the next twelve months resulting from these hedges.

Free-standing Derivative Instruments

     Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with best efforts forward sale contracts. The commitments and free-standing derivative instruments are marked to market and recorded as a component of noninterest income in the consolidated statement of income. Once a loan commitment is funded, the same forward sale contract is designated as a fair value hedge of the loan held for sale, as described above. Trading activities primarily involve providing various free-standing interest rate and foreign exchange derivative products to customers. Interest rate derivative instruments utilized by the Company in its trading operations include interest rate swaps, caps, floors and collars.

     The following table summarizes derivatives held by the Company as of June 30, 2003 and 2002:

	2003			2002

Contractual Amounts Which		Credit			Credit
Represent	Notional	Risk	Net Fair	Notional	Risk	Net Fair
Credit Risk:	Amount	Amount	Value	Amount	Amount	Value

	(in thousands)
Held for hedge purposes:
Interest rate swaps	$802,764	$69,875	$69,019	$603,731	$31,632	$30,974
Held for trading or free-standing:
Interest rate swaps	1,423,301	34,504	(7,629)	1,190,938	18,740	(5,129)
Purchased interest rate options	65,329	827	827	70,117	1,022	534
Written interest rate options	80,732	—	(388)	75,835	—	(164)
Forward interest rate options	54,000	—	(11)	—	—	—
Rate locks	78,000	250	250	—	—	—
Commitments to purchase and sell foreign currencies	444,942	7,396	123	530,493	10,052	463
Purchased foreign exchange options	45,194	667	667	—	—	—
Written foreign exchange options	45,194	—	(667)	—	—	—

4.    Operating Segments

     Our reportable segments are the ones we use in our internal reporting at Bank of the West and First Hawaiian Bank (First Hawaiian). Bank of the West’s segments operate primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. As discussed below, certain Bank of the West segments conduct business nationwide. Although First Hawaiian’s segments operate primarily in Hawaii, First Hawaiian also has significant operations outside the state, such as leveraged leases, international banking and branches in Guam and Saipan.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Bank of the West

     Bank of the West manages its operations through three business segments: Regional Banking, Commercial Banking and Consumer Finance.

Regional Banking:

     Regional Banking seeks to serve a broad customer base by furnishing a wide range of retail and commercial banking products. Deposit products offered by this segment include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts and time deposits. Regional Banking utilizes its branch network as its principal funding source. Bank of the West’s telephone banking service, a network of automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts.

     Through its branch network, this business segment originates a variety of consumer loans, including direct vehicle loans, lines of credit and second mortgages. In addition, Regional Banking originates and holds a portfolio of first mortgage loans on one- to four-family residences. Through its commercial banking operations conducted from its branch network, Regional Banking offers a wide range of commercial banking products intended to serve the needs of smaller community-based businesses. These include in-branch originations of standardized loan and deposit products for businesses with relatively simple banking and financing needs. More complex and customized commercial banking services are offered through Bank of the West’s regional banking centers, which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the relevant market areas. Regional Banking also provides a number of fee-based products and services such as annuities, insurance and securities brokerage.

     The Regional Banking Segment includes a Business Banking Division which supports commercial lending activities for middle market business customers through Business Banking centers located throughout California, as well as Portland, Oregon, Reno and Las Vegas, Nevada and Albuquerque, New Mexico. The Regional Banking Segment also includes a Pacific Rim Division which offers multilingual services through a branch network in predominately Asian American communities in California, with specialized domestic and international products and services for both individuals and companies.

Commercial Banking:

     The Commercial Banking Segment supports business clients with revenues between $25 million and $350 million. This segment’s clients include those engaged in agribusiness, real estate industries, as well as, churches, Small Business Administration (SBA) and equipment leasing clients. Equipment leasing is available through the Bank’s commercial offices, branches, brokers across the nation and its subsidiary, Trinity Capital. Trinity specializes in nationwide vendor leasing and servicing programs for manufacturers in specific markets.

     Services offered include cash management, trade finance, correspondent banking services and syndication of commercial credits exceeding $30 million.

Consumer Finance:

     The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes Bank of the West’s wholly-owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. Essex has office locations throughout the United States and sells substantially all of its loans to investors servicing released for a fee.

First Hawaiian Bank

     First Hawaiian manages its operations through the following business segments: Retail Banking, Consumer Banking, Commercial Banking and Financial Management.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Retail Banking:

     First Hawaiian’s Retail Banking Segment operates its main banking office in Honolulu, Hawaii, and 55 other banking offices located throughout Hawaii. First Hawaiian also operates three branches in Guam and two branches in Saipan.

     The focus of First Hawaiian’s retail/community banking strategy is primarily in Hawaii, where it has a 40% market share of the domestic bank deposits of individuals, corporations and partnerships in the state as of June 30, 2003. Thanks to its significant market share in Hawaii, First Hawaiian already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

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

Financial Management:

     Trust and Investment Services: First Hawaiian’s Financial Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At June 30, 2003, the Trust and Investments Division had approximately 4,000 accounts with a market value of $8.2 billion. Of this total, $6.0 billion represented assets in nonmanaged accounts and $2.2 billion were managed assets.

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

     BancWest Corporation and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West				First Hawaiian Bank

	Regional	Commercial	Consumer		Retail		Commercial	Financial
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Consumer	Banking	Management	Other(2)

Three Months Ended June 30, 2003:
Net interest income	$120.7	$78.2	$50.7	$19.8	$66.3	$21.3	$7.7	$0.1	$(9.1)
Noninterest income	41.6	14.0	3.5	5.1	16.1	8.5	1.6	7.9	2.4
Noninterest expense	109.4	30.0	15.6	6.2	45.3	11.5	2.3	6.9	(3.4)
Provision for credit losses	4.3	(4.1)	16.8	—	1.8	2.4	—	—	(0.3)
Tax Provision (benefit)	19.2	26.2	8.6	5.9	13.5	6.0	2.1	—	(0.6)

Net income (loss)	$29.4	$40.1	$13.2	$12.8	$21.8	$9.9	$4.9	$1.1	$(2.4)

Segment Assets at June 30	$7,608	$8,367	$7,550	$4,288	$3,311	$1,458	$1,036	$15	$3,549
Segment goodwill at June 30	1,214	706	308	—	650	216	118	10	—
Average assets	$7,334	$8,208	$7,413	$3,623	$3,289	$1,440	$1,028	$14	$3,425
Average loans	5,342	6,931	7,096	—	2,452	1,242	883	1	433
Average deposits	13,785	2,744	14	1,188	6,464	8	17	49	151
Three Months Ended June 30, 2002:
Net interest income	$133.2	$75.5	$43.3	$18.3	$65.2	$17.6	$7.6	$—	$(8.3)
Noninterest income	39.4	9.7	2.9	7.7	16.0	5.6	1.7	6.7	1.0
Noninterest expense	111.8	28.1	14.1	14.8	43.5	10.3	2.0	5.9	(3.1)
Provision for credit losses	2.6	2.1	13.7	—	1.9	2.4	0.3	—	(0.1)
Tax Provision (benefit)	23.5	22.2	7.4	3.7	13.7	4.0	2.3	0.3	(1.7)

Net income (loss)	$34.7	$32.8	$11.0	$7.5	$22.1	$6.5	$4.7	$0.5	$(2.4)

Segment Assets at June 30	$7,858	$8,022	$6,569	$3,033	$3,208	$1,403	$1,107	$14	$3,137
Segment goodwill at June 30	1,208	704	306	—	650	216	118	10	—
Average assets	$7,912	$8,193	$6,292	$2,637	$3,288	$1,397	$1,091	$13	$2,894
Average loans	5,987	7,050	5,970	—	2,428	1,179	980	—	560
Average deposits	13,636	2,331	13	1,661	5,986	10	17	42	188

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other	Reconciling	Consolidated
(in millions)	BancWest(3)	Items(4)	Totals

Three Months Ended June 30, 2003:
Net interest income	$(34.5)	$0.1	$321.3
Noninterest income	—	(0.1)	100.6
Noninterest expense	6.2	(0.2)	229.8
Provision for credit losses	(2.0)	—	18.9
Tax Provision (benefit)	(15.6)	0.3	65.6

Net income (loss)	$(23.1)	$(0.1)	$107.6

Segment Assets at June 30	$7,107	$(7,841)	$36,448
Segment goodwill at June 30	5	—	3,227
Average assets	$7,076	$(7,740)	$35,110
Average loans	60	(20)	24,420
Average deposits	—	(81)	24,339
Three Months Ended June 30, 2002:
Net interest income	$(30.7)	$0.2	$321.9
Noninterest income	(2.3)	—	88.4
Noninterest expense	1.4	—	228.8
Provision for credit losses	—	—	22.9
Tax Provision (benefit)	(13.4)	—	62.0

Net income (loss)	$(21.0)	$0.2	$96.6

Segment Assets at June 30	$7,335	$(7,703)	$33,983
Segment goodwill at June 30	173	—	3,385
Average assets	$7,303	$(7,618)	$33,402
Average loans	60	(3)	24,211
Average deposits	—	—	23,884

	Bank of the West				First Hawaiian Bank

	Regional	Commercial	Consumer		Retail		Commercial	Financial
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Consumer	Banking	Management	Other(2)

Six Months Ended June 30, 2003:
Net interest income	$242.6	$155.9	$100.4	$35.4	$131.2	$41.3	$15.4	$0.2	$(17.2)
Noninterest income	80.3	25.4	6.2	10.6	33.8	17.4	3.2	14.8	3.8
Noninterest expense	216.0	59.9	31.0	12.7	88.8	22.8	4.4	13.2	(5.7)
Provision for credit losses	7.9	(3.8)	29.6	—	3.5	4.6	—	—	0.2
Tax Provision (benefit)	39.2	49.6	18.2	11.7	27.5	11.8	4.2	0.3	(1.8)

Net income (loss)	$59.8	$75.6	$27.8	$21.6	$45.2	$19.5	$10.0	$1.5	$(6.1)

Segment Assets at June 30	$7,608	$8,367	$7,550	$4,288	$3,311	$1,458	$1,036	$15	$3,549
Segment goodwill at June 30	1,214	706	308	—	650	216	118	10	—
Average assets	$7,329	$8,199	$7,257	$3,405	$3,277	$1,434	$1,041	$14	$3,411
Average loans	5,320	6,923	6,929	—	2,436	1,235	898	1	457
Average deposits	13,660	2,667	14	1,293	6,428	9	19	50	153
Six Months Ended June 30, 2002:
Net interest income	$220.6	$109.0	$85.1	$25.8	$132.4	$35.1	$13.5	$0.1	$(16.1)
Noninterest income	64.8	11.6	5.4	8.9	32.2	11.5	3.2	14.0	0.6
Noninterest expense	182.4	38.6	28.4	21.0	86.9	20.5	3.6	11.9	(7.7)
Provision for credit losses	4.5	3.4	24.8	—	4.1	4.5	0.3	—	1.3
Tax Provision (benefit)	39.7	31.7	15.0	4.7	28.3	8.3	4.1	0.9	(3.3)

Net income (loss)	$58.8	$46.9	$22.3	$9.0	$45.3	$13.3	$8.7	$1.3	$(5.8)

Segment Assets at June 30	$7,858	$8,022	$6,569	$3,033	$3,208	$1,403	$1,107	$14	$3,137
Segment goodwill at June 30	1,208	704	306	—	650	216	118	10	—
Average assets	$5,849	$5,996	$6,418	$2,075	$3,410	$1,368	$968	$13	$2,875
Average loans	4,220	5,131	6,046	—	2,547	1,146	862	—	583
Average deposits	11,476	1,344	15	1,431	5,918	10	22	51	194

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other	Reconciling	Consolidated
(in millions)	BancWest(3)	Items(4)	Totals

Six Months Ended June 30, 2003:
Net interest income	$(68.8)	$0.1	$636.5
Noninterest income	—	(0.1)	195.4
Noninterest expense	7.5	(0.2)	450.4
Provision for credit losses	—	(0.4)	41.6
Tax Provision (benefit)	(30.9)	0.4	130.2

Net income (loss)	$(45.4)	$0.2	$209.7

Segment Assets at June 30	$7,107	$(7,841)	$36,448
Segment goodwill at June 30	5	—	3,227
Average assets	$7,006	$(7,621)	$34,752
Average loans	60	(25)	24,234
Average deposits	—	(63)	24,230
Six Months Ended June 30, 2002:
Net interest income	$(59.3)	$0.2	$546.4
Noninterest income	(1.3)	0.1	151.0
Noninterest expense	2.1	0.2	387.9
Provision for credit losses	—	—	42.9
Tax Provision (benefit)	(24.8)	—	104.6

Net income (loss)	$(37.9)	$0.1	$162.0

Segment Assets at June 30	$7,335	$(7,703)	$33,983
Segment goodwill at June 30	173	—	3,385
Average assets	$6,294	$(6,642)	$28,624
Average loans	60	(39)	20,556
Average deposits	—	(33)	20,428

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) The material net interest income and noninterest income items in the Other column relate to Treasury activities of $21.3 million and $38.1 million and unallocated other income of $3.6 million and $7.9 million for the three and six months ended June 30, 2003, respectively. The material net interest income and noninterest income items in the Other column for the three and six months ended June 30, 2002 resulted substantially from Treasury activities of $12.9 million and $18.1 million and unallocated other income of $12.9 million and $16.6 million, respectively.

The material noninterest expense items in the Other column for the three and six months ended June 30, 2003, are substantially derived from Treasury activities and unallocated administrative items. The noninterest expense items in the Other column for the three months ended June 30, 2002 are mostly the result of unallocated merger-related costs of $2.7 million, Treasury activities of $4.4 million and unallocated administrative items of $3.0 million. The material noninterest expense items in the Other column for the six months ended June 30, 2002 resulted primarily from Treasury activities of $7.1 million, unallocated merger-related costs of $8.8 million and unallocated administrative items of $3.9 million.

The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented.

The material average deposit items in the Other column relate to unallocated Treasury balances for the three and six months ended June 30, 2003 and 2002.

(2) Other is composed of Administrative and Syndicated and Media Lending. Administrative represents administrative support areas including Information Management and Operations and Finance and Investment.

The material items in Other were related to the following for the periods presented:

The material items in noninterest income were primarily from unallocated Treasury activities.

The material items in noninterest expense consist primarily of unallocated costs.

The material items in the Other column relate to average assets that are unallocated Treasury securities for the periods presented. The material items in the Other column relate to average deposits that are unallocated balances for the three and six months ended June 30, 2003 and 2002.

(3) The Other BancWest category in the table above consists primarily of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc., BancWest Capital I and First Hawaiian Capital I.

(4) The reconciling items in the above table are principally intercompany eliminations.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.	Intangible Assets

     The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and other indefinite-lived intangible assets are no longer amortized and will be tested for impairment at least annually. As of June 30, 2003, the Company had goodwill of $3.2 billion. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank

				Retail			Financial
	Regional	Commercial	Consumer	Banking		Commercial	Management		Consolidated
(in millions)	Banking	Banking	Finance	Group	Consumer	Banking	Group	BancWest	Totals

Balance as of January 1, 2003:	$1,215	$707	$308	$650	$216	$118	$10	$5	$3,229
Purchase accounting adjustment:
UCB	(1)	—	—	—	—	—	—	—	(1)
Trinity Capital	—	(1)	—	—	—	—	—	—	(1)

Balance as of June 30, 2003:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227

The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles arising from the BNP Paribas merger and the acquisition of UCB, is approximately $23 million (pre-tax) for each of the years from 2003 to 2007. The details of our intangible assets are depicted below:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

		(in thousands)
Balance as of June 30, 2003:
Core Deposits	$230,538	$31,654	$198,884

Total	$230,538	$31,654	$198,884
Balance as of December 31, 2002:
Core Deposits	$230,538	$20,127	$210,411

Total	$230,538	$20,127	$210,411

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Headquartered in Honolulu, Hawaii, with offices in San Francisco, BancWest is a financial holding company with assets in excess of $36 billion at June 30, 2003. BancWest, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank; and First Hawaiian, a State of Hawaii-chartered bank. We provide a wide range of general commercial banking services, providing retail and corporate banking, trust and insurance services to individuals, institutions, businesses and governments.

     Net income for the second quarter of 2003 was $107.7 million, compared with $96.6 million for the second quarter of 2002. Net income for the first six months of 2003 was $209.7 million compared with $162.0 million for the same period in 2002. Net interest income was $321.3 million for the second quarter of 2003 and $636.6 million for the first six months of 2003 compared with $321.9 million and $546.4 million for the same periods of 2002. Noninterest income was $100.6 million and $195.4 million for the second quarter and first half of 2003, respectively, compared with $88.4 million and $151.1 million for the same periods in 2002. Noninterest expense totaled $229.8 million and $450.4 million for the second quarter and first half of 2003, respectively, compared with $228.8 million and $387.9 million for the same periods of 2002.

     BancWest had total assets of $36.4 billion at June 30, 2003, up 7.3% from a year earlier. Investment Securities totaled $5.1 billion, an increase of 49.8% as compared to the same period in 2002. Loans and leases totaled $25.0 billion, an increase of 3.7% compared to the same period in 2002. Deposits were $25.0 billion, up 3.8%.

     BancWest’s nonperforming assets were reduced significantly to 0.75% of loans and foreclosed properties at June 30, 2003, an improvement from 1.04% at June 30, 2002. The provision for credit losses was $18.9 million for the second quarter of 2003 compared to $22.9 million for the same period in 2002. BancWest’s allowance for credit losses was 1.57% of total loans and leases at June 30, 2003, compared to 1.59% at December 31, 2002 and 1.61% at June 30, 2002.

NEW PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). Previously, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates the VIE is its primary beneficiary. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and to all VIEs for interim periods beginning after June 15, 2003. We have not been party to the creation of any VIEs since January 31, 2003. However, we are party to three VIEs that were created prior to January 2003.

     REFIRST, Inc. is a VIE that was created by a nonrelated third party to construct, finance and hold title to our administrative headquarters building in Honolulu, First Hawaiian Center (FHC). We entered into a noncancelable operating lease for FHC with REFIRST, Inc. that terminates on December 1, 2003. Our intention is to purchase FHC at the end of the lease term. Prior to July 1, 2003, we were not required to consolidate REFIRST, Inc. into our Consolidated Financial Statements. However, upon our implementation of FIN 46, REFIRST, Inc. was consolidated into BancWest effective July 1, 2003 and will be included in our future Consolidated Financial Statements. In addition, the depreciation expense of FHC and interest expense on the financing will be included on our Consolidated Statements of Income and Consolidated Statements of Cash Flows on a prospective basis. The provisions of FIN 46 require us to record a cumulative effect of an accounting change upon its implementation. The amount of such cumulative effect, (essentially, a retrospective depreciation charge for an 18- month period covering the time in which the building was last revalued for purchase-accounting purposes) as it relates to the consolidation of REFIRST, Inc., recognized in July 2003 was an after-tax charge to earnings of approximately $2.4 million. Additionally, we increased the total assets by approximately $160 million (principally due to the addition of the FHC building), increased debt by approximately $193.9 million, reduced the deferred tax liability by approximately $1.7 million and decreased the reserve for the guaranteed residual value upon lease termination of $30 million.

     As of June 30, 2003, BancWest Capital I (BWE Trust) and First Hawaiian Capital I (FH Trust) (the Trusts) were fully consolidated subsidiaries of BancWest Corporation. The Trusts issued preferred and common capital securities. The preferred capital securities

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

were sold to the public; BWE owns the common securities. The purpose of these entities is to allow for the issuance of preferred capital securities that qualify for inclusion in Tier 1 regulatory capital. At the Trusts’ inception, we issued junior subordinated deferrable interest debentures to the Trusts in return for either capital securities, in the case of BWE Trust, or the proceeds from capital securities that were issued from FH Trust. In the attached Consolidated Financial Statements, we report the preferred securities sold to the public on our Consolidated Balance Sheets as “Guaranteed preferred beneficial interests in Company’s junior subordinated debentures,” and we include the interest payments related to these securities on our Consolidated Statements of Income and Consolidated Statements of Cash Flows as interest expense on long-term debt. As we are not the primary beneficiary of the Trusts, effective July 1, 2003 these Trusts will be deconsolidated and will not be included in future Consolidated Financial Statements. The $263 million of “Guaranteed preferred beneficial interests in Company’s junior subordinated debentures” will no longer be presented on the Company’s balance sheet. Instead, the junior subordinated debentures issued by BWE to the Trusts will be included as part of long-term debt on the balance sheet. The deconsolidation will not have a material impact on our consolidated financial position, cash flows or, subject to further guidance from the Federal Reserve Board, Tier 1 capital. There will be no cumulative effect on income as a result of the deconsolidation.

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This standard is effective beginning in the third quarter of 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

     Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to: (1) global, national and local economic and market conditions, specifically with respect to changes in the United States economy and geopolitical uncertainties; (2) the level and volatility of interest rates and currency values; (3) government fiscal and monetary policies; (4) credit risks inherent in the lending process; (5) loan and deposit demand in the geographic regions where we conduct business; (6) the impact of intense competition in the rapidly evolving banking and financial services business; (7) extensive federal and state regulation of our business, including the effect of current and pending legislation and regulations; (8) whether expected revenue enhancements and cost savings are realized within expected time frames; (9) matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance; (10) our reliance on third parties to provide certain critical services, including data processing; (11) the proposal or adoption of changes in accounting standards by the FASB, the Securities and Exchange Commission (SEC) or other standard setting bodies; (12) technological changes; (13) other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and (14) management’s ability to manage risks that result from these and other factors. Our forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. We do not intend to update forward- looking statements, and, except as required by law, we disclaim any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2003. We have established policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

     Our accounting policies are discussed in detail in the notes to the Consolidated Financial Statements, Note 1 of our 2002 Annual Report on Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our Consolidated Financial Statements.

•	Allowance for Credit Losses (the Allowance): The allowance for credit losses represents our best estimate of losses inherent in the existing loan portfolio. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral. Using this methodology, we allocate the Allowance to individual loans and leases and to the categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 to the Consolidated Financial Statements of our 2002 Annual Report on Form 10-K describes how we evaluate loans for impairment. Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our statistical analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan types. Some of the Allowance is not allocated to specific impaired loans because of the subjective nature of the process of estimating an adequate allowance for credit losses, economic uncertainties and other factors.

•	Fair Value of Assets: Certain assets and liabilities are reflected at their estimated fair value in the Consolidated Financial Statements. Such amounts are based on either quoted market prices or estimated values derived by utilizing dealer quotes, market comparisons or internally generated modeling techniques. Our internal models generally involve present value of cash flow techniques.

One of the most significant assets for which we estimate fair value is goodwill. As of June 30, 2003, we had $3.2 billion in goodwill on our Consolidated Balance Sheet. SFAS No. 142 requires that we perform a two-step impairment test for goodwill at least annually. However, if an event occurs or circumstances change during the year indicating potential impairment, goodwill must be tested. The testing process involves estimating cash flows for future periods. The first step compares the fair value of the reporting unit, which is an individual business segment of the Company, to the carrying amount. If the carrying amount exceeds the fair value, then a second step is conducted whereby the implied fair value of the goodwill is compared with the carrying amount of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss is recognized.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003		2002		2003		2002

			(dollars in thousands)
Earnings:
Net interest income	$321,325		$321,894		$636,564		$546,374
Provision for credit losses	18,860		22,902		41,550		42,909
Noninterest income	100,574		88,429		195,408		151,053
Noninterest expense	229,789		228,820		450,449		387,918
Tax provision	65,588		62,023		130,230		104,605
Net income	$107,662		$96,578		$209,743		$161,995
Selected Financial Ratios:
Return on average total assets (ROA)	1.23%		1.16%		1.22%		1.14%
Return on average stockholder’s equity (ROE)	10.71		10.41		10.63		10.83
Net interest margin (taxable-equivalent basis)	4.39		4.65		4.44		4.62
Allowance for credit losses to total loans and leases (at June 30)	1.57		1.61		1.57		1.61
Nonperforming assets to total assets (at June 30)	0.52		0.74		0.52		0.74
Allowance for credit losses to nonperforming loans and leases (at June 30)	2.30	x	1.69	x	2.30	x	1.69	x
Regulatory Capital Ratios:
Leverage Ratio[1]:
Bank of the West	9.51%		8.75%		9.51%		8.75%
First Hawaiian Bank	9.69		8.81		9.69		8.81
Tier 1 capital (risk-based):
Bank of the West	10.28		9.63		10.28		9.63
First Hawaiian Bank	12.19		10.31		12.19		10.31
Total capital (risk-based):
Bank of the West	12.54		11.97		12.54		11.97
First Hawaiian Bank	14.59		12.66		14.59		12.66
Balance Sheet Data Averages:
Average assets	35,110,290		33,401,650		34,752,021		28,623,787
Average loans[2]	24,419,645		24,210,725		24,233,673		20,556,271
Average deposits	24,339,402		23,884,263		24,229,748		20,427,760
Average stockholder’s equity	4,032,518		3,721,606		3,979,376		3,017,563
Balance Sheet Data At Period End:
Assets	36,447,686		33,982,709		36,447,686		33,982,709
Loans[2]	25,068,483		24,162,810		25,068,483		24,162,810
Deposits	25,035,703		24,108,999		25,035,703		24,108,999
Stockholder’s equity	4,087,650		3,799,479		4,087,650		3,799,479

[1]The capital leverage ratios are based on quarterly averages.

[2]These balances include loans held-for-sale and are not adjusted for credit losses.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INTEREST INCOME

Net interest income decreased 0.2% in the three months ended June 30, 2003 to $321.3 million from $321.9 million in the corresponding period last year. Net interest income increased to $636.6 million, a growth of 16.5% in the six months ending June 30, 2003 from $546.4 million in the same six-month period last year. The margins in the three and six-month periods ending June 30, 2003 decreased in a record low interest rate environment in which the yields on our earning assets declined faster than the rates on our funding sources, resulting in a negative impact to net interest income that is presented in our three-month comparison. The increase in the six-month period was primarily due to changes in our earning assets portfolio and shifts in our deposits.

Average earning assets increased by $1.6 billion and $5.1 billion or 5.8% and 21.4%, respectively, in the three and six months ended June 30, 2003 from the corresponding periods last year. These increases were primarily driven by purchases of investment securities, residential real estate loans and originations of consumer loans. In addition, our March 2002 acquisition of United California Bank (UCB) increased both our investment securities and loans and leases. We significantly increased our purchasing of investment securities in the three months ended June 30, 2003 from the comparable period last year. Average investment securities increased $1.4 billion and $1.4 billion or 42.6% and 47.5%, respectively, in the three and six-month periods ended June 30, 2003 compared to the corresponding periods last year. Average loans and leases outstanding grew slightly during the three-month period ended June 30, 2003 and 17.9% or $3.7 billion during the six-month period ended June 30, 2003 compared to the same periods last year.

For the three and six months ended June 30, 2003 interest-bearing demand deposits decreased 29.3% and 25.3% or $112.6 million and $91.1 million. Savings deposits increased $753.8 million and $2.3 billion or 8.1% and 31.1%, respectively for the three and six months ended June 30, 2003 compared to last year. Short-term borrowing decreased 20.9% and 7.5% or $505.7 million and $140.7 million, respectively, offset by a significant increase in long-term borrowing of 55.8% and 53.1% or $1.3 billion and $1.2 billion in the three and six-month periods, respectively, ending June 30, 2003 from the same periods in 2002. The shift from short-term to long-term debt was primarily a result of finalizing the long-term financing for the portion of the UCB acquisition ($800 million) that had been financed during the interim with short-term debt.

In addition to a falling interest rate environment, our cost of funds was lowered by an increase in average noninterest-bearing deposits in the three and six months ended June 30, 2003 as compared to the same periods in 2002. The percentage of average noninterest-bearing deposits to total average deposits for the three and six months ended June 30, 2003 increased to 28.4% and 28.1%, respectively, from 24.5% and 23.7% for the same periods in 2002.

The following table sets forth consolidated average balance sheets, as well as an analysis of interest income/expense and yield/rate for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated on a taxable equivalent basis. The tax equivalent adjustment is made for items exempt from federal income taxes (assuming a 35% tax rate for 2003 and 2002) to make them comparable with taxable items before any income taxes are applied.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended June 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$144,361	$469	1.30%	$102,552	$493	1.93%
Federal funds sold and securities purchased under agreements to resell	230,673	718	1.25	237,677	1,060	1.79
Investment securities (2),(3)	4,589,931	45,615	3.99	3,218,464	40,178	5.01
Loans and leases (4),(5)	24,419,645	373,178	6.13	24,210,725	406,248	6.73

Total earning assets	29,384,610	$419,980	5.73	27,769,418	$447,979	6.47

Non-earning assets	5,725,680			5,632,232

Total assets	$35,110,290			$33,401,650

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing
Demand	$271,246	$93	0.14%	$383,840	$262	0.27%
Savings	10,043,954	17,737	0.71	9,290,184	28,005	1.21
Time	6,524,100	28,447	1.75	7,654,289	47,795	2.50
Foreign	582,817	1,447	1.00	707,916	2,716	1.54

Total interest-bearing deposits	17,422,117	47,724	1.10	18,036,229	78,778	1.75
Short-term borrowings	1,916,730	3,538	0.74	2,422,460	10,263	1.70
Long-term debt and capital securities	3,608,297	46,777	5.20	2,315,803	36,755	6.37

Total interest-bearing deposits and liabilities	22,947,144	98,039	1.71	22,774,492	125,796	2.22

Interest rate spread			4.02%			4.25%
Noninterest-bearing deposits	6,917,285			5,848,034
Other liabilities	1,213,343			1,057,518

Total liabilities	31,077,772			29,680,044
Stockholder’s equity	4,032,518			3,721,606

Total liabilities and stockholder’s equity	$35,110,290			$33,401,650

Impact of noninterest-bearing sources			0.37%			0.40%
Net interest income and margin on total earning assets		321,941	4.39%		322,183	4.65%
Tax equivalent adjustment		616			289

Net interest income		$321,325			$321,894

(1)	Annualized.

(2)	Average investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Average investment securities include trading assets.

(4)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(5)	Interest income for loans and leases included loan fees of $15.7 million and $14.6 million for the three months ended June 30, 2003 and 2002, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$126,468	$884	1.41%	$127,179	$1,650	2.62%
Federal funds sold and securities purchased under agreements to resell	243,019	1,541	1.28	221,462	1,926	1.75
Investment securities (2),(3)	4,364,192	88,201	4.08	2,959,390	74,562	5.08
Loans and leases (4),(5)	24,233,673	747,465	6.22	20,556,271	699,203	6.86

Total earning assets	28,967,352	$838,091	5.83	23,864,302	$777,341	6.57

Non-earning assets	5,784,669			4,759,485

Total assets	$34,752,021			$28,623,787

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing
Demand	$269,054	$212	0.16%	$360,155	$481	0.27%
Savings	9,867,863	35,976	0.74	7,526,291	44,235	1.19
Time	6,681,003	61,678	1.86	7,162,298	93,046	2.62
Foreign	595,496	3,005	1.02	539,953	4,645	1.73

Total interest-bearing deposits	17,413,416	100,871	1.17	15,588,697	142,407	1.84
Short-term borrowings	1,738,923	7,234	0.84	1,879,629	16,056	1.72
Long-term debt and capital securities	3,593,042	92,171	5.17	2,346,851	72,137	6.20

Total interest-bearing deposits and liabilities	22,745,381	200,276	1.78	19,815,177	230,600	2.35

Interest rate spread			4.05%			4.22%

Noninterest-bearing deposits	6,816,332			4,839,063
Other liabilities	1,210,932			951,984

Total liabilities	30,772,645			25,606,224
Stockholder’s equity	3,979,376			3,017,563

Total liabilities and stockholder’s equity	$34,752,021			$28,623,787

Impact of noninterest-bearing sources			0.39%			0.40%
Net interest income and margin on total earning assets		637,815	4.44%		546,741	4.62%
Tax equivalent adjustment		1,251			367

Net interest income		$636,564			$546,374

(1)	Annualized.

(2)	Average investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Average investment securities include trading assets.

(4)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(5)	Interest income for loans and leases included loan fees of $29.3 million and $25.7 million for the six months ended June 30, 2003 and 2002, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three and six months ended June 30, 2003, as compared to the same periods in 2002:

	2003	2002	% Change

		(in thousands)
Three Months Ended June 30,
Service charges on deposit accounts	$38,561	$36,561	5.5%
Trust and investment services income	9,858	10,252	(3.8)
Other service charges and fees	39,230	31,912	22.9
Securities gains, net	1,466	456	221.5
Other	11,459	9,248	23.9

Total noninterest income	$100,574	$88,429	13.7%

	2003	2002	% Change

		(in thousands)
Six Months Ended June 30,
Service charges on deposit accounts	$75,590	$62,535	20.9%
Trust and investment services income	19,365	18,392	5.3
Other service charges and fees	74,845	55,410	35.1
Securities gains, net	3,358	684	390.9
Other	22,250	14,032	58.6

Total noninterest income	$195,408	$151,053	29.4%

As the table above shows in detail, noninterest income increased by 13.7% and 29.4% for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in service charges on deposit accounts for the three months ended June 30, 2003 is primarily due to an increase in the average deposits and modest repricing within the California market. The increase in other service charges and fees compared to the same period last year is primarily due to higher income from prepayment and penalty fees on commercial loans, higher lease servicing income from the acquisition of Trinity Capital in November 2002 higher account analysis fees and increased debit card usage. The increase in other noninterest income is primarily due to increased income from the sale of a lease.

Much of the increase in noninterest income for the six months ended June 30, 2003 from June 30, 2002 is attributable to the acquisition of UCB, which did not take place until March 15, 2002. In large part due to this acquisition, year-to-date average deposit balances increased approximately 18.6% for the six months ended June 30, 2003 as compared to the same period in the prior year. This increase in average deposits is the primary cause for the increase in service charges on deposit accounts. The increase in other service charges and fees is also partially attributable to the UCB acquisition, but other factors explaining the increase include higher debit card income and higher income from prepayment and penalty fees on commercial loans. Other noninterest income increased for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to the UCB acquisition and a gain on the sale of a lease.

Approximately $1.5 million and $3.4 million in gains on the sale of investment securities were recognized in the three and six months ended June 30, 2003, respectively.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three and six months ended June 30, 2003 as compared to the same periods in 2002:

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	2003	2002	% Change

	(in thousands)
Three Months Ended June 30,
Salaries and wages	$81,977	$86,463	(5.2)%
Employee benefits	39,390	35,675	10.4
Occupancy expense	22,594	23,495	(3.8)
Outside services	18,274	19,770	(7.6)
Intangible amortization	5,764	5,763	—
Equipment expense	12,437	14,480	(14.1)
Stationery and supplies	6,416	7,389	(13.2)
Advertising and promotion	8,454	8,034	5.2
Restructuring and integration costs	—	2,738	—
Other	34,483	25,013	37.9

Total noninterest expense	$229,789	$228,820	0.4%

	2003	2002	% Change

	(in thousands)
Six Months Ended June 30,
Salaries and wages	$166,639	$146,557	13.7%
Employee benefits	77,036	59,157	30.2
Occupancy expense	44,914	39,109	14.8
Outside services	35,841	33,152	8.1
Intangible amortization	11,527	8,520	35.3
Equipment expense	23,593	22,209	6.2
Stationery and supplies	13,434	13,074	2.8
Advertising and promotion	13,657	12,691	7.6
Restructuring and integration costs	—	8,753	—
Other	63,808	44,696	42.8

Total noninterest expense	$450,449	$387,918	16.1%

As the table above shows in detail, the change in noninterest expense from the previous year was not material in the second quarter. The increase in benefits is primarily attributable to higher workers’ compensation insurance, higher group healthcare insurance and increased retirement plan expense. The increase in other expense is primarily attributable to higher depreciation expense on software, higher general liability and property insurance, increased charitable contributions and a $4.7 million charge in the second quarter of 2003 for restructuring a leveraged lease in FHL Lease Holding Company, Inc.

In the six months ended June 30, 2003 noninterest expense increased 16.1% compared to the same period in 2002. The increase in noninterest expense is predominately due to the UCB acquisition, which was finalized on March 15, 2002. The increase in workers’ compensation insurance, group healthcare insurance and retirement plan expenses also contributed to the increase in employee benefits. Increases in other expenses include certain fees and software depreciation that we incurred this year that were not incurred in 2002 as well as the leveraged lease restructuring charge mentioned above.

OPERATING SEGMENT RESULTS

Bank of the West

Regional Banking segment’s net income was $29.4 million in the second quarter, compared with $34.7 million for the same period in 2002, a decrease of 15.3%. Net interest income decreased 9.4% from $133.2 million in the three months ended June 30, 2002 to $120.7 million this year. Noninterest income increased 5.6% in the three months ended June 30, 2003 from the same period last year. Noninterest expense decreased 2.1%. The provision for credit allowances increased 65.4% from $2.6 million to $4.3 million.

Charges on deposit accounts increased 6% in the three months ended June 30, 2003 compared to the same quarter last year primarily due to a 3.8% increase in the number of personal and business demand deposit accounts as well as some modest repricing efforts in the

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

California markets. Other service charges increased $1.9 million or 34% in the three months ended June 30, 2003 from the same period last year due to interchange revenue and increased volume in debit card usage with the addition of the MasterCard® product and the former UCB customer base. Occupancy expenses decreased in the second quarter of 2003 compared to the corresponding period last year due to the consolidation of 15 branch sites. Marketing expenses increased $1.4 million or 34% in the three months ended June 30, 2003 compared to last year due to increased spending on name recognition, promotions and campaign efforts to penetrate Southern California geographical markets and retain the acquired UCB customer base. Increases in other expenses for this period were due to accounting process changes for acquired UCB branch activities, such as the recording of certain losses and legal expenses.

Average loans outstanding decreased 10.8% from the second quarter of 2002 while average assets and deposits remained relatively flat from the same quarter last year. The decline in average loans was due to a $292 million decline in installment loans and a $240 million decline in commercial loans.

Net income for the first half of 2003 was $59.8 million compared to $58.8 million for the six months ended June 30, 2002, an increase of 1.7%. Net interest income increased 10.0% from $220.6 million in the six months ended June 30, 2002 to $242.6 million year-to-date this year, primarily due to the acquisition of UCB branches on March 15, 2002. Noninterest income increased 23.9% compared to the corresponding period last year. Noninterest expense increased $33.6 million or 18.4% in the six months ended June 30, 2003 from the same period last year. The provision for credit losses increased $3.4 million primarily from the UCB merger and the significant increase in the size of our loan portfolio.

Noninterest income categories, including service charges on deposit accounts and trust and investment income, increased during the six months ended June 30, 2003 over the same period last year due, in part to the UCB acquisition. Other service charges increased $6.8 million or 62% in the six months ended June 30, 2003 from the corresponding period last year, $3.4 million was due to debit interchange income, reflecting the combined VISA® and acquired MasterCard® accounts. Noninterest expense increased in the six months ended June 30, 2003 over this period last year primarily due to the acquisition of UCB and in part to a 22% rise in group insurance costs.

Average deposit balances in the six months ended June 30, 2003 grew approximately 19.0% over last year. Deposit margins have decreased from 2.65% to 2.21% in the six months ended June 30, 2003 from the same period in the prior year due to the record low interest rate environment which has significantly reduced the value of core-deposit products. Although the record low interest rate environment has also significantly increased early loan prepayments as retail customers sought to refinance their borrowings with lower rate loans, loan margins have increased slightly from 2.48% to 2.66%.

Commercial Banking segment’s net income increased 22.3% in the three months ended June 30, 2003 from $32.8 million in the three months ended June 30, 2002 to $40.1 million this year. Net interest income increased 3.6%. Noninterest income increased $4.3 million or 44.3% in this quarter compared to the second quarter of 2002. Noninterest expense increased 6.8% and the provision for credit losses decreased significantly.

Net interest income increased in the three months ended June 30, 2003 despite a declining interest rate environment that eroded margins on deposits. Net interest income increased in the second quarter due to a 41 basis point increase over the prior quarter in the margin on loans and leases, while yields on deposits dropped 141 basis points due to lower transfer pricing rates from the second quarter of 2002. The increase in loan and lease margins reflects a change in portfolio mix between loans and leases, with higher yielding leases obtained through the Trinity Capital acquisition replacing lower yielding loans. The increase in the three months ended June 30, 2003 from the same period in the previous year in noninterest income was primarily due to a $1.7 million increase to portfolio servicing revenue in Trinity Capital. Prepayment penalty fees and increased loan fees associated with portfolio growth in Small Business Administration (SBA), Church Lending, and Healthcare also contributed to the increase. Noninterest expense increased in the second quarter compared to the corresponding period last year due to the acquisition of Trinity Capital.

Net income for the six months ended June 30, 2003 increased $28.7 million or 61.2% from $46.9 million in the first half of 2002 to $75.6 million this year. Noninterest income also increased significantly from $11.6 million last year to $25.4 million in the six months ended June 30, 2003. Noninterest expense increased $21.3 million or 55.2% and the provision for credit losses decreased significantly.

The Commercial Banking Segment achieved growth in loans and growth in net income due to strong performance in SBA, Church Lending, Healthcare, and Business Services in the six months ended June 30, 2003. Other areas, primarily commercial, agribusiness and real estate lending, declined in the first half of 2003, compared to 2002. The decline was largely due to lower net interest margins

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

on deposits. Careful management of asset quality resulted in a decline in average loans and leases from the six months ended June 30, 2002 to the corresponding period in 2003. Noninterest income increased 119.0% in the six months ended June 30, 2003 from the same period a year ago due to loan fees (an increase of $3.0 million) and deposit services (an increase of $3.2 million) resulting from the UCB acquisition, portfolio servicing and other leasing fees due to the Trinity Capital acquisition (an increase of $3.0 million) and loan fees driven by loan growth in SBA, Church Lending and Healthcare (an increase of $1.8 million).

Acquisitions of UCB in April 2002 and Trinity Capital in November 2002 resulted in increases of 34.9% in average loans and 98.4% in average deposits in the six months ended June 30, 2003. The Commercial Banking Segment continues to pursue a strategy of leveraging efficiencies gained through the expanded resources resulting from the UCB acquisition, while focusing on niche markets where there is competitive advantage, such as equipment leasing, SBA loans and religious lending.

Consumer Finance segment’s net income for the three months ended June 30, 2003 was $13.2 million compared to $11.0 million a year ago. Net interest income in the second quarter 2003 was $50.7 million, compared with $43.3 million for the same period in 2002, an increase of 17.1%. Noninterest income increased $0.6 million or 20.7%. Noninterest expense increased from $14.1 million in the three months ended June 30, 2003 to $15.6 million this year. Our provision for credit allowances also increased 22.6% in the second quarter of this year compared to the second quarter of 2002.

The Consumer Finance Segment remains very competitively priced in the indirect lending market. Noninterest income in the three months ended June 30, 2003 was $3.5 million, compared with $2.9 million for the same period in 2002. This increase was primarily due to gains on sales of loans through our Essex subsidiary and an increase in loan servicing related fees. Noninterest expense for the second quarter 2003 increased by 10.6% over the same period in 2002. This increase was primarily due to an increase in the cost of employee benefits and an increase in the use of outside services related to higher production volumes. Other expense categories experienced a decrease due to efficiency gains.

Net income for the six months ended June 30, 2003 was $27.8 million compared to $22.3 million in the same period a year ago. Net interest income for the six months ended June 30, 2003 was $100.4 million, compared to $85.1 million for the same period in 2002, an increase of 18.0%. Noninterest income increased 14.8% and noninterest expense increased 9.2% in the first half of 2003 compared to the corresponding period in 2002. The provision for credit losses increased $4.8 million from $24.8 million in the first half of 2002 to $29.6 million in 2003.

Noninterest income for the six months ended June 30, 2003 was $6.2 million, compared with $5.4 million for the same period in 2002. This increase was primarily due to gains on sales of loans through our Essex subsidiary which has experienced an 8% increase in production and a 35% increase in income from other loan servicing related fees. Noninterest expense for the six months ended June 30, 2003 increased by $2.6 million from the same period in 2002. This increase was primarily due to higher staff and occupancy requirements associated with growth and the UCB acquisition. Additionally, increases in the cost of employee benefits and increases in the use of outside services related to higher production volumes contributed to the higher expenses in 2003.

Average assets for the six months ended June 30, 2003 were $7.3 billion, compared to $6.4 billion, an increase of $0.9 billion, or 14.1% in the six months ended June 30, 2002. This increase is due to both the UCB acquisition that took place in 2002 and increased indirect loan production.

First Hawaiian Bank

Retail Banking segment’s net income for the second quarter ending June 30, 2003 decreased $0.3 million, or 1.4%. Net interest income increased by $1.1 million, or 1.7% for the second quarter of 2003 compared to the same period in 2002. Noninterest income for the second quarter increased by $0.1 million, or 0.6%. Noninterest expense for the second quarter increased by $1.8 million, or 4.1% compared to the prior year. The provision for credit losses for the three months ended June 30, 2003 decreased by $0.1 million, or 5.3%, compared to the prior year.

Retail Banking segment’s net income for the six months ended June 30, 2003 decreased $0.1 million, or 0.2% compared to the same period in 2002. Net interest income for the six months ended June 30, 2003 decreased $1.2 million, or 0.9% compared to the same period in the prior

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

year. The decrease was primarily due to the transfer of loans to the Commercial Banking Segment in April 2002. Noninterest income for the six months ended June 30, 2003 increased $1.6 million, or 5.0%, compared to the prior year. The increase was due to higher account analysis fees. Noninterest expense for the six months ended June 30, 2003 increased $1.9 million or 2.2% compared to the prior year. The increase was primarily due to higher retirement plan expenses. The provision for credit losses for the first half of 2003 decreased $0.6 million, or 14.6% compared to the prior year.

Consumer segment’s net income for the three months ended June 30, 2003 increased $3.4 million, or 52.3% compared to the prior year. Net interest income for the second quarter increased by $3.7 million, or 21.0%, compared to the prior year. Noninterest income for the three months ended June 30, 2003 increased $2.9 million, or 51.8%, compared to the prior year. Noninterest expense for the second quarter ending June 30, 2003 increased $1.2 million, or 11.7%, compared to the same period in the prior year. There was no change in the provision for credit losses in the second quarter of 2003 compared to the prior year.

Consumer segment’s net income for the six months ended June 30, 2003 increased $6.2 million, or 46.6%, compared to the prior year. Net interest income for the six months ended June 30, 2003 increased by $6.2 million or 17.7% compared to the prior year. The increase was primarily due to higher loan volume and a wider margin. Noninterest income for the first half of 2003 increased $5.9 million, or 51.3%, compared to the same period in the prior year. The increase was primarily due to higher merchant service income and higher gains on sales of loans. Noninterest expense for the six months ended June 30, 2003 increased $2.3 million, or 11.2%, compared to the corresponding period last year. The increase was primarily due to increases in incentive compensation, temporary help salaries and higher retirement plan expense. Provision for credit losses in the first six months of 2003 compared to the same period in the prior year increased $0.1 million, or 2.2%.

Commercial Banking segment’s net income for the three months ended June 30, 2003 increased $0.2 million, or 4.3%, compared to the same period in the prior year. Net interest income for the second quarter increased $0.1 million, or 1.3% compared to the corresponding period last year. Noninterest income for the second quarter of 2003 compared to the prior year decreased $0.1 million, or 5.9%. Noninterest expense for the three months ended June 30, 2003 increased $0.3 million, or 15%, compared to the same period in the prior year.

Commercial Banking segment’s net income for the six months ended June 30, 2003 increased $1.3 million, or 14.9%, compared to the same period in the prior year. Net interest income for the first half of 2003 increased $1.9 million, or 14.1%, compared to the same period last year. The increase was primarily due to the transfer of loans from the Retail Banking Segment, higher volume and a wider margin. Noninterest income for the six months ended June 30, 2003 compared to the prior year did not change. Noninterest expense for the six months ended June 30, 2003 increased $0.8 million, or 22.2%, compared to the same period in the prior year.

Financial Management segment’s net income was $1.1 million for the second quarter of 2003, compared to $0.5 million for the same period in 2002, an increase of 120.0%. Net interest income for the three months of 2003 increased $0.1 million compared to the same period in the prior year. Noninterest income increased $1.2 million, or 17.9%, for the second quarter of 2003 compared to the same period in the prior year. Noninterest expense for the second quarter ending June 30, 2003 increased $1 million, or 16.9%, compared to the corresponding quarter last year.

Net income for the six months ended June 30, 2003 was $1.5 million, an increase of $0.2 million, or 15.4%, for the same period in 2002. Net interest income for the six months ended June 30, 2003 increased $0.1 million compared to the same period in the prior year. Noninterest income for the first six months of 2003 increased $0.8 million, or 5.7%, compared to the same period in 2002. Noninterest expense for the six months ended June 30, 2003 increased $1.3 million, or 10.9%, compared to the same period last year. The increase was primarily due to higher salaries and retirement plan expense.

INVESTMENT SECURITIES

Available-for-Sale

The fair value of available-for-sale securities at June 30, 2003 increased by approximately $1.7 billion, or 49.8%, compared to the value at June 30, 2002 and increased by approximately $1.2 billion, or 30.5%, compared to December 31, 2002. While we still continue to originate and purchase loans, we have increased our purchases of investment securities as the slow economy has not been conducive to significant loan originations.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the amortized cost, unrealized gains and losses and fair values of available-for-sale investment securities as of the dates indicated:

	June 30,	December 31,	June 30,
	2003	2002	2002

		(in thousands)
Amortized cost	$5,053,764	$3,860,297	$3,384,052
Unrealized gains	92,682	82,838	51,979
Unrealized losses	(2,591)	(2,366)	(2,293)

Fair value	$5,143,855	$3,940,769	$3,433,738

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. Gross realized gains and losses on available-for-sale investment securities for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in thousands)
Realized gains	$1,466	$481	$3,358	$722
Realized losses	—	(25)	—	(38)

Securities gains, net	$1,466	$456	$3,358	$684

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at June 30, 2003, December 31, 2002 and June 30, 2002:

	June 30, 2003		December 31, 2002		June 30, 2002

	Amount	%	Amount	%	Amount	%

			(dollars in thousands)
Commercial, financial and agricultural	$4,644,481	18.6%	$4,802,581	19.9%	$4,904,660	20.3%
Real estate:
Commercial	4,950,251	19.8	4,806,220	19.9	4,814,826	20.0
Construction	912,058	3.6	971,861	4.0	1,081,779	4.5
Residential:
Insured, guaranteed or conventional	4,287,397	17.1	4,022,810	16.7	3,875,406	16.1
Home equity credit lines	722,171	2.9	726,535	3.0	655,721	2.7

Total real estate loans	10,871,877	43.4	10,527,426	43.6	10,427,732	43.3

Consumer	6,765,184	27.1	6,021,510	25.0	6,105,010	25.3
Lease financing	2,371,711	9.5	2,398,681	9.9	2,297,967	9.5
Foreign	355,167	1.4	395,889	1.6	385,036	1.6

Total loans and leases	25,008,420	100.0%	24,146,087	100.0%	24,120,405	100.0%

Less allowance for credit losses	391,518		384,081		387,272

Total net loans and leases	$24,616,902		$23,762,006		$23,733,133

Total loans and leases to:
Total assets		68.6%		69.5%		71.0%
Total earning assets		81.7%		84.3%		85.8%
Total deposits		99.9%		98.3%		100.0%

The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. There was a 3.7% increase in total loans and leases from June 30, 2002 and a 3.6% increase compared to December 31, 2002.

When comparing the current period to December 31, 2002 there was a decrease of $158.1 million or 3.3%, in commercial lending, offset by increases of $344.5 million, or 3.3% in real estate loans and $743.7 million, or 12.4% in consumer loans. When comparing the current period to June 30, 2002 the decrease in construction real estate loans of $169.7 million, or 15.7% was substantially offset

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

by increases of $441.1 million, or 4.3%, in total real estate loans and $660.2 million, or 10.8% in consumer loans. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing.

Our foreign loans are principally in Guam and Saipan. Foreign loans as of June 30, 2003 decreased $40.7 million, or 10.3%, from December 31, 2002 and decreased $29.9 million, or 7.8%, from June 30, 2002.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At June 30, 2003, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the table above.

Off-balance-sheet commitments were as follows at June 30, for the years indicated:

	Notional/Contract Amount

	2003	2002

	(in thousands)
Contractual amounts which represent credit risk:
Commitments to extend credit	$7,514,519	$8,139,604
Standby letters of credit	802,476	809,683
Commercial letters of credit	81,613	82,437

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

NONPERFORMING ASSETS

Nonperforming assets at June 30, 2003, December 31, 2002 and June 30, 2002 were as follows:

	June 30,	December 31,	June 30,
	2003	2002	2002

	(dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$92,502	$145,222	$152,280
Real estate:
Commercial	44,204	47,377	43,061
Residential:
Insured, guaranteed, or conventional	7,909	5,460	10,551

Total real estate loans	52,113	52,837	53,612

Consumer	3,455	4,769	2,856
Lease financing	12,933	11,532	9,193
Foreign	8,072	10,088	8,398

Total nonaccrual loans and leases	169,075	224,448	226,339

Restructured:
Commercial, financial and agricultural	417	698	1,231
Real estate:
Commercial	510	694	1,259

Total real estate loans	510	694	1,259

Total restructured loans and leases	927	1,392	2,490

Total nonperforming loans and leases	170,002	225,840	228,829
Other real estate owned and repossessed personal property	18,050	19,613	22,566

Total nonperforming assets	$188,052	$245,453	$251,395

Past due loans and leases (1):
Commercial, financial and agricultural	$7,713	$9,005	$22,248
Real estate:
Commercial	6,820	2,952	1,187
Construction	907	—	—
Residential:
Insured, guaranteed, or conventional	3,029	5,082	1,375
Home equity credit lines	419	661	456

Total real estate loans	11,175	8,695	3,018

Consumer	1,769	1,984	2,522
Lease financing	4	232	98
Foreign	7	1,181	274

Total past due loans and leases	$20,668	$21,097	$28,160

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.75%	1.02%	1.04%
Including past due loans and leases	0.83%	1.10%	1.16%
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.52%	0.71%	0.74%
Including past due loans and leases	0.57%	0.77%	0.82%

(1)	Represents loans and leases which are past due 90 days or more as to the principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Nonperforming assets at June 30, 2003 were $188.1 million, or 0.75%, of total loans and leases and other real estate owned and repossessed personal property (“OREO”), compared to 1.02% at December 31, 2002 and 1.04% at June 30, 2002. Nonperforming assets at June 30, 2003 were 0.52% of total assets, compared to 0.71% at December 31, 2002 and 0.74% at June 30, 2002.

Nonperforming assets at June 30, 2003 decreased by $57.4 million, or 23.4%, from December 31, 2002 and decreased by $63.3 million, or 25.2%, from June 30, 2002. These decreases were primarily due to substantial decreases in nonaccrual loans for commercial lending resulting from resolution of problem relationships. The decrease from December 31, 2002 was slightly offset by an increase in nonaccrual residential real estate loans. Those nonaccrual loans increased $2.4 million, or 44.9% since December 31, 2002 but decreased $2.6 million, or 25.0% since June 30, 2002.

Foreign nonperforming assets decreased at June 30, 2003 by $2.0 million, or 20.0% from December 31, 2002 and by $0.3 million, or 3.9% from June 30, 2002 primarily due to loans in Guam. However, our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component (1.4%) of our total loan portfolio at June 30, 2003.

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

Other than the loans listed, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan under existing terms. Loans past due 90 days or more and still accruing interest totaled $20.7 million at June 30, 2003 a decrease of $0.4 million, or 2.0%, from December 31, 2002 and a decrease of $7.5 million, or 26.6%, from June 30, 2002. The decrease at June 30, 2003 compared to December 31, 2002 was primarily due to real estate-commercial and commercial, financial and agricultural loans. The decrease at June 30, 2003 compared to June 30, 2002 was primarily due to commercial, financial and agricultural loans, partially offset by real estate-commercial loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003		2002		2003		2002

			(dollars in thousands)
Loans and leases outstanding (end of period)	$25,008,420		$24,120,405		$25,008,420		$24,120,405

Allowance for credit losses:
Balance at beginning of period	$396,049		$383,003		$384,081		$194,654

Allowance purchased	—		—		—		210,000
Loans and leases charged off:
Commercial, financial and agricultural	10,612		4,758		19,869		33,443
Real estate:
Commercial	931		1,568		1,054		1,634
Residential	226		315		596		709
Consumer	13,809		6,096		29,112		18,971
Lease financing	7,014		11,244		13,097		17,277
Foreign	518		393		1,359		868

Total loans and leases charged off	33,110		24,374		65,087		72,902

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	4,429		776		20,861		3,500
Real estate:
Commercial	111		116		202		246
Construction	30		34		64		254
Residential	312		214		608		416
Consumer	3,164		1,950		5,911		4,141
Lease financing	1,451		2,535		2,994		3,787
Foreign	222		116		334		267

Total recoveries on loans and leases previously charged off	9,719		5,741		30,974		12,611

Net charge-offs	(23,391)		(18,633)		(34,113)		(60,291)

Provision for credit losses	18,860		22,902		41,550		42,909

Balance at end of period	$391,518		$387,272		$391,518		$387,272

Net loans and leases charged off to average loans and leases	0.38	%(1)	0.31	%(1)	0.28	%(1)	0.59	%(1)
Net loans and leases charged off to allowance for credit losses	23.96	%(1)	19.30	%(1)	17.57	%(1)	31.39	%(1)
Allowance for credit losses to total loans and leases (end of period)	1.57%		1.61%		1.57%		1.61%
Allowance for credit losses to nonperforming loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	2.30	x	1.69	x	2.30	x	1.69	x
Including 90 days past due accruing loans and leases	2.05	x	1.51	x	2.05	x	1.51	x

(1) Annualized.

The allowance for credit losses for the first six months of 2003 was $391.5 million, an increase of $4.2 million, or 1.1%, compared to the same period in 2002. The provision for credit losses is based upon our judgment as to the adequacy of the allowance for credit losses to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

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

•
Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate-construction (which accounted for only 3.6% of total loans and leases at June 30, 2003), as well as Hawaiian commercial real estate and agricultural loans.

•
Reduced Participation in Syndicated National Credits. We are in the process of exiting from the syndicated national credit and media finance areas. At June 30, 2003, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 6.8%

•
Emphasis on High Quality Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 56.8% of our lease financing portfolio and 14.7% of our combined lease financing and consumer loans at June 30, 2003), we obtain third-party insurance for the estimated residual value of the leased vehicle.

Net charge-offs were $34.1 million for the six months ended June 30, 2003, a decrease of $26.2 million, or 43.4%, from the same period in 2002. Charge-offs were higher in the six months ended June 30, 2002 primarily due to charge-offs required in late March on the UCB portfolio. These charge-offs were contested with UFJ and settlement, resulting in $13.6 million of recoveries, was reached in the first quarter, as discussed in note 2.

For the six months ended June 30, 2003, recoveries increased by $18.4 million, or 145.6%, compared to the same period in 2002. The increase in recoveries was primarily in commercial, financial and agricultural loans, due to the settlement with UFJ discussed above.

Net charge-offs for the six months ended June 30, 2003 were 0.3% of average loans and leases (annualized) compared to 0.6% (annualized) for the same period in 2002.

The Allowance increased to 2.3 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at June 30, 2003 from 1.69 times at June 30, 2002. The increase in the ratio is principally due to a decrease in nonperforming loans and leases and the higher allowance resulting from $13.6 million of recoveries recognized from the UFJ settlement.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at June 30, 2003. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

DEPOSITS

Deposits are the largest component of our total liabilities and account for a significant portion of total interest expense. At June 30, 2003, total deposits were $25.0 billion, an increase of 1.9% from December 31, 2002, and an increase of 3.8% over June 30, 2002. The increase was primarily due to the growth in our customer deposit base and various deposit product programs that we initiated.

During the 12-month period from July 1, 2002 to June 30, 2003, the benchmark federal funds rate was decreased by 50 basis points contributing to lower interest rates on deposits.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities. We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments that can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, securities purchased under agreements to resell and investment securities. Such assets represented 19.3% of total assets at June 30, 2003, compared to 17.8% at December 31, 2002.

Intermediate and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans. We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the three months ended June 30, 2003 were $24.3 billion, compared to $22.3 billion for the year ended December 31, 2002. Average total deposits funded 69.7% of average total assets for the six months ended June 30, 2003 and 71.0% for the year ended December 31, 2002.

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

CAPITAL

Stockholder’s equity increased to $4,088 million at June 30, 2003 from $3,867 million at December 31, 2002, an increase of $221 million, or 5.7%. Stockholder’s equity at June 30, 2003 increased as compared to June 30, 2002 by $288 million, or 7.6%. The increase between June 30, 2003 and December 31, 2002 was primarily due to net income earned by the Company during the six-month period. The increase between June 30, 2003 and June 30, 2002 was primarily due to net income earned during the twelve month period and unrealized gains on investment securities and cash flow hedge derivatives partially offset by a $167 million adjustment to properly reflect BNP Paribas’ accounting basis in BancWest following its purchase on December 19, 2001 of the remaining 55% of outstanding voting stock it did not already own. This adjustment, recognized in the fourth quarter of 2002, was recorded as a decrease in the “surplus” category of the Company’s stockholder’s equity.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of June 30, 2003 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Risk-Weighted
Assets:
Bank of the West	$2,303,280	10.28%	$895,987	4.00%	$1,343,980	6.00%
First Hawaiian	792,570	12.19	260,100	4.00	390,149	6.00
Total Capital to Risk-Weighted
Assets:
Bank of the West	$2,809,073	12.54%	$1,791,974	8.00%	$2,239,967	10.00%
First Hawaiian	948,868	14.59	520,199	8.00	650,249	10.00
Tier 1 Capital to Average
Assets:
Bank of the West	$2,303,280	9.51%	$968,665	4.00%	$1,210,831	5.00%
First Hawaiian	792,570	9.69	327,059	4.00	408,824	5.00

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our depository institution subsidiaries must each meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The Asset/Liability Committees of the Company and our major subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies. Derivatives entered into for trading purposes include commitments to purchase and sell foreign currencies and mortgage backed securities as well as certain interest rate swaps and options.

We also enter into customer accommodation interest rate swaps and foreign exchange spot and forward contracts as well as contracts to offset either the customer’s counter-position or our foreign currency denominated deposits. These contracts basically offset each other and they do not expose us to material losses resulting from interest rate or foreign currency fluctuations.

The Company models our net interest income in order to quantify our exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up in 100 basis-point increments and down in a 50 basis-point increment. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors on loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, swaptions, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.

The projected impact of incremental increases and a 50 basis-point decrease in interest rates on the Company’s consolidated net interest income over the 12 months beginning July 1, 2003 and January 1, 2003 is shown below:

(dollars in millions)	+ 3%	+2%	+1%	Flat	-0.5%

July 1, 2003
Net interest income	$1,277.9	$1,279.7	$1,277.1	$1,278.7	$1,264.3
Difference from flat	(0.8)	1.0	(1.6)	—	(14.4)
% variance	(0.1)%	0.1%	(0.1)%	—	(1.1)%
January 1, 2003
Net interest income	$1,308.2	$1,303.3	$1,294.3	$1,280.6	N/A
Difference from flat	27.6	22.7	13.7	—	N/A
% variance	2.2%	1.8%	1.1%	—	N/A

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve and spreads between benchmark rates.

Significant Assumptions Utilized And Inherent Limitations

The net interest income changes for each interest rate scenario presented above include assumptions based on accelerating or decelerating mortgage and installment loan prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn is based upon analyses of customers’ historic behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be predicted with certainty (e.g., prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

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

BancWest Corporation and Subsidiaries
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman and chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chairman and chief executive officer and its chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The Exhibits listed below are filed or incorporated by reference as part of this Report.

     (a)  Exhibits

10.8	Amendment No. 2 to BancWest Corporation Supplemental Executive Retirement Plan, effective November 12, 2002.*

*Management contract or compensatory plan or arrangement.

12	Statement regarding computation of ratios.

31	Certifications

(b) Reports on Form 8-K	On April 4, 2003, the registrant filed a Report on Form 8-K that provided information under Items 7 and 9 concerning the Company’s revised financial results for the year and quarter ended December 31, 2002.

On April 17, 2003, the registrant filed a Report on Form 8-K that provided information under Items 7 and 9 concerning the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)

Date: August 11, 2003	By	/s/ Douglas C. Grigsby

Douglas C. Grigsby
Executive Vice President, Chief
Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.8	Amendment No. 2 to BancWest Corporation Supplemental Executive Retirement Plan, effective November 1, 2002.*

*Management contract or compensatory plan or arrangement.

12	Statement regarding computation of ratios.

31	Certifications