Form 10-Q
period 2003-09-30
BANCWEST CORP/HI
filed 2003-11-14
CIK 36377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 1, 2003 the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

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
NEW PRONOUNCEMENTS
FORWARD-LOOKING STATEMENTS
MONETARY POLICY AND ECONOMIC CONDITIONS
CRITICAL ACCOUNTING POLICIES
CONSOLIDATED FINANCIAL HIGHLIGHTS
NET INTEREST INCOME
NONINTEREST INCOME
NONINTEREST EXPENSE
OPERATING SEGMENT RESULTS
INVESTMENT SECURITIES
LOANS AND LEASES
NONPERFORMING ASSETS AND RESTRUCTURED LOANS
PROVISION AND ALLOWANCE FOR CREDIT LOSSES
DEPOSITS
LIQUIDITY MANAGEMENT
CAPITAL
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 12
EXHIBIT 31
EXHIBIT 32

BANCWEST CORPORATION

FORM 10-Q
September 30, 2003

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)
Interest income
Interest and fees on loans	$343,610	$365,886	$1,021,733	$992,123
Lease financing income	32,809	34,894	102,151	107,860
Interest on investment securities:
Taxable interest income	46,118	40,704	131,986	114,881
Exempt from Federal income taxes	153	126	490	360
Other interest income	1,580	2,938	4,750	6,298

Total interest income	424,270	444,548	1,261,110	1,221,522

Interest expense
Deposits	39,835	76,477	140,706	218,884
Short-term borrowings	9,230	10,430	16,464	26,486
Long-term debt	43,843	36,907	136,014	109,044

Total interest expense	92,908	123,814	293,184	354,414

Net interest income	331,362	320,734	967,926	867,108
Provision for credit losses	24,145	26,300	65,695	69,209

Net interest income after provision for credit losses	307,217	294,434	902,231	797,899

Noninterest income
Service charges on deposit accounts	39,512	39,183	115,102	101,718
Trust and investment services income	9,461	9,883	28,826	28,275
Other service charges and fees	38,535	34,032	113,380	89,442
Securities gains, net	555	282	3,913	966
Other	11,563	8,259	33,813	22,291

Total noninterest income	99,626	91,639	295,034	242,692

Noninterest expense
Salaries and wages	86,269	89,486	252,908	236,043
Employee benefits	34,091	28,340	111,127	87,497
Occupancy expense	22,239	24,008	67,153	63,117
Outside services	18,002	17,472	53,843	48,532
Intangible amortization	5,763	5,763	17,290	14,283
Equipment expense	11,563	14,043	35,156	36,252
Restructuring and integration costs	—	6,213	—	14,966
Other	45,036	39,039	135,935	111,592

Total noninterest expense	222,963	224,364	673,412	612,282

Income before income taxes and cumulative effect of accounting change	183,880	161,709	523,853	428,309
Provision for income taxes	69,268	64,651	199,498	169,256

Income before cumulative effect of accounting change	114,612	97,058	324,355	259,053

Cumulative effect of accounting change, net of tax	2,370	—	2,370	—

Net income	$112,242	$97,058	$321,985	$259,053

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,	September 30,
	2003	2002	2002

	(in thousands)
Assets
Cash and due from banks	$1,385,335	$1,761,261	$1,308,653
Interest-bearing deposits in other banks	369,217	2,098	272,082
Federal funds sold and securities purchased under agreements to resell	340,920	430,056	351,925
Trading assets	58,612	43,430	54,020
Available-for-sale investment securities	5,412,369	3,940,769	3,708,473
Loans held for sale	79,300	85,274	69,824
Loans and leases:
Loans and leases	25,264,537	24,146,087	24,071,689
Less allowance for credit losses	390,194	384,081	385,190

Net loans and leases	24,874,343	23,762,006	23,686,499

Premises and equipment, net	537,171	380,272	394,800
Customers’ acceptance liability	38,790	25,945	28,200
Core deposit intangible, net	193,120	210,411	216,174
Goodwill	3,226,851	3,229,200	3,383,877
Other real estate owned and repossessed personal property	19,237	19,613	15,523
Other assets	890,237	858,932	766,450

Total assets	$37,425,502	$34,749,267	$34,256,500

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$17,545,258	$16,720,767	$16,930,452
Noninterest-bearing	7,709,616	7,144,929	6,779,247
Foreign	665,728	691,783	647,163

Total deposits	25,920,602	24,557,479	24,356,862

Federal funds purchased and securities sold under agreements to repurchase	1,072,759	791,476	617,470
Short-term borrowings	930,000	733,274	1,549,713
Acceptances outstanding	38,790	25,945	28,200
Long-term debt	3,962,279	3,376,947	2,325,513
Guaranteed preferred beneficial interests in Company’s
junior subordinated debentures	257,479	259,191	259,893
Other liabilities	1,086,071	1,137,473	1,187,070

Total liabilities	$33,267,980	$30,881,785	$30,324,721

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued (Unaudited)

	September 30,	December 31,	September 30,
	2003	2002	2002

	(in thousands, except per share data)
Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $.01 per share at September 30, 2003, December 31, 2002 and September 30, 2002
Authorized – 150,000,000 shares at September 30, 2003, December 31, 2002 and September 30, 2002
Issued – 85,759,123 shares at September 30, 2003, December 31, 2002 and September 30, 2002	$858	$858	$858
Surplus	3,419,927	3,419,927	3,587,403
Retained earnings	691,619	369,634	267,355
Accumulated other comprehensive income, net	45,118	77,063	76,163

Total stockholder’s equity	4,157,522	3,867,482	3,931,779

Total liabilities and stockholder’s equity	$37,425,502	$34,749,267	$34,256,500

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

					Accumulated
	Class A				Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income, net	Total

	(in thousands, except share data)
Balance, December 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482
Comprehensive income:
Net income	—	—	—	321,985	—	321,985
Net unrealized loss on investment securities available for sale, net of tax and reclassification adjustment	—	—	—	—	(32,997)	(32,997)
Net unrealized loss on cash-flow derivative hedges, net of tax and reclassification adjustment	—	—	—	—	1,052	1,052

Comprehensive income	—	—	—	321,985	(31,945)	290,040

Balance, September 30, 2003	85,759,123	$858	$3,419,927	$691,619	$45,118	$4,157,522

Balance, December 31, 2001	56,074,874	$561	$1,985,275	$8,302	$7,782	$2,001,920
Comprehensive income:
Net income	—	—	—	259,053	—	259,053
Net unrealized gain on investment securities available for sale, net of tax and reclassification adjustment	—	—	—	—	38,384	38,384
Net unrealized gain on cash-flow derivative hedges, net of tax and reclassification adjustment	—	—	—	—	29,997	29,997

Comprehensive income	—	—	—	259,053	68,381	327,434

Issuance of Class A common stock	29,684,249	297	1,599,703	—	—	1,600,000

Discounted Share Purchase Plan	—	—	2,425	—	—	2,425

Balance, September 30, 2002	85,759,123	$858	$3,587,403	$267,355	$76,163	$3,931,779

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$321,985	$259,053
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2,370	—
Provision for credit losses	65,695	69,209
Depreciation and amortization	47,797	46,837
(Decrease) increase in deferred income taxes	(35,475)	156,843
Decrease (increase) in interest receivable	23,896	(45,483)
Increase in interest payable	35,804	28,658
Increase in prepaid expenses	(4,979)	(30,712)
Increase in accrued restructuring and integration costs	—	14,966
Increase in trading assets	(15,182)	(54,020)
Decrease (increase) in loans held for sale	5,974	(23,765)
Securities gains, net	(3,913)	(966)
Other	(55,978)	31,353

Net cash provided by operating activities	387,994	451,973

Cash flows from investing activities:
Net increase in interest-bearing deposits in other banks	(367,119)	(162,147)
Net decrease (increase) in Federal funds sold and securities purchased under agreements to resell	89,136	(82,925)
Proceeds from sale of available-for-sale investment securities	416,667	167,079
Proceeds from the maturity of available-for-sale securities	1,656,995	533,736
Purchase of available-for-sale investment securities	(3,596,807)	(1,319,598)
Net increase in loans and leases from originations and collections	(773,059)	(593,200)
Purchase of loans and leases	(1,086,957)	(24,949)
Proceeds from the sale of loans	681,877	370,167
Net cash paid for acquisitions	—	(1,793,000)
Purchase of premises and equipment	(25,895)	(23,349)
Other	10,190	(345)

Net cash used in investing activities	(2,994,972)	(2,928,531)

Cash flows from financing activities:
Net increase in deposits	1,363,123	674,764
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	281,283	(404,914)
Net increase in other short-term borrowings	196,726	1,155,777
Proceeds from long-term debt	565,000	440,000
Repayment of long-term and subordinated debt	(175,080)	(417,678)
Proceeds from issuance of Class A common stock	—	1,600,000

Net cash provided by financing activities	2,231,052	3,047,949

Net (decrease) increase in cash and due from banks	(375,926)	571,391
Cash and due from banks at beginning of period	1,761,261	737,262

Cash and due from banks at end of period	$1,385,335	$1,308,653

Supplemental disclosures:
Interest paid	$257,380	$325,756

Income taxes paid	$156,928	$12,413

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$8,263	$13,131

Loans made to facilitate the sale of other real estate owned	$1,795	$7,765

Total increase in assets from accounting change	$159,910	$—
Total increase in liabilities from accounting change	$162,280	$—

In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$—	$10,959,000
Cash paid	—	(1,793,000)

Liabilities assumed	$—	$9,166,000

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Summary of Significant Accounting Policies

     Description of Operations

     BancWest, a bank holding company, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank; and First Hawaiian, a State of Hawaii-chartered bank. We provide a wide range of general commercial banking services, providing retail and corporate banking, trust and insurance services to individuals, institutions, businesses and governments.

     Basis of Presentation

     We have prepared the accompanying financial data for the three and nine months ended September 30, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of September 30, 2003, December 31, 2002 and September 30, 2002, condensed consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows activities for the nine months ended September 30, 2003 and 2002.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.

     Descriptions of the significant accounting policies of BancWest Corporation and Subsidiaries (BancWest, the Company or we/our) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. There have been no changes to these policies except for the one listed below.

     Changes in Accounting Principles

     Consolidation

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated. The recognition and measurement provisions of FIN 46 apply at inception to any variable interest entity formed after January 31, 2003, and becomes effective for existing variable interest entities on the first interim or annual reporting period ending after December 15, 2003. The Company adopted the consolidation provisions of FIN 46 in the third quarter for one variable interest entity formed prior to February 1, 2003, REFIRST, Inc. Please refer to Note 6 Financial Interpretation No. 46: Consolidation of Variable Interest Entities for details.

     Reclassifications

     Amounts in the condensed consolidated financial statements for the periods ended September 30, 2002 and December 31, 2002 have been reclassified to conform to the current period’s presentation.

2.	Mergers and Acquisitions

United California Bank Acquisition

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

     BancWest incurred expenses associated with exiting certain branches, operational centers and technology platforms of the pre-merged Bank of the West, as well as certain other conversion and restructuring expenses, totaling approximately $18 million. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition. BancWest established a severance reserve of approximately $40.5 million. Approximately 750 employees throughout the combined organization have been or will be displaced in conjunction with the acquisition. This initiative is substantially complete. In addition to the severance reserve, we recorded the following accruals: $34.5 million for losses on subleases, $8.0 million for contract cancellations, $1.3 million for relocation and other. Since the date of acquisition, we made the following adjustments to the reserves: $6.9 million increase for severance, $7.5 million decrease for losses on subleases, $4.9 million increase for contract cancellations and $0.2 million decrease for relocation. In addition, since the date of acquisition, the reserves were decreased as follows: $41.6 million for severance payments, $10.1 million for sublease loss amortization, $9.3 million for contract cancellation payments and $1.1 million for relocation and other payments.

     The following unaudited pro forma financial information for the nine months ended September 30, 2002, assumes that the UCB acquisition occurred as of January 1, 2002, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the UCB acquisition been consummated as of January 1, 2002:

Pro Forma Financial Information for the nine month period
Ended September 30, 2002

(in thousands)
Net Interest Income	$954,325
Provision for Credit Losses	85,628
Noninterest Income	262,618
Noninterest Expense	674,220
Income Tax Expense	178,990

Net Income	$278,105

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     In conjunction with the purchase of UCB from UFJ, there were certain items that were in dispute. The disputed items were related to UCB’s loan charge-offs and its deferred tax liability. In March 2003, an arbitrator decided in favor of BancWest on both matters. Interest on the disputed amounts totaled $0.8 million, which was recognized in other income during the first quarter of 2003. The resolution of the loan charge-off issue was a receivable due from UFJ of $8.9 million, an increase to our allowance for credit losses of $13.6 million, representing recoveries of loans charged off by BancWest, and a related decrease to our deferred tax liability of $4.7 million. Upon resolution of the deferred tax issue during the first quarter of 2003, we reassessed the adequacy of UCB’s deferred tax liability and reduced the related goodwill by $14.9 million. All cash due from UFJ as a result of the arbitrator’s decision was received in April 2003.

3.	Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three and nine months ended September 30, 2003.

     Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments (fair value hedges). At September 30, 2003, the Company carried an interest rate swap of $2.7 million with a fair market value loss of $0.7 million that was categorized as a fair value hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%.

     At September 30, 2003, we carried a $150 million interest rate swap with BNP Paribas to hedge obligations under the 9.5% BancWest Capital I Quarterly Income Preferred Securities. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value gain of the swap at September 30, 2003 was $0.5 million.

     Cash Flow Hedges

     At September 30, 2003, the Company carried interest rate swaps of $600 million with a fair market value gain of $55.3 million which were categorized as cash flow hedges, to hedge our LIBOR-based commercial loans. The interest rate swaps were entered into during 2001 by UCB and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $17.9 million from January 1, 2003 through September 30, 2003. The Company estimates net settlement gains, recorded as commercial loan interest income, of $24.6 million over the next twelve months resulting from these hedges.

     During 2003, the Company entered into interest rate swaps totaling $75 million with a fair value gain of $2.7 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. The swaps mature as follows: $45 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.64% to 4.58% and receive 3-month LIBOR. The effect on net income from these swaps year-to-date 2003 was $0.4 million. The Company estimates a net increase to interest expense of $2.1 million over the next twelve months resulting from these hedges.

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

     The following table summarizes derivatives held by the Company as of September 30, 2003 and 2002:

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	2003			2002

Contractual Amounts Which		Credit			Credit
Represent	Notional	Risk	Net Fair	Notional	Risk	Net Fair
Credit Risk:	Amount	Amount	Value	Amount	Amount	Value

			(in thousands)
Held for hedge purposes:
Interest rate swaps	$827,747	$58,494	$57,754	$603,715	$61,200	$60,311
Held for trading or free-standing:
Interest rate swaps	1,527,965	27,900	(3,324)	1,406,334	36,560	(9,023)
Purchased interest rate options	34,213	468	468	70,266	1,135	1,135
Written interest rate options	50,917	—	(285)	63,401	—	(588)
Forward interest rate options	43,000	11	11	21,000	73	73
Rate locks	66,400	1,111	1,111	—	—	—
Commitments to purchase and sell foreign currencies	458,570	9,400	222	400,607	2,860	76
Purchased foreign exchange options	43,187	533	533	11,984	143	143
Written foreign exchange options	43,187	—	(533)	11,984	—	(143)

4.	Operating Segments

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

Commercial Banking:

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Consumer Finance:

     The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes Bank of the West’s wholly-owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. Essex has office locations throughout the United States and sells substantially all of its loans to investors.

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

     The focus of First Hawaiian’s retail/community banking strategy is primarily in Hawaii, where it has a 40% market share of the domestic bank deposits of individuals, corporations and partnerships in the state as of September 30, 2003. Thanks to its significant market share in Hawaii, First Hawaiian already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

     International Banking Services: First Hawaiian provides international banking products and services through First Hawaiian’s branch system, its Japan Business Development Department in Honolulu, a Grand Cayman branch, three Guam branches, two branches in Saipan and a representative office in Tokyo, Japan. First Hawaiian maintains a network of correspondent banking relationships throughout the world. First Hawaiian’s trade-related international banking activities are concentrated in the Asia-Pacific area.

Financial Management:

     Trust and Investment Services: First Hawaiian’s Financial Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At September 30, 2003, the Trust and Investments Division had approximately 4,000 accounts with a market value of $8.2 billion. Of this total, $5.9 billion represented assets in nonmanaged accounts and $2.3 billion were managed assets.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West				First Hawaiian Bank

	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Banking	Banking	Management	Other(2)

Three Months Ended September 30, 2003:
Net interest income	$127.7	$78.5	$53.0	$20.1	$68.2	$22.5	$7.9	$—	$(11.5)
Noninterest income	42.7	13.0	2.9	5.1	17.9	5.4	3.1	7.9	1.7
Noninterest expense	107.9	28.2	15.0	6.0	45.9	11.7	2.0	6.0	(2.3)
Provision for credit losses	4.3	2.2	13.6	—	1.3	2.4	0.1	—	0.2
Tax provision (benefit)	23.0	24.1	10.8	6.3	14.2	5.0	2.2	0.8	(1.8)

Income before cumulative effect of accounting change	35.2	37.0	16.5	12.9	24.7	8.8	6.7	1.1	(5.9)
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	—	—	(2.4)

Net income (loss)	$35.2	$37.0	$16.5	$12.9	$24.7	$8.8	$6.7	$1.1	$(8.3)

Segment assets at September 30	$7,635	$8,469	$7,842	$4,446	$3,470	$1,354	$989	$19	$3,862
Segment goodwill at September 30	1,214	706	308	—	650	216	118	10	—
Average assets	$7,720	$8,356	$7,777	$4,070	$3,472	$1,379	$1,036	$18	$3,650
Average loans	5,698	7,070	7,460	—	2,472	1,183	895	3	407
Average deposits	13,834	2,926	12	1,819	6,621	11	27	56	173
Three Months Ended September 30, 2002:
Net interest income	$135.4	$73.5	$47.7	$14.7	$64.1	$18.0	$7.0	$0.1	$(7.8)
Noninterest income	40.7	8.6	2.8	7.5	15.7	7.8	1.7	7.2	(0.3)
Noninterest expense	109.4	27.8	13.5	14.8	43.6	10.4	1.9	5.8	(3.9)
Provision for credit losses	6.8	1.9	12.9	—	2.1	2.5	0.3	—	(0.2)
Tax provision (benefit)	24.8	21.6	10.0	2.3	13.0	4.8	2.0	0.6	(1.0)

Net income (loss)	$35.1	$30.8	$14.1	$5.1	$21.1	$8.1	$4.5	$0.9	$(3.0)

Segment assets at September 30	$7,597	$7,821	$6,869	$3,477	$3,199	$1,315	$1,098	$13	$3,309
Segment goodwill at September 30	1,208	703	306	—	650	216	118	10	—
Average assets	$7,915	$7,963	$6,804	$2,867	$3,206	$1,300	$1,083	$13	$3,201
Average loans	5,907	6,767	6,447	—	2,355	1,093	944	—	533
Average deposits	13,652	2,434	—	1,685	6,131	9	19	32	169

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other	Reconciling	Consolidated
(in millions)	BancWest(3)	Items(4)	Totals

Three Months Ended September 30, 2003:
Net interest income	$(35.0)	$—	$331.4
Noninterest income	(0.2)	0.1	99.6
Noninterest expense	2.3	0.3	223.0
Provision for credit losses	—	—	24.1
Tax provision (benefit)	(15.4)	0.1	69.3

Income before cumulative effect of accounting change	(22.1)	(0.3)	114.6
Cumulative effect of accounting change, net of tax	—	—	(2.4)

Net income (loss)	$(22.1)	$(0.3)	$112.2

Segment assets at September 30	$6,947	$(7,607)	$37,426
Segment goodwill at September 30	5	—	3,227
Average assets	$6,877	$(7,557)	$36,798
Average loans	55	(44)	25,199
Average deposits	—	(57)	25,422
Three Months Ended September 30, 2002:
Net interest income	$(31.8)	$(0.2)	$320.7
Noninterest income	(0.1)	—	91.6
Noninterest expense	1.2	(0.2)	224.3
Provision for credit losses	—	—	26.3
Tax provision (benefit)	(13.4)	(0.1)	64.6

Net income (loss)	$(19.7)	$0.1	$97.1

Segment assets at September 30	$7,572	$(8,013)	$34,257
Segment goodwill at September 30	173	—	3,384
Average assets	$7,466	$(7,881)	$33,937
Average loans	22	—	24,068
Average deposits	(36)	—	24,095

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Bank of the West				First Hawaiian Bank

	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial		Other	Reconciling	Consolidated
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Banking	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals

Nine Months Ended September 30, 2003:
Net interest income	$370.3	$234.4	$153.4	$55.5	$199.4	$63.8	$23.3	$0.2	$(28.7)	$(103.8)	$0.1	$967.9
Noninterest income	123.0	38.4	9.1	15.7	51.7	22.8	6.3	22.7	5.5	(0.2)	—	295.0
Noninterest expense	323.9	88.1	46.0	18.7	134.7	34.5	6.4	19.2	(8.1)	9.8	0.2	673.4
Provision for credit losses	12.2	(1.6)	43.2	—	4.8	7.0	0.1	—	—	—	—	65.7
Tax provision (benefit)	62.2	73.7	29.0	18.0	41.7	16.8	6.4	1.5	(3.5)	(46.3)	(0.1)	199.4

Income before cumulative effect of an accounting change	95.0	112.6	44.3	34.5	69.9	28.3	16.7	2.2	(11.6)	(67.5)	—	324.4
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	—	—	(2.4)	—	—	(2.4)

Net income (loss)	$95.0	$112.6	$44.3	$34.5	$69.9	$28.3	$16.7	$2.2	$(14.0)	$(67.5)	$—	$322.0

Segment assets at September 30	$7,635	$8,469	$7,842	$4,446	$3,470	$1,354	$989	$19	$3,862	$6,947	$(7,607)	$37,426
Segment goodwill at September 30	1,214	706	308	—	650	216	118	10	—	5	—	3,227
Average assets	$7,461	$8,252	$7,432	$3,629	$3,343	$1,416	$1,040	$15	$3,491	$6,760	$(7,398)	$35,441
Average loans	5,447	6,973	7,108	—	2,448	1,217	897	2	441	58	(43)	24,548
Average deposits	13,719	2,754	13	1,470	6,493	10	22	52	159	—	(60)	24,632
Nine Months Ended September 30, 2002:
Net interest income	$356.0	$182.4	$132.9	$40.5	$196.5	$53.1	$20.5	$0.2	$(23.9)	$(91.1)	$—	$867.1
Noninterest income	105.5	20.2	8.2	16.4	46.8	19.3	4.9	22.3	(0.9)	—	—	242.7
Noninterest expense	291.8	66.4	41.9	35.9	130.5	30.9	5.5	17.7	(11.6)	3.3	—	612.3
Provision for credit losses	11.3	5.3	37.7	—	6.2	7.0	0.6	—	1.1	—	—	69.2
Tax provision (benefit)	64.5	53.2	25.0	7.0	40.9	13.1	6.1	1.9	(4.3)	(38.2)	0.1	169.3

Net income (loss)	$93.9	$77.7	$36.5	$14.0	$65.7	$21.4	$13.2	$2.9	$(10.0)	$(56.2)	$(0.1)	$259.0

Segment assets at September 30	$7,597	$7,821	$6,869	$3,477	$3,199	$1,315	$1,098	$13	$3,309	$7,572	$(8,013)	$34,257
Segment goodwill at September 30	1,208	703	306	—	650	216	118	10	—	173	—	3,384
Average assets	$6,545	$6,659	$6,548	$2,341	$3,341	$1,345	$1,007	$13	$2,985	$6,749	$(7,119)	$30,414
Average loans	4,788	5,682	6,181	—	2,482	1,128	890	—	566	22	—	21,739
Average deposits	12,211	1,711	9	1,516	5,990	10	21	45	184	(33)	—	21,664

(1) The material net interest income and noninterest income items in the Other column relate to Treasury activities of $22.6 million and $55.1 million and unallocated other income of $2.6 million and $16.1 million for the three and nine months ended September 30, 2003, respectively. The material net interest income and noninterest income items in the Other column for the three and nine months ended September 30, 2002 resulted substantially from Treasury activities of $11.9 million and $30.0 million and unallocated other income of $10.3 million and $26.9 million, respectively.

The material noninterest expense items in the Other column for the three and nine months ended September 30, 2003, are substantially derived from Treasury activities and unallocated administrative items. The noninterest expense items in the Other column for the three months ended September 30, 2002 are mostly the result of unallocated merger-related costs of $6.2 million, Treasury activities of $4.7 million and unallocated administrative items of $3.9 million. The material noninterest expense items in the Other column for the nine months ended September 30, 2002 resulted primarily from Treasury activities of $11.8 million, unallocated merger-related costs of $15.0 million and unallocated administrative items of $9.1 million.

The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented:

The material average deposit items in the Other column relate to unallocated Treasury balances for the three and nine months ended September 30, 2003 and 2002.

(2) Other is composed of Administrative and Syndicated and Media Lending. Administrative represents administrative support areas including Information Management and Operations and Finance and Investment.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The material items in the other column related to net interest income for the three and nine months ended September 30, 2003 resulted from $7.9 million and $29.1 million, respectively, in transfer pricing adjustments.

The material items in the other column related to noninterest income for the three and nine months ended September 30, 2003 resulted primarily from a $0.7 million and $4.1 million gain on sale of a leveraged lease, respectively.

The material items in the other column related to noninterest expense for the three and nine months ended September 30, 2003 resulted from unallocated Treasury activities of $5.1 million and $11.6 million, respectively, partially offset by a pre-tax $2.6 million reduction in net investment in leveraged leases in September 2003.

The material items in the Other column related to average assets are unallocated Treasury securities for the periods presented. The material items in the Other column related to average deposits are unallocated balances for the three and nine months ended September 30, 2003 and 2002.

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

     The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and other indefinite-lived intangible assets are no longer amortized and will be tested for impairment at least annually. As of September 30, 2003, the Company had goodwill of $3.2 billion. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank

	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Financial		Consolidated
(in millions)	Banking	Banking	Finance	Banking	Banking	Banking	Management	BancWest	Totals

Balance as of January 1, 2003:	$1,215	$707	$308	$650	$216	$118	$10	$5	$3,229
Purchase accounting adjustment:
UCB	(1)	—	—	—	—	—	—	—	(1)
Trinity Capital	—	(1)	—	—	—	—	—	—	(1)

Balance as of September 30, 2003:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227

     The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles arising from the BNP Paribas merger and the acquisition of UCB, is approximately $23 million (pre-tax) for each of the years from 2003 to 2007. The details of our intangible assets are depicted below:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

		(in thousands)
Balance as of September 30, 2003:
Core Deposits	$230,538	$37,418	$193,120

Total	$230,538	$37,418	$193,120
Balance as of December 31, 2002:
Core Deposits	$230,538	$20,127	$210,411

Total	$230,538	$20,127	$210,411
Balance as of September 30, 2002:
Core Deposits	$230,538	$14,364	$216,174

Total	$230,538	$14,364	$216,174

6.	Financial Interpretation No. 46: Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. FIN 46 requires that a variable interest entity (VIE) be consolidated by a company if that company meets the definition of the VIE’s primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The recognition and measurement provisions of FIN 46 apply at inception to any variable interest entity formed after January 31, 2003, and becomes effective for existing variable interest entities on the first interim or annual reporting period ending after December 15, 2003. The Company adopted the consolidation provisions of FIN 46 in the third quarter for one variable interest entity formed prior to February 1, 2003, REFIRST, Inc.

     REFIRST, Inc. is a VIE that was created by a nonrelated third party to construct, finance and hold title to our administrative headquarters building in Honolulu, First Hawaiian Center (FHC). We entered into a noncancelable operating lease for FHC with REFIRST, Inc. that terminates on December 1, 2003. Our intention is to purchase FHC at the end of the lease term. Prior to July 1, 2003, we were not required to consolidate REFIRST, Inc. into our consolidated financial statements. However, upon our implementation of FIN 46, REFIRST, Inc. was consolidated into BancWest effective July 1, 2003, including the depreciation expense of FHC and interest expense on the financing. The provisions of FIN 46 required us to record a cumulative effect of an accounting change upon its implementation. The amount of such cumulative effect, (essentially, a retrospective depreciation charge for an 18-month period covering the time in which the building was last revalued for purchase-accounting purposes) as it relates to the consolidation of REFIRST, Inc., recognized in July 2003 was an after-tax charge to earnings of approximately $2.4 million. Additionally, we increased total assets by approximately $160 million (principally due to the addition of the FHC building), increased debt by approximately $193.9 million, reduced the deferred tax liability by approximately $1.7 million and decreased the reserve for the guaranteed residual value upon lease termination of $30 million.

     The Company has identified investments that meet the definition of a VIE under FIN 46 but do not meet the requirements for consolidation. The Company owns several limited partnership interests in low-income housing developments in conjunction with the Community Reinvestment Act. Limited partners shall not participate in the control of the Partnership’s business. The general partner exercises the day-to-day control and management of the projects. The general partner has exclusive control over the Partnership’s business and shall have all of the rights, powers, and authority generally conferred by law or necessary, advisable or consistent with accomplishing the Partnership’s business. BancWest is considered a defacto agent for the general partner and cannot sell the investments without the general partners’ consent. The business purpose of these entities is to provide affordable housing within the Company’s service area in return for tax credits and tax loss deductions. Our current pledge amount for these investments is approximately $77 million with approximately $30 million as the residual contribution outstanding. We are not obligated to fund deficiencies of the limited partnerships and our maximum exposure to losses is limited to our pledge amount. A bargain purchase option is available for the general partner to purchase the Company’s portion of interest in the limited partnerships. These partnerships were entered into from 1989 through 2003.

     On June 23, 1997 and October 20, 2000, the Company formed two trusts, First Hawaiian Capital I (FH Trust) and BancWest Capital I (BWE Trust) (the Trusts), respectively. The Trusts issued preferred and common capital securities. The preferred capital securities were sold to the public; BancWest owns the common securities. The purpose of these entities is to allow for the issuance of preferred capital securities that qualify for inclusion in Tier 1 regulatory capital. At the Trusts’ inception, we issued junior subordinated deferrable interest debentures to the Trusts in return for either capital securities, in the case of BWE Trust, or the proceeds from capital securities that were issued from FH Trust. Historically, these trusts have been consolidated and the related trust preferred securities have been treated as Tier 1 capital under Federal Reserve rules and regulations. The Company is still assessing the impact of FIN 46 on the Trusts and may no longer be permitted to consolidate them in preparing its financial statements. The Company plans to complete this assessment during the fourth quarter of 2003.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Headquartered in Honolulu, Hawaii, with offices in San Francisco, BancWest is a financial holding company with assets of $37.4 billion at September 30, 2003. BancWest, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank; and First Hawaiian, a State of Hawaii-chartered bank. We provide a wide range of general commercial banking services, providing retail and corporate banking, trust and insurance services to individuals, institutions, businesses and governments.

     Net income for the third quarter of 2003 was $112.2 million, compared with $97.1 million for the same period in 2002. Net income for the first nine months of 2003 was $322.0 million compared with $259.1 million for the same period in 2002. Net interest income was $331.4 million for the third quarter of 2003 and $967.9 million for the first nine months of 2003 compared with $320.7 million and $867.1 million for the same periods of 2002. Noninterest income was $99.6 million and $295.0 million for the third quarter and first nine months of 2003, respectively, compared with $91.6 million and $242.7 million for the same periods in 2002. Noninterest expense totaled $223.0 million and $673.4 million for the third quarter and first nine months of 2003, respectively, compared with $224.4 million and $612.3 million for the same periods of 2002.

     BancWest had total assets of $37.4 billion at September 30, 2003, up 9.3% from a year earlier. Investment securities totaled $5.4 billion, an increase of 45.9% as compared to the same period in 2002. Loans and leases totaled $25.3 billion, an increase of 5.0% compared to the same period in 2002. Deposits were $25.9 billion, up 6.4% from a year earlier.

     BancWest’s nonperforming assets were reduced significantly to 0.71% of loans and foreclosed properties at September 30, 2003, an improvement from 1.12% at September 30, 2002. The provision for credit losses was $24.1 million for the third quarter of 2003 compared to $26.3 million for the same period in 2002. BancWest’s allowance for credit losses was 1.54% of total loans and leases at September 30, 2003, compared to 1.59% at December 31, 2002 and 1.60% at September 30, 2002.

NEW PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides guidance on consolidation and how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated. The recognition and measurement provisions of FIN 46 apply at inception to any variable interest entity formed after January 31, 2003, and become effective for existing variable interest entities on the first interim or annual reporting period ending after December 15, 2003. The Company consolidated one variable interest entity, REFIRST, Inc., during the third quarter. REFIRST, Inc. finances and holds title to our administrative headquarters building in Honolulu, First Hawaiian Center (FHC). Upon adoption, the Company recognized an after-tax charge to earnings of approximately $2.4 million accounted for as a cumulative effect of an accounting change. Additionally, we increased total assets by approximately $160 million (principally due to the addition of the FHC building), increased debt by approximately $193.9 million, reduced the deferred tax liability by approximately $1.7 million and decreased the reserve for the guaranteed residual value upon lease termination of $30 million. Please refer to Note 6 Financial Interpretation No. 46: Consolidation of Variable Interest Entities for details.

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for the classification and measurement of financial instruments with

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

characteristics of both liabilities and equity. This standard is effective beginning in the third quarter of 2003. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2003. We have established policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

     Our accounting policies are discussed in detail in the notes to the consolidated financial statements, Note 1 (Summary of Significant Accounting Policies) of our 2002 Annual Report on Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	Allowance for Credit Losses (the Allowance): The allowance for credit losses represents our best estimate of losses inherent in the existing loan portfolio. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral. Using this methodology, we allocate the Allowance to individual loans and leases and to the categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of our 2002 Annual Report on Form 10-K describes how we evaluate loans for impairment. Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our statistical analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan types. Some of the Allowance is not allocated to specific impaired loans because of the subjective nature of the process of estimating an adequate allowance for credit losses, economic uncertainties and other factors.

•	Fair Value of Assets: Certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by utilizing dealer quotes, market comparisons or internally generated modeling techniques. Our internal models generally involve present value of cash flow techniques.

One of the most significant assets for which we estimate fair value is goodwill. As of September 30, 2003, we had $3.2 billion in goodwill on our Consolidated Balance Sheet. SFAS No. 142 requires that we perform a two-step impairment test for goodwill at least annually. However, if an event occurs or circumstances change during the year indicating potential impairment, goodwill must be tested. The testing process involves estimating cash flows for future periods. The first step compares the fair value of the reporting unit, which is an individual business segment of the Company, to the carrying amount. If the carrying amount exceeds the fair value, then a second step is conducted whereby the implied fair value of the goodwill is compared with the carrying amount of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss is recognized.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

			(dollars in thousands)
Earnings:
Net interest income	$331,362		$320,734		$967,926		$867,108
Provision for credit losses	24,145		26,300		65,695		69,209
Noninterest income	99,626		91,639		295,034		242,692
Noninterest expense	222,963		224,364		673,412		612,282
Tax provision	69,268		64,651		199,498		169,256
Income before cumulative effect of accounting change	114,612		97,058		324,355		259,053
Cumulative effect of accounting change, net of tax	2,370		—		2,370		—
Net Income	$112,242		$97,058		$321,985		$259,053
Selected Financial Ratios:
Return on average total assets (ROA)	1.21%		1.13%		1.21%		1.14%
Return on average stockholder’s equity (ROE)	10.83		9.99		10.70		10.50
Net interest margin (taxable-equivalent basis)	4.26		4.52		4.37		4.58
Allowance for credit losses to total loans and leases (at September 30)	1.54		1.60		1.54		1.60
Nonperforming assets to total assets (at September 30)	0.48		0.79		0.48		0.79
Allowance for credit losses to nonperforming loans and leases (at September 30)	2.44	x	1.52	x	2.44	x	1.52	x
Average equity to average total assets	11.17%		11.36%		11.35%		10.85%
Regulatory Capital Ratios:
Leverage Ratio(1):
Bank of the West	9.36%		8.94%		9.36%		8.94%
First Hawaiian Bank	9.68		9.08		9.68		9.08
Tier 1 capital (risk-based):
Bank of the West	10.56		9.84		10.56		9.84
First Hawaiian Bank	12.51		11.06		12.51		11.06
Total capital (risk-based):
Bank of the West	12.81		12.16		12.81		12.16
First Hawaiian Bank	14.88		13.47		14.88		13.47
Balance Sheet Data Averages:
Average assets	36,797,885		33,937,459		35,441,404		30,414,475
Average loans(2)	25,199,215		24,067,661		24,548,196		21,739,282
Average deposits	25,422,161		24,095,238		24,631,586		21,663,686
Average stockholder’s equity	4,110,928		3,854,560		4,023,643		3,299,628
Balance Sheet Data At Period End:
Assets	37,425,502		34,256,500		37,425,502		34,256,500
Loans(2)	25,343,837		24,141,513		25,343,837		24,141,513
Deposits	25,920,602		24,356,862		25,920,602		24,356,862
Stockholder’s equity	4,157,522		3,931,779		4,157,522		3,931,779

(1)	The capital leverage rates are based on quarterly averages.

(2)	These balances include loans held-for-sale and are not adjusted for credit losses.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased 3.3% in the three months ended September 30, 2003 to $331.4 million from $320.7 million in the corresponding period last year. Net interest income increased to $967.9 million, a growth of 11.6% in the nine months ending September 30, 2003 from $867.1 million in the same nine-month period last year. The margins in the three and nine-month periods ending September 30, 2003 decreased in a record low interest rate environment in which the yields on our earning assets declined faster than the rates on our funding sources. Increases in average earning assets were partially offset by the impact of the decreased margin.

Average earning assets increased by $2.7 billion and $4.3 billion or 9.7% and 17.0%, respectively, in the three and nine months ended September 30, 2003 from the corresponding periods last year. These increases were primarily driven by purchases of investment securities, residential real estate loans and originations of consumer loans. In addition, our March 2002 acquisition of United California Bank (UCB) increased both our investment securities and loans and leases. We significantly increased our purchasing of investment securities in the three months ended September 30, 2003 from the comparable period last year. Average investment securities increased $1.7 billion and $1.5 billion or 49.1% and 47.7%, respectively, in the three and nine month periods ended September 30, 2003 compared to the corresponding periods last year. Average loans and leases outstanding grew by $1.1 billion or 4.7% during the three-month period ended September 30, 2003 and 12.9% or $2.8 billion during the nine-month period ended September 30, 2003 compared to the same periods last year.

For the three and nine months ended September 30, 2003 interest-bearing demand deposits decreased 23.3% and 23.4% or $82.6 million and $83.7 million. Savings deposits increased $1.1 billion and $1.9 billion or 12.4% and 23.9%, respectively for the three and nine months ended September 30, 2003 compared to last year. Short-term borrowing decreased 13.3% and 9.8% or $314.2 million and $199.2 million, respectively, offset by a significant increase in long-term borrowing of 66.0% and 57.6% or $1.6 billion and $1.4 billion in the three and nine-month periods, respectively, ending September 30, 2003 from the same periods in 2002. The shift from short-term to long-term debt was primarily a result of finalizing the long-term financing for the portion of the UCB acquisition ($800 million) that had been financed during the interim with short-term debt.

In addition to a falling interest rate environment, our cost of funds was lowered by an increase in average noninterest-bearing deposits of $948.1 million and $1.6 billion, or 14.9% and 30.5% in the three and nine months ended September 30, 2003, respectively as compared to the same periods in 2002. The percentage of average noninterest-bearing deposits to total average deposits for the three and nine months ended September 30, 2003 increased to 28.7% and 28.3%, respectively, from 26.4% and 24.7% for the same periods in 2002.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$273,327	$748	1.09%	$173,466	$822	1.88%
Federal funds sold and securities purchased under agreements to resell	153,472	406	1.05	392,523	1,724	1.74
Trading assets	59,350	426	2.85	42,409	392	3.67
Investment securities: (2)
Taxable investment securities	5,218,770	46,118	3.51	3,495,137	40,704	4.62
Non-taxable investment securities	15,663	240	6.08	15,001	228	6.03
Loans and leases (3),(4)	25,199,215	376,696	5.93	24,067,661	400,825	6.61

Total earning assets	30,919,797	424,634	5.45%	28,186,197	444,695	6.26%

Non-earning assets	5,878,088			5,751,262

Total assets	$36,797,885			$33,937,459

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing
Demand	$271,111	$44	0.06%	$353,668	$267	0.30%
Savings	10,399,436	13,637	0.52	9,255,123	29,013	1.24
Time	6,838,840	24,868	1.44	7,513,111	44,753	2.36
Foreign	615,304	1,286	0.83	623,987	2,444	1.55

Total interest-bearing deposits	18,124,691	39,835	0.87	17,745,889	76,477	1.71
Short-term borrowings	2,041,899	9,230	1.79	2,356,097	10,430	1.76
Long-term debt and capital securities	4,139,256	43,843	4.20	2,494,038	36,907	5.87

Total interest-bearing deposits and liabilities	24,305,846	92,908	1.52	22,596,024	123,814	2.17

Interest rate spread			3.93%			4.09%
Noninterest-bearing deposits	7,297,470			6,349,349
Other liabilities	1,083,641			1,137,526

Total liabilities	32,686,957			30,082,899
Stockholder’s equity	4,110,928			3,854,560

Total liabilities and stockholder’s equity	$36,797,885			$33,937,459

Impact of noninterest-bearing sources			0.33%			0.43%
Net interest income and margin on total earning assets		331,726	4.26%		320,881	4.52%
Tax equivalent adjustment		364			147

Net interest income		$331,362			$320,734

(1)	Annualized.

(2)	Average investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held-for-sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $17.5 million and $13.7 million for the three months ended September 30, 2003 and 2002, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

	(dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks	$177,077	$1,632	1.23%	$142,777	$2,057	1.93%
Federal funds sold and securities purchased under agreements to resell	212,842	1,947	1.22	279,109	3,650	1.75
Trading assets	55,877	1,171	2.80	23,507	591	3.36
Investment securities: (2)
Taxable investment securities	4,616,617	131,986	3.82	3,124,281	114,881	4.92
Non-taxable investment securities	15,380	753	6.55	11,809	736	8.33
Loans and leases (3),(4)	24,548,196	1,124,709	6.13	21,739,282	1,100,121	6.77

Total earning assets	29,625,989	$1,262,198	5.70%	25,320,765	$1,222,036	6.45%

Non-earning assets	5,815,415			5,093,710

Total assets	$35,441,404			$30,414,475

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing
Demand	$274,221	$271	0.13%	$357,969	$749	0.28%
Savings	10,047,001	49,613	0.66	8,108,901	73,248	1.21
Time	6,737,313	86,625	1.72	7,280,520	137,799	2.53
Foreign	594,578	4,197	0.94	568,272	7,088	1.67

Total interest-bearing deposits	17,653,113	140,706	1.07	16,315,662	218,884	1.79
Short-term borrowings	1,841,025	16,464	1.20	2,040,197	26,486	1.74
Long-term debt and capital securities	3,777,603	136,014	4.81	2,396,453	109,044	6.08

Total interest-bearing deposits and liabilities	23,271,741	293,184	1.68	20,752,312	354,414	2.28

Interest rate spread			4.02%			4.17%
Noninterest-bearing deposits	6,978,473			5,348,024
Other liabilities	1,167,547			1,014,511

Total liabilities	31,417,761			27,114,847
Stockholder’s equity	4,023,643			3,299,628

Total liabilities and stockholder’s equity	$35,441,404			$30,414,475

Impact of noninterest-bearing sources			0.35%			0.41%
Net interest income and margin on total earning assets		969,014	4.37%		867,622	4.58%
Tax equivalent adjustment		1,088			514

Net interest income		$967,926			$867,108

(1)	Annualized.

(2)	Average investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held-for-sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $46.8 million and $39.4 million for the nine months ended September 30, 2003 and 2002, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The following table reflects the key components of the change in noninterest income for the three and nine months ended September 30, 2003, as compared to the same periods in 2002:

	2003	2002	% Change

		(in thousands)
Three Months Ended September 30,
Service charges on deposit accounts	$39,512	$39,183	0.8%
Trust and investment services income	9,461	9,883	(4.3)
Other service charges and fees	38,535	34,032	13.2
Securities gains, net	555	282	96.8
Other	11,563	8,259	40.0

Total noninterest income	$99,626	$91,639	8.7%

	2003	2002	% Change

		(in thousands)
Nine Months Ended September 30,
Service charges on deposit accounts	$115,102	$101,718	13.2%
Trust and investment services income	28,826	28,275	1.9
Other service charges and fees	113,380	89,442	26.8
Securities gains, net	3,913	966	305.1
Other	33,813	22,291	51.7

Total noninterest income	$295,034	$242,692	21.6%

As the table above shows in detail, noninterest income increased by 8.7% and 21.6% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. These increases were driven by a number of different causes. Service charges on deposit accounts for the quarter did not increase materially, but increased $13.4 million or 13.2% in the nine months ended September 30, 2003. This was due in large part to an increase in average deposit balances of approximately 5.5% and 13.7% for the three and nine months, respectively, compared to the same periods in the prior year. Part of the year-to-date increase is attributable to the acquisition of UCB in March 2002.

Other service charges and fees increased 13.2% in the quarter and 26.8% in the nine months year-to-date. The increase in other service charges and fees compared to the same period last year is primarily due to higher income from fees on commercial loans, higher lease servicing income from the acquisition of Trinity Capital in November 2002, higher commission from issuing letters of credit, higher broker servicing fees and increased debit card usage. Other noninterest income increased 40.0% in the third quarter and 51.7% in the nine-month period compared to the corresponding periods in 2002. These increases are primarily gains from the sale of loans and leases.

Approximately $0.6 million and $3.9 million in net gains on the sale of investment securities were recognized in the three and nine months ended September 30, 2003, respectively.

NONINTEREST EXPENSE

The following table reflects the key components of the change in noninterest expense for the three and nine months ended September 30, 2003 as compared to the same periods in 2002:

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	2003	2002	% Change

	(in thousands)
Three Months Ended September 30,
Salaries and wages	$86,269	$89,486	(3.6)%
Employee benefits	34,091	28,340	20.3
Occupancy expense	22,239	24,008	(7.4)
Outside services	18,002	17,472	3.0
Intangible amortization	5,763	5,763	—
Equipment expense	11,563	14,043	(17.7)
Stationery and supplies	5,962	6,990	(14.7)
Advertising and promotion	5,794	12,301	(52.9)
Restructuring and integration costs	—	6,213	—
Other	33,280	19,748	68.5

Total noninterest expense	$222,963	$224,364	0.6%

	2003	2002	% Change

	(in thousands)
Nine Months Ended September 30,
Salaries and wages	$252,908	$236,043	7.1%
Employee benefits	111,127	87,497	27.0
Occupancy expense	67,153	63,117	6.4
Outside services	53,843	48,532	10.9
Intangible amortization	17,290	14,283	21.1
Equipment expense	35,156	36,252	(3.0)
Stationery and supplies	19,396	20,017	(3.1)
Advertising and promotion	19,451	24,978	(22.1)
Restructuring and integration costs	—	14,966	—
Other	97,088	66,597	45.8

Total noninterest expense	$673,412	$612,282	10.0%

As the table above shows in detail, the change in total noninterest expense from the previous year was not material in the third quarter. The increase in employee benefits of $5.8 million, or 20.3% in the three months ended September 30, 2003 compared to the same period in the previous year is primarily attributable to higher workers’ compensation insurance, higher group healthcare insurance and increased retirement plan expense. Occupancy expenses decreased $1.8 million or 7.4% in the three months ended September 30, 2003 compared to the same period in the prior year due to the consolidation of branches after the UCB acquisition. Advertising and promotion expenses decreased by $6.5 million in the period due to higher expenses in the third quarter of 2002 to promote brand recognition after the acquisition of UCB. The decreases in the other categories of noninterest expense in the third quarter from the previous year, such as salaries and wages, equipment expense, stationery and supplies are primarily from efficiencies of operations from our restructuring efforts in 2002. The increase of $13.5 million in the other expense category is primarily attributable to higher depreciation expense on software, higher general liability and property insurance, increased charitable contributions and increases in certain administrative costs.

In the nine months ended September 30, 2003, noninterest expense increased $61.1 million, or 10.0% compared to the same period in 2002. The increase in salaries and wages of $16.9 million, or 7.1% in the nine month period ended September 30, 2003 compared to the prior year is attributable to the acquisition of UCB. The increase of $23.6 million in employee benefits is primarily attributable to higher worker’s compensation insurance, higher group healthcare insurance and increased retirement plan expenses. Intangible amortization increased 21.1% in the nine months ended September 30, 2003 from the prior year due to the acquisition of UCB and the additional intangibles acquired. Advertising and promotion expenses were much higher in the nine-month period in the previous year, decreasing $5.5 million, or 22.1% in the current year. This decrease was the result of higher advertising and promotion expenses in 2002 to promote brand recognition and maintain customer base after the acquisition of UCB. Increases in other expenses include certain fees and software depreciation that we incurred this year that were not incurred in 2002 as well as a leveraged lease restructuring charge from the second quarter.

As a result of the consolidation of operations subsequent to the acquisition of UCB, we expect to achieve cost savings of approximately $75 million per year beginning in 2003. These anticipated cost savings primarily involve compensation and occupancy-related expenses.

OPERATING SEGMENT RESULTS

Bank of the West

Regional Banking segment’s net income remained nearly flat in the three months ended September 30, 2003 from the same period in the prior year at $35.2 million. Net interest income decreased $7.7 million or 5.7% in the third quarter compared to the same period in the

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

prior year. Noninterest income increased $2.0 million or 4.9% and noninterest expense decreased $1.5 million or 1.4% this quarter from the quarter ended September 30, 2002. The provision for credit losses decreased $2.5 million or 36.8%.

Net interest income decreased in the third quarter compared to the prior year due to interest rate compression. While average deposits have increased slightly, interest margins have shrunk. Demand deposit accounts margins have also declined. Noninterest income increased due to debit card interchange revenue associated with increased volume usage and an additional MasterCard® product. Noninterest expense decreased in the three month period compared to the prior year due to lower salary and wage expenses this quarter. This decrease in expenses was coupled with savings from the consolidation of branch facilities subsequent to the acquisition of UCB and partially offset by higher employee benefit costs.

For the nine months ended September 30, 2003 net income increased $1.1 million or 1.2% compare to the same period last year. Net interest income increased $14.3 million or 4.0% in the year to date period. Noninterest income increased $17.5 million or 16.6% and noninterest expense increased $32.1 million or 11.0% in the nine months ended September 30, 2003 compared to the prior year. The provision for credit losses increased $0.9 million or 8.0% in the nine months ended September 30, 2003 compared to the same period in the prior year.

Net interest income increased in the nine month period ended September 30, 2003 due to the acquisition of UCB branches partially offset by the interest rate compression. Noninterest income has increased due to growth in deposit balances and the debit card interchange revenue from new VISA® and MasterCard® accounts. Noninterest expense increased in the first three quarters of 2003 compared to the prior year due to the acquisition of UCB and increases in employee benefit expenses for group insurance.

Average deposit balances in the nine months ended September 30, 2003 grew approximately 12.3% over last year.

Commercial Banking segment’s net income increased $6.2 million or 20.1% in the three months ended September 30, 2003 from $30.8 million in the three months ended September 30, 2002 to $37.0 million this year. Net interest income increased $5.0 million or 6.8% in the third quarter compared to the same period in the prior year. Noninterest income increased $4.4 million or 51.2% and noninterest expense increased $0.4 million or 1.4% this quarter from the quarter ended September 30, 2002.

Net interest income increased in the three months ended September 30, 2003 despite a declining interest rate environment that eroded margins on deposits. Margins on loans and leases increased 26 basis point, while average balances grew by 4.5%. Margins on deposits dropped 116 basis points due to lower transfer pricing rates, while average balances grew 20.2%. The increase in loan and lease margins reflects a change in portfolio mix between loans and leases, with higher yielding leases acquired through the acquisition of Trinity Capital and UCB acquisition replacing lower yielding loans. The $4.4 million increase in noninterest income was due to higher nonyield loan fees, derivative sales fees, and foreign exchange fees. The provision for credit losses has increased $0.3 million because of the increase in the volume of loans we administer.

Commercial Banking segment’s net income increased $34.9 million or 44.9% in the nine months ended September 30, 2003 from $77.7 million in the nine months ended September 30, 2002 to $112.6 million this year. Net interest income increased $52.0 million or 28.5%. Noninterest income increased $18.2 million or 90.1%. Noninterest expense increased $21.7 million or 32.7%. Provision for credit losses decreased $6.9 million.

Commercial Banking achieved growth in loans, deposits, and net income due to strong performance in SBA, Church Lending, Healthcare, and Cash Management, and the acquisitions of UCB in April 2002 and Trinity Capital in November 2002. Interest margins on loans and leases increased 24 basis points, as higher yielding leases replaced lower yielding loans in the portfolio. Deposit margins decreased 89 basis points due to a declining interest rate environment. Noninterest income growth was driven by the UCB and Trinity acquisitions, nonyield related loan fees and lease servicing, as well as aggressive efforts to sell cash management, derivatives, and foreign exchange services. While the Trinity Capital acquisition increased full-time equivalents (FTE) by 86, FTE in legacy Bank of the West and UCB businesses has declined by 73 from September 2002 to September 2003. Commercial Banking continues to pursue a strategy of leveraging efficiencies gained through the expanded resources resulting from the UCB and Trinity Capital acquisitions, while focusing on niche markets where there is a competitive advantage, such as equipment leasing, SBA loans and Church Lending.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Acquisitions of UCB in April 2002 and Trinity Capital in November 2002 resulted in increases of 22.7% in average loans and 61.0% in average deposits in the nine months ended September 30, 2003. The Commercial Banking Segment continues to pursue a strategy of leveraging efficiencies gained through the expanded resources resulting from the UCB acquisition, while focusing on niche markets where there is competitive advantage, such as equipment leasing, SBA loans and religious lending.

Consumer Finance segment’s net income for the three months ended September 30, 2003 was $16.5 million compared to $14.1 million a year ago. Net interest income in the third quarter 2003 was $53.0 million, compared with $47.7 million for the same period 2002, an increase of 11.1%. Noninterest income increased $0.1 million for the quarter compared to the prior year. Noninterest expense increased from $13.5 million in the three months ended September 30, 2002 to $15.0 million this year, an increase of 11.1%. Our provision for credit allowances also increased 5.4% in the third quarter of this year compared to the third quarter of 2002.

The Consumer Finance Segment remains very competitively priced in the indirect lending market. Noninterest income in the three months ended September 30, 2003 was $2.9 million, compared with $2.8 million for the same period 2002. This increase was primarily due to an increase in loan servicing related fees. Noninterest expense for the third quarter 2003 increased by 11.1% over the same period in 2002. This increase was primarily due to an increase in the cost of employee salaries and benefits. Other expense categories experienced a decrease due to efficiency gains.

Net income for the nine months ended September 30, 2003 was $44.3 million compared to $36.5 million in the same period a year ago. Net interest income for the nine months ended September 30, 2003 was $153.4 million, compared to $132.9 million for the same period in 2002, an increase of 15.4%. Noninterest income increased 11.0% and noninterest expense increased 9.8% in the first three-quarters of 2003 compared to the corresponding period of 2002. The provision for credit losses increased $5.5 million from $37.7 million in the first three quarters of 2002 to $43.2 million in 2003.

Noninterest income for the nine months ended September 30, 2003 was $9.1 million, compared with $8.2 million for the same period in 2002. This increase was primarily due to gains on sales of loans through our Essex subsidiary, increases in installment non-yield related loan fees, and other retail service charges. Noninterest expense for the nine months ended September 30, 2003 increased by $4.1 million from the same period 2002. This increase was primarily due to greater staff and occupancy requirements associated with growth and the UCB acquisition. Additionally, increases in the cost of employee benefits and an increase in the use of outside services related to higher production volumes contributed to the higher expenses in 2003.

Average assets for the nine months ended September 30, 2003 were $7.4 billion, compared to $6.5 billion, an increase of $0.9 billion, or 13.5% in the nine months ended September 30, 2002. This increase is due to both the UCB acquisition that took place in 2002 and increased indirect loan production.

First Hawaiian Bank

Retail Banking segment’s net income for the third quarter ended September 30, 2003 increased $3.6 million, or 17.1% compared to the same period in 2002. Net interest income for the third quarter increased by $4.1 million, or 6.4% compared to the prior year. The increase was primarily due to higher commercial loan and mortgage loan fees. Noninterest income for the three months ended September 30, 2003 increased by $2.2 million, or 14.0% compared to prior year. The increase was primarily due to higher account analysis fees. Noninterest expense for the third quarter increased by $2.3 million, or 5.3% compared to prior year. The increase was primarily due to higher retirement plan expense. Provision for credit losses for the third quarter decreased by $0.8 million, or 38.1% compared to prior year.

Net income for the nine months ended September 30, 2003 increased $4.2 million, or 6.4% compared to the same periods in 2002. Net interest income for nine months ended September 30, 2003 increased $2.9 million, or 1.5% compared to prior year. The increase was primarily due to higher commercial loan and mortgage loan fees. Noninterest income for the nine months ended September 30, 2003 increased by $4.9 million, or 10.5% compared to prior year. The increase was primarily due to higher account analysis fees. Noninterest expense for the nine months ended September 30, 2003 increased $4.2 million or 3.2% compared to prior year. The increase was primarily due to higher retirement plan expense. Provision for credit losses for the year-to-date period ended September 30, 2003 decreased by $1.4 million, or 22.6% compared to prior year.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Consumer segment’s net income for the third quarter ended September 30, 2003 increased $0.7 million, or 8.6% compared to prior year. Net interest income for the third quarter increased by $4.5 million, or 25.0% compared to prior year. The increase was primarily due to higher loan volume and higher interchange and mortgage loan fees. Noninterest income for the third quarter of 2003 decreased $2.4 million, or 30.8%, compared to prior year. The decrease was primarily due to large gains on sales of mortgage loans in August 2002. Noninterest expense for the third quarter increased $1.3 million, or 12.5% compared to prior year. The increase was primarily due to higher incentive compensation, temporary help and higher retirement plan expense. Provision for credit losses in the third quarter of 2003 compared to the same period in the prior year decreased $0.1 million, or 4%.

Net income for the nine months ended September 30, 2003 increased $6.9 million, or 32.2% compared to prior year. Net interest income for the nine months ended September 30, 2003 increased by $10.7 million, or 20.2% compared to prior year. Noninterest income for the nine months ended September 30, 2003 was up $3.5 million, or 18.1%, compared to prior year. The increase was primarily due to higher merchant service income and higher gains on sales of loans. Noninterest expense for the nine months ended September 30, 2003 increased $3.6 million, or 11.7% compared to prior year. The increases were primarily due to higher incentive compensation, temporary help and higher retirement plan expense. There was no change in the provision for credit losses in the first nine months of 2003, compared to prior year.

Commercial Banking segment’s net income for the third quarter ended September 30, 2003 increased $2.2 million, or 48.9%, compared to the same periods in 2002. Net interest income for the third quarter increased $0.9 million, or 12.9% compared to the same periods in the prior year. Noninterest income for the three months ended September 30, 2003 increased $1.4 million, or 82.4% over the same periods in the prior year. The large increase was primarily due to the gain on sale of low-income housing projects and equipment in July 2003. Noninterest expense for the third quarter was up $0.1 million, or 5.3% compared to the same periods in the prior year. Provision for credit losses for the third quarter decreased by $0.2 million, or 66.7% compared to prior year.

Net income for the nine months ended September 30, 2003 increased $3.5 million, or 26.5%, compared to prior year. Net interest income for the nine months ended September 30, 2003 increased $2.8 million, or 13.7%, compared to the same periods in the prior year. Noninterest income for the nine months ended September 30, 2003 increased $1.4 million, or 28.6% over the same periods in the prior year. The large increase was primarily due to the gain on sale of low-income housing projects and equipment in July 2003. Noninterest expense for the nine months ended September 30, 2003 was up $0.9 million, or 16.4% compared to the same periods in the prior year. Provision for credit losses for the nine months ended September 30, 2003 decreased by $0.5 million, or 83.3% compared to prior year.

Financial Management segment’s net income was $1.1 million for the third quarter of 2003, compared to $0.9 million for the same period in 2002, an increase of 22.2%. Net interest income for the third quarter of 2003 decreased $0.1 million, compared to the same period in the prior year. Noninterest income was up $0.7 million or 9.7%, for the three months ended September 30, 2003, compared to the same period in the prior year. Noninterest expense for the third quarter was up $0.2 million, or 3.4% compared to prior year. The increases were primarily due to higher salaries and retirement plan expense.

Net income for the nine months ended September 30, 2003 was $2.2 million, a decrease of 24.1%, from $2.9 million for the same period in 2002. There was no change in net interest income for the nine months ended September 30, 2003, compared to prior year. Noninterest income was up $0.4 million, or 1.8%, for the nine months ended September 30, 2003, compared to the same period in the prior year. Noninterest expense for the nine months ended September 30, 2003 was up $1.5 million, or 8.5% compared to prior year. The increases were primarily due to higher salaries and retirement plan expense.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INVESTMENT SECURITIES

Available-for-Sale

The fair value of available-for-sale securities at September 30, 2003 increased by approximately $1.7 billion, or 45.9%, compared to the value at September 30, 2002 and increased by approximately $1.5 billion, or 37.3%, compared to December 31, 2002. While we still continue to originate and purchase loans, we have increased our purchases of investment securities as the slow economy has not been conducive to significant loan originations.

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value.

	September 30, 2003		December 31, 2002		September 30, 2002

		Estimated		Estimated		Estimated
		fair		fair		fair
	Cost	value	Cost	value	Cost	value

	(in thousands)
Securities of U.S. Treasury and federal agencies:	$1,463,688	$1,479,594	$1,312,430	$1,338,310	$1,096,605	$1,119,443
Securities of U.S. states and political subdivisions	15,601	15,824	14,920	15,025	15,008	15,117
Mortgage-backed securities:
Federal and federally sponsored agencies	2,175,235	2,179,420	1,366,656	1,403,374	1,366,803	1,402,292
Private collateralized mortgage obligations	880,570	875,807	447,176	453,331	530,223	539,719

Total mortgage-backed securities	3,055,805	3,055,227	1,813,832	1,856,705	1,897,026	1,942,011

Total debt securities	4,535,094	4,550,645	3,141,182	3,210,040	3,008,639	3,076,571
Equity securities	852,533	861,724	719,115	730,729	622,756	631,902

Total	$5,387,627	$5,412,369	$3,860,297	$3,940,769	$3,631,395	$3,708,473

The following table presents the amortized cost, unrealized gains and losses and fair values of available-for-sale investment securities as of the dates indicated:

	September 30,	December 31,	September 30,
	2003	2002	2002

	(in thousands)
Amortized cost	$5,387,627	$3,860,297	$3,631,395
Unrealized gains	55,922	82,838	79,265
Unrealized losses	(31,180)	(2,366)	(2,187)

Fair value	$5,412,369	$3,940,769	$3,708,473

Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. Gross realized gains and losses on available-for-sale investment securities for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Realized gains	$555	$402	$3,913	$1,124
Realized losses	—	(120)	—	(158)

Securities gains, net	$555	$282	$3,913	$966

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LOANS AND LEASES

The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at September 30, 2003, December 31, 2002 and September 30, 2002:

	September 30, 2003		December 31, 2002		September 30, 2002

	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Commercial, financial and agricultural	$4,446,197	17.6%	$4,802,581	19.9%	$4,764,805	19.8%
Real estate:
Commercial	5,023,284	19.9	4,806,220	19.9	4,785,058	19.9
Construction	919,115	3.6	971,861	4.0	1,042,011	4.3
Residential:
Insured, guaranteed or conventional	4,326,332	17.1	4,022,810	16.7	4,241,750	17.6
Home equity credit lines	705,736	2.8	726,535	3.0	718,143	3.0

Total real estate loans	10,974,467	43.4	10,527,426	43.6	10,786,962	44.8

Consumer	7,124,576	28.2	6,021,510	25.0	5,858,098	24.3
Lease financing	2,365,395	9.4	2,398,681	9.9	2,272,232	9.5
Foreign	353,902	1.4	395,889	1.6	389,592	1.6

Total loans and leases	25,264,537	100.0%	24,146,087	100.0%	24,071,689	100.0%

Less allowance for credit losses	390,194		384,081		385,190

Total net loans and leases	$24,874,343		$23,762,006		$23,686,499

Total loans and leases to:
Total assets		67.5%		69.5%		70.3%
Total earning assets		80.1%		84.3%		84.4%
Total deposits		97.5%		98.3%		98.8%

The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. There was a $1.2 billion, or 5.0% increase in total loans and leases from September 30, 2002 and a $1.1 billion, or 4.6% increase compared to December 31, 2002.

When comparing the current period to December 31, 2002 there was an increase of $1.1 billion, or 18.3% in consumer loans due to continued strength in the consumer market. Consumer loans consist primarily of direct and indirect automobile, recreational vehicle, marine, credit card and unsecured financing. This increase was partially offset by a decrease of $356.4 million or 7.4%, in commercial lending resulting from run off. Total real estate loans increased primarily due to the origination of commercial real estate loans and the purchase of approximately $935 million in residential loans which was substantially offset by run off due to refinancing of residential real estate loans with other institutions.

When comparing the current period to September 30, 2002 consumer loans increased by $1.3 billion, or 21.6%, due to the continued strength in the consumer market. This increase was partially offset by a decrease of $318.6 million, or 6.7%, in commercial lending.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At September 30, 2003, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the table above.

Off-balance-sheet commitments were as follows at September 30, for the years indicated:

	Notional/Contract Amount

	2003	2002

	(in thousands)
Contractual amounts which represent credit risk:
Commitments to extend credit	$7,741,817	$7,893,668
Standby letters of credit	792,910	821,844
Commercial letters of credit	69,751	77,047

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

Nonperforming assets and restructured loans at September 30, 2003, December 31, 2002 and September 30, 2002 were as follows:

	September 30,	December 31,	September 30,
	2003	2002	2002

	(dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$89,698	$145,920	$177,988
Real estate:
Commercial	40,694	48,071	46,720
Residential:
Insured, guaranteed, or conventional	8,132	5,460	8,223

Total real estate loans	48,826	53,531	54,943

Consumer	2,083	4,769	3,175
Lease financing	12,047	11,532	8,937
Foreign	7,210	10,088	9,069

Total nonaccrual loans and leases	159,864	225,840	254,112

Other real estate owned and repossessed personal property	19,237	19,613	15,523

Total nonperforming assets	$179,101	$245,453	$269,635

Past due loans and leases(1):
Commercial, financial and agricultural	$15,792	$9,005	$9,591
Real estate:
Commercial	6,226	2,952	8,142
Residential:
Insured, guaranteed, or conventional	1,499	5,082	3,263
Home equity credit lines	334	661	685

Total real estate loans	8,059	8,695	12,090

Consumer	2,536	1,984	2,214
Lease financing	72	232	113
Foreign	213	1,181	3,176

Total past due loans and leases	$26,672	$21,097	$27,184

Accruing Restructured Loans:
Commercial, financial and agricultural	$33	$69	$74
Real estate:
Commercial	1,637	4,570	4,615

Total real estate loans	1,637	4,570	4,615

Total accruing restructured loans and leases	$1,670	$4,639	$4,689

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.71%	1.02%	1.12%
Including past due loans and leases	0.81%	1.10%	1.23%
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.48%	0.71%	0.79%
Including past due loans and leases	0.55%	0.77%	0.87%

(1)	Represents loans and leases which are past due 90 days or more as to the principal and/or interest, are still accruing interest and are adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets at September 30, 2003 were $179.1 million, or 0.71%, of total loans and leases and other real estate owned (“OREO”), and repossessed personal property, compared to 1.02% at December 31, 2002 and 1.12% at September 30, 2002. Nonperforming assets at September 30, 2003 were 0.48% of total assets, compared to 0.71% at December 31, 2002 and 0.79% at September 30, 2002.

Nonperforming assets at September 30, 2003 decreased by $66.4 million, or 27.0%, from December 31, 2002 and decreased by $90.5 million, or 33.6%, from September 30, 2002. Nonaccrual loans for commercial, financial and agricultural lending decreased $56.2 million or 38.5% from December 31, 2002 and decreased $88.3 million or 49.6% from the same period last year. Total real estate loans have decreased $4.7 million or 8.8% since December 31, 2002 and $6.1 million or 11.1% since September 30, 2002. Within the nonaccrual real estate loans category, decreases in commercial real estate loans of $7.4 million or 15.3% from December 31, 2002 were partially offset by increases in nonaccrual residential real estate loans of $2.7 million or 48.9%. Total nonaccrual loans and leases decreased $66.0 million, or 29.2% since December 31, 2002 and $94.2 million, or 37.1% since September 30, 2002. These decreases resulted from the resolution of problem relationships.

Foreign nonperforming loans decreased at September 30, 2003 by $2.9 million, or 28.5% from December 31, 2002 and by $1.9 million, or 20.5% from September 30, 2002. Our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component 1.4% of our total loan portfolio at September 30, 2003.

We generally place a loan or lease on nonaccrual status when we believe that collection of principal or interest has become doubtful or when loans and leases are 90 days past due as to principal or interest, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan.

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

Other than the loans listed, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan under existing terms. Loans past due 90 days or more and still accruing interest totaled $26.7 million at September 30, 2003 an increase of $5.6 million, or 26.4%, from December 31, 2002 and a decrease of $0.5 million, or 1.9%, from September 30, 2002. The increase at September 30, 2003 compared to December 31, 2002 was primarily due to commercial, financial and agricultural lending which increased $6.8 million or 75.4% from December 31, 2002 and real estate-commercial loans which increased $3.3 million or 110.9%. These increases were partially offset by decreases in residential real estate loans of $3.6 million or 70.5% from December 31, 2002 and decreases in foreign loans of $1.0 million or 82.0% from December 31, 2002. The decrease at September 30, 2003 compared to September 30, 2002 was primarily due to real estate loans that decreased $4.0 million or 33.3% and foreign loans that decreased $3.0 million or 93.3% from last year, partially offset by commercial, financial and agricultural loans which increased $6.2 million or 64.7% from last year. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The following table sets forth the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

	(dollars in thousands)
Loans and leases outstanding (end of period)	$25,264,537		$24,071,689		$25,264,537		$24,071,689

Allowance for credit losses:
Balance at beginning of period	$391,518		$387,272		$384,081		$194,654
Allowance purchased	—		—		—		210,000
Loans and leases charged off:
Commercial, financial and agricultural	13,344		16,512		33,213		49,956
Real estate:
Commercial	216		1,970		1,270		3,604
Residential	161		241		757		950
Consumer	12,658		11,469		41,769		30,440
Lease financing	5,833		5,017		18,930		22,294
Foreign	537		647		1,896		1,515

Total loans and leases charged off	32,749		35,856		97,835		108,759

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	2,156		2,912		23,017		6,413
Real estate:
Commercial	87		82		288		328
Construction	34		17		98		271
Residential	256		122		864		538
Consumer	2,986		2,749		8,897		6,890
Lease financing	1,648		1,457		4,642		5,244
Foreign	113		135		447		402

Total recoveries on loans and leases previously charged off	7,280		7,474		38,253		20,086

Net charge-offs	(25,469)		(28,382)		(59,582)		(88,673)

Provision for credit losses	24,145		26,300		65,695		69,209

Balance at end of period	$390,194		$385,190		$390,194		$385,190

Net loans and leases charged off to average loans and leases	0.40	%(1)	0.47	%(1)	0.32	%(1)	0.55	%(1)
Net loans and leases charged off to allowance for credit losses	25.90	%(1)	29.23	%(1)	20.42	%(1)	30.78	%(1)
Allowance for credit losses to total loans and leases (end of period)	1.54%		1.60%		1.54%		1.60%
Allowance for credit losses to nonperforming loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	2.44	x	1.52	x	2.44	x	1.52	x
Including 90 days past due accruing loans and leases	2.09	x	1.37	x	2.09	x	1.37	x

(1)	Annualized.

The allowance for credit losses for the first nine months of 2003 was $390.2 million, an increase of $5.0 million, or 1.3%, compared to the same period in 2002. The provision for credit losses is based upon our judgment as to the adequacy of the allowance for credit losses to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for credit losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

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

•
Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate-construction (which accounted for only 3.6% of total loans and leases at September 30, 2003), as well as Hawaiian commercial real estate and agricultural loans.

•
Reduced Participation in Syndicated National Credits. We are in the process of exiting from the syndicated national credit and media finance areas. At September 30, 2003, the ratio of nonperforming shared national credits and media finance loans to total shared national credits and media finance loans outstanding was 5.1%

•
Emphasis on High Quality Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical experience. We generally do not participate in subprime lending activities. We also seek to reduce our exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 55.4% of our lease financing portfolio and 13.8% of our combined lease financing and consumer loans at September 30, 2003), we obtain third-party insurance for the estimated residual value of the leased vehicle.

Net charge-offs were $59.6 million for the nine months ended September 30, 2003, a decrease of $29.1 million, or 32.8%, from the same period in 2002. Charge-offs were higher in the nine months ended September 30, 2002 primarily due to charge-offs required in late March 2002 on the UCB portfolio. These charge-offs were contested with UFJ and settlement, resulting in $13.6 million of recoveries, was reached in the first quarter, as discussed in Item 1, Note 2 (Mergers and Acquisitions).

For the nine months ended September 30, 2003, recoveries increased by $18.2 million, or 90.4%, compared to the same period in 2002. The increase in recoveries was primarily in commercial, financial and agricultural loans, due to the settlement with UFJ discussed above.

Net charge-offs for the nine months ended September 30, 2003 were 0.32% of average loans and leases (annualized) compared to 0.55% (annualized) for the same period in 2002.

The Allowance increased to 2.44 times nonperforming loans and leases (excluding 90 days or more past due accruing loans and leases) at September 30, 2003 from 1.52 times at September 30, 2002.

In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at September 30, 2003. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEPOSITS

Deposits are the largest component of our total liabilities and account for a significant portion of total interest expense. At September 30, 2003, total deposits were $25.9 billion, an increase of 5.6% from December 31, 2002, and an increase of 6.4% over September 30, 2002. The increase was primarily due to the growth in our customer deposit base and various deposit product programs that we initiated.

During the 12-month period from October 1, 2002 to September 30, 2003, the benchmark federal funds rate was decreased by 75 basis points contributing to lower interest rates on deposits.

LIQUIDITY MANAGEMENT

Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities. We obtain short-term asset-based liquidity through our investment securities portfolio and short-term investments that can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, trading assets, securities purchased under agreements to resell and investment securities. Such assets represented 20.2% of total assets at September 30, 2003, compared to 17.8% at December 31, 2002 and 16.6% at September 30, 2002.

Intermediate and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold or securitized, such as consumer and mortgage loans. We obtain short-term liability-based liquidity primarily from deposits. Average total deposits for the three months ended September 30, 2003 were $25.4 billion, compared to $22.3 billion for the year ended December 31, 2002. Average total deposits funded 69.3% of average total assets for the nine months ended September 30, 2003 and 71.0% for the year ended December 31, 2002.

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

CAPITAL

Stockholder’s equity increased to $4.2 billion at September 30, 2003 from $3.9 billion at December 31, 2002, an increase of $290.0 million, or 7.5%. Stockholder’s equity at September 30, 2003 increased as compared to September 30, 2002 by $225.7 million, or 5.7%. The increase from December 31, 2002 to September 30, 2003 was primarily due to net income earned by the Company during the nine-month period. The increase from September 30, 2002 to September 30, 2003 was primarily due to net income earned during the twelve month period and offset by a $167.0 million adjustment to properly reflect BNP Paribas’ accounting basis in BancWest following its purchase on December 19, 2001 of the remaining 55% of outstanding voting stock it did not already own. This adjustment, recognized in the fourth quarter of 2002, was recorded as a decrease in the “surplus” category of the Company’s stockholder’s equity.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of September 30, 2003 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital to Risk-Weighted
Assets:
Bank of the West	$2,393,456	10.56%	$906,245	4.00%	$1,359,368	6.00%
First Hawaiian	820,493	12.51	262,282	4.00	393,423	6.00
Total Capital to Risk-Weighted
Assets:
Bank of the West	$2,901,978	12.81%	$1,812,490	8.00%	$2,265,613	10.00%
First Hawaiian	975,535	14.88	524,563	8.00	655,704	10.00
Tier 1 Capital to Average
Assets:
Bank of the West	$2,393,456	9.36%	$1,023,169	4.00%	$1,278,961	5.00%
First Hawaiian	820,493	9.68	339,159	4.00	423,948	5.00

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

The Asset/Liability Committees of the Company and our major subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies. Derivatives entered into for trading purposes include commitments to purchase and sell foreign currencies and mortgage-backed securities as well as certain interest rate swaps and options.

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

The projected impact of incremental increases and a 50 basis-point decrease in interest rates on the Company’s consolidated net interest income over the 12 months beginning October 1, 2003 is shown below:

(dollars in millions)	+ 3%	+2%	+1%	Flat	-0.5%

October 1, 2003
Net interest income	$1,276.8	$1,285.2	$1,290.5	$1,302.9	$1,295.6
Difference from flat	(26.1)	(17.7)	(12.4)	—	(7.3)
% variance	(2.0)%	1.4%	(1.0)%	—%	(0.6)%

The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve and spreads between benchmark rates.

Significant Assumptions Utilized And Inherent Limitations

The net interest income changes for each interest rate scenario presented above include assumptions based on accelerating or decelerating mortgage and installment loan prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn is based upon analyses of customers’ historic behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

predicted with certainty (e.g., prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

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

BancWest Corporation and Subsidiaries
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman and chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, its chairman and chief executive officer and its chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

12	Statement regarding computation of ratios.

31	Section 302 Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K	On July 17, 2003, the Company filed a Report on Form 8-K that provided information under Items 7 and 9 concerning the Company’s financial results for the year-to-date and quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION
(Registrant)

Date: November 11, 2003	By /s/ Douglas C. Grigsby

Douglas C. Grigsby
Executive Vice President, Chief
Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

12	Statement regarding computation of ratios.

31	Section 302 Certifications

32	Section 1350 Certifications