Form 10-K
period 2003-12-31
BANCWEST CORP/HI
filed 2004-03-29
CIK 36377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

None
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [N/ A]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

      The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2004 was:

Title of Class	Number of Shares Outstanding

Class A Common Stock, $0.01 Par Value	85,759,123 Shares

Documents Incorporated by Reference

Portions of the following documents are incorporated by reference in this Form 10-K:

None

		Page

PART III
Item 10.	Directors and Executive Officers of the Registrant	112
Item 11.	Executive Compensation	116
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
Item 13.	Certain Relationships and Related Transactions	124
Item 14.	Principal Accountant Fees and Services	125
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	126
SIGNATURES		129
EXHIBITS
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 12
EXHIBIT 21
EXHIBIT 31
EXHIBIT 32

PART I

Item 1.	Business

General

BancWest Corporation

      BancWest Corporation, a Delaware corporation (“BancWest,” the “Corporation,” the “Company” or “we/our”), is a registered financial holding company under the Gramm-Leach-Bliley Act (the “GLBA”). As a financial holding company, we are allowed to acquire or invest in the securities of companies in a broad range of financial activities. The Corporation, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank; First Hawaiian Bank (“First Hawaiian”), a State of Hawaii-chartered bank; FHL Lease Holding Company, Inc. (“FHL”), a financial services loan company and BancWest Investment Services (“BWIS”), a broker-dealer registered with the National Association of Securities Dealers (“NASD”). Bank of the West, First Hawaiian Bank, FHL and BWIS are wholly-owned subsidiaries of the Corporation. In 2002, we sold BNP Paribas 14.815% of the outstanding common stock of Bank of the West. See Note 4 to the Consolidated Financial Statements for additional information. At December 31, 2003, the Corporation had consolidated total assets of $38.4 billion, total loans and leases of $25.7 billion, total deposits of $26.4 billion and total stockholder’s equity of $4.3 billion.

      On December 20, 2001, BNP Paribas acquired all of the outstanding stock of BancWest Corporation that BNP Paribas did not already own in a cash merger (the “BNP Paribas Merger”). As a result of the BNP Paribas Merger, BancWest became a wholly-owned subsidiary of BNP Paribas.

      In December 2001, BNP Paribas signed a definitive agreement with Tokyo-headquartered UFJ Bank Ltd. to acquire its wholly-owned subsidiary, United California Bank (“UCB”), for a cash purchase price of $2.4 billion. The transaction closed on March 15, 2002. Former United California Bank branches were fully integrated into Bank of the West in the third quarter of 2002.

      On March 16, 2004, BancWest announced that it signed an agreement to acquire Community First Bankshares, Inc. (Community First), whereby BancWest will pay $32.25 for each Community First share in a cash transaction valued at $1.2 billion. Refer to Note 26 to the Consolidated Financial Statements of this Form 10-K for further details.

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

      At December 31, 2003, Bank of the West was the third largest bank headquartered in California, with total assets of approximately $29.3 billion, total loans and leases of $20.7 billion, total deposits of approximately $19.4 billion and total stockholders’ equity of $4.8 billion. Bank of the West conducts a general commercial banking business, providing retail and corporate banking and trust services to individuals, institutions, businesses and governments through 295 branches and other commercial banking offices located in California, Oregon, Washington, Idaho, New Mexico and Nevada. Bank of the West also originates indirect automobile loans and leases, recreational vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states. Essex Credit Corporation (“Essex”) is a Bank of the West subsidiary engaged primarily in the business of originating and selling consumer loans on a nationwide basis, such loans being made for the purpose of acquiring or refinancing pleasure boats or recreational vehicles. Essex generally sells the loans that it makes to various banks and other financial institutions, on a servicing released basis. Essex has a network of regional direct lending offices located in the following states: California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, New York, Texas and Washington. In November 2002, Bank of the West purchased Trinity Capital Corporation (“Trinity”). Trinity is a leasing subsidiary that specializes in nationwide vendor leasing programs for manufacturers in specific markets.

      Bank of the West has been a leader in the improvement of the social and economic health of the communities in which it operates. The Bank has a long commitment to the development of housing for low-to-moderate income people through loans, investment in intermediaries and volunteer participation in such organizations as California Community Reinvestment Corporation, California Environmental Redevelopment Fund and the Low Income Housing Fund.

      Bank of the West has set a goal of $30 billion in loans, investments, contributions and services to low- and moderate-income individuals, small businesses and community-based organizations over a 10-year period. This initiative was announced in March 2002 and since its announcement, Bank of the West has contributed $11 billion to–date, $6 billion in 2003 and $5 billion in 2002.

First Hawaiian Bank

      First Hawaiian Bank is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. The deposits of First Hawaiian Bank are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. First Hawaiian Bank, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu.

      At December 31, 2003, First Hawaiian Bank had total assets of $9.9 billion, total loans and leases of $5.0 billion, total deposits of $7.1 billion and stockholder’s equity of $1.9 billion. It is Hawaii’s largest bank based on total assets.

      First Hawaiian Bank is a full-service bank conducting a general commercial and consumer banking business and offering trust and insurance services to individuals, institutions, businesses and governments through 61 branches in Hawaii, Guam and Saipan.

Other Subsidiaries

      First Hawaiian Bank also conducts business through the following subsidiaries:

•	Bishop Street Capital Management Corporation, a registered investment adviser, serves the institutional investment markets in Hawaii and the Western United States.

•	FH Center, Inc., the Company’s headquarters, owns certain real property in connection with First Hawaiian Center.

•	FHB Properties, Inc., holds title to certain property and premises used by First Hawaiian Bank.

•	First Hawaiian Insurance, Inc., is an insurance agency.

•	First Hawaiian Leasing, Inc., engages in commercial equipment and vehicle leasing.

•	Real Estate Delivery, Inc., holds title to certain real property acquired by First Hawaiian Bank in business activities.

•	Hawaii Community Reinvestment Corporation

      In an effort to support affordable housing and as part of its community reinvestment program, First Hawaiian Bank is a member of the Hawaii Community Reinvestment Corporation (the “HCRC”). The HCRC is a consortium of local financial institutions that provides $50 million in long-term financing for affordable housing rental projects throughout Hawaii for low- and moderate-income residents.

      The $50 million loan pool is funded by the member financial institutions, which participate pro rata (based on deposit size) in each HCRC loan. First Hawaiian Bank’s participation in these HCRC loans is included in its loan portfolio.

Hawaii Investors for Affordable Housing, Inc.

      To further enhance First Hawaiian Bank’s community reinvestment program and provide support for the development of additional affordable-housing rental units in Hawaii, First Hawaiian and other HCRC member institutions, have subscribed to a $20.0 million tax-credit equity fund (“Hawaii Affordable Housing Fund II”) and a $12.5 million tax-credit equity fund (“Hawaii Affordable Housing Fund III”). A fourth tax-credit equity fund is being contemplated to continue the support of additional affordable housing projects.

      Hawaii Affordable Housing Fund II and Hawaii Affordable Housing Fund III (the “Funds”) have been established to invest in qualified low-income housing tax credit rental projects and to ensure that these projects are maintained as low-income housing throughout the required compliance period. First Hawaiian Bank’s investments in these Funds are included in other assets. Projects associated with the Hawaii Affordable Housing Fund I were completed in 2003.

FHL Lease Holding Company, Inc.

      FHL primarily finances and leases personal and real property, including equipment and vehicles. FHL is in a run-off mode and all new leveraged and direct financing leases are recorded by First Hawaiian Leasing, Inc. At December 31, 2003, FHL’s net investment in leases amounted to $52.3 million and its total assets were $52.9 million.

BancWest Investment Services (BWIS)

      BWIS was purchased from Primevest Financial on November 10, 2003. At December 31, 2003, BWIS had total assets of $2.6 million. BWIS is a broker-dealer registered with the NASD and sells mutual funds and annuities to the general public from locations in the branches of its affiliates, Bank of the West and First Hawaiian Bank.

Employees

      At December 31, 2003, the Corporation had 7,461 full-time equivalent employees. Bank of the West and First Hawaiian Bank employed 5,863 and 2,264 persons, including part-time employees, respectively. None of our employees are represented by any collective bargaining agreements and our relations with employees are considered excellent.

Monetary Policy and Economic Conditions

      Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of (i) the United States and foreign governments and (ii) international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on investment securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies.

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

      Changes in federal law over the past several years have also made it easier for out-of-state banks to enter and compete in the states in which our bank subsidiaries operate. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. A bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the acquired bank has been organized and operating for a minimum period of time (not to exceed five years), and the requirement that the acquiring bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount as may be established by state law). The Riegle-Neal Act also permits banks to acquire branches located in another state by purchasing or merging with a bank chartered in that state or a national banking association having its headquarters located in that state.

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

      The consumer lending and finance activities of the Corporation’s subsidiaries are also subject to extensive regulation under various Federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

      Holding Company Structure. On November 12, 1999, the Gramm-Leach-Bliley Act (“GLBA”) was signed into law. The GLBA permits bank holding companies that qualify for, and elect to be regulated as, financial holding companies, to engage in a wide range of financial activities, including certain activities, such as insurance, merchant banking and real estate investment, that are not permissible for other bank holding companies. Each activity is regulated by a functional regulator: a state insurance regulator in the case of insurance activities, the Securities and Exchange Commission in the case of broker-dealer or investment advisory activities, or the appropriate federal banking regulator in the case of a bank or thrift institution. The Federal Reserve Board is the “umbrella” supervisor of financial holding companies. Section 23A of the Federal Reserve Act, which severely restricts lending by an insured bank subsidiary to nonbank affiliates, remains in place.

      Financial holding companies are permitted to acquire nonbank companies without the prior approval of the Federal Reserve Board, but approval of the Federal Reserve Board continues to be required before acquiring more than 5% of the voting shares of another bank or bank holding company, before merging or consolidating with another bank holding company and before acquiring substantially all the assets of any additional bank or savings association. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations. In conjunction with the BNP Paribas Merger, we elected to become a financial holding company.

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

      Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies are required to take “prompt corrective action” with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA established a five-tier framework for measuring the capital adequacy of insured depository institutions (including Bank of the West and First Hawaiian Bank), with each depository institution being classified into one of the following categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

      Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA (commonly referred to as the “prompt corrective action” rules), a depository institution is “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, “CAMELS rating,” established by the Federal Financial Institution Examinations Council). A depository institution is considered (i) “undercapitalized” if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) “significantly undercapitalized” if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 2003, all of the Corporation’s subsidiary depository institutions were “well capitalized.”

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

      FDIC Insurance Assessments. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the least risky category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from 3 to 27 basis points of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the “Deposit Funds Act”), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates that were applied to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the “FICO”) in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for the first quarter of 2004 was 1.5 basis points annualized. These rate schedules are adjusted quarterly by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

      Capital Requirements. Under the GLBA, our insured depository institutions are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in Note 15, Regulatory Capital Requirements.

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

      On November 29, 2001, the federal bank regulatory agencies published a regulation that addresses the capital treatment of recourse arrangements, direct credit substitutes and residual interests. “Recourse” means any retained credit risk associated with any asset transferred by a banking organization that exceeds a pro rata share of the banking organization’s remaining claim on the asset, if any. “Direct credit substitute” means any assumed credit risk associated with any asset or other claim not previously owned by a banking organization that exceeds the banking organization’s pro rata share of the asset or claim, if any. “Residual interest” means any on-balance sheet asset that represents interests retained by a banking organization after a transfer of financial assets that qualifies as a sale for purposes of generally accepted accounting principles, which interests are structured to absorb more than a pro rata share of credit loss relating to the transferred assets. “Residual interests” do not include interests purchased from a third party, except for credit-enhancing interest-only strips (credit-enhancing I/O strips).

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

      The regulation limits credit-enhancing I/O strips, whether retained or purchased, to 25% of Tier 1 capital, with any excess amount to be deducted from Tier 1 capital and from assets. (The deducted amount is not subject to the dollar-for-dollar capital charge discussed above.) Credit-enhancing I/O strips are not aggregated with non-mortgage servicing assets and purchased credit card relationships for purposes of calculating the 25% limit. The regulation became effective on January 1, 2002 for transactions settled on or after that date and became effective December 31, 2002 for all other transactions. The regulation did not have a material effect on the Corporation’s operations or financial position.

      The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the Basel Committee released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The Basel Committee has stated that its objective is to have member countries implement the new accord at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the Basel Committee and implemented by the U.S. federal bank regulatory agencies. The new capital requirements that may arise out of a new Basel Committee capital accord could increase minimum capital requirements applicable to the Corporation.

      In order for us to remain a financial holding company, Bank of the West and First Hawaiian Bank (as well as each foreign bank that is controlled by BNP Paribas and that has a branch, agency or bank subsidiary in the United States) must remain “well capitalized” and “well managed.” In the case of Bank of the West and First Hawaiian Bank, “well capitalized” has the same meaning as under the “prompt corrective action” guidelines described above and “well managed” means that at their most recent examination the banks received at least a satisfactory composite rating and at least a satisfactory rating for management.

      The USA PATRIOT Act. On October 26, 2001, President Bush signed into law the USA PATRIOT Act of 2001 (the “Act”). The Act includes numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. The provisions of the Act generally affect banking institutions, broker-dealers and certain other financial institutions, and require all “financial institutions,” as defined in the Act, to establish anti-money laundering compliance and due diligence programs. The Act also grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on subsidiary operations. We believe the Corporation’s programs satisfy the requirements of the Act.

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

Foreign Operations

      Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 2003, 2002 and 2001, we had no foreign outstandings to any country which exceeded 1% of total assets. Additional information concerning foreign operations is also included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 22, International Operations.

Operating Segments

      Information regarding the Corporation’s operating segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 21, Operating Segments.

      The Corporation’s website is www.bancwestcorp.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. These reports are posted on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

Item 2.	Properties

      Bank of the West leases a site in Walnut Creek, California, which is its primary administrative headquarters. The administrative headquarters office is a 133,000-square-foot, three-story building. Bank of the West also leases approximately 52,000 square feet of executive office space in downtown San Francisco in the same building that houses its San Francisco Main Branch at 180 Montgomery Street.

      As of December 31, 2003, 105 of Bank of the West’s active branches are located on land owned by Bank of the West. The remaining 190 active branches are located on leasehold properties. Bank of the West also has 10 surplus branch properties, 5 of which are currently subleased to others. Bank of the West leases 24 properties that are utilized for administrative (including warehouses), lease support, management information systems and regional management services and 21 additional office facilities.

      First Hawaiian Bank indirectly (through two subsidiaries) owns a city block in downtown Honolulu. The administrative headquarters of the Corporation and First Hawaiian Bank, as well as the main branch of First Hawaiian Bank, are located in a modern banking center on this city block. That headquarters building, First Hawaiian Center (“FHC”), includes 418,000 square feet of office space. FHC was constructed and financed by a nonrelated third party, REFIRST, Inc. We held an operating lease for FHC with REFIRST, Inc. that terminated on December 1, 2003. At the end of the term, we used cash to repay $193.9 million in debt and acquire all interests in FHC held by REFIRST, Inc. For additional information concerning REFIRST, Inc., see Note 5 to the Consolidated Financial Statements.

      As of December 31, 2003, 19 of First Hawaiian Bank’s offices in Hawaii and one in Guam are located on land owned in fee simple by First Hawaiian Bank. The other branches of First Hawaiian Bank in Hawaii, two branches in Guam and one branch in Saipan are situated on leasehold premises or in buildings constructed on leased land. In addition, First Hawaiian Bank owns an operations center which is located on approximately 126,000 square feet of land owned in fee simple by First Hawaiian Bank in an industrial area near downtown Honolulu. First Hawaiian Bank occupies most of this four-story building.

      First Hawaiian Bank owns a five-story, 75,000-square-foot office building, including a branch, which is situated on property owned in fee simple in Maite, Guam, where it maintains a branch.

      See Note 9, Premises and equipment, for further information.

Item 3.	Legal Proceedings

      The information required by this Item is set forth in Note 23 to the Consolidated Financial Statements of this Form 10-K, and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      BancWest is a wholly-owned subsidiary of BNP Paribas and there is no public trading market for BancWest’s common equity.

      State regulations place restrictions on the ability of our bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian Bank is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 2003, the aggregate amount of dividends that such subsidiaries could pay to the Corporation under the foregoing limitations without prior regulatory approval was $810.5 million.

      During the years ended December 31, 2003 and 2002, no quarterly or annual cash dividends were paid on the Class A common stock. During the year ended December 31, 2001, the Company paid quarterly cash dividends totaling $0.80 per share of common stock and Class A common stock.

Item 6.	Selected Financial Data

Basis of Presentation

      On December 20, 2001, BNP Paribas acquired all of the outstanding common shares of BancWest. As a result of the transaction, BancWest became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for as a purchase with BNP Paribas’ accounting basis being “pushed down” to BancWest. See Note 2 to the Consolidated Financial Statements for additional information regarding this business combination. It is generally not appropriate to combine pre- and post- “push-down” periods. However, financial information for the period from December 20, 2001 through December 31, 2001 was not material and certain information presented in this section combines the Company’s consolidated results of operations from December 20, 2001 to December 31, 2001 with those for the period from January 1, 2001 to December 19, 2001. These combined results for 2001 will generally serve as comparable amounts to the 12-month periods ended December 31, 2003, 2002, 2000 and 1999 and will be utilized for purposes of providing discussion and analysis of results of operations.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Earnings:
(Dollars in thousands)
Interest income	$1,683,645	$1,659,722	$1,323,649	$1,309,856	$1,135,711
Interest expense	385,207	465,330	507,135	562,922	446,877

Net interest income	1,298,438	1,194,392	816,514	746,934	688,834
Provision for loan and lease losses	81,295	95,356	103,050	60,428	55,262
Noninterest income	387,324	332,364	308,398	216,076	197,632
Noninterest expense	892,835	836,074	595,746	533,961	535,075

Income before income taxes and cumulative effect of accounting change	711,632	595,326	426,116	368,621	296,129
Tax provision	272,698	233,994	171,312	152,227	123,751

Income before cumulative effect of accounting change	438,934	361,332	254,804	216,394	172,378
Cumulative effect of accounting change, net of tax(1)	2,370	—	—	—	—

Net income	$436,564	$361,332	$254,804	$216,394	$172,378

Cash dividends	$—	$—	$99,772	$84,731	$77,446

Balance Sheet Data Averages:
(Dollars in millions)
Average assets	35,898	31,370	19,461	17,600	16,294
Average securities available-for-sale	4,861	3,290	2,267	2,089	1,719
Average loans and leases(2)	24,756	22,340	14,586	13,286	12,291
Average deposits	24,911	22,300	14,550	13,380	12,517
Average long-term debt and capital securities	3,880	2,541	1,074	817	790
Average stockholder’s equity	4,063	3,441	2,079	1,903	1,793

	Year Ended December 31,

	2003		2002		2001		2000		1999

Balance Sheet Data At Year End:
(Dollars in millions)
Assets	38,352		34,749		21,647		18,457		16,681
Securities available-for-sale	5,928		3,941		2,542		1,961		1,868
Loans and leases(2)	25,773		24,231		15,224		13,972		12,524
Deposits	26,403		24,557		15,334		14,128		12,878
Long-term debt and capital securities	4,221		3,636		2,463		882		802
Stockholder’s equity	4,263		3,867		2,002		1,989		1,843
Selected Financial Ratios For the Year Ended:
Return on average total assets (ROA)	1.22%		1.15%		1.31%		1.23%		1.06%
Return on average stockholder’s equity (ROE)	10.74		10.50		12.25		11.37		9.61
Net interest margin (taxable-equivalent basis)	4.32		4.58		4.73		4.75		4.76
Net loans and leases charged off to average loans and leases	0.30		0.53		0.56		0.37		0.42
Efficiency ratio(3)	52.96		54.76		52.96		55.45		60.36
Average equity to average total assets	11.32		10.97		10.68		10.81		11.00
At year end:
Allowance for loan and lease losses to total loans and leases	1.52		1.59		1.28		1.24		1.29
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.59		1.02		0.79		0.87		1.01
Allowance for loan and lease losses to nonperforming loans and leases	2.93	x	1.70	x	2.00	x	1.84	x	1.64	x
Regulatory Capital Ratios:
Leverage Ratio(4):
Bank of the West	9.55%		9.17%		7.18%		7.95%		6.39%
First Hawaiian Bank	9.91		9.21		8.39		8.99		9.92
Tier 1 capital (risk-based):
Bank of the West	10.72		9.93		7.85		8.78		7.35
First Hawaiian Bank	12.85		11.19		9.52		9.19		9.98
Total capital (risk-based):
Bank of the West	12.94		12.23		10.90		11.72		10.72
First Hawaiian Bank	15.21		13.56		11.81		11.27		12.11

(1)	The Company adopted the consolidation provisions of FIN 46 in the third quarter for one variable interest entity formed prior to February 1, 2003, REFIRST,Inc.

(2)	These balances include loans held-for-sale and are not adjusted for loan and lease losses.

(3)	The efficiency ratio is noninterest expense as a percentage of total operating revenue (net interest income plus noninterest income).

(4)	The capital leverage ratios are based on quarterly averages.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On July 1, 1999, we acquired SierraWest Bancorp. That merger was accounted for as a pooling of interests.

      On March 15, 2002 the Company completed its acquisition of all of the outstanding common stock of UCB. The acquisition was accounted for as a purchase.

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

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 7 and elsewhere in this report.

Glossary

      See “Glossary of Financial Terms” for definitions of certain terms used in this annual report.

Overview

      Headquartered in Honolulu, Hawaii, with offices in San Francisco, BancWest is a financial holding company with assets of $38.4 billion at December 31, 2003. BancWest, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, a State of California-chartered bank, and First Hawaiian Bank, a State of Hawaii-chartered bank. We provide a wide range of general commercial banking services, providing retail and corporate banking, trust and insurance services to individuals, institutions, businesses and governments.

2003 as Compared with 2002

      BancWest reported net income of $436.6 million for the year ended December 31, 2003, compared with $361.3 million for the year ended December 31, 2002. Net interest income was $1.298 billion compared with $1.194 billion, primarily due to an increase in interest earning assets resulting from organic growth and the full year impact of the UCB acquisition. Average loans increased by $2.4 billion; average investment securities increased by $1.6 billion. The Company increased its consumer lending and purchased residential mortgage loans and securities in a year when commercial borrowing was still relatively slow. The net interest margin decreased 26 basis points (1% equals 100 basis points) as a declining interest rate environment caused rates on interest earning assets to decrease more than rates paid on funding sources. Noninterest income was $387.3 million compared with $332.4 million. The increase was primarily due to increased service charges on deposit accounts and other service charges and fees related to broker servicing fees, higher commissions from the issuance of letters of credit, and higher merchant services fees. The increase in noninterest income is also impacted by higher gains on the sale of lease residual interests, OREO property and miscellaneous assets as well as increased revenue from derivative sale activities and the full year impact of the UCB acquisition. The Company’s strategy to increase noninterest income included growth in average deposit balances, repricing efforts in account analysis as well as growth in debit card interchange revenue. The Company also focused on niche markets where the Company would have a competitive advantage in growing its portfolio related to equipment leasing, and SBA, church and healthcare lending. Noninterest expense was $892.8 million compared with $836.1 million, primarily due to increased employee salaries and benefits expense resulting from the full year impact of the UCB acquisition and the increased cost of healthcare and retirement benefits, and other noninterest expense related to depreciation on software and general liability and property insurance.

      BancWest had total assets of $38.4 billion at December 31, 2003, up 10.4% from a year earlier. Investment securities totaled $5.9 billion, an increase of 50.4% from the same date in 2002. Loans and leases totaled $25.7 billion, up 6.5% from the prior year. Deposits were $26.4 billion, up 7.5% from a year earlier.

      BancWest’s nonperforming assets were reduced to 0.59% of loans, leases and foreclosed properties at December 31, 2003, an improvement from 1.02% at December 31, 2002. The provision for loan and lease losses was $81.3 million compared to $95.4 million. BancWest’s allowance for loan and lease losses was 1.52% of total loans and leases at December 31, 2003, compared to 1.59% at December 31, 2002. The decrease in nonperforming assets was primarily due to loan prepayments and sales. Loan and lease charge-offs and workouts also contributed to the decrease.

Critical Accounting Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2003. We have established policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. However, given the sensitivity of our Consolidated Financial Statements to these accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

      Our accounting policies are discussed in detail in the notes to the Consolidated Financial Statements, Note 1 Summary of Significant Accounting Policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified the following accounting estimates that we believe are material due to the levels of subjectivity and judgment necessary to account for uncertain matters or where these matters are particularly subject to change.

•	Allowance for Loan and Lease Losses (the Allowance): The Company’s allowance for loan and lease losses represents management’s best estimate of probable losses inherent in the existing loan and lease portfolio as of the balance sheet date. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral. Using this methodology, we allocate the Allowance to individual loans and leases and to the categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1, Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements describes how we evaluate loans for impairment. Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our statistical analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan and lease types. If general or specific regional economic factors were to improve or deteriorate significantly, we may need to revise our loss factors, thereby decreasing or increasing our allowance. Furthermore, the estimated fair value of collateral may differ from what is realized upon the sale of that collateral. Due to the subjective nature of estimating an adequate allowance for loan and lease losses, economic uncertainties and other factors, some of the allowance is not allocated to specific categories of loans and leases. The Corporation monitors differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of credit portfolios and the methodologies used to estimate incurred losses in those portfolios. In management’s judgment, the Allowance has historically been adequate to absorb losses inherent in the loan and lease portfolios. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming loans and leases, and charge-offs in the future. We will continue to monitor economic developments closely and make necessary adjustments to the Allowance accordingly.

•	Goodwill: Goodwill recorded on the books of BancWest resulted from business acquisitions. It arose when the purchase price exceeded the assigned value of the net assets of acquired businesses. In each situation, it was based on estimates and assumptions that were subject to management’s judgment and was recorded at its estimated fair value at the time purchase accounting estimates of acquired entities were concluded. As of December 31, 2003, we had $3.2 billion in goodwill on our Consolidated Balance Sheet. The value of this goodwill is supported by the revenue we generate from our business segments. A decline in earnings as a result of material lack of growth, or our inability to deliver services in a cost-effective manner over a long time period could lead to possible impairment of goodwill, and this would be booked as a write-down in our income statement. We perform an impairment test for goodwill annually, or as circumstances dictate. The evaluation methodology for potential impairment is centered on the projection of cash flows into the future using present value techniques and, as such, involves significant management judgment in the modeling of estimates and assumptions. If the projected net cash flow assumptions are too high, or if the discount rate used is too low, there is a risk that impairment should have been recognized, but was not recorded. We use a two-step process to evaluate possible impairment. The first step compares the fair value of a reporting unit, which is an individual business segment of the Company, to its carrying amount. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount exceeds the fair value, then a second step is conducted whereby we assign fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. The implied fair value of goodwill is compared with the carrying amount of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. We performed the impairment testing of goodwill required under SFAS No. 142 for the year ended December 31, 2003, in the fourth quarter. Due to the inherent imprecision of projections used in the impairment test, a number of different scenarios were used. In addition to using anticipated balance sheet growth, scenarios for 25% more and 20% less than the anticipated growth were used. Furthermore, in projecting cash flows, a continuing value scenario as well as a terminal value scenario were used. Finally, two separate discount rate scenarios were used. The first discount rate used was the weighted average cost of capital, which is a composite of the after-tax cost of debt and cost of equity. The second discount rate was the cost of equity using a capital asset pricing model. The conclusion after testing under each of these scenarios is that there is no impairment of goodwill.

•	Lease Financing: We provide lease financing under a variety of arrangements, primarily consumer automobile leases and commercial equipment leases. Leases for consumer automobiles and commercial equipment are classified as financing leases if they conform to the definition set out in SFAS 13, “Accounting for Leases.” At the time the leasing transaction is executed, we record the gross lease receivable and the estimated residual value of leased equipment on our balance sheet. Unearned income on direct financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease. Estimates are made to predict what our unguaranteed lease residual values will be at the end of their lease term. Historically we have not experienced significant losses from overestimating residual values in our leasing portfolio. If these estimates differ significantly from our actual results, there may be an impact to our financial statements.

Results of Operations

Net Interest Income

2003 as Compared with 2002

      Net interest income for the year ended December 31, 2003 increased 8.7% to $1.298 billion as compared with $1.194 billion for the prior year.

      The increase in net interest income was principally the result of a $4.0 billion, or 15%, increase in average earning assets. The increase in our average earning assets was primarily the result of internal growth in loans, leases and investment securities within Bank of the West and First Hawaiian Bank, as well as the earning assets obtained from UCB contributing for a full year during 2003 versus only nine and one half months during 2002. The increase in average earning assets was partially offset by a 26 basis point reduction in our net interest margin. The continuing effect of historically low interest rates has reduced the yield on earning assets as well as rates paid on sources of funds.

2002 as Compared with 2001

      The increase in net interest income was principally the result of an $8.8 billion, or 51%, increase in average earning assets. The increase in our average earning assets was primarily the result of growth in Bank of the West resulting from the UCB acquisition. Also contributing to the increase was First Hawaiian Bank’s acquisition of branches in Guam and Saipan from Union Bank of California. The increase in average earning assets was partially offset by a 15 basis-point reduction in our net interest margin.

Net Interest Margin

2003 as Compared with 2002

      The net interest margin decreased by 26 basis points due primarily to the effects of the decreasing interest rate environment that continued into 2003. While the decreasing rate environment reduced our yield on earning assets by 77 basis points to 5.60% from 6.37%, it also decreased our rate paid on sources of funds by 51 basis points to 1.28% from 1.79%. Consequently, our net interest margin decreased by 26 basis points in 2003. Also offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits maintained by retail and commercial customers in both banks increased by $1.4 billion, or 25.5%. Higher yielding average domestic time deposits decreased 7.7% due, in part, to maturities of certificates originated in a higher interest rate environment.

2002 as Compared with 2001

      The net interest margin decreased by 15 basis points due primarily to the effects of the decreasing interest rate environment mentioned earlier. Although the decreasing rate environment reduced our yield on earning assets by 129 basis points to 6.37% from 7.66%, it also decreased our rate paid on sources of funds by 114 basis points to 1.79% from 2.93%. As a result, our net interest margin decreased by 15 basis points. Partially offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits increased by $2.5 billion, or 80.4%. The primary reason for the increase was the UCB acquisition in March 2002.

     Average Earning Assets

     2003 as Compared with 2002

      The full-year contribution of earning assets from the UCB acquisition, continuing internal growth of Bank of the West’s loan and lease portfolio and higher levels of investment securities in both Banks, are primarily responsible for the increase in average earning assets. The $2.4 billion, or 10.8%, increase in average total loans and leases was primarily due to increased consumer lending, residential mortgages and the UCB acquisition. As commercial lending was relatively slow in 2003, funds were used to purchase residential mortgages as well as investment securities. Consequently, average total investment securities also increased to $4.9 billion, up $1.6 billion, or 47.8%.

     2002 as Compared with 2001

      The UCB acquisition and the continuing growth of Bank of the West’s loans and leases are primarily responsible for the increase in average earning assets. Average loans increased $7.8 billion, or 53.2%, primarily due to the UCB acquisition. Average total investment securities increased by $1.0 billion, or 45.1%, to $3.3 billion.

     Average Loans and Leases

     2003 as Compared with 2002

      The increase in average loans and leases was primarily due to the full-year contribution of loans acquired through UCB and growth in Bank of the West. Average consumer loans within Bank of the West increased approximately $1.0 billion, or 18.9%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while purchases increased the average residential mortgage portfolio. Average loans and leases in First Hawaiian Bank decreased slightly, primarily due to the planned reduction in certain syndicated national credits, partially offset by increased consumer loans.

     2002 as Compared with 2001

      The increase in average loans and leases was primarily due to the UCB acquisition and growth in Bank of the West. All categories, except lease financing, increased significantly due to the UCB acquisition. Average loans and leases in First Hawaiian Bank decreased, primarily due to the planned reduction in certain syndicated national credits, partially offset by loans and leases acquired from Union Bank of California in the fourth quarter of 2001.

     Average Interest-Bearing Deposits and Liabilities

     2003 as Compared with 2002

      The increase in average interest-bearing deposits and liabilities was primarily due to an increase in average long-term debt and growth in our customer deposit base. Average interest-bearing deposits increased due to the full-year contribution to averages from the UCB acquisition, as well as internal growth in the demand deposit and interest-bearing checking, regular and money market savings portfolios. These increases were partially offset by a decrease in average certificates of deposit. Average short-term borrowings decreased primarily due to the replacement of $800 million of short-term financing, entered into with BNP Paribas in conjunction with the BNP Paribas Merger, with long-term financing in November 2002. The reduction of this short-term borrowing for all of 2003, as opposed to only a portion of 2002, is partially responsible for the decrease in average short-term debt, while increasing average long-term debt. Long-term borrowings from Federal Home Loan Bank also increased average long-term debt.

     2002 as Compared with 2001

      The increase in average deposits and liabilities was principally due to growth in our customer deposit base. Average deposits increased due to the UCB acquisition as well as the Guam and Saipan branches acquired by First Hawaiian Bank from Union Bank of California. Average short-term borrowings increased primarily due to higher Federal Home Loan Bank advances and the $800 million in short-term debt financing for the UCB acquisition. Average long-term debt and capital securities increased primarily due to $1.550 billion in long-term debt, issued to BNP Paribas in conjunction with the BNP Paribas Merger, which was outstanding for all of 2002, as opposed to only a portion of December 2001.

Table 1:	Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

      The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2003, 2002 and 2001) to make them comparable with taxable items before any income taxes are applied. Certain information presented in this section combines the Company’s consolidated results of operations from December 20, 2001 to December 31, 2001 with those for the period from January 1, 2001 to December 19, 2001. Financial information for the period from December 20, 2001 through December 31, 2001 was not material.

	Year Ended December 31,

		2003			2002			2001
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$7,154	$48	0.67%	$4,391	$157	3.58%	$8,347	$405	4.85%
Foreign	196,247	2,335	1.19	155,821	2,789	1.79	188,624	8,797	4.66

Total interest-bearing deposits in other banks	203,401	2,383	1.17	160,212	2,946	1.84	196,971	9,202	4.67

Federal funds sold and securities purchased under agreements to resell	200,456	2,379	1.19	258,890	4,401	1.70	226,032	9,360	4.14
Trading assets	50,598	1,329	2.63	30,018	1,160	3.86	—	—	—
Investment securities(1):
Taxable	4,845,642	179,810	3.71	3,277,246	154,783	4.72	2,257,162	136,185	6.03
Exempt from Federal income taxes	15,233	898	5.90	12,529	1,158	9.24	9,366	778	8.31

Total investment securities	4,860,875	180,708	3.72	3,289,775	155,941	4.74	2,266,528	136,963	6.04

Loans and leases(2),(3):
Domestic	24,398,117	1,473,302	6.04	21,958,985	1,467,725	6.68	14,238,553	1,138,044	7.99
Foreign	357,565	24,848	6.95	380,856	28,369	7.45	347,159	30,409	8.76

Total loans and leases	24,755,682	1,498,150	6.05	22,339,841	1,496,094	6.70	14,585,712	1,168,453	8.01

Total earning assets	30,071,012	1,684,949	5.60	26,078,736	1,660,542	6.37	17,275,243	1,323,978	7.66

Non-interest bearing assets:
Cash and due from banks	1,386,492			1,385,444			693,489
Premises and equipment	462,804			378,991			286,914
Core deposit intangible	198,681			201,238			73,256
Goodwill	3,227,064			3,129,507			712,198
Other assets	552,002			196,135			420,341

Total non-interest bearing assets	5,827,043			5,291,315			2,186,198

Total assets	$35,898,055			$31,370,051			$19,461,441

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$276,309	$345	0.12%	$334,522	$915	0.27%	$315,997	$1,878	0.59%
Savings	10,195,940	64,906	0.64	8,435,637	94,327	1.12	4,576,588	86,082	1.88
Time	6,707,813	109,622	1.63	7,265,406	177,137	2.44	6,281,175	298,353	4.75
Foreign	594,351	5,359	0.90	576,862	9,087	1.58	222,708	6,950	3.12

Total interest-bearing deposits	17,774,413	180,232	1.01	16,612,427	281,466	1.69	11,396,468	393,263	3.45
Short-term borrowings	1,875,304	21,424	1.14	2,016,947	34,152	1.69	896,405	34,956	3.90
Long-term debt and capital securities	3,879,639	183,551	4.73	2,541,319	149,712	5.89	1,073,671	78,916	7.35

Total interest-bearing deposits and liabilities	23,529,356	385,207	1.64	21,170,693	465,330	2.20	13,366,544	507,135	3.79

Interest rate spread			3.96%			4.17%			3.87%
Noninterest-bearing deposits	7,137,066			5,687,550			3,153,164
Other liabilities	1,168,446			1,070,679			862,404

Total liabilities	31,834,868			27,928,922			17,382,112

	Year Ended December 31,

			2003				2002				2001
			Interest				Interest				Interest
	Average		Income/	Yield/	Average		Income/	Yield/	Average		Income/	Yield/
	Balance		Expense	Rate	Balance		Expense	Rate	Balance		Expense	Rate

	(Dollars in thousands)
Stockholder’s equity	4,063,187 $	35,898,055			3,441,129 $	31,370,051			2,079,329 $	19,461,441
Total liabilities and stockholder’s equity		—		0.36%		—		0.41%		—		0.86%
Impact of noninterest-bearing sources			1,299,742	4.32%			1,195,212	4.58%			816,843	4.73%
Net interest income and margin on total earning assets			1,304				820				329
Tax equivalent adjustment			$1,298,438				$1,194,392				$816,514
Net interest income

(1)	For the years ended December 31, 2003, 2002, and 2001, average debt investment securities were computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(2)	Nonaccruing loans and leases, and loans held-for-sale have been included in the computations of average loan and lease balances.

(3)	Interest income for loans and leases include loan fees of $62,716, $53,830 and $37,834 for 2003, 2002 and 2001, respectively.

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

      The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2003, 2002 and 2001) to make them comparable with taxable items before any income taxes are applied.

	Year Ended December 31,

	2003 vs. 2002			2002 vs. 2001

	Increase (Decrease) Due to			Increase (Decrease) Due to

			Net Increase			Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

			(In thousands)
INTEREST INCOME
Interest-bearing deposits in other banks:
Domestic	$64	$(173)	$(109)	$(159)	$(89)	$(248)
Foreign	618	(1,072)	(454)	(1,322)	(4,686)	(6,008)

Total interest-bearing deposits in other banks	682	(1,245)	(563)	(1,481)	(4,775)	(6,256)

Federal funds sold and securities purchased under agreements to resell	(865)	(1,157)	(2,022)	1,202	(6,161)	(4,959)

Trading assets	622	(453)	169	580	580	1,160

Investment securities(1):
Taxable	63,110	(38,083)	25,027	52,518	(33,920)	18,598
Exempt from Federal income taxes	216	(476)	(260)	285	95	380

	Year Ended December 31,

	2003 vs. 2002			2002 vs. 2001

	Increase (Decrease) Due to			Increase (Decrease) Due to

			Net Increase			Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

			(In thousands)
Total investment securities	63,326	(38,559)	24,767	52,803	(33,825)	18,978

Loans and leases(2)(3):
Domestic	154,609	(149,032)	5,577	539,465	(209,784)	329,681
Foreign	(1,679)	(1,842)	(3,521)	2,778	(4,818)	(2,040)

Total loans and leases	152,930	(150,874)	2,056	542,243	(214,602)	327,641

Total earning assets	216,695	(192,288)	24,407	595,347	(258,783)	336,564

INTEREST EXPENSE
Deposits:
Domestic:
Interest-bearing demand	(138)	(432)	(570)	104	(1,067)	(963)
Savings	16,917	(46,338)	(29,421)	52,710	(44,465)	8,245
Time	(12,748)	(54,767)	(67,515)	41,209	(162,425)	(121,216)
Foreign	268	(3,996)	(3,728)	6,879	(4,742)	2,137

Total interest-bearing deposits	4,299	(105,533)	(101,234)	100,902	(212,699)	(111,797)
Short-term borrowings	(2,260)	(10,468)	(12,728)	26,677	(27,481)	(804)
Long-term debt and capital securities	67,543	(33,704)	33,839	89,177	(18,381)	70,796

Total interest-bearing deposits and liabilities	69,582	(149,705)	(80,123)	216,756	(258,561)	(41,805)

Increase (decrease) in net interest income	$147,113	$(42,583)	$104,530	$378,591	$(222)	$378,369

(1)	For the years ended December 31, 2003, 2002 and 2001, debt investment securities volume was computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(2)	Nonaccruing loans and leases, and loans held-for-sale have been included in the computations of volume balances.

(3)	Interest income for loans and leases include loan fees of $62,716, $53,830 and $37,834, for 2003, 2002 and 2001, respectively.

Noninterest Income

      The following table reflects the key components of the change in noninterest income for the years indicated:

				2003/2002		2002/2001
	Year Ended December 31,			Change		Change

	2003	2002	2001	Amount	%	Amount	%

	(Dollars in thousands)
Service charges on deposit accounts	$155,243	$139,030	$89,175	$16,213	11.7%	$49,855	55.9%
Trust and investment services income	38,045	37,198	32,330	847	2.3	4,868	15.1
Other service charges and fees	137,175	123,760	78,787	13,415	10.8	44,973	57.1
Securities gains, net	4,289	1,953	71,797	2,336	119.6	(69,844)	(97.3)
Other	52,572	30,423	36,309	22,149	72.8	(5,886)	(16.2)

Total noninterest income	$387,324	$332,364	$308,398	$54,960	16.5%	$23,966	7.8%

     2003 as compared with 2002

      As detailed in the table above, total noninterest income was $387.3 million, an increase of $55.0 million or 16.5%.

      Service charges on deposit accounts were $155.2 million, an increase of $16.2 million. The increase is primarily attributed to an increase in average deposit balances of approximately 11.7%, higher servicing fee income as a result of repricing efforts in account analysis, higher fee income from overdraft and nonsufficient fund transactions and the full year effect of having acquired UCB deposit accounts in March 2002.

      Other service charges and fees were $137.2 million, an increase of $13.4 million. The increase is primarily due to increased revenue resulting from a concentrated effort in growing the sales of investment products, higher commissions from the issuance of letters of credit, higher merchant services fees resulting from an increase in the number of retail merchant accounts and higher retail sales volume, higher income from debit and credit card transactions as a result of increased utilization of existing and new VISA® and MasterCard® accounts, higher income from fees on commercial loans and higher rental income resulting from surplus properties acquired from UCB.

      Net securities gains totaled $4.3 million, compared to a net gain of $2.0 million. The increase was due to portfolio restructuring activities.

      Other noninterest income totaled $52.6 million, an increase of $22.1 million, partially attributed to higher gains on the sale of lease residual interests, OREO property and miscellaneous assets as well as increased revenue from derivative sale activities and the full year impact of the UCB acquisition.

     2002 as compared with 2001

      As the table above shows in more detail, noninterest income totaled $332.4 million, an increase of $24.0 million or 7.8%.

      Service charges on deposit accounts were $139.0 million, an increase of $49.9 million, primarily due to higher levels of deposits resulting from the expansion of our customer deposit base through the UCB acquisition.

      Trust and investment services income was $37.2 million, an increase of $4.9 million, primarily due to the UCB acquisition.

      Other service charges and fees were $123.8 million, an increase of $45.0 million. The increase is primarily due to higher merchant services fees resulting from higher fee charges, increased volume and more merchant outlets, higher bank card and ATM convenience fee income and higher miscellaneous service fees resulting from the UCB acquisition.

      Net securities gains totaled $2.0 million, a decrease of $69.8 million, primarily due to the $59.8 million gain realized on the recordation as available-for-sale and subsequent sale of Concord EFS, Inc. stock in 2001.

      Other noninterest income totaled $30.4 million, a decrease of $5.9 million, primarily due to reduced gains on the sale of OREO property in 2002 and gains realized on the sale of loans and a leveraged lease in 2001.

     Noninterest Expense

      The following table reflects the key components of the change in noninterest expense for the years indicated:

				2003/2002
	Year Ended December 31,			Change		2002/2001 Change

	2003	2002	2001	Amount	%	Amount	%

	(In thousands)
Personnel:
Salaries and wages	$342,985	$327,648	$207,054	$15,337	4.7%	$120,594	58.2%
Employee benefits	139,198	111,810	72,442	27,388	24.5	39,368	54.3

Total personnel expense	482,183	439,458	279,496	42,725	9.7	159,962	57.2
Occupancy	87,514	85,821	66,233	1,693	2.0	19,588	29.6
Outside services	72,116	66,418	47,658	5,698	8.6	18,760	39.4
Intangible amortization	23,054	20,047	43,618	3,007	15.0	(23,571)	(54.0)
Equipment	47,197	48,259	30,664	(1,062)	(2.2)	17,595	57.4
Stationery and supplies	25,416	29,016	22,004	(3,600)	(12.4)	7,012	31.9
Advertising and promotion	23,535	27,420	17,066	(3,885)	(14.2)	10,354	60.7
Restructuring and integration	—	17,595	3,935	(17,595)	—	13,660	347.1
Other	131,820	102,040	85,072	29,780	29.2	16,968	19.9

Total noninterest expense	$892,835	$836,074	$595,746	$56,761	6.8%	$240,328	40.3%

     2003 as compared with 2002

      As the table above shows in detail, total noninterest expense was $892.8 million, an increase of $56.8 million.

      Salaries and wages expenses were $343.0 million, an increase of $15.3 million. The increase is primarily attributable to the full year impact of the acquisition of UCB and normal salary increases.

      Employee benefits expense was $139.2 million, an increase of $27.4 million, primarily due to higher group healthcare insurance, increased incentive compensation, higher pension and retirement plan expense, due to a recognized actuarial loss, and higher worker’s compensation insurance as a result of increased costs as well as the full year impact of UCB.

      Outside services expense was $72.1 million, an increase of $5.7 million, primarily due to higher data processing and contracted services expense resulting from the full year effect of the UCB acquisition.

      Amortization of intangible assets was $23.1 million, an increase of $3.0 million, primarily as a result of the full year amortization of the core deposit intangibles resulting from the acquisition of UCB.

      Advertising and promotion expenses were $23.5 million, a decrease of $3.9 million. The decrease was primarily the result of higher advertising and promotion expenses in 2002 to promote brand recognition and retain the customer base acquired through the acquisition of UCB.

      Other noninterest expense was $131.8 million in 2003, compared to $102.0 million in 2002. The increase is primarily attributable to higher depreciation expense on software incurred as a result of the conversion of UCB operating systems, higher general liability and property insurance, higher co-branded partner fees due to increased transaction volume related to airline branded credit cards, increased charitable contributions, as well as $4.7 million in costs associated with restructuring certain leverage leases in 2003. The increase was partially offset by lower travel and restructuring costs incurred during the UCB integration as well as lower outside legal and professional expense, lower collection and repossession expenses, and lower check printing charges.

     2002 as compared with 2001

      Total noninterest expense was $836.1 million, an increase of $240.3 million, or 40.3%. The increase is principally attributable to the acquisition of UCB.

      Salaries and wages expenses were $327.6 million, an increase of $120.6 million, primarily due to increased staffing required as a result of the acquisition of UCB.

      Employee benefits expense was $111.8 million, an increase of $39.4 million. The increase includes $4.4 million in costs from participation in the BNPP Discounted Share Purchase Plan in 2002, and lower net periodic pension benefit credits in 2002 resulting from a downturn in investment performance attributable to market conditions.

      Amortization of intangible assets was $20.0 million, a decrease of $23.6 million or 54.0%, resulting from the adoption of a new accounting standard in 2002 that ceased the amortization of goodwill.

      Advertising and promotion expenses were $27.4 million, an increase of $10.4 million or 60.7%, due to a large multi-media advertising campaign related to the acquisition of UCB.

      Restructuring and integration costs were $17.6 million, compared to $3.9 million. The increase is primarily due to acquisition of UCB.

Operating Segments

      As detailed in Note 21 to the Consolidated Financial Statements, our operations are managed principally through our two major bank subsidiaries, Bank of the West and First Hawaiian Bank. Bank of the West operates primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. It also conducts business nationally through its Consumer Finance Division as well as its Essex Credit Corporation and Trinity Capital subsidiaries. First Hawaiian Bank’s primary base of operations is in Hawaii, Guam and Saipan. It also has significant operations extending to California through its automobile dealer flooring and financing activities.

     Bank of the West

•	Regional Banking

     2003 as Compared with 2002

      The Regional Banking Group’s net income increased $3.6 million in 2003, from $130.5 million in 2002, to $134.1 million. Net interest income increased $9.0 million or 1.9% from last year. This increase included the impact of the acquisition of UCB in March of 2002, offset by interest rate compression. Noninterest income increased $19.4 million, or 13.5%, from 10.9% growth in average deposit balances and repricing of our fee structures. Growth in debit card interchange revenue from increased utilization of existing and new VISA® and MasterCard® accounts contributed to the increase in noninterest income. Noninterest expense increased $29.4 million, or 7.4%, compared to the prior year. Noninterest expense increased in 2003 due to the acquisition of UCB and increases in employee benefit expenses for group insurance. The provision for loan and lease losses decreased $3.9 million or 25.5% from last year due to higher recoveries of previously charged off loans. The growth in deposit balances was driven by core deposits, offset by a decline in certificates of deposits.

     2002 as Compared with 2001

      Net interest income in 2002 grew $220.7 million. The increase was primarily due to an increase in average outstanding loans of $2.9 billion and an increase of $4.9 billion in average deposits, with both increases largely attributable to the acquisition of UCB on March 15, 2002. Additionally, the impact of our transfer pricing methodology on Regional Banking’s core deposits during the declining interest rate environment during much of 2002 resulted in a wider net interest margin. The $56.7 million increase in noninterest income is due to both additional business from the acquired UCB branches and the segment’s organic growth. Noninterest expense increased by $140.7 million, due almost exclusively to additional expenses associated with the acquired UCB branches and operations. Noninterest expense required to support the company increased as a result of growth. Average segment assets, loans and deposits increased primarily as a result of the UCB acquisition

•	Commercial Banking

     2003 as Compared with 2002

      Commercial Banking segment’s net income increased to $150.1 million, up $40.6 million, or 37.1%, from $109.5 million. Net interest income increased $52.3 million, or 19.9%. Noninterest income increased $14.9 million, or 48.4%. Noninterest expense increased $18.4 million or 19.0%. The provision for loan and lease losses decreased $15.4 million due to improved credit quality and a large increase in recoveries of loans previously charged off.

      Commercial Banking achieved growth in loans, deposits, and net income due to strong performances in SBA lending, church lending, healthcare, and cash management, as well as the acquisitions of UCB and Trinity Capital. Interest margins on loans and leases decreased, as maturing higher yielding loans and leases were replaced by lower yielding loans and leases. Deposit margins decreased due to a declining interest rate environment. Noninterest income growth was driven by the UCB and Trinity acquisitions, loan prepayment fees, lease servicing, and strong growth in cash management, derivatives, and foreign exchange revenues. Commercial Banking continues to pursue a strategy of leveraging efficiencies gained through the expanded resources resulting from the UCB and Trinity Capital acquisitions, while focusing on niche markets where there is a competitive advantage, such as equipment leasing, SBA lending and church lending.

     2002 as Compared with 2001

      In 2002, with the exception of the provision for loan and lease losses, which approximately doubled over 2001, all income and expense items for this segment increased by over 150%. Balance sheet growth was significant between the two time periods. The majority of these increases is attributable to the acquisition of UCB, which had a large commercial banking portfolio as of the date of acquisition.

      Additional growth was driven by an increase in SBA loans, loans to religious institutions, the health care industry and equipment leasing, including the November 2002 acquisition of Trinity Capital Corporation.

•	Consumer Finance

     2003 as Compared with 2002

      Net income was $63.2 million compared to $56.2 million. Net interest income was $207.1 million, compared to $183.1 million, an increase of 13.1%. This was the result of increased interest income generated from a larger asset base which resulted from higher loan origination volumes. Noninterest income remained flat from 2002. Essex experienced lower production levels in early 2003 as significant focus was placed on relocation of the operations and staffing changes. Noninterest expense increased $4.5 million, or 8.1%. This increase was primarily due to greater staff and occupancy requirements associated with growth in the loan origination and servicing areas. Additionally, increases in the cost of employee benefits and an increase in the use of outside services related to higher production volumes contributed to the higher expenses in 2003.

      The Consumer Finance segment remains very competitive in the indirect lending market and experienced strong production volumes in 2003, which positively impacted the segment’s total assets. Average assets for 2003 were $7.6 billion compared to $6.7 billion, an increase of $0.9 billion, or 13.7% over 2002. This increase is due to both the UCB acquisition that took place in 2002 and increased indirect loan production. The provision for loan and lease losses increased $9.4 million from $45.2 million in 2002 to $54.6 million in 2003. The provision increased in respect to the increase in Consumer Finance’s loan and lease credit exposures.

     2002 as Compared with 2001

      Net interest income grew approximately $47.8 million due, in part, to the acquisition of UCB. However, the acquisition of UCB had a lesser effect on the operations of this segment than either of the other two Bank of the West operating segments. Structural changes in the automobile finance market significantly impacted auto loan and lease production, decreasing auto lease production from 2001 while increasing that of auto loans, which stayed strong throughout 2002. Recreational vehicles and marine loan production were also up significantly. Margins on new loan production also improved during 2002.

      Noninterest income increased approximately 10.4%. Relocation of the headquarters of Essex Credit from Connecticut to California disrupted service, most notably in the refinance business, and contributed to the gain on sale of loans remaining relatively flat. However, fee income increased significantly.

      Noninterest expense increased 27.7% as a direct result of increased loan production, which required additional staffing, and the UCB acquisition. The increased provision for loan and lease losses reflects the additional losses inherent in a larger loan portfolio.

      Average segment loans for 2002 increased by approximately $1.6 billion over 2001 primarily as a result of the increased loan production, territorial expansion and the UCB acquisition.

     First Hawaiian Bank

•	Retail Banking

     2003 as Compared with 2002

      Net interest income decreased approximately $4.2 million, or 1.8%, primarily due to a decrease in net interest margin. Higher noninterest income, up $4.8 million from the previous year, was primarily due to higher account analysis fees. Noninterest expense increased $6.5 million, primarily the result of higher retirement plan expense. Assets at period end increased $272.0 million, or 8.3%, due to higher commercial loan balances.

     2002 as Compared with 2001

      Net interest income decreased $12.2 million, primarily due to a decrease in net interest margin. Higher noninterest income of $52.3 million, up 5.2%, is primarily due to increased account analysis fees. Noninterest expense decreased $11.7 million, or 6.7%, primarily due to purchase accounting adjustments and termination of an office lease. Assets at period end decreased due to lower balances in commercial loans.

•	Consumer Finance

     2003 as Compared with 2002

      Net interest income increased $13.3 million, or 18.3%, primarily due to higher interest income on mortgage loans. Noninterest income increased $2.3 million primarily due to gain on mortgage loan sales and fee income. Noninterest expense increased $4.0 million primarily due to higher incentive compensation and higher retirement plan expense from the previous year. Assets at period end increased due to higher balances in commercial and real estate mortgage loans.

     2002 as Compared with 2001

      Net interest income increased $7.3 million, or 11.2%, primarily due to increased yield-related loan fees, higher earning assets and higher margins. Noninterest income increased $7.2 million, or 37.1%, primarily due to higher merchant service income and gains on sale of mortgage loans. Assets at period end increased $135.0 million, or 10.1%, primarily due to higher balances in commercial and real estate mortgage loans.

•	Commercial Banking

     2003 as compared with 2002

      Net interest income for 2003 increased $7.5 million, or 32.2%, primarily due to higher interest income on commercial and mortgage loans. Noninterest income increased $2.0 million, or 32.3%, primarily due to the gain on sale of low-income housing projects and equipment. Noninterest expense increased $1.7 million, or 25.4% primarily due to higher salaries and retirement plan expense.

     2002 as Compared with 2001

      Net interest income increased $4.5 million, or 23.9%, primarily due to higher earning assets. In addition, transfer pricing credits on deferred tax liabilities increased and the provision for loan and lease losses decreased. The increase in net interest income was partially offset by a decrease in noninterest income of $1.6 million, or 20.5%, due to management fees related to the sale of a leveraged lease recognized in 2001. Assets at period end increased $219.0 million, or 26.1%, primarily due to higher commercial loan balances.

•	Financial Management

     2003 as Compared with 2002

      Net interest income remained flat. Noninterest income increased $2.8 million, or 10.4%, primarily due to higher investment management fees. Investment fees were positively impacted by the economic upturn in the equity markets. Noninterest expense increased $1.4 million, or 5.9%, primarily due to higher employee salaries and benefits.

     2002 as Compared with 2001

      Noninterest income decreased $2.8 million, or 9.5%, primarily due to lower investment management fees. Investment management fees were negatively impacted by the prolonged downturn in the equity markets. Noninterest expense increased $1.1 million, primarily due to higher employee salaries and benefits.

Investment Securities

     Bank of the West

      Bank of the West’s investment purchases focus on two separate objectives.

•	The primary objective is to purchase securities that have less duration risk and whose cash flow profiles are more stable. Bank of the West purchased short mortgage-backed-securities (MBS) (balloons and hybrid ARMS), asset-backed securities, U.S. Agency debentures, U.S. Treasuries, and collateralized mortgage obligations (private label and U.S. Agency). All purchases have credit ratings that were of the highest investment grade (AAA), with the greatest majority of the purchases having U.S. Agency credit guarantees.

•	A secondary objective with a portion of the investment purchases is to maximize Bank of the West’s net interest spread over its cost of funding within certain risk constraints. To achieve this objective, Bank of the West’s Treasury purchased 20-year and 30-year pass-through-MBS. The investments have U.S. Agency credit guarantees and contain monthly principal and interest payments.

      The main themes supporting the purchases were current cash flows and liquidity. Most of the purchases have current cash flows (principal), which allowed us to assume less reinvestment risk at a time when we felt interest rates would begin to rise. The other theme was to remain very liquid. As such, most of the purchases were within the most liquid of the markets (MBS, Agency, and U.S. Treasury). Non-amortizing purchases were focused on the 3-year or less portion of the yield curve so Bank of the West could take advantage of the steepness of the yield curve.

     First Hawaiian Bank

      First Hawaiian Bank has the following four objectives for its investment portfolio:

•	Support its needs for liquidity to fund loans or to meet unexpected deposit runoffs. Liquidity can be met by having investments with relatively short maturities and/or a high degree of marketability.
•	Act as a vehicle to make meaningful shifts in First Hawaiian Bank’s overall interest rate risk profile.
•	Provide collateral to secure First Hawaiian Bank’s public funds-taking activities.
•	Provide maximum level of after-tax earnings consistent with the safety factors of quality, maturity, marketability and risk diversification.

      The recent and relatively large increases in the portfolio are directly related to the high deposit growth that has been experienced over the past two years. Because of the resultant high degree of liquidity that must be invested, the current investment strategy is focused primarily on managing overall interest rate risk and maximizing earnings. First Hawaiian Bank is slightly asset-sensitive and so has concentrated investments in high quality, liquid, fixed-rate securities with average lives in the 2-to 5-year area, taking advantage of the relative steepness of the yield curve while lowering interest rate risk. Asset classes primarily include agencies and Aaa-rated collateralized mortgage obligations and asset-backed securities.

Loans and Leases

      The following table shows balances of the major categories in the loan and lease portfolio as of December 31 for the years ended:

	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

					(In millions)
Commercial, financial and agricultural	$4,492	17.5%	$4,803	19.9%	$2,388	15.7%	$2,605	18.7%	$2,213	17.7%
Real estate:
Commercial	5,146	20.0	4,806	19.9	2,957	19.5	2,618	18.8	2,467	19.8
Construction	953	3.7	972	4.0	464	3.1	406	2.9	408	3.3
Residential	5,020	19.5	4,749	19.7	2,228	14.7	2,315	16.7	2,341	18.7

Total real estate loans	11,119	43.2	10,527	43.6	5,649	37.3	5,339	38.4	5,216	41.8

Consumer	7,345	28.6	6,021	24.9	4,462	29.4	3,593	25.8	2,977	23.8
Lease financing	2,417	9.4	2,399	9.9	2,293	15.1	2,038	14.6	1,738	13.9
Foreign:
Commercial and industrial	63	0.2	86	0.4	81	0.5	66	0.5	65	0.5
Other	286	1.1	310	1.3	305	2.0	279	2.0	283	2.3

Total loans and leases	$25,722	100.0%	$24,146	100.0%	$15,178	100.0%	$13,920	100.0%	$12,492	100.0%
Less allowance for loan and lease losses	392		384		195		172		161

Total net loans and leases	$25,330		$23,762		$14,983		$13,748		$12,331

Total loans and leases to:
Total assets	67.1%		69.5%		70.1%		75.4%		74.9%
Total earning assets	79.5%		84.3%		83.8%		85.2%		85.5%
Total deposits	97.4%		98.3%		99.0%		98.5%		97.0%

      We continue our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from our Mainland United States operations.

      The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. Total loans and leases increased by 6.5% at December 31, 2003 over December 31, 2002. The increase was primarily due to increases in the volume of consumer and real estate loans with customers taking advantage of the low interest rate environment. Real estate and consumer loans increased 5.6% and 22.0%, or $592 million and $1,323 million, respectively. Commercial, financial and agricultural loans decreased 6.5% from last year. In the context of interest rate trends and the broader economy, we continuously monitor the mix in our loan portfolio.

      Total loans and leases increased by 59.1% at December 31, 2002 over December 31, 2001, primarily due to the commercial, financial and agricultural, commercial real estate, residential real estate and consumer loans acquired through the UCB acquisition. The increase was partially offset by a decrease in the loans in First Hawaiian Bank, resulting primarily from a planned reduction in media and syndicated national credits.

     Commercial, Financial and Agricultural Loans

      As of December 31, 2003, commercial, financial and agricultural loans represented 17.5% of total loans and leases, as compared to 19.9% at December 31, 2002. The decrease was partially due to a planned reduction in First Hawaiian Bank’s media and syndicated national credits. We have also decreased exposures in certain commercial, financial and agricultural loans in response to concentration levels.

      As of December 31, 2002, commercial, financial and agricultural loans totaled 19.9% of total loans and leases, as compared to 15.7% at December 31, 2001. The increase was primarily due to the UCB acquisition.

      We seek to maintain reasonable levels of risk in commercial, financial and agricultural lending by following prudent underwriting guidelines primarily based on cash flow. Most commercial, financial and agricultural loans are collateralized and/or supported by guarantors judged to have adequate net worth. We make unsecured loans to customers based on character, net worth, liquidity and repayment ability.

     Real Estate Loans

      Real estate loans represented 43.2% and 43.6% of total loans and leases at December 31, 2003 and 2002, respectively. We have maintained the concentration of loans in this area primarily through the purchase of pools of residential whole loans and the origination of commercial real estate loans.

      Real estate loans increased $4.9 billion or 86.4% from 2001 to 2002. Real estate loans represented 43.6% and 37.3% of total loans and leases at December 31, 2002 and 2001, respectively. The increase was primarily due to the UCB acquisition.

      We seek to maintain reasonable levels of risk in real estate lending by financing projects selectively, by adhering to prudent underwriting guidelines and by closely monitoring general economic conditions affecting local real estate markets. In purchasing existing residential real estate loans, we are able to diversify our geographic exposure.

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

      Home Equity Loans. We generally lend up to 75% of appraised value or tax assessed value for fee simple properties including senior mortgages. The debt-to-income ratio should not exceed 45% and a good credit history is required.

     Consumer Loans

      Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile, recreational vehicles, pleasure boats and household purchases. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines which include an evaluation of: (1) personal credit history; (2) personal cash flow; and (3) collateral values based on existing market conditions.

      Consumer loans including financing of automobiles, recreational vehicles and pleasure boats, totaled 28.6% of total loans and leases at December 31, 2003 compared to 24.9% in 2002. The balance increased $1.3 billion or 22.0% from last year. This increase is due to confidence in the consumer market and attractive interest rates on consumer lending. Low interest rates on consumer products have also turned consumers away from leasing to purchasing.

      Consumer loans increased $1.6 billion or 34.9% from 2001 to 2002. Balances in this category increased from 2001, primarily due to the UCB acquisition and internal growth in Bank of the West’s indirect loan business.

     Lease Financing

      Lease financing as of December 31, 2003 increased slightly from last year due to an increased volume of leases in Bank of the West generated through its Trinity leasing subsidiary. Lease financing has not increased in proportion to our total portfolio due to a change in consumer preference towards loans and away from leases in automobile financing. As of December 31, 2003, substantially all of our leases for consumer automobiles and commercial equipment were classified as financing leases. Unearned income on financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease. We have obtained third party guarantees of the residual values for individual consumer automobile leases and treat them as finance leases. Beginning in February 2004, we will no longer obtain such guarantees on an individual basis for new auto leases as it is no longer cost efficient to do so. New auto leases will be accounted for as operating leases that will be reflected as fixed assets on our balance sheet and will be depreciated over their useful lives, and any related third party guarantees of the residual values will be on a pooled basis. Income from new auto leases will be reported as noninterest income.

      In 2003 lease financing represented 9.4% of total loans and leases as compared to 9.9% in 2002, and 15.1% in 2001. Consumer lease financing is declining in response to the decline in interest rates over the past few years, which has changed consumer preferences away from lease financing.

      Lease-in/lease-out (“LILO”) transactions have recently become an industry-wide issue as the Internal Revenue Service (“IRS”) evaluates whether or not the tax deductions connected with such transactions are allowable for U.S. federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In 2003, the IRS determined that the tax deductions associated with many of the Company’s LILO transactions should be disallowed, and the Company expects the IRS to take the same position on the Company’s remaining LILO transactions. The Company continues to believe that it properly reported its LILO transactions and will contest the results of the IRS’s audit. At the present time, the Company cannot predict the outcome of this issue.

     Loan and Lease Concentrations

      Loan and lease concentrations exist when there are loans to multiple borrowers who are engaged in similar activities and thus would be impacted by the same economic or other conditions. At December 31, 2003, we did not have a concentration of loans and leases greater than 10% of total loans and leases which were not otherwise disclosed as a category in the table above.

      The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. We also lend, to a lesser extent, nationally and in Guam and Saipan. The risk inherent in the portfolio is dependent upon both the economic stability of the areas in which we lend and the financial well-being and creditworthiness of the borrowers.

     Loan and Lease Maturities

      The contractual maturities of loans and leases (shown in the table below) do not necessarily reflect the actual maturities of our loan and lease portfolio. In our experience, the average life of residential real estate and consumer loans is substantially less than their contractual terms because borrowers prepay loans.

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

      At December 31, 2003, loans and leases with contractual maturities of over one year were comprised of fixed-rate loans totaling $12.5 billion and floating or adjustable-rate loans totaling $7.8 billion.

      The following table sets forth the contractual maturities of our loan and lease portfolio by category at December 31, 2003. Demand loans are included as due within one year.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total

		(In millions)
Commercial, financial and agricultural	$2,203	$1,629	$660	$4,492
Real estate:
Commercial	784	2,240	2,122	5,146
Construction	537	349	67	953
Residential	278	1,167	3,575	5,020
Consumer	952	3,327	3,066	7,345
Lease financing	533	1,439	445	2,417
Foreign	86	172	91	349

Total	$5,373	$10,323	$10,026	$25,722

Nonperforming Assets and Restructured Loans

      Nonperforming assets and restructured loans are reflected below for the years indicated:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$66,100	$145,920	$37,477	$43,016	$23,226
Real estate:
Commercial	41,508	48,071	30,587	22,386	33,695
Construction	—	—	—	403	14,014
Residential	8,176	5,460	9,260	12,458	20,214

Total real estate loans	49,684	53,531	39,847	35,247	67,923

Consumer	3,634	4,769	6,144	3,257	1,625
Lease financing	8,038	11,532	9,570	6,532	3,391
Foreign	6,341	10,088	4,074	5,496	2,162

Total nonaccrual loans and leases	133,797	225,840	97,112	93,548	98,327

Other real estate owned and repossessed personal property	17,387	19,613	22,321	27,479	28,429

Total nonperforming assets	$151,184	$245,453	$119,433	$121,027	$126,756

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Past due loans and leases(1):
Commercial, financial and agricultural	$17,545	$9,005	$11,134	$6,183	$1,280
Real estate:
Commercial	7,410	2,952	385	1,987	1,436
Residential	1,084	5,743	3,770	3,886	8,326

Total real estate loans	8,494	8,695	4,155	5,873	9,762

Consumer	2,559	1,984	3,323	3,719	2,043
Lease financing	127	232	146	113	113
Foreign	651	1,181	2,023	1,321	4,824

Total past due loans and leases	$29,376	$21,097	$20,781	$17,209	$18,022

Accruing Restructured Loans:
Commercial, financial and agricultural	60	69	107	—	371
Real estate:
Commercial	1,616	4,570	6,301	7,316	24,526

Total real estate loans	1,616	4,570	6,301	7,316	24,526

Total accruing restructured loans and leases	$1,676	$4,639	$6,408	$7,316	$24,897

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of year):
Excluding past due loans and leases	0.59%	1.02%	0.79%	0.87%	1.01%
Including past due loans and leases	0.70	1.10	0.92	0.99	1.16
Nonperforming assets to total assets (end of year):
Excluding past due loans and leases	0.39	0.71	0.55	0.66	0.76
Including past due loans and leases	0.47	0.77	0.65	0.75	0.87

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest, are adequately collateralized and are in the process of collection.

     Nonperforming Assets

      Nonperforming assets at December 31, 2003 were $151.2 million, or 0.59%, of total loans and leases, other real estate owned (OREO), and repossessed personal property, as compared to 1.02% at December 31, 2002 and 0.79% at December 31, 2001. Nonperforming assets at December 31, 2003 were 0.39% of total assets, compared to 0.71% at December 31, 2002 and 0.55% at December 30, 2001.

     2003 as Compared to 2002

      Total nonaccrual loans and leases decreased $92.0 million. Nonaccrual loans for commercial, financial and agricultural lending decreased $79.8 million. The decrease from the prior year for nonaccruing commercial, financial and agricultural loans was partially due to the resolution of problem relationships, loan sales by Bank of the West and syndicated national credits from First Hawaiian Bank where we received payment or proceeds from loan sales. Total nonaccrual real estate loans have decreased $3.8 million. Within the nonaccrual real estate loan category, decreases in commercial real estate loans of $6.6 million were partially offset by increases in nonaccrual residential real estate loans of $2.7 million. These decreases resulted from the resolution of problem relationships.

      Foreign nonaccruing loans decreased by $3.7 million. Our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component (1.4%) of our total loan portfolio.

     2002 as Compared to 2001

      Total nonaccrual loans and leases increased $128.7 million. Nonperforming assets increased by $126.0 million. The level of nonperforming loans and leases acquired in the acquisition of UCB is the primary reason for the increase in nonperforming loans and leases from 2001. Nonaccrual loans for commercial, financial and agricultural lending increased $108.4 million. The increase in nonaccruing commercial, financial and agricultural loans resulted from the UCB acquisition and from approximately $40 million of performing syndicated national credits in First Hawaiian Bank being placed on nonaccrual status. Total nonaccruing real estate loans increased $13.7 million. Within the nonaccrual real estate loan category, nonaccruing commercial real estate loans increased $17.5 million. Residential real estate loans decreased $3.8 million primarily due to higher prepayment levels.

      Foreign nonaccruing loans increased by $6.0 million. Most of our foreign loan portfolio is in Guam and Saipan, and is held in the First Hawaiian Bank subsidiary.

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

      While the majority of consumer loans and leases are subject to our general policies regarding nonaccrual loans, substantially all past-due consumer loans and leases are not placed on nonaccrual status because they are charged off upon reaching a predetermined delinquency status varying from 120 to 180 days, depending on product type.

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

     Loans and Leases Past Due, Still Accruing

     2003 as Compared to 2002

      Loans past due 90 days or more and still accruing interest totaled $29.4 million, an increase of $8.3 million. The increase was primarily in the commercial, financial and agricultural lending category in which past due and still accruing loans increased $8.5 million and the commercial real estate category in which past due and still accruing loans increased $4.5 million. The increase in commercial, financial and agricultural loans was primarily due to a single matured loan. Increases were partially offset by decreases in residential real estate loans of $4.7 million and decreases in foreign loans of $0.5 million.

     2002 as Compared to 2001

      Loans past due 90 days or more and still accruing interest totaled $21.1 million compared to $20.8 million. The increase was primarily due to total real estate which increased $4.5 million with significant increases in commercial and residential loans which increased $2.6 million and $2.0 million, respectively. These increases were partially offset by decreases in the commercial, financial and agricultural loans and consumer loans which decreased $2.1 million and $1.3 million, respectively. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

     Potential Problem Loans

      Other than the loans listed, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan under existing terms.

      The following table presents information related to nonaccrual and nonaccrual restructured loans and leases as of December 31, 2003:

	Domestic	Total

	(In thousands)
Interest income which would have been recorded if loans had been current	$5,671	$5,671
Interest income recorded during the year	$5,491	$5,491

Provision and Allowance for Loan and Lease Losses

      The following sets forth the activity in the allowance for loan and lease losses for the years indicated:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loans and leases outstanding (end of year)	$25,722,079	$24,146,087	$15,177,673	$13,919,301	$12,491,629

Allowance for loan and lease losses:
Balance at beginning of year	$384,081	$194,654	$172,443	$161,418	$158,294
Allowance purchased(1)	—	212,660	—	—	—
Transfer of allowance allocated to securitized loans	—	—	—	—	(1,025)
Provision for loan and lease losses	81,295	95,356	103,050	60,428	55,262
Loans and leases charged off:
Commercial, financial and agricultural	38,621	68,497	25,855	8,693	7,715
Real estate:
Commercial	1,622	3,287	1,193	2,715	6,385
Construction	—	—	—	3,480	3,646
Residential	930	1,307	2,920	6,589	5,539
Consumer	56,489	50,155	40,076	28,331	27,927
Lease financing	26,338	22,399	21,658	10,202	9,111
Foreign	2,498	1,741	1,438	2,121	1,222

Total loans and leases charged off	126,498	147,386	93,140	62,131	61,545

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	31,843	10,479	1,045	1,954	1,761
Real estate:
Commercial	568	999	137	178	311
Construction	132	306	321	751	18
Residential	1,264	608	618	1,143	1,101
Consumer	12,041	10,331	7,028	6,261	5,681
Lease financing	6,429	5,582	2,459	2,018	1,397
Foreign	544	492	693	423	163

Total recoveries on loans and leases previously charged off	52,821	28,797	12,301	12,728	10,432

Net charge-offs	(73,677)	(118,589)	(80,839)	(49,403)	(51,113)

Balance at end of year	$391,699	$384,081	$194,654	$172,443	$161,418

	Year Ended December 31,

	2003		2002		2001		2000		1999

	(Dollars in thousands)
Net loans and leases charged off to average loans and leases	0.30%		0.53%		0.56%		0.37%		0.42%
Net loans and leases charged off to allowance for loan and lease losses	18.81		30.88		41.53		28.65		31.66
Allowance for loan and lease losses to total loans and leases (end of year)	1.52		1.59		1.28		1.24		1.29
Allowance for loan and lease losses to nonaccruing loans and leases (end of year):
Excluding 90 days past due accruing loans and leases	2.93	x	1.70	x	2.00	x	1.84	x	1.64x
Including 90 days past due accruing loans and leases	2.40	x	1.56	x	1.65	x	1.56	x	1.39x

(1)	Allowance for loan and lease losses of $212,660 in 2002 was related to the acquisition of United California Bank and Trinity Capital Corporation.

      As the table above illustrates, the provision for loan and lease losses for 2003 was $81.3 million, a decrease of $14.1 million, or 14.7%, compared to 2002.

      We have allocated a portion of the allowance for loan and lease losses according to the amount deemed to be reasonably necessary to provide for inherent losses within the various loan and lease categories as of December 31 for the years indicated:

	2003		2002		2000		2001		1999

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans/Leases		Loans/Leases		Loans/Leases		Loans/Leases		Loans/Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans/Leases	Amount	Loans/Leases	Amount	Loans/Leases	Amount	Loans/Leases	Amount	Loans/Leases

					(Dollars in thousands)
Domestic:
Commercial, financial and agricultural	$81,248	17.5%	$96,171	19.9%	$42,130	15.7%	$22,185	18.7%	$19,175	17.7%
Real estate:
Commercial	24,189	20.0	22,524	19.9	17,575	19.5	11,030	18.8	10,275	19.8
Construction	6,016	3.7	4,572	4.0	2,820	3.1	3,780	2.9	4,755	3.3
Residential	11,995	19.5	9,378	19.7	6,320	14.7	7,055	16.7	12,305	18.7
Consumer	64,192	28.6	66,388	24.9	45,210	29.4	39,025	25.8	34,200	23.8
Lease financing	35,512	9.4	19,588	9.9	22,315	15.1	16,295	14.6	12,855	13.9
Foreign	9,191	0.2	256	0.4	2,915	0.5	1,400	0.5	850	0.5
Other	—	1.1	—	1.3	—	2.0	—	2.0	—	2.3

Total Allocated	232,343	100.0	218,877	100.0	139,285	100.0	100,770	100.0	94,415	100.0
Unallocated	159,356		165,204		55,369		71,673		67,003

Total	$391,699		$384,081		$194,654		$172,443		$161,418

      The provision for loan and lease losses is based on management’s judgment as to the adequacy of the allowance for loan and lease losses (the “Allowance”). Management uses a systematic methodology to determine the related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral.

      Using this methodology, we allocate the Allowance to individual loans and leases and to categories of loans and leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Each relationship over $1,000,000 and classified substandard or doubtful is evaluated quarterly on a case-by-case basis. Note 1 to the Consolidated Financial Statements describes how we evaluate loans for impairment. Note 8 to the Consolidated Financial Statements details additional information regarding the Allowance and impaired loans.

      Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our statistical analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan types. Some of the Allowance is not allocated to specific impaired loans because of the subjective nature of the process of estimating an adequate allowance for loan and lease losses, economic uncertainties and other factors.

      We have made substantial efforts to attempt to mitigate risk within our loan portfolio. While we have not specifically identified credits that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets), certain events make it probable that there are losses inherent in our portfolio. These events include:

•	While the economy within the United States appears to be improving, the economic recovery has not yet fully taken hold and some areas remain sluggish. The unemployment rate remains high and job creation is slower than anticipated. A lack of strength in the labor market could negatively impact one of our key customer groups, consumers, potentially resulting in a detrimental effect on the credit quality of our loan and lease portfolio.

•	Unsettled geopolitical events, including tensions in Iraq and North Korea, could negatively impact the current economic improvement. International disputes and other factors could stall the economic recovery for an indeterminate amount of time, or even prompt a return to economic slowdown in the United States.

•	Energy costs are increasing due to tension in the Middle East. As we experienced during the energy crisis in California a few years ago, higher energy costs can negatively impact the economic conditions of the markets we serve.

•	California is one of our key geographical markets. The economic slowdown experienced in recent years was particularly severe in the technology field, which is heavily based in California. The Californian economic slowdown, and other external factors including the previously mentioned energy crisis, contributed to the State experiencing a substantial budget deficit. Actions the State may, or may not, take to address its deficit issue could affect the customers the Company serves or the Company directly.

      We will continue to closely monitor the current and potential impact that these factors have on our loan and lease portfolio. Worsening economic conditions may warrant additional amounts for the provision for credit losses in future periods.

Net Charge-Offs

2003 as Compared to 2002

      Net charge-offs were $73.7 million, a decrease of $44.9 million. Total loans and leases charged off decreased $20.9 million. This decrease was primarily due to a $29.9 million decrease in charge-offs for commercial, financial and agricultural loans partially offset by increases of $6.3 million in consumer loan charge-offs, which was primarily due to the increased size of the overall consumer loan portfolio, and $3.9 million in lease financing charge-offs. Recoveries increased by $24.0 million. Charge-offs were higher primarily due to charge-offs required in late March 2002 on the UCB portfolio. These charge-offs were contested with UFJ and settled in the first quarter of 2003, resulting in $13.6 million of recoveries primarily in commercial, financial and agricultural loans. For more information on this see Item 1, Note 2 (Mergers and Acquisitions) to the financial statements.

      Net charge-offs were 0.30% of average loans and leases compared to 0.53%.

2002 as Compared to 2001

      Net charge-offs increased by $37.8 million primarily due to the larger loan portfolio in Bank of the West resulting from the UCB acquisition. Commercial, financial and agricultural charge-offs increased $42.6 million primarily due to higher charge-offs recorded in late March 2002 on the UCB portfolio. Consumer charge-offs increased $10.1 million due to higher losses inherent in our larger consumer loan portfolio and the effects of the struggling national and regional economy from the previous year. These increases were partially offset by an increase in recoveries in commercial, financial and agricultural loans of $9.4 million, consumer loans of $3.3 million, and lease financing of $3.1 million.

Allowance for Loan and Lease Losses

2003 as Compared to 2002

      The allowance for loan and lease losses was $391.7 million, an increase of $7.6 million. The provision for loan and lease losses is based upon our judgment as to the adequacy of the allowance for loan and lease losses to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

      The Allowance increased to 2.93 times nonaccruing loans and leases (excluding 90 days or more past due accruing loans and leases) from 1.70 times primarily due to higher risk factors inherent in UCB’s commercial and commercial real estate portfolios.

2002 as Compared to 2001

      The allowance for loan and lease losses was $384.1 million compared to $194.7 million. The percentage of the Allowance compared to total loans and leases increased from 1.28 to 1.59, primarily due to the allowance acquired as part of the UCB acquisition. The ratio of the Allowance to nonperforming loans and leases decreased to 1.70x compared to 2.00x. The decrease is primarily attributable to an increase in nonperforming loans and leases at December 31, 2002. Nonperforming loans and leases increased due to the UCB acquisition and the addition of approximately $40 million of performing syndicated national credits in First Hawaiian Bank that were placed on nonaccrual status as a result of a shared national credit review.

      In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at December 31, 2003. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

Deposits

      Deposits are the largest component of our total liabilities and account for the greatest portion of total interest expense. At December 31, 2003, total deposits were $26.4 billion, an increase of 7.5% over December 31, 2002. The increase was primarily due to the growth in our customer deposit base, primarily in Bank of the West, as well as various deposit product programs that we initiated. The decrease in all of the rates paid on deposits reflects the lower interest rate environment, caused primarily by rate decreases by the Federal Reserve’s Open Market Committee. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).

Capital

      BancWest uses capital to fund organic growth and acquire banks and other financial services companies. In 2003, no dividends were paid.

Income Taxes

      The provision for income taxes as shown in the Consolidated Statements of Income represents 38.3%, 39.3%, and 40.2% of pre-tax income for 2003, 2002 and 2001, respectively. Additional information on our consolidated income taxes is provided in Note 20 to the Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

Commitments and Guarantees

      In the normal course of business, we are a party to various off-balance-sheet commitments entered into to meet the financing needs of our customers. These financial instruments include commitments to extend credit; standby and commercial letters of credit; and commitments to purchase or sell foreign currencies. These commitments involve, to varying degrees, elements of credit, interest rate and foreign exchange rate risks. We also enter into commitments which provide funding for our balance sheet and operations. These commitments include time deposits, short-term and long-term borrowings, leases and other financial obligations.

      The Company issues standby letters of credit, which include performance and financial guarantees, on behalf of customers in connection with contracts between the customers and third parties whereby the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. Standby letters of credit totaled $667.7 million at December 31, 2003, including financial guarantees of $543.3 million that the Company had issued or in which it purchased participations. A major portion of all fees received from the issuance of standby letters of credit are deferred and, at December 31, 2003, were immaterial to the Company’s financial statements. If the counterparty to a commitment to extend credit or to a standby or commercial letter of credit fails to perform, our exposure to loan and lease losses would be the contractual notional amount. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flows. For more information on our credit extension commitments please refer to the Company’s 2003 Annual Report, Notes to Consolidated Financial Statements Note 7, Loans and Leases.

      The Company enters into indemnification agreements in the ordinary course of business under which the Company agrees to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to the Company’s securities, securities lending, acquisition agreements, and various other business transactions or arrangements. Because the extent of the Company’s obligations under these indemnification agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable.

Retained or Contingent Interests

      BancWest has provided liquidity facilities for our SBA loans. We retained a portion of the interest in the loans providing a cushion to the senior interests in the event that a portion of the receivables becomes uncollectible. Total outstanding risk is $5.0 million and has been recorded on the bank’s Condensed Consolidated Financial Statements.

      While not a major liquidity source, the Company sells residential mortgages and other loans and has in prior years sold securitized mortgage loans. Retained interests in securitized assets including debt securities, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests in I/O strips are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including loan and lease losses, loan repayment speeds and discount rates commensurate with risks involved. Gains and losses on sales are recorded in noninterest income.

      While the Company services residential mortgage loans, mortgage loan servicing rights are immaterial.

      Off-balance-sheet agreements are subject to the same credit and market risk limitations as those recorded on the balance sheet. Our testing to measure and monitor this risk, using net interest income simulations and market value of equity analysis, is usually conducted quarterly.

Contractual Obligations

      The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2003:

	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total

	(In millions)
Credit Extension Commitments:
Commitments to fund loans	$3,775	$3,531	$320	$76	$7,702
Commitments under letters of credit	568	84	74	26	752

Total	$4,343	$3,615	$394	$102	$8,454

Other Commitments:
Time deposit maturities	5,875	1,055	137	7	7,074
Borrowings	3,479	402	—	2,711	6,592
Capital lease obligations	—	—	1	1	2
Operating lease obligations	71	86	52	102	311
Purchase obligations	72	51	9	9	141
Other liabilities	17	32	29	287	365

Total	$9,514	$1,626	$228	$3,117	$14,485

      We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. These obligations are categorized by their contractual due dates. Many of the commitments related to letters of credit or commitments to fund loans are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings prior to their maturity date.

      The most significant of our vendor contracts include communication services, marketing and software contracts. Other liabilities include our obligations related to funded pension plans. Obligations to these plans are based on the current and projected obligations of the plans and performance of the plans’ assets. The “Other” category also includes a commitment to pay Trinity two payments of $1.5 million each in finalizing the purchase agreement, one payment in 2004 and the second payment in 2006.

Liquidity Management

      Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities. Further, while liquidity positions are managed separately by the Company and its two subsidiary Banks, both short-term and long-term activities are usually coordinated between the two subsidiary Banks.

      We obtain short-term, asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, Federal funds sold, trading assets, securities purchased under agreements to resell, available-for-sale investment securities and loans held for sale. Such assets represented 21.3% of total assets at the end of 2003 compared to 18.0% at the end of 2002

      Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Bank such as consumer and mortgage loans.

      We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for 2003 increased 11.7% to $24.9 billion, primarily due to continued expansion of our customer base in the Western United States. Average total deposits funded 69% of average total assets for 2003 and 71% in 2002.

      We also obtain short-term and long-term liquidity from ready access to regional and national wholesale funding sources, including purchasing Federal funds, selling securities under agreements to repurchase, lines of credit from other banks and credit facilities from the Federal Home Loan Banks. The following table reflects immediately available borrowing capacity at the Federal Reserve Discount Window and the Federal Home Loan Banks and securities available for selling under repurchase agreements:

	December 31,

	2003	2002

	(In millions)
Federal Reserve Discount Window	$574	$688
Federal Home Loan Banks	1,679	953
Securities Available for Repurchase Agreements	2,987	1,914

Total	$5,240	$3,555

      Additional information on short-term borrowings is provided in Note 12 to the Consolidated Financial Statements. Offshore deposits in the international market provide another available source of funds.

      Funds taken in the intermediate- and longer-term markets are structured to avoid concentration of maturities and to reduce refinancing risk. We also attempt to diversify the types of instruments issued to avoid undue reliance on any one market or funding source.

      Liquidity for the parent company is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets or from transactions with our parent company, BNP Paribas.

      Our ability to pay dividends depends primarily upon dividends and other payments from our subsidiaries, which are subject to certain limitations as described in Note 16 to the Consolidated Financial Statements.

      Our borrowing costs and ability to raise funds are a function of our credit ratings and any change in those ratings. The following table reflects the ratings of Bank of the West and First Hawaiian Bank:

Bank of the West/First Hawaiian Bank

	Short-Term Deposit	Long-Term Deposit

Moody’s	P-1	Aa3
S & P	A-1	A+
Fitch, Inc.	F1+	AA-

Cash Flows

      The following is a summary of our cash flows for 2003, 2002 and 2001. (There is more detail in the Consolidated Statements of Cash Flows.)

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net cash and cash equivalents provided by operating and financing activities	$3,704,741	$3,876,824	$814,381
Net cash and cash equivalents used in investing activities	$3,726,365	$2,763,606	$920,855

      The decrease in cash and cash equivalents during 2003 was primarily due to increased loan volume, through direct origination and loan purchases, as well as the purchase of investment securities. The increases in these portfolios were primarily funded by an increase in customer deposits of $1.8 billion, through internal growth and additional borrowings. The increase during 2002 was primarily due to the proceeds of $1.6 billion from the issuance of common stock and $800 million in proceeds from the repurchase agreement.

      For the year ended December 31, 2001, due primarily to increased loan volume and purchases of investment securities, net cash and cash equivalents decreased by $106.5 million compared to the year ended 2000. The net cash provided by operating and financing activities in 2001 was used principally to fund earning asset growth.

Credit Management

      Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where “1” is “no risk” and “10” is “loss”. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as real estate construction, Hawaii commercial real estate, health care, hotel and agricultural loans.

•	Participation in Syndicated National Credits. In addition to providing back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market. At December 31, 2003, there were no shared national credits which were nonperform-

ing. We are in the process of decreasing our participation in syndicated national credits as part of a planned reduction.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 51.6% of our lease financing portfolio and 12.8% of our combined lease financing and consumer loans at December 31, 2003), we obtain third-party insurance for the estimated residual value of the leased vehicle. To the extent that these policies include deductible values, we set aside reserves to cover the uninsured portion.

Recent Accounting Standards

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

      In December 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 (revised 2003)), an amendment of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement amends APB Opinion No. 28, Interim Financial Reporting, to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. This Statement is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans and estimated future benefit payments required by SFAS 132 (revised 2003) shall be effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132 (revised 2003) required enhanced disclosure and did not impact our consolidated financial position, results of operations or cash flows. Please refer to Note 17 for details on our pension plans and other postretirement benefit plans.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. Statement 150 affects the issuer’s accounting for certain types of freestanding financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. FIN 46 establishes new guidance on the accounting and reporting for the consolidation of variable interest entities. The principal objective of FIN 46 is to require the primary beneficiary of a variable interest entity to consolidate the variable interest entity’s assets, liabilities and results of operations in the entity’s own financial statements. The Company adopted the consolidation provisions of FIN 46 on July 1, 2003 consolidating one variable interest entity formed prior to February 1, 2003. However in December 2003, our relationship with this variable interest entity changed and it is no longer being consolidated. In the fourth quarter of 2003, BancWest also ceased consolidating two trusts, which were included in the consolidated financial statements presented prior to October 1, 2003. In December 2003, the FASB issued Financial Interpretation No. (FIN) 46 (Revised December 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46R). The application of FIN 46R replaces FIN 46 and applies to companies who have not adopted FIN 46 with variable interest entities for financial statements periods ending after December 15, 2003. The Company has reviewed the provisions of FIN 46R and does not anticipate any material impact on our consolidated financial position, results of operations or cash flows. Please refer to Note 5, Financial Interpretation No. 46: Consolidation of Variable Interest Entities for details.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 requires that a guarantor disclose the nature of the guarantee, the maximum potential amount of future payments under guarantee, the carrying amount of the liability, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS 147 requires that entities account for the acquisition of all or part of a financial institution that meets the definition of a business combination in accordance with SFAS 141, Business Combinations. As a result, these acquisitions are removed from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FIN 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS 147 also amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope certain customer-relationship intangible assets of financial institutions. SFAS 147’s provisions relating to the method of accounting to be used for acquisitions of financial institutions are effective for acquisitions for which the date of the acquisition is on or after October 1, 2002. SFAS 147’s provisions relating to the impairment or disposal of long-term customer relationship intangible assets of financial institutions was effective on October 1, 2002. The adoption of SFAS 147 did not have a material effect on the Company’s Consolidated Financial Statements.

      In September 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Measurement and Management

      Interest rate risk, one of the leading risks in terms of potential earnings impact, is an inescapable part of being a financial intermediary. The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment. Short and long-term market rates may change independent of each other resulting in changes to the slope and absolute level of the yield curve.

      The Asset/ Liability Committees of the Company and our major subsidiaries are responsible for managing interest rate risk. The Asset/ Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies.

      Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/ or liability mix — including increasing or decreasing the amount of fixed and/ or variable instruments held by the Corporation — to adjust sensitivity to interest rate changes) and/ or utilizing instruments such as interest rate swaps, caps, floors, options or forwards.

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

      The Company and its subsidiaries use computer simulation models to evaluate net interest income in order to quantify exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up in 100-basis-point increments and down in a 50 basis-point increment. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.

      The projected impact of incremental increases and a 50 basis-point decrease in interest rates on the Company’s consolidated net interest income over the 12 months beginning January 1, 2004 is shown below.

	+3%	+2%	+1%	Flat	-0.5%

	(Dollars in millions)
Net interest income	1,306.0	1,313.9	1,321.7	1,333.5	1,329.3
Difference from flat	(27.5)	(19.6)	(11.8)	—	(4.2)
% variance	(2.1)%	(1.5)%	(0.9)%	(0.0)%	(0.3)%

      Because of the absolute low level of interest rates in 2003, modeling a 200 and 100-basis-point decrease was deemed impractical. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

Significant Assumptions Utilized and Inherent Limitations

      The significant net interest income changes for each interest rate scenario presented above include assumptions based on accelerating or decelerating mortgage and non-mortgage consumer loan prepayments in declining or rising scenarios, respectively, and adjusting deposit levels and mix in the different interest rate scenarios. The magnitude of changes to both areas in turn are based upon analyses of customers’ behavior in differing rate environments. However, these analyses may differ from actual future customer behavior. For example, actual prepayments may differ from current assumptions as prepayments are affected by many variables which cannot be predicted with certainty (e.g., prepayments of mortgages may differ on fixed and adjustable loans depending upon current interest rates, expectations of future interest rates, availability of refinancing, economic benefit to borrower, financial viability of borrower, etc.).

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

      The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

December 31, 2003

Maturity Range

		Gross
	Net Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2004	2005	2006	2007	2008	2008

	(Dollars in millions)
Pay-Fixed Swaps:
Contractual Maturities	(11,444)	4,645	731,437	115,683	93,667	28,161	41,839	98,163	353,924
Weighted Avg. Pay Rates			3.94	2.84	2.87	5.06	5.27	4.57	4.38
Weighted Avg. Receive Rates			2.00	1.12	1.32	2.02	2.68	3.94	1.91
Receive-Fixed Swaps:
Contractual Maturities	16,491	17,234	624,388	114,783	91,632	19,740	26,080	98,163	273,990
Weighted Avg. Pay Rates			1.52	1.12	1.14	1.05	1.10	3.94	1.10
Weighted Avg. Receive Rates			4.01	2.92	3.01	5.40	5.63	4.79	4.55
Pay & Receive Variable Swaps:
Contractual Maturities	177	234	19,193	—	—	5,193	—	—	14,000
Weighted Avg. Pay Rates			1.89	—	—	1.68	—	—	1.97
Weighted Avg. Receive Rates			1.75	—	—	0.49	—	—	2.30
Caps/ Collars
Contractual Maturities	—	187	65,664	39,550	26,114	—	—	—	—
Weighted Avg. Strike Rates			5.64	5.47	5.89	—	—	—	—
Weighted Floor Rates			3.38	3.38	3.38	—	—	—	—

Total interest rate swaps held for trading purposes	$5,224	$22,300	$1,440,682

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholder

BancWest Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the consolidated financial position of BancWest Corporation and its subsidiaries (a wholly-owned subsidiary of BNP Paribas) at December 31, 2003, and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, and for the period from December 20, 2001, to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, on November 1, 1998, BNP Paribas acquired approximately 45% of the Company’s outstanding common stock. On December 20, 2001, BNP Paribas acquired the remaining shares of the Company’s outstanding common stock that it did not already own. The consolidated financial statements for the periods subsequent to December 19, 2001, have been prepared on the basis of accounting arising from these acquisitions. The consolidated financial statements for the period from January 1, 2001, to December 19, 2001 are presented on the Company’s previous basis of accounting.

San Francisco, California

March 1, 2004, except for Note 26, as to
which the date is March 16, 2004

To the Stockholders

BancWest Corporation

      In our opinion, the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the consolidated results of operations and cash flows of BancWest Corporation and its subsidiaries for the period from January 1, 2001, to December 19, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, on November 1, 1998, BNP Paribas acquired approximately 45% of the Company’s outstanding common stock. On December 20, 2001, BNP Paribas acquired the remaining shares of the Company’s outstanding common stock that it did not already own. The consolidated financial statements for the periods subsequent to December 19, 2001, have been prepared on the basis of accounting arising from these acquisitions. The consolidated financial statements for the period from January 1, 2001 to December 19, 2001, are presented on the Company’s previous basis of accounting.

Honolulu, Hawaii

January 16, 2002

BANCWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Company			Predecessor

	Year Ended	Year Ended	December 20, 2001	January 1, 2001
	December 31,	December 31,	Through	Through
	2003	2002	December 31, 2001	December 19, 2001

	(In thousands)
Interest income
Loans	$1,363,001	$1,350,910	$31,385	$989,200
Lease financing	134,098	145,020	4,875	142,990
Investment securities:
Taxable	179,810	154,385	4,390	131,795
Exempt from Federal income taxes	645	502	7	445
Other	6,091	8,905	221	18,341

Total interest income	1,683,645	1,659,722	40,878	1,282,771

Interest expense
Deposits	180,232	281,466	8,466	384,797
Short-term borrowings	21,424	34,152	1,160	33,796
Long-term debt	183,551	149,712	5,341	73,575

Total interest expense	385,207	465,330	14,967	492,168

Net interest income	1,298,438	1,194,392	25,911	790,603
Provision for loan and lease losses	81,295	95,356	2,419	100,631

Net interest income after provision for loan and lease losses	1,217,143	1,099,036	23,492	689,972

Noninterest income
Service charges on deposit accounts	155,243	139,030	2,912	86,263
Trust and investment services income	38,045	37,198	830	31,500
Other service charges and fees	137,175	123,760	2,248	76,539
Securities gains (losses), net	4,289	1,953	(31)	71,828
Other	52,572	30,423	878	35,431

Total noninterest income	387,324	332,364	6,837	301,561

Noninterest expense
Salaries and wages	342,985	327,648	6,991	200,063
Employee benefits	139,198	111,810	2,199	70,243
Occupancy	87,514	85,821	1,652	64,581
Outside services	72,116	66,418	1,523	46,135
Intangible amortization	23,054	20,047	458	43,160
Equipment	47,197	48,259	887	29,777
Restructuring and integration costs	—	17,595	—	3,935
Other	180,771	158,476	3,610	120,532

Total noninterest expense	892,835	836,074	17,320	578,426

Income before income taxes and cumulative effect of accounting change	711,632	595,326	13,009	413,107
Provision for income taxes	272,698	233,994	4,707	166,605

Income before cumulative effect of accounting change	438,934	361,332	8,302	246,502

Cumulative effect of accounting change, net of tax	2,370	—	—	—

Net income	$436,564	$361,332	$8,302	$246,502

The accompanying notes are an integral part of these consolidated financial statements.

BANCWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Cash and due from banks	$1,538,004	$1,761,261
Interest-bearing deposits in other banks	189,687	2,098
Federal funds sold and securities purchased under agreements to resell	444,100	430,056
Trading assets	19,109	43,430
Investment securities available-for-sale	5,927,762	3,940,769
Loans held for sale	51,007	85,274
Loans and leases:
Loans and leases	25,722,079	24,146,087
Less allowance for loan and lease losses	391,699	384,081

Net loans and leases	25,330,380	23,762,006

Premises and equipment, net	530,153	380,272
Customers’ acceptance liability	30,078	25,945
Core deposit intangible (net of accumulated amortization of $43,181 in 2003 and $20,127 in 2002)	187,357	210,411
Goodwill	3,226,871	3,229,200
Other real estate owned and repossessed personal property	17,387	19,613
Other assets	860,320	858,932

Total assets	$38,352,215	$34,749,267

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits:
Domestic:
Interest-bearing	$17,738,246	$16,720,767
Noninterest-bearing	7,910,845	7,144,929
Foreign	754,026	691,783

Total deposits	26,403,117	24,557,479

Federal funds purchased and securities sold under agreements to repurchase	1,174,877	791,476
Short-term borrowings	1,197,809	733,274
Acceptances outstanding	30,078	25,945
Long-term debt	4,221,025	3,376,947
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	—	259,191
Other liabilities	1,062,437	1,137,473

Total liabilities	34,089,343	30,881,785

Commitments and contingent liabilities (Note 23)
Stockholder’s equity:
Class A common stock, par value $.01 per share at December 31, 2003 and 2002
Authorized — 150,000,000 shares at December 31, 2003 and 2002
Issued — 85,759,123 shares at December 31, 2003 and December 31, 2002	858	858
Surplus	3,419,927	3,419,927
Retained earnings	806,198	369,634
Accumulated other comprehensive income, net	35,889	77,063

Total stockholder’s equity	4,262,872	3,867,482

Total liabilities and stockholder’s equity	$38,352,215	$34,749,267

The accompanying notes are an integral part of these consolidated financial statements.

BANCWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

	Class A
	Common Stock		Common Stock				Accumulated Other
						Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income, Net	Stock	Total

	(In thousands, except number of shares and per share data)
Balance, December 31, 2000	56,074,874	$56,075	71,041,450	71,041	1,125,652	770,350	7,601	(41,226)	1,989,493

Comprehensive income:
Net income	—	—	—	—	—	246,502	—	—	246,502
Unrealized net gains on securities available-for-sale arising during the period	—	—	—	—	—	—	18,236	—	18,236
Reclassification of net realized gain on investment securities available-for-sale included in net income	—	—	—	—	—	—	(23,365)	—	(23,365)

Comprehensive income	—	—	—	—	—	246,502	(5,129)	—	241,373

Issuance of common stock	—	—	63,952	64	(95)	—	—	—	(31)
Issuance of treasury stock, net	—	—	—	—	(141)	—	—	3,531	3,390
Income tax benefit from stock-based compensation	—	—	—	—	2,435	—	—	—	2,435
Cash dividends ($.80 per share)	—	—	—	—	—	(99,772)	—	—	(99,772)

Balance, December 19, 2001	56,074,874	$56,075	71,105,402	$71,105	$1,127,851	$917,080	$2,472	$(37,695)	$2,136,888

Company:
Balance, December 20, 2001	56,074,874	$561	—	$—	$1,985,275	$—	$—	$—	$1,985,836

Comprehensive income:
Net income	—	—	—	—	—	8,302	—	—	8,302
Unrealized net gains on securities available-for-sale arising during the period	—	—	—	—	—	—	7,801	—	7,801
Reclassification of net realized gain on investment securities available-for-sale included in net income	—	—	—	—	—	—	(19)	—	(19)

Comprehensive income	—	—	—	—	—	8,302	7,782	—	16,084

Balance, December 31, 2001	56,074,874	$561	—	—	1,985,275	8,302	7,782	—	2,001,920

Comprehensive income:
Net income	—	—	—	—	—	361,332	—	—	361,332
Unrealized net gains on securities available-for-sale arising during the period	—	—	—	—	—	—	41,723	—	41,723
Reclassification of net realized gain on investment securities available-for-sale included in net income	—	—	—	—	—	—	(1,166)	—	(1,166)
Unrealized net gains on cash flow derivative hedges arising during the year	—	—	—	—	—	—	40,230	—	40,230
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	—	—	(11,506)	—	(11,506)

Comprehensive income	—	—	—	—	—	361,332	69,281	—	430,613

Issuance of Class A common stock	29,684,249	297	—	—	1,599,703	—	—	—	1,600,000
Adjustment to pushdown of parent company’s basis	—	—	—	—	(167,476)	—	—	—	(167,476)
Discounted share purchase plan	—	—	—	—	2,425	—	—	—	2,425

Balance, December 31, 2002	85,759,123	$858	—	$—	$3,419,927	$369,634	$77,063	$—	$3,867,482

Comprehensive income:
Net income	—	—	—	—	—	436,564	—	—	436,564
Unrealized net losses on securities available-for-sale arising during the period	—	—	—	—	—	—	(37,854)	—	(37,854)
Reclassification of net realized gains on securities available-for-sale included in net income	—	—	—	—	—	—	(2,552)	—	(2,552)
Unrealized net gains on cash flow derivative hedges arising during the year	—	—	—	—	—	—	12,777	—	12,777
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	—	—	(13,545)	—	(13,545)

Comprehensive income	—	—	—	—	—	436,564	(41,174)	—	395,390

Balance, December 31, 2003	85,759,123	$858	$—	$—	$3,419,927	$806,198	$35,889	$—	$4,262,872

The accompanying notes are an integral part of these consolidated financial statements.

BANCWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Company			Predecessor

	Year Ended	Year Ended	December 20, 2001	January 1, 2001
	December 31,	December 31,	through	through
	2003	2002	December 31, 2001	December 19, 2001

	(In thousands)
Cash flows from operating activities:
Net income	$436,564	$361,332	$8,302	$246,502
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2,370	—	—	—
Depreciation and amortization	64,381	67,987	1,016	75,339
Deferred income taxes	5,873	138,003	1,971	69,762
Provision for loan and lease losses	81,295	95,356	2,419	100,631
Decrease (increase) in trading assets	24,321	(43,430)	—	—
Decrease (increase) in loans held for sale	34,267	(39,215)	—	(38,742)
Losses (gains) realized on the sale of investment securities	(4,289)	(1,953)	31	(30,449)
Recordation of Concord stock as available for sale	—	—	—	41,379
Increase in accrued income taxes payable	37,140	12,840	2,736	18,178
Decrease (increase) in interest receivable	8,298	(58,027)	(4,688)	16,457
Increase (decrease) in interest payable	13,621	14,291	(9,893)	(39,371)
Decrease (increase) in prepaid expense	(2,484)	(32,582)	24,127	(7,044)
Restructuring, integration and other nonrecurring costs	—	17,595	—	3,935
Cash paid for BNP Paribas cancellation of stock options	—	(83,347)	—	—
Other	(84,845)	(216,460)	1,187	63,877

Net cash provided by operating activities	616,512	232,390	27,208	520,454

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity investment securities	—	—	—	35,066
Purchase of held-to-maturity investment securities	—	—	—	(33,079)
Proceeds from maturity of available-for-sale investment securities	2,303,050	911,748	27,354	1,121,802
Proceeds from sale of available-for-sale investment securities	446,515	323,321	1,284	588,354
Purchase of available-for-sale investment securities	(4,800,194)	(2,044,022)	(24,795)	(2,312,508)
Proceeds from sale of loans	826,776	581,176	—	574,275
Purchase of loans	(1,212,644)	(60,745)	(64,512)	(84,133)
Net decrease (increase) in loans resulting from originations and collections	(1,263,569)	(734,517)	22,131	(1,496,327)
Purchase of bank-owned life insurance	—	—	—	(109,360)
Net cash (paid for) provided by acquisitions	—	(1,724,563)	—	857,965
Purchase of premises and equipment	(42,795)	(15,466)	(1,012)	(20,369)
Other	16,496	(538)	(37)	(2,954)

Net cash used in investing activities	(3,726,365)	(2,763,606)	(39,587)	(881,268)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,845,638	1,016,493	356,822	(406,479)
Net increase (decrease) in short-term borrowings	847,936	(5,391)	114,575	170,677
Proceeds from long-term debt and capital securities	765,310	1,503,718	—	289,704
Repayments on long-term debt and capital securities	(370,655)	(472,811)	(245,684)	(2,265)
Cash dividends paid	—	—	—	(99,772)
Cash received from BNP Paribas for cancellation of stock options	—	—	83,347	—
Proceeds from issuance (payments on exercise) of common stock	—	1,600,000	—	(31)
Issuance (purchase) of treasury stock, net	—	—	—	5,825
Discounted share purchase plan	—	2,425	—	—

Net cash provided by (used in) financing activities	3,088,229	3,644,434	309,060	(42,341)

Net increase (decrease) in cash and cash equivalents	(21,624)	1,113,218	296,681	(403,155)
Cash and cash equivalents at beginning of period	2,193,415	1,080,197	783,516	1,186,671

Cash and cash equivalents at end of period	$2,171,791	$2,193,415	$1,080,197	$783,516

Supplemental disclosures:
Interest paid	$371,586	$451,039	$24,860	$525,003
Income taxes paid	$217,463	$84,730	$—	$78,665
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to foreclosed properties	$9,154	$16,815	$298	$13,152
Financed acquisition of building:
Fixed asset acquired	$159,910	$—	$—	$—
Debt assumed	$193,900	$—	$—	$—
In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	$—	$11,719,382	$—	$14,682
Cash (paid) received	—	(2,418,208)	—	632,965

Liabilities assumed	$—	$9,301,174	$—	$647,647

The accompanying notes are an integral part of these consolidated financial statements.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Operations

      BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust and insurance products. BancWest Corporation’s subsidiaries operate 356 branches in the states of California, Hawaii, Oregon, Washington, Idaho, New Mexico and Nevada and in Guam and Saipan.

      The accounting and reporting policies of BancWest Corporation and Subsidiaries (the “Company” or “we/our”) conform with generally accepted accounting principles (GAAP) and practices within the banking industry. The following is a summary of the significant accounting policies:

Consolidation

      The Consolidated Financial Statements of the Company include the accounts of BancWest Corporation (the “Parent”) and its wholly-owned subsidiary companies:

•	Bank of the West and its wholly-owned subsidiaries (“Bank of the West”);

•	First Hawaiian Bank and its wholly-owned subsidiaries (“First Hawaiian”);

•	FHL Lease Holding Company, Inc. and its wholly-owned subsidiary (“Leasing”);

•	FHI International, Inc.; and

•	BancWest Investment Services (“BWIS”)

      All significant intercompany balances and transactions have been eliminated in consolidation. In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN No. 46 established new guidance on the accounting and reporting for the consolidation of variable interest entities. The principal objective of FIN No. 46 was to require the primary beneficiary of a variable interest entity to consolidate the variable interest entity’s assets, liabilities and results of operations in the primary beneficiary’s own financial statements. The adoption of the provisions of FIN No. 46 resulted in the deconsolidation of BancWest Capital I and First Hawaiian Capital I. Both of these entities were consolidated in our results of operations for periods prior to October 1, 2003. For more information on the adoption of FIN No. 46 please see Note 5 “FIN No. 46 Variable Interest Entities”.

Basis of Presentation

      On December 20, 2001, BNP Paribas, a société anonyme or limited liability banking corporation organized under the laws of the Republic of France, acquired all of the outstanding common stock of the Parent held by others. As a result of the transaction, the Parent became a wholly-owned subsidiary of BNP Paribas. The business combination was accounted for using the purchase method of accounting, with BNP Paribas’ accounting basis being “pushed down” to the Parent. Prior to the close of business on December 19, 2001, the Parent was 55% publicly owned and 45% owned by BNP Paribas. Starting on December 20, 2001, the Company’s financial statements reflected BNP Paribas’ “pushed-down basis.” See Note 2 to the Consolidated Financial Statements for additional information regarding this business combination.

      It is generally not appropriate to combine pre- and post- “push-down” periods. However, financial information for the period from December 20, 2001 through December 31, 2001 was not material and certain information presented in this section combines the Company’s consolidated results of operations from December 20, 2001 to December 31, 2001 with those for the period from January 1, 2001 to December 19, 2001.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain amounts in the financial statements for prior years have been reclassified to conform with the current financial statement presentation.

Business Combinations

      Business combinations are accounted for using the purchase method of accounting and the net assets of the companies acquired are recorded at their fair values at the date of acquisition. The purchase accounting method used is set forth by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS No.141 addresses financial accounting and reporting for all business combinations initiated after June 30, 2001 and also business combinations that are accounted for under the purchase method of accounting after July 1, 2001. A principal feature of SFAS No. 141 was cessation of the pooling-of-interest method of accounting.

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

Cash and Due from Banks

      Cash and due from banks includes amounts from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. The average amount of these reserve balances including coin and currency was $528.0 million for 2003, $307.9 million for 2002, and $226.8 million for 2001.

      For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, interest-bearing deposits in other banks and Federal funds sold and securities purchased under agreements to resell (with original maturities of less than three months) to be cash equivalents.

Investment Securities

      Investment securities consist principally of debt and asset-backed securities issued by the U.S. Treasury, other U.S. Government agencies and corporations, and state and local government units. These securities have been adjusted for amortization of premiums or accretion of discounts using the interest method. All securities are recorded on the trade date basis. Investment securities are classified into three categories and accounted for in accordance to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These categories are as follows:

(1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost.

(2) Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings.

(3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are reported at fair value, with unrealized

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains and losses excluded from current earnings. The unrealized gains and losses are reported in other comprehensive income, a separate component of stockholder’s equity.

      Gains and losses, if any, realized on the sales of investment securities are determined using the specific identification method.

Loans Held for Sale

      Loans held for sale without designated fair value hedges are recorded at the lower of aggregate cost or fair value.

Loans and Leases

      Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts or premiums on purchased loans. Deferred costs or fees, discounts and premiums are amortized using the interest method over the contractual term of the loan adjusted for actual prepayments.

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

      We provide lease financing under a variety of arrangements, primarily consumer automobile leases, commercial equipment leases and leveraged leases.

•	Leases for consumer automobiles and commercial equipment are classified as financing leases. Unearned income on financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease.

•	Leveraged lease transactions are subject to outside financing through one or more participants, without recourse to the Company. These transactions are accounted for by recording as the net investment in each lease the aggregate of rentals receivable (net of principal and interest on the related nonrecourse debt) and the estimated residual value of the equipment less the unearned income. Income from these lease transactions is recognized during the periods in which the net investment is positive.

Impaired and Nonaccrual Loans and Leases

      We evaluate certain loans and leases for impairment on a case-by-case basis. Examples of such loans and leases include commercial loans, commercial real estate loans and construction loans. We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We measure impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except for collateral-dependent loans.

      For collateral-dependent loans, we measure impairment based on the fair value of the collateral. On a case-by-case basis, we may measure impairment based upon a loan’s observable market price.

      We collectively evaluate for impairment large groups or pools of homogeneous loans with smaller balances that are not evaluated on a case-by-case basis. Examples of such small balance portfolios are consumer loans, residential mortgage loans and small business loans. The risk assessment process includes the use of estimates to determine the inherent loss in these portfolios. Loss forecast estimates are utilized for consumer products which consider a variety of factors including, but not limited to, historical loss experience,

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated defaults or foreclosures based on portfolio trends and delinquencies. These factors are updated frequently to capture changes in the characteristics of subject portfolios and changes in the Company’s business strategies.

      We generally place a loan on nonaccrual status:

•	When management believes that collection of principal or income has become doubtful; or

•	When loans or leases are 90 days past due as to principal or interest, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan or lease or when other factors indicate that the borrower will shortly bring the loan or lease current.

      Not all impaired loans are necessarily placed on nonaccrual status; for example, restructured loans performing under restructured terms beyond a specific period may be classified as accruing, but may still be deemed impaired. Impaired loans without a related allowance for loan and lease losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. We generally apply interest payments on impaired loans to reduce the outstanding principal amount of such loans.

      When we place a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. When we receive a cash interest payment on a nonaccrual loan or lease, we apply it as a reduction of the principal balance when we have doubts about the ultimate collection of the principal. Otherwise, we record such payments as income.

      Nonaccrual loans and leases are generally returned to accrual status when they: (1) become current as to principal and interest and have demonstrated a sustained period of payment performance; or (2) become both well secured and in the process of collection.

Allowance for Loan and Lease Losses

      We maintain the allowance for loan and lease losses (the “Allowance”) at a level which, in management’s judgment, is adequate to absorb probable losses in the Company’s loan and lease portfolio. While the Company has a formalized methodology for determining an adequate and appropriate level of the Allowance, estimates of inherent loan and lease losses involve judgment and assumptions as to various factors which deserve current recognition in the Allowance. Principal factors considered by management in determining the Allowance include historical loss experience, the value and adequacy of collateral, the level of nonperforming loans and leases, the growth and composition of the portfolio, periodic review of loan and lease delinquencies, results of examinations of individual loans and leases and/or evaluation of the overall portfolio by senior credit personnel, internal auditors and regulators, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay and general economic conditions.

      The Allowance consists of two components, allocated and unallocated. The allocated portion of the allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans as described under “Impaired and Nonaccrual Loans and Leases” above. The unallocated portion of the allowance for loan and lease losses is maintained to cover uncertainties in the range of probable outcomes inherent in the estimate of inherent losses. These uncertainties include the imprecision inherent in the forecasting methodologies and certain industry and geographic concentrations (including global economic uncertainty). Management assesses each of these components to determine the overall level of the unallocated portion. The relationship of the unallocated component to the total allowance for loan and lease losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of allocated and unallocated components.

      The Allowance is increased by provisions for loan and lease losses and reduced by charge-offs, net of recoveries. Charge-offs for loans and leases that are evaluated for impairment are made based on impairment

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluations as described above. Consumer loans and leases are generally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type. Other loans and leases may be charged off to the extent they are classified as loss, either internally or by the Company’s regulators. Recoveries of amounts that have previously been charged off are credited to the Allowance and are generally recorded only to the extent that cash is received.

      The provision for loan and lease losses reflects management’s judgment of the current period cost of credit risk inherent in the Company’s loan and lease portfolio. Specifically, the provision for loan and lease losses represents the amount charged against current period earnings to achieve an allowance for loan and lease losses that in management’s judgment is adequate to absorb probable losses inherent in the Company’s loan and lease portfolio. Accordingly, the provision for loan and lease losses will vary from period to period based on management’s ongoing assessment of the adequacy of the Allowance.

Premises and Equipment

      Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of 10-50 years for premises, 3-25 years for equipment and the lower of the lease term or remaining life for leasehold improvements.

Core Deposit and Other Identifiable Intangible Assets

      Core deposit and other identifiable intangible assets are amortized on the straight-line method over the period of benefit, generally 10 years. In September 2001, the FASB issued SFAS No. 141, “Business Combinations” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. We follow the guidance set forth in SFAS No. 141 for initial recognition of goodwill and intangible assets acquired in a business combination. Included in the provisions of SFAS No. 141 are criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed. After initial recognition, intangible assets are accounted for under the provisions of SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” and addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets, which do not possess finite lives, are no longer amortized into net income over an estimated life but rather will be tested at least annually for impairment. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. The Company’s financial statements for the years ended December 31, 2003 and December 31, 2002 included amortization expense of approximately $23.1 million and $20.0 million, respectively, for finite life intangible assets, primarily core deposit intangibles (“CDI”). The estimated annual CDI amortization expense is approximately $23.0 million (pre-tax) for each of the years from 2004 to 2008. We review core deposit and other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to such core deposit and other identifiable intangible assets.

Goodwill

      Goodwill represents the cost of acquired companies in excess of the fair value of net assets of those acquired companies. Goodwill recognized prior to June 30, 2001 was amortized on a straight-line method over 25 years. Goodwill recognized subsequent to June 30, 2001 is not amortized, but is subject to a two-step

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The first step of the impairment testing compares the fair value of the reporting unit, which is an individual business segment of the Company (refer to Note 21), to the carrying amount. If the carrying amount exceeds the fair value, then a second step is conducted whereby we assign fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. The implied fair value is compared with the carrying amount of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss is recognized. Goodwill is tested for impairment on an annual basis and in between annual tests if circumstances change that would reduce the fair value of goodwill below its carrying value. Goodwill was subjected to a transitional impairment test during the quarter ended March 31, 2002 and none was identified. The Company’s goodwill was tested for impairment as of October 31, 2003 and 2002 and none was identified.

Other Real Estate Owned and Repossessed Personal Property

      Other real estate owned (“OREO”) and repossessed personal property is primarily comprised of properties that we acquired through foreclosure proceedings. We value these properties at the lower of cost or fair value at the time we acquire them, which establishes their new cost basis. We charge against the Allowance any losses arising at the time of acquisition of such properties. After we acquire them, we carry such properties at the lower of cost or fair value less estimated selling costs. If we record any write-downs or losses from the disposition of such properties after acquiring them, we include this amount in other noninterest expense.

Transfers and Servicing of Financial Assets

      A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred. Servicing rights and other retained interests in the assets sold are recorded by allocating the previously recorded investment between the asset sold and the interest retained based on their relative fair values, if practicable to determine, at the date of transfer. Fair values of servicing rights and other retained interests are determined using present value of estimated future cash flows valuation techniques, incorporating assumptions that market participants would use in their estimates of values.

      The Company recognizes as assets the retained rights to service loans for others resulting from sales of loan originations. These rights are periodically assessed for impairment. Any such indicated impairment is recognized in income, during the period in which it occurs. Servicing rights are amortized over the period of estimated net servicing income. The amortization takes into account prepayment assumptions and is included in the consolidated statement of income under the caption, “other service charges and fees.” For the years presented, servicing assets and the related amortization and other retained interests were not material.

      Securities purchased under agreements to resell and securities sold under agreements to repurchase generally qualify as financing transactions under generally accepted accounting principles. We carry such securities at the amounts which they subsequently will be resold or reacquired as specified in the respective agreements, including accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We monitor the fair value of the underlying securities as compared to the related receivable, including accrued interest and as necessary we request additional collateral. Where deemed appropriate, our agreements with third parties specify our rights to request additional collateral. The Company or a custodian holds all collateral.

Trust Property

      We do not include in our Consolidated Balance Sheets trust property, other than cash deposits which we hold as fiduciaries or agents for our customers, because such items are not assets of the Company.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We file a consolidated Federal income tax return. Amounts equal to income tax benefits of those subsidiaries having taxable losses or credits are reimbursed by other subsidiaries which would have incurred current income tax liabilities. We follow a similar arrangement for state taxes where we file consolidated or combined income tax returns. Separate state tax liabilities are borne by the entities filing in those states.

Derivative Instruments and Hedging Activities

      On January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of SFAS 133. Consequently, all derivatives are recognized on the consolidated balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading, customer accommodation or not qualifying for hedge accounting (“free-standing derivative instruments”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within stockholder’s equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income in the same financial statement category as the hedged item. For freestanding derivative instruments, changes in the fair values are reported in current period income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as hedges to specific assets and liabilities on the consolidated balance sheet, an unrecognized firm commitment or a forecasted transaction. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items. Any portion of the changes in fair value of derivatives designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in 2001, 2002 or 2003.

      The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At the inception of the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualify as a derivative instrument, the embedded derivative instrument is separated from the host contract and carried at fair value with changes recorded in current period earnings.

Advertising and Promotions

      Expenditures for advertising and promotions are expensed as incurred. Such expenses are included under the caption “other noninterest expense” in the accompanying Consolidated Statements of Income.

Fair Value of Financial Instruments

      SFAS 107, Disclosures about Fair Value of Financial Instruments, requires that we disclose estimated fair values for certain financial instruments. Financial instruments include such items as loans, deposits, securities, interest rate and foreign exchange contracts, swaps and other instruments as defined by the standard.

      Disclosure of fair values is not required for certain items such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, other real estate owned, prepaid expenses, core deposit intangibles and other customer relationships, other intangible assets and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company.

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

Trading Assets: Fair values of trading assets are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Investment Securities: Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: Fair values are estimated for portfolios of performing loans with similar characteristics. We use discounted cash flow analyses, which utilize interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, to estimate the fair values of: (1) commercial and industrial loans; (2) financial institution loans; (3) agricultural loans; (4) certain mortgage loans (e.g., 1-4 family residential, commercial real estate and rental property); and (5) consumer loans. For certain loans, we may estimate fair value based upon a loan’s observable market price. The carrying amount of accrued interest approximates its fair value.

Deposits: The fair value of deposits with no maturity date (e.g., interest and noninterest-bearing checking, regular savings, and certain types of money market savings accounts) are, according to GAAP, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Borrowings: The carrying amounts of overnight Federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Long-term Debt: The fair values of our long-term debt (other than deposits) are estimated using quoted market prices or discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet and Derivative Financial Instruments: Fair values are based upon: (1) quoted market prices of comparable instruments (e.g., options on mortgage-backed securities and commitments to buy or sell foreign currencies); (2) fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (letters of credit and commitments to extend credit); or (3) pricing models based upon quoted markets, current levels of interest rates and specific cash flow schedules (e.g., interest rate swaps).

2.	Mergers and Acquisitions

United California Bank Acquisition

      On March 15, 2002, BancWest completed its acquisition of all outstanding common stock of UCB from UFJ Bank Ltd. of Japan. UCB was subsequently merged with and into Bank of the West in April 2002 and its branches were integrated into Bank of the West’s branch network system in the third quarter of 2002. On the date of acquisition by BancWest, UCB had 115 branches (located exclusively in California), total assets of $10.1 billion, net loans of $8.5 billion and total deposits of $8.2 billion. The preceding amounts do not include purchase price adjustments. UCB’s strong presence in Southern California complemented the bank’s existing network in Northern California, Nevada, New Mexico and the Pacific Northwest. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002. The purchase price of approximately $2.4 billion was paid in cash and accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital and lending it $800 million.

      Below is the UCB Balance Sheet at March 31, 2002, including the effects of “pushdown” purchase accounting adjustments:

(In thousands)
Assets
Cash and Cash Equivalents	$653,361
Investment Securities Available-for-Sale	508,505
Net Loans and Leases	8,530,661
Intangibles	1,446,621
Other Assets	427,653

Total Assets	11,566,801

Liabilities and Stockholder’s Equity
Deposits	8,206,935
Long-term Debt	575,821
Other Liabilities	384,045

Total Liabilities	9,166,801
Stockholder’s Equity	2,400,000

Total Liabilities and Stockholder’s Equity	$11,566,801

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides an allocation of the purchase price:

(In thousands)
Total purchase price of UCB, including transaction costs	$2,406,268
Equity of UCB prior to acquisition by BancWest	1,083,000

Excess of pushed down equity over the carrying value of net assets acquired	1,323,268

Purchase accounting adjustments related to assets and liabilities acquired:
Sublease loss reserve	25,645
Premises and equipment	7,645
Severance and employee relocation	44,513
Contract cancellations	12,862
New core deposit intangible (10-year life, straight-line amortization)	(120,219)
Other assets	3,354
Deposits	8,047
Deferred cost on pension and retirement benefits	49,349
Other liabilities and taxes	(28,062)

Goodwill resulting from acquisition of and merger with UCB	$1,326,402

      BancWest incurred expenses associated with exiting certain branches, operational centers and technology platforms of the pre-merged Bank of the West, as well as certain other conversion and restructuring expenses, totaling approximately $18 million. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition. BancWest established a severance reserve of approximately $40.5 million. Approximately 750 employees throughout the combined organization have been or will be displaced in conjunction with the acquisition. This initiative is substantially complete. In addition to the severance reserve, BancWest recorded the following accruals: $34.5 million for losses on subleases, $8.0 million for contract cancellations and $1.3 million for relocation and other. Since the date of acquisition, we made the following adjustments to the reserves: $6.9 million increase for severance, $7.5 million decrease for losses on subleases, $4.9 million increase for contract cancellations and $0.2 million decrease for relocation. In addition, since the date of the acquisition, the reserves were decreased as follows: $44.3 million for severance payments, $11.8 million for sublease loss amortization, $10.0 million for contract cancellation payments and $1.1 million for relocation and other payments.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma financial information for the year December 31, 2002, assumes that the UCB acquisition occurred as of January 1, 2002, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the UCB acquisition been consummated as of January 1, 2002:

Pro Forma
Financial Information
for the Year Ended
December 31, 2002

(In thousands)
Net Interest Income	$1,280,585
Provision for Loan and Lease Losses	111,775
Noninterest Income	352,290
Noninterest Expense	895,305
Income Tax Expense	244,410

Net Income	$381,385

      In conjunction with the purchase of UCB from UFJ, there were certain items that were in dispute. The disputed items were related to UCB’s loan charge-offs and its deferred tax liability. In March 2003, an arbitrator decided in favor of BancWest on both matters. Interest on the disputed amounts totaled $0.8 million, which was recognized in other income during the first quarter of 2003. The resolution of the loan charge-off issue was a receivable due from UFJ of $8.9 million, an increase to our allowance for loan and lease losses of $13.6 million, representing recoveries of loans charged off by BancWest, and a related decrease to our deferred tax liability of $4.7 million. Upon resolution of the deferred tax issue during the first quarter of 2003, we reassessed the adequacy of UCB’s deferred tax liability and reduced the related goodwill by $14.9 million. All cash due from UFJ as a result of the arbitrator’s decision was received in April 2003.

Trinity Capital Corporation Acquisition

      On November 8, 2002, Bank of the West acquired Trinity Capital Corporation (“Trinity”), a privately held equipment leasing company specializing in nationwide vendor leasing programs for manufacturers in specific markets. The purchase price was approximately $18.3 million including $7.3 million of goodwill. In addition, Bank of the West is obligated to make two contingent payments based on performance, of $1.5 million. The first of the two contingent payments was paid on January 2, 2004. The second payment of $1.5 million will be paid on January 2, 2006. The acquisition was accounted for using the purchase method of accounting.

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

      At the effective time of the BNP Paribas Merger, all outstanding shares of common stock, par value $1 per share (“Company Common Stock”), of the Parent were cancelled and converted solely into the right to receive $35 per share in cash, without interest thereon (except for shares held in the treasury of the Parent or

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by any wholly-owned subsidiary of the Parent and shares held in respect of a debt previously contracted which were cancelled without any consideration being payable therefor).

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

      The BNP Paribas Merger significantly affected our financial statements. “Push-down” accounting was required for this business combination. This caused the following changes to our balance sheet:

•	Purchase price adjustments and new intangibles: As part of purchase accounting, our assets and liabilities were adjusted to fair value. Among the items adjusted were identifiable intangible assets related to our core deposits, loans and leases, property and equipment, deposits, pension assets and liabilities and other items. After making these adjustments to the balance sheet, the amount that the purchase price exceeded the value of purchased assets and liabilities assumed was recorded as goodwill. As of December 20, 2001, the Company recorded $2.1 billion in goodwill, all of which is non-deductible for tax purposes.

•	New debt: As part of the BNP Paribas Merger, we assumed $1.55 billion in new debt from the Merger Sub. This debt is between the Company and another subsidiary of BNP Paribas. The proceeds from this debt and $1.0 billion in cash equity from BNP Paribas were exchanged for all of the outstanding common stock not held by BNP Paribas and all options.

•	New equity basis: Due to the use of “push-down” accounting in the BNP Paribas Merger, the equity balances at December 31, 2001 reflect BNP Paribas’ basis in the Company. On December 20, 2001, BNP Paribas’ net purchase price of $1.985 billion was recorded. All amounts related to common and treasury stock of the Predecessor were eliminated.

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

Guam and Saipan Branch Acquisitions

      On November 9, 2001, the Company completed its acquisition of Union Bank of California’s network in Guam and Saipan, along with associated loan and deposit accounts. First Hawaiian assumed branch deposits of approximately $200 million and also bought various loans with the branches.

3.	Derivative Financial Instruments

      Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the years ended December 31, 2003, 2002 and 2001.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

      The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments (fair value hedges). At December 31, 2003, the Company carried an interest rate swap of $2.7 million with a fair market value loss of $0.7 million that was categorized as a fair value hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At December 31, 2002, the Company carried $2.8 million of such swaps with a fair market value loss of $0.8 million.

      In November 20, 2002, BancWest Corporation executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the “BWE Capital Securities”) issued by BancWest Capital I. Following the adoption of FIN 46, BancWest Capital I was deconsolidated resulting in recognition of $150 million subordinated debt instead of the BWE Capital Securities. The terms of the subordinated debt mirror those of the BWE Capital Securities. Concurrent with the deconsolidation of BancWest Capital I, the Bank redesignated the interest rate swap to hedge the subordinated debt. The derivative instrument is effective and all changes in the fair value of the hedge are recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value loss of the swap was $3.5 million and a gain of $0.7 million at December 31, 2003 and 2002, respectively.

      In addition, at December 31, 2003, the Company carried interest rate swaps totaling $87 million with a market value loss of $5.7 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates from 3.55% to 7.77%. At December 31, 2002, the Company carried $123 million of such swaps with a market value loss of $12.0 million.

      At December 31, 2003, the Company carried interest rate swaps and swaptions totaling $8.6 million with a market value gain of $0.7 million that were categorized as fair value hedges for repurchase agreements. The Company pays 3-month LIBOR and receives fixed rates ranging from 8.29% to 8.37%. At December 31, 2002, the Company carried $8.6 million of such swaps and swaptions with a market value gain of $0.8 million.

Cash Flow Hedges

      At December 31, 2003, the Company carried interest rate swaps of $600 million with a fair market value gain of $47.0 million which were categorized as cash flow hedges, to hedge our LIBOR-based commercial loans. The hedges had a fair market value gain of $58.3 million at December 31, 2002. The interest rate swaps were entered into during 2001 by UCB and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $24.0 million from January 1, 2003 through December 31, 2003 and by $19.3 million from March 16, 2002 through December 2002. The Company estimates net settlement gains, recorded as commercial loan interest income, of $23.4 million over the next twelve months resulting from these hedges.

      During 2003, the Company entered into interest rate swaps totaling $100 million with a fair market value gain of $7.2 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.64% to 4.58% and receive 3-month LIBOR. The effect on pre-tax income from these swaps for 2003

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was a loss of $1.2 million. The Company estimates a net increase to interest expense of $3.7 million over the next twelve months resulting from these hedges.

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

      The following table summarizes derivatives held by the Company as of December 31, 2003 and 2002:

	2003			2002

Contractual Amounts Which	Notional	Credit Risk	Net Fair	Notional	Credit Risk	Net Fair
Represent Credit Risk:	Amount	Amount	Value	Amount	Amount	Value

	(In thousands)
Held for hedge purposes:
Interest rate swaps	$944,110	$54,821	$44,885	$878,656	$59,500	$46,682
Swaptions	4,329	178	178	5,639	365	365
Held for trading or free-standing:
Interest rate swaps	1,375,018	22,113	5,224	1,542,822	32,526	2,748
Purchased interest rate options	22,318	187	187	74,045	565	565
Written interest rate options	62,946	—	(187)	122,403	—	(539)
Forward interest rate options	217,930	782	732	46,000	—	(230)
Commitments to purchase and sell foreign currencies	421,130	8,592	(48)	441,049	6,838	52
Purchased foreign exchange options	55,791	597	597	25,761	260	260
Written foreign exchange options	55,791	—	(597)	25,761	—	(260)

4.	Transactions with Affiliates

      The Company and its subsidiaries participate in various transactions with BNP Paribas and its affiliates. The $1.550 billion term note, $800 million repurchase agreement and a $150 million swap that is used to hedge the subordinated debt related to trust preferred securities are between BancWest Corporation and BNP Paribas. Subordinated debt of $100 million and $153 million is owed to the First Hawaiian Capital I and BancWest Capital I trusts (see Note 13). The subordinated notes included in long-term debt were sold directly to BNP Paribas by Bank of the West. They are subordinated to the claims of depositors and creditors and qualify for inclusion as a component of risk-based capital under current FDIC guidelines for assessing capital adequacy. The other items listed in the table below are between our banking subsidiaries and BNP Paribas and its affiliates. Transactions involving the Company’s bank subsidiaries and their non-bank affiliates (including BancWest and BNP Paribas) are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities. These transactions are required to be on terms at least as favorable to the bank as those prevailing at the time for similar non-affiliate transactions. Transactions have included the sales and purchases of assets, foreign exchange activities, financial guarantees, international

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, interest rate swaps and intercompany deposits and borrowings. Amounts due to and from affiliates and off-balance-sheet transactions at December 31, 2003 and 2002 were as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Cash and due from banks	$470	$2,545
Other assets	—	692
Noninterest-bearing demand deposits	2,662	1,691
Short-term borrowings	150,000	—
Time certificates of deposit	420,750	261,200
Other liabilities	36,228	953
Term note	1,550,000	1,550,000
Subordinated notes included in long-term debt	52,193	52,516
Subordinated notes issued to trusts	252,785	—
Repurchase agreement	800,000	800,000
Off-balance-sheet transactions:
Standby letters of credit	9,916	2,679
Guarantees received	615	—
Commitments to purchase foreign currencies	58,403	66,064
Commitments to sell foreign currencies	132,558	188,487
Interest rate contracts	398,174	294,446
Foreign exchange options	55,791	25,761

      For additional information concerning long-term debt, see Note 13.

      On March 15, 2002, the Corporation borrowed $800 million from BNP Paribas under an interim financing arrangement as part of the United California Bank acquisition. In November 2002, the Corporation sold BNP Paribas 14.815% of the outstanding common stock of Bank of the West for $800 million, and used the proceeds to repay the interim debt. The Corporation and BNP Paribas also entered into a Stockholders Agreement that included put and call options. The call option gives the Corporation the right on specified dates or events to repurchase all or a portion of the Bank of the West stock sold to BNP Paribas at a price equal (in the case of a purchase of all such shares) to $800 million, plus 4.39% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest paid on such amounts at 4.39% per annum, compounded quarterly), plus $5.0 million. If the Corporation does not exercise its call option by December 2011, or within 90 days after certain specified events or agreements, BNP Paribas can require the Corporation to repurchase the Bank of the West shares at a price equal to (in case of a purchase of all such shares) $800 million, plus 4.39% annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest on such amounts at 4.39% per annum, compounded quarterly), plus $50 million. Due to the put and call arrangement, the $800 million repurchase agreement is considered a redeemable security and accordingly classified as debt. The Stockholders Agreement contains provisions for pro rata allocation of the formula described above in the event the call option is exercised for less than the full amount of the Bank of the West stock. The specified events referred to above include potential changes in ownership of Bank of the West as well as legislative, regulatory or other related changes that could affect the transactions referred to above. The Stockholders Agreement also limits the transferability of the Bank of the West shares. No value has been attributed to the call or put options in the Corporation’s financial statements and the Corporation does not expect to attribute a value to these options during the term of the Stockholders Agreement.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002, the Corporation’s obligation to BNP Paribas under the Agreement (assuming the Call Option could have been exercised as of that date) would be calculated as $836.7 million and $808.8 million, respectively. This obligation represents the Original Transaction Amount of $800 million, accrued interest of $31.7 million, plus the $5.0 million Call Option premium. For 2002, this obligation was the original transaction amount of $800 million, accrued interest of $3.8 million, plus the $5.0 million Call Option premium. The average balance of the obligation to BNP Paribas under the Agreement using the same calculation was $820.8 million and $802.1 million for the years ended December 31, 2003 and 2002.

      BNP Paribas received a tax opinion that this cross-border transaction should be treated for U.S. Federal tax purposes as a loan from BNP Paribas to the Corporation secured by the Bank of the West shares. Accordingly, the Corporation recognizes a U.S. tax benefit for the current deduction for interest paid under the terms of the Stockholders Agreement.

      At December 31, 2003, we carried a $150 million interest rate swap with BNP Paribas to hedge 9.5% subordinated debt issued to BancWest Capital I (See Note 3). We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value loss of the swap was $3.5 million and a gain of $0.7 million at December 31, 2003 and 2002, respectively.

      Interest expense to affiliates for 2003, 2002 and 2001 was $149.5 million, $131.9 million and $16.3 million, respectively. Income from affiliate transactions was not material for all periods presented.

5.	Financial Interpretation No. 46: Consolidation of Variable Interest Entities

      In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” (FIN 46). FIN No. 46 established new guidance on the accounting and reporting for the consolidation of variable interest entities (VIE). The principal objective of FIN No. 46 was to require the primary beneficiary of a VIE to consolidate the VIE’s assets, liabilities and results of operations in the primary beneficiary’s own financial statements. The primary beneficiary is the enterprise that will absorb a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The recognition and measurement provisions of FIN 46 apply at inception to any variable interest entity formed after January 31, 2003, and became effective for existing VIE’s on the first interim or annual reporting period ending after December 15, 2003. The Company adopted the consolidation provisions of FIN 46 on July 1, 2003 consolidating one VIE formed prior to February 1, 2003. However in December 2003, our relationship with this VIE changed and this entity is no longer being consolidated. In the fourth quarter of 2003, BancWest also ceased consolidating two trusts, which were included in the consolidated financial statements presented prior to October 1, 2003.

      REFIRST, Inc. is a VIE that was created by a nonrelated third party to construct, finance and hold title to our administrative headquarters building in Honolulu, First Hawaiian Center (FHC). We entered into a noncancelable operating lease for FHC with REFIRST, Inc. that terminated on December 1, 2003. On July 1, 2003, upon our implementation of FIN 46, REFIRST, Inc. was consolidated into BancWest, including the depreciation expense of FHC and interest expense on the financing. The provisions of FIN 46 required us to record a cumulative effect of an accounting change upon its implementation. The amount of such cumulative effect, (essentially, a retrospective depreciation charge for an 18-month period covering the time in which the building was last revalued for purchase accounting purposes) as it relates to the consolidation of REFIRST, Inc., recognized in July 2003 was a before and after-tax charge to earnings of approximately $4.1 million and $2.4 million, respectively. Additionally, we increased total assets by approximately $160 million (principally due to the addition of the FHC building), increased debt by approximately $193.9 million, reduced the deferred tax liability by approximately $1.7 million and removed the reserve for the guaranteed residual value upon lease termination of $30 million.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter, our relationship with REFIRST, Inc. changed. We purchased FHC at the end of the lease term in December 2003 and received fee simple title to the headquarters building. Cash was used to purchase the building, extinguishing the $193.9 million of debt related to REFIRST, Inc. that was recorded on our books. REFIRST, Inc. is an unaffiliated party, and purchasing FHC severed the only relationship we had with it. REFIRST, Inc. was no longer consolidated in our results of operations as of the building purchase date of December 1, 2003.

      On June 23, 1997 and October 20, 2000, the Company formed two trusts, First Hawaiian Capital I (FH Trust) and BancWest Capital I (BWE Trust) (the Trusts), respectively. The Trusts issued preferred and common capital securities. The purpose of these entities is to allow for the issuance of preferred capital securities that qualify for inclusion in Tier 1 regulatory capital. Historically, these trusts have been consolidated and the related trust preferred securities have been treated as Tier 1 capital under Federal Reserve rules and regulations. The Company began deconsolidating the Trusts as a result of the adoption of FIN 46 in the preparation of its financial statements on October 1, 2003.

      BWE Trust is a Delaware business trust, which was formed in 2000 and exchanged $150 million of its BWE Capital Securities as well as all outstanding common securities of BWE Trust, for 9.5% junior subordinated deferrable interest debentures of the Corporation. The Corporation sold the $150 million of BWE Capital Securities to the public. At December 31, 2003, the BWE Trust’s total assets were $155.9 million, comprised primarily of the Corporation’s junior subordinated debentures. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. They are solely, fully and unconditionally guaranteed by the Corporation, representing the Company’s maximum liability for the securities.

      FH Trust is a Delaware business trust which was formed in 1997, issued $100 million of its Capital Securities (the “FH Capital Securities”) and used the proceeds to purchase junior subordinated deferrable interest debentures of the Corporation. The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027, or upon earlier redemption in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture. At December 31, 2003, the FH Trust’s total assets were $107.4 million, comprised primarily of the Corporation’s junior subordinated debentures. The debentures and the associated interest expense make up the Company’s maximum exposure to losses for this trust.

      As of October 2003, effective with the adoption of Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as it relates to the Trusts, BancWest no longer consolidates the Trusts. This deconsolidation had no impact on the total assets or liabilities of the Corporation. In July 2003, the Federal Reserve Board issued temporary guidance which indicated that the preferred capital securities can still be included as part of Tier 1 Capital. For more information on the outstanding debentures, please refer to Note 13, Long-Term Debt and Capital Securities.

      The Company has identified investments that meet the definition of a VIE under FIN 46 but do not meet the requirements for consolidation. The Company owns several limited partnership interests in low-income housing developments in conjunction with the Community Reinvestment Act. Limited partners do not participate in the control of the partnerships’ businesses. The general partner exercises the day-to-day control and management of the projects. The general partners have exclusive control over the partnerships’ businesses and have all of the rights, powers, and authority generally conferred by law or necessary, advisable or consistent with accomplishing the partnerships’ businesses. FIN 46 indicates that if an entity (e.g., limited partner) cannot sell, transfer, or encumber its interests in the VIE without the prior approval of an enterprise (e.g., general partner), the limited partner is deemed to be a de facto agent for the general partner. BancWest is considered to be a de facto agent for the general partner where BancWest has a limited partnership interest over 50%. BancWest is not the primary beneficiary for these partnerships or for those where its interest is less than 50%. The business purpose of these entities is to provide affordable housing within the Company’s service

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

area in return for tax credits and tax loss deductions. Our current subscription amount for these investments is approximately $93.7 million with approximately $32.7 million as the residual contribution outstanding. We are not obligated to fund deficiencies of the limited partnerships and our maximum exposure to losses is limited to our subscription amount. Bargain purchase options are available for the general partners to purchase the Company’s portion of interests in the limited partnerships. These commitments were entered into from 1991 through 2003.

6.	Investment Securities

Held-to-Maturity

      There were no held-to-maturity investment securities at December 31, 2003 and 2002.

Available-for-Sale

      Amortized cost and fair value of available-for-sale investment securities at December 31, 2003 and 2002 were as follows:

	2003				2002

	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses(1)	Fair Value	Cost	Gains	Losses(1)	Fair Value

	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,588,359	$14,110	$(2,256)	$1,600,213	$1,312,430	$25,882	$(2)	$1,338,310
Mortgage and asset- backed securities:
Government	2,356,615	23,397	(23,879)	2,356,133	1,366,656	36,720	(2)	1,403,374
Other	691,466	7,990	(1,425)	698,031	554,396	12,790	(1,533)	565,653
Collateralized mortgage obligations	1,066,679	2,611	(8,119)	1,061,171	447,176	6,657	(502)	453,331
State and political subdivisions	15,925	355	(61)	16,219	14,920	239	(134)	15,025
Other(2)	196,450	173	(628)	195,995	164,719	550	(193)	165,076

Total available-for-sale investment securities	$5,915,494	$48,636	$(36,368)	$5,927,762	$3,860,297	$82,838	$(2,366)	$3,940,769

(1)	At December 31, 2003 and 2002, the Company held no securities that had been in a continuous unrealized loss position for 12 months or more.

(2)	Includes investment in restricted stock of the Federal Home Loan Bank of $153.3 million and $78.0 million as of December 31, 2003 and 2002, respectively.

      Proceeds from the sales of available-for-sale investment securities portfolio were $446.5 million, $323.3 million and $589.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. Gross realized gains and losses on available-for-sale investment securities for the periods indicated were as follows:

	Company			Predecessor

	Year Ended
	December 31,
			Dec 20, - Dec 31,	Jan 1 - Dec 19,
	2003	2002	2001	2001

	(In thousands)
Realized gains	$4,289	$2,084	$30	$30,500
Realized losses	—	(131)	(61)	(51)

Securities gains (losses), net	$4,289	$1,953	$(31)	$30,449 (1)

(1)	Securities gains for the period from January 1, 2001 to December 19, 2001 as shown above do not include $41.3 million of pre-tax gain recognized from the recordation of the Concord stock as an available-for-sale security.

      The amortized cost, fair value and yield of available-for-sale investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations.

	December 31, 2003

			Remaining Contractual Principal Maturity

					After One		After Five Years
			Within		But Within		But Within
		Weighted	One Year		Five Years		Ten Years		After Ten Years
	Total	Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(In thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,600,213	2.99%	$279,950	3.75%	$1,290,906	2.86%	$15,864	1.39%	$13,493	2.59%
Mortgage and asset-backed securities:
Government	2,356,133	4.16	46	2.25	69,643	3.95	298,697	4.16	1,987,747	4.17
Other	698,031	3.27	—	—	245,724	3.29	139,446	3.23	312,861	3.26
Collateralized mortgage obligations	1,061,171	3.18	—	—	14,402	5.81	34,361	2.90	1,012,408	3.16
State and political subdivisions	16,219	4.49	8,100	3.63	1,421	7.56	2,993	4.48	3,705	5.19

Estimated fair value of debt securities(1)	$5,731,767	3.55%	$288,096	3.65%	$1,622,096	3.00%	$491,361	3.72%	$3,330,214	3.77%

Total cost of debt securities	$5,719,044		$285,008		$1,609,296		$485,175		$3,339,565

(1)	Weighted average yields at the end of the year were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

      The Company held trading securities of $0.9 million and $33.1 million at December 31, 2003 and 2002, respectively.

      Investment securities with an aggregate carrying value of $4.3 billion and $2.6 billion were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank advances at December 31, 2003 and 2002, respectively.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We held no investment securities of any single issuer (other than the U.S. Government and its agencies) which were in excess of 10% of consolidated stockholder’s equity at December 31, 2003 and 2002.

7.	Loans and Leases

      At December 31, 2003 and 2002, loans and leases were comprised of the following:

	December 31,

	2003		2002

		Commitments to		Commitments to
	Outstanding	Extend(1)	Outstanding	Extend(1)

	(In thousands)
Commercial, financial and agricultural	$4,492,319	$4,300,273	$4,802,581	$4,684,737
Real estate:
Commercial	5,146,077	379,044	4,806,220	367,633
Construction	952,818	826,368	971,861	525,956
Residential	5,019,625	1,084,614	4,749,345	1,044,168
Consumer	7,344,620	1,070,012	6,021,510	912,221
Lease financing	2,417,310	8,793	2,398,681	14,866
Foreign	349,310	33,015	395,889	37,776

Total loans and leases	$25,722,079	$7,702,119	$24,146,087	$7,587,357

(1)	Commitments to extend credit represent unfunded amounts and are reported net of participations sold to other lenders.

      The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. We also lend to a lesser extent nationally and in Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of those regions, which affects property values, and the financial well being and creditworthiness of the borrowers.

      Our leasing activities consist primarily of leasing automobiles, commercial equipment and leveraged leases. Lessees are responsible for all maintenance, taxes and insurance on the leased property. The leases are reported net of unearned income of $393.1 million and $345.5 million at December 31, 2003 and 2002, respectively.

      The following table lists the components of the net investment in financing leases:

	December 31,

	2003	2002

	(In millions)
Total minimum lease payments to be received	$1,970	$2,223
Estimated residual values of leased property	840	522
Less: Unearned income	393	346

Net investment in financing leases	$2,417	$2,399

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, minimum lease receivables for the five succeeding years were as follows:

Year Ended
December 31, 2003
Lease Receivables

(In millions)
2004	$653.5
2005	568.1
2006	513.0
2007	325.4
2008	197.5
Thereafter	552.9

Gross minimum payments	2,810.4
Less: unearned income	393.1

Net minimum receivable	$2,417.3

      Our consolidated investment in leveraged leases totaled approximately $399 million and $405 million at December 31, 2003 and 2002, respectively. For federal income tax purposes, we retain the tax benefit of depreciation on the entire leased unit and interest on the related long-term debt, which is non-recourse to BancWest. Deferred taxes arising from leveraged leases totaled approximately $357 million and $359 million at December 31, 2003 and 2002.

      Real estate loans totaling $3.4 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank at December 31, 2003.

      In the normal course of business, the Company makes loans to executive officers and directors of the Company and to entities and individuals affiliated with those executive officers and directors. Those loans were made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with other persons or, in the case of certain residential real estate loans, on terms that were widely available to employees of the Company who were not directors or executive officers. Changes in the loans to such executive officers, directors and affiliates during 2003 and 2002 were as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Balance at beginning of year	$112,955	$144,333
New loans made	22,021	11,825
Less repayments	18,507	43,203

Balance at end of year	$116,469	$112,955

      In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Company for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, but may include accounts receivable, inventory, land, buildings, equipment, income-producing commercial properties and residential real estate. The Bank has the same collateral policy for loans whether they are funded immediately or on a delayed basis (commitment).

      A commitment to extend credit is a legally binding agreement to lend funds to a customer usually at a stated interest rate and for a specified purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience will be lower than the contractual amount of commitments to

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extend credit shown in the table above because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Bank uses the same credit policies in making commitments to extend credit as it does in making loans.

      In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and maturity structure of these portfolios, and by applying the same credit standards maintained for all of its related credit activities. At December 31, 2003 and 2002, the Company did not have a concentration in any loan category or industry that exceeded 10% of total loans and unfunded commitments that are not already reflected in the table above. The loan and lease portfolio is principally located in California, Hawaii and, to a lesser extent, Oregon, Nevada, Arizona, Texas, New Mexico and Florida. The risk inherent in the portfolio depends upon both the economic stability of those states, which affects property values, and the financial well being and creditworthiness of the borrowers.

      Standby letters of credit totaled $667.7 million and $631.5 million at December 31, 2003 and 2002, respectively. Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The liquidity risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions. The Company also had commitments for commercial and similar letters of credit of $84.3 million and $87.8 million at December 31, 2003 and 2002, respectively. The commitments outstanding as of December 31, 2003 have maturities ranging from January 1, 2004 to November 15, 2017. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

8.	Provision and Allowance for Loan and Lease Losses

      Changes in the allowance for loan and lease losses were as follows for the periods indicated:

	Year Ended December 31,

	2003	2002

	(In thousands)
Balance at beginning of year	$384,081	$194,654
Allowance arising from purchase and merger with UCB	—	210,000
Allowance arising from purchase of Trinity	—	2,660
Provision for loan and lease losses	81,295	95,356
Loans and leases charged off:
Commercial, financial and agricultural	38,621	68,497
Real estate:
Commercial	1,622	3,287
Construction	—	—
Residential	930	1,307
Consumer	56,489	50,155
Lease financing	26,338	22,399
Foreign	2,498	1,741

Total loans and leases charged off	126,498	147,386

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002

	(In thousands)
Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	31,843	10,479
Real estate:
Commercial	568	999
Construction	132	306
Residential	1,264	608
Consumer	12,041	10,331
Lease financing	6,429	5,582
Foreign	544	492

Total recoveries on loans and leases previously charged off:	52,821	28,797
Net charge-offs	(73,677)	(118,589)

Balance at end of year	$391,699	$384,081

      The following table presents information related to individually impaired loans for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Impaired loans with related allowance	$82,272	$148,533	$89,279
Impaired loans with no related allowance	3,522	43,438	8,253

Total impaired loans	$85,794	$191,971	$97,532

Total allowance for loan and lease losses on impaired loans	$28,425	$39,197	$24,745
Average impaired loans	139,301	164,038	118,497
Interest income recognized on impaired loans	5,491	1,350	2,462

      Impaired loans without the related allowance for loan and lease losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are generally applied to reduce the outstanding principal balance of such loans.

      Total nonaccrual loans and leases were $133.8 million and $225.8 million for the years ended December 31, 2003 and 2002, respectively. Loans and leases categorized as restructured and still accruing totaled $1.7 million and $4.6 million, and loans and leases that were 90 days or more past due, but still accruing were $29.4 million and $21.1 million for the same respective periods.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Premises and Equipment

      At December 31, 2003 and 2002, premises and equipment were comprised of the following:

	Year Ended December 31,

	2003	2002

	(In thousands)
Premises	$624,350	$460,993
Equipment	287,926	271,579

Total premises and equipment	912,276	732,572
Less accumulated depreciation and amortization	382,123	352,300

Net book value	$530,153	$380,272

      Occupancy and equipment expenses include depreciation and amortization expenses of $41.3 million for 2003 and $41.0 million for 2002.

      The Company is obligated under a number of capital and noncancelable operating leases for premises and equipment with terms, including renewal options, up to 34 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Under the premises leases, we are also required to pay real property taxes, insurance and maintenance. The following table shows future minimum payments under leases with terms in excess of one year as of December 31, 2003:

			Less
	Capital	Operating	Sublease	Net Lease	Rental
	Leases	Leases	Income	Payments	Income(1)

	(In thousands)
2004	$444	$70,542	$(5,357)	$65,629	$6,742
2005	417	52,188	(4,070)	48,535	7,387
2006	417	34,441	(1,950)	32,908	7,078
2007	417	28,716	(1,226)	27,907	2,420
2008	379	23,245	(626)	22,998	379
2009 and thereafter	837	102,159	(784)	102,212	1,052

Total minimum payments	$2,911	$311,291	$(14,013)	$300,189	$25,058

Less: interest on capital leases	1,009

Total principal payable on capital leases	$1,902

(1)	Rental income presented in the table above consists of FHC building rental fees.

      Rental expense, net of rental income, for all noncancellable operating leases was $45.9 million and $53.8 million for 2003 and 2002, respectively.

      In most cases, leases for premises provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. The renegotiated annual rent is usually not less than the annual amount paid in the previous period. Where future commitments are subject to appraisals, the minimum annual rental commitments are based on the latest annual rents.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense for the years indicated was:

2003: $66.7 million
2002: $69.5 million
2001: $48.5 million

10.	Goodwill and Intangible Assets

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which supersedes APB Opinion No. 17, “Intangible Assets,” addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite lives are no longer amortized into net income over an estimated life but rather are tested at least annually for impairment based on specific guidance provided in the standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Application of the non-amortization provisions of this statement was effective with the BNP Paribas Merger. The remaining provisions of SFAS No. 142 were adopted by the Company effective January 1, 2002. Goodwill was subjected to a transitional impairment test during the quarter ended March 31, 2002. As of March 31, 2002, we had no impairment of our goodwill.

      In November 2002, Bank of the West acquired Trinity Capital Corporation, a privately held equipment leasing company specializing in nationwide vendor leasing programs for manufacturers in specific markets. The purchase price included $7.3 million of goodwill.

      We performed the impairment testing of goodwill required under SFAS No. 142 for the years ended December 31, 2003 and 2002, in the fourth quarters of each year. No impairment of goodwill was found. The impairment analysis was performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank

	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Financial		Consolidated
	Banking	Banking	Finance	Banking	Finance	Banking	Management	BancWest	Totals

	(In millions)
Balance as of January 1, 2002:	$488	$284	$123	$650	$216	$118	$10	$173	$2,062
Purchase accounting adjustments:
UCB	727	416	185	—	—	—	—	—	1,328
Trinity Capital	—	7	—	—	—	—	—	—	7
BNP Paribas	—	—	—	—	—	—	—	(168)	(168)

Balance as of December 31, 2002:	$1,215	$707	$308	$650	$216	$118	$10	$5	$3,229

Purchase accounting adjustments:
UCB	(1)	—	—	—	—	—	—	—	(1)
Trinity Capital	—	(1)	—	—	—	—	—	—	(1)

Balance as of December 31, 2003:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227

      Amortization for intangible assets was $23.1 million in 2003, $20.0 million in 2002 and $43.6 million in 2001. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangibles arising from the BNP Paribas merger and the acquisition of UCB, is approximately $23 million (pre-tax) for each of the years from 2004 to 2008. The details of our intangible assets are depicted below:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

	(In thousands)
Balance as of December 31, 2003:
Core Deposits	$230,538	$43,181	$187,357

Total	$230,538	$43,181	$187,357
Balance as of December 31, 2002:
Core Deposits	$230,538	$20,127	$210,411

Total	$230,538	$20,127	$210,411

      The following table reflects consolidated net income as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of 2001:

Year Ended
December 31, 2001

(In thousands)
As reported	$254,804
Goodwill amortization	29,413

As adjusted	$284,217

11.	Deposits

      Interest expense related to deposits for the periods indicated was as follows:

	Company			Predecessor

			Dec. 20, 2001	Jan. 1, 2001
	Year Ended	Year Ended	Through	Through
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 19, 2001

	(In thousands)
Domestic:
Interest-bearing demand	$345	$915	$23	$1,855
Savings	64,906	94,327	1,784	84,298
Time — under $100 thousand	66,402	88,715	3,386	153,906
Time — $100 thousand or over	43,220	88,422	3,035	138,026

Total Domestic interest expense	174,873	272,379	8,228	378,085
Foreign:
Interest-bearing demand	$22	$53	$2	$123
Savings	810	1,485	48	1,182
Time — under $100 thousand	887	1,960	87	3,355
Time — $100 thousand or over	3,640	5,589	101	2,052

Total Foreign interest expense	5,359	9,087	238	6,712

Total interest expense on deposits	$180,232	$281,466	$8,466	$384,797

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the maturity distribution of time certificates of deposits at December 31, 2003:

	Less Than	4 – 6	7 – 12	1 – 2	2 – 3	3 – 4	4 – 5	Over
	3 Months	Months	Months	Years	Years	Years	Years	5 Years	Total

	(In millions)
Domestic:
Time => $100K	$2,918	$498	$388	$268	$182	$68	$8	$4	$4,334
Time < $100K	791	471	523	386	116	42	15	1	2,345

Total Domestic	3,709	969	911	654	298	110	23	5	6,679

Foreign:
Time => $100K	141	62	46	34	55	2	—	2	342
Time < $100K	18	7	12	10	4	1	1	—	53

Total Foreign	159	69	58	44	59	3	1	2	395

Total	$3,868	$1,038	$969	$698	$357	$113	$24	$7	$7,074

      Total deposits reclassified to loans due to overdraft at December 31, 2003 and 2002 were $24.4 million and $21.8 million, respectively.

12.	Short-Term Borrowings

      At December 31 for the years indicated, short-term borrowings were comprised of the following:

	Year Ended December 31,

	2003	2002

	(In thousands)
Bank of the West:
Securities sold under agreements to repurchase	$275,158	$330,220
Federal funds purchased	721,710	346,896
Advances from Federal Home Loan Bank of San Francisco	1,120,000	700,000
Other short-term borrowings	2,809	32,159
First Hawaiian:
Securities sold under agreements to repurchase	121,959	78,320
Federal funds purchased	56,050	36,040
Advances from Federal Home Loan Bank of Seattle	75,000	—
Other short-term borrowings	—	1,115

Total short-term borrowings	$2,372,686	$1,524,750

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below shows selected information for short-term borrowings:

	Year Ended December 31,

	2003	2002

	(In thousands)
Securities sold under agreements to repurchase:
Weighted average interest rate at December 31	0.7%	1.1%
Highest month-end balance	$397,118	$498,320
Weighted average daily outstanding balance	$322,075	$408,059
Weighted average daily interest rate paid	0.8%	1.4%
Federal funds purchased:
Weighted average interest rate at December 31	0.9%	1.2%
Highest month-end balance	$1,069,831	$615,835
Weighted average daily outstanding balance	$699,173	$370,611
Weighted average daily interest rate paid	1.4%	1.6%
Advances from Federal Home Loan Banks of Seattle and San Francisco:
Weighted average interest rate at December 31	1.2%	1.8%
Highest month-end balance	$1,195,000	$765,000
Weighted average daily outstanding balance	$953,152	$580,178
Weighted average daily interest rate paid	1.3%	3.8%
Other short-term borrowings:
Weighted average interest rate at December 31	—%	1.2%
Highest month-end balance	$24,013	$1,026,210
Weighted average daily outstanding balance	$2,265	$658,099
Weighted average daily interest rate paid	—%	—%

      We treat securities sold under agreements to repurchase as collateralized financings. We reflect the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts.

      At December 31, 2003, the weighted average maturity of these agreements was 19 days and primarily represented by non-governmental companies. Maturities of these agreements were as follows:

(In thousands)
Overnight	$299,246
Less than 30 days	62,750
30 through 90 days	20,487
Over 90 days	14,635

Total	$397,118

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Long-Term Debt and Capital Securities

      At December 31 for the years indicated, long-term debt and capital securities were comprised of the following:

	Year Ended December 31,

	2003	2002

	(In thousands)
BancWest Corporation (Parent):
7.375% subordinated notes due 2006	$51,772	$52,461
6.54% term note due 2010	1,550,000	1,550,000
4.39% repurchase agreement due in 2011	800,000	800,000
8.343% subordinated notes due 2027	100,000	—
9.50% subordinated notes due 2030	152,785	—
Bank of the West:
7.35% subordinated note due 2009	52,193	52,516
8.30% subordinated note due 2011	54,904	55,435
6.33%-7.96% notes due through 2014	1,457,469	863,507
Capital leases due through 2012	1,502	2,574
First Hawaiian:
Capital leases due through 2022	400	454

Total long-term debt	4,221,025	3,376,947

Capital Securities	—	259,191

Total long-term debt and Capital Securities	$4,221,025	$3,636,138

BancWest Corporation (Parent)

      The 7.375% subordinated notes due in 2006 are unsecured obligations with interest payable semiannually.

      The 6.54% term note due in 2010 is an unsecured obligation to BNP Paribas with interest payable semiannually.

      The 4.39% repurchase agreement due in 2011 is for stock in Bank of the West with BNP Paribas.

      The 8.343% subordinated notes due in 2027 are unsecured obligations to FH Trust with interest payable semiannually.

      The 9.50% subordinated notes due in 2030 are unsecured obligations to BWE Trust with interest payable quarterly.

Bank of the West

      The 7.35% subordinated note due in 2009 is an unsecured obligation to BNP with interest payable semiannually.

      The 8.30% subordinated note due in 2011 is an unsecured general obligation with interest payable semiannually.

      The 6.33%-7.96% notes due through 2014 primarily represent advances from the Federal Home Loan Bank of San Francisco with interest payable monthly.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancWest Capital I

      In November 2000, the Company sold to the public $150 million in aggregate liquidation amount of BancWest Capital I Quarterly Income Preferred Securities issued by the BWE Trust, a Delaware business trust. The Company received the BWE Capital Securities (as well as all outstanding common securities of BancWest Capital I) in exchange for the Company’s 9.5% junior subordinated deferrable interest debentures, which are the sole assets of the BWE Trust. Holders of BWE Capital Securities are entitled to cumulative cash dividends at an annual rate of 9.5%, subject to possible deferral. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. The BWE Capital Securities qualify as Tier 1 capital of the Company, which has solely, fully and unconditionally guaranteed payment of all amounts due on the BWE Capital Securities to the extent the BWE Trust has funds available for payment of such distributions. As of October 31, 2003, BWE Capital Securities were no longer consolidated into the BancWest’s consolidated financials pursuant to the Company’s adoption of the provisions of FIN No. 46. The related subordinated debt is included on our consolidated balance sheet.

First Hawaiian Capital I

      In 1997, FH Trust, a Delaware business trust, issued capital securities with an aggregate liquidation amount of $100 million. The proceeds were used to purchase junior subordinated deferrable interest debentures of the Company. These debentures are the sole assets of the FH Trust. The FH Capital Securities qualify as Tier 1 capital of the Company and are solely, fully and unconditionally guaranteed by the Company. The Company owns all the common securities issued by the FH Trust. As of October 31, 2003 FH Capital Securities was no longer consolidated into the BancWest’s consolidated financials pursuant to the Company’s adoption of the provisions of FIN No. 46. The related subordinated debt is included on our consolidated balance sheet.

      The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027, or upon earlier redemption in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture.

      Under the terms of both the BWE Capital Securities and the FH Capital Securities, the interest on the junior subordinated debentures is deferrable. If we defer interest payments on the debentures, BWE Trust and FH Trust will also defer distributions on the capital securities. During any period in which we defer interest payments on the junior subordinated debentures, we will not and our subsidiaries will not do any of the following, with certain limited exceptions:

•	pay a dividend or make any other payment or distribution on our capital stock;

•	redeem, purchase or make a liquidation payment on any of our capital stock;

•	make an interest, principal or premium payment on, or repay, repurchase or redeem, any of our debt securities that rank equally with or junior to the junior subordinated debentures; or

•	make any guarantee payment regarding any guarantee by us of debt securities of any of our subsidiaries, if the guarantee ranks equal with or junior to the junior subordinated debentures.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the principal payments due on long-term debt and capital securities were as follows:

	BancWest		First
	Corporation	Bank of	Hawaiian
	(Parent)	the West	Bank	Total

	(In thousands)
2004	$—	$1,106,583	$17	$1,106,600
2005	—	350,197	18	350,215
2006	50,000	226	19	50,245
2007	—	261	21	282
2008	—	262	24	286
2009 and thereafter	2,600,000	101,418	301	2,701,719

Total	$2,650,000	$1,558,947	$400	$4,209,347	(1)

(1)	Excludes purchase accounting adjustments of $11.7 million.

14.	Accumulated Other Comprehensive Income, Net

      Comprehensive income is defined as the change in equity from all transactions other than those with stockholders and is comprised of net income and other comprehensive income. The Company’s items of other comprehensive income are net unrealized gains or losses on certain debt and equity securities and net unrealized gains or losses in cash flow hedges. Reclassification adjustments include the gains or losses on certain assets that have been reclassified to net income that were previously included in accumulated other comprehensive income. Accumulated other comprehensive income for the years ending 2003, 2002 and 2001 are presented in the table below:

		Income Tax
	Pre-tax	(Expense)	After-tax
	Amount	Benefit	Amount

	(In thousands)
Predecessor:
Accumulated other comprehensive income, net, December 19, 2001	$4,141	$(1,669)	$2,472
Company:
Accumulated other comprehensive income, net, December 20, 2001	—	—	—
Unrealized net holding gain arising from December 20, 2001 to December 31, 2001	13,071	(5,270)	7,801
Reclassification adjustment for gains realized in net income	(31)	12	(19)

Other comprehensive income	13,040	(5,258)	7,782

Accumulated other comprehensive income, net, December 31, 2001	$13,040	$(5,258)	$7,782
Unrealized net gains on securities available for sale arising during the year	67,432	(25,709)	41,723
Reclassification of net gains on securities available for sale included in net income	(1,953)	787	(1,166)
Unrealized net gains on cash flow derivative hedges arising during the year	67,613	(27,383)	40,230
Reclassification of net gains on cash flow derivative hedges included in net income	(19,337)	7,831	(11,506)

Other comprehensive income	113,755	(44,474)	69,281

Accumulated other comprehensive income, net, December 31, 2002	$126,795	$(49,732)	$77,063

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Income Tax
	Pre-tax	(Expense)	After-tax
	Amount	Benefit	Amount

	(In thousands)
Unrealized net losses on securities available for sale arising during the year	(63,620)	25,766	(37,854)
Reclassification of net gains on securities available for sale included in net income	(4,289)	1,737	(2,552)
Unrealized net gains on cash flow derivative hedges arising during the year	21,474	(8,697)	12,777
Reclassification of net gains on cash flow derivative hedges included in net income	(22,765)	9,220	(13,545)

Other comprehensive income	(69,200)	28,026	(41,174)

Accumulated other comprehensive income, net, December 31, 2003	$57,595	$(21,706)	$35,889

      Accumulated other comprehensive income, net of tax, consisted of net unrealized gains on available-for-sale securities of $7,933, $48,339 and $7,782 at December 31, 2003, 2002 and 2001; respectively and net unrealized gains on cash flow derivative hedges of $27,956 and $28,724 at December 31, 2003 and 2002 respectively. There were no cash flow derivative hedges at December 31, 2001.

15.	Regulatory Capital Requirements

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The table below sets forth those ratios at December 31, 2003 and 2002.

					To be Well-
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2003:
Tier 1 capital to risk-weighted assets:
Bank of the West	$2,486,220	10.72%	$927,778	4.00%	$1,391,667	6.00%
First Hawaiian Bank	848,320	12.85	263,994	4.00	395,991	6.00
Total capital to risk-weighted assets:
Bank of the West	$3,001,394	12.94%	$1,855,556	8.00%	$2,319,445	10.00%
First Hawaiian Bank	1,004,127	15.21	527,988	8.00	659,986	10.00
Tier 1 capital to average assets (leverage ratio)(1):
Bank of the West	$2,486,220	9.55%	$1,040,985	4.00%	$1,301,231	5.00%
First Hawaiian Bank	848,320	9.91	342,328	4.00	427,911	5.00

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					To Be Well-
					Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands)
As of December 31, 2002:
Tier 1 capital to risk-weighted assets:
Bank of the West	$2,138,936	9.93%	$861,449	4.00%	$1,292,173	6.00%
First Hawaiian Bank	732,441	11.19	261,775	4.00	392,663	6.00
Total capital to risk-weighted assets:
Bank of the West	$2,633,602	12.23%	$1,722,898	8.00%	$2,153,622	10.00%
First Hawaiian Bank	887,254	13.56	523,551	8.00	654,439	10.00
Tier 1 capital to average assets (leverage ratio)(1):
Bank of the West	$2,138,936	9.17%	$933,283	4.00%	$1,166,604	5.00%
First Hawaiian Bank	732,441	9.21	317,972	4.00	397,465	5.00

(1)	The leverage ratio consists of a ratio of Tier 1 capital to average assets excluding goodwill and certain other items. The minimum leverage ratio guideline is three percent for banking organizations that do not anticipate or are not experiencing significant growth, and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, a strong banking organization, and rated a composite 1 under the Uniform Financial Institution Rating System established by the Federal Financial Institution Examination Council. For all others, the minimum ratio is 4%.

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

16.	Limitations on Payment of Dividends

      The primary sources of funds that we may use to pay dividends to BNP Paribas are dividends the Parent receives from its subsidiaries. Regulations limit the amount of dividends Bank of the West and First Hawaiian Bank may declare or pay. At December 31, 2003, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $810.5 million.

17.	Benefit Plans

Pension and Other Postretirement Benefit Plans

      The Company sponsors a noncontributory defined benefit pension plan, which is a merger of two separate plans. The first plan, for First Hawaiian employees, was frozen at December 31, 1995. As a result of that freeze, there are no further benefit accruals for First Hawaiian employees in the merged plan. The second plan, for Bank of the West employees, was a cash balance pension plan. The merged employee retirement plan (“ERP”) continues to provide cash balance benefit accruals for eligible Bank of the West employees.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also sponsors an unfunded excess benefit pension plan covering employees whose pay or benefits exceed certain regulatory limits, unfunded postretirement medical and life insurance plans, and, for certain key executives, an unfunded supplemental executive retirement plan (“SERP”).

      In connection with the acquisition of United California Bank (“UCB”), the Company assumed the pension and postretirement obligations of UCB. UCB employees participated in a noncontributory final pay defined benefit pension plan, an unfunded excess benefit pension plan covering employees whose pay or benefits exceed certain regulatory limits, an unfunded postretirement medical plan, and a 401(k) savings plan. In addition, certain key executives were eligible for a supplemental pension benefit if they met certain age and service conditions. The UCB plans were curtailed on June 30, 2003. The Company integrated UCB employees into the Company’s existing benefit plan structure on July 1, 2003. UCB employees were guaranteed the benefits they acquired through the UCB plans up to the curtailment date. The curtailment reduced the projected benefit obligation of the UCB retirement plan by $29.5 million measured as of July 1, 2003, which did not exceed the unrecognized net loss as of that date. The projected benefit obligation related to the UCB supplemental plan decreased by $2.9 million due to the curtailment. This exceeded the unrecognized loss in that plan resulting in a curtailment gain of $0.15 million during 2003. Special benefits were provided to UCB participants meeting certain age and service requirements; this is reflected as a termination benefit and is included in the pension liability. The special benefits were accounted for as an adjustment to goodwill as a purchase accounting adjustment due to the business combination of UCB with Bank of the West. The benefit obligations assumed by the Company in connection with the acquisition and the effect of the curtailment have been reflected in the table below.

      BancWest also has a non-qualified pension plan (the “Directors’ Retirement Plan”) that provides for eligible directors to qualify for retirement benefits based on their years of service as a director.

      The Company uses a December 31st measurement date for its pension and post retirement plans.

      Accounting for defined benefit pension plans involves four key variables that are utilized in the calculation of the Company’s annual pension costs. These factors include (1) size of the employee population and their estimated compensation increases, (2) actuarial assumptions and estimates, (3) expected long-term rate of return on plan assets and (4) the discount rate. Pension expense is directly affected by the number of employees eligible for pension benefits and their estimated compensation increases. Management is able to estimate compensation increases by reviewing the Company’s salary increases each year and comparing these figures with industry averages. In estimating the projected benefit obligation, actuaries base assumptions on factors such as the mortality rate, turnover rate, retirement rate, disability rate and other assumptions related to the population of individuals in the pension plan. The Company calculates the expected return on plan assets each year based on the balance of the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio in accordance to SFAS 87, Employers’ Accounting for Pensions. In determining the reasonableness of the expected rate of return, a number of factors are considered including the actual return earned on plan assets, historical rates of return on the various asset classes in which the plan portfolio is comprised, independent projections of returns on the various asset classes, current/ projected capital market conditions and economic forecasts.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize changes to the benefit obligation and fair value of plan assets for the years indicated:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(In thousands)
Benefit obligation at beginning of year	$408,059	$168,505	$41,765	$23,746
Service cost	10,316	10,223	2,066	1,913
Interest cost	26,817	22,451	2,501	2,135
Amendments	—	—	—	—
Actuarial (gain) loss	28,765	19,121	(1,505)	5,635
Termination of benefits	6,597	—	—	—
Curtailment of UCB plan	(32,409)	—	—	—
Acquisitions	—	202,682	—	10,145
Benefit payments	(18,332)	(14,923)	(2,338)	(1,809)

Benefit obligation at end of year	$429,813	$408,059	$42,489	$41,765

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(In thousands)
Fair value of plan assets at beginning of year	$325,862	$153,312	$—	$—
Actual return on plan assets	52,578	(45,468)	—	—
Acquisitions	—	185,611	—	—
Employer contributions	12,068	47,330	2,338	1,809
Benefit payments	(18,332)	(14,923)	(2,338)	(1,809)

Fair value of plan assets at end of year	$372,176	$325,862	$—	$—

      The following table summarizes the funded status of the plans and amounts recognized/ unrecognized in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(In thousands)
Funded status	$(57,637)	$(82,197)	$(42,489)	$(41,765)
Unrecognized net (gain) loss	50,305	87,476	3,991	5,696
Unrecognized prior service cost	—	—	—	—

Net amount recognized	$(7,332)	$5,279	$(38,498)	$(36,069)

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(In thousands)
Prepaid benefit cost	$52,674	$60,382	$—	$—
Accrued benefit liability	(60,006)	(55,103)	(38,498)	(36,069)
Intangible assets	—	—	—	—

Net amount recognized	$(7,332)	$5,279	$(38,498)	$(36,069)

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

      As of December 31, 2003 and 2002, no company stock was held by the pension plans.

      As part of the application of purchase price accounting for the UCB acquisition and the BNP Paribas Merger, liabilities of $5.9 million and $33.9 million were recorded as a fair value adjustment in 2003 and 2002, respectively.

      The accumulated benefit obligation for all defined benefit pension plans was $420.7 million and $372.1 million at December 31, 2003, and 2002, respectively.

      Key provisions for the pension plans, excluding the unfunded plans, as of December 31, 2003 and 2002 were as follows:

	December 31,

	2003	2002

	(In thousands)
Projected benefit obligation	$361,846	$349,203
Accumulated benefit obligation	361,846	323,714
Fair value of plan assets for the retirement plan with plan assets in excess of accumulated benefit obligations	372,176	325,862

      Except for the funded pension plans, the remaining plans had an accrued benefit liability. The benefit obligations for the unfunded plans were $68.0 million and $58.9 million at December 31, 2003 and 2002, respectively.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components of the net periodic benefit cost (credit) for 2003, 2002 and 2001:

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

	(In thousands)
Service cost	$10,316	$10,223	$4,039	$2,066	$1,913	$1,269
Interest cost	26,817	22,451	11,064	2,501	2,135	1,346
Expected return on plan assets	(30,196)	(27,869)	(16,182)	—	—	—
Amortization of transition (asset)/ obligation	—	—	(1,100)	—	—	—
Amortization of prior service cost	—	—	1,528	—	—	93
Recognized net actuarial (gain) loss	11,296	—	(6)	(9)	(62)	96

Net periodic benefit cost (credit)	18,233	4,805	(657)	4,558	3,986	2,804
Curtailment (gain) recognized	(150)	—	—	—	—	—

Total benefit cost (credit)	$18,083	$4,805	$(657)	$4,558	$3,986	$2,804

      The following table sets forth the components of the net periodic benefit cost (credit) for our funded plans for 2003, 2002 and 2001:

	Funded Pension Benefits

	2003	2002	2001

Service cost	$8,527	$8,134	$2,396
Interest cost	22,730	19,355	8,531
Expected return on plan assets	(30,196)	(27,869)	(16,182)
Amortization of transition (asset)/ obligation	—	—	(1,100)
Amortization of prior service cost	—	—	400
Recognized net actuarial (gain) loss	10,694	—	—

Net periodic benefit cost (credit)	$11,755	$(380)	$5,955

      Certain information presented in this section combines the Company’s consolidated results of operations from December 20, 2001 to December 31, 2001 with those for the period from January 1, 2001 to December 19, 2001. Financial information for the period from December 20, 2001 through December 31, 2001 was not material.

Assumptions

      Weighted-average assumptions used to determine benefit obligations were as follows at December 31:

	ERP Pension		SERP Pension
	Benefits		Benefits		Other Benefits

	2003	2002	2003	2002	2003	2002

Discount rate	6.25%	6.75%	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	NA	NA

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,

	ERP Pension Benefits			SERP Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.00%	7.00%	6.75%	7.00%	7.00%	6.75%	7.00%	7.00%
Expected long-term return on plan assets	9.50%	9.50%	9.50%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.50%	4.50%	NA	NA	NA

      The long-term rate of return on assets was based on the compound average growth rate of the plans assets, excluding contributions, during the last fifteen years.

      Assumed health care cost trend rates at December 31,

	Bank of		First Hawaiian
	the West		Bank		UCB

	2003	2002	2003	2002	2003	2002

	(In thousands)
Health care cost trend rate assumed for next year	8%	15%	9%	9%	8%	15%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2007	2011	2010	2010	2010

      Assumed health care cost trend rates have an impact on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following pre-tax effect:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on 2003 total of service and interest cost components	$408	$(353)
Effect on postretirement benefit obligation at December 31, 2003	$2,551	$(2,246)

Plan Assets

      BancWest’s pension plan asset allocations at December 31, 2003 and 2002 were as follows:

	BancWest		UCB Plan
	Plan Assets at		Assets at
	December 31,		December 31,

	2003	2002	2003	2002

Equity securities	71%	61%	52%	50%
Debt securities	20%	24%	30%	33%
Real estate	0%	0%	0%	0%
Cash and cash equivalents	5%	12%	18%	17%
Other	4%	3%	0%	0%

Total	100%	100%	100%	100%

      Equity securities in the BancWest and UCB plans did not include BancWest common stock at December 31, 2003 and 2002. The maturities of debt securities in the BancWest plan at December 31, 2003, range from 7 to 8 years with a weighted-average maturity of 7.6 years.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assets within the BancWest Employee Retirement Plan and the UCB Retirement Plan (“the Plans”) are managed in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The objective of the Plans is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the Plans’ expected long-term rates of return. The Plans’ committees recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the Plans’ assets will decline in value. The asset allocation is likely to be the primary determinant of the Plans’ return and the associated volatility of returns for the Plans. The Plans’ expected long-term rate of return was estimated to be 9.5% at both December 31, 2002 and December 31, 2003.

      The UCB Retirement Plan assets are managed with a focus on asset allocation. Management’s assessment of the plan’s long-term needs for liquidity and income drives the asset allocation parameters. Asset allocation is also used to manage and limit volatility and risk within the plan. Given the curtailment of the UCB Retirement Plan, a more risk averse management approach was approved by management effective November 2003 and will be employed by the plan’s investment advisor henceforth. The UCB Retirement Plan uses proprietary mutual funds and a collective investment fund to invest in the equity and debt markets. The equity funds provide broad market exposure to both large and small cap, domestic and international stocks, while the debt fund provides exposure to the investment grade domestic bond market. The plan has not used derivative instruments in the past, and has no plans to utilize them in the future.

      The target asset allocations for the two plans for December 31, 2004 are as follows:

	BancWest Plan	UCB Plan

Equity securities	50-70%	40%
Debt securities	20-40%	60%
Real estate	0-15%	0%
Cash	0%	0%
Other	0-15%	0%

Contributions

      BancWest expects to contribute $2.5 million to its defined benefit pension plans and $2.5 million to its other post retirement benefit plans in 2004.

Money Purchase and 401(k) Match Plans

      The Company contributes to a defined contribution money purchase plan, the Bank of the West Savings Plan. The Company matches employees’ contributions (up to 3% of pay) to a 401(k) component of the defined contribution plan. The plan covers substantially all employees who satisfy applicable age and length-of-service requirements, except for a select group of key executives who are eligible for the Company’s unfunded supplemental executive retirement plan.

      For 2003, 2002 and 2001, the money purchase plan contribution was $3.9 million, $4.6 million and $4.7 million, respectively. The matching employer contributions to the 401(k) plan for 2003, 2002 and 2001 were $6.1 million, $5.4 million and $4.1 million, respectively. Matching employer contributions for 2001 reflect the addition of the Bank of the West Savings Plan participants to the Company’s defined contribution plan. Matching employer contributions for 2003 and 2002 reflect Bank of the West’s contributions to the United California Bank Premiere Savings Plan for the period September 1, 2002 through June 30, 2003. As of July 1, 2003 UCB employees were integrated into the Bank of the West Savings Plan.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan for Key Executives

      The Company has an Incentive Plan for Key Executives (the “IPKE”), under which cash awards are made to key executives. The IPKE limits the aggregate and individual value of awards that could be issued in any one fiscal year. Salary and employee benefits expense includes IPKE expense of $23 million for 2003, $17 million for 2002 and $10 million for 2001.

Long-Term Incentive Plan

      The Long-Term Incentive Plan (the “LTIP”) pays cash awards to selected key executives if the Corporation achieves specified performance levels over multi-year performance cycles. Due to the change-in-control provisions of the LTIP plan, as a result of the BNP Paribas Merger, the Company paid a maximum award to the participants in each of the three open cycles that began in 1999, 2000 and 2001. New three-year LTIP cycles began on January 1, 2002, 2003 and 2004. Salary and employee benefits expense for the Company includes LTIP expense of $4 million for 2003, $5 million for 2002 and $4 million for 2001.

18.	Stock-Based Compensation

Stock Incentive Plan (“SIP”)

      Due to the BNP Paribas Merger, the SIP was terminated and each vested and unvested option outstanding under the SIP was cancelled. We became obligated to pay our option holders $35 per share less the applicable option exercise price. Those payments were made in January 2002.

      The following table summarizes activity under the SIP and SierraWest Option Plans for 2001:

	Options Outstanding

		Weighted
		Average
		Exercise
	Shares	Price

Balance at December 19, 2001	4,986,702	18.49
Cancellation of options	(4,986,702)	18.49

Balance at December 31, 2001	—

      In accounting for our option plans, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There has been no compensation cost charged against income for the option plans, as options were granted at exercise prices no less than the fair market value of the common stock on the date of grant. Had compensation cost for the option plans been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” net income would have been reduced to the pro forma amount indicated below:

January 1, 2001
Through
December 19, 2001

(In thousands)
Net income:
As reported	$246,502

Pro forma	$239,835

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under SFAS No. 123, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

2001

Expected dividend yield	3.04%
Expected common stock volatility	27.67
Risk-free interest rate	6.22
Expected life of the options	6 years

      The weighted average grant date fair value of options granted was $6.98 in 2001.

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

19.	Other Noninterest Expense

      For the periods indicated, other noninterest expense included the following:

	Company			Predecessor

	Year Ended	Year Ended	Dec. 20, 2001	Jan. 1, 2001
	Dec. 31,	Dec. 31,	Through	Through
	2003	2002	Dec. 31, 2001	Dec. 19, 2001

	(In thousands)
Stationery and supplies	$25,416	$29,016	$928	$21,076
Advertising and promotions	23,535	27,420	666	16,400
Other	131,820	102,040	2,016	83,056

Total other noninterest expense	$180,771	$158,476	$3,610	$120,532

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes

      The table below excludes $1.7 million of tax expense resulting from the cumulative effect of the adoption of FIN 46. For the periods indicated, the provision for income taxes was comprised of the following:

	Company			Predecessor

	Year Ended	Year Ended	Dec. 20, 2001	Jan. 1, 2001
	Dec. 31,	Dec. 31,	Through	Through
	2003	2002	Dec. 31, 2001	Dec. 19, 2001

	(In thousands)
Current:
Federal	$214,911	$70,535	$2,140	$75,733
States and other	51,914	25,456	596	21,110

Total current	266,825	95,991	2,736	96,843

Deferred:
Federal	(3,127)	113,558	1,589	56,254
States and other	9,000	24,445	382	13,508

Total deferred	5,873	138,003	1,971	69,762

Total provision for income taxes	$272,698	$233,994	$4,707	$166,605

      At December 31, 2003, the Company has a federal alternative minimum tax credit carryforward of $235,000 and state general business credit carryforwards of $2,494,000 which may be used to offset future Federal and state income taxes. The credits do not expire. The components of the Company’s net deferred income tax liabilities at December 31, 2003 and 2002 were as follows:

	2003	2002

	(In thousands)
Assets
Allowance for loan and lease losses and nonperforming assets	$181,844	$177,326
Deferred compensation expenses	61,065	54,152
Intangible assets	—	2,831
State income and franchise taxes	11,951	7,055
Other	22,732	14,423

Total deferred income tax assets	277,592	255,787

Liabilities
Leases	771,395	744,169
Investment securities	37,340	64,229
Depreciation expense	18,498	23,082
Intangible assets	10,303	—

Total deferred income tax liabilities	837,536	831,480

Net deferred income tax liabilities	$559,944	$575,693

      Net deferred income tax liabilities are included in other liabilities in the Consolidated Balance Sheets.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the periods indicated:

	Company					Predecessor

	Year Ended		Year Ended		Dec. 20, 2001	Jan. 1, 2001
	December 31,		December 31,		Through	Through
	2003		2002		Dec. 31, 2001	Dec. 19, 2001

	Amount	%	Amount	%	Amount	Amount	%

				(in thousands)
Federal statutory income tax rate	$249,071	35.0%	$208,364	35.0%	$4,098	$145,043	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	39,945	5.6	36,027	6.1	700	24,780	6.0
Goodwill amortization	—	—	—	—	—	10,866	2.5
Tax credits	(9,374)	(1.3)	(14,407)	(2.4)	(211)	(7,454)	(1.8)
Other	(6,944)	(1.0)	4,010	0.6	120	(6,630)	(1.5)

Effective income tax rate	$272,698	38.3%	$233,994	39.3%	$4,707	$166,605	40.2%

      For information regarding lease-in/ lease-out transactions, see Note 23 to the Consolidated Financial Statements.

21.	Operating Segments

      Our reportable segments are the ones we use in our internal reporting at Bank of the West and First Hawaiian Bank. Bank of the West’s segments operate primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. As discussed below, certain Bank of the West segments conduct business nationwide. Although First Hawaiian Bank’s segments operate primarily in Hawaii, it also has significant operations outside the state, such as leveraged leases, international banking and branches in Guam and Saipan.

      The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each reporting segment. The net interest income of each segment includes the results of the respective bank’s transfer pricing process, which assesses an internal funds charge on all segment assets and a funds credit on all segment liabilities. The internal charges and credits assigned to each asset and liability are intended to match the maturity, repayment and interest rate characteristics of that asset or liability. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed. Changes in management structure and/or the allocation process may result in changes in allocations and transfers. In that case, results for prior periods would be (and have been) restated for comparability. Results for 2002 and 2001 have been restated to reflect changes in the transfer pricing methodology and noninterest income and expense allocation methodology applied in 2003.

Bank of the West

      Bank of the West manages its operations through three business segments: Regional Banking, Commercial Banking and Consumer Finance.

                  Regional Banking

      Regional Banking seeks to serve a broad customer base by furnishing a wide range of retail and commercial banking products. Deposit products offered by this segment include checking accounts, savings

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deposits, market rate accounts, individual retirement accounts and time deposits. Regional Banking utilizes its branch network as its principal funding source. Bank of the West’s telephone banking service, a network of automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts.

      Through its branch network, this business segment originates a variety of consumer loans, including direct vehicle loans, lines of credit and second mortgages. In addition, Regional Banking originates and holds a portfolio of first mortgage loans on one- to four-family residences. Through its commercial banking operations conducted from its branch network, Regional Banking offers a wide range of commercial banking products intended to serve the needs of smaller community-based businesses. These include in-branch originations of standardized loan and deposit products for businesses with relatively simple banking and financing needs. Regional Banking also provides a number of fee-based products and private banking services for small business principals including trust and investment services.

      More complex and customized commercial banking services are offered through the segment’s Business Banking Centers which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the relevant market areas. Business Banking Centers support commercial lending activities for middle market business customers in locations throughout California, as well as Portland, Oregon, Reno and Las Vegas, Nevada and Albuquerque, New Mexico.

      The Regional Banking Segment also includes a Pacific Rim Division which offers multilingual services through a branch network in predominately Asian American communities in California, with specialized domestic and international products and services for both individuals and companies.

Commercial Banking

      The Commercial Banking Segment supports business clients with revenues between $25 million and $350 million. This segment’s clients include those engaged in agribusiness, real estate industries, as well as, churches, Small Business Administration (SBA) and equipment leasing clients. Equipment leasing is available through the Company’s commercial offices, branches, brokers across the nation and its subsidiary, Trinity Capital. Trinity specializes in nationwide vendor leasing and servicing programs for manufacturers in specific markets.

      Services offered include cash management, trade finance, correspondent banking services and syndication of commercial credits.

Consumer Finance

      The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes Bank of the West’s wholly-owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. In February 2004, Essex began retaining certain types of loans in its own portfolio. In previous years, Essex sold substantially all of its loans to investors while maintaining servicing contracts. Essex has office locations throughout the United States.

First Hawaiian Bank

      First Hawaiian Bank manages its operations through the following business segments: Retail Banking, Consumer Banking, Commercial Banking and Financial Management.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retail Banking

      First Hawaiian Bank’s Retail Banking Segment operates its main banking office in Honolulu, Hawaii, and 55 other banking offices located throughout Hawaii. First Hawaiian Bank also operates three branches in Guam and two branches in Saipan.

      The focus of First Hawaiian Bank’s retail/community banking strategy is primarily in Hawaii, where it has a 40% market share of the domestic bank deposits of individuals, corporations and partnerships in the state as of December 31, 2003. Thanks to its significant market share in Hawaii, First Hawaiian Bank already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

      In pursuing the community banking markets in Hawaii, Guam and Saipan, First Hawaiian Bank seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, First Hawaiian Bank generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. Through commercial banking operations conducted from its branch network, First Hawaiian Bank offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. First Hawaiian Bank also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage.

      To complement its branch network and serve these customers, First Hawaiian Bank operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system.

Consumer Finance

      Consumer Lending: First Hawaiian Bank offers many types of loans and credits to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. First Hawaiian Bank also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian Bank’s Dealer Center is the largest commercial bank automobile lender in the State of Hawaii. First Hawaiian Bank is the largest issuer of MasterCard®credit cards and VISA® credit cards in Hawaii.

      Real Estate Lending-Residential: First Hawaiian Bank makes residential real estate loans, including home-equity loans, to enable borrowers to purchase, refinance, improve or construct residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii. First Hawaiian Bank also originates residential real estate loans for sale on the secondary market.

Commercial Banking

      Commercial Lending: First Hawaiian Bank is a major lender to small and medium-sized businesses in Hawaii and Guam. Lending services include receivable and inventory financing, term loans, for equipment acquisition and facilities expansion and trade financing letters of credit. To support the cash management needs of both commercial banking customers and large private and public deposit relationships maintained with the Company, First Hawaiian Bank operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

      Real Estate Lending-Commercial: First Hawaiian Bank provides interim construction, residential track development and permanent financing for commercial real estate projects, including retail facilities, warehouses and office buildings. The Bank also does lease-to-fee conversion financing for condominium associations and cooperatives.

      International Banking Services: First Hawaiian Bank provides international banking products and services through First Hawaiian Bank’s branch system, its Japan Business Development Department in

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Honolulu, a Grand Cayman branch, three Guam branches, two branches in Saipan and a representative office in Tokyo, Japan. First Hawaiian Bank maintains a network of correspondent banking relationships throughout the world. First Hawaiian Bank’s trade-related international banking activities are concentrated in the Asia-Pacific area.

      Leasing: First Hawaiian Bank provides leasing services for businesses from heavy equipment to office computer and communication systems.

Financial Management

      Trust and Investment Services: First Hawaiian Bank’s Financial Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 2003, the Trust and Investments Division had approximately 4,000 accounts with a market value of $9.1 billion. Of this total, $5.7 billion represented assets in nonmanaged accounts and $3.4 billion were managed assets.

      Securities and Insurance Services: First Hawaiian Bank, through a wholly-owned subsidiary, First Hawaiian Insurance, Inc., provides insurance brokerage services for personal, business or estate insurance to its customers. First Hawaiian Insurance offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products. In association with an independent registered broker-dealer, First Hawaiian Bank offers mutual funds, annuities and other securities in its branches.

      Private Banking Services: The Private Banking Department within First Hawaiian Bank’s Financial Management Segment provides a wide range of products to high-net-worth individuals.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The table below presents information about the Company’s operating segments as of or for the periods indicated. The “Other BancWest” category in the table below consists principally of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc. and BancWest Investment Services (“BWIS”). The reconciling items are principally consolidating entries to eliminate intercompany balances and transactions. Certain information presented in this section combines the Company’s consolidated results of operations from December 20, 2001 to December 31, 2001 with those for the period from January 1, 2001 to December 19, 2001. Financial information for the period from December 20, 2001 through December 31, 2001 was not material. The following table summarizes significant financial information, as of or for years ended December 31, of our reportable segments:

	Bank of the West				First Hawaiian Bank

	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial
	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)

	(In millions)
Year ended December 31, 2003:
Net interest income	$495.0	$315.7	$207.1	$76.3	$230.1	$85.8	$30.8	$—	$(3.4)
Noninterest income	163.1	45.7	11.8	25.2	57.1	28.9	8.2	29.6	17.6
Noninterest expense	426.2	115.1	60.3	30.0	168.3	45.8	8.4	25.1	0.1
Provision for loan and lease losses	11.4	(0.6)	54.6	—	6.4	9.5	4.4	—	(4.4)
Tax provision (benefit)	86.4	96.8	40.8	28.0	42.1	22.2	7.1	1.8	9.4

Income before cumulative effect of accounting change	134.1	150.1	63.2	43.5	70.4	37.2	19.1	2.7	9.1
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	—	—	(2.4)

Net income (loss)	$134.1	$150.1	$63.2	$43.5	$70.4	$37.2	$19.1	$2.7	$6.7

Segment assets at December 31	7,599	8,691	7,974	5,036	3,541	1,479	1,150	21	3,742
Segment goodwill at December 31	1,214	706	308	—	650	216	118	10	—
Average assets	7,502	8,317	7,564	3,787	2,730	1,195	909	7	4,522
Average loans	5,482	7,035	7,241	—	2,459	1,213	885	3	423
Average deposits	13,910	2,936	12	1,337	6,540	9	22	49	163
Year ended December 31, 2002:
Net interest income	$486.0	$263.4	$183.1	$55.1	$234.3	$72.5	$23.3	$—	$1.0
Noninterest income	143.7	30.8	11.7	22.0	52.3	26.6	6.2	26.8	12.4
Noninterest expense	396.8	96.7	55.8	49.3	161.8	41.8	6.7	23.7	(1.1)
Provision for loan and lease losses	15.3	14.8	45.2	—	9.0	9.5	0.2	—	1.4
Tax provision (benefit)	87.1	73.2	37.6	11.1	44.5	18.2	6.8	1.2	6.6

Net income (loss)	$130.5	$109.5	$56.2	$16.7	$71.3	$29.6	$15.8	$1.9	$6.5

Segment assets at December 31	7,439	8,246	6,969	3,396	3,269	1,474	1,058	14	3,354
Segment goodwill at December 31	1,215	707	308	—	650	216	118	10	—
Average assets	6,818	7,014	6,655	2,542	3,311	1,350	887	13	3,197
Average loans	4,992	5,982	6,300	1	2,455	1,136	764	—	689
Average deposits	12,539	1,927	11	1,553	6,055	10	10	42	187
Year ended December 31, 2001:
Net interest income	$265.3	$95.4	$135.3	$6.9	$246.5	$65.2	$18.8	$0.3	$(0.6)
Noninterest income	87.0	11.6	10.6	48.6	49.7	19.4	7.8	29.6	41.0
Noninterest expense	256.1	31.8	43.7	12.8	173.5	40.8	5.7	22.6	4.9
Provision for loan and lease losses	22.6	7.1	41.9	—	8.4	8.1	0.9	—	14.1
Tax provision (benefit)	31.4	29.0	25.7	18.2	42.5	13.2	6.1	2.7	9.2

Net income (loss)	$42.2	$39.1	$34.6	$24.5	$71.8	$22.5	$13.9	$4.6	$12.2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other	Reconciling	Consolidated
	BancWest(3)	Items(4)	Totals

	(In millions)
Year ended December 31, 2003:
Net interest income	$(138.9)	$—	$1,298.5
Noninterest income	0.1	—	387.3
Noninterest expense	13.5	—	892.8
Provision for loan and lease losses	—	—	81.3
Tax provision (benefit)	(61.9)	—	272.7

Income before cumulative effect of accounting change	(90.4)	—	439.0
Cumulative effect of accounting change, net of tax	—	—	(2.4)

Net income (loss)	$(90.4)	$—	$436.6

Segment assets at December 31	6,958	(7,839)	38,352
Segment goodwill at December 31	—	5	3,227
Average assets	6,743	(7,378)	35,898
Average loans	57	(42)	24,756
Average deposits	—	(67)	24,911
Year ended December 31, 2002:
Net interest income	$(124.3)	$—	$1,194.4
Noninterest income	(0.1)	—	332.4
Noninterest expense	4.6	—	836.1
Provision for loan and lease losses	—	—	95.4
Tax provision (benefit)	(52.3)	—	234.0

Net income (loss)	$(76.7)	$—	$361.3

Segment assets at December 31	6,514	(6,984)	34,749
Segment goodwill at December 31	—	5	3,229
Average assets	5,962	(6,379)	31,370
Average loans	60	(39)	22,340
Average deposits	—	(34)	22,300
Year ended December 31, 2001:
Net interest income	$(16.6)	$—	$816.5
Noninterest income	3.1	—	308.4
Noninterest expense	3.8	—	595.7
Provision for loan and lease losses	—	—	103.1
Tax provision (benefit)	(6.7)	—	171.3

Net income (loss)	$(10.6)	$—	$254.8

(footnotes on next page)

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The material net interest income and noninterest income items in the Other column relate to Treasury activities of $83.9 million and unallocated other income of $17.6 million for the year ended December 31, 2003. The material net interest income and noninterest income items in the Other column resulted substantially from Treasury activities of $40.6 million and unallocated other income of $36.5 million for the year ended December 31, 2002. The material net interest income and noninterest income items in the Other column resulted substantially from Treasury activities of $27.1 million and unallocated other income of $28.4 million for the year ended December 31, 2001.

The material noninterest expense items in the Other column is substantially derived from Treasury activities of $17.5 million and unallocated administrative items of $12.5 million for the year ended December 31, 2003. The material noninterest expense items in the Other column primarily resulted from Treasury activities of $16.1 million, unallocated merger-related costs of $17.6 million and unallocated administrative items of $15.6 million for the year ended December 31, 2002. The material noninterest expense items in the Other column primarily resulted from Treasury activities of $10.8 million and unallocated administrative items of $2.0 million for the year ended December 31, 2001.

The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented.

The material average deposit items in the Other column relate to unallocated Treasury balances for the periods presented.

(2)	Other is composed of Administrative and Syndicated and Media Lending. Administrative represents administrative support areas including Information Management and Operations and Finance and Investment.

The material items in the Other column related to noninterest income resulted primarily from gains on sale of a leveraged lease for the year ended December 31, 2003. Other material items related to net interest income and noninterest income in 2003, 2002 and 2001 include unallocated other income and Treasury activities.

The material items in the Other column related to average assets are unallocated Treasury securities for the periods presented. The material items in the Other column related to average deposits are unallocated balances for the periods presented.

(3)	The Other BancWest category consists primarily of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc., BancWest Capital I and First Hawaiian Capital I.

(4)	The reconciling items in the above table are principally intercompany eliminations.

22.	International Operations

      The Company’s international operations are principally in Guam, Saipan, Grand Cayman and British West Indies. These operations involve foreign banking and international financing activities, including short-term investments, loans and leases, acceptances, letters of credit financing and international funds transfers.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about the Company’s foreign, domestic and consolidated operations as of or for the years ended December 31:

	Foreign	Domestic	Consolidated

	(In thousands)
Company:
2003:
Total revenue	$21,768	$2,049,201	$2,070,969
Income before income taxes	12,129	699,503	711,632
Net income	6,842	429,722	436,564
Total assets	575,689	37,776,526	38,352,215
2002:
Total revenue	$20,446	$1,971,640	$1,992,086
Income before income taxes	8,490	586,836	595,326
Net income	5,155	356,177	361,332
Total assets	435,320	34,313,947	34,749,267
For the period from December 20 through December 31, 2001
Total revenue	$1,324	$46,391	$47,715
Income before income taxes	260	12,749	13,009
Net income	189	8,113	8,302
Total assets at December 31	535,950	21,110,564	21,646,514
Predecessor:
For the period from January 1 through December 19, 2001
Total revenue	43,949	1,540,383	1,584,332
Income before income taxes	8,805	404,302	413,107
Net income	5,623	240,879	246,502

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

	2003	2002

Average foreign assets to average total assets	1.59%	1.71%
Average foreign liabilities to average total liabilities	2.14	2.48

23.	Commitments and Contingent Liabilities

      In the normal course of business, we are a party to various off-balance-sheet commitments entered into to meet the financing needs of our customers. These financial instruments include commitments to extend credit; standby and commercial letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risks.

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lease-in/ lease-out (“LILO”) transactions have recently become an industry-wide issue as the Internal Revenue Service (“IRS”) evaluates whether or not the tax deductions connected with such transactions are allowable for U.S. federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In 2003, the IRS determined that the tax deductions associated with many of the Company’s LILO transactions should be disallowed, and the Company expects the IRS to take the same position on the Company’s remaining LILO transactions. The Company continues to believe that it properly reported its LILO transactions and will contest the results of the IRS’s audit. At the present time, the Company cannot predict the outcome of this issue.

      Off-balance-sheet commitments were as follows at December 31, 2003:

Notional/
Contract
Amount

(In thousands)
Contractual amounts which represent credit risk:
Commitments to extend credit	$7,702,119
Standby letters of credit	667,699
Commercial letters of credit	84,279

     Facilities Management Agreement

      In August 1999, the Company signed a six-year facilities management agreement in connection with the consolidation of its three data centers. At December 31, 2003, the Company had the following future minimum payments under this noncancelable agreement:

Minimum
Payments

(In thousands)
2004	$16,934
2005	11,289

Total	$28,223

      Expenses under this facilities management agreement for the years ended December 31, 2003, 2002 and 2001 were approximately $23.0 million, $21.6 million and $20.4 million, respectively.

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

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Fair Value of Financial Instruments

      The following table presents a summary of the book and fair value of the Company’s financial instruments, excluding leases, at December 31 for the years indicated:

	2003		2002

	Book Value	Fair Value	Book Value	Fair Value

		(In thousands)
Financial Assets:
Cash and due from banks	$1,538,004	$1,538,004	$1,761,261	$1,761,261
Interest-bearing deposits in other banks	189,687	189,701	2,098	6,963
Federal funds sold and securities purchased under agreements to resell	444,100	444,100	430,056	430,056
Investment securities available-for-sale:	5,927,762	5,927,762	3,940,769	3,940,769
Loans held for sale	51,007	51,007	85,274	85,274
Loans	23,303,285	23,523,306	21,745,048	21,888,888
Customers’ acceptance liability	30,078	30,078	25,945	25,945
Other financial assets	87,270	87,270	100,054	100,054
Financial Liabilities:
Deposits	$26,403,117	$26,432,808	$24,557,479	$24,605,379
Short-term borrowings	2,327,686	2,327,686	1,524,750	1,524,750
Acceptances outstanding	30,078	30,078	25,945	25,945
Long-term debt	4,221,025	4,461,068	3,376,947	3,579,829
Guaranteed preferred beneficial interests in junior subordinated debentures	—	—	259,191	267,010
Other financial liabilities	36,299	36,299	50,411	50,411

      The following table presents a summary of the fair value of the Company’s off-balance-sheet financial instruments, excluding leases:

	December 31,

	2003	2002

	(In thousands)
Commitments to extend credit	$43,019	$20,316
Standby letters of credit	7,327	4,050
Commercial letters of credit	792	538

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	BancWest Corporation (Parent Company Only) Financial Statements

      In the financial statements presented below, the investment in subsidiaries is accounted for under the equity method.

Statements of Income

	Company			Predecessor

	Year Ended	Year Ended	Dec. 20, 2001	Jan. 1, 2001
	Dec. 31,	Dec. 31,	Through	Through
	2003	2002	Dec. 31, 2001	Dec. 19, 2001

		(In thousands)
Income:
Dividends from:
Bank of the West	$57,667	$57,281	$—	$54,756
First Hawaiian Bank	22,068	28,072	—	77,444
Other subsidiaries	349	698	—	1,991
Interest and fees from subsidiaries:	13,110	12,775	478	12,890
Other interest and dividends	479	699	6	673

Total income	93,673	99,525	484	147,754

Expense:
Interest expense:
Short-term borrowings	—	11,625	—	160
Long-term debt	155,797	129,627	4,243	28,385
Salaries and benefits	2,897	1,884	—	—
Professional services	1,109	877	—	249
Other	1,953	1,482	65	3,353

Total expense	161,756	145,495	4,308	32,147

Income (loss) before income tax benefit and equity in undistributed income (loss) of subsidiaries	(68,083)	(45,970)	(3,824)	115,607
Income tax benefit	59,866	52,918	1,516	7,253

Income (loss) before equity in undistributed income (loss) of subsidiaries	(8,217)	6,948	(2,308)	122,860
Equity in undistributed income (loss) of subsidiaries:
Bank of the West	333,199	255,633	6,168	79,497
First Hawaiian Bank	114,008	97,087	4,377	43,202
Other subsidiaries	(2,426)	1,664	65	943

Net income	$436,564	$361,332	$8,302	$246,502

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheets

	December 31,

	2003	2002

	(In thousands, except number
	of shares and per share data)
Assets:
Cash on deposit with subsidiary banks	$23,767	$102
Interest-bearing deposits in other banks	151	—
Loans, net of allowance for loan and lease losses of $120 in 2003 and 2002	404	2,105
Available-for-sale investment securities	—	22,073
Investment in subsidiaries:
Bank of the West	4,834,983	4,540,055
First Hawaiian Bank	1,869,027	1,757,919
Other subsidiaries	12,880	22,311
Due from:
Bank of the West	125,084	108,201
First Hawaiian Bank	75,781	92,679
Other subsidiaries	3,026	—
Goodwill	5,206	5,206
Current and deferred income taxes	12,086	249
Other assets	2,633	3,343

Total assets	$6,965,028	$6,554,243

Liabilities and Stockholder’s Equity:
Due to subsidiaries	—	267,728
Other liabilities	47,598	16,572
Long-term debt	2,654,557	2,402,461

Total liabilities	2,702,155	2,686,761

Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $.01 per share at December 31, 2003 and 2002 Authorized-150,000,000 shares at December 31, 2003 and 2002 Issued-85,759,123 shares at December 31, 2003 and 2002	858	858
Surplus	3,419,927	3,419,927
Retained earnings	806,198	369,634
Accumulated other comprehensive income, net	35,890	77,063

Total stockholder’s equity	4,262,873	3,867,482

Total liabilities and stockholder’s equity	$6,965,028	$6,554,243

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Company			Predecessor

	Year Ended	Year Ended	Dec. 20, 2001	Jan. 1, 2001
	December 31,	December 31,	Through	Through
	2003	2002	Dec. 31, 2001	Dec. 19, 2001

		(In thousands)
Cash flows from operating activities:
Net income	$436,564	$361,332	$8,302	$246,502
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(444,780)	(348,402)	(10,610)	(123,642)
Cash paid for BNP Paribas cancellation of stock options	—	(83,347)	—	—
Other	12,009	(3,379)	2,221	134

Net cash provided by (used in) operating activities	3,793	(73,796)	(87)	122,994

Cash flows from investing activities:
Net change in:
Securities sold under agreements to repurchase	—	—	(83,400)	4
Loans repaid by directors and executive officers	1,701	50	1	1,249
Repayments from (advances to) subsidiaries	(2,985)	—	—	(25,015)
Investment in Bank of the West	—	(2,402,978)	—	—
Proceeds from available-for-sale investment securities	22,073	76,988	—	300
Investment in BancWest Investment Services	(766)	—	—	—

Net cash provided by (used in) investing activities	20,023	(2,325,940)	(83,399)	(23,462)

Cash flows from financing activities:
Cash received from BNP Paribas for cancellation of stock options	—	—	83,347	—
Net increase (decrease) in short-term borrowings	—	—	—	(5,477)
Proceeds from (payments on) long-term debt and junior subordinated debentures	—	1,600,000	—	—
Payment on long-term debt	—	(802,771)	—	—
Cash dividends paid	—	—	—	(99,772)
Proceeds from (payment on) issuance of common stock	—	1,600,000	—	(31)
Discounted share purchase plan	—	2,425	—	—
Issuance (purchase) of treasury stock, net	—	—	—	3,390
Income tax benefit from stock-based compensation	—	—	—	2,435

Net cash provided by (used in) financing activities	-	2,399,654	83,347	(99,455)

Net increase (decrease) in cash	23,816	(82)	(139)	77
Cash at beginning of period	102	184	323	246

Cash at end of period	$23,918	$102	$184	$323

BANCWEST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Company			Predecessor

	Year Ended	Year Ended	Dec. 20, 2001	Jan. 1, 2001
	December 31,	December 31,	Through	Through
	2003	2002	Dec. 31, 2001	Dec. 19, 2001

		(In thousands)
Supplemental disclosures:
Interest paid	$128,210	$34,568	$237	$29,167
Income taxes refunded	$47,879	$65,600	$184	$6,766

26.	Subsequent Event

      On March 16, 2004 BancWest announced that it signed an agreement to acquire Community First Bankshares, Inc. (Community First), whereby BancWest will pay $32.25 for each Community First share in a cash transaction valued at $1.2 billion. Community First is a holding company that operates Community First National Bank, which has 155 branches in 12 states, Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Community First also owns insurance agencies in 47 communities. It is anticipated that the purchase transaction will close in the third quarter of 2004, subject to approval from Community First shareholders and federal and state banking regulators. At that time, Community First National Bank will be merged into Bank of the West. As a purchase transaction, the results of operations of Community First will be included with that of BancWest subsequent to the consummation of the transaction.

BANCWEST CORPORATION AND SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

      A summary of unaudited quarterly financial data for 2003 and 2002 is presented below:

	Quarter
					Annual
	First	Second	Third	Fourth	Total

	(In thousands)
2003
Interest income	$417,476	$419,364	$424,270	$422,535	$1,683,645
Interest expense	102,237	98,039	92,908	92,023	385,207

Net interest income	315,239	321,325	331,362	330,512	1,298,438
Provision for loan and lease losses	22,690	18,860	24,145	15,600	81,295
Noninterest income	94,834	100,574	99,626	92,290	387,324
Noninterest expense	220,660	229,789	222,963	219,423	892,835

Income before income taxes and cumulative effect of accounting change (See Note 5 to financial statements)	166,723	173,250	183,880	187,779	711,632
Provision for income taxes	64,642	65,588	69,268	73,200	272,698

Income before cumulative effect of accounting change	102,081	107,662	114,612	114,579	438,934
Cumulative effect of accounting change, net of tax	—	—	2,370	—	2,370

Net income	$102,081	$107,662	$112,242	$114,579	$436,564

2002
Interest income	$329,284	$447,690	$444,548	$438,200	$1,659,722
Interest expense	104,804	125,796	123,814	110,916	465,330

Net interest income	224,480	321,894	320,734	327,284	1,194,392
Provision for loan and lease losses	20,007	22,902	26,300	26,147	95,356
Noninterest income	62,624	88,429	91,639	89,672	332,364
Noninterest expense	159,098	228,820	224,364	223,792	836,074

Income before income taxes	107,999	158,601	161,709	167,017	595,326
Provision for income taxes	42,582	62,023	64,651	64,738	233,994

Net income	$65,417	$96,578	$97,058	$102,279	$361,332

BANCWEST CORPORATION AND SUBSIDIARIES

GLOSSARY OF FINANCIAL TERMS

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

      Dividend: Usually a cash distribution to our stockholder of a portion of our earnings.

      Efficiency ratio: Noninterest expense as a percentage of total operating revenue (net interest income plus noninterest income.)

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

      Leverage ratio: Tier 1 Capital divided by the sum of average total assets minus certain intangible assets.

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

      Nonperforming assets: Nonaccrual loans and leases plus OREO (other real estate owned) and repossessed personal property.

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

      Stock option: Form of employee incentive in which the employee of the Company is given the right to purchase shares of stock at a determinable price within a specified period of years.

      Tier 1 Capital: Common stockholder’s equity plus perpetual preferred stock and certain minority equity interests in subsidiaries, minus goodwill and certain qualifying intangible assets.

      Total Capital: Tier 1 Capital plus the allowance for loan and lease losses (not to exceed 1.25% of risk-weighted assets) plus qualifying subordinated debt, trust preferred stock, convertible debt securities and certain hybrid investments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

      The Corporation maintains disclosure controls and procedures that are designed to ensure that required information is disclosed in the Corporation’s Exchange Act reports. Information must be accumulated and communicated to the Corporation’s management, including the Corporation’s chairman and chief executive officer and its chief financial officer, as appropriate to allow timely decisions regarding required disclosure based closely on the definition of “disclosures and procedures” in Rules 132-15(f) and 15d-15(f) of the Exchange Act. As of December 31, 2003, the Corporation conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chairman and chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, its chairman and chief executive officer and its chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting material information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

      As of the end of the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could materially affect or is reasonably likely to materially affect, the Company’s internal control over financial reporting as defined in Rules 132-15(f) and 15d-15(f) of the Exchange Act.

PART III

Item 10.	Directors and Executive Officers

Directors

      Set forth below are the ages, principal occupations, and certain other information regarding the current directors of BancWest Corporation (the “Corporation”).

      Francois Dambrine, 55, has been a director of the Corporation and Bank of the West since August 2003. He has been Head of Retail Banking in the USA for BNP Paribas since June 2003, and is also a director of the BNP Paribas Lease Group. He was Chairman and Chief Executive Officer of Arval PHH, a subsidiary of BNP Paribas engaged in leasing and fleet management of corporate cars in Europe, from 2000 to 2003, and served as Chairman and Chief Executive Officer of UFB Locabail, a subsidiary of BNP Paribas engaged in business equipment leasing, from 1993 to 2000.

      Gérard A. Denot, 57, has been a director and Vice Chairman of the Corporation since April 2002, a director of Bank of the West and Vice Chairman of its Commercial Banking Group since March 2002, and a Vice Chairman of First Hawaiian Bank since May 2002. He was Bank of the West’s Chief Inspector from October 2001 to January 2002, and its Senior Executive Vice President, Commercial Banking Group, from January 2002 to March 2002. Mr. Denot was Head of Projects — Development for BNP Paribas International Retail Banking from June 2000 to October 2001, and General Manager of BNP Italy from December 1997 to June 2000.

      W. Allen Doane, 56, has been a director of the Corporation since April 2002, and a director of First Hawaiian Bank since 1999. Since 1998, Mr. Doane has been the President and Chief Executive Officer of Alexander & Baldwin, Inc. (“A&B”), a diversified ocean transportation, property development and management, and food products company. Mr. Doane has been Vice Chairman of the Board of A&B’s subsidiary, Matson Navigation Company, Inc., since January 2004. He was Executive Vice President of A&B from August 1998 to October 1998; Chief Executive Officer of A&B’s subsidiary, A&B-Hawaii, Inc. (“ABHI”), from January 1997 to December 1999; and President of ABHI from April 1995 to December 1999.

      Walter A. Dods, Jr., 62, has been a director of the Corporation since 1983, a director of First Hawaiian Bank since 1979, and a director of Bank of the West since November 1998. He has been Chairman of the Board and Chief Executive Officer of the Corporation and First Hawaiian Bank since September 1989 and Vice Chairman of the Board of Bank of the West since November 1998. He was President of the Corporation from March 1989 to March 1991. He was President of First Hawaiian Bank from November 1984 to October 1989. He was an Executive Vice President of the Corporation from 1982 to 1989. He has been with First Hawaiian Bank since 1968. He is a trustee of the Estate of S.M. Damon and a director of Alexander & Baldwin, Inc.

      Dr. Julia Ann Frohlich, 62, has been a director of the Corporation since 1992 and a director of First Hawaiian Bank since August 1991. She was a director of First Hawaiian Creditcorp, Inc. from 1990 to June 1998 and was a director of FHL Lease Holding Company, Inc. from 1990 to June 1997. She was President of the Blood Bank of Hawaii from 1985 to 2000, and is now its President Emeritus.

      Robert A. Fuhrman, 79, has been a director of the Corporation since November 1998 and a director of Bank of the West since August 1981. He has been Chairman of the Board of Bank of the West since April 1991. He is the retired Vice Chairman, President and Chief Operating Officer of Lockheed Corporation.

      Paul Mullin Ganley, 64, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1986. He is a trustee of the Estate of S.M. Damon and a partner in the law firm of Carlsmith Ball LLP, Honolulu, Hawaii.

      David M. Haig, 52, has been a director of the Corporation since 1989 and a director of First Hawaiian Bank since 1983. Mr. Haig is a beneficiary and, since 1982, has been a trustee of the Estate of S.M. Damon. He has served as Chairman of the Estate of S.M. Damon since 1993.

      John A. Hoag, 71, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since October 1989. He was President of the Corporation from 1991 until April 1995 and was an Executive Vice President of the Corporation from 1982 to 1991. From 1989 until June 1994, Mr. Hoag was President of First Hawaiian Bank. From that date until his retirement in June 1995, he was Vice Chairman of First Hawaiian Bank. Mr. Hoag is Chairman of the Board of Hawaii Reserves, Inc., a land management corporation that is a subsidiary of Deseret Management Corporation.

      Bert T. Kobayashi, Jr., 64, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1974. He is a principal of the law firm of Kobayashi, Sugita & Goda, Honolulu, Hawaii. He served as a director of Schuler Homes, Inc. from 1992 until that company’s merger with Western Pacific Housing in April 2001.

      Michel Larrouilh, 68, has been a director of the Corporation since November 1998, and served as a director of Bank of the West from 1984 to 2002. He was Chief Executive Officer of Bank of the West from February 1984 to December 1995. He was Chairman and Chief Executive Officer of Bank of the West’s holding company from January 1996 to December 1997. He was Chairman and Advisor to the Chief Executive Officer of Bank of the West’s holding company from January 1998 to October 1998.

      Pierre Mariani, 47, has been a director of the Corporation and of Bank of the West since December 1999. Mr. Mariani is Head of International Retail Banking and Financial Services of BNP Paribas, and has been a member of the Executive Committee of BNP Paribas since June 2003. He served as Senior Advisor and Chief of Staff of the Minister of Budget and Government Spokesman from 1993 to 1995; Chief Executive Officer and director of Societe D’investissements Immobiliers Et De Gestion (SEFIMEG), a major French property company, from 1995 to 1996; and Chief Executive Officer and director of BANEXI, the investment bank of BNP, from 1996 to 1999.

      Fujio Matsuda, 79, has been a director of the Corporation since 1987 and a director of First Hawaiian Bank since 1985. He is a director and Chairman of the Board of the Pacific International Center for High Technology Research, and also served as Chairman of the Board from 1996-2001. He was President of the Japan-America Institute of Management Science from September 1994 to June 1996. He was Executive Director of the Research Corporation of the University of Hawaii from 1984 until 1994, and he was the President of the University of Hawaii from 1974 to 1984.

      Don J. McGrath, 55, has been a director of the Corporation since November 1998, a director of Bank of the West since July 1989, and a director of First Hawaiian Bank since November 1998. He has been President and Chief Operating Officer of the Corporation since November 1998, and President and Chief Executive Officer of Bank of the West since January 1996. He is Vice Chairman of the Board of First Hawaiian Bank and has served in that or similar capacities since November 1998. He was President and Chief Operating Officer of Bank of the West from 1991 to 1996. He has been with Bank of the West since 1975. Mr. McGrath has been a public member of the Pacific Stock Exchange Board of Governors since January 2001.

      Rodney R. Peck, 58, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1990. He is a Senior Partner with the law firm of Pillsbury Winthrop LLP, San Francisco, California, and New York, New York.

      Edouard A. Sautter, 67, has been a director of BancWest and Bank of the West since 2001. He was the head of Group Risk Management and a member of the Management Committee of BNP, or BNP Paribas, from October 1994 until his retirement in July 2000. From 1989 until 1994, he served as an Executive Vice President in charge of the Industry Research Department of BNP. He joined BNP in 1967.

      John K. Tsui, 66, has been a director of the Corporation since July 1995 and a director of First Hawaiian Bank since July 1994. From November 1998 until December 2002, he was Vice Chairman and Chief Credit Officer of the Corporation. He was President of the Corporation from April 1995 through October 1998. He served as President and Chief Operating Officer of First Hawaiian Bank from July 1994 until December 2002. He was Executive Vice President of Bancorp Hawaii, Inc. (now known as Bank of Hawaii Corp.) from 1986 to June 1994 and Vice Chairman of Bank of Hawaii from 1984 to June 1994. Mr. Tsui has been Chairman of the Board of Towne Development of Hawaii, Inc. since March 2003. He has been a trustee of the Bishop Street Funds since January 2004.

      Jacques Henri Wahl, 72, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1982. He served as Senior Adviser to the Chief Executive Officer of BNP Paribas, and of BNP, from January 1997 until his retirement in February 2001. He was a member of the Managing Committee of the BNP Group, and a director of BNP, from January 1997 until May 2000. He served as Vice Chairman of BNP and Chairman of Banque Nationale de Paris Intercontinentale from 1993 to 1996. He was President and Chief Operating Officer of BNP from 1982 to 1993.

      Robert C. Wo, 79, was a director of the Corporation from 1974 to 1989 and again since 1992 and has been a director of First Hawaiian Bank since 1963. He has been President and Secretary of BJ Management Corporation, a management consulting company, since 1979. He has been Chairman of the Board of C.S. Wo & Sons, Ltd., a manufacturer and retailer of home furnishings, since 1973.

Compensation of Directors

      The Corporation pays retainers of $6,000 per quarter to directors who are not employees of the Corporation or its subsidiaries. It pays non-employee directors $1,200 for each board meeting attended and $1,200 for each committee meeting attended ($2,000 for committee chairs), and reimburses transportation and lodging expenses. The Corporation does not pay board or committee fees or retainers to directors who are employees of the Corporation or its subsidiaries.

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

Audit Committee Members

      The Corporation has a standing audit committee, whose members are John A. Hoag (Chairman), W. Allen Doane and Robert A. Fuhrman. The Corporation’s Board of Directors has determined that all members of the committee are “audit committee financial experts” as defined in SEC regulations. All committee members are independent within the meaning of applicable listing standards.

Executive Officers

      Set forth below are the Corporation’s current executive officers together with their ages and positions with the Corporation.

Name, Age	Positions and Offices with the Corporation

Walter A. Dods, Jr., 62	Please see “Directors.”
Don J. McGrath, 55	Please see “Directors.”
Gérard A. Denot, 57	Please see “Directors.”
Douglas C. Grigsby, 51	Chief Financial Officer of the Corporation since August 2002; Executive Vice President and Treasurer of the Corporation since November 1998; Vice Chairman of Bank of the West since August 2002; Chief Financial Officer of Bank of the West from 1989 to 2002. Mr. Grigsby joined Bank of the West in 1977.
Donald G. Horner, 53	Executive Vice President of the Corporation since 1989; director of First Hawaiian Bank since May 2002; President and Chief Operating Officer of First Hawaiian Bank since January 2003; Vice Chairman of First Hawaiian Bank from 1994 to 2002; Executive Vice President of First Hawaiian Bank from 1993 to 1994. Mr. Horner has been with First Hawaiian Bank since 1978.
Bernard Brasseur, 65	Executive Vice President and Risk Manager of the Corporation, and Vice Chairman of First Hawaiian Bank, from 1998-2002 and since 2003; Risk Manager of Bank of the West since 1983. Mr. Brasseur joined BNP in 1966, and Bank of the West in 1983.

      The Corporation has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer or controller or persons performing similar functions. The code is posted on the Corporation’s website at www.bancwestcorp.com.

Item 11.	Executive Compensation

Summary Compensation Table

					Long-Term Compensation

					Awards
	Annual Compensation(1)						Payouts
					Restricted	Securities
Name and				Other Annual	Stock	Underlying	LTIP	All Other
Principal Position	Year	Salary	Bonus(2)	Compensation(3)	Awards	Options(4)	Payouts(5)	Compensation(6)

Walter A. Dods, Jr.	2003	$1,081,925	$1,081,925	$233,628	—	30,000	$—	$121,480
Chairman, Chief	2002	$1,073,338	$865,539	$188,138	—	—	$2,991,106	$133,268
Executive Officer	2001	$1,022,225	$772,802	$135,825	—	158,600	$931,361	$227,469
and Director
Don J. McGrath	2003	$905,961	$824,353	$4,871	—	30,000	$—	$65,088
President, Chief	2002	$846,692	$642,020	$57,255	—	—	$1,942,733	$66,780
Operating Officer	2001	$791,690	$560,017	$889	—	98,488	$576,174	$77,272
and Director
Gérard A. Denot	2003	$325,000	$198,000	$207,599	—	8,000	$—	$10,386
Vice Chairman, and Director
Donald G. Horner	2003	$452,500	$271,500	$19,116	—	8,000	$—	$437,888
Executive Vice	2002	$398,111	$248,875	$28,413	—	—	$545,814	$74,343
President	2001	$373,183	$188,084	$16,006	—	28,950	$151,568	$74,789
Douglas C. Grigsby	2003	$385,144	$193,512	$177	—	8,000	$—	$29,812
Executive Vice	2002	$352,600	$187,872	$7,537	—	—	$467,679	$30,440
President, Chief Financial Officer and Treasurer

Notes to Summary Compensation Table:

Note (1)	Includes amounts earned but deferred under the Corporation’s Deferred Compensation Plan (the “DCP”).
Note (2)	Bonuses are reported for the year in which earned, even if paid in the following year, under the Corporation’s Incentive Plan for Key Executives (“IPKE”).
Note (3)	The 2003 amounts shown for Mr. McGrath, Mr. Horner and Mr. Grigsby are above-market interest accruals under the DCP. The 2003 amount for Mr. Dods consists of $54,354 in DCP accruals plus the aggregate incremental cost of perquisites and personal benefits (comprised primarily of $72,000 for a San Francisco residence and $41,217 for related income taxes). The amount for Mr. Denot consists of $31,276 paid to equalize French and U.S. taxes; $4,648 for French social security payments; plus the aggregate incremental cost of perquisites and personal benefits (comprised primarily of a $104,616 housing allowance and $50,256 for related income taxes). The aggregate incremental cost of prerequisites and personal benefits for each other named executive officer was less then $50,000.
Note (4)	The underlying securities were common shares of BNP Paribas in 2003, and common shares of BancWest Corporation in 2001.

Note (5)	Payouts under the Long Term Incentive Plan (the “LTIP”) are reported for the year payment is made, not the years for which payments are earned. Because all LTIP participants employed by the Corporation at the time of the BNP Paribas Merger became entitled to receive their maximum LTIP awards for all open performance cycles, LTIP payouts shown for 2002 include the maximum LTIP awards for the 1999-2001, 2000-2002 and 2001-2003 performance cycles, all of which were paid in January 2002.
Note (6)	Includes (i) premiums for life insurance, including “gross-up” for income taxes; (ii) amounts related to split-dollar insurance agreements as discussed below; and (iii) 401(k) matching contributions, if any, made on the executive’s behalf. Details of All Other Compensation received by the named executive officers for 2003 are as follows:

		Split-Dollar Insurance

				Imputed
	Life	Term	Interest	Income at	Tax	401(k)
Name	Insurance	Element	Element	Termination	Payment	Contributions	Total

Dods	$35,912	$7,138	$3,257	$47,521	$27,652	—	$121,480
McGrath	—	$5,112	$53,977	—	—	$6,000	$65,089
Denot	—	$4,386	—	—	—	$6,000	$10,386
Horner	—	$2,061	$2,070	$274,200	$159,557	—	$437,888
Grigsby	—	$1,659	$22,153	—	—	$6,000	$29,812

      During 2003, the Corporation had split-dollar insurance agreements with four named executive officers, as well as certain other senior officers. Each agreement requires the Corporation to pay all premiums for a policy on the life of the executive. The executive is entitled to a portion of the death benefit equal to three times salary, and the Corporation is entitled to the remainder. If the executive remains employed by the Corporation, the policy splits (typically at age 65) and the executive retains a policy with a death benefit equal to three times final salary, and a portion of the accumulated cash values. The policies are designed so that the Corporation will recover all premiums previously paid plus an interest factor from its share of death benefits or cash values. The amounts under “Split-Dollar Insurance — Term Element” represent the portion of the premiums paid by the Corporation in 2003 that correspond to the insurer’s lowest term insurance rate for the relevant death benefit, plus related gross-ups for income taxes. The amounts under “Split-Dollar Insurance — Interest Element” represent the present values of hypothetical interest-free loans of the non-term elements of premiums paid by the Corporation in 2003, until repayment of the Corporation. This methodology was also used to calculate the split-dollar elements of 2001 and 2002 amounts shown under “All Other Compensation.” The Corporation also has a $1,000,000 whole life insurance policy on the life of Mr. Dods. The premium and related gross-up for income taxes on this policy are included under “Life Insurance.” The death benefit under this policy is deducted from the death benefit under Mr. Dods’ split-dollar policy. In 2003, Mr. Dods and Mr. Horner agreed with the Corporation to terminate their split-dollar agreements effective December 31, 2003, which accelerated the split of their policies. The cash values of the two executives’ retained policies were designed to fund death benefits equal to three times their projected final salaries, as promised by their split-dollar agreements, without further premium payments by the Corporation. However, if the cash value of the policy retained by Mr. Horner eventually proves insufficient for that purpose, the Corporation has agreed to provide him with additional insurance. When the split-dollar agreements terminated, each executive was treated as having received as income and paid to the Corporation an amount (set forth above under “Split Dollar Insurance — Imputed Income at Termination”) equal to the total premiums previously paid by the Corporation under the split-dollar agreement less the cash value of the policy transferred to the Corporation, and the Corporation made a payment to him (set forth under “Split Dollar Insurance — Tax Payment”) as a gross-up for resulting income taxes.

Option Grants in Last Fiscal Year

      The following table sets forth grants to acquire shares of BNP Paribas under the BNP Paribas Stock Option Plan, and the potential realizable values of such options.

					Potential Realizable Value
					at Assumed Annual Rates
					of Stock Price Appreciation
	Individual Grants				for Option Term(1)(2)

	Number of	Percent of
	Securities	Total Options	Exercise
	Underlying	Granted to	or Base
	Options	Employees in	Price Per	Expiration
Name	Granted(2)	Fiscal Year(3)	Share(2)	Date(2)	5%	10%

Dods	30,000	*	$39.044	3/20/13	$736,637	$1,866,782
McGrath	30,000	*	$39.044	3/20/13	$736,637	$1,866,782
Denot	8,000	*	$39.044	3/20/13	$196,436	$497,809
Horner	8,000	*	$39.044	3/20/13	$196,436	$497,809
Grigsby	8,000	*	$39.044	3/20/13	$196,436	$497,809

*	Less than 1%.

Notes to Option Grants in Last Fiscal Year:

Note (1)	The potential realizable value is reported net of the option exercise price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation of the underlying stock of 5% and 10% from the date of grant to the end of the option. The calculations assume that the exercise price per share for Additional Awards will be 37.10 Euros. (See Note (2)). All dollar values have been calculated using a March 21, 2003 exchange rate of $1.0524 per Euro.
Note (2)	The options reflected in the table were divided into Main Award options and Additional Award options. Mr. Dods and Mr. McGrath received 21,000 Main Award options and 9,000 Additional Award options. Mr. Denot, Mr. Horner and Mr. Grigsby received 6,000 Main Award options and 2,000 Additional Award options. The options may be exercised by optionees only while they are employees or retired employees of the BNP Paribas Group. Options become exercisable on March 21, 2007 (but Additional Awards may be cancelled as described below). Main Award options have an exercise price of 37.10 Euros per share, which was the average opening price of BNP Paribas shares during the 20 days preceding March 21, 2003. The exercise price of Additional Award options (which in no case will be less than 37.10 Euros per share) will be determined, or Additional Award options may be cancelled, based on performance of BNP Paribas shares compared to the Dow Jones Euro Stoxx Bank Index on the second, third and fourth anniversaries of March 21, 2003. On each measurement date, the performance of BNP Paribas shares over a specified period will be compared to the performance of the index, and the results will determine the exercise price of one-third of the Additional Awards. If performance of BNP Paribas shares as of the relevant measurement date equals or exceeds that of the index, the exercise price will be 37.10 Euros per share for that third of the Additional Awards. If BNP Paribas shares have underperformed the index, the exercise price will be 38.96 Euros if the underperformance is less than 5%; 40.81 Euros if underperformance is at least 5% but less than 10%; and 44.52 Euros if underperformance is at least 10% but less than 20%. If underperformance for the period is 20% or more, that third of the Additional Award options will be cancelled.
Note (3)	A total of 6,693,000 options were awarded worldwide to employees of the BNP Paribas Group under the BNP Paribas 21 March 2003 Stock Option Plan.

Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR Values

			Number of Securities	Value of In-the-
			Underlying Options	Money Options at
	Shares Acquired		at December 31,	December 31, 2003
Name	on Exercise (#)	Value Realized ($)	2003 (#)	($)

Dods	—	$—	0/30,000	0/$	484,404
McGrath	—	$—	0/30,000	0/$	484,404
Denot	—	$—	0/8,000	0/$	129,174
Horner	—	$—	0/8,000	0/$	129,174
Grigsby	—	$—	0/8,000	0/$	129,174

      Securities underlying options are shares of BNP Paribas. Valuations assume none of the Additional Award options are cancelled, and that performance of BNP Paribas shares against an index results in an exercise price for all Additional Award options of 37.10 Euros per share. (See Note (2) to preceding table.) Dollar values were calculated using a December 31, 2003 market price of 49.92 Euros per share and an exchange rate of $1.2595 per Euro. Table does not include BNP Paribas options awarded to Mr. Denot prior to commencing service with the Corporation, or BNP Paribas options awarded to Mr. McGrath for services prior to the November 1998 merger of “old” BancWest Corporation into the Corporation.

Long-Term Incentive Plans — Awards in Last Fiscal Year

      The Executive Compensation Committee established target awards for the 2003-2005 LTIP performance cycle that ranged from 10% to 50% of participants’ average annual base salaries, and adopted an award matrix based on two measures of corporate performance — Return on Average Notional Equity (“RONE”) and an Efficiency Ratio (“ER”). Target awards will be multiplied by a corporate performance factor of 0% to 200% established after the performance period is complete by applying the Corporation’s RONE and ER to an array of percentages shown on an award matrix. One axis of that matrix sets forth RONE values ranging from 41.9% to 49.9%, and the other axis sets forth ER percentages of 54.2% to 44.2%. The matrix provides a corporate performance factor of 0% if RONE is less than 41.9% or the ER is greater than 54.2%; a 100% corporate performance factor if (among other combinations) RONE is 45.9% and the ER is 49.2%; and the maximum corporate performance factor of 200% if RONE reaches at least 49.9% and the ER is 44.2% or better.

      In accordance with SEC rules, the following table shows threshold, target and maximum awards levels of the named executive officers for the 2003-2005 LTIP performance cycle.

	Number of	Performance or
	Shares,	Other Period	Estimated Future Payouts Under
	Units or	Until	Non-Stock Price-Based Plans(2)
	Other	Maturation or
Name	Rights	Payout(1)	Threshold	Target	Maximum

Dods	None	12/31/2005	None	$548,175	$1,096,350
McGrath	None	12/31/2005	None	$418,759	$837,519
Denot	None	12/31/2005	None	$103,013	$206,026
Horner	None	12/31/2005	None	$152,350	$304,700
Grigsby	None	12/31/2005	None	$120,813	$241,627

Note (1)	Performance period began on January 1, 2003.
Note (2)	Target and Maximum payouts correspond to corporate performance factors of 100% and 200%, and are calculated using estimated average salaries for 2003-2005.

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

      The Corporation maintains a grandfathered pension portion of the SERP under which eligible officers (including Mr. Dods and Mr. Horner) will receive benefits based on the ERP formula. In determining grandfathered pension benefits under the SERP, the participant’s covered compensation includes base pay, commissions, overtime, short-term incentive pay, and the annual cash bonus earned under IPKE; a participant’s covered compensation does not include any LTIP bonus. The grandfathered pension benefit payable under the SERP is reduced by the participant’s “frozen” accrued benefit under the ERP.

      The following table illustrates the estimated annual pension benefits payable under the grandfathered pension portion of the SERP to eligible executive officers at age 65. Whether these amounts become payable depends on the contingencies and conditions set forth in the ERP and the SERP.

	Years of Service(2)
Final Average
Compensation(1)	15	20	25	30	35	40

$ 200,000	48,682	64,909	81,136	97,363	113,590	125,590
300,000	74,932	99,909	124,886	149,863	174,840	192,840
400,000	101,182	134,909	168,636	202,363	236,090	260,090
500,000	127,432	169,909	212,386	254,863	297,340	327,340
600,000	153,682	204,909	256,136	307,363	358,590	394,590
700,000	179,932	239,909	299,886	359,863	419,840	461,840
800,000	206,182	274,909	343,636	412,363	481,090	529,090
900,000	232,432	309,909	387,386	464,863	542,340	596,340
1,000,000	232,432	309,909	387,386	464,863	542,340	596,340
1,100,000	284,932	379,909	474,886	569,863	664,840	730,840
1,200,000	311,182	414,909	518,636	622,363	726,090	798,090
1,300,000	337,432	449,909	562,386	674,863	787,340	865,340
1,400,000	363,682	484,909	606,136	727,363	848,590	932,590
1,500,000	389,932	519,909	649,886	779,863	909,840	999,840
1,600,000	416,182	554,909	693,636	832,363	971,090	1,067,090
1,700,000	442,432	589,909	737,386	884,863	1,032,340	1,134,340
1,800,000	468,682	624,909	781,136	937,363	1,093,590	1,201,590
1,900,000	494,932	659,909	824,886	989,863	1,154,840	1,268,840
2,000,000	521,182	694,909	868,636	1,042,363	1,216,090	1,336,090

Notes to Defined Benefit Pension Plans Table:

Note (1)	Final average compensation represents the average annual compensation during the highest 60 consecutive calendar months in the last 120 calendar months of creditable service. Compensation for the purpose of this table includes base salary plus the value of awards under the IPKE as shown on the Summary Compensation Table (but not bonuses under the LTIP). The amount of the IPKE bonus included in compensation for any year for purposes of the SERP is the amount earned for the performance year, though not paid until the following year. The estimated annual benefits are computed on the basis of a straight-life annuity form of payment with no social security offset.
Note (2)	As of December 31, 2003, the number of years of credited service for the named executive officers who participate in the grandfathered pension portion of the SERP were: Mr. Dods, 35 years; and Mr. Horner, 25 years.

      SERP participants receive (i) benefits calculated under the grandfathered SERP provisions, if applicable, and (ii) benefits derived from a target percentage of their qualifying compensation (but only to the extent those benefits exceed offsets for grandfathered SERP benefits and for benefits under various other programs). The named executive officers’ maximum target percentage is 60% of qualifying compensation. Subject to the amendment discussed below, qualifying compensation for this purpose is the average annual rate of compensation (salary plus annual bonuses under the Incentive Plan for Key Executives) for the 60 consecutive calendar months out of the last 120 calendar months of employment that results in the highest such average. To qualify for a 60% target, the named executive officers must retire on or after their 62nd birthdays with 20 years of credited service. If they retire before age 62 with the consent of the Executive Compensation Committee, their target retirement amounts (as defined by the SERP) are reduced by 3% for each year by which benefit commencement precedes the participant’s 62nd birthday. Messrs. Dods, McGrath, Horner and Grigsby participate in the SERP, and each of them has at least 20 years of credited service for SERP purposes.

      The SERP was amended in 2002 to eliminate “involuntary termination” provisions and to provide all persons who were SERP participants at the time of the BNP Paribas Merger with certain enhanced SERP benefits. The affected SERP participants were granted three extra years of credited service for purposes of computing their target benefits under the SERP. Their target benefit computations will also be based on the greater of covered compensation over the 12 months before termination, or the final average compensation otherwise provided in the SERP. In addition, their SERP benefits will begin at the later of the date of termination or age 55 (though an affected participant may elect to delay receipt of SERP early retirement benefits to a date not beyond age 65), and early retirement benefits will be calculated using provisions that apply to retirement with consent of the Executive Compensation Committee.

      Mr. Denot participates in a 401(k) plan of the Corporation but not in any of its other pension plans or the SERP. He participates in pension plans of BNP Paribas.

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

Employment Agreements

      Mr. Dods has entered into an employment agreement with the Corporation, which became effective at the time of the BNP Paribas Merger (December 20, 2001) and has a term of three years, unless earlier terminated. Under the terms of that agreement, Mr. Dods is entitled to:

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

      Mr. Dods has the opportunity to earn awards under the LTIP, with a guaranteed target award of at least 50% of base salary and a maximum award opportunity of 200% of the target award.

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

Termination Protection Agreements

      The Corporation entered into a termination protection agreement with Mr. Horner that became effective at the time of the BNP Paribas Merger and has a term of three years (or, if longer, two years after any subsequent change in control of BNP Paribas or BancWest). The agreement provides that BancWest will provide the executive officer with the severance benefits discussed below if any of the following events occurs:

•	BancWest terminates his employment without cause (as defined in the agreement),

•	he quits for good reason (as defined in the agreement), or

•	he terminates his employment with or without good reason at any time during the thirteenth month following a change in control of BNP Paribas or BancWest. (The BNP Paribas Merger is not a change in control for this purpose.)

      The executive’s severance benefit is a lump sum cash payment equal to:

(1) two times the sum of:

•	his then current base salary,

•	his average annual bonus based on the preceding three fiscal years, and

•	his long-term incentive plan award amount equal to his average award from the three preceding fiscal years but not less than his award paid for the award cycle that ended in 2000; and

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

      In addition, BancWest Corporation had a mortgage loan to Fujio Matsuda during 2003. The following table provides information concerning that loan. Dr. Matsuda is a director of the Corporation and Chairman of its Executive Compensation Committee. The other members of that Committee are Robert A. Fuhrman and Pierre Mariani.

		Aggregate
		Indebtedness
	Largest Aggregate	Outstanding	Interest
Name and Title	Indebtedness in 2003	December 31, 2003	Rate

Fujio Matsuda	$160,613	$—	5.00%
Director

      Messrs. Haig, Weyand, Ganley and Dods are directors of the Corporation and trustees of the Estate of S.M. Damon (“Damon Estate”). Damon Estate leases a parcel of land to First Hawaiian Bank used for a bank branch. The lease commenced July 1, 1967, and has a 50-year term. Rent is $179,200 per year from July 1, 2002 to June 30, 2007. Rent will be fixed for the next ten-year period by agreement or, failing agreement, by appraisal.

      First Hawaiian Bank leases to Damon Estate 6,074 square feet of office space in First Hawaiian Bank’s headquarters building. Rent paid in 2003 was $171,287, plus operating expenses. The lease expires in December 2007, subject to two five-year extension options.

      Until February 28, 2003, Bank of the West subleased approximately 26,862 square feet of commercial office space in San Francisco, California to BNP Paribas. The subleased premises were leased “as is,” and BNP Paribas paid pro-rata rent and certain expenses under the master lease.

      Bank of the West and First Hawaiian Bank participate in various financial transactions with BNP Paribas and its affiliates. These transactions are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities and are required to be on terms at least as favorable to each bank as those prevailing at the time for similar non-affiliate transactions. For information concerning financial transactions involving BNP Paribas and the Corporation or its banking subsidiaries, see Notes 3, 4 and 13 to the Consolidated Financial Statements.

      During 1999, Bank of the West issued to BNP Paribas a $50 million 7.35% Subordinated Capital Note due June 24, 2009. The maximum principal amount of that note outstanding in 2003, and the outstanding principal balance at December 31, 2003, was $50 million.

      Bank of the West holds deposits and purchases federal funds from BNP Paribas. The deposits generally are for terms up to six months. Federal funds purchases are generally for one to four days. The maximum daily amount owed by Bank of the West to BNP Paribas in 2003 in connection with such deposits and federal funds purchases, and the balance outstanding on December 31, 2003 was $570.8 million.

      In connection with the BNP Paribas Merger, the Corporation became the borrower under a $1.55 billion 6.54% term loan from a BNP Paribas subsidiary due December 31, 2010. At December 31, 2003, the outstanding principal balance of that loan was $1.55 billion.

      In 2002, the Corporation sold BNP Paribas 14.815% of the outstanding common stock of Bank of the West for $800 million, and used the proceeds to repay $800 million the Corporation borrowed from BNP Paribas to acquire United California Bank. As discussed in Note 4 to the Consolidated Financial Statements, the Corporation and BNP Paribas also entered into a Stockholders’ Agreement that included put and call options on the Bank of the West stock owned by BNP Paribas.

      As discussed in Notes 3 and 4 to the Consolidated Financial Statements, the Corporation has entered into a $150 million interest rate swap with BNP Paribas to hedge obligations under the junior subordinated debentures issued in connection with the 9.5% BancWest Capital I Quarterly Income Preferred Securities. The swap is accounted for as a fair value hedge. We pay 3-month LIBOR plus 369 basis points and receive fixed payments at 9.5%. The fair value loss of the swap at December 31, 2003 was $3.5 million.

      Mr. Kobayashi is a director of the Corporation and First Hawaiian Bank, and his law corporation is a partner in the law firm of Kobayashi, Sugita & Goda. In 2003, the Corporation and its subsidiaries paid legal fees to Kobayashi, Sugita & Goda totaling $866,756. Of this amount, $528,463 was reimbursable by bank customers. Kobayashi, Sugita & Goda leases 26,788 square feet of office space in First Hawaiian Bank’s headquarters building. Rent paid in 2003 was $1,030,985, plus operating expenses. The lease term ends in December 2006, subject to two five-year extension options.

      Mr. Peck is a director of the Corporation and Bank of the West and a Senior Partner of Pillsbury Winthrop LLP, which provides legal services to the Corporation and its subsidiaries.

Item 14.	Principal Accountant Fees and Services

Audit Fees and Non-Audit Fees

      The following table presents fees for professional audit services rendered by our principal accountants, PricewaterhouseCoopers LLP for the audit of BancWest’s annual financial statements for the years ended December 31, 2003 and December 31, 2002, and fees billed for other services rendered by PricewaterhouseCoopers during those periods. Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

	2003	2002

	(In thousands)
Audit fees	$748	$449
Audit-related fees(1)	74	138
Tax fees(2)	945	858
All other fees(3)	81	1,288

Total	$1,848	$2,733

(1)	Audit related fees consist of assurance and related services that are reasonable related to the performance of the audit review of BancWest’s financial statements. This category includes fees related to the performance of audit and attest services not required by statute or regulations.

(2)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for tax compliance and return assistance (IRS, state and local), tax advice and tax planning.

(3)	All other fees for 2003 consist of $81 thousand for arbitration assistance for the UFJ settlement. All other fees for 2002 include $1.1 million for consulting related to the integration of UCB into Bank of the West, and $196 thousand for outsourcing of the Like-Kind-exchange system audit.

Audit Committee Policy for Pre-Approval of Independent Auditor Services

      The BancWest Corporation Audit Committee is responsible for the appointment, compensation, retention and oversight of the Corporation’s independent auditor. Beginning in 2003, the audit committee has required that fees for audit and nonaudit services provided to the Corporation by its independent auditor be preapproved by the committee. It has delegated to its chairman authority, between meetings of the committee, to preapprove expenditures that are within the categories of SEC-permitted services, provided the amounts so approved between any two meetings of the committee do not exceed $100,000 per item, or $250,000 in the aggregate, and provided all such approvals are presented to the committee at its next meeting. Since adoption of the committee’s preapproval requirements, the committee has not utilized provisions of applicable SEC rules that permit waiver of preapproval requirements for certain nonaudit services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following financial statements are included in Part II of the 10-K.

(a) 1.     Financial Statements

Page
Number

Reports of Independent Auditors	48-49
BancWest Corporation and Subsidiaries:
Consolidated Statements of Income for the years ended December 31, 2003 and 2002, the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001	50
Consolidated Balance Sheets at December 31, 2003 and 2002	51
Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2003 and 2002, and the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001	52
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001	53
BancWest Corporation (Parent Company):
Statements of Income for the years ended December 31, 2003 and 2002 and the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001	105
Balance Sheets at December 31, 2003 and 2002	106
Statements of Cash Flows for the Years ended December 31, 2003 and 2002 and the periods from January 1 to December 19, 2001 and from December 20 to December 31, 2001	107
Notes to Consolidated Financial Statements	54-108
Summary of Quarterly Financial Data (Unaudited)	109

2.	Financial Statement Schedules

      Schedules to the Consolidated Financial Statements required by this Item 14(a)2 are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

3.	Exhibits

2.1	Agreement and Plan of Merger, among BancWest Corporation, BNP Paribas and Chauchat L.L.C. is incorporated by reference to Annex A to the Corporation’s Proxy Statement filed on Schedule 14A with the SEC on August 20, 2001.
3.1	Certificate of Incorporation of BancWest Corporation as in effect from December 20, 2001, is incorporated by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
3.2	Amended and Restated Bylaws of BancWest Corporation as in effect from December 20, 2001, is incorporated by reference to Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
4.1	Instruments with respect to long-term debt not filed herewith will be furnished to the Commission upon its request.
4.2	Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
4.3	Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation’s Registration Statement on Form S-4 filed with the SEC on October 17, 1997.
4.4	Form of Indenture relating to Junior Subordinated Debentures entered into between BancWest Corporation and Bank One Trust Company, N.A., as Indenture Trustee, is incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 of BancWest Corporation, BancWest Capital I and BancWest Capital II, filed October 25, 2000 (File No. 333-48552).
10.1	Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*
10.2	Amendment No. 3 to the BancWest Corporation Long-Term Incentive Plan, approved March 16, 2000, is incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2000.*
10.3	First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*
10.4	Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation’s Form 10-K for the fiscal year ended December 31, 1998.*
10.5	Amendment No. 2 to BancWest Corporation Supplemental Executive Retirement Plan, effective November 1, 2002, is incorporated by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10.6	First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, and Amendment No. 1, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*
10.7	Amendment No. 3 to the BancWest Corporation Deferred Compensation Plan is incorporated by reference to Exhibit 10.26 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 2001.*
10.8	First Hawaiian, Inc. Incentive Plan for Key Executives, and amendments effective January 1, 1998, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.9	Amendment to First Hawaiian, Inc. Incentive Plan for Key Executives adopted October 15, 1998 is incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.10	Resolutions of the Board of Directors adopted September 20, 2001 amending the Company’s Defined Contribution Plan, Future Plan and Incentive Plan for Key Executives, and terminating its option plans, effective upon the closing of the Company’s merger with Chauchat L.L.C., are incorporated by reference to Exhibit 10.27 to the Corporation’s Form 10-Q for the quarterly period ended September 30, 2001.*
10.11	Directors’ Retirement Plan, effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*
10.12	BancWest Corporation Umbrella TrustTM Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed November 23, 1999, is incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.13	BancWest Corporation Split-Dollar Plan For Executives, effective January 1, 1999, is incorporated by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.14	Employment Agreement between Walter A. Dods, Jr. and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.22 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*
10.15	Employment Agreement between Don J. McGrath and the Corporation, effective November 1, 1998, is incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.16	Termination Protection Agreement between Donald G. Horner and BancWest Corporation, executed May 7, 2001, is incorporated by reference to Exhibit 10.25 to the Corporation’s Form 10-Q for the quarterly period ended March 31, 2001.*
10.17	Termination of Split Dollar Agreement and Release of Interest, dated December 16, 2003, between First Hawaiian Bank and the Walter A. Dods, Jr. Irrevocable Trust, filed herewith.*
10.18	Termination of Split Dollar Agreement and Release of Interest, dated December 16, 2003, between First Hawaiian Bank and Donald G. Horner, filed herewith.*
10.19	Stock Purchase Agreement, dated November 20, 2002, between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common Stock, is incorporated by reference to Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.20	Stockholders’ Agreement, dated as of November 20, 2002, between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock, is incorporated by reference to Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12 .	Statement re: computation of ratios, filed herewith.
21 .	Subsidiaries of the registrant, filed herewith.
31 .	Section 302 Certifications.
32 .	Section 1350 Certifications.

*Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      On October 16, 2003, the Company filed a Report on Form 8-K that provided information under Items 7 and 12 concerning the Company’s financial results for the year-to-date and the quarter ended September 30, 2003.

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

BANCWEST CORPORATION
(Registrant)

By:	/s/ DOUGLAS C. GRIGSBY

Douglas C. Grigsby
Executive Vice President,
Chief Financial Officer
and Treasurer

Date: March 25, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WALTER A. DODS, JR. Walter A. Dods, Jr.	Chairman, Chief Executive Officer & Director	March 25, 2004

/s/ FRANCOIS DAMBRINE Francois Dambrine	Director	March 25, 2004

/s/ GÉRARD DENOT Gérard Denot	Director	March 25, 2004

/s/ W. ALLEN DOANE W. Allen Doane	Director	March 25, 2004

/s/ JULIA ANN FROHLICH Julia Ann Frohlich	Director	March 25, 2004

/s/ ROBERT A. FUHRMAN Robert A. Fuhrman	Director	March 25, 2004

/s/ PAUL MULLIN GANLEY Paul Mullin Ganley	Director	March 25, 2004

/s/ DAVID M. HAIG David M. Haig	Director	March 25, 2004

/s/ JOHN A. HOAG John A. Hoag	Director	March 25, 2004

/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director	March 25, 2004

/s/ MICHEL LARROUILH Michel Larrouilh	Director	March 25, 2004

/s/ PIERRE MARIANI Pierre Mariani	Director	March 25, 2004

/s/ FUJIO MATSUDA Fujio Matsuda	Director	March 25, 2004

/s/ DON J. MCGRATH Don J. McGrath	President, Chief Operating Officer & Director	March 25, 2004

/s/ RODNEY R. PECK Rodney R. Peck	Director	March 25, 2004

* Edouard A. Sautter	Director	March 25, 2004

Signature	Title	Date

/s/ JOHN K. TSUI John K. Tsui	Vice Chairman and Director	March 25, 2004

/s/ JACQUES HENRI WAHL Jacques Henri Wahl	Director	March 25, 2004

/s/ ROBERT C. WO Robert C. Wo	Director	March 25, 2004

/s/ DOUGLAS C. GRIGSBY Douglas C. Grigsby	Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 25, 2004