Form 10-Q
period 2004-03-31
BANCWEST CORP/HI
filed 2004-05-13
CIK 36377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes            No ☒

As of April 30, 2004 the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding

Class A Common Stock, $0.01 Par Value	85,759,123 Shares

BANCWEST CORPORATION AND SUBSIDIARIES

FORM 10-Q
March 31, 2004

Exhibit 2   Agreement and Plan of Merger dated as of March 15, 2004 among BancWest Corporation, BW Newco, Inc. and Community First
                  Bankshares, Inc.

Exhibit 12   Statement Regarding Computation of Ratios

Exhibit 31   Section 302 Certifications

Exhibit 32   Section 1350 Certifications

     The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with BancWest Corporation’s 2003 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Interest income
Loans	$332,576	$338,259
Lease financing	31,180	36,028
Investment securities:
Taxable	51,871	41,506
Exempt from Federal income taxes	94	154
Other	1,431	1,529

Total interest income	417,152	417,476

Interest expense
Deposits	43,436	53,147
Short-term borrowings	5,413	3,696
Long-term debt	47,277	45,394

Total interest expense	96,126	102,237

Net interest income	321,026	315,239
Provision for loan and lease losses	18,865	22,690

Net interest income after provision for loan and lease losses	302,161	292,549

Noninterest income
Service charges on deposit accounts	40,829	37,029
Trust and investment services income	10,302	9,507
Other service charges and fees	38,026	31,655
Securities gains, net	367	1,892
Other	11,914	14,751

Total noninterest income	101,438	94,834

Noninterest expense
Salaries and wages	83,455	84,662
Employee benefits	36,237	37,646
Occupancy	21,615	22,320
Outside services	18,261	17,567
Intangible amortization	5,763	5,763
Equipment	12,133	11,156
Other	41,418	41,546

Total noninterest expense	218,882	220,660

Income before income taxes	184,717	166,723
Provision for income taxes	71,665	64,642

Net income	$113,052	$102,081

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$1,328,783	$1,538,004	$1,587,513
Interest-bearing deposits in other banks	309,198	189,687	166,680
Federal funds sold and securities purchased under agreements to resell	469,998	444,100	110,000
Trading assets	10,043	19,109	67,042
Investment securities available-for-sale	6,030,393	5,927,762	4,528,484
Loans held for sale	62,646	51,007	82,563
Loans and leases:
Loans and leases	26,229,432	25,722,079	24,056,267
Less allowance for loan and lease losses	396,487	391,699	396,049

Net loans and leases	25,832,945	25,330,380	23,660,218

Premises and equipment, net	528,652	530,153	378,985
Operating lease equipment, net	43,515	—	—
Customers’ acceptance liability	21,001	30,078	29,728
Core deposit intangible, net	181,593	187,357	204,647
Goodwill	3,228,371	3,226,871	3,226,829
Other real estate owned and repossessed personal property	15,571	17,387	18,544
Other assets	851,384	860,320	854,856

Total assets	$38,914,093	$38,352,215	$34,916,089

Liabilities and Stockholder’s Equity
Deposits:
Domestic:
Interest-bearing	$17,584,115	$17,738,246	$16,645,026
Noninterest-bearing	7,617,332	7,910,845	6,986,600
Foreign	1,541,750	754,026	706,967

Total deposits	26,743,197	26,403,117	24,338,593

Federal funds purchased and securities sold under agreements to repurchase	1,344,471	1,174,877	830,388
Short-term borrowings	970,000	1,197,809	949,012
Acceptances outstanding	21,001	30,078	29,728
Long-term debt	4,282,717	4,221,025	3,313,368
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	—	—	258,476
Other liabilities	1,154,885	1,062,437	1,227,705

Total liabilities	$34,516,271	$34,089,343	$30,947,270

Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $.01 per share
Authorized - 150,000,000 shares
Issued - 85,759,123 shares	$858	$858	$858
Surplus	3,419,927	3,419,927	3,419,927
Retained earnings	919,250	806,198	471,715
Accumulated other comprehensive income, net	57,787	35,889	76,319

Total stockholder’s equity	4,397,822	4,262,872	3,968,819

Total liabilities and stockholder’s equity	$38,914,093	$38,352,215	$34,916,089

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

					Accumulated
	Class A				Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income, net	Total
	(in thousands, except per share data)
Balance, December 31, 2003	85,759,123	$858	$3,419,927	$806,198	$35,889	$4,262,872
Comprehensive income:
Net income	—	—	—	113,052	—	113,052
Unrealized net gains on securities available-for-sale arising during the period	—	—	—	—	24,752	24,752
Reclassification of net realized gains on securities available-for-sale included in net income	—	—	—	—	(367)	(367)
Unrealized net gains on cash flow derivative hedges arising during the quarter	—	—	—	—	646	646
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(3,133)	(3,133)

Comprehensive income	—	—	—	113,052	21,898	134,950

Balance, March 31, 2004	85,759,123	$858	$3,419,927	$919,250	$57,787	$4,397,822

Balance, December 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482
Comprehensive income:
Net income	—	—	—	102,081	—	102,081
Unrealized net losses on securities available-for-sale arising during the period	—	—	—	—	(197)	(197)
Reclassification of net realized gains on securities available-for-sale included in net income	—	—	—	—	(1,892)	(1,892)
Unrealized net gains on cash flow derivative hedges arising during the quarter	—	—	—	—	3,517	3,517
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(2,172)	(2,172)

Comprehensive income	—	—	—	102,081	(744)	101,337

Balance, March 31, 2003	85,759,123	$858	$3,419,927	$471,715	$76,319	$3,968,819

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$113,052	$102,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,504	17,531
Deferred income taxes	1,205	63,437
Provision for loan and lease losses	18,865	22,690
Decrease (increase) in trading assets	9,066	(23,612)
Decrease (increase) in loans held for sale	(11,639)	2,711
Gains realized on the sale of investment securities	(367)	(1,892)
Decrease (increase) in interest receivable	3,242	(5,686)
Increase in interest payable	44,470	24,981
Decrease (increase) in prepaid expense	(4,442)	5,125
Other	36,723	5,452

Net cash provided by operating activities	226,679	212,818

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investment securities	453,616	465,100
Proceeds from the sale of available-for-sale securities	56,372	101,053
Purchase of available-for-sale investment securities	(570,754)	(1,154,535)
Proceeds from sale of loans	83,026	227,045
Purchase of loans	(439,608)	(26,510)
Net increase in loans and leases resulting from originations and collections	(163,178)	(118,592)
Net increases in origination of vehicle operating leases	(43,515)	—
Purchase of premises and equipment	(5,463)	(8,003)
Other	(1,618)	932

Net cash used in investing activities	(631,122)	(513,510)

Cash flows from financing activities:
Net increase (decrease) in deposits	340,080	(218,886)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	169,594	38,912
Net increase (decrease) in short-term borrowings	(227,809)	215,738
Proceeds from long-term debt	200,000	75,000
Repayments on long-term debt	(141,234)	(139,294)

Net cash provided by (used in) financing activities	340,631	(28,530)

Net increase (decrease) in cash and cash equivalents	(63,812)	(329,222)
Cash and cash equivalents at beginning of period	2,171,791	2,193,415

Cash and cash equivalents at end of period	$2,107,979	$1,864,193

Supplemental disclosures:
Interest paid	$51,656	$77,256

Income taxes paid	$2,653	$1,205

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$177	$1,036

Loans made to facilitate the sale of other real estate owned	$33	$216

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Summary of Significant Accounting Policies

Descriptions of Operations

     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust, investment and insurance products. BancWest Corporation’s subsidiaries operate 357 branches in the states of California, Hawaii, Oregon, Washington, Idaho, New Mexico and Nevada and in Guam and Saipan.

Basis of Presentation

     We have prepared the accompanying financial data for the three months ended March 31, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of March 31, 2004, December 31, 2003 and March 31, 2003, condensed consolidated results of operations for the three months ended March 31, 2004 and 2003, and cash flows activities for the three months ended March 31, 2004 and 2003.

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

     Descriptions of the significant accounting policies of BancWest Corporation and subsidiaries (“BancWest,” the “Company” or “we/our”) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. There have been no significant changes to these policies.

Reclassifications

     Certain amounts in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2.	Mergers and Acquisitions

Community First Acquisition

     On March 16, 2004, BancWest announced that it signed an agreement to acquire Community First Bankshares, Inc. (Community First), a holding company that operates Community First National Bank (CFB). It is anticipated that the purchase transaction will close in the third quarter of 2004, subject to approval from Community First shareholders and federal and state banking regulators. Subsequently, CFB will be merged with and into Bank of the West and its branches will be integrated into Bank of the West’s branch network system. The acquisition of Community First will add 10 new states to Bank of the West’s footprint, as well as to our market share in California and New Mexico. CFB operates 155 branches in 12 states in the Southwest, Rocky Mountains, Great Plains and east to Minnesota, Iowa and Wisconsin. CFB’s retail operations in growing states will complement the Bank’s existing network in California, Nevada, New Mexico and the Pacific Northwest. At March 31, 2004 CFB had total assets of $5.5 billion, total deposits of $4.4 billion and loans of $3.3 billion. Following the acquisition, results of operations of Community First will be included in our Consolidated Financial Statements. The purchase price of approximately $1.2 billion will be paid in cash and accounted for as a purchase.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

3.	Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three months ended March 31, 2004 and 2003.

Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments (“fair value” hedges). At March 31, 2004, the Company carried an interest rate swap of $2.7 million with a fair market value loss of $0.7 million that was categorized as a fair value hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At March 31, 2003, the Company carried $2.8 million of such swaps with a fair market value loss of $0.8 million.

     At November 20, 2002, BancWest Corporation executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by BancWest Capital I. Following the adoption of FIN 46 (see Note 7), BancWest Capital I was deconsolidated, resulting in recognition of $150 million subordinated debt instead of the BWE Capital Securities. The terms of the subordinated debt mirror those of the BWE Capital Securities. Concurrent with the deconsolidation of BancWest Capital I, the Bank redesignated the interest rate swap to hedge the subordinated debt. The derivative instrument is highly effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value loss of the swap was $0.5 million and a gain of $1.2 million at March 31, 2004 and 2003, respectively.

     In addition, at March 31, 2004, the Company carried interest rate swaps totaling $77.9 million with a market value loss of $6.7 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates from 3.56% to 7.99%. At March 31, 2003, the Company carried $126.6 million of such swaps with a market value loss of $11.8 million.

     At March 31, 2004, the Company carried interest rate swaps and swaptions totaling $8.6 million with a market value gain of $0.6 million that were categorized as fair value hedges for repurchase agreements. The Company pays 3-month LIBOR and receives fixed rates ranging from 8.29% to 8.37%. At March 31, 2003, the Company carried $8.6 million of such swaps and swaptions with a market value gain of $0.8 million.

Cash Flow Hedges

     At March 31, 2004, the Company carried interest rate swaps of $600 million with a fair market value gain of $48.3 million which are categorized as cash flow hedges, to hedge our LIBOR-based commercial loans. The hedges had a fair market value gain of $59.9 million at March 31, 2003. The interest rate swaps were entered into during 2001 and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $6.1 million from January 1, 2004 through March 31, 2004 and by $5.8 million from January 1, 2003 through March 31, 2003. The Company estimates net settlement gains, recorded as commercial loan interest income, of $23.5 million over the next twelve months resulting from these hedges.

     At March 31, 2004, the Company carried interest rate swaps totaling $100 million with a fair market value gain of $1.3 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pre-tax income from these swaps for the three months ended March 31, 2004 was a loss of $0.8 million. The Company estimates a net increase to interest expense of $3.1 million over the next twelve months resulting from these hedges.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

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

     The following table summarizes derivatives held by the Company as of March 31, 2004, December 31, 2003 and March 31, 2003:

	March 31, 2004			December 31, 2003			March 31, 2003
Contractual Amounts Which		Credit			Credit			Credit
Represent	Notional	Risk	Net Fair	Notional	Risk	Net Fair	Notional	Risk	Net Fair
Credit Risk:	Amount	Amount	Value	Amount	Amount	Value	Amount	Amount	Value
	(in thousands)
Held for hedge purposes:
Interest rate swaps	$934,888	$51,183	$42,083	$944,110	$54,821	$44,885	$882,295	$61,569	$48,989
Swaptions	4,329	206	206	4,329	178	178	5,639	391	391
Held for trading or free-standing:
Interest rate swaps	1,427,642	31,511	6,517	1,375,018	22,113	5,224	1,405,290	26,055	2,764
Purchased interest rate options	71,923	117	117	22,318	187	187	81,488	220	220
Written interest rate options	131,942	—	(218)	62,946	—	(187)	179,438	1,526	1,309
Forward interest rate options	30,000	41	41	217,930	782	732	63,500	—	(318)
Commitments to purchase and sell foreign currencies	523,037	6,691	476	421,130	8,592	(48)	445,731	6,030	(63)
Purchased foreign exchange options	41,234	422	422	55,791	597	597	31,964	274	274
Written foreign exchange options	41,234	—	(422)	55,791	—	(597)	31,964	—	(274)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

4.	Operating Segments

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

     The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each reporting segment. The net interest income of each segment includes the results of the respective bank’s transfer pricing process, which assesses an internal funds charge on all segment assets and a funds credit on all segment liabilities. The internal charges and credits assigned to each asset and liability are intended to match the maturity, repayment and interest rate characteristics of that asset or liability. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed. Changes in management structure and/or the allocation process may result in changes in allocations and transfers. In that case, results for prior periods would be (and have been) reclassified for comparability. Results for 2003 have been reclassified to reflect changes in the transfer pricing methodology and noninterest income and expense allocation methodology applied in 2004.

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

     Through its branch network, this business segment originates a variety of consumer loans, including direct vehicle loans, lines of credit and second mortgages. In addition, Regional Banking originates and holds a portfolio of first mortgage loans on one- to four-family residences. Through its commercial banking operations conducted from its branch network, Regional Banking offers a wide range of commercial banking products intended to serve the needs of smaller community-based businesses. These include in-branch originations of standardized loan and deposit products for businesses with relatively simple banking and financing needs. Regional Banking also provides a number of fee-based products and private banking services including trust, insurance and investment services.

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

     Commercial Banking

     The Commercial Banking Segment is comprised of several divisions: Commercial Banking Division, Agribusiness Banking Division, Real Estate Industries Division and Specialty areas. The Commercial Banking Division supports business clients with revenues between $25 million and $500 million. The Commercial Banking Division focuses on relationship banking including deposit generation as well as lending activities. The Agribusiness Banking Division serves all agribusiness and rural commercial clients. The Real Estate Industries Division provides construction financing to large regional and national real estate developers for residential and commercial projects. Interim and permanent financing is available on these commercial real estate projects.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

     The Commercial Banking Segment also includes specialty areas: Church Lending, Small Business Administration (SBA), Health Care, Leasing, Credit Union, Government, Correspondent Banking, Cash Management Services and Capital Markets. Equipment leasing is available through the Company’s commercial offices, branches, brokers across the nation and its subsidiary, Trinity Capital. Trinity specializes in nationwide vendor leasing and servicing programs for manufacturers in specific markets.

     All areas within the Commercial Banking Segment focus on cross-sell opportunities. The Commercial Banking Segment also provides trade finance and functions as an agent in commercial, agribusiness and real estate syndication transactions.

     Consumer Finance

     The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes Bank of the West’s wholly-owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. In February 2004, Essex began retaining certain types of loans in its own portfolio. In previous years, Essex sold substantially all of its loans to investors on a servicing released basis. Essex has office locations throughout the United States.

First Hawaiian Bank

     First Hawaiian manages its operations through the following business segments: Retail Banking, Consumer Finance, Commercial Banking and Financial Management.

     Retail Banking

     First Hawaiian Bank’s Retail Banking Segment operates through 56 banking offices located throughout Hawaii. First Hawaiian Bank also operates three branches in Guam and two branches in Saipan.

     The focus of First Hawaiian Bank’s retail/community banking strategy is primarily in Hawaii, where it had a 40% market share of the domestic bank deposits of individuals, corporations and partnerships in the state as of December 31, 2003. Thanks to its significant market share in Hawaii, First Hawaiian Bank already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

     In pursuing the community banking markets in Hawaii, Guam and Saipan, First Hawaiian Bank seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, First Hawaiian Bank generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. Through commercial banking operations conducted from its branch network, First Hawaiian Bank offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. First Hawaiian Bank also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage. The First Investment Center department of First Hawaiian Bank makes available annuities, mutual funds and other securities through BancWest Investment Services, Inc., a registered broker-dealer, member NASD/SIPC. Both First Hawaiian Bank and BancWest Investment Services are affiliates under the common control of BancWest Corporation.

     To complement its branch network and serve these customers, First Hawaiian Bank operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system.

     Consumer Finance

     Consumer Lending offers many types of loans and credits to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. First Hawaiian Bank also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian Bank’s Dealer Center is the largest commercial bank automobile lender in the State of Hawaii. First Hawaiian Bank is the largest issuer of MasterCard® credit cards and VISA® credit cards in Hawaii.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

     Real Estate Lending-Residential makes residential real estate loans, including home-equity loans, to enable borrowers to purchase, refinance, improve or construct residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii. First Hawaiian Bank also originates residential real estate loans for sale on the secondary market.

     Commercial Banking

     Commercial Lending is a major lender to small and medium-sized businesses in Hawaii and Guam. Lending services include receivable and inventory financing, term loans, for equipment acquisition and facilities expansion and trade financing letters of credit. To support the cash management needs of both commercial banking customers and large private and public deposit relationships maintained with the Company, First Hawaiian Bank operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

     Real Estate Lending-Commercial provides interim construction, residential development and permanent financing for commercial real estate projects, including retail facilities, warehouses and office buildings. The Bank also does lease-to-fee conversion financing for condominium associations and cooperatives.

     International Banking Services provides international banking products and services through First Hawaiian Bank’s branch system, its Japan Business Development Department in Honolulu, a Grand Cayman branch, three Guam branches, two branches in Saipan and a representative office in Tokyo, Japan. First Hawaiian Bank maintains a network of correspondent banking relationships throughout the world. First Hawaiian Bank’s trade-related international banking activities are concentrated in the Asia-Pacific area.

     Leasing provides leasing services for businesses from heavy equipment to office computer and communication systems.

     Financial Management

     The Financial Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At March 31, 2004, the Trust and Investments Division had approximately 3,965 accounts with a market value of $8.8 billion. Of this total, $6.5 billion represented assets in nonmanaged accounts and $2.3 billion were managed assets.

     Securities and Insurance Services, through a wholly-owned subsidiary of First Hawaiian Bank, First Hawaiian Insurance, Inc., provides insurance brokerage services for personal, business and estate insurance needs to its customers. First Hawaiian Insurance offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products.

     The Private Banking Department within First Hawaiian Bank’s Financial Management Segment provides a wide range of private banking service products to high-net-worth individuals.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

     The table below presents information about the Company’s operating segments as of or for the periods indicated. The “Other BancWest” category in the table below consists principally of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc. and BancWest Investment Services (“BWIS”). The reconciling items are principally consolidating entries to eliminate intercompany balances and transactions. The following table summarizes significant financial information, as of March 31, 2004 and 2003 for our reportable segments:

	Bank of the West
	Regional	Commercial	Consumer
(in millions)	Banking	Banking	Finance	Other(1)
Three Months Ended March 31, 2004:
Net interest income	$123.4	$77.5	$53.0	$20.7
Noninterest income	43.0	14.0	2.7	5.2
Noninterest expense	107.8	29.1	17.0	6.3
Provision for loan and lease losses	0.5	0.4	14.9	—
Tax provision (benefit)	22.9	24.4	9.4	7.7

Net income (loss)	$35.2	$37.6	$14.4	$11.9

Segment assets at March 31	$7,841	$8,708	$8,213	$4,804
Segment goodwill at March 31	1,214	707	308	—
Average assets	$7,822	$8,648	$8,110	$4,614
Average loans and leases	5,795	7,327	7,760	—
Average deposits	14,391	3,380	6	1,623
Three Months Ended March 31, 2003:
Net interest income	$121.9	$80.7	$49.7	$12.7
Noninterest income	38.7	11.3	2.7	5.5
Noninterest expense	105.9	30.0	15.3	7.3
Provision for loan and lease losses	3.6	0.3	12.8	—
Tax provision (benefit)	20.3	24.5	9.7	4.3

Net income (loss)	$30.8	$37.2	$14.6	$6.6

Segment assets at March 31	$7,176	$8,201	$7,179	$3,741
Segment goodwill at March 31	1,214	706	308	—
Average assets	$7,325	$8,249	$7,097	$3,123
Average loans and leases	5,295	6,923	6,753	—
Average deposits	13,533	2,918	14	1,071

[Additional columns below]

[Continued from above table, first column(s) repeated]

	First Hawaiian Bank
	Retail	Consumer	Commercial	Financial		Other	Reconciling	Consolidated
(in millions)	Banking	Finance	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals
Three Months Ended March 31, 2004:
Net interest income	$56.3	$20.7	$8.6	$—	$(4.3)	$(34.9)	$—	$321.0
Noninterest income	17.7	7.9	1.9	7.7	0.9	0.5	—	101.5
Noninterest expense	44.9	11.4	2.0	6.5	(8.1)	2.0	—	218.9
Provision for loan and lease losses	1.1	1.7	0.1	—	0.1	—	—	18.8
Tax provision (benefit)	11.3	6.2	2.4	0.5	1.8	(14.9)	—	71.7

Net income (loss)	$16.7	$9.3	$6.0	$0.7	$2.8	$(21.5)	$—	$113.1

Segment assets at March 31	$3,620	$1,512	$1,081	$24	$3,619	$7,083	$(7,591)	$38,914
Segment goodwill at March 31	650	216	118	10	—	5	—	3,228
Average assets	$3,581	$1,471	$1,114	$24	$3,419	$7,019	$(7,486)	$38,336
Average loans and leases	2,582	1,279	974	9	204	49	(37)	25,942
Average deposits	6,838	7	19	30	200	—	(62)	26,432
Three Months Ended March 31, 2003:
Net interest income	$57.2	$18.5	$8.3	$0.1	$(0.7)	$(34.3)	$1.2	$315.3
Noninterest income	17.3	10.1	1.6	7.4	1.4	—	(1.2)	94.8
Noninterest expense	43.6	11.3	2.2	6.3	(2.5)	1.3	—	220.7
Provision for loan and lease losses	1.4	1.9	(0.1)	—	0.8	2.0	—	22.7
Tax provision (benefit)	11.2	5.8	2.3	0.5	1.4	(15.4)	—	64.6

Net income (loss)	$18.3	$9.6	$5.5	$0.7	$1.0	$(22.2)	$—	$102.1

Segment assets at March 31	$3,287	$1,472	$1,198	$14	$3,320	$7,603	$(8,275)	$34,916
Segment goodwill at March 31	650	216	118	10	—	5	—	3,227
Average assets	$3,265	$1,428	$1,182	$14	$3,269	$6,516	$(7,051)	$34,417
Average loans and leases	2,420	1,227	1,043	1	353	2	29	24,046
Average deposits	6,392	10	21	51	155	—	(19)	24,146

(1)	The material net interest income and noninterest income items in the Other column are related to Treasury activities of $24.6 million and unallocated other income of $1.3 million for March 31, 2004. The material net interest income and noninterest income items in the Other column resulted substantially from Treasury activities of $13.2 million and unallocated other income of $5.0 million for March 31, 2003.

The material noninterest expense items in the Other column is substantially derived from Treasury activities of $4.2 million and unallocated administrative items of $2.1 million for March 31, 2004. The material noninterest expense items in the Other column primarily resulted from Treasury activities and unallocated administrative items of $7.3 million for March 31, 2003.

The material average asset items in the Other column are related to unallocated Treasury securities for the periods presented.

The material average deposit items in the Other column are related to unallocated Treasury balances for the periods presented.

(2)	Other is composed of Administrative and Syndicated and Media Lending. Administrative represents administrative support areas including Information Management and Operations and Finance and Investment.

The material items in the Other column related to net interest income and noninterest expense in March 31, 2004 and 2003 include unallocated other and Treasury activities.

The material items in the Other column related to average assets are unallocated Treasury securities for the periods presented. The material items in the Other column related to average deposits are unallocated balances for the periods presented.

(3)	The Other BancWest category consists primarily of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc. and BancWest Investment Services (BWIS).

(4)	The reconciling items in the above table are principally intercompany eliminations.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

5.	Operating Lease Assets

     Prior to February 2004, leases of vehicles to customers were treated as finance leases, as they qualified for such treatment under Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. Beginning in February 2004, our automobile leases are treated as operating leases, as we no longer obtain residual insurance on an individual lease basis.

     Operating lease rental income for leased assets, primarily vehicles, is recognized on a straight-line basis. Related depreciation expense is recorded on a straight-line basis over the life of the lease taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized if the carrying amount of leased assets exceeds fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment. Vehicle lease receivables are written off when 120 days past due.

     The following table shows future minimum lease receivables under leases with terms in excess of one year as of March 31, 2004:

Rental Income
(in thousands)
2004	$10,077
2005	14,125
2006	13,909
2007	9,269
2008	8,203
2009 and thereafter	15,928

Total minimum payments	$71,511

6.	Goodwill and Intangible Assets

     We performed the impairment testing of goodwill required under SFAS No. 142 in the fourth quarter of 2003. No impairment of goodwill was found. The impairment analysis was performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank
	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Financial		Consolidated
(in millions)	Banking	Banking	Finance	Banking	Finance	Banking	Management	BancWest	Totals
Balance as of January 1, 2004:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227
Purchase accounting adjustment:
Trinity Capital	—	1	—	—	—	—	—	—	1

Balance as of March 31, 2004:	$1,214	$707	$308	$650	$216	$118	$10	$5	$3,228

     Amortization of intangible assets was $5.8 million for each of the three-month periods ended March 31, 2004 and 2003. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles arising from previous mergers, is approximately $23 million (pre-tax) for each of the years from 2004 to 2008.

     Our finite-lived intangible assets substantially consist of core deposit tangible assets. The gross carrying amount, accumulated amortization and net book value of these intangible assets are detailed below.

	March 31, 2004	December 31, 2003	March 31,2003
	(in thousands)
Gross carrying amount	$230,538	$230,538	$230,538
Accumulated amortization	48,945	43,181	25,891

Net book value	$181,593	$187,357	$204,647

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

7.	Financial Interpretation No. 46: Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. FIN 46 established new guidance on the accounting and reporting for the consolidation of variable interest entities (VIEs). In December 2003, the FASB issued Financial Interpretation No. (FIN) 46 (Revised December 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46R). The application of FIN 46R replaces FIN 46 and applies to companies who have not adopted FIN 46 with VIEs for financial statement periods ending after December 15, 2003. The principal objective of FIN 46 is to require the primary beneficiary of a VIE to consolidate the VIE’s assets, liabilities and results of operations in the primary beneficiary’s own financial statements. The Company adopted the consolidation provisions of FIN 46 on July 1, 2003 consolidating one VIE formed prior to February 1, 2003. However in December 2003, our relationship with this VIE changed and it is no longer being consolidated. In the fourth quarter of 2003, BancWest also ceased consolidating two trusts, which were included in the consolidated financial statements presented prior to October 1, 2003.

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

     BWE Trust is a Delaware business trust, which was formed in 2000 and exchanged $150 million of its BWE Capital Securities as well as all outstanding common securities of BWE Trust, for 9.5% junior subordinated deferrable interest debentures of the Corporation. The Corporation sold the $150 million of BWE Capital Securities to the public. At March 31, 2004, the BWE Trust’s total assets were $155.9 million, comprised primarily of the Corporation’s junior subordinated debentures. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. They are solely, fully and unconditionally guaranteed by the Corporation, representing the Company’s maximum liability for the securities.

     FH Trust is a Delaware business trust which was formed in 1997, issued $100 million of its Capital Securities (the “FH Capital Securities”) and used the proceeds to purchase junior subordinated deferrable interest debentures of the Corporation. The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027. However, they are subject to redemption on or after July 1, 2007, in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture. At March 31, 2004, the FH Trust’s total assets were $105.2 million, comprised primarily of the Corporation’s junior subordinated debentures. The debentures and the associated interest expense make up the Company’s maximum exposure to losses for this trust.

     As of October 2003, effective with the adoption of Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as it relates to the Trusts, BancWest no longer consolidates the Trusts. This deconsolidation had no material impact on the total assets or liabilities of the Corporation. The Federal Reserve Board issued temporary guidance which indicated that the preferred capital securities can still be included as part of Tier 1 Capital. The Federal Reserve Board will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

     The Company has identified investments that meet the definition of a VIE under FIN 46 but do not meet the requirements for consolidation. The Company owns several limited partnership interests in low-income housing developments in conjunction with the Community Reinvestment Act. Limited partners do not participate in the control of the partnerships’ businesses. The general partner exercises the day-to-day control and management of the projects. The general partners have exclusive control over the partnerships’ businesses and have all of the rights, powers, and authority generally conferred by law or necessary, advisable or consistent with accomplishing the partnerships’ businesses. FIN 46 indicates that if an entity (e.g., limited partner) cannot sell, transfer, or encumber its interests in the VIE without the prior approval of an enterprise (e.g., general partner), the limited partner is deemed to be a de facto agent for the general partner. BancWest is considered to be a de facto agent for the general partner where BancWest has a limited partnership interest over 50%. BancWest is not the primary beneficiary for these partnerships or for those where its interest is less than 50%. The business purpose of these entities is to provide affordable housing within the Company’s service area in return for tax credits and tax loss deductions. Our subscription amount for these investments as of March 31, 2004 is approximately $93.4 million with approximately $30.4 million as the residual contribution outstanding. We are not obligated to fund deficiencies of the limited partnerships and our maximum exposure to losses is limited to our subscription amount. Bargain purchase options are available for

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

the general partners to purchase the Company’s portion of interests in the limited partnerships. These commitments were entered into from 1991 through 2004.

8.	Pension and Other Postretirement Benefit Plans

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

     In connection with the March 2002 acquisition of United California Bank (“UCB”), the Company assumed the pension and postretirement obligations of UCB. UCB employees participated in a noncontributory final pay defined benefit pension plan, an unfunded excess benefit pension plan covering employees whose pay or benefits exceed certain regulatory limits, an unfunded postretirement medical plan, and a 401(k) savings plan. In addition, certain key executives were eligible for a supplemental pension benefit if they met certain age and service conditions. The UCB plans were curtailed on June 30, 2003. The Company integrated UCB employees into the Company’s existing benefit plan structure on July 1, 2003. UCB employees were guaranteed the benefits they acquired through the UCB plans up to the curtailment date. The curtailment reduced the projected benefit obligation of the UCB retirement plan by $29.5 million measured as of July 1, 2003, which did not exceed the unrecognized net loss as of that date. The projected benefit obligation related to the UCB supplemental plan decreased by $2.9 million due to the curtailment. This exceeded the unrecognized loss in that plan resulting in a curtailment gain of $0.15 million during 2003. Special benefits were provided to UCB participants meeting certain age and service requirements; this is reflected as a termination benefit and is included in the pension liability. The special benefits were accounted for as an adjustment to goodwill as a purchase accounting adjustment due to the business combination of UCB with Bank of the West. The benefit obligations assumed by the Company in connection with the acquisition and the effect of the curtailment have been reflected in the table below.

     The following table sets forth the components of the net periodic benefit cost (credit) for March 31, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in thousands)
Service cost	$2,260	$3,498	$552	$595
Interest cost	6,568	9,166	654	720
Expected return on plan assets	(8,159)	(10,923)	—	—
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	1,515	4,007	117	(3)

Total benefit cost (credit)	$2,184	$5,748	$1,323	$1,312

     The following table sets forth the components of the net periodic benefit cost (credit) for our funded plans for March 31, 2004 and 2003:

	Funded Pension Benefits
	2004	2003
	(in thousands)
Service cost	$1,760	$3,085
Interest cost	5,531	8,222
Expected return on plan assets	(8,159)	(10,923)
Amortization of transition (asset)/obligation	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	1,275	3,868

Net periodic benefit cost (credit)	$407	$4,252

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

Contributions

     BancWest expects to contribute $2.5 million to its defined benefit pension plans and $2.5 million to its other post retirement benefit plans in 2004.

9.	Subsequent Event

     On April 27, 2004, BancWest announced that it signed an agreement to acquire USDB Bancorp in a cash transaction valued at $245 million. USDB Bancorp is a holding company that operates Union Safe Deposit Bank, which has 19 branches in California. It is anticipated that the purchase transaction will close in the third quarter of 2004, subject to approval from USDB Bancorp shareholders and federal and state banking regulators. Subsequently, Union Safe Deposit Bank will be merged into Bank of the West. As a purchase transaction, the results of operations of Union Safe Deposit Bank will be included with that of BancWest subsequent to the consummation of the transaction.

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

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item 2 and elsewhere in this report.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

OVERVIEW

     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $38.9 billion. It is a wholly owned subsidiary of Paris-based BNP Paribas. BancWest is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. Its principal subsidiaries are Bank of the West (296 branches in California, Oregon, New Mexico, Nevada, Washington state and Idaho) and First Hawaiian Bank (61 branches in Hawaii, Guam and Saipan).

Acquisitions

     On April 27, 2004, BancWest announced that it signed an agreement to acquire USDB Bancorp in a cash transaction valued at $245 million. USDB Bancorp is a holding company that operates Union Safe Deposit Bank, which has 19 branches in California. It is anticipated that the purchase transaction will close in the third quarter of 2004, subject to approval from USDB Bancorp shareholders and federal and state banking regulators. Subsequently, Union Safe Deposit Bank will be merged into Bank of the West. As a purchase transaction, the results of operations of Union Safe Deposit Bank will be included with that of BancWest subsequent to the consummation of the transaction.

     On March 16, 2004, BancWest announced that it signed an agreement to acquire Community First Bankshares, Inc. (Community First), a holding company that operates Community First National Bank (CFB) in a cash transaction valued at $1.2 billion. It is anticipated that the purchase transaction will close in the third quarter of 2004, subject to approval from Community First shareholders and federal and state banking regulators. Subsequently, CFB will be merged with and into Bank of the West and its branches will be integrated into Bank of the West’s branch network system. See Note 2 of the Company’s Notes to Unaudited Consolidated Financial Statements.

Initiatives

     BancWest has continued to implement a series of initiatives that are designed to improve customer service and expand our physical footprint by branch expansion and mergers and acquisitions. The focus of the Company is to promote long-lasting customer service relationships through upgrading technology and enhancing existing and implementing new training vehicles. BancWest strives for a “high touch” personalized marketing position, promoting brand recognition through logos and community outreach. BancWest is expanding its line of financial services to its customers through internal initiatives as well as mergers and acquisitions. This includes insurance services that it will attain through Community First.

     To remain competitive, Bank of the West’s Regional Banking segment offers “Free Checking” to assist in business development and customer experience activities. This product was developed to assure that customers are finding the right checking product to meet their needs. Bank of the West has also launched a new electronic check service (“ECS”) for merchant services through its relationship with NOVA Information Systems. Merchant Services is the process of accepting, processing and settling payments for businesses. The Company provides the payment processing equipment, technology, reporting and reconciliation services merchants need to conduct business. ECS offers almost instant verification of fund availability when checks are swiped through the merchant’s check reader. ECS offers next day funding to merchants without having to make deposits in a branch.

     Key among the elements of the Company’s profitability has been the interest rate environment, from both a deposit and loan pricing standpoint. As an industry, banks and other financial intermediaries have seen net interest margins decline over the past year principally as a result of the absolute level and shape of the yield curve. We manage the interest rate and market risks intrinsic in our asset and liability balances, while ensuring ample liquidity and diverse funding.

Financial Overview

First quarter 2004 as compared to first quarter 2003

     BancWest reported net income of $113.1 million, compared with $102.1 million, an increase of 10.7%. Net interest income was $321.0 million, up 1.8% compared to $315.2 million. This increase was primarily due to growth in average earning assets, partially offset by a lower net interest margin for the quarter. Average loans and leases increased by $1.9 billion; average investment securities increased by $1.9 billion. The Company increased its consumer lending and purchased residential mortgage loans and securities while commercial borrowing was still relatively slow. The net interest margin decreased 51 basis points (1% equals 100 basis points) from

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

4.49% last year to 3.98% as a declining interest rate environment caused rates on interest earning assets to decrease more rapidly than rates paid on funding sources. Noninterest income was $101.4 million, an increase of 7.0% compared to $94.8 million in the first quarter of 2003. The increase was primarily due to increased service charges on deposit accounts and other service charges and fees. The Company’s strategy to increase noninterest income included growth in average deposit balances, repricing efforts in account analysis as well as growth in investment product sales and merchant services. The Company also focused on niche markets where the Company would have a competitive advantage in growing its portfolio related to equipment leasing, SBA, church and healthcare lending. Noninterest expense was $218.9 million compared to $220.7 million, a decrease of 0.8%. Cost savings from staff reductions, offset by the increased cost of healthcare , resulted in a decrease in noninterest expense of $1.8 million from the first quarter of 2003.

     BancWest had total assets of $38.9 billion at March 31, 2004, an increase of 1.5% from December 31, 2003 and 11.5% from March 31, 2003. Investment securities totaled $6.0 billion, an increase of 1.7% from December 31, 2003 and 33.2% from the same period in 2003. Loans and leases totaled $26.2 billion, up 2.0% from December 31, 2003 and 9.0% from a year ago. Deposits were $26.7 billion, up 1.3% from December 31, 2003 and 9.9% from a year ago.

     BancWest’s nonperforming assets were 0.58% of loans, leases and foreclosed properties at March 31, 2004, an improvement from 0.59% at December 31, 2003 and 0.98% at March 31, 2003. The provision for loan and lease losses was $18.9 million for the first quarter of 2004, compared to $22.7 million for the quarter ended a year ago. BancWest’s allowance for loan and lease losses was 1.51% of total loans and leases at March 31, 2004, compared to 1.52% of total loans and leases at December 31, 2003 and 1.65% at March 31, 2003.

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

CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2004. We have established policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. However, given the sensitivity of our Consolidated Financial Statements to these accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

     Our accounting policies are discussed in detail in the notes to the Consolidated Financial Statements, Note 1 (Summary of Significant Accounting Policies) of our 2003 Annual Report on Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified the following accounting estimates that we believe are material due to the levels of subjectivity and judgment necessary to account for uncertain matters or where these matters are particularly subject to change.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

leases, representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1, (Summary of Significant Accounting Policies) of our 2003 Annual Report on Form 10-K in the notes to the Consolidated Financial Statements describes how we evaluate loans for impairment. Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our statistical analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan and lease types. If general or specific regional economic factors were to improve or deteriorate significantly, we may need to revise our loss factors, thereby decreasing or increasing our allowance. Furthermore, the estimated fair value of collateral may differ from what is realized upon the sale of that collateral. Due to the subjective nature of estimating an adequate allowance for loan and lease losses, economic uncertainties and other factors, some of the allowance is not allocated to specific loans and leases or specific categories of loans and leases. The Corporation monitors differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of credit portfolios and the methodologies used to estimate incurred losses in those portfolios. In management’s judgment, the Allowance has historically been adequate to absorb losses inherent in the loan and lease portfolios. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming loans and leases, and charge-offs in the future. We will continue to monitor economic developments closely and make necessary adjustments to the Allowance accordingly.

•	Goodwill: Goodwill recorded on the books of BancWest resulted from business acquisitions. It arose when the purchase price exceeded the assigned value of the net assets of acquired businesses. In each situation, it was based on estimates and assumptions that were subject to management’s judgment and was recorded at its estimated fair value at the time purchase accounting estimates of acquired entities were concluded. As of March 31, 2004, we had $3.2 billion in goodwill on our Consolidated Balance Sheet. The value of this goodwill is supported by the revenue we generate from our business segments. A decline in earnings as a result of material lack of growth, or our inability to deliver services in a cost-effective manner over a long time period could lead to possible impairment of goodwill, and this would be recorded as a write-down in our statements of income. We perform an impairment test for goodwill annually, or as circumstances dictate. The evaluation methodology for potential impairment is centered on the projection of cash flows into the future using present value techniques and, as such, involves significant management judgment in the modeling of estimates and assumptions. If the projected net cash flow assumptions are too high, or if the discount rate used is too low, there is a risk that impairment should have been recognized, but was not recorded. We use a two-step process to evaluate possible impairment. The first step compares the fair value of a reporting unit, which is an individual business segment of the Company, to its carrying amount. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount exceeds the fair value, then a second step is conducted whereby we assign fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. The implied fair value of goodwill is compared with the carrying amount of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. We performed the impairment testing of goodwill required under Statement of Financial Accounting Standards (SFAS) No. 142 for the year ended December 31, 2003, in the fourth quarter. Due to the inherent imprecision of projections used in the impairment test, a number of different scenarios were used. In addition to using anticipated balance sheet growth, scenarios for 25% more and 20% less than the anticipated growth were used. Furthermore, in projecting cash flows, a continuing value scenario as well as a terminal value scenario were used. Finally, two separate discount rate scenarios were used. The first discount rate used was the weighted average cost of capital, which is a composite of the after-tax cost of debt and cost of equity. The second discount rate was the cost of equity using a capital asset pricing model. The conclusion after testing under each of these scenarios is that there is no impairment of goodwill.

•	Lease Financing: We provide lease financing under a variety of arrangements, primarily consumer automobile leases and commercial equipment leases. Leases for commercial equipment and consumer automobiles through January 2004 have been classified as financing leases if they conform to the definition set out in SFAS 13, Accounting for Leases. (See Note 5 to the Consolidated Financial Statements.) At the time the leasing transaction is executed, we record the gross lease receivable and the estimated residual value of leased equipment on our balance sheet. Unearned income on direct financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease. Estimates are made to predict what our unguaranteed lease residual values will be at the end of their lease term. Historically we have not experienced significant losses from overestimating residual values in our leasing portfolio. If these estimates differ significantly from our actual results, there may be an impact to our financial statements.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31,
	2004		2003
Earnings:
(Dollars in thousands)
Interest income	$417,152		$417,476
Interest expense	96,126		102,237

Net interest income	321,026		315,239
Provision for loan and lease losses	18,865		22,690
Noninterest income	101,438		94,834
Noninterest expense	218,882		220,660

Income before income taxes	184,717		166,723
Tax provision	71,665		64,642

Net income	$113,052		$102,081

Balance Sheet Data Averages:
(Dollars in millions)
Average assets	38,336		34,417
Average securities available-for-sale	5,991		4,113
Average loans and leases (1)	25,942		24,046
Average deposits	26,432		24,146
Average long-term debt and capital securities	4,323		3,580
Average stockholder’s equity	4,327		3,926
Balance Sheet Data At Period End:
(Dollars in millions)
Assets	38,914		34,916
Securities available-for-sale	6,030		4,528
Loans and leases (1)	26,292		24,139
Deposits	26,743		24,339
Long-term debt and capital securities	4,283		3,572
Stockholder’s equity	4,398		3,969
Selected Financial Ratios For the Period Ended:
Return on average total assets (ROA) (2)	1.19%		1.20%
Return on average stockholder’s equity (ROE) (2)	10.51		10.54
Net interest margin (taxable-equivalent basis) (2)	3.98		4.49
Net loans and leases charged off to average loans and leases (2)	0.22		0.18
Efficiency ratio (3)	51.81		53.81
Average equity to average total assets	11.29		11.41
At Period End:
Allowance for loan and lease losses to total loans and leases	1.51		1.65
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.58		0.98
Allowance for loan and lease losses to nonperforming loans and leases	2.88	x	1.83	x
Regulatory Capital Ratios:
Leverage Ratio (4):
Bank of the West	9.58%		9.48%
First Hawaiian Bank	10.19		9.38
Tier 1 capital (risk-based):
Bank of the West	10.92		10.29
First Hawaiian Bank	13.28		11.66
Total capital (risk-based):
Bank of the West	13.13		12.59
First Hawaiian Bank	15.64		14.05

(1)	These balances include loans held-for-sale and are not adjusted for loan and lease losses.

(2)	Annualized.

(3)	The efficiency ratio is noninterest expense as a percentage of total operating revenue (net interest income plus noninterest income).

(4)	The capital leverage ratios are based on quarterly averages.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Net Interest Income

First quarter 2004 as compared to first quarter 2003

     Net interest income increased 1.8% to $321.0 million as compared to $315.2 million.

     The increase in net interest income was principally the result of a $3.9 billion, or 13.8%, increase in average earning assets. The increase in our average earning assets was primarily the result of growth in loans from originations and purchases, leases and investment securities within Bank of the West and First Hawaiian Bank. The increase in average earning assets was partially offset by a 51 basis point reduction in our net interest margin. The continuing effect of historically low interest rates has reduced the yield on earning assets as well as rates paid on sources of funds.

Net Interest Margin

First quarter 2004 as compared to first quarter 2003

     The net interest margin decreased by 51 basis points due primarily to the effects of the decreasing interest rate environment. While the decreasing rate environment reduced our yield on earning assets by 76 basis points to 5.17% from 5.93%, it also decreased our rate paid on sources of funds by 25 basis points to 1.19% from 1.44%. Also offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits maintained by retail and commercial customers in both banks increased by $0.8 billion, or 12.6%. Higher yielding average domestic time deposits decreased $0.1 billion, or 1.8% due to the low interest rate environment.

Average Earning Assets

First quarter 2004 as compared to first quarter 2003

     Growth in Bank of the West’s loan and lease portfolio and higher levels of investment securities in both banks, are primarily responsible for the increase in average earning assets. Higher levels of foreign interest bearing deposits in other banks also contributed to the increase in average earning assets. The $1.9 billion, or 7.9%, increase in average total loans and leases was primarily due to increased consumer lending and residential mortgages. Consumer loans continue to grow due to strength in the consumer market and the low interest rates on consumer products. As commercial lending was relatively slow during the past year, funds were used to purchase residential mortgages as well as investment securities. Consequently, average total investment securities also increased to $6.0 billion, up $1.9 billion, or 45.7%.

Average Loans and Leases

First quarter 2004 as compared to first quarter 2003

     The increase in average loans and leases was primarily due to growth in Bank of the West. Average consumer loans within Bank of the West increased approximately $1.2 billion, or 22.7%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Bank of the West’s average residential real estate loans have increased by $0.6 billion.

Average Interest-Bearing Deposits and Liabilities

First quarter 2004 as compared to first quarter 2003

     The increase in average interest-bearing deposits and liabilities was primarily due to an increase in average long-term debt, average short-term borrowings and growth in our customer deposit base. Average deposits increased due to growth in the demand deposit and interest-bearing checking, regular, money market savings and foreign deposit portfolios. These increases were partially offset by a decrease in average time deposits. Short and long term borrowings from the Federal Home Loan Bank also increased average short-term borrowings and average long-term debt.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

     The following table sets forth the condensed consolidated average balance sheets, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for March 31, 2004 and 2003) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended March 31,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$7,194	$8	0.45%	$5,127	$8	0.63%
Foreign	295,879	807	1.10	103,249	407	1.60

Total interest-bearing deposits in other banks	303,073	815	1.08	108,376	415	1.55
Federal funds sold and securities purchased under agreements to resell	233,895	602	1.04	249,634	823	1.34
Trading assets	15,018	14	0.37	32,279	291	3.66
Investment securities (2):
Taxable	5,983,546	51,871	3.49	4,098,266	41,506	4.11
Exempt from Federal income taxes	7,427	135	7.31	14,865	234	6.38

Total investment securities	5,990,973	52,006	3.49	4,113,131	41,740	4.12
Loans and leases (3),(4):
Domestic	25,593,879	358,186	5.63	23,677,033	368,153	6.31
Foreign	347,744	5,787	6.69	369,161	6,438	7.07

Total loans and leases	25,941,623	363,973	5.64	24,046,194	374,591	6.32

Total earning assets	32,484,582	$417,410	5.17	28,549,614	$417,860	5.93

Non-interest bearing assets:
Cash and due from banks	1,374,349			1,444,905
Premises and equipment	541,319			381,140
Core deposit intangible	184,359			207,344
Goodwill	3,228,346			3,227,710
Other assets	523,518			606,368

Total non-interest bearing assets	5,851,891			5,867,467

Total assets	$38,336,473			$34,417,081

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$314,032	$69	0.09	$266,838	$119	0.18
Savings	10,820,570	15,741	0.59	9,696,019	18,239	0.76
Time	6,717,222	25,482	1.53	6,839,649	33,231	1.97
Foreign	997,080	2,144	0.86	608,316	1,558	1.04

Total interest-bearing deposits	18,848,904	43,436	0.93	17,410,822	53,147	1.24
Short-term borrowings	2,130,573	5,413	1.02	1,373,035	3,696	1.09
Long-term debt and capital securities	4,323,264	47,277	4.40	3,580,283	45,394	5.14

Total interest-bearing deposits and liabilities	25,302,741	96,126	1.53	22,364,140	102,237	1.85

Interest rate spread			3.64%			4.08%
Noninterest-bearing deposits	7,583,455			6,735,524
Other liabilities	1,123,351			1,391,324

Total liabilities	34,009,547			30,490,988
Stockholder’s equity	4,326,926			3,926,093

Total liabilities and stockholder’s equity	$38,336,473			$34,417,081

Impact of noninterest-bearing sources			0.34%			0.41%
Net interest income and margin on total earning assets		321,284	3.98%		315,623	4.49%
Tax equivalent adjustment		258			384

Net interest income		$321,026			$315,239

(1)	Annualized.

(2)	For the three months ended March 31, 2004 and 2003, average debt investment securities were computed based on historical amortized costs, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $10.5 million and $13.8 million for three months ended March 31, 2004 and 2003, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

     The following table reflects the key components of the change in noninterest income for the three months ended March 31, 2004, as compared to the same period in 2003:

	Three Months Ended March 31,		Change
	2004	2003	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$40,829	$37,029	$3,800	10.3%
Trust and investment services income	10,302	9,507	795	8.4
Other service charges and fees	38,026	31,655	6,371	20.1
Securities gains, net	367	1,892	(1,525)	(80.6)
Other	11,914	14,751	(2,837)	(19.2)

Total noninterest income	$101,438	$94,834	$6,604	7.0%

First quarter 2004 as compared to first quarter 2003

     As detailed in the table above, total noninterest income was $101.4 million, an increase of $6.6 million or 7.0%.

     Service charges on deposit accounts were $40.8 million, an increase of $3.8 million. The increase is primarily attributed to an increase in average deposit balances of approximately 9.5%, higher fee income from overdraft and nonsufficient fund transactions and higher servicing fee income as a result of repricing efforts in account analysis.

     Other service charges and fees were $38.0 million, an increase of $6.4 million. The increase is primarily due to increased revenue resulting from a concentrated effort in growing the sales of investment products, higher rental income from automobile operating leases as we began accounting for our auto leases as operating leases beginning in February 2004 (see Note 5 to the Consolidated Financial Statements), higher non-yield-related fees on commercial loans, higher loan servicing fees and higher merchant services fees resulting from an increase in the number of retail merchant accounts and higher retail sales volume.

     Net securities gains totaled $0.4 million, compared to a net gain of $1.9 million. The higher gains in 2003 were due to portfolio restructuring activities.

     Other noninterest income totaled $11.9 million, a decrease of $2.8 million, primarily attributed to lower gains on the sale of residential loans due to lower loan volume, lower gains on the sale of foreclosed property and lower income from the sale of loans in the Essex subsidiary as Essex began to keep specific types of loans in its portfolio rather than selling them. These decreases were partially offset by increased revenue from derivative sale activities and miscellaneous assets.

Noninterest Expense

     The following table reflects the key components of the change in noninterest expense for the three months ended March 31, 2004 as compared to the same period in 2003:

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended March 31,		Change
	2004	2003	$	%
	(Dollars in thousands)
Personnel:
Salaries and wages	$83,455	$84,662	$(1,207)	(1.4)%
Employee benefits	36,237	37,646	(1,409)	(3.7)

Total personnel expense	119,692	122,308	(2,616)	(2.1)
Occupancy	21,615	22,320	(705)	(3.2)
Outside services	18,261	17,567	694	4.0
Intangible amortization	5,763	5,763	—	—
Equipment	12,133	11,156	977	8.8
Stationery and supplies	6,164	7,018	(854)	(12.2)
Advertising and promotion	6,336	5,203	1,133	21.8
Other	28,918	29,325	(407)	(1.4)

Total noninterest expense	$218,882	$220,660	$(1,778)	(0.8)%

First quarter 2004 as compared to first quarter 2003

     As the table above shows in detail, total noninterest expense was $218.9 million, a decrease of $1.8 million.

     Salaries and wages expenses were $83.5 million, a decrease of $1.2 million. The decrease is primarily attributable to a lower full-time equivalent employee count and a reduction in temporary services.

     Employee benefits expense was $36.2 million, a decrease of $1.4 million, primarily due to lower pension and retirement plan expense as a result of reduced costs and lower recognized actuarial loss. The decrease was partially offset by increases in other benefits, primarily healthcare.

     Advertising and promotion expenses were $6.3 million, an increase of $1.1 million, primarily the result of higher advertising expenses related to media outdoor and CD campaigns to promote brand recognition.

OPERATING SEGMENTS

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

First quarter 2004 as compared to first quarter 2003

     The Regional Banking Group’s net income increased $4.4 million, from $30.8 million to $35.2 million. Net interest income increased $1.5 million or 1.2%. This increase was driven by a 9.4% increase in average loans, offset by a decline in demand deposit transfer pricing margins. Noninterest income increased $4.3 million, or 11.1%, driven by a repricing in our fee structure, an increase in investment sales volume and increased penalty fees collected on commercial real estate loans in this period. Noninterest expense increased $1.9 million, or 1.8%. Noninterest expense increased due to higher costs associated with employee benefits. The provision for loan and lease losses decreased $3.1 million due to higher recoveries of previously charged off loans. The growth in deposit balances was driven by core deposits, offset by a decline in certificates of deposits.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Commercial Banking

First quarter 2004 as compared to first quarter 2003

     The Commercial Banking segment’s net income increased $0.4 million or 1.1% from $37.2 million to $37.6 million. Net interest income decreased $3.2 million or 4.0%. The decrease in net interest income is a result of a 100 basis point drop in the transfer pricing margin for money market savings and demand deposits, despite an increase in average balances. The change in transfer pricing methodology on money market accounts contributed to the margin decrease. The margins on loans and leases remained constant as compared to last year. Noninterest income increased $2.7 million or 23.9%. The increase is related to non-yield related loan fees and trading derivatives as well as unexpected early lease contract termination fees. Noninterest expense decreased $ 0.9 million or 3.0%.

     Average loan and lease balances increased by 5.8% to $7.3 billion, and average deposit balances increased by 15.8% to $3.4 billion.

•	Consumer Finance

First quarter 2004 as compared to first quarter 2003

     The Consumer Finance segment’s net income was $14.4 million compared to $14.6 million. Net interest income was $53.0 million, compared to $49.7 million, an increase of 6.6%. Noninterest income has remained flat. Noninterest expense increased from $15.3 million to $17.0 million.

     The Consumer Finance Segment remains very competitively priced in the indirect lending market. Though noninterest income remained flat, income decreased due to lower gains on sales of loans through our Essex subsidiary, offset by an increase in other operating income as a result of originating operating leases rather than finance leases (see Note 5 to the Consolidated Financial Statements). In 2004, Essex began to keep in its portfolio specific types of loans, rather than selling substantially all loans as it had done in the past. Noninterest income was favorably impacted as a result of recording lease payments as noninterest income on all auto leases recorded as operating leases according to Statement of Financial Accounting Standards No. 13 starting in February 2004. Noninterest expense increased by 11.1%. However, expenses as a percentage of average assets remained constant. The noninterest expense increase was primarily due to an increase in the cost of employee salaries and benefits.

     Average assets were $8.1 billion compared to $7.1 billion, an increase of 14.3%. This increase is primarily due to increased indirect loan production. The provision for credit losses increased $2.1 million due to a $1.0 billion increase in average loans.

First Hawaiian Bank

•	Retail Banking

First quarter 2004 as compared to first quarter 2003

     The Retail Banking Group’s net income decreased to $16.7 million, down $1.6 million, or 8.7%. Net interest income decreased $0.9 million or 1.6%, primarily due to a decrease in the net interest margin, which was negatively impacted by the effects of a lower interest rate environment. Noninterest income increased $0.4 million, or 2.3%, primarily from increased fees on deposit accounts, partially offset by a gain on the sale of foreclosed property in 2003. Noninterest expense increased $1.3 million, or 3.0%, primarily due to increased allocated corporate expenses. The provision for loan and lease losses decreased $0.3 million or 21.4%. The decrease in nonperforming assets and lower charge offs have reduced the provision for loan and lease losses.

     Average assets increased 9.7%, primarily due to increases in residential and commercial loans. Average assets also increased due to the purchase of the First Hawaiian Center building. Average deposits increased 7.0% primarily due to an increase in core deposits, partially offset by a decrease in time certificates of deposit.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Consumer Finance

First quarter 2004 as compared to first quarter 2003

     Consumer Finance’s net income decreased to $9.3 million, down $0.3 million, or 3.1%. Net interest income was $20.7 million compared to $18.5 million, an increase of 11.9%. This was the result of increased interest income on higher loan balances. Noninterest income decreased $2.2 million or 21.8%. The decrease was caused by lower gains on the sale of mortgages. Noninterest expense remained flat. The provision for loan and lease losses decreased $0.2 million or 10.5%. The decrease reflects lower charge offs and improved credit quality.

     Average assets increased 3.0%, primarily due to increases in consumer and dealer flooring loans.

•	Commercial Banking

First quarter 2004 as compared to first quarter 2003

     Commercial Banking’s net income increased to $6.0 million, up $0.5 million, or 9.1%. Net interest income increased $0.3 million or 3.6%, primarily due to higher fees from loans that were paid off in 2004. Noninterest income increased $0.3 million or 18.8%, primarily due to an increase in loan servicing fees. Noninterest expense remained relatively flat. The provision for loan and lease losses increased $0.2 million, primarily due to a recovery on a loan previously charged off in 2003.

     Average assets decreased 5.8%, primarily due to a decrease in loans.

•	Financial Management

First quarter 2004 as compared to first quarter 2003

     The Financial Management Group’s net income of $0.7 million was unchanged from 2003. Noninterest income increased by $0.3 million, primarily due to higher investment management fees. Investment fees were positively impacted by the upturn in the equity markets. Noninterest expense increased by $0.2 million, primarily due to increases in salaries and employee benefits.

INVESTMENT SECURITIES

     The Company focuses on the following four objectives for its investment portfolio:

•	Support its needs for liquidity to fund loans or to meet unexpected deposit runoffs. Liquidity can be met by having investments with relatively short maturities and/or a high degree of marketability.

•	Act as a vehicle to make meaningful shifts in the Company’s overall interest rate risk profile.

•	Provide collateral to secure the Company’s public funds-taking activities.

•	Provide maximum level of after-tax earnings consistent with the safety factors of quality, maturity, marketability and risk diversification.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Held-to-Maturity

     There were no held-to-maturity investment securities at March 31, 2004, December 31, 2003 or March 31, 2003.

Available-for-Sale

     Amortized cost and fair value of available-for-sale investment securities at March 31, 2004, December 31, 2003 and March 31, 2003 were as follows:

	March 31, 2004
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses (1)	Fair Value
	(in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,557,294	$17,826	$(580)	$1,574,540
Mortgage and asset-backed securities:
Government	2,447,891	34,362	(12,342)	2,469,911
Other	666,555	10,049	(354)	676,250
Collateralized mortgage obligations	1,088,833	5,899	(2,082)	1,092,650
State and political subdivisions	7,794	523	(12)	8,305
Other (2)	208,260	598	(121)	208,737

Total available-for-sale investment securities	$5,976,627	$69,257	$(15,491)	$6,030,393

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003				March 31, 2003
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses (1)	Fair Value	Cost	Gains	Losses (1)	Fair Value
	(in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,588,359	$14,110	$(2,256)	$1,600,213	$1,411,466	$22,115	$(107)	$1,433,474
Mortgage and asset-backed securities:
Government	2,356,615	23,397	(23,879)	2,356,133	1,840,240	37,515	(1,283)	1,876,472
Other	691,466	7,990	(1,425)	698,031	558,218	13,556	(298)	571,476
Collateralized mortgage obligations	1,066,679	2,611	(8,119)	1,061,171	474,003	5,075	(246)	478,832
State and political subdivisions	15,925	355	(61)	16,219	15,346	274	(145)	15,475
Other (2)	196,450	173	(628)	195,995	152,439	422	(106)	152,755

Total available-for-sale investment securities	$5,915,494	$48,636	$(36,368)	$5,927,762	$4,451,712	$78,957	$(2,185)	$4,528,484

(1)	At March 31, 2004, December 31, 2003 and March 31, 2003, the Company held no securities that had been in a continuous unrealized loss position for 12 months or more.

(2)	Includes investment in restricted stock of the Federal Home Loan Bank of $155.9 million, $153.3 million and $111.3 million as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

     Proceeds from the sales of available-for-sale investment securities portfolio were $56.4 million and $101.1 million for the three months ended March 31, 2004 and 2003, respectively.

     Gains and losses realized on the sales of available-for-sale investment securities are determined using the specific identification method. Gross realized gains and losses on available-for-sale investment securities for the periods indicated were as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Realized gains	$368	$1,892
Realized losses	(1)	—

Securities gains (losses), net	$367	$1,892

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

LOANS AND LEASES

     The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at March 31, 2004, December 31, 2003 and March 31, 2003:

	March 31, 2004		December 31, 2003		March 31, 2003
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Commercial, financial and agricultural	$4,441	16.9%	$4,492	17.5%	$4,637	19.3%
Real estate:
Commercial	5,163	19.7	5,146	20.0	4,871	20.3
Construction	958	3.7	953	3.7	944	3.9
Residential	5,338	20.4	5,020	19.5	4,568	19.0

Total real estate loans	11,459	43.8	11,119	43.2	10,383	43.2

Consumer	7,659	29.2	7,345	28.6	6,305	26.2
Lease financing	2,321	8.8	2,417	9.4	2,344	9.7
Foreign:
Commercial and industrial	61	0.2	63	0.2	80	0.3
Other	288	1.1	286	1.1	307	1.3

Total foreign loans	349	1.3	349	1.3	387	1.6

Total loans and leases	$26,229	100.0%	$25,722	100.0%	$24,056	100.0%
Less allowance for loan and lease losses	396		392		396

Total net loans and leases	$25,833		$25,330		$23,660

Total loans and leases to:
Total assets	67.4%		67.1%		68.9%
Total interest earning assets	79.2%		79.5%		82.9%
Total deposits	98.1%		97.4%		98.8%

     We continue to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from our Mainland United States operations. The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. There was a $2.2 billion, or 9.0%, increase in total loans and leases from March 31, 2003 and a $507.4 million, or 2.0% increase compared to December 31, 2003.

     When comparing the current period to March 31, 2003 there was an increase of $1.4 billion, or 21.5%, in consumer loans due to continued strength in the consumer market. Consumer loans consist primarily of open-and closed-end direct and indirect credit facilities for personal, automobile, recreational vehicle, marine, and household purchases. This increase was partially offset by a decrease of $196 million, or 4.2%, in commercial lending resulting from run off. Total real estate loans increased $1.1 billion or 10.4% from March 31, 2003 primarily from growth in residential and commercial real estate lending.

     Total loans and leases increased slightly from December 31, 2003. This increase was mainly driven by increases in residential real estate and consumer lending. Total real estate loans increased $0.3 million, or 3.1%, and consumer loans increased $0.3 million, or 4.3%, in the period ending March 31, 2004 compared to December 31, 2003. These increases were partially offset by declines in commercial, financial and agricultural lending and lease financing.

     Our mix of loans and leases has remained similar to our portfolio in the period ending March 31, 2003 with a few exceptions. We have decreased exposures in certain commercial, financial and agricultural loans in response to concentration levels from 19.3% on March 31, 2003 to 16.9% on March 31, 2004. Our portfolio of consumer loans has increased while lease financing has decreased slightly. This shift is due to changes in the consumer market and attractive interest rates on consumer lending. Low interest rates on consumer products have turned consumers away from leasing to purchasing.

     Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At March 31, 2004, we did not have a

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the table above.

     Off-balance-sheet commitments were as follows at March 31, for the years indicated:

	Notional/Contract Amount
	2004	2003
	(Dollars in thousands)
Contractual Amounts Which Represent Credit Risk:
Commitments to extend credit	$8,435,507	$7,313,461
Standby letters of credit	668,888	806,596
Commercial letters of credit	65,659	78,294

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

     Nonperforming assets at March 31, 2004, December 31, 2003 and March 31, 2003 are as follows:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$66,060	$66,100	$129,941
Real estate:
Commercial	47,897	41,508	51,852
Construction	—	—	—
Residential	8,093	8,176	7,909

Total real estate loans	55,990	49,684	59,761

Consumer	2,457	3,634	4,459
Lease financing	7,550	8,038	13,527
Foreign	5,607	6,341	8,758

Total nonaccrual loans and leases	137,664	133,797	216,446

Other real estate owned and repossessed personal property	15,571	17,387	18,545

Total nonperforming assets	$153,235	$151,184	$234,991

Past due loans and leases (1):
Commercial, financial and agricultural	$18,520	$17,545	$11,387
Real estate:
Commercial	6,363	7,410	5,613
Construction	—	—	907
Residential	1,190	1,084	2,783

Total real estate loans	7,553	8,494	9,303

Consumer	2,602	2,559	1,792
Lease financing	16	127	393
Foreign	303	651	563

Total past due loans and leases	$28,994	$29,376	$23,438

Accruing Restructured Loans:
Commercial, financial and agricultural	$55	$60	$68
Real estate:
Commercial	1,596	1,616	4,523

Total real estate loans	1,596	1,616	4,523

Total accruing restructured loans and leases	$1,651	$1,676	$4,591

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.58%	0.59%	0.98%
Including past due loans and leases	0.69	0.70	1.07
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.39	0.39	0.67
Including past due loans and leases	0.47	0.47	0.74

(1)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest, are adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Nonperforming assets at March 31, 2004 were $153.2 million, or 0.58% of total loans and leases and other real estate owned (OREO) and repossessed personal property, compared to 0.59% at December 31, 2003 and 0.98% at March 31, 2003.

     Nonperforming assets at March 31, 2004 decreased by $81.8 million, or 34.8%, from March 31, 2003 and increased $2.1 million, or 1.4%, from December 31, 2003. The decrease in nonaccrual loans from the previous year was primarily due to resolution of problem relationships in commercial lending and decreases in nonaccrual real estate loans and lease financing. Foreign nonperforming assets decreased at March 31, 2004 by $3.2 million, or 36.0%, from March 31, 2003. However, our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component (1.3%) of our total loan portfolio at March 31, 2004. The increase in nonperforming assets from December 31, 2003 is primarily due to an increase in nonperforming commercial real estate loans of $6.4 million or 15.4%.

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

     Other than the loans listed, we were not aware of any significant potential problem loans where possible credit problems of the borrower caused us to seriously question the borrower’s ability to repay the loan under existing terms. Loans past due 90 days or more and still accruing interest totaled $29.0 million at March 31, 2004, a decrease of $0.4 million or 1.3%, from December 31, 2003, but an increase of $5.6 million, or 23.7%, from March 31, 2003. The decrease at March 31, 2004 compared to December 31, 2003 was primarily due to commercial real estate loans offset by an increase in commercial, financial and agricultural loans. The increase at March 31, 2004 compared to March 31, 2003 was primarily due to commercial, financial and agricultural loans, partially offset by a decrease in past due real estate loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Loans and leases outstanding (end of period)	$26,229,432	$24,056,267

Allowance for loan and lease losses:
Balance at beginning of period	$391,699	$384,081
Provision for loan and lease losses	18,865	22,690
Loans and leases charged off:
Commercial, financial and agricultural	2,136	9,257
Real estate:
Commercial	293	123
Residential	20	370
Consumer	13,514	15,303
Lease financing	5,444	6,083
Foreign	731	841

Total loans and leases charged off	22,138	31,977

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	2,454	16,432
Real estate:
Commercial	126	91
Construction	34	34
Residential	199	296
Consumer	3,239	2,747
Lease financing	1,765	1,543
Foreign	244	112

Total recoveries on loans and leases previously charged off	8,061	21,255

Net charge-offs	(14,077)	(10,722)

Balance at end of period	$396,487	$396,049

Net loans and leases charged off to average loans and leases (1)	0.22%	0.18%
Net loans and leases charged off to allowance for credit losses (1)	14.28	10.83
Allowance for loan and lease losses to total loans and leases (end of period)	1.51	1.65
Allowance for loan and lease losses to nonaccruing loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	2.88x	1.83x
Including 90 days past due accruing loans and leases	2.38x	1.65x

(1)	Annualized.

     The provision for loan and lease losses for the first three months ended March 31, 2004 was $18.9 million, a decrease of $3.8 million, or 16.9%, compared to the same period in 2003. The provision for loan and lease losses is based upon our judgment as to the adequacy of the allowance for loan and lease losses (the “Allowance”) to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where “1” is “no risk” and “10” is “loss”. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. Over the past few years, we have reduced our exposure to higher-risk areas such as Hawaii commercial real estate, hotel and agricultural loans.

•	Participation in Syndicated National Credits. In addition to providing back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market. At March 31, 2004, there were no shared national credits which were nonperforming. We are in the process of decreasing our participation in syndicated national credits as part of a planned reduction.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle finance lease portfolio (which represents approximately 49.1% of our lease financing portfolio and 11.4 % of our combined lease financing and consumer loans at March 31, 2004), we obtain third-party insurance for the estimated residual value of the leased vehicle. We set aside reserves to cover the uninsured portion.

     Compared to the same quarter a year ago, net charge-offs were $3.4 million higher during the first quarter of 2004. While an improvement in credit quality resulted in lower charge-offs, primarily in the commercial, financial and agricultural category, recoveries were higher in 2003. This was the result of a $13.6 million dispute resolution with UFJ Bank Ltd. of Japan in conjunction with charge-offs that were disputed during the acquisition of United California Bank in 2002. See Note 2 to the Consolidated Financial Statements in the 2003 Form 10-K for further information.

     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at March 31, 2004. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

DEPOSITS

     Deposits are the largest component of our total liabilities and account for 45.2% of total interest expense. At March 31, 2004, total deposits were $26.7 billion, an increase of 1.3% over December 31, 2003 and an increase of 9.9% over March 31, 2003. The increase was primarily due to the growth in our customer deposit base, primarily in Bank of the West, as well as various deposit product programs that we initiated. The decrease in all of the rates paid on deposits reflects the lower interest rate environment, caused primarily by rate decreases by the Federal Reserve’s Open Market Committee. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).

CAPITAL

     Stockholder’s equity totaled $4.4 billion at March 31, 2004, an increase of $135.0 million, or 3.2%, from December 31, 2003 and $429.0 million, or 10.8%, from March 31, 2003. The increase between December 31, 2003 and March 31, 2004 was primarily due to net income earned by the Company during the first quarter of 2004 and net unrealized gains on securities available-for-sale. The increase between March 31, 2003 and March 31, 2004 was primarily due to net income earned during the twelve month period.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum amounts of Tier 1 Capital and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of March 31, 2004 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Capital to Risk-Weighted
Assets:
Bank of the West	$2,573,467	10.92%	$942,739	4.00%	$1,414,109	6.00%
First Hawaiian Bank	876,810	13.28	264,184	4.00	396,276	6.00
Total Capital to Risk-Weighted
Assets:
Bank of the West	$3,093,532	13.13%	$1,885,478	8.00%	$2,356,848	10.00%
First Hawaiian Bank	1,032,920	15.64	528,368	8.00	660,460	10.00
Tier 1 Capital to Average
Assets:
Bank of the West	$2,573,467	9.58%	$1,074,455	4.00%	$1,343,069	5.00%
First Hawaiian Bank	876,810	10.19	344,175	4.00	430,219	5.00

     We elected to become a financial holding company in 2001. Because of this election, only our depository institution subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. If these subsidiaries fail to meet minimum capital requirements, the Federal agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.

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

INCOME TAXES

     Our effective income tax rate (exclusive of the tax equivalent adjustment) for the three months ended March 31, 2004 and 2003 was 38.8%.

     Lease-in/lease-out (“LILO”) transactions have recently been subject to review on a nation-wide basis by the Internal Revenue Service (“IRS”) to determine whether the tax deductions connected with such transactions are allowable for U.S. federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In April 2004, the Company received a Revenue Agent’s Report (“RAR”) which disallowed all deductions associated with the LILO transactions. In order to avoid potential future interest and penalties, the Company anticipates paying, under protest, the amounts claimed by the IRS in the RAR. The Company continues to believe that it properly reported its LILO transactions and will contest the results of the IRS’s audit. At the present time, the Company cannot predict the outcome of this issue.

LIQUIDITY MANAGEMENT

     Liquidity refers to our ability to provide sufficient short- and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable costs. We achieve our liquidity objectives with both assets and liabilities. Further, while liquidity positions are managed separately by the Company and its two subsidiary banks, both short-term and long-term activities are coordinated between the two subsidiary banks.

     We obtain short-term, asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, trading assets, securities purchased under agreements to resell, available-for-sale investment securities and loans held for sale. Such assets represented 21.1% of total assets at the March 31, 2004, compared to 21.3% at December 31, 2003 and 18.7% at March 31, 2003.

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

     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits increased by 9.5% to $26.4 billion at March 31, 2004, primarily due to continued expansion of our customer base in the Western United States. Average total deposits funded 68.9% and 69.4% of average assets for the quarter ended March 31, 2004 and the year ended December 31, 2003, respectively.

     We also obtain short-term and long-term liquidity from ready access to regional and national wholesale funding sources, including purchasing federal funds, selling securities under agreements to repurchase, lines of credit from other banks and credit facilities from the Federal Home Loan Bank. The following table reflects immediately available borrowing capacity at the Federal Reserve Discount Window and the Federal Home Loan Bank and securities available for selling under repurchase agreements:

	March 31,
	2004	2003
	(in millions)
Federal Reserve Discount Window	$626	$494
Federal Home Loan Bank	1,851	949
Securities Available for Repurchase Agreements	3,172	2,238

Total	$5,649	$3,681

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

     Our ability to pay dividends depends primarily upon dividends and other payments from our subsidiaries, which are subject to certain limitations as described in Note 16 to the Audited Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K.

     Our borrowing costs and ability to raise funds are a function of our credit ratings and any change in those ratings. The following table reflects the ratings of Bank of the West and First Hawaiian Bank as of March 31, 2004:

Bank of the West/First Hawaiian Bank
	Short-Term Deposit	Long-Term Deposit
Moody’s	P-1	Aa3
S & P	A-1	A+
Fitch, Inc.	F1+	AA-

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

     The following is a summary of our cash flows for the three months ended March 31, 2004 and 2003. (There is more detail in the Consolidated Statements of Cash Flows.)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net cash and cash equivalents provided by operating and financing activities	$567,310	$184,288
Net cash and cash equivalents used in investing activities	$631,122	$513,510

     The decrease in cash and cash equivalents in the first quarter of 2004 was primarily due to increased loan volume, through direct origination and loan purchases, as well as the purchase of investment securities. The increases in these portfolios were primarily funded by an increase in customer deposits of $340.1 million and additional borrowings. The decrease in the first quarter of 2003 was primarily due to the purchase of investment securities.

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

     On March 9, 2004 the SEC released a Staff Accounting Bulletin: No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance pertaining to interest rate locks of loan commitments accounted for as derivative instruments. It states that cash flows pertaining to mortgage servicing should not be included in the value of the derivative.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005. We are still assessing the impact it will have on the Consolidated Financial Statements.

     In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 (revised 2003)), an amendment of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement amends APB Opinion No. 28, Interim Financial Reporting, to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. This Statement is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans and estimated future benefit payments required by SFAS 132 (revised 2003) shall be effective for fiscal years

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     ending after June 15, 2004. The adoption of SFAS 132 (revised 2003) required enhanced disclosure and did not impact our consolidated financial position, results of operations or cash flows.

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Measurement and Management

     Interest rate risk, one of the leading risks in terms of potential earnings impact, is an essential element of being a financial intermediary. The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans and leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans depending on the interest rate environment. Short and long-term market rates may change independent of each other resulting in changes to the slope and absolute level of the yield curve.

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

     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix - including increasing or decreasing the amount of fixed and/or variable instruments held by the Corporation – to adjust sensitivity to interest rate changes) and/or utilizing instruments such as interest rate swaps, caps, floors, options or forwards.

     Derivatives entered into for trading purposes include commitments to purchase and sell foreign currencies as well as certain interest rate swaps and options. We also enter into customer accommodation interest rate swaps and foreign exchange spot and forward contracts as well as contracts to offset either the customer’s counter-position or our foreign currency denominated deposits. These contracts basically offset each other and they do not expose us to material losses resulting from interest rate or foreign currency fluctuations.

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

     The projected impact of incremental increases and a 50 basis-point decrease in interest rates on the projected Company’s consolidated net interest income over the 12 months beginning April 1, 2004 is shown below.

	+3%	+2%	+1%	Flat	-0.5%
	(Dollars in millions)
Net interest income	1,282.8	1,291.7	1,301.4	1,313.0	1,305.0
Difference from flat	(30.2)	(21.3)	(11.6)	—	(8.0)
% variance	(2.3)%	(1.6)%	(0.9)%	—%	(0.6)%

     Because of the absolute low level of interest rates in 2004, modeling a 200 and 100-basis-point decrease was deemed impractical. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

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

     The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

March 31, 2004
Maturity Range
		Gross
	Net Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2004	2005	2006	2007	2008	2008
	(Dollars in thousands)
Pay-Fixed Swaps:
Contractual Maturities	$(24,177)	$523	$700,915	83,495	102,500	24,681	30,540	95,430	364,269
Weighted Avg. Pay Rates			4.28	3.19	1.38	4.94	5.15	5.63	4.58
Weighted Avg. Receive Rates			1.15	1.08	0.54	1.39	1.61	1.13	1.17
Receive-Fixed Swaps:
Contractual Maturities	30,434	30,623	700,915	83,495	102,500	24,681	30,540	95,430	364,269
Weighted Avg. Pay Rates			1.15	1.07	1.01	1.61	1.61	1.13	1.13
Weighted Avg. Receive Rates			4.50	3.19	3.03	2.78	2.78	5.82	4.82
Pay & Receive Variable Swaps:
Contractual Maturities	260	365	25,812	—	—	4,812	—	—	21,000
Weighted Avg. Pay Rates			2.83	—	—	3.35	—	—	2.71
Weighted Avg. Receive Rates			3.94	—	—	4.03	—	—	3.37
Caps/Collars
Contractual Maturities	—	117	164,865	38,300	25,242	101,323	—	—	—
Weighted Avg. Strike Rates			6.72	6.90	5.86	7.28	—	—	—
Weighted Floor Rates			3.38	3.38	3.38	3.38	—	—	—

Total interest rate contracts held for trading purposes	$6,517	$31,628	$1,592,507

BancWest Corporation and Subsidiaries
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

     As of the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman and chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chairman and chief executive officer and its chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

BancWest Corporation and Subsidiaries
EXHIBITS AND REPORTS ON FORM 8-K

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

	2	Agreement and Plan of Merger dated as of March 15, 2004 among Bancwest Corporation, BW Newco, Inc. and Community First Bankshares, Inc.

	12	Statement regarding computation of ratios.

	31	Section 302 Certifications.

	32	Section 1350 Certifications.

(b)	Reports on Form 8-K

On January 14, 2004, the Company filed a Report on Form 8-K that provided information under Items 7 and 12 concerning the Company’s financial results for the quarter ended and year ended December 31, 2003.

On March 16, 2004, the Company filed a Report on Form 8-K that provided information under Items 5 and 7 concerning the Company’s definitive agreement to acquire Community First Bankshares, Inc.

BancWest Corporation and Subsidiaries
EXHIBITS AND REPORTS ON FORM 8-K (Continued)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)
Date: May 13, 2004	By /s/ Douglas C. Grigsby
(Douglas C. Grigsby
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

BancWest Corporation and Subsidiaries
EXHIBITS AND REPORTS ON FORM 8-K (Continued)

EXHIBIT INDEX

Exhibit No.	Exhibit
2	Agreement and Plan of Merger dated as of March 15, 2004 among Bancwest Corporation, BW Newco, Inc. and Community First Bankshares, Inc.

12	Statement regarding computation of ratios.

31	Section 302 Certifications.

32	Section 1350 Certifications.