Form 10-Q
period 2004-06-30
BANCWEST CORP/HI
filed 2004-08-12
CIK 36377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     As of August 1, 2004 the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding
Class A Common Stock, $0.01 Par Value	85,759,123 Shares

BANCWEST CORPORATION AND SUBSIDIARIES

FORM 10-Q
June 30, 2004

     The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)
Interest income
Loans	$337,039	$338,315	$669,615	$675,404
Lease financing	28,941	33,395	60,121	69,342
Investment securities:
Taxable	50,885	43,026	101,307	83,128
Exempt from Federal income taxes	95	183	189	337
Other	2,908	2,989	5,787	5,967

Total interest income	419,868	417,908	837,019	834,178

Interest expense
Deposits	43,589	47,724	87,025	100,870
Short-term borrowings	5,566	7,042	10,979	10,739
Long-term debt	48,452	43,281	95,729	88,683

Total interest expense	97,607	98,047	193,733	200,292

Net interest income	322,261	319,861	643,286	633,886
Provision for loan and lease losses	11,900	18,860	30,765	41,550

Net interest income after provision for loan and lease losses	310,361	301,001	612,521	592,336

Noninterest income
Service charges on deposit accounts	40,525	38,561	81,354	75,590
Trust and investment services income	10,054	9,858	20,356	19,365
Other service charges and fees	36,872	37,587	74,045	70,448
Net gains on securities available for sale	691	1,466	1,058	3,358
Other	21,879	14,655	34,679	29,466

Total noninterest income	110,021	102,127	211,492	198,227

Noninterest expense
Salaries and wages	83,441	83,262	166,896	168,900
Employee benefits	34,652	37,930	70,889	74,476
Occupancy	21,790	22,381	43,405	44,527
Outside services	20,683	18,154	38,944	35,841
Intangible amortization	5,764	5,764	11,527	11,527
Equipment	12,020	12,437	23,456	23,593
Other	53,874	49,950	96,021	91,726

Total noninterest expense	232,224	229,878	451,138	450,590

Income before income taxes	188,158	173,250	372,875	339,973
Provision for income taxes	73,401	65,588	145,066	130,230

Net income	$114,757	$107,662	$227,809	$209,743

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$1,702,563	$1,538,004	$1,498,254
Interest-bearing deposits in other banks	267,947	189,687	57,701
Federal funds sold and securities purchased under agreements to resell	245,500	444,100	286,600
Trading assets	4,726	19,109	64,173
Securities available for sale	5,822,419	5,774,471	5,014,615
Loans held for sale	65,031	51,007	60,063
Loans and leases:
Loans and leases	27,189,823	25,722,079	25,008,420
Less allowance for loan and lease losses	396,101	391,699	391,518

Net loans and leases	26,793,722	25,330,380	24,616,902

Vehicle and equipment operating leases, net	127,280	—	—
Premises and equipment, net	520,507	530,153	390,218
Customers’ acceptance liability	15,279	30,078	32,567
Core deposit intangible, net	175,830	187,357	198,884
Goodwill	3,229,771	3,226,871	3,226,851
Other real estate owned and repossessed personal property	16,993	17,387	18,049
Other assets	1,276,580	1,013,611	982,809

Total assets	$40,264,148	$38,352,215	$36,447,686

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing	$19,649,419	$18,347,730	$17,533,152
Noninterest-bearing	8,326,906	8,055,387	7,502,551

Total deposits	27,976,325	26,403,117	25,035,703

Federal funds purchased and securities sold under agreements to repurchase	1,799,249	1,174,877	1,386,713
Short-term borrowings	574,089	1,197,809	1,062,819
Acceptances outstanding	15,279	30,078	32,567
Long-term debt	4,646,075	4,221,025	3,519,174
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	—	—	262,951
Other liabilities	822,123	1,062,437	1,060,109

Total liabilities	$35,833,140	$34,089,343	$32,360,036

Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $0.01 per share Authorized - 150,000,000 shares Issued - 85,759,123 shares	$858	$858	$858
Additional paid-in capital	3,419,927	3,419,927	3,419,927
Retained earnings	1,034,007	806,198	579,377
Accumulated other comprehensive income, net	(23,784)	35,889	87,488

Total stockholder’s equity	4,431,008	4,262,872	4,087,650

Total liabilities and stockholder’s equity	$40,264,148	$38,352,215	$36,447,686

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

	Class A Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income, net	Total
			(in thousands, except share data)
Balance, December 31, 2003	85,759,123	$858	$3,419,927	$806,198	$35,889	$4,262,872
Comprehensive income:
Net income	—	—	—	227,809	—	227,809
Unrealized net loss on securities available for sale arising during the period	—	—	—	—	(49,293)	(49,293)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(624)	(624)
Unrealized net loss on cash flow derivative hedges arising during the period	—	—	—	—	(3,474)	(3,474)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(6,282)	(6,282)

Comprehensive income	—	—	—	227,809	(59,673)	168,136

Balance, June 30, 2004	85,759,123	$858	$3,419,927	$1,034,007	$(23,784)	$4,431,008

Balance, December 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482
Comprehensive income:
Net income	—	—	—	209,743	—	209,743
Unrealized net gains on securities available for sale arising during the period	—	—	—	—	7,863	7,863
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(1,998)	(1,998)
Unrealized net gain on cash flow derivative hedges, arising during the period	—	—	—	—	11,500	11,500
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(6,940)	(6,940)

Comprehensive income	—	—	—	209,743	10,425	220,168

Balance, June 30, 2003	85,759,123	$858	$3,419,927	$579,377	$87,488	$4,087,650

     The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$227,809	$209,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,187	36,387
Net decrease in deferred income taxes	(211,538)	(1,114)
Provision for loan and lease losses	30,765	41,550
Net decrease (increase) in trading assets	14,383	(20,743)
Net decrease (increase) in loans held for sale	(14,024)	25,211
Net gains on securities available for sale	(1,058)	(3,358)
Net increase in interest receivable	(212)	(11,026)
Net increase in interest payable	10,160	1,730
Net decrease (increase) in prepaid expense	(1,541)	8,184
Other	(80,910)	(77,262)

Net cash provided by operating activities	7,021	209,302

Cash flows from investing activities:
Proceeds from maturity of securities available for sale	973,691	1,019,795
Proceeds from the sale of securities available for sale	282,394	339,376
Purchase of securities available for sale	(1,387,691)	(2,549,001)
Proceeds from sales of loans	165,941	455,284
Purchases of loans	(744,256)	(786,458)
Net increase in loans and leases resulting from originations and collections	(909,443)	(562,937)
Net increase in origination of vehicle operating leases	(127,280)	-
Purchase of premises and equipment	(14,551)	(22,513)
Other	(198,556)	2,510

Net cash used in investing activities	(1,959,751)	(2,103,944)

Cash flows from financing activities:
Net increase in deposits	1,573,208	478,224
Net increase in Federal funds purchased and securities sold under agreements to repurchase	624,372	595,237
Net increase (decrease) in short-term borrowings	(623,720)	329,545
Proceeds from long-term debt	756,000	315,000
Repayments of long-term debt	(332,911)	(174,224)

Net cash provided by financing activities	1,996,949	1,543,782

Net increase (decrease) in cash and cash equivalents	44,219	(350,860)
Cash and cash equivalents at beginning of period	2,171,791	2,193,415

Cash and cash equivalents at end of period	$2,216,010	$1,842,555

Supplemental disclosures:
Interest paid	$183,573	$198,546

Income taxes paid	$311,404	$129,311

Supplemental schedule of noncash investing and financing activities:
Loans converted into other real estate owned and repossessed personal property	$4,548	$4,249

Loans made to facilitate the sale of other real estate owned	$620	$1,218

     The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Summary of Significant Accounting Policies

Descriptions of Operations

     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust, investment and insurance products. BancWest Corporation’s subsidiaries operate 357 branches in the states of California, Hawaii, Oregon, Washington, Idaho, New Mexico and Nevada and in Guam and Saipan. In this report BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”

Basis of Presentation

     We have prepared the accompanying financial data for the three and six months ended June 30, 2004 and 2003 in accordance with accounting principles generally accepted in the United States.

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of June 30, 2004, December 31, 2003 and June 30, 2003, consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.

     Descriptions of the significant accounting policies of the Company are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. There have been no significant changes to these policies.

Reclassifications

     Certain amounts in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation. Such reclassifications did not have a material effect on the Consolidated Financial Statements.

2. Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three and six months ended June 30, 2004 and 2003.

Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments (fair value hedges). At June 30, 2004, the Company carried an interest rate swap of $2.7 million with a fair market value loss of $0.5 million that was a hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At June 30, 2003, the Company carried $2.8 million of such swaps with a fair market value loss of $0.9 million. In addition, at June 30, 2004, the Company carried interest rate swaps totaling $78.6 million with a market value loss of $2.4 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates from 3.56% to 7.99%. At June 30, 2003, the Company carried $126.1 million of such swaps with a market value loss of $12.6 million.

     At November 20, 2002, BancWest Corporation executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BancWest Capital I. Following the adoption of FIN 46, BancWest Capital I was deconsolidated, resulting in recognition of $150 million of subordinated debt instead of the BWE Capital Securities. The terms of the subordinated debt mirror those of the BWE Capital Securities. Concurrent with the deconsolidation of BancWest Capital I, the Bank redesignated the interest rate swap to hedge the subordinated debt. The derivative instrument is highly effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value loss of the swap was $0.5 million at June 30, 2004 while the fair market value gain was $5.3 million at June 30, 2003.

     At June 30, 2004, the Company carried interest rate swaps and swaptions totaling $8.6 million with a market value gain of $0.5 million that were categorized as fair value hedges for repurchase agreements. The Company pays 3-month LIBOR and receives fixed rates ranging from 8.29% to 8.37%. At June 30, 2003, the Company carried $8.6 million of such swaps and swaptions with a market value gain of $0.9 million.

Cash Flow Hedges

     At June 30, 2004, the Company carried interest rate swaps of $600 million with a fair market value gain of $28.2 million which are categorized as cash flow hedges, to hedge LIBOR-based commercial loans. The hedges had a fair market value gain of $64.6 million at June 30, 2003. The interest rate swaps were entered into during 2001 and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $12.2 million for the six months ended June 30, 2004 and by $11.7 million for the six months ended June 30, 2003. The Company estimates net settlement gains, recorded as commercial loan interest income, of $19.1 million over the next twelve months resulting from these hedges.

     At June 30, 2004, the Company carried interest rate swaps totaling $100 million with a fair market value gain of $8.4 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pretax income from these swaps for the six months ended June 30, 2004 was a loss of $1.6 million. At June 30, 2003, the Company carried $50 million of such swaps with a market value gain of $0.8 million. The Company estimates a net increase to interest expense of $2.3 million over the next twelve months resulting from these hedges.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Free-standing Derivative Instruments

     Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. Such commitments are stratified by rates and terms and are valued based on market quotes for similar loans. Adjustments, including discounting the historical fallout rate, are then applied to estimate fair market value. Trading activities primarily involve providing various free-standing interest rate and foreign exchange derivative products to customers. Interest-rate derivative instruments utilized by the Company in its trading operations include interest-rate swaps, caps, floors and collars.

     The following table summarizes derivatives held by the Company as of June 30, 2004, December 31, 2003 and June 30, 2003:

	June 30, 2004			December 31, 2003			June 30, 2003
Contractual Amounts Which		Credit			Credit			Credit
Represent	Notional	Risk	Net Fair	Notional	Risk	Net Fair	Notional	Risk	Net Fair
Credit Risk:	Amount	Amount	Value	Amount	Amount	Value	Amount	Amount	Value
	(in thousands)
Held for hedge purposes:
Interest rate swaps	$935,522	$37,624	$33,396	$944,110	$54,821	$44,885	$931,830	$71,116	$57,657
Swaptions	4,329	156	156	4,329	178	178	5,639	439	439
Held for trading or free-standing:
Interest rate swaps	1,322,376	19,390	7,054	1,375,018	22,113	5,224	1,294,235	33,263	3,733
Purchased interest rate options	95,390	101	101	22,318	187	187	59,690	388	388
Written interest rate options	94,406	—	(101)	62,946	—	(187)	158,732	250	(138)
Forward interest rate options	22,000	—	(262)	217,930	782	732	54,000	—	(11)
Commitments to purchase and sell foreign currencies	534,392	3,909	73	421,130	8,592	(48)	444,942	7,396	123
Purchased foreign exchange options	26,550	268	268	55,791	597	597	45,194	667	667
Written foreign exchange options	26,550	—	(268)	55,791	—	(597)	45,194	—	(667)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. Operating Segments

     Our reportable segments are the operating segments that we use in our internal reporting at Bank of the West and First Hawaiian Bank. Bank of the West’s segments operate primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. As discussed below, certain Bank of the West segments conduct business nationwide. Although First Hawaiian Bank’s segments operate primarily in Hawaii, it also has operations outside the state, such as leveraged leases, international banking and branches in Guam and Saipan.

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

Bank of the West

     Bank of the West manages its operations through three operating segments: Regional Banking, Commercial Banking and Consumer Finance.

     Regional Banking

     Regional Banking seeks to serve a broad customer base by offering a wide range of retail and commercial banking products. Deposit products offered by this segment include checking accounts, savings deposits, market rate accounts, individual retirement accounts and time deposits. Regional Banking utilizes these deposits as its principal funding source. Bank of the West’s telephone banking service, a network of automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts.

     Through its branch network, this business segment originates a variety of consumer loans, including direct vehicle loans, lines of credit and second mortgages. In addition, Regional Banking originates and holds a portfolio of first mortgage loans on 1-4 family residences. Through its commercial banking operations conducted from its branch network, Regional Banking offers a wide range of commercial banking products intended to serve the needs of smaller community-based businesses. These include originations of standardized loan and deposit products for businesses with relatively simple banking and financing needs. Regional Banking also provides a number of fee-based products and private banking services including trust, insurance and investment services.

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

     Consumer Finance

     The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes Bank of the West’s wholly-owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers through office locations throughout the United States. In February 2004, Essex began retaining certain types of loans in its own portfolio. In previous years, Essex sold substantially all of its loans to investors on a servicing released basis.

First Hawaiian Bank

     First Hawaiian manages its operations through the following operating segments: Retail Banking, Consumer Finance, Commercial Banking and Financial Management.

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

     In pursuing the community banking markets in Hawaii, Guam and Saipan, First Hawaiian Bank seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, First Hawaiian Bank generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. To complement its branch network and serve these customers, First Hawaiian Bank operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system. Through commercial banking operations conducted from its branch network, First Hawaiian Bank offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. First Hawaiian Bank also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage. The First Investment Center department of First Hawaiian Bank makes available annuities, mutual funds and other securities through BancWest Investment Services, Inc., a registered broker-dealer, member NASD/SIPC, that is a subsidiary of BancWest Corporation.

     Consumer Finance

     Consumer Lending offers many types of loans to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. First Hawaiian Bank also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. First Hawaiian Bank’s Dealer Center is the largest commercial bank automobile lender in the State of Hawaii. First Hawaiian Bank is the largest issuer of MasterCard® and VISA® credit cards in Hawaii.

     Consumer Finance also makes residential real estate loans, including home-equity loans, to enable borrowers to purchase, refinance, improve or construct residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii. First Hawaiian Bank also originates residential real estate loans for sale on the secondary market.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     Commercial Banking

     Commercial Lending is a major lender to small and medium-sized businesses in Hawaii and Guam. Lending services include receivable and inventory financing, term loans for equipment acquisition and facilities expansion and trade financing letters of credit. To support the cash management needs of both commercial banking customers and large private and public deposit relationships maintained with the Company, First Hawaiian Bank operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

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

     Financial Management

     The Financial Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At June 30, 2004, the Trust and Investments Division had approximately 3,971 accounts with a market value of $8.8 billion. Of this total, $6.0 billion represented assets in nonmanaged accounts and $2.8 billion were managed assets.

     Securities and Insurance Services, through a wholly-owned subsidiary of First Hawaiian Bank, First Hawaiian Insurance, Inc., provides insurance brokerage services for personal, business and estate insurance needs. First Hawaiian Insurance offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products.

     The Private Banking Department within First Hawaiian Bank’s Financial Management Segment provides a wide range of private banking service products to high-net-worth individuals.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

     The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail		Commercial	Financial		Other	Reconciling	Consolidated
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Consumer	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals
Three Months Ended June 30, 2004:
Net interest income	$121.9	$79.4	$51.1	$22.0	$58.6	$22.2	$7.7	$—	$(5.4)	$(35.2)	$—	$322.3
Noninterest income	44.7	12.6	6.5	6.1	14.5	6.5	8.5	7.3	3.5	(0.2)	—	110.0
Noninterest expense	108.2	29.7	20.6	10.1	44.7	11.7	5.4	6.4	(6.1)	1.5	—	232.2
Provision for loan and lease losses	1.7	—	6.8	—	1.1	2.2	0.1	—	(0.1)	0.1	—	11.9
Tax provision (benefit)	22.3	24.5	11.9	7.1	10.9	5.9	4.0	0.3	1.7	(15.2)	—	73.4

Net income (loss)	$34.4	$37.8	$18.3	$10.9	$16.4	$8.9	$6.7	$0.6	$2.6	$(21.8)	$—	$114.8

Segment assets at June 30	$8,014	$9,115	$8,536	$5,148	$3,770	$1,573	$1,145	$27	$3,500	$7,155	$(7,719)	$40,264
Segment goodwill at June 30	1,214	708	308	—	650	216	118	11	—	5	—	3,230
Average assets	7,964	8,940	8,429	4,805	3,693	1,555	1,130	25	3,382	7,168	(7,748)	39,343
Average loans and leases	5,946	7,606	8,022	—	2,693	1,371	957	9	137	41	(35)	26,747
Average deposits	14,646	3,468	11	1,827	7,009	8	21	26	192	—	(91)	27,117
Three Months Ended June 30, 2003:
Net interest income	$120.8	$75.8	$50.7	$22.1	$56.6	$19.9	$8.5	$—	$(0.1)	$(34.4)	$—	$319.9
Noninterest income	41.7	13.2	3.5	5.9	13.6	9.9	5.0	7.3	2.0	—	—	102.1
Noninterest expense	108.1	30.3	15.3	7.5	42.4	11.5	2.3	6.9	(0.5)	6.0	—	229.8
Provision for loan and lease losses	4.4	(4.1)	16.7	—	1.9	2.4	0.1	—	(0.5)	(2.0)	—	18.9
Tax provision (benefit)	19.2	24.2	8.5	8.0	9.8	6.0	3.6	0.2	1.6	(15.5)	—	65.6

Net income (loss)	$30.8	$38.6	$13.7	$12.5	$16.1	$9.9	$7.5	$0.2	$1.3	$(22.9)	$—	$107.7

Segment assets at June 30	$7,608	$8,434	$7,550	$4,221	$3,311	$1,458	$1,164	$15	$3,420	$6,724	$(7,457)	$36,448
Segment goodwill at June 30	1,214	707	307	—	650	216	118	10	—	5	—	3,227
Average assets	7,334	8,273	7,415	3,560	3,289	1,440	1,156	14	3,296	6,693	(7,360)	35,110
Average loans and leases	5,336	6,944	7,091	—	2,452	1,248	1,013	1	297	59	(42)	24,399
Average deposits	13,786	3,073	14	858	6,464	8	17	49	151	—	(81)	24,339

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail		Commercial	Financial		Other	Reconciling	Consolidated
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Consumer	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals
Six Months Ended June 30, 2004:
Net interest income	$245.2	$156.9	$104.2	$42.8	$115.2	$43.2	$16.3	$(0.2)	$(10.1)	$(70.2)	$—	$643.3
Noninterest income	87.7	26.6	9.2	11.4	29.2	14.4	10.3	15.0	7.5	0.2	—	211.5
Noninterest expense	215.5	58.9	37.5	16.9	86.6	23.1	7.4	12.8	(11.1)	3.5	—	451.1
Provision for loan and lease losses	2.2	0.4	21.8	—	2.4	4.2	0.2	—	(0.5)	0.1	—	30.8
Tax provision (benefit)	45.4	48.9	21.3	14.7	22.1	12.1	6.3	0.8	3.6	(30.1)	—	145.1

Net income (loss)	$69.8	$75.3	$32.8	$22.6	$33.3	$18.2	$12.7	$1.2	$5.4	$(43.5)	$—	$227.8

Average assets	7,893	8,794	8,270	4,709	3,637	1,513	1,122	24	3,400	7,093	(7,615)	38,840
Average loans and leases	5,870	7,467	7,891	—	2,638	1,325	965	9	170	45	(36)	26,344
Average deposits	14,518	3,424	8	1,725	6,924	8	20	28	195	—	(75)	26,775
Six Months Ended June 30, 2003:
Net interest income	$242.7	$156.5	$100.4	$34.7	$114.1	$38.7	$16.8	$—	$(1.3)	$(68.7)	$—	$633.9
Noninterest income	80.3	24.5	6.2	11.5	28.1	20.0	6.6	14.8	6.2	—	—	198.2
Noninterest expense	213.3	60.3	30.5	15.5	83.2	22.8	4.6	13.2	(0.2)	7.4	—	450.6
Provision for loan and lease losses	7.9	(3.8)	29.6	—	3.5	4.6	—	—	(0.2)	—	—	41.6
Tax provision (benefit)	39.8	48.7	18.2	12.0	21.0	11.8	5.9	0.6	3.1	(30.9)	—	130.2

Net income (loss)	$62.0	$75.8	$28.3	$18.7	$34.5	$19.5	$12.9	$1.0	$2.2	$(45.2)	$—	$209.7

Average assets	7,329	8,262	7,257	3,342	3,277	1,434	1,169	14	3,282	6,623	(7,237)	34,752
Average loans and leases	5,315	6,934	6,923	—	2,436	1,238	1,028	1	325	60	(43)	24,217
Average deposits	13,660	2,996	14	964	6,428	9	19	50	153	—	(63)	24,230

(1)	The material net interest income and noninterest income items in the Other column are related to Treasury activities of $26.1 million and $50.7 million and unallocated other income of $2.0 million and $3.5 million for the three and six months ended June 30, 2004, respectively. The material net interest income and noninterest income items in the Other column resulted substantially from Treasury activities of $22.9 million and $36.2 million and unallocated other income of $5.1 million and $10.0 million for the three and six months ended June 30, 2003, respectively.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The material noninterest expense items in the Other column are substantially derived from Treasury activities of $4.3 million and $8.5 million and unallocated administrative items of $5.8 million and $8.4 million for the three and six months ended June 30, 2004, respectively. The material noninterest expense items in the Other column primarily resulted from Treasury activities and unallocated administrative items of $7.5 million and $15.5 million for the three and six months ended June 30, 2003, respectively.

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

The material items in the Other column related to net interest income, noninterest income and noninterest expense for the three and six months ended June 30, 2004 and 2003 include unallocated other and Treasury activities.

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

4. Operating Lease Assets

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

     The following table shows future minimum lease receivables under leases with terms in excess of one year as of June 30, 2004:

Rental Income
(in thousands)
2004	$13,143
2005	26,976
2006	26,975
2007	22,778
2008	23,988
2009 and thereafter	46,534

Total minimum payments	$160,394

5. Goodwill and Intangible Assets

     We performed the impairment testing of goodwill required under SFAS No. 142 in the fourth quarter of 2003. No impairment of goodwill was found. The impairment analysis was performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank
	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Financial		Consolidated
(in millions)	Banking	Banking	Finance	Banking	Finance	Banking	Management	BancWest	Totals
Balance as of January 1, 2004:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227
Purchase accounting adjustment:
Trinity Capital	—	2	—	—	—	—	—	—	2
CIC/HCM Asset Management, Inc.	—	—	—	—	—	—	1	—	1

Balance as of June 30, 2004:	$1,214	$708	$308	$650	$216	$118	$11	$5	$3,230

     Amortization of finite-lived intangible assets was $5.8 million for each of the three-month periods ended June 30, 2004 and 2003 and $11.5 million for each of the six-month periods ending June 30, 2004 and 2003. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles arising from previous mergers, is approximately $23 million (pretax) for each of the years from 2004 to 2008.

     Our finite-lived intangible assets substantially consist of core deposit intangible assets. The gross carrying amount, accumulated amortization and net book value of these intangible assets are detailed below.

	June 30, 2004	December 31, 2003	June 30, 2003
	(in thousands)
Gross carrying amount	$230,538	$230,538	$230,538
Accumulated amortization	54,708	43,181	31,654

Net book value	$175,830	$187,357	$198,884

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. Financial Interpretation No. 46 (FIN 46): Consolidation of Variable Interest Entities (VIE)

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

     BWE Trust is a Delaware business trust, which was formed in 2000 and exchanged $150 million of its BWE Capital Securities as well as all outstanding common securities of BWE Trust, for 9.5% junior subordinated deferrable interest debentures of the Corporation. The Corporation sold the $150 million of BWE Capital Securities to the public. At June 30, 2004, the BWE Trust’s total assets were $155.9 million, comprised primarily of the Corporation’s junior subordinated debentures. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. They are solely, fully and unconditionally guaranteed by the Parent, representing the Company’s maximum liability for the securities. All of the common securities of the Trust are owned by the Parent.

     FH Trust is a Delaware business trust which was formed in 1997, issued $100 million of its Capital Securities (the “FH Capital Securities”) and used the proceeds to purchase junior subordinated deferrable interest debentures of the Corporation. The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027. However, they are subject to redemption on or after July 1, 2007, in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture. At June 30, 2004, the FH Trust’s total assets were $107.4 million, comprised primarily of the Corporation’s junior subordinated debentures. The debentures and the associated interest expense make up the Company’s maximum exposure to losses for this trust. They are solely, fully and unconditionally guaranteed by the Parent, representing the Company’s maximum liability for the securities. All of the common securities of the Trust are owned by the Parent.

     As of October 2003, effective with the adoption of FIN 46 as it relates to the Trusts, BancWest no longer consolidates the Trusts. This deconsolidation had no material impact on the total assets or liabilities of the Corporation. The Federal Reserve Board issued temporary guidance which indicated that the preferred capital securities can still be included as part of Tier 1 Capital. The Federal Reserve Board is reviewing the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

     The Company has identified investments that meet the definition of a VIE under FIN 46 but do not meet the requirements for consolidation. The Company owns several limited partnership interests in low-income housing developments in conjunction with the Community Reinvestment Act. Limited partners do not participate in the control of the partnerships’ businesses. The general partner exercises the day-to-day control and management of the projects. The general partners have exclusive control over the partnerships’ businesses and have all of the rights, powers, and authority generally conferred by law or necessary, advisable or consistent with accomplishing the partnerships’ businesses. FIN 46 indicates that if an entity (e.g., limited partner) cannot sell, transfer, or encumber its interests in the VIE without the prior approval of an enterprise (e.g., general partner), the limited partner is deemed to be a de facto agent for the general partner. BancWest is considered to be a de facto agent for the general partner where BancWest has a limited partnership interest over 50%. BancWest is not the primary beneficiary for these partnerships or for those where its interest is less than 50%. The business purpose of these entities is to provide affordable housing within the Company’s service area in return for tax credits and tax loss deductions. Our subscription amount for these investments as of June 30, 2004 is approximately $94.8 million with approximately $31.8 million as the residual contribution outstanding. We are not obligated to fund deficiencies of the limited partnerships and our maximum exposure to losses is limited to our subscription amount. Bargain purchase options are available for the general partners to purchase the Company’s portion of interests in the limited partnerships. These commitments were entered into from 1991 through 2004.

7. Pension and Other Postretirement Benefit Plans

     The Company sponsors two noncontributory defined benefit pension plans, a cash balance plan and an unfunded excess benefit pension plan.

     The postretirement benefit plans were amended for eligible employees who retire after June 30, 2004. The amendment places a cap on the funding of the plan, however, it does not change the benefit options available to the retirees.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     The following table sets forth the components of the net periodic benefit cost (credit) for the three months ending June 30, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
		(in thousands)
Service cost	$2,260	$3,484	$381	$596
Interest cost	6,569	9,141	655	722
Expected return on plan assets	(8,159)	(10,972)	—	—
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost	—	—	(218)	—
Recognized net actuarial (gain) loss	1,515	4,016	124	(3)

Total benefit cost (credit)	$2,185	$5,669	$942	$1,315

     The following table sets forth the components of the net periodic benefit cost (credit) for the six months ending June 30, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
		(in thousands)
Service cost	$4,520	$6,982	$933	$1,191
Interest cost	13,137	18,307	1,309	1,442
Expected return on plan assets	(16,318)	(21,895)	—	—
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost	—	—	(218)	—
Recognized net actuarial (gain) loss	3,030	8,023	241	(6)

Total benefit cost (credit)	$4,369	$11,417	$2,265	$2,627

     The following table sets forth the components of the net periodic benefit cost (credit) for our funded plans for:

	Funded Pension Benefits
	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$1,761	$3,098	$3,521	$6,183
Interest cost	5,530	8,259	11,061	16,481
Expected return on plan assets	(8,159)	(10,972)	(16,318)	(21,895)
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	1,274	3,887	2,549	7,755

Net periodic benefit cost (credit)	$406	$4,272	$813	$8,524

Contributions

     The Company expects to contribute $2.5 million to its defined benefit pension plans and $3.0 million to its other postretirement benefit plans in 2004.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     Certain matters contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in this report. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to:

(1)	global, national and local economic and market conditions, specifically with respect to changes in the United States economy and geopolitical uncertainty;

(2)	the level and volatility of interest rates and currency values;

(3)	government fiscal and monetary policies;

(4)	credit risks inherent in the lending process;

(5)	loan and deposit demand in the geographic regions where we conduct business;

(6)	the impact of intense competition in the rapidly evolving banking and financial services business;

(7)	extensive federal and state regulation of our business, including the effects of current and pending legislation and regulations;

(8)	whether expected revenue enhancements and cost savings are realized within expected time frames;

(9)	matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance;

(10)	our reliance on third parties to provide certain critical services, including data processing;

(11)	the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) or other standard setting bodies;

(12)	technological changes;

(13)	other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and

(14)	management’s ability to manage risks that result from these and other factors.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

OVERVIEW

     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $40.3 billion. It is a wholly-owned subsidiary of Paris-based BNP Paribas. The Company is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. Its principal subsidiaries are Bank of the West (296 branches in California, Oregon, New Mexico, Nevada, Washington and Idaho) and First Hawaiian Bank (61 branches in Hawaii, Guam and Saipan). In this report, BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”

Acquisitions

     Community First Bankshares Acquisition

     On March 16, 2004, BancWest announced that it signed an agreement to acquire Community First Bankshares, Inc. (Community First), a holding company that operates Community First National Bank (CFB). The transaction received approval from Community First’s shareholders on June 30, 2004. It is anticipated that the purchase transaction will close in the third quarter of 2004, subject to regulatory approval. Subsequently, CFB will be merged with and into Bank of the West and its branches will be integrated into Bank of the West’s branch network system. The acquisition of Community First will add 10 new states to Bank of the West’s footprint, as well as to our market share in California and New Mexico. CFB operates 155 branches in 12 states in the Southwest, Rocky Mountains, Great Plains and east to Minnesota, Iowa and Wisconsin. CFB’s retail operations will complement the Bank’s existing network in California, Nevada, New Mexico and the Pacific Northwest. At June 30, 2004, CFB had total assets of $5.6 billion, total deposits of $4.4 billion and loans of $3.4 billion. Following the acquisition, results of operations of Community First will be included in our Consolidated Financial Statements. The purchase price of approximately $1.2 billion will be paid in cash and accounted for as a purchase.

     In connection with the acquisition, management is in the process of assessing and formulating restructuring plans. These restructuring plans will target areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services including sales and marketing and to focus the Company’s resources on activities that will promote growth in the business in the near future. We will be consolidating excess facilities and evaluating areas where we will be able to take advantage of existing facilities. Conversion and restructuring expenses incurred to date totaling $2.7 million have been included in noninterest expense for the six months ended June 30, 2004. As management is still in the process of developing the plans, estimates of associated exit costs and other restructuring costs yet to be incurred have not been determined at this time.

     USDB Bancorp Acquisition

     On April 27, 2004 the Company announced that it signed an agreement to acquire USDB Bancorp, parent company of Union Safe Deposit Bank, in a cash transaction valued at $245 million. USDB Bancorp is a holding company headquartered in Stockton, California, and operates 19 Union Safe Deposit Bank branches in San Joaquin and Stanislaus Counties in the Central Valley of California. As of June 30, 2004, USDB Bancorp had total assets of $1.1 billion, deposits of $850.7 million and net loans of $654.8 million. During the first half of 2004, the company reported net income of $5.7 million. Union Safe Deposit Bank has about 398 full time equivalent employees. The merger requires approval from federal and state banking regulators. Upon approval, the transaction will close during the third quarter of 2004, with the conversion and merger of Union Safe Deposit Bank into Bank of the West projected for the fourth quarter. Expanding Bank of the West’s presence in California has been one of the Company’s strategic goals. The acquisition will give us the opportunity to service additional parts of the Central Valley.

Initiatives

     The Company has continued to implement a series of initiatives that are designed to improve customer service and expand our physical footprint through branch expansion and mergers and acquisitions. The focus of the Company is to promote long-lasting customer service relationships through upgrading technology and implementing new training vehicles. The Company strives for a “high touch” personalized marketing position, promoting brand recognition through logos and community outreach. The Company is expanding its line of financial services to its customers through internal initiatives as well as mergers and acquisitions. This includes insurance services that it will attain through its acquisition of Community First Bankshares.

     Bank of the West’s Commercial Banking Segment is planning on increasing its product offering for the Commercial Banking Division, the Agribusiness Banking Division and the Real Estate Industries Division. The Commercial Banking Segment has created

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

two new departments, National Middle Market Leasing and the Corporate Finance Department. The National Middle Market Leasing Department will originate lease transactions nationwide, targeting middle market companies with sales of $25 million-$500 million. The Corporate Finance Department offers commercial loans and extensions of credit on a secured basis only. Secured loan products offered will include asset-based lending, loan syndications and cash flow/business value lending.

     Key among the elements of the Company’s profitability has been the interest rate environment, from both a deposit and loan pricing standpoint. As an industry, banks and other financial intermediaries have seen net interest margins decline over the past year principally as a result of the absolute level and shape of the yield curve. We manage the interest rate and market risks inherent in our asset and liability balances, while ensuring ample liquidity and diverse funding.

Financial Overview

     Income Statement Analysis

     Second quarter 2004 as compared with second quarter 2003

     The Company reported net income of $114.8 million, compared with $107.7 million, an increase of 6.6%. Net interest income was $322.3 million, up 0.8% compared with $319.9 million. This increase was primarily due to growth in average earning assets, partially offset by a lower net interest margin for the quarter. Average loans and leases increased by $2.3 billion; average investment securities increased by $1.6 billion. The Company increased its consumer lending and purchased residential mortgage loans and securities while commercial borrowing was relatively slow. The net interest margin decreased 49 basis points (1% equals 100 basis points) from 4.37% last year to 3.88% as a result of the continued low interest rate environment. Noninterest income was $110.0 million, an increase of 7.7% compared with $102.1 million in the second quarter of 2003. The increase was partly due to the requirement of accounting for new automobile leases as operating leases rather than direct finance leases. Another significant factor in the increase in noninterest income was related to the sales of the net investment in certain equipment leases. Noninterest expense was $232.2 million compared with $229.9 million in the second quarter of 2003, an increase of 1.0%. The increase was primarily the result of vehicle depreciation costs incurred from the operating method of accounting for leases, increased merger-related contract services and increased costs of employee long-term incentive and workers’ compensation benefits, partially offset by cost savings from lower pension and postretirement expenses.

     Six-month period 2004 as compared with six-month period 2003

     The Company reported net income of $227.8 million, compared with $209.7 million, an increase of 8.6%. Net interest income was $643.3 million, up 1.5% compared with $633.9 million. This increase was primarily due to growth in average earning assets, partially offset by a lower net interest margin for the period. Average loans and leases increased by $2.1 billion; average investment securities increased by $1.7 billion. The Company increased its consumer lending and purchased residential mortgage loans and securities while commercial borrowing was relatively slow. The net interest margin decreased 49 basis points from 4.42% last year to 3.93% as a result of the continued low interest rate environment. Noninterest income was $211.5 million, an increase of 6.7% compared with $198.2 million. The increase was primarily due to increased service charges on deposits and other service charges and fees, as well as accounting for new automobile leases as operating leases rather than direct finance leases. The Company’s strategy to increase noninterest income included growth in average deposit balances, repricing efforts in account analysis as well as growth in investment product sales and merchant services. The Company also focused on niche markets where the Company would have a competitive advantage in growing its vehicle and equipment leasing, SBA, church and healthcare lending portfolios. Noninterest expense was $451.1 million compared with $450.6 million. The slight increase was primarily the result of vehicle depreciation costs incurred from the operating method of accounting for new leases, increased merger-related contract services and increased costs of employee healthcare benefits, partially offset by cost savings from staff reductions and lower pension and postretirement benefit expenses.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Balance Sheet Analysis

     The Company had total assets of $40.3 billion at June 30, 2004, an increase of 5.0% from December 31, 2003 and 10.5% from June 30, 2003. Investment securities totaled $5.8 billion, an increase of 0.8% from December 31, 2003 and 16.1% from the same period in 2003. Loans and leases totaled $27.2 billion, up 5.7% from December 31, 2003 and 8.7% from a year ago. Deposits were $28.0 billion, up 6.0% from December 31, 2003 and 11.7% from a year ago.

     The Company’s nonperforming assets were 0.52% of loans, leases and foreclosed properties at June 30, 2004, an improvement from 0.59% at December 31, 2003 and 0.75% at June 30, 2003. The provision for loan and lease losses was $11.9 million for the second quarter of 2004, compared with $18.9 million for the same period in 2003. The allowance for loan and lease losses was 1.46% of total loans and leases at June 30, 2004, compared with 1.52% of total loans and leases at December 31, 2003 and 1.57% at June 30, 2003.

CRITICAL ACCOUNTING ESTIMATES

     Our significant accounting policies are fundamental to understanding our financial position and results of operations and are discussed in detail in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified three accounting estimates that we believe are critical due to the levels of subjectivity and judgment necessary and because it is likely that materially different results would be reported if different judgments, assumptions and estimates were used. These estimates relate to the allowance for loan and lease losses, goodwill and lease financing. These estimates are described in more detail in our 2003 Annual Report on Form 10-K in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Earnings:
(Dollars in thousands)
Interest income	$419,868	$417,908	$837,019	$834,178
Interest expense	97,607	98,047	193,733	200,292

Net interest income	322,261	319,861	643,286	633,886
Provision for loan and lease losses	11,900	18,860	30,765	41,550
Noninterest income	110,021	102,127	211,492	198,227
Noninterest expense	232,224	229,878	451,138	450,590

Income before income taxes	188,158	173,250	372,875	339,973
Provision for income taxes	73,401	65,588	145,066	130,230

Net income	$114,757	$107,662	$227,809	$209,743

Balance Sheet Data Averages:
(Dollars in millions)
Average assets	$39,343	$35,110	$38,840	$34,752
Average securities available for sale at cost	6,007	4,430	5,922	4,217
Average loans and leases (1)	26,747	24,399	26,344	24,217
Average deposits	27,117	24,339	26,775	24,230
Average long-term debt and capital securities	4,582	3,609	4,453	3,593
Average stockholder’s equity	4,416	4,033	4,371	3,970
Balance Sheet Data At Period End:
(Dollars in millions)
Assets	40,264	36,448	40,264	36,448
Securities available for sale	5,822	5,015	5,822	5,015
Loans and leases (1)	27,255	25,068	27,255	25,068
Deposits	27,976	25,036	27,976	25,036
Long-term debt and capital securities	4,646	3,782	4,646	3,782
Stockholder’s equity	4,431	4,088	4,431	4,088
Selected Financial Ratios For the Period Ended:
Return on average total assets (ROA) (2)	1.17%	1.23%	1.18%	1.22%
Return on average stockholder’s equity (ROE) (2)	10.45	10.71	10.48	10.65
Net interest margin (taxable-equivalent basis) (2)	3.88	4.37	3.93	4.42
Net loans and leases charged off to average loans and leases (2)	0.18	0.38	0.20	0.28
Efficiency ratio (3)	53.72	54.48	52.78	54.15
Average equity to average total assets	11.22	11.49	11.25	11.42
At Period End:
Allowance for loan and lease losses to total loans and leases	1.46	1.57	1.46	1.57
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.52	0.75	0.52	0.75
Allowance for loan and lease losses to nonperforming loans and leases	3.21x	2.30x	3.21x	2.30x
Regulatory Capital Ratios:
Leverage Ratio (4):
Bank of the West	9.56%	9.51%	9.56%	9.51%
First Hawaiian Bank	10.31	9.69	10.31	9.69
Tier 1 capital (risk-based):
Bank of the West	10.80	10.28	10.80	10.28
First Hawaiian Bank	13.32	12.19	13.32	12.19
Total capital (risk-based):
Bank of the West	12.96	12.54	12.96	12.54
First Hawaiian Bank	15.62	14.59	15.62	14.59

(1)	These balances include loans held for sale and are not adjusted for loan and lease losses.

(2)	Annualized.

(3)	The efficiency ratio is noninterest expense as a percentage of net interest income plus noninterest income.

(4)	The capital leverage ratios are based on quarterly averages.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Net Interest Income

Second quarter 2004 as compared with second quarter 2003

     Net interest income increased to $322.3 million as compared with $319.9 million.

     The increase in net interest income was principally the result of a $4.0 billion, or 13.6%, increase in average earning assets. The increase in our average earning assets was primarily the result of growth in loans (from originations and purchases), leases and investment securities within Bank of the West and First Hawaiian Bank. The effect of the increase from average earning assets was partially offset by a 49 basis point reduction in our net interest margin. The continuing effect of historically low interest rates has reduced the yield on earning assets more rapidly than rates paid on sources of funds.

Six-month period 2004 as compared with six-month period 2003

     Net interest income increased 1.5% to $643.3 million as compared with $633.9 million.

     The increase in net interest income was principally the result of a $4.0 billion, or 13.7%, increase in average earning assets. The increase in our average earning assets was primarily the result of growth in loans (from originations and purchases), leases and investment securities within Bank of the West and First Hawaiian Bank. The effect of the increase from average earning assets was partially offset by a 49 basis point reduction in our net interest margin. The continuing effect of historically low interest rates has reduced the yield on earning assets more rapidly than rates paid on sources of funds.

Net Interest Margin

Second quarter 2004 as compared with second quarter 2003

     The net interest margin decreased by 49 basis points due primarily to the effects of the continued low interest rate environment. While the low rate environment reduced our yield on earning assets by 64 basis points to 5.06% from 5.70%, it also decreased our rate paid on sources of funds by 15 basis points to 1.18% from 1.33%. Also offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits maintained by retail and commercial customers increased by $1.0 billion, or 14.9%.

Six-month period 2004 as compared with six-month period 2003

     The net interest margin decreased by 49 basis points due primarily to the effects of the continued low interest rate environment. While the low rate environment reduced our yield on earning assets by 70 basis points to 5.11% from 5.81%, it also decreased our rate paid on sources of funds by 21 basis points to 1.18% from 1.39%. Also offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits maintained by retail and commercial customers increased by $0.9 billion, or 13.9%.

Average Earning Assets

Second quarter 2004 as compared with second quarter 2003

     Growth in Bank of the West’s loan and lease portfolio and higher levels of investment securities in both banks are primarily responsible for the increase in average earning assets. The $2.3 billion, or 9.6%, increase in average total loans and leases was primarily due to increased consumer lending and residential mortgages. Consumer loans continue to grow due to strength in the consumer market and the low interest rates on consumer products. As commercial lending was relatively slow during the past year, funds were used to purchase residential mortgages as well as investment securities. Consequently, average total investment securities were $6.0 billion, up $1.6 billion, or 35.6%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Six-month period 2004 as compared with six-month period 2003

     Growth in Bank of the West’s loan and lease portfolio and higher levels of investment securities in both banks are primarily responsible for the increase in average earning assets. The $2.1 billion, or 8.8%, increase in average total loans and leases was primarily due to increased consumer lending and residential mortgages. Consumer loans continue to grow due to strength in the consumer market and the low interest rates on consumer products. As commercial lending was relatively slow during the past year, funds were used to purchase residential mortgages as well as investment securities. Consequently, average total investment securities were $5.9 billion, up $1.7 billion, or 40.4%.

Average Loans and Leases

Second quarter 2004 as compared with second quarter 2003

     The increase in average loans and leases was primarily due to growth in Bank of the West. Average consumer loans within Bank of the West increased approximately $1.3 billion, or 21.8%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Bank of the West’s average residential real estate loans increased by $0.5 billion.

Six-month period 2004 as compared with six-month period 2003

     The increase in average loans and leases was primarily due to growth in Bank of the West. Average consumer loans within Bank of the West increased approximately $1.2 billion, or 21.9%, primarily due to growth in consumer loans, while real estate loan purchases increased the average residential mortgage portfolio. Bank of the West’s average residential real estate loans increased by $0.6 billion.

Average Interest-Bearing Deposits and Liabilities

Second quarter 2004 as compared with second quarter 2003

     The $3.0 billion, or 13.0%, increase in average interest-bearing deposits and liabilities was primarily due to growth in our customer deposit base and an increase in average long-term debt and average short-term borrowings. Average deposits increased due to growth in the demand deposit, interest-bearing checking, regular and money market savings, foreign and time deposit portfolios. Short-and long-term borrowings from the Federal Home Loan Bank also increased average short-term borrowings and average long-term debt.

Six-month period 2004 as compared with six-month period 2003

     The $2.9 billion, or 12.6%, increase in average interest-bearing deposits and liabilities was primarily due to growth in our customer deposit base and an increase in average long-term debt and average short-term borrowings. Average deposits increased due to growth in the demand deposit, interest-bearing checking, regular and money market savings, foreign and time deposit portfolios. Short-and long-term borrowings from the Federal Home Loan Bank also increased average short-term borrowings and average long-term debt.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

     The following table presents consolidated average balances, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for June 30, 2004 and 2003) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended June 30,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
			(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$5,975	$14	0.94%	$5,864	$14	0.96%
Foreign	235,557	657	1.12	142,994	455	1.28

Total interest-bearing deposits in other banks	241,532	671	1.12	148,858	469	1.26
Federal funds sold and securities purchased under agreements to resell	222,312	577	1.04	230,673	718	1.25
Trading assets	7,727	14	0.73	63,639	466	2.94
Securities available for sale (2):
Taxable	5,999,165	50,885	3.41	4,415,051	43,026	3.91
Exempt from Federal income taxes	7,501	135	7.24	15,212	278	7.33

Total securities available for sale	6,006,666	51,020	3.42	4,430,263	43,304	3.92
Loans and leases (3),(4):
Domestic	26,392,660	360,370	5.49	24,041,018	365,048	6.09
Foreign	354,337	5,790	6.57	358,108	6,906	7.74

Total loans and leases	26,746,997	366,160	5.51	24,399,126	371,954	6.11
Other interest earning assets	156,476	1,646	4.23	116,548	1,336	4.60

Total earning assets	33,381,710	420,088	5.06	29,389,107	418,247	5.70

Non interest-bearing assets:
Cash and due from banks	1,441,906			1,346,398
Premises and equipment	526,005			388,225
Core deposit intangible	178,559			201,647
Goodwill	3,228,832			3,226,844
Other assets	586,480			558,069

Total noninterest-bearing assets	5,961,782			5,721,183

Total assets	$39,343,492			$35,110,290

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$302,737	$69	0.09%	$272,364	$87	0.13%
Savings	11,035,985	15,724	0.57	10,044,400	17,737	0.71
Time	6,718,142	25,141	1.51	6,524,143	28,446	1.75
Foreign	1,114,692	2,655	0.96	581,210	1,454	1.00

Total interest-bearing deposits	19,171,556	43,589	0.91	17,422,117	47,724	1.10
Short-term borrowings	2,187,174	5,566	1.02	1,916,730	7,042	1.47
Long-term debt and capital securities	4,582,180	48,452	4.25	3,608,704	43,281	4.81

Total interest-bearing deposits and liabilities	25,940,910	97,607	1.51	22,947,551	98,047	1.71

Interest rate spread			3.55%			3.99%
Noninterest-bearing deposits	7,945,430			6,917,285
Other liabilities	1,041,611			1,212,823

Total liabilities	34,927,951			31,077,659
Stockholder’s equity	4,415,541			4,032,631

Total liabilities and stockholder’s equity	$39,343,492			$35,110,290

Impact of noninterest-bearing sources			0.33%			0.38%
Net interest income and margin on total earning assets		322,481	3.88%		320,200	4.37%
Tax equivalent adjustment		220			339

Net interest income		$322,261			$319,861

(1)	Annualized.

(2)	For the three months ended June 30, 2004 and 2003, average debt investment securities were computed based on historical amortized costs, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $11.0 million and $15.6 million for three months ended June 30, 2004 and 2003, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
			(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$6,585	$23	0.70%	$5,498	$23	0.84%
Foreign	265,718	1,463	1.11	124,892	861	1.39

Total interest-bearing deposits in other banks	272,303	1,486	1.10	130,390	884	1.37
Federal funds sold and securities purchased under agreements to resell	228,103	1,179	1.04	243,019	1,541	1.28
Trading assets	11,373	28	0.50	54,112	802	2.99
Securities available for sale (2):
Taxable	5,914,118	101,307	3.44	4,201,525	83,128	3.99
Exempt from Federal income taxes	7,464	269	7.25	15,039	512	6.87

Total securities available for sale	5,921,582	101,576	3.45	4,216,564	83,640	4.00
Loans and leases (3),(4):
Domestic	25,993,269	718,557	5.56	23,853,687	732,571	6.19
Foreign	351,041	11,576	6.63	363,604	12,723	7.06

Total loans and leases	26,344,310	730,133	5.57	24,217,291	745,294	6.21
Other interest-earning assets	155,475	3,095	4.00	109,898	2,740	5.03

Total earning assets	32,933,146	837,497	5.11	28,971,274	834,901	5.81

Non interest-bearing assets:
Cash and due from banks	1,408,127			1,383,422
Premises and equipment	527,799			384,702
Core deposit intangible	181,459			204,480
Goodwill	3,228,589			3,227,274
Other assets	560,862			580,770

Total noninterest-bearing assets	5,906,836			5,780,648

Total assets	$38,839,982			$34,751,922

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$308,384	$138	0.09%	$269,055	$206	0.15%
Savings	10,928,278	31,465	0.58	9,867,863	35,976	0.74
Time	6,717,683	50,623	1.52	6,681,002	61,676	1.86
Foreign	1,055,886	4,799	0.91	595,496	3,012	1.02

Total interest-bearing deposits	19,010,231	87,025	0.92	17,413,416	100,870	1.17
Short-term borrowings	2,158,874	10,979	1.02	1,738,923	10,739	1.25
Long-term debt and capital securities	4,452,738	95,729	4.32	3,592,984	88,683	4.98

Total interest-bearing deposits and liabilities	25,621,843	193,733	1.52	22,745,323	200,292	1.77

Interest rate spread			3.59%			4.04%
Noninterest-bearing deposits	7,764,441			6,816,331
Other liabilities	1,082,464			1,220,385

Total liabilities	34,468,748			30,782,039
Stockholder’s equity	4,371,234			3,969,883

Total liabilities and stockholder’s equity	$38,839,982			$34,751,922

Impact of noninterest-bearing sources			0.34%			0.38%
Net interest income and margin on total earning assets		643,764	3.93%		634,609	4.42%
Tax equivalent adjustment		478			723

Net interest income		$643,286			$633,886

(1)	Annualized.

(2)	For the six months ended June 30, 2004 and 2003, average debt investment securities were computed based on historical amortized costs, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $21.5 million and $29.3 million for six months ended June 30, 2004 and 2003, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

     The following tables reflect the key components of the changes in noninterest income for the three and six months ended June 30, 2004, as compared with the same period in 2003:

	Three Months Ended June 30,		Change
	2004	2003	$	%
		(Dollars in thousands)
Service charges on deposit accounts	$40,525	$38,561	$1,964	5.1%
Trust and investment services income	10,054	9,858	196	2.0
Other service charges and fees	36,872	37,587	(715)	(1.9)
Net gains on securities available for sale	691	1,466	(775)	(52.9)
Vehicle and equipment operating lease income	4,215	—	4,215	—
Other	17,664	14,655	3,009	20.5

Total noninterest income	$110,021	$102,127	$7,894	7.7%

	Six Months Ended June 30,		Change
	2004	2003	$	%
		(Dollars in thousands)
Service charges on deposit accounts	$81,354	$75,590	$5,764	7.6%
Trust and investment services income	20,356	19,365	991	5.1
Other service charges and fees	74,045	70,448	3,597	5.1
Net gains on securities available for sale	1,058	3,358	(2,300)	(68.5)
Vehicle and equipment operating lease income	5,069	—	5,069	—
Other	29,610	29,466	144	0.5

Total noninterest income	$211,492	$198,227	$13,265	6.7%

Second quarter 2004 as compared with second quarter 2003

     Service charges on deposit accounts were $40.5 million, an increase of $2.0 million. The increase is primarily attributed to an increase in average deposit balances of approximately 11.4% and higher fee income from overdraft and nonsufficient fund transactions, partially offset by lower servicing fee income as a result of repricing efforts in account analysis.

     Vehicle and equipment operating lease income totaled $4.2 million. The increase was due to accounting for new auto leases as operating leases rather than direct finance leases. See Note 4 to the Consolidated Financial Statements for additional information.

     Other noninterest income totaled $17.7 million, an increase of $3.0 million, primarily attributed to higher income related to the sales of the net investment in certain equipment leases, a reclassification of the amortization of low income housing investments in late 2003 and proceeds from a bankruptcy settlement. The increases were partially offset by lower gains on the sale of residential loans, losses on the disposal of certain fixed assets and lower income from the sale of loans in the Essex subsidiary as Essex began to retain loans in its portfolio rather than selling them.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Six-month period 2004 as compared with six-month period 2003

     Service charges on deposit accounts were $81.4 million, an increase of $5.8 million. The increase is primarily attributed to an increase in average deposit balances of approximately 10.5% and higher fee income from overdraft and nonsufficient fund transactions.

     Other service charges and fees were $74.0 million, an increase of $3.6 million. The increase is primarily due to higher revenue from the sale of investment products, higher credit card fees resulting from an increase in retail sales volume, partially offset by lower fee income from debit cards and lower gains on the sale of residential loans.

     Net gains on securities available for sale totaled $1.1 million, compared with net gains of $3.4 million. The higher gains in 2003 were due to portfolio restructuring activities.

     Vehicle and equipment operating lease income totaled $5.1 million. The increase was due to accounting for new auto leases as operating leases rather than direct finance leases.

Noninterest Expense

     The following tables reflect the key components of the changes in noninterest expense for the three and six months ended June 30, 2004 as compared with the same period in 2003:

	Three Months Ended June 30,		Change
	2004	2003	$	%
		(Dollars in thousands)
Personnel:
Salaries and wages	$83,441	$83,262	$179	0.2%
Employee benefits	34,652	37,930	(3,278)	(8.6)

Total personnel expense	118,093	121,192	(3,099)	(2.6)
Occupancy	21,790	22,381	(591)	(2.6)
Outside services	20,683	18,154	2,529	13.9
Intangible amortization	5,764	5,764	—	—
Equipment	12,020	12,437	(417)	(3.4)
Depreciation — vehicle and equipment operating leases	4,207	—	4,207	—
Stationery and supplies	6,185	6,416	(231)	(3.6)
Advertising and promotion	6,443	8,092	(1,649)	(20.4)
Other	37,039	35,442	1,597	4.5

Total noninterest expense	$232,224	$229,878	$2,346	1.0%

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in thousands)
Personnel:
Salaries and wages	$166,896	$168,900	$(2,004)	(1.2)%
Employee benefits	70,889	74,476	(3,587)	(4.8)

Total personnel expense	237,785	243,376	(5,591)	(2.3)
Occupancy	43,405	44,527	(1,122)	(2.5)
Outside services	38,944	35,841	3,103	8.7
Intangible amortization	11,527	11,527	—	—
Equipment	23,456	23,593	(137)	(0.6)
Depreciation — vehicle and equipment operating leases	4,904	—	4,904	—
Stationery and supplies	12,349	13,434	(1,085)	(8.1)
Advertising and promotion	12,779	12,956	(177)	(1.4)
Other	65,989	65,336	653	1.0

Total noninterest expense	$451,138	$450,590	$548	0.1%

Second quarter 2004 as compared with second quarter 2003

     Employee benefits expense was $34.7 million, a decrease of $3.3 million, primarily due to lower pension and postretirement plan expense as a result of reduced costs from consolidating benefit plans and lower recognized actuarial losses. The decrease was partially offset by increases in other benefits, primarily long-term incentive and workers’ compensation.

     Outside services expense was $20.7 million, an increase of $2.5 million, substantially due to an increase in contracted services related to the CFB acquisition.

     Depreciation on vehicle and equipment operating leases totaled $4.2 million. The increase was the result of vehicle depreciation costs incurred from the change in accounting for new auto leases as operating leases rather than direct finance leases.

     Advertising and promotion expenses were $6.4 million, a decrease of $1.6 million, primarily the result of higher advertising expenses in 2003 related to certificate of deposit campaigns to promote brand recognition.

     Other noninterest expense was $37.0 million, an increase of $1.6 million. The increase is primarily due to higher fees due to increased transaction volume related to airline branded credit cards, increased write-offs related to OREOs and higher legal expenses, partially offset by lower split dollar life insurance expense as a result of marking policies to cash surrender value.

Six-month period 2004 as compared with six-month period 2003

     Salaries and wages expense was $166.9 million, a decrease of $2.0 million. The decrease is primarily attributable to a decrease in full-time equivalent staff.

     Employee benefits expense was $70.9 million, a decrease of $3.6 million, primarily due to lower pension and postretirement plan expense as a result of reduced costs from consolidating benefit plans and lower recognized actuarial losses. The decrease was partially offset by increases in other benefits, primarily healthcare and workers’ compensation.

     Outside services expense was $38.9 million, an increase of $3.1 million, primarily due to an increase in contracted and data processing services related to the CFB acquisition.

     Depreciation in vehicle and equipment operating leases totaled $4.9 million. The increase in expense was the result of vehicle depreciation costs incurred from the change in accounting for new auto leases.

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

Bank of the West

     Regional Banking

     Second quarter 2004 as compared with second quarter 2003

     The Regional Banking Segment’s net income increased $3.6 million, from $30.8 million to $34.4 million. Net interest income increased $1.1 million or 0.9%. This increase was driven by an 11.4% increase in average loans and transfer pricing credits provided on higher deposit balances. Noninterest income increased $3.0 million, or 7.2%, primarily due to increases in commissions and other fees and service fees on deposit accounts. Noninterest expense was flat quarter over quarter, primarily due to a decrease in staff, offset by an increase in benefits. The provision for loan and lease losses decreased $2.7 million due to the improved credit quality of its loan and lease portfolio. The growth in average deposits of 6.2% was driven by core deposits, offset by a decline in certificates of deposits.

     Six-month period 2004 as compared with six-month period 2003

     The Regional Banking Segment’s net income increased $7.8 million, from $62.0 million to $69.8 million. Net interest income increased $2.5 million or 1.0%. This increase was driven by a 10.4% increase in average loans and transfer pricing credits provided on higher deposit balances. Noninterest income increased $7.4 million, or 9.2%, as a result of an increase in commissions on sale of investment products. Noninterest expense increased $2.2 million, or 1.0%. The increase was primarily due to an increase in occupancy related to five de novo branches and higher costs associated with employee benefits. The provision for loan and lease losses decreased $5.7 million due to the improvement in credit quality. The growth in average deposits was driven by core deposits, offset by a decline in certificates of deposits.

     Commercial Banking

     Second quarter 2004 as compared with second quarter 2003

     The Commercial Banking Segment’s net income decreased $0.8 million or 2.1% from $38.6 million to $37.8 million, primarily due to a negative provision for credit losses in second quarter 2003. Net interest income increased $3.6 million or 4.7%. The increase in net interest income was due to an increase in average loans.

     Average loan and lease balances increased by 9.5% to $7.6 billion, and average deposit balances increased by 12.9% to $3.5 billion.

     Six-month period 2004 as compared with six-month period 2003

     The Commercial Banking Segment’s net income decreased to $75.3 million from $75.8 million, primarily due to a negative provision for credit losses in the six month period of 2003. Net interest income remained relatively flat, despite an increase in average assets.

     Average loan and lease balances increased by 7.7% to $7.5 billion, and average deposit balances increased by 14.3% to $3.4 billion.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Consumer Finance

     Second quarter 2004 as compared with second quarter 2003

     The Consumer Finance Segment’s net income was $18.3 million compared with $13.7 million. Net interest income was $51.1 million, compared with $50.7 million, an increase of 0.8%. Noninterest income increased to $6.5 million, compared with $3.5 million. Noninterest expense increased from $15.3 million to $20.6 million.

     The Consumer Finance Segment remains very competitively priced in the indirect lending market. Net interest income remained relatively flat. Noninterest income was favorably impacted as a result of recording lease payments on auto leases as rental income starting in February 2004. The provision for loan and lease losses was decreased by the improved credit quality in the consumer loan and lease portfolio. These favorable variances were partially offset by lower gains on sales of loans as a result of Essex retaining certain of the loans it originates. Noninterest expense increased by 34.6% to $20.6 million. However, expenses as a percentage of average assets remained relatively constant. The increase in noninterest expense was primarily due to an increase in employee salaries and benefits and an increase in depreciation expense as a result of the accounting for vehicle operating leases.

     Average assets were $8.4 billion compared with $7.4 billion, an increase of 13.7%. This increase is primarily due to increased indirect loan production.

     Six-month period 2004 as compared with six-month period 2003

     The Consumer Finance Segment’s net income was $32.8 million, compared with $28.3 million. Net interest income was $104.2 million, compared with $100.4 million, an increase of 3.8%. Noninterest income increased $3.0 million, or 48.4%. Noninterest expense increased from $30.5 million to $37.5 million. The increase in noninterest income was primarily due to the change in accounting for vehicle operating leases. The increase in noninterest expense was primarily due to an increase in employee salaries and benefits and an increase in depreciation expense as a result of the accounting for vehicle operating leases.

     Average assets were $8.3 billion compared with $7.3 billion, an increase of 14.0%. This increase is primarily due to increased indirect loan production. The provision for credit losses decreased $7.8 million due to the improvement in credit quality.

First Hawaiian Bank

     Retail Banking

     Second quarter 2004 as compared with second quarter 2003

     The Retail Banking Segment’s net income increased to $16.4 million, up $0.3 million, or 1.9%. Net interest income increased $2 million or 3.5%, primarily due to higher balances in earning assets. Noninterest income increased $0.9 million, or 6.6%, primarily due to increased fees on deposit accounts. Noninterest expense increased $2.3 million, or 5.4%, primarily due to higher furniture and equipment write-offs. The provision for loan and lease losses decreased $0.8 million or 42.1%. The decrease in the provision for loan and lease losses was a result of improved credit quality which has led to a decrease in nonperforming assets and lower charge offs.

     Average assets increased 12.3% to $3.7 billion, primarily due to increases in loans of $241 million. Average deposits increased 8.4% to $7.0 billion, primarily due to an increase in core deposits, partially offset by a decrease in time certificates of deposit.

     Six-month period 2004 as compared with six-month period 2003

     The Retail Banking Segment’s net income decreased to $33.3 million, down $1.2 million, or 3.5%. Net interest income increased $1.1 million or 1.0%, primarily due to higher earning asset balances. Noninterest income increased $1.1 million, or 3.9%, primarily from increased fees on deposit accounts, partially offset by a gain on the sale of foreclosed property in 2003. Noninterest expense increased $3.4 million, or 4.1%, primarily due to higher furniture and equipment expense, partially offset by a decrease in occupancy expense corresponding to the purchase of First Hawaiian Center in December 2003. The provision for loan and lease losses decreased $1.1 million or 31.4%. The decrease in the provision for loan and lease losses was a result of the improved credit quality which has led to a decrease in nonperforming assets and lower charge offs.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Average assets increased 11% to $3.6 billion, primarily due to increases in loans. Average assets also increased due to the purchase of First Hawaiian Center. Average deposits increased 7.7% to $6.9 billion, primarily due to an increase in core deposits, partially offset by a decrease in time certificates of deposit.

     Consumer Finance

     Second quarter 2004 as compared with second quarter 2003

     Consumer Finance’s net income decreased to $8.9 million, down $1 million, or 10.1%. Net interest income was $22.2 million compared with $19.9 million, an increase of 11.6%. This was the result of increased interest income on higher loan balances. Noninterest income decreased $3.4 million or 34.3%. The decrease was caused by lower gains on the sale of mortgages. Noninterest expense remained relatively flat. The provision for loan and lease losses decreased $0.2 million or 8.3%. The decrease reflects lower charge offs and improved credit quality.

     Average assets increased 8.0% to $1.6 billion, primarily due to increases in consumer and dealer flooring loans.

     Six-month period 2004 as compared with six-month period 2003

     Consumer Finance’s net income decreased to $18.2 million, down $1.3 million, or 6.7%. Net interest income was $43.2 million compared with $38.7 million, an increase of 11.6%. This was the result of increased interest income on higher loan balances. Noninterest income decreased $5.6 million or 28.0%. The decrease was caused by lower gains on the sale of mortgages. Noninterest expense remained relatively flat. The provision for loan and lease losses decreased $0.4 million or 8.7%. The decrease reflects lower charge offs and improved credit quality.

     Average assets increased 5.5% to $1.5 billion, primarily due to increases in consumer and dealer flooring loans.

     Commercial Banking

     Second quarter 2004 as compared with second quarter 2003

     Commercial Banking’s net income decreased to $6.7 million, down $0.8 million, or 10.7%. Net interest income decreased $0.8 million or 9.4%, primarily due to lower earning assets. Noninterest income increased $3.5 million or 70.0%, primarily due to a $6.9 million fee on the sale of the net investment in a lease, which was offset by a $3.4 million gain on the sale of a lease in 2003. Noninterest expense increased $3.1 million, or 134.8%, primarily due to a $3.1 million pretax reduction in net investments of certain leveraged leases.

     Average assets decreased 2.2% to $1.1 billion, primarily due to a decrease in loans.

     Six-month period 2004 as compared with six-month period 2003

     Commercial Banking’s net income decreased to $12.7 million, down $0.2 million, or 1.6%. Net interest income decreased $0.5 million or 3.0%, primarily due to lower earning assets. Noninterest income increased $3.7 million or 56.1%, primarily due to a $6.9 million marketing fee on the sale of a lease in the second quarter 2004, partially offset by a $3.4 million net gain on sale of the net investment in a lease in second quarter 2003. Noninterest expense increased $2.8 million or 60.9%, primarily due to a $3.1 million pretax reduction in net investments of certain leveraged leases in second quarter 2004. The provision for loan and lease losses increased $0.2 million.

     Average assets decreased 4.0% to $1.1 billion, primarily due to a planned decrease in media and syndicate loans.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Financial Management

     Second quarter 2004 as compared with second quarter 2003

     The Financial Management Segment’s net income of $0.6 million increased $0.4 million from 2003. Noninterest expense decreased by $0.5 million or 7.2%, primarily due to a Trust settlement write-off in June 2003.

Six-month period 2004 as compared with six-month period 2003

     The Financial Management Segment’s net income of $1.2 million increased $0.2 million from 2003. Noninterest income increased by $0.2 million primarily due to higher investment management fees. Investment fees were positively impacted by the upturn in the equity markets. Noninterest expense decreased by $0.4 million primarily due to a Trust settlement write-off in June 2003.

SECURITIES AVAILABLE FOR SALE

     The Company focuses on the following four objectives for its available-for-sale portfolio:

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Amortized cost and fair value of securities available for sale at June 30, 2004, December 31, 2003 and June 30, 2003 were as follows:

	June 30, 2004				December 31, 2003				June 30, 2003
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses(1)	Fair Value	Cost	Gains	Losses(1)	Fair Value
	(in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,685,357	$3,336	$(12,380)	$1,676,313	$1,588,359	$14,110	$(2,256)	$1,600,213	$1,407,677	$25,126	$(97)	$1,432,706
Mortgage and asset-backed securities:
Government agencies	2,418,435	11,680	(56,943)	2,373,172	2,356,615	23,397	(23,879)	2,356,133	2,090,955	45,216	(1,822)	2,134,349
Other	579,993	4,443	(3,206)	581,230	691,466	7,990	(1,425)	698,031	676,824	15,251	(142)	691,933
Collateralized mortgage obligations	1,150,056	729	(17,824)	1,132,961	1,066,679	2,611	(8,119)	1,061,171	698,629	5,550	(343)	703,836
State and political subdivisions	7,765	191	(56)	7,900	15,925	355	(61)	16,219	15,694	524	(120)	16,098
Other	53,261	—	(2,418)	50,843	43,159	173	(628)	42,704	34,749	1,011	(67)	35,693

Total securities available for sale	$5,894,867	$20,379	$(92,827)	$5,822,419	$5,762,203	$48,636	$(36,368)	$5,774,471	$4,924,528	$92,678	$(2,591)	$5,014,615

(1)	At December 31, 2003 and June 30, 2003, the Company held no securities that had been in a continuous unrealized loss position for 12 months or more.

     The following table presents the unrealized gross losses and fair value of securities in the securities available for sale portfolio at June 30, 2004, by length of time that individual securities in each category have been in a continuous loss position. Because the declines in fair value were a result of changes in market interest rates and the Company has both the ability and the intent to hold the securities until maturity or the fair value at least equals the recorded cost, no other-than-temporary impairment was recorded at June 30, 2004.

	June 30, 2004
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$(11,070)	$1,162,593	$(1,310)	$48,728	$(12,380)	$1,211,321
Mortgage and asset-backed securities:
Government agencies	(41,326)	1,697,272	(15,617)	211,020	(56,943)	1,908,292
Other	(2,725)	334,999	(481)	34,501	(3,206)	369,500
Collateralized mortgage obligations	(15,598)	965,718	(2,226)	62,934	(17,824)	1,028,652
States and political subdivisions	(34)	1,002	(22)	423	(56)	1,425
Other	(2,310)	37,440	(108)	1,708	(2,418)	39,148

Total securities available for sale	$(73,063)	$4,199,024	$(19,764)	$359,314	$(92,827)	$4,558,338

     Proceeds from the sales of securities available for sale were $282.4 million and $339.4 million for the six months ended June 30, 2004 and 2003, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Gains and losses realized on the sales of securities available for sale are determined using the specific identification method. Gross realized gains and losses on securities available for sale for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Realized gains	$691	$1,466	$1,059	$3,358
Realized losses	—	—	(1)	—

Realized net gains	$691	$1,466	$1,058	$3,358

LOANS AND LEASES

     The following table sets forth the loan and lease portfolio by major categories and loan and lease mix at June 30, 2004, December 31, 2003 and June 30, 2003:

	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Commercial, financial and agricultural	$4,738,271	17.4%	$4,492,319	17.5%	$4,644,481	18.6%
Real estate:
Commercial	5,286,412	19.4	5,146,077	20.0	4,950,251	19.8
Construction	1,036,993	3.8	952,818	3.7	912,058	3.6
Residential	5,479,017	20.2	5,019,625	19.5	5,009,568	20.0

Total real estate loans	11,802,422	43.4	11,118,520	43.2	10,871,877	43.4

Consumer	8,092,565	29.8	7,344,620	28.6	6,765,184	27.1
Lease financing	2,192,436	8.1	2,417,310	9.4	2,371,711	9.5
Foreign:
Commercial and industrial	60,652	0.2	63,476	0.2	61,345	0.2
Other	303,477	1.1	285,834	1.1	293,822	1.2

Total foreign loans	364,129	1.3	349,310	1.3	355,167	1.4

Total loans and leases	$27,189,823	100%	$25,722,079	100%	$25,008,420	100%
Less allowance for loan and lease losses	396,101		391,699		391,518

Total net loans and leases	$26,793,722		$25,330,380		$24,616,902

Total loans and leases to:
Total assets	67.5%		67.1%		68.6%
Total interest earning assets	80.9%		79.5%		81.7%
Total deposits	97.2%		97.4%		99.9%

     We continue to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from our Mainland United States operations. The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. There was a $2.2 billion, or 8.7%, increase in total loans and leases from June 30, 2003 and a $1.5 billion, or 5.7% increase compared with December 31, 2003.

     When comparing the current period with June 30, 2003, there was an increase of $1.3 billion, or 19.6%, in consumer loans. Consumer loans consist primarily of open- and closed-end direct and indirect loans for personal, automobile, recreational vehicle, marine, and household purchases. Total real estate loans increased $931 million or 8.6% from June 30, 2003 primarily from purchases of residential loans and growth in commercial real estate lending.

     The increase in total loans and leases from December 31, 2003 to June 30, 2004 was mainly driven by increases in residential real estate and consumer lending. Total real estate loans increased $684 million, or 6.2%, and consumer loans increased $748 million, or 10.2%, in the period ending June 30, 2004 compared with December 31, 2003. These increases were partially offset by declines in lease financing. The increase in residential loans was a result of purchases. Our portfolio of consumer loans has increased as a result of the Company’s competitive position and competitive interest rates. The decrease in lease financing was due to the change in the accounting for new auto leases as operating leases rather than direct finance leases. See Note 4 to the Consolidated Financial Statements for additional information.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At June 30, 2004, we did not have a concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the table above.

     Loan related off-balance-sheet commitments were as follows at June 30, for the years indicated:

	Notional/Contract Amount
	2004	2003
	(Dollars in thousands)
Contractual Amounts Which Represent Credit Risk:
Commitments to extend credit	$8,353,227	$7,514,519
Standby letters of credit	710,339	802,476
Commercial letters of credit	58,419	81,613

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

     Nonperforming assets at June 30, 2004, December 31, 2003 and June 30, 2003 were as follows:

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$60,266	$66,100	$92,919
Real estate:
Commercial	40,820	41,508	44,714
Residential	6,913	8,176	7,909

Total real estate loans	47,733	49,684	52,623

Consumer	2,658	3,634	3,455
Lease financing	7,328	8,038	12,933
Foreign	5,381	6,341	8,072

Total nonaccrual loans and leases	123,366	133,797	170,002

Other real estate owned and repossessed personal property	16,993	17,387	18,050

Total nonperforming assets	$140,359	$151,184	$188,052

Past due loans and leases (1):
Commercial, financial and agricultural	$18,082	$17,545	$7,713
Real estate:
Commercial	7,912	7,410	6,820
Construction	—	—	907
Residential	796	1,084	3,448

Total real estate loans	8,708	8,494	11,175

Consumer	1,859	2,559	1,769
Lease financing	—	127	4
Foreign	192	651	7

Total past due loans and leases	$28,841	$29,376	$20,668

Accruing Restructured Loans:
Commercial, financial and agricultural	$48	$60	$64
Real estate:
Commercial	436	1,616	2,046

Total real estate loans	436	1,616	2,046

Total accruing restructured loans and leases	$484	$1,676	$2,110

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.52%	0.59%	0.75%
Including past due loans and leases	0.62	0.70	0.83
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.35	0.39	0.52
Including past due loans and leases	0.42	0.47	0.57

(1)	Represents loans and leases which are past due 90 days or more as to principal or interest, are still accruing interest, are adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Nonperforming assets at June 30, 2004 decreased by $47.7 million, or 25.4%, from June 30, 2003 and decreased $10.8 million, or 7.2%, from December 31, 2003. The decrease in nonaccrual loans from the previous year was primarily due to resolution of problem relationships in commercial lending and decreases in nonaccrual real estate loans and lease financing. Foreign nonperforming assets decreased at June 30, 2004 by $2.7 million, or 33.3%, from June 30, 2003.

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

     Loans past due 90 days or more and still accruing interest totaled $28.8 million at June 30, 2004, a decrease of $535 thousand or 1.8%, from December 31, 2003, but increased $8.2 million, or 39.5%, from June 30, 2003. The decrease at June 30, 2004 compared with December 31, 2003 was primarily due to consumer and foreign loans partially offset by an increase in commercial, financial and agricultural loans. The increase at June 30, 2004 compared with June 30, 2003 was due to commercial, financial and agricultural loans, partially offset by a decrease in past due real estate loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Loans and leases outstanding (end of period)	$27,189,823	$25,008,420	$27,189,823	$25,008,420

Allowance for loan and lease losses:
Balance at beginning of period	$396,487	$396,049	$391,699	$384,081
Provision for loan and lease losses	11,900	18,860	30,765	41,550
Loans and leases charged off:
Commercial, financial and agricultural	2,179	10,612	4,316	19,869
Real estate:
Commercial	796	931	1,089	1,054
Residential	54	226	74	596
Consumer	13,552	13,809	27,066	29,112
Lease financing	4,041	7,014	9,485	13,097
Foreign	440	518	1,171	1,359

Total loans and leases charged off	21,062	33,110	43,201	65,087

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	2,418	4,429	4,873	20,861
Real estate:
Commercial	54	111	180	202
Construction	34	30	68	64
Residential	277	312	476	608
Consumer	3,371	3,164	6,610	5,911
Lease financing	2,513	1,451	4,278	2,994
Foreign	109	222	353	334

Total recoveries on loans and leases previously charged off	8,776	9,719	16,838	30,974

Net charge-offs	(12,286)	(23,391)	(26,363)	(34,113)

Balance at end of period	$396,101	$391,518	$396,101	$391,518

Net loans and leases charged off to average loans and leases (1)	0.18%	0.38%	0.20%	0.28%
Net loans and leases charged off to allowance for loan and lease losses (1)	12.48	23.96	13.38	17.57
Allowance for loan and lease losses to total loans and leases (end of period)	1.46	1.57	1.46	1.57
Allowance for loan and lease losses to nonaccruing loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	3.21x	2.30x	3.21x	2.30x
Including 90 days past due accruing loans and leases	2.60x	2.05x	2.60x	2.05x

(1)	Annualized.

     The provision for loan and lease losses is based upon our judgment as to the adequacy of the allowance for loan and lease losses (the Allowance) to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases and in overall loan and lease risk profile and quality, general economic factors and the fair value of collateral.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where 1 is no risk and 10 is loss. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. We manage our exposure to higher risk areas through application of prudent underwriting polices.

•	Participation in Syndicated National Credits. In addition to providing back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market. At June 30, 2004, there were no shared national credits which were nonperforming. We are in the process of decreasing our participation in syndicated national credits as part of a planned reduction.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle finance lease portfolio (which represents approximately 45.8% of our lease financing portfolio and 9.8% of our combined lease financing and consumer loans at June 30, 2004), we obtain third-party insurance for the estimated residual value of the leased vehicle, and set aside reserves to cover the uninsured portion.

     Compared with the same period a year ago, net charge-offs were $7.8 million lower in the six months ended June 30, 2004. While an improvement in credit quality resulted in lower charge-offs, primarily in the commercial, financial and agricultural category, recoveries were higher in 2003. This was the result of a $13.6 million dispute resolution with UFJ Bank Ltd. of Japan in conjunction with charge-offs that were disputed during the acquisition of United California Bank in 2002. See Note 2 to the Consolidated Financial Statements in the 2003 Form 10-K for further information.

     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at June 30, 2004. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

DEPOSITS

     Deposits are the largest component of our total liabilities and account for 44.7% of total interest expense during the quarter ended June 30, 2004. At June 30, 2004, total deposits were $28.0 billion, an increase of 6.0% over December 31, 2003 and an increase of 11.7% over June 30, 2003. The increase was primarily due to the growth in our customer deposit base, primarily in Bank of the West. The decrease in all of the rates paid on deposits reflects the lower interest rate environment. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL

     Stockholder’s equity totaled $4.4 billion at June 30, 2004, an increase of $168.1 million, or 3.9%, from December 31, 2003 and $343.4 million, or 8.4%, from June 30, 2003. The increases were primarily due to net income earned by the Company during the first six months of 2004, partially offset by net unrealized losses on securities available-for-sale and cash flow hedges.

     Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum amounts of Tier 1 Capital and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of June 30, 2004 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Required		Corrective Action
	Actual		Minimum Capital		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 Capital to Risk-Weighted
Assets:
Bank of the West	$2,661,031	10.80%	$985,571	4.00%	$1,478,357	6.00%
First Hawaiian Bank	905,543	13.32	272,004	4.00	408,007	6.00
Total Capital to Risk-Weighted
Assets:
Bank of the West	$3,194,087	12.96%	$1,971,142	8.00%	$2,463,928	10.00%
First Hawaiian Bank	1,062,287	15.62	544,009	8.00	680,011	10.00
Tier 1 Capital to Average
Assets:
Bank of the West	$2,661,031	9.56%	$1,113,402	4.00%	$1,391,752	5.00%
First Hawaiian Bank	905,543	10.31	351,250	4.00	439,062	5.00

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

INCOME TAXES

     Our effective income tax rate (exclusive of the tax equivalent adjustment) for the six months ended June 30, 2004 and 2003 was 38.9% and 38.3%, respectively.

     Lease-in/lease-out (LILO) transactions have recently been subject to review on a nationwide basis by the Internal Revenue Service (IRS) to determine whether the tax deductions connected with such transactions are allowable for U.S. federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In April 2004, the Company received a Revenue Agent’s Report (RAR) which disallowed all deductions associated with the LILO transactions. In order to avoid potential future interest and penalties, the Company has paid, under protest, the amounts claimed by the IRS and other tax authorities in the RAR. The Company continues to believe that it properly reported its LILO transactions and will contest the results of the IRS’s audit. At the present time, the Company cannot predict the outcome of this issue.

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

     We obtain short-term, asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, trading assets, securities purchased under agreements to resell, securities available for sale and loans held for sale. Such assets represented 20.1% of total assets at June 30, 2004, compared with 20.9% at December 31, 2003 and 19.2% at June 30, 2003.

     Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Bank such as consumer and mortgage loans.

     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for the six months ended June 30, 2004 increased by 10.5% to $26.8 billion, primarily due to continued expansion of our customer base in the Western United States. Average total deposits funded 68.9% and 69.4% of average assets for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

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

	June 30,
	2004	2003
	(in millions)
Federal Reserve Discount Window	$618	$493
Federal Home Loan Bank	1,752	1,058
Securities Available for Repurchase Agreements	3,016	2,573

Total	$5,386	$4,124

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Our borrowing costs and ability to raise funds are a function of our credit ratings and any change in those ratings. The following table reflects the ratings of Bank of the West and First Hawaiian Bank as of June 30, 2004:

Bank of the West/First Hawaiian Bank
	Short-Term Deposit	Long-Term Deposit
Moody’s	P-1	Aa3
S & P	A-1	A+
Fitch, Inc.	F1+	AA-

Cash Flows

     The following is a summary of our cash flows for the six months ended June 30, 2004 and 2003. (There is more detail in the Consolidated Statements of Cash Flows.)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Net cash used in investing activities	$1,959,751	$2,103,944

Net cash provided by operating and financing activities	$2,003,970	$1,753,084

     The increase in cash and cash equivalents in the first six months of 2004 was primarily due to an increase in deposits.

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

     In June 2004, the Emerging Issues Task Force published EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 clarifies the impairment methodology used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 applies to all investments accounted for in accordance with the provisions of SFAS 115, certain debt and equity securities within the scope of Statement 124, and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting. We currently conduct quarterly impairment evaluations in accordance with the recognition and guidance of EITF 03-1.

     On March 9, 2004 the SEC released a Staff Accounting Bulletin: No. 105, Application of Accounting Principles to Loan Commitments (SAB 105), which provides guidance pertaining to interest rate locks of loan commitments accounted for as derivative instruments. It states that cash flows pertaining to mortgage servicing should not be included in the value of the derivative. We account for such rate locks in accordance with SAB 105.

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

     In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 (revised 2003)), an amendment of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement amends APB Opinion No. 28, Interim Financial Reporting, to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. This Statement is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans and estimated future benefit payments required by SFAS 132 (revised 2003) shall be effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132 (revised 2003) required enhanced disclosure and did not impact our consolidated financial statements.

     On December 8, 2003 President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to plan sponsors that provide a benefit that is at least equivalent to Medicare. On May 19, 2004, the Financial Accounting Standards Board (FASB) issued staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. At this time, the net periodic postretirement benefit cost in the financial statements does not reflect the effects of the Act on our postretirement health care plans because the Company has not concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

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

     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix - including increasing or decreasing the amount of fixed and/or variable instruments held by the Corporation — to adjust sensitivity to interest rate changes) and/or utilizing instruments such as interest rate swaps, caps, floors, options or forwards.

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

     The Company and its subsidiaries use computer simulation models to evaluate net interest income in order to quantify exposure to changes in interest rates. Generally, we use a dynamic modeling method which projects balance sheet growth which is then subjected to interest rate shocks up in 100-basis-point increments and down in a 50 basis-point increment. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.

     The projected impact of incremental increases and a 50 basis-point decrease in interest rates on the projected Company’s consolidated net interest income over the 12 months beginning July 1, 2004 is shown below.

	+3%	+2%	+1%	Flat	-0.5%
			(Dollars in millions)
Net interest income	1,312.7	1,336.7	1,350.4	1,344.1	1,337.1
Difference from flat	(31.4)	(7.4)	6.3	—	(7.0)
% variance	(2.3)%	(0.6)%	0.5%	—%	(0.5)%

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

     The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

June 30, 2004
Maturity Range
		Gross
	Net Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2004	2005	2006	2007	2008	2008
(Dollars in thousands)
Pay-Fixed Swaps:
Contractual Maturities	$4,550	$10,405	$614,317	$3,415	$105,585	$25,638	$29,836	$87,996	$361,847
Weighted Avg. Pay Rates			4.50	4.34	3.66	4.78	5.01	4.08	4.64
Weighted Avg. Receive Rates			1.49	1.01	1.35	1.84	1.78	1.67	1.26
Receive-Fixed Swaps:
Contractual Maturities	1,195	7,344	614,317	3,415	105,585	25,638	29,836	87,996	361,847
Weighted Avg. Pay Rates			1.46	1.26	1.37	1.92	1.82	1.67	1.33
Weighted Avg. Receive Rates			4.86	4.79	3.97	5.03	5.30	4.46	5.10
Pay-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	(115)	217	46,871	—	—	—	—	—	46,871
Weighted Avg. Pay Rates			4.68	—	—	—	—	—	4.68
Weighted Avg. Receive Rates			1.32	—	—	—	—	—	1.32
Receive-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	1,424	1,424	46,871	—	—	—	—	—	46,871
Weighted Avg. Pay Rates			1.46	—	—	—	—	—	1.68
Weighted Avg. Receive Rates			5.02	—	—	—	—	—	5.02
Caps/Collars:
Contractual Maturities	—	101	164,196	16,125	45,176	102,895	—	—	—
Weighted Avg. Strike Rates			6.72	6.90	5.86	7.28	—	—	—
Weighted Floor Rates			3.38	3.38	3.38	3.38	—	—	—

Total interest rate contracts held for trading purposes	$7,054	$19,491	$1,486,572

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
OTHER INFORMATION

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Effective April 15, 2004, BNP Paribas executed consent resolutions re-electing all members of the board of directors and re-electing PricewaterhouseCoopers as the Company’s Independent Registered Public Accounting Firm.

     Also on April 15, 2004, the Company’s board of directors adopted resolutions that increased the number of directors from 19 to 20 and elected General Eric K. Shinseki as a director.

     During April 2004, the Company’s shareholders executed consent resolutions approving the merger agreement for the Company’s proposed acquisition of Community First Bankshares, Inc., effective March 15, 2004.

Item 6. Exhibits and Reports on Form 8-K

     The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

	12	Statement regarding computation of ratios.

	31	Section 302 Certifications.

	32	Section 1350 Certifications.

(b)	Reports on Form 8-K	On April 14, 2004, the Company filed a Report on Form 8-K that provided information under Items 7 and 12 concerning the Company’s financial results for the quarter ended March 31, 2004.

On April 29, 2004, the Company filed a Report on Form 8-K that provided information under Items 5 and 7 concerning the Company’s definitive agreement to acquire USBD Bancorp, parent company of Union Safe Deposit Bank.

BancWest Corporation and Subsidiaries
EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2004

BANCWEST CORPORATION (Registrant)
By /s/ Douglas C. Grigsby
Douglas C. Grigsby
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

BancWest Corporation and Subsidiaries
EXHIBITS AND REPORTS ON FORM 8-K (Continued)

EXHIBIT INDEX

Exhibit No.	Exhibit
12	Statement regarding computation of ratios
31	Section 302 Certifications
32	Section 1350 Certifications