Form 10-Q
period 2004-09-30
BANCWEST CORP/HI
filed 2004-11-12
CIK 36377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

As of November 1, 2004, the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding
Class A Common Stock, $0.01 Par Value	85,759,123 Shares

BANCWEST CORPORATION AND SUBSIDIARIES

FORM 10-Q
September 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Interest income
Loans	$356,804	$342,433	$1,026,419	$1,017,976
Lease financing	27,344	32,809	87,465	102,151
Securities available for sale	52,850	44,809	154,346	128,273
Other	4,771	3,042	10,558	8,953

Total interest income	441,769	423,093	1,278,788	1,257,353

Interest expense
Deposits	51,189	39,835	138,214	140,706
Short-term borrowings	6,331	5,725	17,310	16,464
Long-term debt	53,607	47,348	149,336	136,014

Total interest expense	111,127	92,908	304,860	293,184

Net interest income	330,642	330,185	973,928	964,169
Provision for loan and lease losses	10,600	24,145	41,365	65,695

Net interest income after provision for loan and lease losses	320,042	306,040	932,563	898,474

Noninterest income
Service charges on deposit accounts	38,948	39,512	120,302	115,102
Trust and investment services income	9,654	9,461	30,010	28,826
Other service charges and fees	37,757	37,180	111,802	107,547
Net gains on securities available for sale	—	555	1,058	3,913
Vehicle and equipment operating lease income	6,112	—	11,181	—
Other	12,350	14,095	41,015	43,403

Total noninterest income	104,821	100,803	315,368	298,791

Noninterest expense
Salaries and wages	87,575	87,364	254,462	256,265
Employee benefits	33,614	32,996	104,460	107,770
Occupancy	22,602	22,239	66,007	67,153
Outside services	20,868	20,718	62,487	62,858
Intangible amortization	5,763	5,763	17,290	17,290
Equipment	11,911	11,563	35,366	35,156
Depreciation-vehicle and equipment operating leases	5,260	—	10,164	—
Restructuring and integration costs	5,761	—	8,515	—
Other	41,142	42,320	125,938	126,920

Total noninterest expense	234,496	222,963	684,689	673,412

Income before income taxes and cumulative effect of accounting change	190,367	183,880	563,242	523,853
Provision for income taxes	73,141	69,268	218,207	199,498

Income before cumulative effect of accounting change	117,226	114,612	345,035	324,355

Cumulative effect of accounting change, net of tax	—	2,370	—	2,370

Net income	$117,226	$112,242	$345,035	$321,985

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$1,432,288	$1,538,004	$1,377,766
Interest-bearing deposits in other banks	398,887	189,687	376,786
Federal funds sold and securities purchased under agreements to resell	399,000	444,100	340,920
Trading assets	3,535	19,109	58,612
Securities available for sale	6,167,823	5,772,679	5,276,884
Loans held for sale	54,717	51,007	79,300
Loans and leases:
Loans and leases	27,832,082	25,722,079	25,264,537
Less allowance for loan and lease losses	386,091	391,699	390,194

Net loans and leases	27,445,991	25,330,380	24,874,343

Vehicle and equipment operating leases, net	140,672	—	—
Premises and equipment, net	531,565	530,153	537,171
Customers’ acceptance liability	12,458	30,078	38,790
Core deposit intangible, net	170,067	187,357	193,120
Goodwill	3,229,771	3,226,871	3,226,851
Other real estate owned and repossessed personal property	17,235	17,387	19,237
Other assets	1,401,401	1,015,403	1,025,722

Total assets	$41,405,410	$38,352,215	$37,425,502

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing	$20,205,130	$18,347,730	$18,079,307
Noninterest-bearing	8,194,910	8,055,387	7,841,295

Total deposits	28,400,040	26,403,117	25,920,602

Federal funds purchased and securities sold under agreements to repurchase	1,132,532	1,174,877	1,072,759
Short-term borrowings	713,090	1,197,809	930,000
Acceptances outstanding	12,458	30,078	38,790
Long-term debt	5,512,198	4,221,025	3,962,279
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	—	—	257,479
Other liabilities	1,052,057	1,062,437	1,086,071

Total liabilities	$36,822,375	$34,089,343	$33,267,980

Stockholder’s equity:
Class A common stock, par value $0.01 per share Authorized – 150,000,000 shares Issued – 85,759,123 shares	$858	$858	$858
Additional paid-in capital	3,420,176	3,419,927	3,419,927
Retained earnings	1,151,233	806,198	691,619
Accumulated other comprehensive income, net	10,768	35,889	45,118

Total stockholder’s equity	4,583,035	4,262,872	4,157,522

Total liabilities and stockholder’s equity	$41,405,410	$38,352,215	$37,425,502

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

	Class A				Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income, net	Total
	(in thousands, except share data)
Balance, December 31, 2003	85,759,123	$858	$3,419,927	$806,198	$35,889	$4,262,872
Comprehensive income:
Net income	—	—	—	345,035	—	345,035
Unrealized net loss on securities available for sale arising during the period	—	—	—	—	(12,300)	(12,300)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(624)	(624)
Unrealized net loss on cash flow derivative hedges arising during the period	—	—	—	—	(3,101)	(3,101)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(9,096)	(9,096)
Other	—	—	249	—	—	249

Comprehensive income	—	—	249	345,035	(25,121)	320,163

Balance, September 30, 2004	85,759,123	$858	$3,420,176	$1,151,233	$10,768	$4,583,035

Balance, December 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482
Comprehensive income:
Net income	—	—	—	321,985	—	321,985
Unrealized net loss on securities available for sale arising during the period	—	—	—	—	(30,668)	(30,668)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(2,329)	(2,329)
Unrealized net gain on cash flow derivative hedges arising during the period	—	—	—	—	11,452	11,452
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(10,400)	(10,400)

Comprehensive income	—	—	—	321,985	(31,945)	290,040

Balance, September 30, 2003	85,759,123	$858	$3,419,927	$691,619	$45,118	$4,157,522

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$345,035	$321,985
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2,370
Depreciation and amortization	54,653	47,797
Provision for loan and lease losses	41,365	65,695
Net decrease in deferred income taxes	(35,679)	(35,475)
Net decrease (increase) in trading assets	15,574	(15,182)
Net decrease (increase) in loans held for sale	(3,710)	5,974
Net gains on sale of securities available for sale	(1,058)	(3,913)
Net gains on sale of loans	(2,061)	(8,156)
Net decrease in interest receivable	7,391	23,896
Net increase in interest payable	49,442	35,804
Net increase in prepaid expense	(10,607)	(4,979)
Other	(179,391)	(47,822)

Net cash provided by operating activities	280,954	387,994

Cash flows from investing activities:
Proceeds from maturity of securities available for sale	1,443,337	1,656,995
Proceeds from the sale of securities available for sale	282,394	416,667
Purchase of securities available for sale	(2,147,072)	(3,596,807)
Proceeds from sales of loans	247,450	681,877
Purchases of loans	(1,101,665)	(1,086,957)
Net increase in loans and leases resulting from originations and collections	(1,307,348)	(773,059)
Net increase in origination of vehicle and equipment operating leases	(140,672)	—
Purchase of premises and equipment	(40,939)	(25,895)
Other	(219,917)	10,190

Net cash used in investing activities	(2,984,432)	(2,716,989)

Cash flows from financing activities:
Net increase in deposits	1,996,923	1,363,123
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(42,345)	281,283
Net increase (decrease) in short-term borrowings	(484,719)	196,726
Proceeds from issuance of long-term debt	2,229,391	565,000
Repayments of long-term debt	(937,388)	(175,080)

Net cash provided by financing activities	2,761,862	2,231,052

Net increase (decrease) in cash and cash equivalents	58,384	(97,943)
Cash and cash equivalents at beginning of period	2,171,791	2,193,415

Cash and cash equivalents at end of period	$2,230,175	$2,095,472

Supplemental disclosures:
Interest paid	$255,418	$257,380

Income taxes paid	$340,735	$156,928

Supplemental schedule of noncash investing and financing activities:
Loans transferred to other real estate owned and repossessed personal property	$6,648	$8,263

Loans made to facilitate the sale of other real estate owned	$620	$1,795

The accompanying notes are an integral part of these consolidated financial statements.

BancWest Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Summary of Significant Accounting Policies

Descriptions of Operations

     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West (BOW) and First Hawaiian Bank (FHB), we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust, investment and insurance products. As of September 30, 2004, BancWest Corporation’s subsidiaries operated 357 branches in the states of California, Hawaii, Oregon, Washington, Idaho, New Mexico and Nevada and in Guam and Saipan. In this report BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.” BancWest Corporation is a wholly-owned subsidiary of Paris-based BNP Paribas (BNPP).

Basis of Presentation

     We have prepared the accompanying financial data for the three and nine months ended September 30, 2004 and 2003 in accordance with accounting principles generally accepted in the United States.

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

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of September 30, 2004, December 31, 2003 and September 30, 2003, consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

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

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, (FAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements under this Statement were effective for financial statements issued after December 15, 2002.

     As allowed under the provisions of FAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company has chosen to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price at the date of grant exceeds the stock option exercise price.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Certain members of BancWest’s senior management team received stock option awards from BNPP on March 24, 2004 and March 21, 2003. The options do not vest until after the fourth year, at which time they are exercisable from the fourth anniversary through the tenth anniversary date. Stock option awards of the 2003 plan have been reflected in compensation expense. No compensation expense was recognized for the 2004 plan, as the grant price was greater than the market price.

     The following table is a summary of our stock option activity.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual life
	Number(1)	price	(in years)
Options outstanding as of December 31, 2002	—	$—

2003:

Granted	275,000	39.07

Options outstanding as of September 30, 2003	275,000	$39.07	9.47

Options outstanding as of December 31, 2003	275,000	$39.07	9.22

2004:

Granted	80,000	60.45

Options outstanding as of September 30, 2004	355,000	$43.89	8.69

(1)	There were no canceled or forfeited options for the 2003 or 2004 grants.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income (as reported)	$117,226	$112,242	$345,035	$321,985
Add: Stock-based compensation expense recognized during period, net of tax effects	24	24	72	51
Less: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(249)	(217)	(716)	(462)

Pro Forma Net Income	$117,001	$112,049	$344,391	$321,574

     The fair value of each stock option was estimated on the date of grant using a trinomial tree pricing model. The fair value of the 2004 and 2003 grants was $10.57 and $21.26, respectively. The following table presents the weighted-average assumptions used.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividend Yield	3.02%	3.18%	3.02%	3.18%
Expected Volatility	17.18	48.16	17.18	48.16
Risk free interest rate	3.80	4.30	3.80	4.30
Expected Life (in years)	10	10	10	10

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three and nine months ended September 30, 2004 and 2003.

Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments. At September 30, 2004, the Company carried an interest rate swap of $2.7 million with a fair market value loss of $0.6 million that was a hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At September 30, 2003, the Company carried $2.7 million of such swaps with a fair market value loss of $0.7 million. In addition, at September 30, 2004, the Company carried interest rate swaps totaling $77.7 million with market value losses of $5.2 million, that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates from 3.56% to 7.99%. At September 30, 2003, the Company carried $107.3 million of such swaps with market value losses of $8.2 million.

     On November 20, 2002, the Parent executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by BancWest Capital I. Following the adoption of FIN 46, BancWest Capital I was deconsolidated, resulting in recognition of $150 million of subordinated debt instead of the BWE Capital Securities. The terms of the subordinated debt mirror those of the BWE Capital Securities. Concurrent with the deconsolidation of BancWest Capital I, the Bank redesignated the interest rate swap to hedge the subordinated debt. The derivative instrument is highly effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value loss of the swap was $0.5 million at September 30, 2004 while the fair market value gain was $0.5 million at September 30, 2003.

     At September 30, 2004, the Company carried interest rate swaps and swaptions totaling $8.6 million with a market value gain of $0.5 million that were categorized as hedges for repurchase agreements. The Company pays 3-month LIBOR and receives fixed rates ranging from 8.29% to 8.37%. At September 30, 2003, the Company carried $8.6 million of such swaps and swaptions with a market value gain of $0.8 million.

Cash Flow Hedges

     At September 30, 2004, the Company carried interest rate swaps of $600 million with a fair market value gain of $29.9 million which hedge LIBOR-based commercial loans. The hedges had a fair market value gain of $55.3 million at September 30, 2003. The interest rate swaps were entered into during 2001 and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $17.5 million for the nine months ended September 30, 2004 and by $17.8 million for the nine months ended September 30, 2003. The Company estimates net settlement gains, recorded as commercial loan interest income, of $16.7 million over the next twelve months resulting from these hedges.

     At September 30, 2004, the Company carried interest rate swaps totaling $100 million with fair market value losses of $0.7 million and market value gains of $2.5 million, in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pretax income from these swaps for the nine months ended September 30, 2004 was a loss of $2.2 million compared with a $0.4 million loss at September 30, 2003. At September 30, 2003, the Company carried $75 million of such swaps with market value losses of $0.5 million and market value gains of $2.7 million. The Company estimates a net increase to interest expense of $2.5 million over the next twelve months resulting from these hedges.

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

     The following table summarizes derivatives held by the Company as of September 30, 2004, December 31, 2003 and September 30, 2003:

	September 30, 2004			December 31, 2003
Contractual Amounts Which		Credit			Credit
Represent	Notional	Risk	Net Fair	Notional	Risk	Net Fair
Credit Risk:	Amount	Amount	Value	Amount	Amount	Value
	(in thousands)
Held for hedge purposes:
Interest rate swaps	$934,819	$32,739	$25,737	$944,110	$54,821	$44,885
Swaptions	4,168	174	174	4,329	178	178
Held for trading or free-standing:
Interest rate swaps	1,394,266	25,178	7,401	1,375,018	22,113	5,224
Purchased interest rate options	141,734	89	89	22,318	187	187
Written interest rate options	147,837	—	(89)	62,946	—	(187)
Forward interest rate options	19,500	—	(17)	217,930	782	732
Commitments to purchase and sell foreign currencies	435,276	6,199	1,404	421,130	8,592	(48)
Purchased foreign exchange options	18,986	237	237	55,791	597	597
Written foreign exchange options	18,986	—	(237)	55,791	—	(597)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	September 30, 2003
Contractual Amounts Which		Credit
Represent	Notional	Risk	Net Fair
Credit Risk:	Amount	Amount	Value
	(in thousands)
Held for hedge purposes:
Interest rate swaps	$939,268	$59,080	$49,721
Swaptions	4,329	183	183
Held for trading or free-standing:
Interest rate swaps	1,416,444	27,314	4,709
Purchased interest rate options	29,884	285	285
Written interest rate options	117,317	1,111	826
Forward interest rate options	43,000	11	11
Commitments to purchase and sell foreign currencies	458,570	9,400	222
Purchased foreign exchange options	43,187	533	533
Written foreign exchange options	43,187	—	(533)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Operating Segments

     Our reportable segments are the operating segments that we use in our internal reporting at BOW and FHB. BOW’s segments operate primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. As discussed below, certain BOW segments conduct business nationwide. Although FHB’s segments operate primarily in Hawaii, it also has operations outside the state, such as leveraged leases, international banking and branches in Guam and Saipan.

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

Bank of the West

     BOW manages its operations through three operating segments: Regional Banking, Commercial Banking and Consumer Finance.

     Regional Banking

     Regional Banking seeks to serve a broad customer base by offering a wide range of retail and commercial banking products. Deposit products offered by this segment include checking accounts, savings deposits, market rate accounts, individual retirement accounts and time deposits. Regional Banking utilizes these deposits as its principal funding source. BOW’s telephone banking service, a network of automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts.

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

     Consumer Finance

     The Consumer Finance Segment targets the origination of auto loans and leases in the western United States, and recreational vehicle and marine loans nationwide. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes BOW’s wholly-owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers through office locations throughout the United States. In February 2004, Essex began retaining certain types of loans in its own portfolio. In previous years, Essex sold substantially all of its loans to investors on a servicing released basis.

First Hawaiian Bank

     FHB manages its operations through the following operating segments: Retail Banking, Consumer Finance, Commercial Banking and Financial Management.

     Retail Banking

     FHB’s Retail Banking Segment operates through 56 banking offices located throughout Hawaii. FHB also operates three branches in Guam and two branches in Saipan.

     The focus of FHB’s retail/community banking strategy is primarily in Hawaii, where it had a 40% market share of the domestic bank deposits of individuals, corporations and partnerships in the state as of June 30, 2004. Thanks to its significant market share in Hawaii, FHB already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

     In pursuing the community banking markets in Hawaii, Guam and Saipan, FHB seeks to serve a broad customer base by furnishing a range of retail and commercial banking products. Through its branch network, FHB generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. To complement its branch network and serve these customers, FHB operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system. Through commercial banking operations conducted from its branch network, FHB offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. FHB also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage. The First Investment Center department of FHB makes available annuities, mutual funds and other securities through BancWest Investment Services, Inc., a registered broker-dealer, member NASD/SIPC, that is a subsidiary of BancWest Corporation.

     The private banking department within FHB’s Retail Banking Segment provides a wide range of private banking services and products to high-net-worth individuals.

     Consumer Finance

     Consumer Lending offers many types of loans to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. FHB also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers. FHB’s Dealer Center is the largest commercial bank automobile lender in the State of Hawaii. FHB is the largest issuer of MasterCard® and VISA® credit cards in Hawaii.

     Consumer Finance also makes residential real estate loans, including home-equity loans, to enable borrowers to purchase, refinance, improve or construct residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii. FHB also originates residential real estate loans for sale on the secondary market.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Commercial Banking

     Commercial Lending is a major lender to small and medium-sized businesses in Hawaii and Guam. Lending services include receivable and inventory financing, term loans for equipment acquisition and facilities expansion and trade financing letters of credit. To support the cash management needs of both commercial banking customers and large private and public deposit relationships maintained with the Company, FHB operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

     Real Estate Lending-Commercial provides interim construction, residential development and permanent financing for commercial real estate projects, including retail facilities, warehouses and office buildings. FHB also does lease-to-fee conversion financing for condominium associations and cooperatives.

     International Banking Services provides international banking products and services through FHB’s branch system, its Japan Business Development Department in Honolulu, a Grand Cayman branch, three Guam branches, two branches in Saipan and a representative office in Tokyo, Japan. FHB maintains a network of correspondent banking relationships throughout the world. FHB’s trade-related international banking activities are concentrated in the Asia-Pacific area.

     Leasing provides leasing services for businesses from heavy equipment to office computer and communication systems.

     Financial Management

     The Financial Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At September 30, 2004, the Trust and Investments Division had approximately 3,961 accounts with a market value of $8.6 billion. Of this total, $6.0 billion represented assets in non-managed accounts and $2.6 billion were managed assets.

     Insurance services are provided through First Hawaiian Insurance, Inc., a wholly-owned subsidiary of FHB. First Hawaiian Insurance provides insurance brokerage services for personal, business and estate insurance needs. It offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

shares Acquisition

     The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)
Three Months Ended September 30, 2004:
Net interest income	$124.3	$81.7	$52.5	$22.2	$63.6	$22.0	$6.2	$(0.1)	$(6.1)
Noninterest income	42.6	13.2	7.5	5.3	14.6	7.7	1.5	7.9	3.5
Noninterest expense	111.1	29.4	21.6	11.5	43.6	11.8	2.2	6.2	(5.8)
Provision for loan and lease losses	0.8	3.0	2.7	—	1.2	2.7	0.1	—	0.1
Tax provision (benefit)	21.4	24.2	11.7	8.6	13.1	5.9	1.8	0.6	1.3

Net income (loss)	$33.6	$38.3	$24.0	$7.4	$20.3	$9.3	$3.6	$1.0	$1.8

Assets at September 30	$8,301	$9,442	$8,737	$5,266	$3,893	$1,508	$1,136	$20	$3,592
Goodwill at September 30	1,214	708	308	—	650	216	118	11	—
Average assets	8,117	9,187	8,683	5,106	3,847	1,534	1,138	25	3,477
Average loans and leases	6,099	7,867	8,215	—	2,847	1,347	939	8	111
Average deposits	14,886	3,709	10	2,253	7,206	9	34	24	215
Three Months Ended September 30, 2003:
Net interest income	$127.7	$78.9	$53.0	$19.7	$58.4	$21.3	$8.7	$(0.1)	$(2.3)
Noninterest income	42.7	12.3	2.9	5.8	14.9	6.6	3.9	8.0	3.7
Noninterest expense	106.3	28.3	14.8	7.7	43.0	11.7	4.7	6.0	(2.2)
Provision for loan and lease losses	4.3	2.1	13.7	—	1.3	2.4	4.3	—	(4.0)
Tax provision (benefit)	23.3	23.0	10.7	7.2	11.6	5.0	0.7	0.8	2.4

Income before cumulative effect of accounting change	36.5	37.8	16.7	10.6	17.4	8.8	2.9	1.1	5.2
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	—	—	(2.4)

Net income (loss)	$36.5	$37.8	$16.7	$10.6	$17.4	$8.8	$2.9	$1.1	$2.8

Assets at September 30	$7,687	$8,604	$7,904	$4,197	$3,365	$1,355	$1,116	$19	$3,839
Goodwill at September 30	1,214	707	307	—	650	216	118	10	—
Average assets	7,720	8,414	7,777	4,012	3,472	1,380	1,163	18	3,523
Average loans and leases	5,692	7,084	7,452	—	2,472	1,186	1,024	3	275
Average deposits	13,834	3,336	12	1,409	6,621	11	27	56	173

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other	Reconciling	Consolidated
(in millions)	BancWest(3)	Items(4)	Totals
Three Months Ended September 30, 2004:
Net interest income	$(35.7)	$—	$330.6
Noninterest income	1.0	—	104.8
Noninterest expense	2.9	—	234.5
Provision for loan and lease losses	—	—	10.6
Tax provision (benefit)	(15.5)	—	73.1

Net income (loss)	$(22.1)	$—	$117.2

Assets at September 30	$7,329	$(7,819)	$41,405
Goodwill at September 30	5	—	3,230
Average assets	7,238	(7,771)	40,581
Average loans and leases	35	(35)	27,433
Average deposits	—	(75)	28,271
Three Months Ended September 30, 2003:
Net interest income	$(35.1)	$—	$330.2
Noninterest income	—	—	100.8
Noninterest expense	2.7	—	223.0
Provision for loan and lease losses	—	—	24.1
Tax provision (benefit)	(15.4)	—	69.3

Income before cumulative effect of accounting change	(22.4)	—	114.6
Cumulative effect of accounting change, net of tax	—	—	(2.4)

Net income (loss)	$(22.4)	$—	$112.2

Assets at September 30	$6,871	$(7,531)	$37,426
Goodwill at September 30	5	—	3,227
Average assets	6,799	(7,480)	36,798
Average loans and leases	55	(44)	25,199
Average deposits	—	(57)	25,422

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial
(in millions)	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)
Nine months ended September 30, 2004:
Net interest income	$369.5	$238.6	$156.7	$65.0	$178.8	$65.2	$22.5	$(0.3)	$(16.2)
Noninterest income	130.3	39.8	16.7	16.7	43.8	22.1	11.8	22.9	11.0
Noninterest expense	326.6	88.3	59.1	28.4	130.2	34.9	9.6	19.0	(16.9)
Provision for loan and lease losses	3.0	3.4	24.5	—	3.6	6.9	0.3	—	(0.4)
Tax provision (benefit)	66.8	73.1	33.0	23.3	35.2	18.0	8.1	1.4	4.9

Net income (loss)	$103.4	$113.6	$56.8	$30.0	$53.6	$27.5	$16.3	$2.2	$7.2

Average assets	$7,968	$8,926	$8,409	$4,842	$3,707	$1,520	$1,128	$25	$3,426
Average loans and leases	5,947	7,601	8,000	—	2,708	1,333	957	9	150
Average deposits	14,642	3,520	9	1,902	7,019	8	25	27	201
Nine months ended September 30, 2003:
Net interest income	$370.4	$235.4	$153.4	$54.4	$172.5	$60.0	$25.5	$(0.1)	$(3.6)
Noninterest income	123.0	36.8	9.1	17.3	43.0	26.6	10.5	22.8	9.9
Noninterest expense	319.6	88.6	45.3	23.2	126.2	34.5	9.3	19.2	(2.4)
Provision for loan and lease losses	12.2	(1.7)	43.3	—	4.8	7.0	4.3	—	(4.2)
Tax provision (benefit)	63.1	71.7	28.9	19.2	32.6	16.8	6.6	1.4	5.5

Income before cumulative effect of accounting change	98.5	113.6	45.0	29.3	51.9	28.3	15.8	2.1	7.4
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	—	—	(2.4)

Net income (loss)	$98.5	$113.6	$45.0	$29.3	$51.9	$28.3	$15.8	$2.1	$5.0

Average assets	$7,461	$8,313	$7,432	$3,568	$3,343	$1,416	$1,167	$15	$3,364
Average loans and leases	5,443	6,984	7,101	—	2,448	1,220	1,026	2	309
Average deposits	13,719	3,111	13	1,114	6,493	10	22	52	159

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other	Reconciling	Consolidated
(in millions)	BancWest(3)	Items(4)	Totals
Nine months ended September 30, 2004:
Net interest income	$(105.9)	$—	$973.9
Noninterest income	0.3	—	315.4
Noninterest expense	5.5	—	684.7
Provision for loan and lease losses	0.1	—	41.4
Tax provision (benefit)	(45.6)	—	218.2

Net income (loss)	$(65.6)	$—	$345.0

Average assets	$7,142	$(7,668)	$39,425
Average loans and leases	41	(36)	26,710
Average deposits	—	(76)	27,277
Nine months ended September 30, 2003:
Net interest income	$(103.7)	$—	$964.2
Noninterest income	(0.2)	—	298.8
Noninterest expense	9.9	—	673.4
Provision for loan and lease losses	—	—	65.7
Tax provision (benefit)	(46.3)	—	199.5

Income before cumulative effect of accounting change	(67.5)	—	324.4
Cumulative effect of accounting change, net of tax	—	—	(2.4)

Net income (loss)	$(67.5)	$—	$322.0

Average assets	$6,683	$(7,321)	$35,441
Average loans and leases	58	(43)	24,548
Average deposits	—	(61)	24,632

(1)	The net interest income and noninterest income items in the Other column are related to Treasury activities and unallocated other income for all periods presented.

The noninterest expense items in the Other column are derived from Treasury activities of $4.7 million and $13.2 million and unallocated administrative items of $6.8 million and $15.2 million for the three and nine months ended September 30, 2004, respectively. The noninterest expense items in the Other column resulted from Treasury activities of $3.7 million and $11.6 million and unallocated administrative items of $4.0 million and $11.6 million for the three and nine months ended September 30, 2003, respectively.

The material average asset items in the Other column are related to unallocated Treasury securities for the periods presented.

The material average deposit items in the Other column are related to unallocated Treasury balances for the periods presented.

(2)	The net interest income and noninterest income items in the Other column are related to Treasury activities of $7.8 million and $24.2 million and unallocated other income and unallocated transfer pricing charges of $(10.4) million and $(29.4) million for the three and nine months ended September 30, 2004, respectively. The net interest income and noninterest income items in the Other column are related to Treasury activities of $6.6 million and $20.4 million and unallocated other income and unallocated transfer pricing charges of $(5.2) million and $(14.1) million for the three and nine months ended September 30, 2003, respectively.

The noninterest expense items in the Other column are from Treasury activities of $0.8 million and $1.8 million and unallocated administrative items of $(6.6) million and $(18.7) million for the three and nine months ended September 30, 2004, respectively. The noninterest expense items in the Other column are from Treasury activities of $0.3 million and $2.7 million and unallocated administrative items of $(2.5) million and $(5.1) million for the three and nine months ended September 30, 2003, respectively.

The items in the Other column related to average assets are unallocated Treasury securities for the periods presented. The items in the Other column related to average deposits are unallocated balances for the periods presented.

(3)	The Other BancWest category consists primarily of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc. and BancWest Investment Services (BWIS).

(4)	The reconciling items in the above table are principally intercompany eliminations.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Operating Lease Assets

     Prior to February 2004 and subsequent to August 2004, leases of vehicles to customers were treated as finance leases, as they qualified for such treatment under Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. Between February and August 2004, our automobile leases were treated as operating leases, as we did not obtain residual insurance on an individual lease basis.

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

     The following table shows future minimum lease receivables under leases with terms in excess of one year as of September 30, 2004:

Rental Income
(in thousands)
2004	$7,268
2005	29,759
2006	29,769
2007	25,701
2008	27,199
2009 and thereafter	54,098

Total minimum payments	$173,794

5. Goodwill and Intangible Assets

     We perform the impairment testing of goodwill required under SFAS No. 142 annually in the fourth quarter. The impairment analysis is performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West
	Regional	Commercial	Consumer
(in millions)	Banking	Banking	Finance
Balance as of January 1, 2004:	$1,214	$706	$308
Purchase accounting adjustment:
Trinity Capital	—	2	—
CIC/HCM Asset Management, Inc.	—	—	—

Balance as of September 30, 2004:	$1,214	$708	$308

[Additional columns below]

[Continued from above table, first column(s) repeated]

	First Hawaiian Bank
	Retail	Consumer	Commercial	Financial		Consolidated
(in millions)	Banking	Finance	Banking	Management	BancWest	Totals
Balance as of January 1, 2004:	$650	$216	$118	$10	$5	$3,227
Purchase accounting adjustment:
Trinity Capital	—	—	—	—	—	2
CIC/HCM Asset Management, Inc.	—	—	—	1	—	1

Balance as of September 30, 2004:	$650	$216	$118	$11	$5	$3.230

     Amortization of finite-lived intangible assets was $5.8 million for each of the three-month periods ended September 30, 2004 and 2003 and $17.3 million for each of the nine-month periods ending September 30, 2004 and 2003. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles arising from previous mergers, is approximately $23 million (pretax) for each of the years from 2004 to 2008.

     Our finite-lived intangible assets substantially consist of core deposit intangible assets. The gross carrying amount, accumulated amortization and net book value of these intangible assets are detailed below.

	September 30, 2004	December 31, 2003	September 30, 2003
	(in thousands)
Gross carrying amount	$230,538	$230,538	$230,538
Accumulated amortization	60,471	43,181	37,418

Net book value	$170,067	$187,357	$193,120

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Financial Interpretation No. 46 (FIN46): Consolidation of Variable Interest Entities (VIE)

     On June 23, 1997 and October 20, 2000, the Company formed two trusts, First Hawaiian Capital I (FH Trust) and BancWest Capital I (BWE Trust) (the Trusts), respectively. The Trusts issued preferred and common capital securities. The purpose of these entities is to allow for the issuance of preferred capital securities that qualify for inclusion in Tier 1 regulatory capital. Historically, these trusts have been consolidated and the related trust preferred securities have been treated as Tier 1 capital under Federal Reserve rules and regulations. The Company deconsolidated the Trusts as a result of the adoption of FIN 46 in the preparation of its financial statements in October 2003. This deconsolidation had no material impact on the total assets or liabilities of the Corporation. The Federal Reserve Board issued temporary guidance which indicated that the preferred capital securities can still be included as part of Tier 1 Capital. The Federal Reserve Board is reviewing the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

     BWE Trust is a Delaware business trust, which was formed in 2000 and exchanged $150 million of its BWE Capital Securities as well as all outstanding common securities of BWE Trust, for 9.5% junior subordinated deferrable interest debentures of the Corporation. The Corporation sold the $150 million of BWE Capital Securities to the public. At September 30, 2004, BWE Trust’s total assets were $155.9 million, comprised predominately of the Corporation’s junior subordinated debentures. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. They are solely, fully and unconditionally guaranteed by the Parent, representing the Company’s maximum liability for the securities. All of the common securities of BWE Trust are owned by the Parent.

     FH Trust is a Delaware business trust which was formed in 1997, issued $100 million of its Capital Securities (the “FH Capital Securities”) and used the proceeds to purchase junior subordinated deferrable interest debentures of the Corporation. The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027. However, they are subject to redemption on or after July 1, 2007, in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture. At September 30, 2004, FH Trust’s total assets were $105.2 million, comprised predominately of the Corporation’s junior subordinated debentures. The debentures and the associated interest expense make up the Company’s maximum exposure to losses for this trust. They are solely, fully and unconditionally guaranteed by the Parent, representing the Company’s maximum liability for the securities. All of the common securities of FH Trust are owned by the Parent.

     The Company has identified investments that meet the definition of a VIE under FIN 46 but do not meet the requirements for consolidation. The Company owns several limited partnership interests in low-income housing developments in conjunction with the Community Reinvestment Act. Limited partners do not participate in the control of the partnerships’ businesses. The general partner exercises the day-to-day control and management of the projects. The general partners have exclusive control over the partnerships’ businesses and have all of the rights, powers, and authority generally conferred by law or necessary, advisable or consistent with accomplishing the partnerships’ businesses. FIN 46 indicates that if an entity (e.g., limited partner) cannot sell, transfer, or encumber its interests in the VIE without the prior approval of an enterprise (e.g., general partner), the limited partner is deemed to be a de facto agent for the general partner. The Company is considered to be a de facto agent for the general partner where the Company has a limited partnership interest over 50%. The Company is not the primary beneficiary for these partnerships or for those where its interest is less than 50%. The business purpose of these entities is to provide affordable housing within the Company’s service area in return for tax credits and tax loss deductions. Our subscription amount for these investments as of September 30, 2004 is approximately $105.2 million with approximately $33.1 million as the residual contribution outstanding. We are not obligated to fund deficiencies of the limited partnerships and our maximum exposure to losses is limited to our subscription amount. Bargain purchase options are available for the general partners to purchase the Company’s portion of interests in the limited partnerships. These commitments were entered into from 1991 through 2004.

7. Pension and Other Postretirement Benefit Plans

     The Company sponsors two noncontributory defined benefit pension plans, a cash balance plan and an unfunded excess benefit pension plan.

     Prior to June 30, 2004, the Company sponsored three postretirement benefit plans. Subsequently, two of the plans were amended for eligible employees who retire after such date. The amendment places a cap on the funding plans and combined the two plans into one single plan. The amendment does not change the benefit options available to the retirees.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The following table sets forth the components of the net periodic benefit cost (credit) for the three months ending September 30, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in thousands)
Service cost	$2,260	$1,500	$381	$596
Interest cost	6,569	3,923	655	722
Expected return on plan assets	(8,159)	(4,603)	—	—
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost	—	—	(218)	—
Recognized net actuarial (gain) loss	1,515	1,698	124	(3)
Curtailment loss (gain) recognized	—	(150)	—	—

Total benefit cost (credit)	$2,185	$2,368	$942	$1,315

     The following table sets forth the components of the net periodic benefit cost (credit) for the nine months ending September 30, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in thousands)
Service cost	$6,780	$8,482	$1,314	$1,787
Interest cost	19,706	22,230	1,964	2,164
Expected return on plan assets	(24,477)	(26,498)	—	—
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost	—	—	(436)	—
Recognized net actuarial (gain) loss	4,545	9,721	365	(9)
Curtailment loss (gain) recognized	—	(150)	—	—

Total benefit cost (credit)	$6,554	$13,785	$3,207	$3,942

     The following table sets forth the components of the net periodic benefit cost (credit) for our funded plans:

	Funded Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$1,761	$1,300	$5,282	$7,483
Interest cost	5,530	3,465	16,591	19,946
Expected return on plan assets	(8,159)	(4,603)	(24,477)	(26,498)
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	1,274	1,630	3,823	9,385

Net periodic benefit cost (credit)	$406	$1,792	$1,219	$10,316

Contributions

     The Company expects to contribute $44.0 million to its defined benefit pension plans and $3.0 million to its other postretirement benefit plans in 2004. Of these amounts, the Company has contributed to its defined benefit pension and other postretirement benefit plans $1.3 million and $2.3 million, respectively, as of September 30, 2004.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Subsequent Event

     On November 1, 2004, the Company acquired 100 percent of the outstanding stock of Community First Bankshares, Inc. (Community First), a holding company that operates Community First National Bank (CFB). The purchase price of approximately $1.2 billion was paid in cash. On the same day, we also acquired USDB Bancorp (USDB), a holding company headquartered in Stockton, California, that operates Union Safe Deposit Bank. The purchase price of approximately $245 million was paid in cash. Both acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations.” Accordingly, the purchase price for each acquisition was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

     These acquisitions add 19 branches in the California Central Valley and 156 branches in the states of Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

     On October 29, 2004, in connection with the acquisitions of Community First and USDB, the Company obtained from BNPP short-term debt financing of $590 million with an interest rate of 1.96% and a maturity date of November 29, 2004. In addition, BNPP and one of its subsidiaries contributed capital of $855 million to the Company.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $41.4 billion. It is a wholly-owned subsidiary of Paris-based BNP Paribas. The Company is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. As of September 30, 2004, its principal subsidiaries were Bank of the West (BOW) (296 branches in California, Oregon, New Mexico, Nevada, Washington and Idaho) and First Hawaiian Bank (FHB) (61 branches in Hawaii, Guam and Saipan). In this report, BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”

Acquisitions

     Community First Bankshares Acquisition

     On November 1, 2004, the Company acquired 100 percent of the outstanding stock of Community First Bankshares, Inc., (Community First) a holding company that operates Community First National Bank (CFB). The purchase price of approximately $1.2 billion was paid in cash and was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (FAS 141). Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values. We expect to record between $900 million and $950 million of goodwill related to the Community First acquisition.

     The final allocation of the purchase price will be established after completing the analysis to determine the fair values of Community First’s tangible assets and liabilities and identifiable intangible assets, as well as final decisions regarding integration activities. The acquisition of Community First added 10 states to the Company’s footprint, and added to our market share in California and New Mexico. CFB operated 156 branches in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Community First’s retail operations in growing states complement BOW’s existing network in California, Nevada, New Mexico and the Pacific Northwest. At September 30, 2004, Community First had total assets of $5.5 billion, total deposits of $4.4 billion and loans of $3.5 billion. Beginning November 1, 2004, the results of operations of Community First will be included in our Consolidated Financial Statements. Branches of CFB are expected to be fully integrated into BOW’s branch network in the fourth quarter of 2004, at which time CFB will be merged with and into BOW.

     Management is currently in the process of assessing and formulating restructuring plans and expects to adopt formal restructuring plans in the fourth quarter of 2004. These restructuring plans will target areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services including data processing and marketing and to focus the Company’s resources on activities that will promote growth in the business in the near future. We will be consolidating excess facilities and evaluating areas where we will be able to take advantage of existing facilities. The Company has estimated net cost savings of approximately $50 million per year beginning in 2006 from restructuring efforts. In 2005, the Company expects to realize net cost savings of more than $35 million. Exit costs related to Community First activities and approximately 240 employees are expected to be approximately $25 million and accrued as a liability in conjunction with recording the initial purchase of Community First. The Company is also expecting to incur conversion and restructuring expenses totaling approximately $12 million. For the nine months ended September 30, 2004, the Company incurred $7.8 million of restructuring expenses related to the Community First acquisition. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2006.

     USDB Bancorp Acquisition

     On November 1, 2004, the Company also acquired USDB Bancorp (USDB), parent company of Union Safe Deposit Bank. USDB is a holding company headquartered in Stockton, California, and operates 19 Union Safe Deposit Bank branches in San Joaquin and Stanislaus Counties in the Central Valley of California. The purchase price of approximately $245 million was paid in cash and was accounted for as a purchase in accordance with FAS 141. Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values. We expect to record between $165 million and $180 million of goodwill, and approximately $15 million of identifiable intangibles related to the USDB acquisition.

     As of September 30, 2004, USDB had total assets of $1.2 billion, total deposits of $888 million and total loans of $685 million. Exit costs related to USDB activities and approximately 175 employees are expected to be approximately $7 million and accrued as a liability in conjunction with recording the initial purchase of USDB. The Company is also expecting to incur conversion and restructuring expenses totaling approximately $2 million. For the nine months ended September 30, 2004, the Company incurred $0.7 million in restructuring expenses. In addition, the Company expects to accrue approximately $25 million related to change of control payments. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by first quarter of 2007.

     The conversion and merger of Union Safe Deposit Bank into Bank of the West is projected for the first quarter of 2005. Expanding Bank of the West’s presence in California has been one of the Company’s strategic goals. The acquisition will give us the opportunity to service a broader region of the Central Valley. The Compant has estimated net cost savings of approximately $20 million per year beginning in 2006 from restructuring efforts. In 2005, the Company expects to realize net cost savings of more than $15 million.

     Strategic Initiatives

     The Company has continued to implement a series of initiatives that are designed to improve customer service and expand our physical footprint through branch expansion and mergers and acquisitions. The focus of the Company is to promote long-lasting customer service relationships through upgrading technology and implementing new training vehicles. The Company strives for a “high touch” personalized marketing position, promoting brand recognition through logos and community outreach. The Company is expanding its line of financial services to its customers through internal initiatives as well as mergers and acquisitions. This includes insurance services that it attained through its acquisition of Community First.

     The Bank of the West’s Commercial Banking Group is planning to expand geographically and also increase its product offering for the Commercial Banking Division, Agribusiness Banking Division and the Real Estate Industries Division. The Commercial Banking Group has created two new departments, National Middle Market Leasing and the Commercial Finance Department. The Government Banking Department is in the process of expanding to include a Public Finance program. The geographic expansion plans will include locations in Colorado as a first step, and one or two other states to be determined. Denver will be the initial location for the first office to take advantage of the new footprint as a result of the merger with Community First. The National Middle Market Leasing will originate lease transactions nationwide, targeting middle market companies with sales of $25 million - $500 million. The focus will be on leases of $250 thousand - $10 million.

     First Hawaiian Bank’s Retail Banking Group expanded its line of relationship-building banking packages, launching a new seniors’ program for Guam and Saipan called the Primera Program. Primera, targeted at customers on those islands aged 50 or better, is patterned after the PrimeTime program for Hawaii seniors that offers discounts and premium rates on deposits, loans and other banking and investment products.

     First Hawaiian Bank’s Financial Management Group began offering IMA Plus, a new asset allocation program featuring combinations of mutual funds, including both the Company’s Bishop Street Funds family and outside funds.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

     Income Statement Analysis

     Third quarter 2004 compared with third quarter 2003

     The Company reported net income of $117.2 million, compared with $112.2 million, an increase of 4.4%. Net interest income was $330.6 million, compared with $330.2 million. A significant portion of the increase was due to growth in average earning assets, offset by a lower net interest margin for the quarter. Average loans and leases increased by $2.2 billion; average investment securities increased by $1.0 billion. The Company increased its consumer lending and continued to purchase residential mortgage loans and securities. Commercial lending also increased from the prior year. The net interest margin decreased 41 basis points (1% equals 100 basis points) from 4.24% last year to 3.83% in the current period as a result of the low interest rate environment. Yields on loans have remained below the prior year, however, rates paid on funding sources are higher than that of the prior year. Noninterest income was $104.8 million, an increase of 4.0%, compared with $100.8 million in the third quarter of 2003. The increase was predominately due to the requirement of accounting for certain automobile leases as operating leases rather than direct finance leases between February and August 2004. Noninterest expense was $234.5 million compared with $223.0 million, an increase of 5.2%. The increase was primarily due to restructuring expenses related to the acquisition of Community First and USDB and vehicle depreciation incurred from the change in accounting for auto leases.

     Nine-month period 2004 compared with nine-month period 2003

     The Company reported net income of $345.0 million, compared with $322.0 million, an increase of 7.2%. Net interest income was $973.9 million, up 1.0%, compared with $964.2 million. This increase was significantly due to growth in average earning assets, offset by a lower net interest margin for the period. Average loans and leases increased by $2.2 billion; average investment securities increased by $1.5 billion. The Company increased its consumer lending and continued to purchase residential mortgage loans and securities. Commercial lending has also increased from the prior year. The net interest margin decreased 47 basis points from 4.36% last year to 3.89% in the current period as a result of the low interest rate environment. Noninterest income was $315.4 million, an increase of 5.5% compared with $298.8 million. The increase was primarily due to the requirement of accounting for certain automobile leases as operating leases rather than direct finance leases and increased service charges on deposits and other service charges and fees. The Company’s strategy to increase noninterest income included growth in average deposit balances, repricing efforts in account analysis as well as growth in investment product sales and merchant services. The Company also focused on niche markets where the Company would have a competitive advantage in growing its vehicle and equipment leasing, SBA, church and healthcare lending portfolios. Noninterest expense was $684.7 million compared with $673.4 million. The increase was primarily due to restructuring expenses related to the acquisition of Community First and USDB and vehicle depreciation incurred from the change in accounting for auto leases, partially offset by lower pension and postretirement benefit expenses.

     Balance Sheet Analysis

     The Company had total assets of $41.4 billion at September 30, 2004, an increase of 8.0% from December 31, 2003 and 10.6% from September 30, 2003. Investment securities totaled $6.2 billion, an increase of 6.8% from December 31, 2003 and 16.9% from September 30, 2003. Loans and leases totaled $27.8 billion, up 8.2% from December 31, 2003 and 10.2% from a year ago. Deposits were $28.4 billion, up 7.6% from December 31, 2003 and 9.6% from a year ago.

     The Company’s nonperforming assets were 0.44% of loans, leases and foreclosed properties at September 30, 2004, an improvement from 0.59% at December 31, 2003 and 0.71% at September 30, 2003. The allowance for loan and leases losses totaled $386.1 million, a decrease of 1.4% from December 31, 2003 and 1.1% from September 30, 2003. The allowance for loan and lease losses was 1.39% of total loans and leases at September 30, 2004, compared with 1.52% of total loans and leases at December 31, 2003 and 1.54% at September 30, 2003.

\

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Earnings:
(Dollars in thousands)
Interest income	$441,769		$423,093		$1,278,788		$1,257,353
Interest expense	111,127		92,908		304,860		293,184

Net interest income	330,642		330,185		973,928		964,169
Provision for loan and lease losses	10,600		24,145		41,365		65,695
Noninterest income	104,821		100,803		315,368		298,791
Noninterest expense	234,496		222,963		684,689		673,412

Income before income taxes and cumulative effect of accounting change	190,367		183,880		563,242		523,853
Provision for income taxes	73,141		69,268		218,207		199,498

Income before cumulative effect of accounting change	117,226		114,612		345,035		324,355
Cumulative effect of accounting change, net of tax	—		2,370		—		2,370

Net income	$117,226		$112,242		$345,035		$321,985

Balance Sheet Data Averages:
(Dollars in millions)
Average assets	$40,581		$36,798		$39,425		$35,441
Average securities available for sale at cost	6,110		5,103		5,984		4,514
Average loans and leases (1)	27,433		25,199		26,710		24,548
Average deposits	28,271		25,422		27,277		24,632
Average long-term debt and capital securities	5,069		4,139		4,660		3,778
Average stockholder’s equity	4,512		4,111		4,419		4,024
Balance Sheet Data At Period End:
(Dollars in millions)
Assets	41,405		37,426		41,405		37,426
Securities available for sale	6,168		5,277		6,168		5,277
Loans and leases (1)	27,887		25,344		27,887		25,344
Deposits	28,400		25,921		28,400		25,921
Long-term debt and capital securities	5,512		4,220		5,512		4,220
Stockholder’s equity	4,583		4,158		4,583		4,158
Selected Financial Ratios For the Period Ended:
Return on average total assets (ROA) (2)	1.15%		1.21%		1.17%		1.21%
Return on average stockholder’s equity (ROE) (2)	10.34		10.83		10.43		10.70
Net interest margin (taxable-equivalent basis) (2)	3.83		4.24		3.89		4.36
Net loans and leases charged off to average loans and leases (2)	0.30		0.40		0.24		0.33
Efficiency ratio (3)	53.85		51.73		53.11		53.32
Average equity to average total assets	11.12		11.17		11.21		11.35
At Period End:
Allowance for loan and lease losses to total loans and leases	1.39		1.54		1.39		1.54
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.44		0.71		0.44		0.71
Allowance for loan and lease losses to nonaccruing loans and leases	3.69	x	2.44	x	3.69	x	2.44	x
Regulatory Capital Ratios:
Leverage Ratio (4):
Bank of the West	9.55%		9.36%		9.55%		9.36%
First Hawaiian Bank	10.36		9.68		10.36		9.68
Tier 1 capital (risk-based):
Bank of the West	10.88		10.56		10.88		10.56
First Hawaiian Bank	13.75		12.51		13.75		12.51
Total capital (risk-based):
Bank of the West	12.91		12.81		12.91		12.81
First Hawaiian Bank	16.04		14.88		16.04		14.88

(1) Includes loans held for sale.

(2) Annualized.

(3) The efficiency ratio is noninterest expense as a percentage of net interest income plus noninterest income.

(4) The capital leverage ratios are based on quarterly averages.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Interest Income

Third quarter 2004 compared with third quarter 2003

     Net interest income increased to $330.6 million as compared with $330.2 million.

     The increase in net interest income was principally the result of a $3.5 billion, or 11.3%, increase in average earning assets. The increase in our average earning assets was primarily the result of growth in loans (from originations and purchases) and investment securities. The effect of the increase from average earning assets was offset by a 41 basis point reduction in our net interest margin. The effect of low interest rates has continued to hold down the yield on earning assets while the rates paid on sources of funds has started to increase.

Nine-month period 2004 compared with nine-month period 2003

     Net interest income increased 1.0% to $973.9 million as compared with $964.2 million.

     The increase in net interest income was principally the result of a $3.8 billion, or 12.8%, increase in average earning assets. The increase in our average earning assets was primarily the result of growth in loans (from originations and purchases) and investment securities within BOW and FHB. The effect of the increase from average earning assets was largely offset by a 47 basis point reduction in our net interest margin. The effect of low interest rates has reduced the yield on earning assets as well as rates paid on sources of funds.

Net Interest Margin

Third quarter 2004 compared with third quarter 2003

     The net interest margin decreased by 41 basis points due primarily to the effects of the low interest rate environment. While the low interest rate environment reduced our yield on earning assets (down by 32 basis points to 5.11% from 5.43%) our rates paid on sources of funds increased by 9 basis points to 1.28% from 1.19%. The decrease in the yield on average earning assets was partially offset by an increase of $0.9 billion, or 11.9%, in average noninterest-bearing deposits maintained by retail and commercial customers.

Nine-month period 2004 compared with nine-month period 2003

     The net interest margin decreased by 47 basis points due primarily to the effects of the low interest rate environment. While the low interest rate environment reduced our yield on earning assets by 57 basis points to 5.11% from 5.68%, it also decreased our rate paid on sources of funds by 10 basis points to 1.22% from 1.32%. Also offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits maintained by retail and commercial customers increased by $0.9 billion, or 13.2%.

Average Earning Assets

Third quarter 2004 compared with third quarter 2003

     Growth in BOW’s loan and lease portfolio and higher levels of investment securities in both banks are primarily responsible for the increase in average earning assets. The $2.2 billion, or 8.9%, increase in average total loans and leases was largely due to increases in consumer lending and residential mortgages. Consumer loans continue to grow due to the strength in the consumer market and the low interest rates on consumer loans. As growth in commercial lending was relatively low during the past year, funds were used to purchase residential mortgages as well as investment securities. Consequently, average total investment securities were $6.1 billion, up $1.0 billion, or 19.7%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine-month period 2004 compared with nine-month period 2003

     Growth in BOW’s loan and lease portfolio and higher levels of investment securities in both banks are primarily responsible for the increase in average earning assets. The $2.2 billion, or 8.8%, increase in average total loans and leases was primarily due to increases in consumer lending and residential mortgages. Consumer loans continue to grow due to strength in the consumer market and the low interest rates on consumer loans. As growth in commercial lending was relatively low during the past year, funds were used to purchase residential mortgages as well as investment securities. Consequently, average total investment securities were $6.0 billion, up $1.5 billion, or 32.6%.

Average Loans and Leases

Third quarter 2004 compared with third quarter 2003

     The increase in average loans and leases was primarily due to growth in BOW. Average consumer loans within BOW increased approximately $0.7 billion, or 10.6%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. BOW’s average residential real estate loans increased by $0.8 billion. The modest increase in commercial, financial and agricultural loans in both banks also contributed to the increase.

Nine-month period 2004 compared with nine-month period 2003

     The increase in average loans and leases was primarily due to growth in BOW. Average consumer loans within BOW increased approximately $1.2 billion, or 20.6%, primarily due to growth in consumer loans, while real estate loan purchases increased the average residential mortgage portfolio. BOW’s average residential real estate loans increased by $0.5 billion. The modest increase in commercial, financial and agricultural loans in both banks also contributed to the increase.

Average Interest-Bearing Deposits and Liabilities

Third quarter 2004 compared with third quarter 2003

     The $2.7 billion, or 11.1%, increase in average interest-bearing deposits and liabilities was primarily due to growth in our customer deposit base and an increase in average long-term debt. Average deposits increased due to growth in the regular and money market savings, foreign and time deposits, demand deposit and interest-bearing checking portfolios. Long-term borrowings from the Federal Home Loan Bank increased average long-term debt.

Nine-month period 2004 compared with nine-month period 2003

     The $2.8 billion, or 12.1%, increase in average interest-bearing deposits and liabilities was primarily due to growth in our customer deposit base and an increase in average long-term debt and average short-term borrowings. Average deposits increased due to growth in the regular and money market savings, foreign and time deposit, demand deposit and interest-bearing checking portfolios. Short-and long-term borrowings from the Federal Home Loan Bank also increased average short-term borrowings and average long-term debt.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

     The following table presents consolidated average balances, an analysis of interest income/expense and yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the years indicated on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for September 30, 2004 and 2003) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended September 30,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
		(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$5,309	$10	0.75%	$6,400	$13	0.81%
Foreign	292,917	1,104	1.50	269,455	735	1.08

Total interest-bearing deposits in other banks	298,226	1,114	1.49	275,855	748	1.08
Federal funds sold and securities purchased under agreements to resell	397,466	1,535	1.54	153,472	406	1.05
Trading assets	3,757	62	6.57	59,350	426	2.85
Securities available for sale(2):
Taxable	6,102,353	52,755	3.44	5,087,848	44,656	3.48
Exempt from Federal income taxes	7,492	134	7.12	15,425	240	6.17

Total securities available for sale	6,109,845	52,889	3.44	5,103,273	44,896	3.49
Loans and leases (3)(4):
Domestic	27,062,012	378,046	5.56	24,844,952	369,385	5.90
Foreign	370,713	6,198	6.65	354,263	6,134	6.87

Total loans and leases	27,432,725	384,244	5.57	25,199,215	375,519	5.91
Other interest earning assets	170,493	2,142	5.00	132,389	1,462	4.38

Total earning assets	34,412,512	441,986	5.11	30,923,554	423,457	5.43

Noninterest-bearing assets:
Cash and due from banks	1,408,039			1,374,265
Premises and equipment	524,795			542,177
Core deposit intangible	172,842			195,877
Goodwill	3,229,771			3,226,851
Other assets	833,275			535,161

Total noninterest-bearing assets	6,168,722			5,874,331

Total assets	$40,581,234			$36,797,885

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$313,754	$62	0.08%	$271,111	$44	0.06%
Savings	11,236,547	16,560	0.59	10,399,436	13,637	0.52
Time	7,283,932	30,755	1.68	6,838,840	24,868	1.44
Foreign	1,270,598	3,812	1.19	615,304	1,286	0.83

Total interest-bearing deposits	20,104,831	51,189	1.01	18,124,691	39,835	0.87
Short-term borrowings	1,824,580	6,331	1.38	2,041,899	5,725	1.11
Long-term debt and capital securities	5,069,266	53,607	4.21	4,139,256	47,348	4.54

Total interest-bearing deposits and liabilities	26,998,677	111,127	1.64	24,305,846	92,908	1.51

Interest rate spread			3.47%			3.92%
Noninterest-bearing deposits	8,166,003			7,297,470
Other liabilities	904,437			1,083,641

Total liabilities	36,069,117			32,686,957
Stockholder’s equity	4,512,117			4,110,928

Total liabilities and stockholder’s equity	$40,581,234			$36,797,885

Impact of noninterest-bearing sources			0.36%			0.32%

Net interest income and margin on total earning assets		330,859	3.83%		330,549	4.24%

Tax equivalent adjustment		217			364

Net interest income		$330,642			$330,185

(1)	Annualized.

(2)	Average debt securities available for sale were computed based on amortized costs, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(3)	Interest income for loans and leases included loan fees of $11.1 million and $17.5 million for the three months ended September 30, 2004 and 2003, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
			(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$6,156	$33	0.72%	$5,802	$36	0.83%
Foreign	274,851	2,567	1.25	173,609	1,596	1.23

Total interest-bearing deposits in other banks	281,007	2,600	1.24	179,411	1,632	1.22
Federal funds sold and securities purchased under agreements to resell	284,970	2,714	1.27	212,842	1,947	1.22
Trading assets	8,816	48	0.73	55,877	1,171	2.80
Securities available for sale (2)
Taxable	5,976,179	154,063	3.44	4,498,771	127,783	3.80
Exempt from Federal income taxes	7,473	403	7.20	15,169	753	6.64

Total securities available for sale	5,983,652	154,466	3.45	4,513,940	128,536	3.81
Loans and leases (3)(4):
Domestic	26,352,117	1,096,603	5.56	24,187,740	1,102,095	6.09
Foreign	357,646	17,774	6.64	360,456	18,857	6.99

Total loans and leases	26,709,763	1,114,377	5.57	24,548,196	1,120,952	6.11
Other interest-earning assets	161,660	5,278	4.36	118,919	4,203	4.73

Total earning assets	33,429,868	1,279,483	5.11	29,629,185	1,258,441	5.68

Noninterest-bearing assets:
Cash and due from banks	1,408,098			1,380,336
Premises and equipment	526,790			437,771
Core deposit intangible	178,565			201,581
Goodwill	3,228,986			3,227,132
Other assets	652,329			565,399

Total noninterest-bearing assets	5,994,768			5,812,219

Total assets	$39,424,636			$35,441,404

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$310,187	$200	0.09%	$274,221	$271	0.13%
Savings	11,031,784	48,025	0.58	10,047,001	49,613	0.66
Time	6,907,810	81,378	1.57	6,737,313	86,625	1.72
Foreign	1,127,979	8,611	1.02	594,578	4,197	0.94

Total interest-bearing deposits	19,377,760	138,214	0.95	17,653,113	140,706	1.07
Short-term borrowings	2,046,629	17,310	1.13	1,841,025	16,464	1.20
Long-term debt and capital securities	4,659,747	149,336	4.28	3,777,603	136,014	4.81

Total interest-bearing deposits and liabilities	26,084,136	304,860	1.56	23,271,741	293,184	1.68

Interest rate spread			3.55%			4.00%
Noninterest-bearing deposits	7,899,274			6,978,473
Other liabilities	1,022,688			1,167,547

Total liabilities	35,006,098			31,417,761
Stockholder’s equity	4,418,538			4,023,643

Total liabilities and stockholder’s equity	$39,424,636			$35,441,404

Impact of noninterest-bearing sources			0.34%			0.36%

Net interest income and margin on total earning assets		974,623	3.89%		965,257	4.36%

Tax equivalent adjustment		695			1,088

Net interest income		$973,928			$964,169

(1)	Annualized.

(2)	Average debt securities available for sale were computed based on amortized costs, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $32.6 million and $46.8 million for the nine months ended September 30, 2004 and 2003, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

     The following tables reflect the key components of noninterest income for the three and nine months ended September 30, 2004, as compared with the same period in 2003:

	Three Months Ended September 30,		Change
	2004	2003	$	%
		(Dollars in thousands)
Service charges on deposit accounts	$38,948	$39,512	$(564)	(1.4)%
Trust and investment services income	9,654	9,461	193	2.0
Other service charges and fees	37,757	37,180	577	1.6
Net gains on securities available for sale	—	555	(555)	(100.0)
Vehicle and equipment operating lease income	6,112	—	6,112	—
Other	12,350	14,095	(1,745)	(12.4)

Total noninterest income	$104,821	$100,803	$4,018	4.0%

	Nine Months Ended September 30,		Change
	2004	2003	$	%
		(Dollars in thousands)
Service charges on deposit accounts	$120,302	$115,102	$5,200	4.5%
Trust and investment services income	30,010	28,826	1,184	4.1
Other service charges and fees	111,802	107,547	4,255	4.0
Net gains on securities available for sale	1,058	3,913	(2,855)	(73.0)
Vehicle and equipment operating lease income	11,181	—	11,181	—
Other	41,015	43,403	(2,388)	(5.5)

Total noninterest income	$315,368	$298,791	$16,577	5.5%

Third quarter 2004 compared with third quarter 2003

     The decrease in service charges on deposit accounts was primarily attributed to lower servicing fee income as a result of repricing efforts in account analysis, predominately offset by an increase in average deposit balances of approximately 11.2% and higher fee income from overdraft and nonsufficient fund transactions.

     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated between February and August 2004 as operating leases rather than direct finance leases. See Note 4 to the Consolidated Financial Statements for additional information.

     The decrease in other noninterest income was primarily attributed to lower income from the sale of loans in the Essex subsidiary as Essex continued to retain loans in its portfolio rather than selling them, lower gains on the sale of low-income housing investments, losses on the disposal of certain fixed assets and reduced gains on the sale of residential loans. The decreases were significantly offset by higher gains on the sale of other real estate owned, higher income from insurance investment products and the reclassification of amortization related to low-income housing investments.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine-month period 2004 compared with nine-month period 2003

     The increase in service charges on deposit accounts was largely attributed to an increase in average deposit balances of approximately 10.7% and higher fee income from overdraft and nonsufficient fund transactions.

     The increase in other service charges and fees was predominately due to higher credit card fees resulting from an increase in retail sales volume.

     Net gains on securities available for sale totaled $1.1 million, compared with net gains of $3.9 million. The higher gains in 2003 were due to portfolio restructuring activities.

     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated between February and August 2004 as operating leases rather than direct finance leases.

     The decrease in other noninterest income was significantly attributed to reduced gains on the sale of residential loans, losses on the disposal of certain fixed assets, and lower income from the sale of loans in the Essex subsidiary as Essex continued to retain loans in its portfolio rather than selling them, predominately offset by higher gains on the sale of a leveraged lease.

Noninterest Expense

     The following tables reflect the key components of the changes in noninterest expense for the three and nine months ended September 30, 2004 as compared with the same period in 2003:

	Three Months Ended September 30,		Change
	2004	2003	$	%
		(Dollars in thousands)
Personnel:
Salaries and wages	$87,575	$87,364	$211	0.2%
Employee benefits	33,614	32,996	618	1.9

Total personnel expense	121,189	120,360	829	0.7
Occupancy	22,602	22,239	363	1.6
Outside services	20,868	20,718	150	0.7
Intangible amortization	5,763	5,763	—	—
Equipment	11,911	11,563	348	3.0
Depreciation – vehicle and equipment operating leases	5,260	—	5,260	—
Stationery and supplies	6,032	5,962	70	1.2
Advertising and promotion	6,535	5,399	1,136	21.0
Restructuring and integration costs	5,761	—	5,761	—
Other	28,575	30,959	(2,384)	(7.7)

Total noninterest expense	$234,496	$222,963	$11,533	5.2%

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Change
	2004	2003	$	%
		(Dollars in thousands)
Personnel:
Salaries and wages	$254,462	$256,265	$(1,803)	(0.7)%
Employee benefits	104,460	107,770	(3,310)	(3.1)

Total personnel expense	358,922	364,035	(5,113)	(1.4)
Occupancy	66,007	67,153	(1,146)	(1.7)
Outside services	62,487	62,858	(371)	(0.6)
Intangible amortization	17,290	17,290	—	—
Equipment	35,366	35,156	210	(0.6)
Depreciation – vehicle and equipment operating leases	10,164	—	10,164	—
Stationery and supplies	18,351	19,396	(1,045)	(5.4)
Advertising and promotion	19,314	18,355	959	5.2
Restructuring and integration costs	8,515	—	8,515	—
Other	88,273	89,169	(896)	(1.0)

Total noninterest expense	$684,689	$673,412	$11,277	1.7%

Third quarter 2004 compared with third quarter 2003

     The increase in employee benefits expense was primarily attributed to the increases in accruals for the deferred compensation plan, healthcare and workers’ compensation.

     The increase in depreciation on vehicle and equipment operating leases was the result of vehicle depreciation costs incurred from the change in accounting for auto leases originated between February and August 2004 as operating leases rather than direct finance leases. See Note 4 to the Consolidated Financial Statements for additional information.

     The increase in advertising and promotion expenses was primarily the result of higher advertising expenses in 2004 related to certificate of deposit campaigns and campaigns to promote brand recognition.

     The $5.8 million in restructuring and integration costs were related to the acquisitions of Community First and USDB.

     The decrease in other noninterest expense was primarily the result of an adjustment in the residual value of aircraft leveraged leases in 2003, partially offset by higher fees due to increased transaction volume related to airline branded credit cards.

Nine-month period 2004 compared with nine-month period 2003

     The decrease in employee benefits expense was primarily due to lower pension and postretirement plan expense as a result of reduced costs from consolidating benefit plans and lower recognized actuarial losses. The decrease was partially offset by increases in healthcare, workers’ compensation and accruals for the deferred compensation plan.

     The increase in depreciation in vehicle and equipment operating lease expense was the result of vehicle depreciation costs incurred from the change in accounting for auto leases originated between February and August 2004.

     The $8.5 million in restructuring and integration costs were related to the acquisitions of Community First and USDB.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATING SEGMENTS

     Our operations are managed principally through our two major bank subsidiaries, Bank of the West and First Hawaiian Bank. Bank of the West operates primarily in California, Oregon, Washington, Idaho, New Mexico and Nevada. It also conducts business nationally through its Consumer Finance Segment as well as its Essex Credit Corporation and Trinity Capital subsidiaries. First Hawaiian Bank’s primary base of operations is in Hawaii, Guam and Saipan. It also has significant operations extending to California through its automobile dealer flooring and financing activities.

Bank of the West

     Regional Banking

     Third quarter 2004 compared with third quarter 2003

     The Regional Banking Segment’s net income decreased $2.9 million, from $36.5 million to $33.6 million. Net interest income decreased $3.4 million, or 2.7%. The decrease in net interest income was driven by lower transfer pricing margins, offset by an increase in average loans. Noninterest income remained flat with a decrease of 0.2%. Noninterest expense increased $4.8 million, or 4.5%. A major portion of the increase was due to increases in employee healthcare benefits and debit card processing fees. The provision for loan and lease losses decreased $3.5 million, or 81.4% due to the improved credit quality of the loan and lease portfolio. The growth in average deposits of 7.6% was driven by core deposits.

     Nine-month period 2004 compared with nine-month period 2003

     The Regional Banking Segment’s net income increased $4.9 million, from $98.5 million to $103.4 million. Net interest income decreased $0.9 million, or 0.2%. This decrease was driven by interest rate compression in the transfer pricing for deposits and lower loan margins, despite increases in average loans and deposits. Noninterest income increased $7.3 million, or 5.9%. The increase was due to increases in investment sales fees and overdraft fees. Noninterest expense increased $7.0 million, or 2.2%. The increase was primarily due to increases in employee healthcare benefits and an increase in occupancy related to two de novo branches. The provision for loan and lease losses decreased $9.2 million, or 75.4% due to the improvement in the credit quality of the loan and lease portfolio. The growth in average deposits of 6.7% was driven by core deposits.

     Commercial Banking

     Third quarter 2004 compared with third quarter 2003

     The Commercial Banking Segment’s net income increased $0.5 million, or 1.3% from $37.8 million to $38.3 million. Net interest income increased $2.8 million, or 3.5% from $78.9 million to $81.7 million. Noninterest income increased $0.9 million, or 7.3%. The increase is due to higher non-yield related loan fees, which were offset by decreases in SBA servicing income. Noninterest expense increased $1.1 million, or 3.9%. The increase was due to higher employee healthcare benefits, contracted services and allocated support charges. The provision for loan and lease losses increased $0.9 million.

     Average loan and lease balances increased by 11.1% to $7.9 billion, due to an increase in SBA loans and equipment leases. Average deposit balances increased by 11.2% to $3.7 billion, due to an increase in core deposits.

     Nine-month period 2004 compared with nine-month period 2003

     The Commercial Banking Segment’s net income remained flat at $113.6 million. Net interest income increased $3.2 million, or 1.4%. Noninterest income increased $3.0 million, or 8.2%. The increase was due to favorable variances in gains on sale of other real estate owned and prepayment penalty charges. Noninterest expense decreased $0.3 million. The decrease was due to higher deferred origination costs, offset by increases in employee healthcare benefits. The provision for loan and lease losses increased by $5.1 million from $(1.7) million, due to a large recovery in 2003.

     Average loan and lease balances increased by 8.8% to $7.6 billion, due to an increase in SBA loans and equipment leases. Average deposit balances increased by 13.1% to $3.5 billion, due to an increase in core deposits.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Consumer Finance

     Third quarter 2004 compared with third quarter 2003

     The Consumer Finance Segment’s net income was $24.0 million compared with $16.7 million. Net interest income was $52.5 million, compared with $53.0 million, a decrease of 0.9%. Noninterest income increased to $7.5 million, compared with $2.9 million. Noninterest expense increased from $14.8 million to $21.6 million.

     The Consumer Finance Segment remains very competitively priced in the indirect lending market. Net interest income remained relatively flat. Noninterest income was favorably impacted as a result of recording payments on certain auto leases as rental income between February and August 2004. The provision for loan and lease losses decreased due to improved credit quality in the consumer loan and lease portfolio. These favorable variances were partially offset by lower gains on sales of loans as a result of Essex retaining certain of the loans it originates. Noninterest expense increased by 45.9% to $21.6 million, primarily due to an increase in employee salaries and healthcare benefits and an increase in depreciation expense as a result of the accounting for vehicle leases as operating leases.

     Average assets were $8.7 billion compared with $7.8 billion, an increase of 11.6%. This increase is partially due to increased indirect loan production.

     Nine-month period 2004 compared with nine-month period 2003

     The Consumer Finance Segment’s net income was $56.8 million, compared with $45.0 million. Net interest income was $156.7 million, compared with $153.4 million, an increase of 2.2%. Noninterest income increased $7.6 million, or 83.5%. The increase in noninterest income was substantially due to the change in accounting for vehicle operating leases. The increase is offset by lower gains on sales of loans through our Essex subsidiary. Noninterest expense increased from $45.3 million to $59.1 million. A significant portion of the increase in noninterest expense was due to employee salaries and healthcare benefits and depreciation expense as a result of the accounting for certain vehicle leases as operating leases.

     Average assets were $8.4 billion compared with $7.4 billion, an increase of 13.1%. This increase is partially due to increased indirect loan production. The provision for credit losses decreased $18.8 million due to an improvement in credit quality.

First Hawaiian Bank

     Retail Banking

     Third quarter 2004 compared with third quarter 2003

     The Retail Banking Segment’s net income increased to $20.3 million, up $2.9 million, or 16.7%. Net interest income increased $5.2 million, or 8.9%, partially due to higher balances in earning assets. Noninterest income decreased $0.3 million, or 2.0%. Noninterest expense increased $0.6 million, or 1.4%. The provision for loan and lease losses decreased $0.1 million, or 7.7%. The decrease in the provision for loan and lease losses was a result of improved credit quality which has led to a decrease in nonperforming assets and lower net charge offs.

     Average assets increased 10.8% to $3.8 billion, primarily due to increases in loans of $375 million. Average deposits increased 8.8% to $7.2 billion, primarily due to an increase in core deposits.

     Nine-month period 2004 compared with nine-month period 2003

     The Retail Banking Segment’s net income increased to $53.6 million, up $1.7 million, or 3.3%. Net interest income increased $6.3 million, or 3.7%. Net interest income increased partially due to higher balances in earning assets. Noninterest income increased $0.8 million, or 1.9%. Noninterest expense increased $4.0 million, or 3.2%. Noninterest expense increased due to higher allocated expenses, partially offset by a decrease in occupancy expense corresponding to the purchase of the First Hawaiian Center in December 2003. The provision for loan and lease losses decreased $1.2 million, or 25.0%. The decrease in the provision for loan and lease losses was a result of improved credit quality which has led to a decrease in nonperforming assets and lower net charge offs.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Average assets increased 10.9% to $3.7 billion, partly due to increases in loans. Average assets also increased due to the purchase of the First Hawaiian Center in December 2003. Average deposits increased 8.1% to $7.0 billion, partly due to an increase in core deposits.

     Consumer Finance

     Third quarter 2004 compared with third quarter 2003

     Consumer Finance’s net income increased to $9.3 million, up $0.5 million, or 5.7%. Net interest income was $22.0 million compared with $21.3 million, an increase of 3.3%. Noninterest income increased $1.1 million, or 16.7%. The increase was caused by larger gains on the sale of mortgages in the third quarter of 2004. Noninterest expense increased by $0.1 million or 0.9%. The provision for loan and lease losses increased $0.3 million, or 12.5%.

     Average assets increased 11.2% to $1.5 billion, partly due to increases in consumer and dealer flooring loans.

     Nine-month period 2004 compared with nine-month period 2003

     Consumer Finance’s net income decreased to $27.5 million, down $0.8 million, or 2.8%. Net interest income was $65.2 million compared with $60.0 million, an increase of 8.7%. This was the result of increased interest income on higher loan balances. Noninterest income decreased $4.5 million, or 16.9%. The decrease was caused by lower gains on the sale of mortgages in 2004, due to higher sales occurring in the first half of 2003. Noninterest expense increased $0.4 million, or 1.2%, primarily due to an increase in branded partner fees in 2004. The provision for loan and lease losses decreased $0.1 million, or 1.4%. The decrease reflects lower net charge-offs and improved credit quality.

     Average assets increased 7.3% to $1.5 billion, partly due to increases in consumer and dealer flooring loans.

     Commercial Banking

     Third quarter 2004 compared with third quarter 2003

     Commercial Banking’s net income increased to $3.6 million, up $0.7 million, or 24.1%. Net interest income decreased $2.5 million, or 28.7%. A significant portion of the decrease was due to lower earning assets. Noninterest income decreased $2.4 million, or 61.5%, primarily due to gains on sales of low-income housing investments and equipment in July 2003 and a $0.7 million net gain on sale of the net investment in a lease in September 2003. Noninterest expense decreased $2.5 million, or 53.2%, primarily due to a reduction in net investment of a certain leveraged lease in September 2003. The provision for loan and lease losses decreased $4.2 million, or 97.7%, primarily due to the allocated charge-off of a commercial loan in September 2003.

     Average assets decreased 2.1% to $1.1 billion.

     Nine-month period 2004 compared with nine-month period 2003

     Commercial Banking’s net income increased to $16.3 million, up $0.5 million, or 3.2%. Net interest income decreased $3.0 million, or 11.8%, partially due to lower earning assets. Noninterest income increased $1.3 million, or 12.4%, partly due to a $6.9 million fee on the sale of a lease in the second quarter 2004, partially offset by a $4.1 million net gain on sale of the net investment in a lease and a gain on sale of low-income housing investments in 2003. Noninterest expense increased $0.3 million, or 3.2%. The provision for loan and lease losses decreased $4.0 million, or 93.0%, predominately due to the charge-off of a commercial loan in September 2003.

     Average assets decreased 3.3% to $1.1 billion.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Financial Management

     Third quarter 2004 compared with third quarter 2003

     The Financial Management Segment’s net income of $1.0 million decreased $0.1 million from 2003. Noninterest expense increased by $0.2 million, or 3.3%.

     Nine-month period 2004 compared with nine-month period 2003

     The Financial Management Segment’s net income of $2.2 million increased $0.1 million from 2003. Noninterest income increased by $0.1 million. Noninterest expense decreased by $0.2 million.

SECURITIES AVAILABLE FOR SALE

     The Company focuses on the following four objectives for its available-for-sale portfolio:

•	Support its need for liquidity to fund loans or to meet unexpected deposit runoff. Liquidity can be met by having investments with relatively short maturities and/or a high degree of marketability.

•	Act as a vehicle to make meaningful shifts in the Company’s overall interest rate risk profile.

•	Provide collateral to secure the Company’s public funds-taking activities.

•	Provide the maximum level of after-tax earnings consistent with the safety factors of quality, maturity, marketability and risk diversification.

     The recent increases in the investment portfolio are directly related to strong deposit growth and slow loan growth in certain loan categories.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Amortized cost and fair value of securities available for sale were as follows:

	September 30, 2004				December 31, 2003
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses (1)	Fair Value
				(in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,909,822	$5,671	$(4,908)	$1,910,585	$1,588,359	$14,110	$(2,256)	$1,600,213
Mortgage and asset-backed securities:
Government agencies	2,484,734	18,602	(22,651)	2,480,685	2,356,615	23,397	(23,879)	2,356,133
Other	555,164	3,884	(1,607)	557,441	691,466	7,990	(1,425)	698,031
Collateralized mortgage obligations	1,168,343	1,875	(9,075)	1,161,143	1,066,679	2,611	(8,119)	1,061,171
State and political subdivisions	7,700	399	(57)	8,042	15,925	355	(61)	16,219
Other	51,714	—	(1,787)	49,927	41,367	173	(628)	40,912

Total securities available for sale	$6,177,477	$30,431	$(40,085)	$6,167,823	$5,760,411	$48,636	$(36,368)	$5,772,679

[Additional columns below]

[Continued from above table, first column(s) repeated]

	September 30, 2003
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses (1)	Fair Value
		(in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,463,688	$17,331	$(1,425)	$1,479,594
Mortgage and asset-backed securities:
Government agencies	2,175,235	24,661	(20,476)	2,179,420
Other	675,311	10,220	(1,025)	684,506
Collateralized mortgage obligations	880,570	3,121	(7,884)	875,807
State and political subdivisions	15,601	328	(105)	15,824
Other	41,737	261	(265)	41,733

Total securities available for sale	$5,252,142	$55,922	$(31,180)	$5,276,884

(1)	At December 31, 2003 and September 30, 2003, the Company held no securities that had been in a continuous unrealized loss position for 12 months or more.

     The following table presents the unrealized gross losses and fair value of securities in the securities available for sale portfolio at September 30, 2004, by length of time that individual securities in each category have been in a continuous loss position. Because the declines in fair value were a result of changes in market interest rates and the Company has both the ability and the intent to hold the securities until maturity or the fair value at least equals the recorded cost, no other-than-temporary impairment was recorded at September 30, 2004.

	September 30, 2004
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$(4,503)	$894,035	$(405)	$32,500	$(4,908)	$926,535
Mortgage and asset-backed securities:
Government agencies	(20,959)	1,107,025	(1,692)	103,361	(22,651)	1,210,386
Other	(1,297)	332,925	(310)	28,555	(1,607)	361,480
Collateralized mortgage obligations	(8,393)	829,698	(682)	61,428	(9,075)	891,126
States and political subdivisions	(46)	1,007	(11)	397	(57)	1,404
Other	(1,787)	38,998	—	—	(1,787)	38,998

Total securities available for sale	$(36,985)	$3,203,688	$(3,100)	$226,241	$(40,085)	$3,429,929

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Gross realized gains and losses on securities available for sale for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Realized gains	$—	$555	$1,059	$3,913
Realized losses	—	—	(1)	—

Realized net gains	$—	$555	$1,058	$3,913

LOANS AND LEASES

     The following table sets forth the loan and lease portfolio by major categories at September 30, 2004, December 31, 2003 and September 30, 2003:

	September 30, 2004		December 31, 2003		September 30, 2003
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Commercial, financial and agricultural	$4,651,392	16.7%	$4,492,319	17.5%	$4,446,197	17.6%
Real estate:
Commercial	5,342,901	19.2	5,146,077	20.0	5,023,284	19.9
Construction	1,158,581	4.2	952,818	3.7	919,115	3.6
Residential	5,808,934	20.8	5,019,625	19.5	5,032,068	19.9

Total real estate loans	12,310,416	44.2	11,118,520	43.2	10,974,467	43.4

Consumer	8,398,732	30.2	7,344,620	28.6	7,124,576	28.2
Lease financing	2,094,814	7.5	2,417,310	9.4	2,365,395	9.4
Foreign loans	376,728	1.4	349,310	1.3	353,902	1.4

Total loans and leases	$27,832,082	100%	$25,722,079	100%	$25,264,537	100%
Less allowance for loan and lease losses	386,091		391,699		390,194

Net loans and leases	$27,445,991		$25,330,380		$24,874,343

Total loans and leases to:
Total assets	67.2%		67.1%		67.5%
Total interest earning assets	79.4%		79.5%		80.1%
Total deposits	98.0%		97.4%		97.5%

     We continue to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from our Mainland United States operations. The loan and lease portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. There was a $2.6 billion, or 10.2%, increase in total loans and leases from September 30, 2003 and a $2.1 billion, or 8.2% increase compared with December 31, 2003. The decrease in lease financing was due to the change in the accounting for auto leases originated between February and August 2004 as operating leases rather than direct finance leases. See Note 4 to the Consolidated Financial Statements for additional information.

     When comparing the current period with September 30, 2003, there was an increase of $1.3 billion, or 17.9%, in consumer loans. Consumer loans consist primarily of open- and closed-end direct and indirect loans for automobile, recreational vehicle, marine, and household purchases. Total real estate loans increased $1.3 billion or 12.2% from September 30, 2003 primarily from purchases of residential loans and growth in commercial real estate lending.

     The increase in total loans and leases from December 31, 2003 to September 30, 2004 was mainly driven by increases in residential real estate and consumer lending. Total real estate loans increased $1.2 billion, or 10.7%, and consumer loans increased $1.1 billion, or 14.4%, in the period ending September 30, 2004 compared with December 31, 2003. The increase in residential loans was a result of purchases. Our portfolio of consumer loans has increased as a result of the Company’s competitive position within this market.

     Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At September 30, 2004, we did not have a

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

concentration of loans greater than 10% of total loans which is not otherwise disclosed as a category of loans as shown in the table above.

     Loan related off-balance-sheet commitments were as follows at September 30 for the years indicated:

	Notional/Contract Amount
	2004	2003
	(Dollars in thousands)
Contractual Amounts Which Represent Credit Risk:
Commitments to extend credit	$8,660,308	$7,741,817
Standby letters of credit	693,823	792,910
Commercial letters of credit	65,870	69,751

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

     Nonperforming assets for the periods indicated were as follows:

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$42,929	$66,100	$89,698
Real estate:
Commercial	41,976	41,508	40,694
Residential	5,987	8,176	8,132

Total real estate loans	47,963	49,684	48,826

Consumer	2,659	3,634	2,083
Lease financing	6,410	8,038	12,047
Foreign	4,703	6,341	7,210

Total nonaccrual loans and leases	104,664	133,797	159,864

Other real estate owned and repossessed personal property	17,235	17,387	19,237

Total nonperforming assets	$121,899	$151,184	$179,101

Past due loans and leases (1):
Commercial, financial and agricultural	$18,647	$17,545	$15,792
Real estate:
Commercial	435	7,410	6,226
Residential	849	1,084	1,833

Total real estate loans	1,284	8,494	8,059

Consumer	2,246	2,559	2,536
Lease financing	—	127	72
Foreign	700	651	213

Total past due loans and leases	$22,877	$29,376	$26,672

Accruing Restructured Loans and leases:
Commercial, financial and agricultural	$41	$60	$33
Commercial real estate	432	1,616	1,637

Total accruing restructured loans and leases	$473	$1,676	$1,670

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.44%	0.59%	0.71%
Including past due loans and leases	0.52	0.70	0.81
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.29	0.39	0.48
Including past due loans and leases	0.35	0.47	0.55

(1)	Represents loans and leases which are past due 90 days or more as to principal or interest, are still accruing interest, are adequately collateralized and in the process of collection.

     Nonperforming assets at September 30, 2004 decreased by $57.2 million, or 31.9%, from September 30, 2003 and decreased $29.3 million, or 19.4%, from December 31, 2003. The decrease in nonaccrual loans from the previous year was primarily due to resolution of problem relationships in commercial lending and decreases in nonaccrual commercial, financial and agricultural loans and lease financing. Foreign nonperforming assets decreased at September 30, 2004 by $2.5 million, or 34.8%, from September 30, 2003.

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

     When we place a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. When we receive a cash interest payment on a nonaccrual loan, we apply it as a reduction of the principal balance when we have doubts about the ultimate collection of the principal. Otherwise, we record such payments as interest income.

     Nonaccrual loans and leases are generally returned to accrual status when they: (1) become current as to principal and interest and have demonstrated a sustained period of payment performance or (2) become both well secured and in the process of collection.

     Loans past due 90 days or more and still accruing interest totaled $22.9 million at September 30, 2004, a decrease of $6.5 million or 22.1%, from December 31, 2003, and a decrease of $3.8 million, or 14.2%, from September 30, 2003. The decrease at September 30, 2004 compared with December 31, 2003 was primarily due to a decline in past due real estate loans partially offset by an increase in past due commercial, financial and agricultural loans. The decrease at September 30, 2004 compared with September 30, 2003 was primarily due to a decline in past due real estate loans, partially offset by an increase in past due commercial, financial and agricultural loans. All of the loans that are past due 90 days or more and still accruing interest are, in our judgment, adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
			(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$396,101		$391,518		$391,699		$384,081
Provision for loans and lease losses	10,600		24,145		41,365		65,695
Loans and leases charged off:
Commercial, financial and agricultural	7,173		13,344		11,488		33,213
Real estate:
Commercial	1,242		216		2,331		1,270
Residential	28		161		102		757
Consumer	14,804		12,658		41,870		41,769
Lease financing	7,797		5,833		17,282		18,930
Foreign	186		537		1,357		1,896

Total loans and leases charged off	31,230		32,749		74,430		97,835

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	4,050		2,156		8,922		23,017
Real estate:
Commercial	90		87		270		288
Construction	35		34		103		98
Residential	284		256		760		864
Consumer	3,671		2,986		10,281		8,897
Lease financing	2,383		1,648		6,661		4,642
Foreign	107		113		460		447

Total recoveries on loans and leases previously charged off	10,620		7,280		27,457		38,253

Net charge-offs	(20,610)		(25,469)		(46,973)		(59,582)

Balance at end of period	$386,091		$390,194		$386,091		$390,194

Net loans and leases charged off to average loans and leases(1)	0.30%		0.40%		0.24%		0.33%
Net loans and leases charged off to allowance for loan and lease losses(1)	21.24		25.90		16.25		20.42
Allowance for loan and lease losses to total loans and leases (end of period)	1.39		1.54		1.39		1.54
Allowance for loan and lease losses to nonaccruing loans and leases (end of period):
Excluding 90 days past due accruing loans and leases	3.69	x	2.44	x	3.69	x	2.44	x
Including 90 days past due accruing loans and leases	3.03	x	2.09	x	3.03	x	2.09	x

(1)	Annualized.

     The provision for loan and lease losses is based upon our judgment as to the adequacy of the allowance for loan and lease losses (the Allowance) to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases, change in the overall loan and lease risk profile, general economic factors and the fair value of collateral.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where 1 is no risk and 10 is loss. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. We manage our exposure to higher risk areas through application of prudent underwriting policies.

•	Participation in Syndicated National Credits. In addition to providing back-up commercial paper facilities to primarily investment-grade companies, we participate in media finance credits in the national market. We are in the process of decreasing our participation in syndicated national credits as part of a planned reduction.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We focus our consumer lending activities on loan grades with what we believe are predictable loss rates. As a result, we are able to use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle finance lease portfolio (which represents approximately 42.6% of our lease financing portfolio and 8.5% of our combined lease financing and consumer loans at September 30, 2004), we obtain third-party insurance for the estimated residual value of the leased vehicle, and set aside reserves to cover the uninsured portion.

     Compared with the same period a year ago, net charge-offs were $12.6 million lower in the nine months ended September 30, 2004. While an improvement in credit quality resulted in lower charge-offs, primarily in the commercial, financial and agricultural category, recoveries were higher in 2003. This was the result of a $13.6 million dispute resolution with UFJ Bank Ltd. of Japan in conjunction with charge-offs that were disputed during the acquisition of United California Bank in 2002. See Note 2 to the Consolidated Financial Statements in the 2003 Form 10-K for further information.

     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at September 30, 2004. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

DEPOSITS

     Deposits are the largest component of our total liabilities and account for 46.1% of total interest expense during the quarter ended September 30, 2004. At September 30, 2004, total deposits were $28.4 billion, an increase of 7.6% over December 31, 2003 and an increase of 9.6% over September 30, 2003. The increase was primarily due to growth in our customer deposit base, primarily in Bank of the West. In recent periods, rates paid on deposits were reflective of a lower interest rate environment. However, as evidenced in the third quarter 2004, rates paid on deposits have increased slightly based on new market conditions. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL

     Stockholder’s equity totaled $4.6 billion at September 30, 2004, an increase of $320.2 million, or 7.5%, from December 31, 2003 and $425.5 million, or 10.2%, from September 30, 2003. The increases were primarily due to net income earned by the Company during the nine months of 2004, partially offset by net unrealized losses on securities available-for-sale and cash flow hedges.

     Capital adequacy regulations require the Company’s depository institution subsidiaries to maintain minimum amounts of Tier 1 Capital and Total Capital and minimum ratios of Tier 1 Capital and Total Capital to risk-weighted assets, respectively, and of Tier 1 Capital to average assets (leverage). These amounts and ratios as of September 30, 2004 are set forth below:

					To Be Well
					Capitalized
					Under Prompt
			For Required		Corrective Action
	Actual		Minimum Capital		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 Capital to Risk-Weighted
Assets:
Bank of the West	$2,753,593	10.88%	$1,012,265	4.00%	$1,518,397	6.00%
First Hawaiian Bank	936,606	13.75	272,442	4.00	408,663	6.00
Total Capital to Risk-Weighted
Assets:
Bank of the West	$3,267,943	12.91%	$2,024,529	8.00%	$2,530,662	10.00%
First Hawaiian Bank	1,092,250	16.04	544,885	8.00	681,106	10.00
Tier 1 Capital to Average
Assets:
Bank of the West	$2,753,593	9.55%	$1,152,833	4.00%	$1,441,041	5.00%
First Hawaiian Bank	936,606	10.36	361,757	4.00	452,197	5.00

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

INCOME TAXES

     Our effective income tax rates (exclusive of the tax equivalent adjustment) for the nine months ended September 30, 2004 and 2003 were 38.7% and 38.1%, respectively.

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

     We obtain short-term, asset-based liquidity through our investment securities portfolio and short-term investments which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, trading assets, securities purchased under agreements to resell, securities available for sale and loans held for sale. Such assets represented 20.4% of total assets at September 30, 2004, compared with 20.9% at December 31, 2003 and 20.1% at September 30, 2003.

     Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from our loans and investment securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Bank such as consumer and mortgage loans.

     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for the nine months ended September 30, 2004 increased by 10.7% from the same period in 2003, to $27.3 billion, primarily due to continued expansion of our customer base in the Western United States. Average total deposits funded 69.2%, 69.4%, and 69.5 % of average total assets for the nine months ended September 30, 2004, year ended December 31, 2003, and nine months ended September 30, 2003, respectively.

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

	September 30,
	2004	2003
	(in millions)
Federal Reserve Discount Window	$626	$484
Federal Home Loan Bank	1,291	1,922
Securities Available for Repurchase Agreements	3,225	2,775

Total	$5,142	$5,181

     Offshore deposits in the international market provide another available source of funds.

     Funds taken in the intermediate- and longer-term markets are structured to avoid concentration of maturities and to reduce refinancing risk. We also attempt to diversify the types of instruments issued to avoid undue reliance on any one market or funding source.

     Liquidity for the parent company is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets or from transactions with BNP Paribas.

     Our ability to pay dividends depends primarily upon dividends and other payments from our subsidiaries, which are subject to certain limitations as described in Note 16 to the Audited Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Our borrowing costs and ability to raise funds are a function of our credit ratings and any change in those ratings. The following table reflects the ratings of Bank of the West and First Hawaiian Bank as of September 30, 2004:

Bank of the West/First Hawaiian Bank
	Short-Term Deposit	Long-Term Deposit
Moody’s	P-1	Aa3
S & P	A-1	A+
Fitch, Inc.	F1+	AA-

Cash Flows

     The following is a summary of our cash flows for the nine months ended September 30, 2004 and 2003. (There is more detail in the Consolidated Statements of Cash Flows.)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net cash used in investing activities	$2,984,432	$2,716,989

Net cash provided by operating and financing activities	$3,042,816	$2,619,046

     The increase in cash and cash equivalents for the nine months ended September 30, 2004 was primarily due to an increase in deposits and long-term debt.

RECENT ACCOUNTING STANDARDS

     We have adopted numerous new or modified standards, rules or regulations promulgated by various standard setting and regulatory bodies. Chief among these are the federal financial institutions regulators, the SEC and the FASB. The following section highlights important developments in the area of accounting and disclosure requirements. This discussion is not intended to be a comprehensive listing of the impact of all standards and rules adopted.

     On July 16, 2004, the FASB ratified the decisions reached by the Emerging Issues Task Force (EITF) with respect to Issue 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The EITF reached a consensus that an investor should apply the equity method of accounting when it has investments in either common stock or “in-substance common stock” of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. In-substance common stock, as defined in the consensus, is an investment that has risk and reward characteristics, among other factors, that are substantially the same as common stock. The equity method of accounting must be applied for all investments in which the investor exercises significant influence over the investee and that qualify as in-substance common stock for reporting periods beginning after September 15, 2004. We do not anticipate the adoption will have a material effect on our financial statements.

     In June 2004, the EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1) was published. EITF 03-1 clarifies the impairment methodology used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 applies to all investments accounted for in accordance with the provisions of SFAS 115, certain debt and equity securities within the scope of Statement 124, and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting.

     On September 30, 2004, the FASB staff published FASB Staff Position (FSP) EITF 03-1-1. FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, while the FASB considers application guidance. We will evaluate any new guidance on the above mentioned paragraphs upon final issuance.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     On March 9, 2004 the SEC released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105), which provides guidance pertaining to interest rate locks of loan commitments accounted for as derivative instruments. It states that cash flows pertaining to mortgage servicing should not be included in the value of the derivative. We account for such rate locks in accordance with SAB 105.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company anticipates that the implementation of SOP 03-3 will require significant operational changes to track credit related losses on loans purchased starting in 2005. We are still assessing the impact it will have on the Consolidated Financial Statements.

     In December 2003, the FASB issued FAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (FAS 132 (revised 2003)), an amendment of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FAS 132 about describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement amends APB Opinion No. 28, Interim Financial Reporting, to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. This Statement is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans and estimated future benefit payments required by FAS 132 (revised 2003) shall be effective for fiscal years ending after June 15, 2004. The adoption of FAS 132 (revised 2003) required enhanced disclosure and did not impact our consolidated financial statements.

     On December 8, 2003 President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to plan sponsors that provide a benefit that is at least equivalent to Medicare. On May 19, 2004, the Financial Accounting Standards Board (FASB) issued staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. There was no impact on the Company’s consolidated financial statements.

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Measurement and Management

     Interest rate risk, one of the leading risks in terms of potential earnings impact, is an essential element of being a financial intermediary. The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than its interest-earning assets (primarily loans, leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance mortgage and other consumer loans. Short and long-term market rates may change independently of each other resulting in changes to the slope and absolute level of the yield curve.

     The Asset/Liability Committees of the Company and our major subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary or if the subsidiary’s interest rate profile depart significantly from established policies.

     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix - including increasing or decreasing the amount of fixed and/or variable instruments held by the Corporation) and/or utilizing instruments such as interest rate swaps, caps, floors, options or forwards.

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

     The Company and its subsidiaries use computer simulation models to evaluate net interest income in order to quantify exposure to changes in interest rates. Generally, we use a dynamic modeling method which projects balance sheet growth which is then subjected to interest rate shocks up in 100-basis-point increments and down in 50 basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.

     The projected impact of incremental increases and decreases in interest rates on the projected Company’s consolidated net interest income over the 12 months beginning October 1, 2004 is shown below.

	+3%	+2%	+1%	Flat	-0.5%	-1%
			(Dollars in millions)
Net interest income	$1,337.9	$1,358.4	$1,360.3	$1,350.9	$1,323.3	$1,311.0
Difference from flat	(13.0)	7.5	9.4	—	(27.6)	(39.9)
% variance	(1.0)%	0.6%	0.7%	—%	(2.0)%	(3.0)%

     Because of the absolute low level of interest rates in 2004, modeling a 200-basis-point decrease was deemed impractical. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES AMOUNT MARKET RISK

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

     The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

	September 30, 2004
				Expected Maturity
		Gross
	Net Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2004	2005	2006	2007	2008	2008
				(Dollars in thousands)
Pay-Fixed Swaps:
Contractual Maturities	$(15,279)	$1,371	$654,107	$383	$102,364	$28,247	$35,430	$87,264	$400,419
Weighted Avg. Pay Rates			4.32%	3.42%	3.66%	4.54%	5.50%	4.08%	4.72%
Weighted Avg. Receive Rates			1.61%	1.59%	1.63%	1.62%	1.62%	1.61%	1.61%
Receive-Fixed Swaps:
Contractual Maturities	21,838	22,413	654,107	383	102,364	28,247	35,430	87,264	400,419
Weighted Avg. Pay Rates			1.60%	1.60%	1.57%	1.59%	1.60%	1.61%	1.16%
Weighted Avg. Receive Rates			4.55%	3.95%	3.97%	4.78%	5.80%	4.08%	4.72%
Pay-Fixed Swaps (Forward Value Dated):
Contractual Maturities	(543)	9	43,026	—	—	—	—	—	43,026
Weighted Avg. Pay Rates			4.04%	—	—	—	—	—	4.04%
Weighted Avg. Receive Rates			1.65%	—	—	—	—	—	1.65%
Receive-Fixed Swaps (Forward Value Dated):
Contractual Maturities	1,385	1,385	43,026	—	—	—	—	—	43,026
Weighted Avg. Pay Rates			1.56%	—	—	—	—	—	1.56%
Weighted Avg. Receive Rates			4.33%	—	—	—	—	—	4.33%
Caps/Collars:
Contractual Maturities	—	89	260,871	3,862	240,299	—	—	—	16,710
Weighted Avg. Strike Rates			4.39%	5.85%	4.34%	—	—	—	4.81%
Weighted Floor Rates	—	—	—	—	—	—	—	—	—

Total interest rate contracts held for trading purposes	$7,401	$25,267	$1,655,137

BancWest Corporation and Subsidiaries
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, its chief executive officer and its chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or Rule 15d-15(d) during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BancWest Corporation and Subsidiaries
CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

	12	Statement regarding computation of ratios

	31	Section 302 Certifications

	32	Section 1350 Certifications

(b)	Reports on Form 8-K	On July 14, 2004, the Company filed a Report on Form 8-K that provided information under Items 7 and 12 concerning the Company’s financial results for the quarter ended June 30, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION

Date: November 12, 2004	By	/s/ Douglas C. Grigsby

Douglas C. Grigsby
Executive Vice President, Chief
Financial Officer and Treasurer
(principal financial officer)