Form 10-K
period 2004-12-31
BANCWEST CORP/HI
filed 2005-03-25
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission file number 0-7949

BANCWEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0156159
(State of incorporation)	(I.R.S. Employer
Identification No.)
999 Bishop Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

     The number of shares outstanding of each of the registrant’s classes of common stock as of March 15, 2005 was:

Title of Class	Number of Shares Outstanding
Class A Common Stock, $0.01 Par Value	106,859,123

Documents Incorporated by Reference
Portions of the following documents are incorporated by reference in this Form 10-K:
None

BancWest Corporation and Subsidiaries

i

BancWest Corporation and Subsidiaries
PART I

PART I

Item 1. Business

GENERAL

     BancWest Corporation

     BancWest Corporation, a Delaware corporation (the “Parent” or “BancWest”), is a registered financial holding company under the Gramm-Leach-Bliley Act and is a wholly owned subsidiary of BNP Paribas. As a financial holding company, the Parent is allowed to acquire or invest in the securities of companies in a broad range of financial activities. The Parent, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, (“Bank of the West” or “BOW”) a State of California-chartered bank; First Hawaiian Bank (“First Hawaiian” or “FHB”), a State of Hawaii-chartered bank; and FHL Lease Holding Company, Inc. (“FHL”), a financial services loan company. First Hawaiian and FHL are wholly owned subsidiaries of the Parent. At December 31, 2004 BancWest held 87.721% of the outstanding common stock of Bank of the West. The balance of Bank of the West’s common stock is held by BNP Paribas as collateral for debt. See Note 4 (Transactions with Affiliates) to the Consolidated Financial Statements for additional information. In this report BancWest Corporation and subsidiaries is referred to as the “Company,” “we” or “our.” At December 31, 2004, the Company had consolidated total assets of $50.1 billion, total loans and leases of $32.7 billion, total deposits of $33.6 billion and total stockholder’s equity of $5.7 billion.

     On November 1, 2004, the Company acquired Community First Bankshares, Inc.(“Community First”), for $32.25 for each share of Community First’s common stock in a cash transaction valued at $1.2 billion. The branches of Community First were fully merged into Bank of the West in the fourth quarter of 2004. Also on November 1, 2004, the Company acquired USDB Bancorp (“USDB”). The branches of USDB were fully merged into Bank of the West in January 2005.

     Bank of the West

     Bank of the West is a State of California-chartered bank that is not a member of the Federal Reserve System. The deposits of Bank of the West are insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act (“FDIA”). The predecessor of Bank of the West, “Farmers National Gold Bank,” was chartered as a national banking association in 1874 in San Jose, California.

     At December 31, 2004, Bank of the West was the third largest commercial bank headquartered in California, with total assets of $38.8 billion, total loans and leases of $26.6 billion, total deposits of approximately $25.1 billion and total stockholders’ equity of $6.5 billion. Bank of the West conducts a general commercial banking business, providing retail and corporate banking, trust and insurance services to individuals, institutions, businesses and governments through 480 banking locations (466 full service retail branches and 14 limited service retail offices) and other commercial banking offices located in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. Bank of the West also originates indirect automobile loans and leases, recreational vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states. Essex Credit Corporation (“Essex”) is a Bank of the West subsidiary engaged primarily in the business of originating consumer loans on a nationwide basis, such loans being made for the purpose of acquiring or refinancing pleasure boats or recreational vehicles. Essex generally sells the loans that it makes to various banks and other financial institutions, on a servicing released basis. In 2004 Essex began retaining certain types of loans in its own portfolio. Essex has a network of regional direct lending offices located in the following states: California, Connecticut, Florida, Maryland, Massachusetts, New Jersey, New York, Texas and Washington. Trinity Capital Corporation is a leasing subsidiary that specializes in nationwide vendor leasing programs for manufacturers in specific markets. Bank of the West also offers various insurance products through BW Insurance Agency, Inc., (“BWI”, formerly Community First Insurance), which was acquired as part of the acquisition of Community First. BWI engages in the sale of property, casualty, life, accident and crop hail insurance. In February 2005, BancWest Investment Services, Inc. (“BWIS”) became a subsidiary of Bank of the West. BWIS was previously a direct subsidiary of BancWest Corporation. BWIS sells mutual funds and annuities to the general public from branches of Bank of the West and First Hawaiian.

     Bank of the West has been a leader in the improvement of the social and economic health of the communities in which it operates. The Bank has a long commitment to the development of housing for low-to-moderate income people through loans, investment in

BancWest Corporation and Subsidiaries
PART I

intermediaries and volunteer participation in such organizations as California Community Reinvestment Corporation, California Environmental Redevelopment Fund and the Low Income Housing Fund.

     Bank of the West has set a goal of $30 billion in loans, investments, contributions and services to low- and moderate-income individuals, small businesses and community-based organizations over a 10-year period. Since the announcement of this initiative in March 2002, Bank of the West has contributed $18 billion.

     First Hawaiian Bank

     First Hawaiian is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. At December 31, 2004, First Hawaiian was the largest bank in Hawaii in terms of total assets and total deposits. The deposits of First Hawaiian are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. First Hawaiian, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu.

     At December 31, 2004, First Hawaiian had total assets of $10.6 billion, total loans and leases of $5.5 billion, total deposits of $7.7 billion and stockholder’s equity of $2.0 billion.

     First Hawaiian is a full-service bank conducting a general commercial and consumer banking business and offering trust and insurance services to individuals, institutions, businesses and governments through 61 branches in Hawaii, Guam and Saipan.

     First Hawaiian’s principal subsidiaries include:

•	Bishop Street Capital Management Corporation, a registered investment adviser that serves the institutional and high net worth investment markets primarily in Hawaii and the Western United States. It is also the advisor to the Bishop Street Funds mutual fund family.

•	First Hawaiian Insurance, Inc., an insurance agency, and

•	First Hawaiian Leasing, Inc., which engages in commercial equipment and vehicle leasing.

     To support affordable housing and as part of its community reinvestment program, First Hawaiian is a member of the Hawaii Community Reinvestment Corporation (“HCRC”), a nonprofit consortium of Hawaii financial institutions that provides $50 million in long-term financing for affordable housing rental projects throughout Hawaii for low- and moderate-income residents. The $50 million loan pool is funded by the member financial institutions, which participate pro rata (based on deposit size) in each HCRC loan. First Hawaiian’s participation in these HCRC loans is included in its loan portfolio.

     To further enhance First Hawaiian’s community reinvestment program and provide support for the development of additional affordable-housing rental units in Hawaii, First Hawaiian and other HCRC member institutions have subscribed to: (i) a $20.0 million tax-credit equity fund (“Hawaii Affordable Housing Fund II”), (ii) a $12.5 million tax-credit equity fund (“Hawaii Affordable Housing Fund III”), and (iii) a $15.15 million tax-credit equity fund (“Hawaii Equity Fund IV, LLC (Class A)”). In addition, a subscription in a $35.9 million tax-credit equity fund (“Hawaii Equity Fund IV, LLC (Class B)”) is being finalized.

     Hawaii Affordable Housing Fund II, Hawaii Affordable Housing Fund III, and Hawaii Equity Fund IV, LLC (Class A) (the “Funds”) have been established to invest in qualified low-income housing tax credit rental projects and to ensure that these projects are maintained as low-income housing throughout the required compliance period. First Hawaiian’s investments in these Funds are included in other assets. The investment in projects associated with the Affordable Housing Fund I was sold in 2003.

FHL Lease Holding Company, Inc. (“FHL”)

     FHL, a direct subsidiary of BancWest, primarily finances and leases personal and real property, including equipment and vehicles. FHL is in a run-off mode and has ceased entering into new leases. At December 31, 2004, FHL’s net investment in leases amounted to $34.7 million and its total assets were $35.6 million.

BancWest Corporation and Subsidiaries
PART I

EMPLOYEES

     At December 31, 2004, the Corporation had 9,829 full-time equivalent employees. Bank of the West and First Hawaiian Bank had 8,049 and 2,227 employees, including part-time employees, respectively. None of our employees are represented by any collective bargaining agreements and our relations with employees are considered excellent.

MONETARY POLICY AND ECONOMIC CONDITIONS

     Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of (i) the United States and foreign governments and (ii) international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions’ deposits. These actions may have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on investment securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies.

COMPETITION

     Competition in the financial services industry is intense. We compete with a large number of commercial banks (including domestic, foreign and foreign-affiliated banks), savings institutions, finance companies, leasing companies, credit unions and other entities that provide financial services such as mutual funds, insurance and brokerage. Many of these competitors are significantly larger and have greater financial resources. In addition, the increasing use of the Internet and other electronic distribution channels has resulted in increased competition with respect to many of the products and services that we offer. As a result, we compete with financial service providers located not only in our home markets but also those elsewhere in the United States that are able to offer their products and services through electronic and other non-conventional distribution channels.

SUPERVISION AND REGULATION

     As a registered financial holding company, we are subject to regulation and supervision by the Federal Reserve Board. Our subsidiaries are subject to regulation and supervision by the banking authorities of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin, Wyoming, Guam and the Commonwealth of the Northern Mariana Islands, as well as by the FDIC (which is the primary federal regulator of our two bank subsidiaries) and various other regulatory agencies.

     The consumer lending and finance activities of the Parent’s subsidiaries are also subject to extensive regulation under various Federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     Holding Company Structure. On November 12, 1999, the Gramm-Leach-Bliley Act (“GLBA”) was signed into law. The GLBA permits bank holding companies that qualify for, and elect to be regulated as, financial holding companies, to engage in a wide range of financial activities, insurance, merchant banking and real estate investment that are not permissible for other bank holding companies. Each activity is regulated by a functional regulator: a state insurance regulator in the case of insurance activities, the Securities and Exchange Commission in the case of broker-dealer or investment advisory activities, or the appropriate federal banking regulator in the case of a bank or thrift institution. The Federal Reserve Board is the “umbrella” supervisor of financial holding companies. Section 23A of the Federal Reserve Act, which severely restricts lending by an insured bank subsidiary to nonbank affiliates, remains in place.

     Financial holding companies are permitted to acquire nonbank companies without the prior approval of the Federal Reserve Board, but approval of the Federal Reserve Board continues to be required before acquiring more than 5% of the voting shares of another bank or bank holding company, before merging or consolidating with another bank holding company or before acquiring substantially all the assets of any bank or savings association. In addition, all acquisitions are reviewed by the Department of Justice for antitrust considerations. In conjunction with the 2001 BNP Paribas Merger, we elected to become a financial holding company.

BancWest Corporation and Subsidiaries
PART I

     Dividend Restrictions. As a holding company, the principal source of cash revenue has been dividends and interest received from our bank subsidiaries. Each of the bank subsidiaries is subject to various federal regulatory restrictions relating to the payment of dividends. For example, if, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice. In addition, the Federal Reserve Board has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. The regulatory capital requirements of the Federal Reserve Board and the FDIC also may limit the ability of the Corporation and its insured depository subsidiaries to pay dividends. See “Prompt Corrective Action” and “Capital Requirements” below.

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

     Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to make capital infusions into a troubled subsidiary bank. The Federal Reserve Board may charge a financial holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. This capital infusion may be required at times when a financial holding company may not have the resources to provide it. Any capital loan by us to one of our subsidiary banks would be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.

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

     Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA (commonly referred to as the “prompt corrective action” rules), a depository institution is “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, “CAMELS rating,” established by the Federal Financial Institution Examinations Council). A depository institution is considered (i) “undercapitalized” if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) “significantly undercapitalized” if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 2004, all of the Corporation’s subsidiary depository institutions were “well capitalized.”

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

BancWest Corporation and Subsidiaries
PART I

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

     FDIC Insurance Assessments. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF which are ranked in the least risky category currently have no annual assessment for deposit insurance while all other banks are required to pay premiums ranging from 3 to 27 basis points of domestic deposits. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (“the Deposit Funds Act”), the deposit insurance premium assessment rates for depository institutions insured by the SAIF were reduced, effective January 1, 1997, to the same rates that were applied to depository institutions insured by the BIF. The Deposit Funds Act also provided for a one-time assessment of 65.7 basis points on all SAIF-insured deposits in order to fully recapitalize the SAIF (which assessment was paid by the Corporation in 1996), and imposes annual assessments on all depository institutions to pay interest on bonds issued by the Financing Corporation (the “FICO”) in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment rate for the first quarter of 2005 was 1.44 basis points annualized. These rate schedules are adjusted quarterly by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

     Capital Requirements. Under the GLBA, our insured depository institutions are subject to regulatory capital guidelines issued by the federal banking agencies. Information with respect to the applicable capital requirements is included in Note 16, Regulatory Capital Requirements.

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

     On November 29, 2001, the federal bank regulatory agencies published a regulation that addresses the capital treatment of recourse arrangements, direct credit substitutes and residual interests. “Recourse” means any retained credit risk associated with any asset transferred by a banking organization that exceeds a pro rata share of the banking organization’s remaining claim on the asset, if any. “Direct credit substitute” means any assumed credit risk associated with any asset or other claim not previously owned by a banking organization that exceeds the banking organization’s pro rata share of the asset or claim, if any. “Residual interest” means any on-

BancWest Corporation and Subsidiaries
PART I

balance sheet asset that represents interests retained by a banking organization after a transfer of financial assets that qualifies as a sale for purposes of generally accepted accounting principles, which interests are structured to absorb more than a pro rata share of credit loss relating to the transferred assets. “Residual interests” do not include interests purchased from a third party, except for credit-enhancing interest-only strips (credit-enhancing I/O strips).

     The regulation assesses risk-based capital requirements on recourse obligations, residual interests (except credit-enhancing I/O strips), direct credit substitutes, and senior and subordinated securities in asset securitizations based on ratings assigned by nationally recognized statistical rating agencies. The risk weights range from 20% for a position that is rated AA or better, to 200% for a position that is rated BB. A banking organization that holds a recourse obligation or a direct credit substitute (other than a residual interest) that does not qualify for the ratings-based approach is required by the regulation to maintain capital against that position and all senior positions in the securitization, but is not required to hold more capital than if assets had not been transferred. A banking organization that holds a residual interest that does not qualify for the ratings-based approach is required to hold capital on a dollar-for-dollar basis against the position and all senior positions, even if the capital charge exceeds the full risk-based capital charge that would have been held against the transferred assets.

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

     The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The Basel Committee released a proposal to replace the 1988 capital accord with a new capital accord titled “Basel II.” The goal for Basel II is to promote the adequate capitalization of banks and to encourage improvements in risk management. The Basel Committee believes the new standards are necessary due to the adoption of more advanced risk measurement techniques and the use of sophisticated risk management practices. Basel II will be accomplished through the introduction of three pillars that reinforce each other, while creating incentives for banks to enhance the quality of their control processes. The three pillars are as follows: (1) minimum capital requirements (2) supervisory oversight and (3) heightened market discipline. The United States bank regulatory agencies recently stated that they anticipate that the new accord would become effective in the United States in January 2008. The new capital requirements could increase minimum capital requirements applicable to the Company.

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

BancWest Corporation and Subsidiaries
PART I

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

FOREIGN OPERATIONS

     Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 2004, 2003 and 2002, we had no foreign outstandings to any country which exceeded 1% of total assets.

OPERATING SEGMENTS

     Information regarding the Corporation’s operating segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 20 (Operating Segments) to the Consolidated Financial Statements.

     We make available free of charge on our website (www.bancwestcorp.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. These reports are posted on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

Item 2. Properties

     Bank of the West leases a site in Walnut Creek, California, which is its primary administrative headquarters. The administrative headquarters office is a 133,000-square-foot, three-story building. Bank of the West also leases approximately 64,000 square feet of executive office space in downtown San Francisco in the same building that houses its San Francisco Main Branch at 180 Montgomery Street.

     Through the acquisition of Community First Bankshares, Inc., Bank of the West acquired two large facilities in Fargo, North Dakota. One office is located at 520 Main Avenue, consists of approximately 105,000 square feet, and is currently utilized as a branch, regional headquarters for our Midwest operations and space for sublease. The second office is approximately 47,000 square feet and is used as a data center.

     As of December 31, 2004, 236 of Bank of the West’s active branches were located on land owned by Bank of the West. The remaining 214 active branches were located on leasehold properties. Bank of the West also has 14 surplus branch properties, seven of which are currently subleased to others. Bank of the West leases 41 properties that are utilized for administrative purposes.

     In addition, through the acquisition of USDB Bancorp (USDB), we acquired 19 branches and four administrative facilities. In January 2005, when USDB was merged into Bank of the West, three branches and three administrative facilities were closed.

     The headquarters of BancWest Corporation and First Hawaiian, as well as the First Hawaiian main branch, are located in a modern banking center situated on a city block in downtown Honolulu owned in fee simple by First Hawaiian. That headquarters building, First Hawaiian Center, includes 418,000 square feet of office space. First Hawaiian owns an operations center located on approximately 126,000 square feet of fee simple land in an industrial area near downtown Honolulu. First Hawaiian occupies most of this four-story building. On Guam, First Hawaiian owns a five-story, 75,000-square-foot office building, including a branch, situated on fee simple property.

     As of December 31, 2004, 21 of First Hawaiian Bank offices in Hawaii and in Guam are located on land owned in fee simple by First Hawaiian. It had 40 branches in Hawaii, in Guam and in Saipan situated on leasehold premises or in buildings constructed on leased land.

     See Note 10 (Premises and Equipment) to the Consolidated Financial Statements for further information.

Item 3. Legal Proceedings

BancWest Corporation and Subsidiaries
PART I

     The information required by this Item is set forth in Note 21 (Litigation) to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     BancWest is a wholly owned subsidiary of BNP Paribas and there is no public trading market for BancWest’s common equity. BancWest has no compensation plans that provide for issuance of its equity securities.

     State regulations place restrictions on the ability of our bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian Bank is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 2004, the aggregate amount of dividends that such subsidiaries could pay to the Parent under the foregoing limitations without prior regulatory approval was $823.2 million.

     During the years ended December 31, 2004, 2003 and 2002, no quarterly or annual cash dividends were paid on the Class A common stock.

BancWest Corporation and Subsidiaries
PART II

Item 6. Selected Financial Data

	Year Ended December 31,
	2004		2003		2002		2001		2000

Earnings:
(dollars in thousands)
Interest income	$1,795,163		$1,678,790		$1,656,185		$1,323,649		$1,309,856
Interest expense	442,825		385,207		465,330		507,135		562,922

Net interest income	1,352,338		1,293,583		1,190,855		816,514		746,934
Provision for loan and lease losses	49,219		81,295		95,356		103,050		60,428
Noninterest income	431,500		392,179		335,901		308,398		216,076
Noninterest expense	962,549		892,835		836,074		595,746		533,961

Income before income taxes and cumulative effect of accounting change	772,070		711,632		595,326		426,116		368,621
Provision for income taxes	298,693		272,698		233,994		171,312		152,227

Income before cumulative effect of accounting change	473,377		438,934		361,332		254,804		216,394
Cumulative effect of accounting change, net of tax (1)	—		2,370		—		—		—

Net income	$473,377		$436,564		$361,332		$254,804		$216,394

Cash dividends	$—		$—		$—		$99,772		$84,731

Balance Sheet Data Averages:
(dollars in millions)
Average assets	$41,307		$35,898		$31,370		$19,461		$17,600
Average securities available for sale at cost	6,324		4,737		3,154		2,267		2,089
Average loans and leases (2)	27,752		24,756		22,340		14,586		13,286
Average deposits	28,454		24,911		22,300		14,550		13,380
Average long-term debt and capital securities	4,988		3,880		2,541		1,074		817
Average stockholder’s equity	4,631		4,063		3,441		2,079		1,903
Balance Sheet Data At Year End:
(dollars in millions)
Assets	$50,054		$38,352		$34,749		$21,647		$18,457
Securities available for sale	7,955		5,773		3,941		2,542		1,961
Loans and leases (2)	32,760		25,773		24,231		15,224		13,972
Deposits	33,614		26,403		24,557		15,334		14,128
Long-term debt and capital securities	6,305		4,221		3,636		2,463		882
Stockholder’s equity	5,730		4,263		3,867		2,002		1,989
Selected Financial Ratios For the Year Ended:
Return on average total assets (ROA)	1.15%		1.22%		1.15%		1.31%		1.23%
Return on average stockholder’s equity (ROE)	10.22		10.74		10.50		12.25		11.37
Net interest margin (taxable-equivalent basis)	3.88		4.31		4.57		4.73		4.75
Net loans and leases charged off to average loans and leases	0.23		0.30		0.53		0.56		0.37
Efficiency ratio (3)	53.96		52.96		54.76		52.96		55.45
Average equity to average total assets	11.21		11.32		10.97		10.68		10.81
At year end:
Allowance for loan and lease losses to total loans and leases	1.33		1.52		1.59		1.28		1.24
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.45		0.59		1.02		0.79		0.87
Allowance for loan and lease losses to nonaccruing loans and leases	3.49	x	2.93	x	1.70	x	2.00	x	1.84	x
Regulatory Capital Ratios:
Leverage Ratio (4):
Bank of the West	9.69%		9.55%		9.17%		7.18%		7.95%
First Hawaiian Bank	10.39		9.91		9.21		8.39		8.99
Union Safe Deposit Bank(5)	8.16		—		—		—		—
Tier 1 capital (risk-based):
Bank of the West	10.57		10.72		9.93		7.85		8.78
First Hawaiian Bank	13.62		12.85		11.19		9.52		9.19
Union Safe Deposit Bank(5)	11.02		—		—		—		—
Total capital (risk-based):
Bank of the West	12.41		12.94		12.23		10.90		11.72
First Hawaiian Bank	15.86		15.21		13.56		11.81		11.27
Union Safe Deposit Bank(5)	11.83		—		—		—		—

(1)	The Company adopted the consolidation provisions of FIN 46 in the third quarter for one variable interest entity (REFIRST, Inc.) formed prior to February 1, 2003.

(2)	These balances include loans held-for-sale and are not adjusted for loan and lease losses.

(3)	The efficiency ratio is noninterest expense as a percentage of net interest income plus noninterest income.

(4)	The capital leverage ratios are based on quarterly averages.

(5)	Union Safe Deposit Bank was acquired on November 1, 2004. See Note 2 to the Consolidated Financial Statements for additional information.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     Certain matters contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in the statements. Readers should carefully consider those risks and uncertainties in reading this report. In addition to factors discussed elsewhere in this report, other factors that could cause our results to differ include, but are not limited to:

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Glossary

     See “Glossary of Financial Terms” for definitions of certain terms used in this report.

OVERVIEW

     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $50.1 billion. It is a wholly owned subsidiary of Paris-based BNP Paribas. The Company is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. As of December 31, 2004, its principal subsidiaries were Bank of the West (Bank of the West or BOW) (466 full service retail branches and 14 limited service retail offices in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming) and First Hawaiian Bank (First Hawaiian or FHB) (61 branches in Hawaii, Guam and Saipan). In this report, BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”

Acquisitions

     Community First Bankshares Acquisition

     On November 1, 2004, we acquired 100 percent of the outstanding stock of Community First Bankshares, Inc., (Community First) a holding company that operated Community First National Bank (CFB). The purchase price of approximately $1.2 billion was paid in cash and was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (FAS 141). Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. We recorded $913 million of goodwill and $97 million of identifiable intangibles related to the Community First acquisition.

     The final allocation of the purchase price will be established after completing the analysis to determine the fair values of Community First’s tangible assets and liabilities and identifiable intangible assets and final decisions regarding integration activities have been made. The acquisition of Community First added 10 states to the Company’s footprint, and added to our market share in California and New Mexico. CFB operated 166 banking locations (153 full service retail branches and 13 limited service retail offices) in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Community First’s retail operations complement BOW’s existing network in California, Nevada, New Mexico and the Pacific Northwest. At October 31, 2004, Community First had total assets of $5.5 billion, total deposits of $4.5 billion and loans of $3.4 billion. Beginning November 1, 2004, the results of operations of Community First were included in our Consolidated Financial Statements. Branches of CFB were fully integrated into BOW’s network in the fourth quarter of 2004.

     The Company adopted formal restructuring plans in the fourth quarter of 2004. These restructuring plans targeted areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services including data processing and marketing and to focus the Company’s resources on activities that will promote growth in the business. We will be consolidating excess facilities and evaluating areas where we will be able to take advantage of existing facilities. We have estimated net cost savings of approximately $50 million per year beginning in 2006 from restructuring efforts. In 2005, the Company expects to realize net cost savings of more than $35 million. Exit costs related to Community First activities are expected to approximate $25 million and are accrued as a liability. Approximately 200 employees have been or will be displaced in conjunction with the acquisition. We are also expecting to incur conversion and restructuring expenses totaling approximately $18 million. In 2004, the Company incurred approximately $14 million of restructuring expenses related to the Community First acquisition. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2005.

     USDB Bancorp Acquisition

     On November 1, 2004, we also acquired USDB Bancorp (USDB), parent company of Union Safe Deposit Bank. USDB was a holding company headquartered in Stockton, California, and operated 19 Union Safe Deposit Bank branches in San Joaquin and Stanislaus Counties in the Central Valley of California. The purchase price of approximately $245 million was paid in cash to acquire 100% of the outstanding stock of USDB and was accounted for as a purchase in accordance with FAS 141. Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values. In addition, the

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Company expects to accrue approximately $25 million related to change of control payments. We recorded $170 million of goodwill and $15 million of identifiable intangibles related to the USDB acquisition.

     As of October 31, 2004, USDB had total assets of $1.2 billion, total deposits of $899 million and total loans of $676 million. Exit costs related to USDB activities are expected to be approximately $7 million and are accrued as a liability. Approximately 160 employees have been or will be displaced in conjunction with the acquisition. The Company is also expecting to incur conversion and restructuring expenses totaling approximately $4 million. In 2004, the Company incurred approximately $2 million in restructuring expenses. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2005.

     The conversion and merger of Union Safe Deposit Bank into Bank of the West occurred in January of 2005. Expanding Bank of the West’s presence in California has been one of the Company’s strategic goals. This acquisition gives us the opportunity to service a broader region of the Central Valley. The Company has estimated net cost savings of approximately $20 million per year beginning in 2006 from restructuring efforts. In 2005, the Company expects to realize net cost savings of more than $15 million.

Strategic Initiatives

     The Company has continued to implement a series of initiatives that are designed to improve customer service and expand our physical footprint through branch expansion and acquisitions. The focus of the Company is to promote long-lasting customer service relationships through upgrading technology and implementing new training vehicles. The Company strives for a “high touch” personalized marketing position, promoting brand recognition through logos and community outreach. The Company is expanding its line of financial services to its customers through internal initiatives as well as acquisitions. This includes insurance services that it attained through its acquisition of Community First. Bank of the West currently operates 57 insurance agencies in eight states and is planning to expand the insurance operations through acquisitions.

     Bank of the West’s Commercial Banking Group is planning to expand geographically and also increase its product offering for the Commercial Banking Division, the Agribusiness Banking Division and the Real Estate Industries Division. The Commercial Banking Group has created two new departments, National Middle Market Leasing and the Commercial Finance Department. The Government Banking Department is in the process of expanding to include a Public Finance program. The geographic expansion plans will include locations in Colorado as a first step, and one or two other states to be determined. Denver will be the initial location for the first office to take advantage of the new footprint as a result of the merger with Community First. National Middle Market Leasing will originate lease transactions nationwide, targeting middle market companies with sales of $25 million - $500 million. The focus will be on leases of $250 thousand - $10 million.

     Bank of the West’s Consumer Finance Group is planning to expand geographically and also increase its product offerings. The geographic expansion includes the Midwest and other states in the new footprint resulting from the merger with Community First. Additional expansion of the auto loan product in adjacent markets is also being considered.

     First Hawaiian Bank’s focus is on its core markets of Hawaii, Guam and Saipan. The primary effort is to deepen our relationships with existing customers by offering new products and aggressively attempting to meet their needs. In addition, due to improving economic conditions in Hawaii, Guam and Saipan, First Hawaiian Bank seeks to increase loan and deposit volumes by developing relationships with new customers. Also, as part of the effort to focus on our core markets First Hawaiian Bank’s Commercial Banking Group has nearly completed its planned reduction in the Media Finance and Corporate National areas.

     First Hawaiian Bank’s Consumer Banking Group is growing its commercial card business, offering sophisticated credit card products to serve the needs of our business customers at both First Hawaiian Bank and Bank of the West. Investments are being made in this business line to enhance customer service and improve staff efficiencies.

     First Hawaiian Bank’s Financial Management Group will also be making investments in technology to enhance customer service and create synergies to develop new business. In addition, on June 1, 2004, Bishop Street Capital Management, the investment management subsidiary of First Hawaiian Bank, acquired CIC/HCM Asset Management, Inc., the largest independent institutional fixed-income specialist in Hawaii with $300 million under management. The acquisition reaffirms First Hawaiian Bank’s commitment to expanding its strong, Hawaii-based investment team.

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

CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2004. We have policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. However, given the sensitivity of our Consolidated Financial Statements to these accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

     Our accounting policies are discussed in detail in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified the following accounting estimates that we believe are material due to the levels of subjectivity and judgment necessary to account for uncertain matters or where these matters are particularly subject to change.

•	Allowance for loan and lease losses (the “Allowance”): The Company’s allowance for loan and lease losses represents management’s best estimate of probable losses inherent in the existing loan and lease portfolio as of the balance sheet date. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral. Using this methodology, we allocate the Allowance to individual loans and leases and to the categories of loans and leases representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements describes how we evaluate loans for impairment. Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan and lease types. If general or specific regional economic factors were to improve or deteriorate significantly, we may need to revise our loss factors, thereby decreasing or increasing our allowance. Furthermore, the estimated fair value of collateral may differ from what is realized upon the sale of that collateral. Due to the subjective nature of estimating an adequate allowance for loan and lease losses, economic uncertainties and other factors, some of the allowance is not allocated to specific categories of loans and leases. The Corporation monitors differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of credit portfolios and the methodologies used to estimate incurred losses in those portfolios. In management’s judgment, the Allowance has historically been adequate to absorb losses inherent in the loan and lease portfolios. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming loans and leases, and charge-offs in the future. We will continue to monitor economic developments closely and make necessary adjustments to the Allowance accordingly.

•	Goodwill: Goodwill recorded on the books of the Company resulted from business acquisitions. It arose when the purchase price exceeded the assigned value of the net assets of acquired businesses. In each situation, it was based on estimates and assumptions that were subject to management’s judgment and was recorded at its estimated fair value at the time purchase accounting estimates of acquired entities were concluded. As of December 31, 2004, we had $4.3 billion in goodwill on our Consolidated Balance Sheet. The value of this goodwill is supported by the revenue we generate from our business segments. A decline in earnings as a result of material lack of growth, or our inability to deliver services in a cost-effective manner over a long time period could lead to possible impairment of goodwill, and this would be booked as a write-down in our income statement. We perform an impairment test for goodwill annually, or as circumstances dictate. The evaluation methodology for potential impairment is centered on the projection of cash flows into the future using present value techniques and, as such, involves significant management judgment in the modeling of estimates and assumptions. If the projected net cash flow

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

assumptions are too high, or if the discount rate used is too low, there is a risk that impairment should have been recognized, but was not recorded. We use a two-step process to evaluate possible impairment. The first step compares the fair value of a reporting unit, which is an individual business segment of the Company, to its carrying amount. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount exceeds the fair value, then a second step is conducted whereby we assign fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. The implied fair value of goodwill is compared with the carrying amount of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. We performed the impairment testing of goodwill required under FAS No. 142 for the year ended December 31, 2004, in the fourth quarter. Due to the inherent imprecision of projections used in the impairment test, a number of different scenarios were used. In addition to using anticipated balance sheet growth, scenarios for 25% more and 20% less than the anticipated growth were used. Furthermore, in projecting cash flows, a continuing value scenario as well as a terminal value scenario were used. Finally, two separate discount rate scenarios were used. The first discount rate used was the weighted average cost of capital, which is a composite of the after-tax cost of debt and cost of equity. The second discount rate was the cost of equity using a capital asset pricing model. The conclusion after testing under each of these scenarios was that there was no impairment of goodwill.

FINANCIAL OVERVIEW

Income Statement Analysis

2004 compared with 2003

     The Company reported net income of $473.4 million for the year ended December 31, 2004, compared with $436.6 million for the year ended December 31, 2003. Net interest income was $1,352 million compared with $1,294 million, primarily due to an increase in interest earning assets resulting from organic growth and the acquisitions of Community First and USDB. Average loans increased by $3.0 billion; average securities available for sale increased by $1.6 billion. The Company increased its consumer lending and purchased residential mortgage loans and securities in a year when commercial borrowing was still relatively slow. The acquisitions of Community First and USDB also contributed to the increase in both average loans and leases and average investment securities. The net interest margin decreased 43 basis points (1% equals 100 basis points) as a result of the effects of a flattening yield curve in which short-term rates have risen more quickly than long-term rates. Noninterest income was $431.5 million compared with $392.2 million. The increase was predominately due to the requirement of accounting for certain automobile leases as operating leases rather than direct finance leases, increased service charges on deposit accounts and other service charges and fees as well as increased revenue from the sales of other real estate owned and miscellaneous assets. The increase in noninterest income was also impacted by the acquisitions of Community First and USDB in November 2004. Noninterest expense was $962.5 million compared with $892.8 million, with the increase primarily due to increased salaries and wages expense resulting from a higher full-time equivalent employee count that resulted from the acquisitions, restructuring expenses related to the acquisitions of Community First and USDB and vehicle depreciation incurred from the change in accounting for auto leases.

Balance Sheet Analysis

     The Company had total assets of $50.1 billion at December 31, 2004, up 30.5% from a year earlier. Securities available for sale totaled $8.0 billion, an increase of 37.8% from the same date in 2003. Loans and leases totaled $32.7 billion, up 27.1% from the prior year. Deposits were $33.6 billion, up 27.3% from a year earlier. The increases were due to both internal growth and the acquisitions of Community First and USDB.

     Nonperforming assets were reduced to 0.45% of loans, leases and foreclosed properties at December 31, 2004, an improvement from 0.59% at December 31, 2003. The allowance for loan and lease losses was 1.33% of total loans and leases at December 31, 2004, compared with 1.52% at December 31, 2003. The decrease in nonperforming assets was primarily due to loan repayments and sales. Loan and lease charge-offs and workouts also contributed to the decrease.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Interest Income

2004 compared with 2003

     Net interest income increased to $1,352 million from $1,294 million.

     The increase in net interest income was primarily the result of a $4.8 billion, or 16.1%, increase in average earning assets. The increase in our average earning assets was predominately the result of growth in loans (from originations and purchases) and securities available for sale. The effect of the increase from average earning assets was offset by a 43 basis point reduction in our net interest margin. The effect of a flattening yield curve has continued to hold down the yield on earning assets while rates paid on sources of funds fell only slightly from prior year.

2003 compared with 2002

     Net interest income for the year ended December 31, 2003 increased 8.6% to $1,294 million as compared with $1,191 million for the prior year.

     The increase in net interest income was principally the result of a $4.0 billion, or 15.3%, increase in average earning assets. The increase in our average earning assets was primarily the result of internal growth in loans, leases and securities available for sale as well as the earning assets obtained from United California Bank (“UCB”) contributing for a full year during 2003 versus only nine and one half months during 2002. The increase in average earning assets was partially offset by a 26 basis point reduction in our net interest margin. The continuing effect of historically low interest rates reduced the yield on earning assets to a greater extent than rates paid on sources of funds.

Net Interest Margin

2004 compared with 2003

     The net interest margin decreased by 43 basis points due primarily to the effects of the flattening yield curve, which had the effect of reducing our yield on earning assets by 44 basis points to 5.15% from 5.59%, while it decreased our rates paid on sources of funds by only one basis point to 1.27% from 1.28%. The decrease in the yield on average earning assets was partially offset by an increase of $1,058 million, or 14.8%, in average noninterest-bearing deposits.

2003 compared with 2002

     The net interest margin decreased by 26 basis points due primarily to the effects of the decreasing interest rate environment that continued into 2003. While the decreasing rate environment reduced our yield on earning assets by 76 basis points to 5.59% from 6.35%, it also decreased our rate paid on sources of funds by 50 basis points to 1.28% from 1.78%. Also offsetting the decrease in the yield on average earning assets, average noninterest-bearing deposits maintained by retail and commercial customers in both banks increased by $1.4 billion, or 25.5%. Higher yielding average domestic time deposits decreased 7.7% due, in part, to maturities of certificates originated in a higher interest rate environment.

Average Earning Assets

2004 compared with 2003

     The increase in average earning assets was predominately due to internal growth in the average loan and lease portfolio, higher average securities available for sale and the acquisitions of Community First and USDB in the fourth quarter of 2004. The $3.0 billion, or 12.1%, increase in average total loans and leases was primarily due to increased consumer lending, purchased residential mortgages and loans and leases acquired from Community First and USDB. Consumer loans continue to grow due to the strength in the consumer market and the low interest rates on consumer loans. As growth in commercial lending was relatively low during the past year, funds were used to purchase residential mortgages as well as securities available for sale. Average total securities available for sale were $6.3 billion, up $1.6 billion, or 33.5%, primarily due to internal growth and the two acquisitions.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2003 compared with 2002

     The full-year contribution of earning assets from the UCB acquisition, continuing internal growth of Bank of the West’s loan and lease portfolio and higher levels of investment securities in both Banks, are primarily responsible for the increase in average earning assets. The $2.4 billion, or 10.8%, increase in average total loans and leases primarily due to increased consumer lending, purchased residential mortgages and the UCB acquisition. As commercial lending was relatively slow in 2003, funds were used to purchase residential mortgages as well as securities available for sale. Consequently, average total securities available for sale also increased to $4.7 billion, up $1.6 billion, or 50.2%.

Average Loans and Leases

2004 compared with 2003

     A significant portion of the increase was due to loans and leases acquired from Community First and USDB. Average consumer loans increased $1.4 billion, or 20.7%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Average residential real estate loans increased by $0.7 billion. The modest increase in commercial, financial and agricultural loans in both banks also contributed to the increase.

2003 compared with 2002

     The increase in average loans and leases was primarily due to the full-year contribution of loans acquired through UCB and internal growth. Average consumer loans within Bank of the West increased approximately $1.0 billion, or 18.9%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while purchases increased the average residential mortgage portfolio. Average loans and leases in First Hawaiian Bank decreased slightly, primarily due to the planned reduction in certain syndicated national credits, partially offset by increased consumer loans.

Average Interest-Bearing Deposits and Liabilities

2004 compared with 2003

     The $3.9 billion, or 16.6%, increase in average interest-bearing deposits and liabilities was substantially due to growth in our customer deposit base and an increase in average long-term debt and average short-term borrowings. Average deposits increased substantially due to internal growth in the regular and money market savings, foreign and time deposits, demand deposit and interest-bearing checking portfolios and partly due to the Community First and USDB acquisitions. Borrowings from the Federal Home Loan Bank increased average long-term debt, while overnight Federal funds purchases were largely responsible for the increase in short-term borrowings.

2003 compared with 2002

     The increase in average interest-bearing deposits and liabilities was primarily due to an increase in average long-term debt and growth in our customer deposit base. Average interest-bearing deposits increased due to the full-year contribution to averages from the UCB acquisition, as well as internal growth in the demand deposit and interest-bearing checking, regular and money market savings portfolios. These increases were partially offset by a decrease in average certificates of deposit. Average short-term borrowings decreased primarily due to the replacement of $800 million of short-term financing, entered into with BNP Paribas in conjunction with the BNP Paribas Merger, with long-term financing in November 2002. The reduction of this short-term borrowing for all of 2003, as opposed to only a portion of 2002, is partially responsible for the decrease in average short-term debt, while increasing average long-term debt. Long-term borrowings from the Federal Home Loan Bank also increased average long-term debt.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

     The following table presents the consolidated average balance sheets, an analysis of interest income/expense and average yield/rate on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2004, 2003 and 2002) to make them comparable with taxable items before any income taxes are applied.

	Year Ended December 31,
	2004			2003			2002
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$5,493	$44	0.80%	$7,154	$48	0.67%	$4,391	$157	3.58%
Foreign	302,019	4,480	1.48	196,247	2,335	1.19	155,821	2,789	1.79

Total interest-bearing deposits in other banks	307,512	4,524	1.47	203,401	2,383	1.17	160,212	2,946	1.84
Federal funds sold and securities purchased under agreements to resell	344,528	5,292	1.54	200,456	2,379	1.19	258,890	4,401	1.70
Trading assets	7,722	171	2.21	50,598	1,329	2.63	30,018	1,160	3.86
Securities available for sale(1):
Taxable	6,303,327	219,052	3.48	4,722,007	174,187	3.69	3,141,352	146,346	4.66
Exempt from Federal income taxes	21,012	665	3.16	15,233	898	5.90	12,529	1,158	9.24

Total securities available for sale	6,324,339	219,717	3.47	4,737,240	175,085	3.70	3,153,881	147,504	4.68
Loans and leases (2), (3):
Domestic	27,387,252	1,536,239	5.61	24,398,117	1,468,447	6.02	21,958,985	1,464,188	6.67
Foreign	364,378	24,101	6.61	357,565	24,848	6.95	380,856	28,369	7.45

Total loans and leases	27,751,630	1,560,340	5.62	24,755,682	1,493,295	6.03	22,339,841	1,492,557	6.68
Other interest earning assets	173,546	6,335	3.65	123,635	5,623	4.55	135,894	8,437	6.21

Total earning assets	34,909,277	1,796,379	5.15	30,071,012	1,680,094	5.59	26,078,736	1,657,005	6.35

Noninterest-bearing assets:
Cash and due from banks	1,475,906			1,386,492			1,385,444
Premises and equipment	555,859			462,804			378,991
Other intangibles	192,853			198,681			201,238
Goodwill	3,409,012			3,227,064			3,129,507
Other assets	763,998			552,002			196,135

Total noninterest-bearing assets	6,397,628			5,827,043			5,291,315

Total assets	$41,306,905			$35,898,055			$31,370,051

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$318,431	$308	0.10%	$276,309	$345	0.12%	$334,522	$915	0.27%
Savings	11,459,360	66,898	0.58	10,195,940	64,906	0.64	8,435,637	94,327	1.12
Time	7,273,233	121,811	1.67	6,707,813	109,622	1.63	7,265,406	177,137	2.44
Foreign	1,207,794	14,390	1.19	594,351	5,359	0.90	576,862	9,087	1.58

Total interest-bearing deposits	20,258,818	203,407	1.00	17,774,413	180,232	1.01	16,612,427	281,466	1.69
Short-term borrowings	2,179,392	29,285	1.34	1,875,304	21,424	1.14	2,016,947	34,152	1.69
Long-term debt and capital securities	4,987,503	210,133	4.21	3,879,639	183,551	4.73	2,541,319	149,712	5.89

Total interest-bearing deposits and
liabilities	27,425,713	442,825	1.61	23,529,356	385,207	1.64	21,170,693	465,330	2.20

Interest rate spread			3.54%			3.95%			4.15%
Noninterest-bearing deposits	8,195,163			7,137,066			5,687,550
Other liabilities	1,054,894			1,168,446			1,070,679

Total liabilities	36,675,770			31,834,868			27,928,922
Stockholder’s equity	4,631,135			4,063,187			3,441,129

Total liabilities and stockholder’s equity	$41,306,905			$35,898,055			$31,370,051

Impact of noninterest-bearing sources			0.34%			0.36%			0.42%
Net interest income and margin on total earning assets		1,353,554	3.88%		1,294,887	4.31%		1,191,675	4.57%
Tax equivalent adjustment		1,216			1,304			820

Net interest income		$1,352,338			$1,293,583			$1,190,855

(1) Average debt securities available for sale were computed based on historical amortized cost, excluding the effect of FAS No. 115 adjustments.

(2) Nonaccruing loans and leases, and loans held for sale have been included in the average loan and lease balances.

(3) Interest income for loans and leases included loan and lease fees of $44.4 million, $62.7 million and $53.8 million for 2004, 2003 and 2002, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Table 2: Analysis of Changes in Net Interest Income (Taxable-Equivalent Basis)

     The following table analyzes the dollar amount of change (on a taxable-equivalent basis) in interest income and expense and the changes in dollar amounts attributable to:

(a)	changes in volume (changes in volume times the prior year’s rate),

(b)	changes in rates (changes in rates times the prior year’s volume), and

(c)	changes in rate/volume (change in rate times change in volume).

     In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

	Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due To			Increase (Decrease) Due To
			Net Increase			Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

INTEREST INCOME
Interest-bearing deposits in other banks:
Domestic	$(12)	$8	$(4)	$64	$(173)	$(109)
Foreign	1,472	673	2,145	618	(1,072)	(454)

Total interest-bearing deposits in other banks	1,460	681	2,141	682	(1,245)	(563)
Federal funds sold and securities purchased under agreements to resell	2,067	846	2,913	(865)	(1,157)	(2,022)
Trading assets	(977)	(181)	(1,158)	622	(453)	169
Securities available for sale (1):
Taxable	55,452	(10,587)	44,865	62,794	(34,953)	27,841
Exempt from Federal income taxes	270	(503)	(233)	216	(476)	(260)

Total securities available for sale	55,722	(11,090)	44,632	63,010	(35,429)	27,581
Loans and leases (2) (3):
Domestic	172,038	(104,246)	67,792	154,199	(149,940)	4,259
Foreign	467	(1,214)	(747)	(1,679)	(1,842)	(3,521)

Total loans and leases	172,505	(105,460)	67,045	152,520	(151,782)	738
Other interest earning assets	1,969	(1,257)	712	(711)	(2,103)	(2,814)

Total earning assets	232,746	(116,461)	116,285	215,258	(192,169)	23,089

INTEREST EXPENSE
Deposits:
Domestic:
Interest-bearing demand	48	(85)	(37)	(138)	(432)	(570)
Savings	7,643	(5,651)	1,992	16,917	(46,338)	(29,421)
Time	9,418	2,771	12,189	(12,748)	(54,767)	(67,515)
Foreign	6,887	2,144	9,031	268	(3,996)	(3,728)

Total interest-bearing deposits	23,996	(821)	23,175	4,299	(105,533)	(101,234)
Short-term borrowings	3,767	4,094	7,861	(2,260)	(10,468)	(12,728)
Long-term debt and capital securities	48,266	(21,684)	26,582	67,543	(33,704)	33,839

Total interest-bearing deposits and liabilities	76,029	(18,411)	57,618	69,582	(149,705)	(80,123)

Increase (decrease) in net interest income	$156,717	$(98,050)	$58,667	$145,676	$(42,464)	$103,212

(1) Debt securities available for sale volume was computed based on historical amortized cost, excluding the effect of FAS No. 115 adjustments.

(2) Nonaccruing loans and leases, and loans held for sale have been included in the computations of volume balances.

(3) Interest income for loans and leases included loan and lease fees of $44.4 million, $62.7 million and $53.8 million, for 2004, 2003 and 2002, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

     The following table reflects the key components of noninterest income for the years indicated:

	Year Ended December 31			2004/2003 Change		2003/2002 Change
(dollars in thousands)	2004	2003	2002	Amount	%	Amount	%

Service charges on deposit accounts	$163,679	$155,243	$139,030	$8,436	5.4%	$16,213	11.7%
Trust and investment services income	40,580	38,045	37,198	2,535	6.7	847	2.3
Other service charges and fees	153,911	142,030	127,297	11,881	8.4	14,733	11.6
Net gains on securities available for sale	873	4,289	1,953	(3,416)	(79.6)	2,336	119.6
Vehicle and equipment leases income	17,092	—	—	17,092	—	—	—
Other	55,365	52,572	30,423	2,793	5.3	22,149	72.8

Total noninterest income	$431,500	$392,179	$335,901	$39,321	10.0%	$56,278	16.8%

     Included in other service charges and fees are loan prepayment fees, substantially all of which are related to commercial loans, of $7.5 million, $8.3 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. These fees generally arise during a falling interest rate environment as those customers who prefer fixed-rate loans seek to refinance with other lenders. The fees are cyclical and typically lower during an increasing interest rate environment.

2004 compared with 2003

     A significant portion of the increase in service charges on deposit accounts was due to higher fee income from overdraft and nonsufficient fund transactions, the effect of having acquired Community First and USDB deposit accounts in November 2004 and an increase in average deposit balances of approximately 14.2%, offset by lower servicing fee income.

     The increase in trust and investment services income was predominately due to higher income from fees on trust accounts acquired from Community First and higher income resulting from new business.

     The increase in other service charges and fees was partially attributed to higher merchant services fees resulting from an increase in the number of retail merchant accounts and higher retail sales volume. Higher fees from debit card and ATM transactions also contributed to the increase.

     Net gains on securities available for sale totaled $0.9 million, compared with net gains of $4.3 million. The higher gains in 2003 were due to portfolio restructuring activities.

     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases.

     A significant portion of the increase in other noninterest income was attributed to gains on the disposal of certain fixed assets and higher gains on the sale of other real estate owned, partially offset by reduced gains on the sale of residential loans, lower gains on the sale of a leveraged lease and lower income from the sale of loans in the Essex subsidiary as Essex continued to retain loans in its portfolio rather than selling them.

2003 compared with 2002

     The increase in service charges on deposit accounts was primarily attributed to an increase in average deposit balances of approximately 11.7%, higher servicing fee income as a result of repricing changes in account analysis, higher fee income from overdraft and nonsufficient fund transactions and the full year effect of acquired UCB deposit accounts instead of only nine and a half months as in 2002.

     The increase in other service charges and fees was primarily due to increased revenue resulting from a concentrated effort in growing the sales of investment products, higher commissions from the issuance of letters of credit, higher merchant services fees resulting from an increase in the number of retail merchant accounts and higher retail sales volume, higher income from debit and

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

credit card transactions as a result of increased utilization of existing and new VISA® and MasterCard® accounts, higher income from non yield related fees on commercial loans and higher rental income resulting from surplus properties acquired from UCB.

     The increase in net gains on securities available for sale was due to portfolio restructuring activities.

     The increase in other noninterest income was partially attributed to higher gains on the sale of lease residual interests, other real estate owned and miscellaneous assets as well as increased revenue from derivative sale activities and the full year impact of the UCB acquisition.

NONINTEREST EXPENSE

     The following table reflects the key components of the change in noninterest expense for the years indicated:

	Year Ended December 31,			2004/2003 Change		2003/2002 Change
(dollars in thousands)	2004	2003	2002	Amount	%	Amount	%

Personnel:
Salaries and wages	$359,480	$342,985	$327,648	$16,495	4.8%	$15,337	4.7%
Employee benefits	141,104	139,198	111,810	1,906	1.4	27,388	24.5

Total personnel expense	500,584	482,183	439,458	18,401	3.8	42,725	9.7

Occupancy	91,770	87,514	85,821	4,256	4.9	1,693	2.0
Outside services	85,222	85,315	78,803	(93)	(0.1)	6,512	8.3
Intangible amortization	26,535	23,054	20,047	3,481	15.1	3,007	15.0
Equipment	49,814	47,197	48,259	2,617	5.5	(1,062)	(2.2)
Depreciation-vehicle and equipment operating leases	15,275	—	—	15,275	—	—	—
Stationery and supplies	25,054	25,416	29,016	(362)	(1.4)	(3,600)	(12.4)
Advertising and promotions	26,717	23,535	27,420	3,182	13.5	(3,885)	(14.2)
Restructuring and integration costs	16,144	—	17,595	16,144	—	(17,595)	—
Other	125,434	118,621	89,655	6,813	5.7	28,966	32.3

Total noninterest expense	$962,549	$892,835	$836,074	$69,714	7.8%	$56,761	6.8%

2004 compared with 2003

     The increase in salaries and wages expense was attributable to a higher full-time equivalent employee count partly due to the acquisitions of Community First and USDB.

     The increase in occupancy expense was substantially due to the acquisitions of Community First and USDB.

     The increase in amortization of intangible assets was predominately a result of the amortization of the core deposit and insurance intangibles resulting from the Community First and USDB acquisitions.

     The increase in depreciation on vehicle and equipment operating leases was the result of vehicle depreciation costs incurred from the change in accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases. See Note 9 (Operating Leases) to the Consolidated Financial Statements for additional information.

     The increase in advertising and promotion expenses was due to higher advertising activities in 2004 related to deposit campaigns and campaigns to promote brand recognition.

     The $16.1 million in restructuring and integration costs were related to the acquisitions of Community First and USDB ($10.9 million in contracted services, $1.7 million in travel related expenses, $1.6 million in stationery and supplies, $0.6 million in salaries and benefits, $0.6 million in advertising and promotions and $0.7 million in other miscellaneous expenses).

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The increase in other noninterest expense was partially due to higher fees resulting from increased transaction volume related to airline branded credit cards, significantly offset by a decrease in the residual value of certain leveraged leases in 2003 and lower split dollar life insurance expenses as a result of marking policies to cash surrender value.

2003 compared with 2002

     The increase in salaries and wages expense was primarily attributable to the full year impact of the acquisition of UCB and normal salary increases.

     The increase in employee benefits expense was primarily due to higher group healthcare insurance, increased incentive compensation, higher pension and retirement plan expense due to a recognized actuarial loss, and higher worker’s compensation insurance as a result of increased costs as well as the full year impact of UCB.

     The increase in outside services expense was primarily due to higher data processing and contracted services expense resulting from the full year effect of the UCB acquisition.

     The increase in amortization of intangible assets was primarily a result of the full year amortization of the core deposit intangibles resulting from the acquisition of UCB.

     The decrease in advertising and promotion expenses was primarily the result of higher advertising and promotion expenses in 2002 to promote brand recognition and retain the customer base acquired through the acquisition of UCB.

     The increase in other noninterest expense was primarily attributable to higher depreciation expense on software incurred as a result of the conversion of UCB operating systems, higher general liability and property insurance, higher co-branded partner fees due to increased transaction volume related to airline branded credit cards, increased charitable contributions, as well as $4.7 million in costs associated with restructuring certain leverage leases in 2003. The increase was partially offset by lower travel and restructuring costs incurred during the UCB integration as well as lower outside legal and professional expense, lower collection and repossession expense, and lower check printing charges.

OPERATING SEGMENTS

     Our operations are managed principally through our two major bank subsidiaries, Bank of the West and First Hawaiian Bank. See Note 20 (Operating Segments) to the Consolidated Financial Statements for additional information.

Bank of the West

     Regional Banking

     2004 compared with 2003

     The Regional Banking segment’s net income increased $2.4 million, or 1.8% from $135.7 million to $138.1 million. Net interest income increased $15.1 million or 3.1% from last year. The increase is primarily related to the larger transfer pricing adjustment in the current year, offset by a 68 basis point decrease in the margin on demand deposits. Noninterest income increased $13.4 million or 8.2%. The increase is primarily due to increased service charges on deposit accounts, an increase in debit card interchange revenue and investment sales fees. Noninterest expense increased $31.2 million or 7.4%. The increase is primarily due to an increase in compensation expenses; direct occupancy costs related to two de novo branches and increased third party vendor contracts.

     Average loans and leases increased $806 million or 14.7%. The increase is primarily due to real estate residential loan purchases throughout the year and from the Community First acquisition in the fourth quarter of 2004.

     Average deposits increased $1.2 billion or 8.5%. The increase is primarily due to growth in core deposits and the Community First acquisition in 2004.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     2003 compared with 2002

     The Regional Banking segment’s net income increased $5.9 million in 2003, from $129.8 million in 2002, to $135.7 million . Net interest income increased $11.7 million or 2.4%. This increase included the impact of the acquisition of UCB in March of 2002, offset by margin compression. Noninterest income increased $19.4 million, or 13.5%, from 10.9% growth in average deposit balances and repricing of our fee structures. Growth in debit card interchange revenue from increased utilization of existing and new VISA® and MasterCard® accounts contributed to the increase in noninterest income. Noninterest expense increased $28.7 million, or 7.3%, compared to the prior year. Noninterest expense increased in 2003 due to the acquisition of UCB and increases in employee benefit expenses for group insurance. The provision for loan and lease losses decreased $4.0 million, or 26.0%, from the prior year due to higher recoveries of previously charged off loans. The growth in deposit balances was driven by core deposits, offset by a decline in certificates of deposits.

Commercial Banking

     2004 compared with 2003

     The Commercial Banking segment’s net income decreased to $152.7 million, down $1.2 million, or 0.8%, from $153.9 million. Net interest income increased $2.9 million, or 0.9%. Noninterest income increased $4.7 million, or 9.7%. The increase is partially related to increased commission fees, syndication fees and gains on the sale of SBA loans from the growth in the SBA portfolio, offset by decreased service charges and SBA servicing income. Noninterest expense increased $2.7 million, or 2.3%. The increase is partly due to higher compensation and employee healthcare benefits. Provision for credit losses increased by $2.0 million in 2004 to $1.4 million primarily related to a large recovery in 2003.

     Average loans and leases in 2004 increased 9.8% from 2003 to $7.7 billion. The increase was partly due to new equipment leases and SBA lending. The interest margin on loans and leases decreased 11 basis points to 2.75% during 2004 due to declining margins in all product categories.

     Average deposits increased 17.5% to $3.6 billion in 2004. The increase was partly due to higher core deposits and shorter-term negotiable CD’s. The deposit margin decreased 67 basis points to 1.66% in 2004. The decrease in deposit margin from the prior year is due to a decrease in transfer pricing on demand deposit accounts, which declined by 68 basis points, and a 75 basis point decline in margin on money market savings accounts.

     2003 compared with 2002

     The Commercial Banking segment’s net income increased to $153.9 million, up $45.0 million, or 41.3%, from $108.9 million. Net interest income increased $54.0 million, or 20.6%. Noninterest income increased $16.6 million, or 52.4%. Noninterest expense increased $15.8 million or 15.6%. The provision for loan and lease losses decreased $15.3 million due to improved credit quality and a large increase in recoveries of loans previously charged off.

     Commercial Banking achieved growth in loans, deposits, and net income due to strong performances in SBA lending, church lending, healthcare, and cash management, as well as the acquisitions of UCB and Trinity Capital. Interest margins on loans and leases decreased, as maturing higher yielding loans and leases were replaced by lower yielding loans and leases. Deposit margins decreased due to a declining interest rate environment. Noninterest income growth was driven by the UCB and Trinity acquisitions, loan prepayment fees, lease servicing, and strong growth in cash management, derivatives, and foreign exchange revenues. Commercial Banking pursued a strategy of leveraging efficiencies gained through the expanded resources resulting from the UCB and Trinity Capital acquisitions, while focusing on niche markets where there is a competitive advantage, such as equipment leasing, SBA lending and church lending.

     Consumer Finance

     2004 compared with 2003

     The Consumer Finance segment’s net income increased $12.4 million, or 19.7% to $75.4 million compared to $63.0 million in 2003. Net interest income was $212.2 million, compared to $207.1 million in 2003, an increase of 2.5%. Noninterest income

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

increased $12.6 million, or 106.8% to $24.4 million. The increase is partially due to recording lease payments as noninterest income for all auto leases booked under the operating method of accounting from February through July 2004. This increase was partially offset by lower gains on sales of loans through our Essex subsidiary, which were down $5.0 million in 2004. In February 2004 Essex began retaining a percentage of new loan originations in its own portfolio. In previous years Essex sold 100% of its loan originations. Noninterest expense increased $21.3 million to $81.6 million in 2004. The increase is due primarily to higher employee salaries and healthcare benefits, a decrease in deferred loan origination costs and higher depreciation expense as a result of the accounting for certain vehicle leases as operating leases. The provision for credit losses decreased $25.1 million from $54.6 million in 2003 to $29.5 million in 2004, due to an improvement in credit quality.

     Average assets in 2004 were $8.5 billion compared to $7.6 billion in 2003, an increase of 12.5%. This increase is due to increased indirect loan production and the addition of assets from the acquisition of Community First in the fourth quarter of 2004.

     2003 compared with 2002

     Net income was $63.0 million compared to $56.0 million. Net interest income was $207.1 million, compared to $183.1 million, an increase of 13.1%. This was the result of increased interest income generated from a larger asset base which resulted from higher loan origination volumes. Noninterest income remained flat from 2002. Essex experienced lower production levels in early 2003 as significant focus was placed on relocation of the operations and staffing changes. Noninterest expense increased $4.5 million, or 8.1%. This increase was primarily due to greater staff and occupancy requirements associated with growth in the loan origination and servicing areas. Additionally, increases in the cost of employee benefits and an increase in the use of outside services related to higher production volumes contributed to the higher expenses in 2003.

     The Consumer Finance segment remained very competitive in the indirect lending market and experienced strong production volumes in 2003, which positively impacted the segment’s total assets. Average assets for 2003 were $7.6 billion compared to $6.7 billion, an increase of $0.9 billion, or 13.4% over 2002. This increase is due to both the UCB acquisition that took place in 2002 and increased indirect loan production. The provision for loan and lease losses increased $9.4 million from $45.2 million in 2002 to $54.6 million in 2003. The provision was increased in response to the increase in Consumer Finance’s loan and lease credit exposures.

First Hawaiian Bank

     Retail Banking

     2004 compared with 2003

     The Retail Banking segment’s net income increased to $76.5 million, up $6.9 million, or 9.9%. Net interest income increased $14.7 million, or 6.4%, partially due to higher balances in earning assets. Noninterest income increased $0.4 million, or 0.7%. Noninterest expense increased $2.5 million, or 1.5%. Noninterest expense increased due to higher allocated expenses, partially offset by a decrease in occupancy expense corresponding to the purchase of the First Hawaiian Center in December 2003. The provision for credit losses decreased $1.4 million, or 22.2%. The decrease in the provision for credit losses was a result of improved credit quality which has led to a decrease in nonperforming assets and lower net charge offs.

     Average assets increased 11.6% to $3.8 billion, primarily due to increases in loans of $313 million. Average deposits increased to $7.1 billion, primarily due to an increase in core deposits.

     2003 compared with 2002

     Net income decreased to $69.6 million, down $1.7 million, or 2.4%. Net interest income decreased $4.3 million, or 1.8%, primarily due to a decrease in the net interest margin. Noninterest income increased $4.9 million, or 9.4% due to higher account analysis fees. Noninterest expense increased $6.5 million, or 4.0%, primarily the result of higher retirement plan expense.

     Average assets increased 1.8% to $3.4 billion, primarily due to higher commercial loan balances. Average deposits increased 8.0% to $6.5 billion, primarily due to an increase in core deposits.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Consumer Finance

     2004 compared with 2003

     Consumer Finance net income decreased to $36.7 million, down $0.6 million, or 1.6%. Net interest income was $87.7 million compared to $81.0 million, an increase of 8.3%. This was the result of increased interest income on higher loan balances. Noninterest income decreased $4.3 million, or 12.7%. The decrease was caused by lower gains on the sale of mortgages in 2004, compared with those of 2003. Noninterest expense increased $0.8 million, or 1.7%, primarily due to an increase in co-branded partner fees in 2004.

     Average assets increased 8.2% to $1.5 billion, partly due to increases in consumer and dealer flooring loans.

     2003 compared with 2002

     Net income increased to $37.3 million, up $7.7 million, or 26.0%. Net interest income increased $8.5 million, or 11.7%, primarily due to higher interest income on mortgage loans. Noninterest income increased $7.2 million, or 27.1%, due to gains on mortgage loan sales and fee income. Noninterest expense increased $4.0 million, or 9.6%, primarily due to higher incentive compensation and higher retirement plan expense.

     Average assets increased 4.5% to $1.4 billion, primarily due to higher balances in consumer and real estate mortgage loans.

     Commercial Banking

     2004 compared with 2003

     Commercial Banking’s net income decreased to $20.4 million, down $0.4 million, or 1.9%. Net interest income decreased $4.6 million, or 13.6%, partially due to lower earning assets. Noninterest income increased $0.9 million, or 7.3%, partly due to a $6.9 million fee on the sale of a lease in the second quarter of 2004, partially offset by a $4.1 million net gain on sale of the net investment in a lease and a gain on sale of low-income housing investments in 2003. Noninterest expense decreased $1.5 million, or 11.7%. The provision for credit losses decreased $3.9 million, or 88.6%, due to an improvement in credit quality.

     2003 compared with 2002

     Net income increased to $20.8 million, up $5.0 million, or 31.6%. Net interest income increased $10.6 million, or 45.5%, primarily due to higher interest income on commercial and mortgage loans. Noninterest income increased $6.2 million, or 100%, primarily due to a $4.1 million net gain on sale of a lease and a gain on sale of low-income housing projects and equipment. Noninterest expense increased $6.1 million, or 91.0%, primarily due to a $4.1 million pretax reduction in net investment of certain leveraged leases.

     Average assets increased 30.1% to $1.2 billion due to an increase in loans.

     Financial Management

     2004 compared with 2003

     The Financial Management segment’s net income was $2.7 million in 2004 and $2.6 million in 2003. Net interest income remained flat. Noninterest income increased by $0.5 million, or 1.7%. Noninterest expense increased $0.3 million, or 1.2%.

     2003 compared with 2002

     Net income increased to $2.6 million, up $0.7 million, or 36.8%. Net interest income remained flat. Noninterest income increased $2.8 million, or 10.4% primarily due to higher investment management fees. Investment fees were positively impacted by the economic upturn in the equity markets. Noninterest expense increased by $1.4 million, or 5.9%, primarily due to higher employee salaries and benefits.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SECURITIES AVAILABLE FOR SALE

     The Company focuses on the following four objectives for its available-for-sale portfolio:

•	Support its need for liquidity to fund loans or to meet unexpected deposit runoff. Liquidity can be met by having investments with relatively short maturities and/or a high degree of marketability.

•	Act as a vehicle to make meaningful shifts in the Company’s overall interest rate risk profile.

•	Provide collateral to secure the Company’s public funds-taking activities.

•	Provide the maximum level of after-tax earnings consistent with the safety factors of quality, maturity, marketability and risk diversification.

     The recent increases in the investment portfolio are directly related to strong deposit growth and slow loan growth in certain loan categories.

LOANS AND LEASES

     The following table presents the major categories of the loan and lease portfolio as of December 31 for the years ended:

(dollars in millions)	2004	2003	2002	2001	2000

Commercial, financial and agricultural	$6,027	$4,492	$4,803	$2,388	$2,605
Real estate:
Commercial	6,707	5,146	4,806	2,957	2,618
Construction	1,494	953	972	464	406
Residential	6,700	5,020	4,749	2,228	2,315

Total real estate loans	14,901	11,119	10,527	5,649	5,339
Consumer	9,244	7,345	6,021	4,462	3,593
Lease financing	2,133	2,417	2,399	2,293	2,038
Foreign loans	384	349	396	386	345

Total loans and leases	32,689	25,722	24,146	15,178	13,920
Less allowance for loan and lease losses	437	392	384	195	172

Total net loans and leases	$32,252	$25,330	$23,762	$14,983	$13,748

Total loans and leases to:
Total assets	65.3%	67.1%	69.5%	70.1%	75.4%
Total interest earning assets	78.0%	79.5%	84.3%	83.8%	85.2%
Total deposits	97.2%	97.4%	98.3%	99.0%	98.5%

     We continue our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from internal growth and the acquisitions of Community First and USDB in the fourth quarter of 2004.

     The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. Total loans and leases increased by 27.1% from December 31, 2003 to December 31, 2004. The increase was substantially due to increases in consumer and real estate loans, with customers taking advantage of the low interest rate environment, and from the acquisitions in the fourth quarter of 2004. Real estate and consumer loans increased 34.0% and 25.9%, or $3.8 billion and $1.9 billion, respectively. Commercial, financial and agricultural loans increased 34.2% from last year. In the context of interest rate trends and the broader economy, we continuously monitor the mix in our loan portfolio.

     Total loans and leases increased by 6.5% from December 31, 2002 to December 31, 2003, primarily due to an increase in consumer and real estate loans as a result of the low interest rate environment.

Commercial, Financial and Agricultural Loans

     As of December 31, 2004, commercial, financial and agricultural loans represented 18.4% of total loans and leases, compared with 17.5% at December 31, 2003. The increase was mostly due to the acquisitions of Community First and USDB.

     As of December 31, 2003, commercial, financial and agricultural loans totaled 17.5% of total loans and leases, compared with 19.9% at December 31, 2002. The decrease was partially due to a planned reduction in First Hawaiian’s media and syndicated national credits. We have also decreased exposures in certain commercial, financial and agricultural loans in response to concentration levels.

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

Real Estate Loans

     Real estate loans represented 45.6% and 43.2% of total loans and leases at December 31, 2004 and 2003, respectively. Real estate loans increased 34.0%, or $3.8 billion, primarily from the acquisitions in the fourth quarter of 2004. A significant portion of the increase is also due to customers taking advantage of the low interest rate environment and greater loan purchases during the current year.

     Real estate loans increased $592 million, or 5.6%, from 2002 to 2003. Real estate loans represented 43.2% and 43.6% of total loans and leases at December 31, 2003 and 2002, respectively. We have maintained the concentration of loans in this area primarily through the purchase of pools of residential loans and the origination of commercial real estate loans.

     We seek to maintain reasonable levels of risk in real estate lending by financing projects selectively, by adhering to prudent underwriting guidelines and by closely monitoring general economic conditions affecting local real estate markets. In purchasing existing residential real estate loans, we are able to diversify our geographic exposure.

     Multifamily and commercial real estate loans. We analyze each application to assess the project’s economic viability, the loan-to-value ratio of the real estate securing the financing and the underlying financial strength of the borrower. In this type of lending, we will generally: (1) lend no more than 80% of the appraised value of the underlying project or property; and (2) require a minimum debt service ratio of 1.15.

     Single-family residential loans. We will generally lend no more than 80% of the appraised value of the underlying property. Although the majority of our loans adhere to that limit, loans made in excess of that limit are generally covered by third-party mortgage insurance that reduces our equivalent risk to an 80% loan-to-appraised-value ratio.

     Home equity loans. We generally lend up to 75% of appraised value or tax assessed value for first mortgages, otherwise 80-100% depending on the amount of the loan. The debt-to-income ratio should not exceed 45% and a good credit history is required.

Consumer Loans

     Consumer loans consist primarily of open- and closed-end direct and indirect loans for personal, automobile, recreational vehicle, pleasure boat and household purchases. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines which include an evaluation of: (1) personal credit history; (2) personal cash flow; and (3) collateral values based on existing market conditions.

     Consumer loans, including financing of automobiles, recreational vehicles and pleasure boats, totaled 28.3% of total loans and leases at December 31, 2004 compared to 28.6% in 2003. The balance increased $1.9 billion or 25.9% from last year. This increase is primarily due to higher confidence in the consumer market and attractive interest rates. A significant portion of the increase is also due to the acquisitions of Community First and USDB. Low interest rates have made purchase financing for automobiles more attractive than leasing.

     Consumer loans increased $1.3 billion or 22.0% from 2002 to 2003. The increase was primarily due to confidence in the consumer market and attractive interest rates on consumer lending.

Lease Financing

     Lease financing as of December 31, 2004 decreased from last year due to a change in the method of accounting for new vehicle leases from finance leases to operating leases during the period of February through July 2004 as we did not obtain residual insurance on an individual lease basis. These auto leases were accounted for as operating leases that are reflected in other assets on our balance sheet and are depreciated over their useful lives. Income from these auto leases was reported as noninterest income. Prior to February

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

and after July 2004, we accounted for vehicle leases as direct financing leases as we obtained residual insurance on an individual lease basis. Unearned income on financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease.

In 2004 lease financing represented 6.5% of total loans and leases as compared to 9.4% in 2003, and 9.9% in 2002. Consumer lease financing is declining in response to the decline in interest rates which has changed consumer preferences away from lease financing. The proportionate decrease was also due to the acquisitions of Community First and USDB, in which the lease financing obtained was a small percentage of the total loans acquired.

Loan and Lease Concentrations

     Loan and lease concentrations exist when there are loans to multiple borrowers who are engaged in similar activities and thus would be impacted by the same economic or other conditions. At December 31, 2004, we did not have a concentration of loans and leases greater than 10% of total loans and leases which were not otherwise disclosed as a category in the table above.

     The loan and lease portfolio is predominately located in California, Hawaii, and other states in the Western United States. We also lend, to a lesser extent, nationally and in Guam and Saipan. The risk inherent in the portfolio is dependent upon both the economic stability of the areas in which we lend and the financial well-being and creditworthiness of the borrowers.

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

     At December 31, 2004, loans and leases with contractual maturities of over one year were comprised of fixed-rate loans totaling $15.9 billion and floating or adjustable-rate loans totaling $9.8 billion.

     The following table sets forth the contractual maturities of our loan and lease portfolio by category at December 31, 2004. Demand loans are included as due within one year.

		After One
	Within	And Within	After
(dollars in millions)	One Year	Five Years	Five Years	Total

Commercial, financial and agricultural	$2,901	$2,098	$1,028	$6,027
Real estate:
Commercial	1,096	2,568	3,043	6,707
Construction	804	600	90	1,494
Residential	365	1,601	4,734	6,700
Consumer	1,269	4,108	3,867	9,244
Lease financing	509	1,177	447	2,133
Foreign	84	180	120	384

Total	$7,028	$12,332	$13,329	$32,689

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

     Nonperforming assets and restructured loans are reflected below:

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000

Nonperforming assets:
Nonaccrual:
Commercial, financial and agricultural	$51,793	$66,100	$145,920	$37,477	$43,016
Real estate:
Commercial	47,385	41,508	48,071	30,587	22,386
Construction	2,386	—	—	—	403
Residential	6,862	8,176	5,460	9,260	12,458

Total real estate loans	56,633	49,684	53,531	39,847	35,247

Consumer	4,477	3,634	4,769	6,144	3,257
Lease financing	8,138	8,038	11,532	9,570	6,532
Foreign	4,138	6,341	10,088	4,074	5,496

Total nonaccrual loans and leases	125,179	133,797	225,840	97,112	93,548

Other real estate owned and repossessed personal property	21,653	17,387	19,613	22,321	27,479

Total nonperforming assets	$146,832	$151,184	$245,453	$119,433	$121,027

Past due loans and leases (1) :
Commercial, financial and agricultural	$6,140	$17,545	$9,005	$11,134	$6,183
Real estate:
Commercial	2,119	7,410	2,952	385	1,987
Construction	506	—	—	—	—
Residential	1,112	1,084	5,743	3,770	3,886

Total real estate loans	3,737	8,494	8,695	4,155	5,873

Consumer	2,243	2,559	1,984	3,323	3,719
Lease financing	79	127	232	146	113
Foreign	216	651	1,181	2,023	1,321

Total past due loans and leases	$12,415	$29,376	$21,097	$20,781	$17,209

Accruing Restructured Loans and Leases:
Commercial, financial and agricultural	36	60	69	107	—
Commercial real estate	429	1,616	4,570	6,301	7,316

Total accruing restructured loans and leases	$465	$1,676	$4,639	$6,408	$7,316

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of year):
Excluding past due loans and leases	0.45%	0.59%	1.02%	0.79%	0.87%
Including past due loans and leases	0.49	0.70	1.10	0.92	0.99
Nonperforming assets to total assets (end of year):
Excluding past due loans and leases	0.29	0.39	0.71	0.55	0.66
Including past due loans and leases	0.32	0.47	0.77	0.65	0.75

(1) Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest, are adequately collateralized and are in the process of collection.

Nonperforming Assets

     We generally place a loan or lease on nonaccrual status when we believe that collection of principal or interest has become doubtful or when loans or leases are 90 days past due as to principal or interest, unless they are well secured and in the process of collection. We may make an exception to the general 90-day-past-due rule when the fair value of the collateral exceeds our recorded investment in the loan.

     Consumer loans and leases are subject to our general policies regarding nonaccrual loans and substantially all past-due consumer loans and leases are charged off upon reaching a predetermined delinquency status varying from 120 to 180 days, depending on product type.

     When we place a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income of the current period. When we receive a cash payment on a nonaccrual loan, we apply it as a reduction of the principal balance when we have doubts about the ultimate collection of the principal. Otherwise, we record such payments as income.

     Nonaccrual loans and leases are generally returned to accrual status when they: (1) become current as to principal and interest and have demonstrated a sustained period of payment performance or (2) become both well secured and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Nonperforming assets at December 31, 2004 were $146.8 million, or 0.45%, of total loans and leases, other real estate owned, and repossessed personal property, as compared to 0.59% at December 31, 2003 and 1.02% at December 31, 2002. Nonperforming assets at December 31, 2004 were 0.29% of total assets, compared to 0.39% at December 31, 2003 and 0.71% at December 31, 2002.

2004 compared to 2003

     Total nonaccrual loans and leases decreased $8.6 million. Nonaccrual loans for commercial, financial and agricultural lending decreased $14.3 million. The decrease from the prior year for nonaccruing commercial, financial and agricultural loans was due to the resolution of problem relationships. Foreign nonaccruing loans decreased by $2.2 million. Our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component (1.2%) of our total loan portfolio. In addition, there was a decrease in nonaccrual residential real estate loans of $1.3 million. The decrease was the result of the resolution of problem relationships. These decreases were partially offset by an increase in total nonaccrual commercial and construction real estate loans of $8.3 million, which was partially due to the acquisitions of Community First and USDB in the fourth quarter of 2004.

2003 compared to 2002

     Total nonaccrual loans and leases decreased $92.0 million. Nonaccrual loans for commercial, financial and agricultural lending decreased $79.8 million. The decrease from the prior year for nonaccruing commercial, financial and agricultural loans was due to the resolution of problem relationships. Total nonaccrual real estate loans have decreased $3.8 million. Within the nonaccrual real estate loan category, decreases in commercial real estate loans of $6.6 million were partially offset by increases in nonaccrual residential real estate loans of $2.7 million. These decreases resulted from the resolution of problem relationships.

     Foreign nonaccruing loans decreased by $3.7 million. Our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represented a relatively small component (1.4%) of our total loan portfolio.

     The following table presents information related to nonaccrual and restructured loans and leases as of December 31, 2004:

(dollars in thousands)	Domestic	Foreign	Total

Interest income which would have been recorded if loans had been current	$4,431	$989	$5,420

Interest income recorded during the year	$3,661	$26	$3,687

     First Hawaiian has credit exposure to an airline of $7.7 million (including $60,000 on leases) as of February 28, 2005. As a result of the borrower’s Chapter 11 reorganization filing on December 30, 2004, First Hawaiian has downgraded all of the borrower’s loans and leases to doubtful and placed all loans and leases on nonaccrual status. Based on management’s analysis of the borrower’s collateral, no specific reserve is required on the borrower’s outstanding balances. The borrower remained contractually current on all principal and interest payments through December 2004. The Cash Collateral Order through March 21, 2005, approved by the bankruptcy court requires the borrower to pay currently all interest and fees due First Hawaiian and the other secured lenders.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses for the years indicated were:

	Year Ended December 31,
(dollars in thousands)	2004		2003		2002		2001		2000

Allowance for loan and lease losses:
Balance at beginning of year	$391,699		$384,081		$194,654		$172,443		$161,418
Allowance arising from business combinations (1)	59,392		—		212,660		—		—
Provision for loan and lease losses	49,219		81,295		95,356		103,050		60,428
Loans and leases charged off:
Commercial, financial and agricultural	15,521		38,621		68,497		25,855		8,693
Real estate:
Commercial	2,704		1,622		3,287		1,193		2,715
Construction	—		—		—		—		3,480
Residential	761		930		1,307		2,920		6,589
Consumer	58,608		56,489		50,155		40,076		28,331
Lease financing	21,196		26,338		22,399		21,658		10,202
Foreign	1,649		2,498		1,741		1,438		2,121

Total loans and leases charged off	100,439		126,498		147,386		93,140		62,131

Recoveries on loans and leases:
Commercial, financial and agricultural	11,444		31,843		10,479		1,045		1,954
Real estate:
Commercial	412		568		999		137		178
Construction	1,016		132		306		321		751
Residential	806		1,264		608		618		1,143
Consumer	13,950		12,041		10,331		7,028		6,261
Lease financing	8,344		6,429		5,582		2,459		2,018
Foreign	548		544		492		693		423

Total recoveries on loans and leases	36,520		52,821		28,797		12,301		12,728

Net charge-offs	(63,919)		(73,677)		(118,589)		(80,839)		(49,403)

Balance at end of year	$436,391		$391,699		$384,081		$194,654		$172,443

Net loans and leases charged off to average loans and leases	0.23%		0.30%		0.53%		0.56%		0.37%
Net loans and leases charged off to allowance for loan and lease losses	14.65		18.81		30.88		41.53		28.65
Allowance for loan and lease losses to total loans and leases (end of year)	1.33		1.52		1.59		1.28		1.24
Allowance for loan and lease losses to nonaccruing loans and leases (end of year):
Excluding 90 days past due accruing loans and leases	3.49	x	2.93	x	1.70	x	2.00	x	1.84	x
Including 90 days past due accruing loans and leases	3.17	x	2.40	x	1.56	x	1.65	x	1.56	x

(1)	The 2004 balance was related to the acquisitions of Community First and USDB. The 2002 balance was related to the acquisitions of United California Bank and Trinity Capital Corporation.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     We have allocated the allowance for loan and lease losses according to the amount deemed to be reasonably necessary to provide for inherent losses within the various loan and lease categories as of December 31 for the years indicated:

	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000

Commercial, financial and agricultural	$83,293	$81,248	$96,171	$42,130	$22,185
Real estate:
Commercial	66,420	24,189	22,524	17,575	11,030
Construction	8,824	6,016	4,572	2,820	3,780
Residential	38,673	11,995	9,378	6,320	7,055
Consumer	94,415	64,192	66,388	45,210	39,025
Lease financing	24,906	35,512	19,588	22,315	16,295
Foreign	6,652	9,191	256	2,915	1,400

Total Allocated	323,183	232,343	218,877	139,285	100,770
Unallocated	113,208	159,356	165,204	55,369	71,673

Total	$436,391	$391,699	$384,081	$194,654	$172,443

	December 31,
(dollars in thousands)	2004		2003		2002		2001		2000
	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan
	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry
	as %	as %	as %	as %	as %	as %	as %	as %	as %	as %
	of loan	of total	of loan	of total	of loan	of total	of loan	of total	of loan	of total
	catgry	loans	catgry	loans	catgry	loans	catgry	loans	catgry	loans
Commercial, financial and agricultural	1.4%	18.4%	1.8%	17.5%	2.0%	19.9%	1.8%	15.7%	0.9%	18.7%
Real estate:
Commercial	1.0	20.5	0.5	20.0	0.5	19.9	0.6	19.5	0.4	18.8
Construction	0.6	4.6	0.6	3.7	0.5	4.0	0.6	3.1	0.9	2.9
Residential	0.6	20.5	0.2	19.5	0.2	19.7	0.3	14.7	0.3	16.7
Consumer	1.0	28.3	0.9	28.6	1.1	24.9	1.0	29.4	1.1	25.8
Lease financing	1.2	6.5	1.5	9.4	0.8	9.9	1.0	15.1	0.8	14.6
Foreign	1.7	1.2	2.6	1.3	0.1	1.7	0.8	2.5	0.4	2.5

		100.0%		100.0%		100.0%		100.0%		100.0%

     The provision for loan and lease losses is based on management’s judgment as to the adequacy of the Allowance. Management uses a systematic methodology to determine the related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem and potential problem loans and leases; (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral.

     Using this methodology, we allocate the Allowance to individual loans and leases and to categories of loans and leases representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Each impaired relationship over $1,000,000 and classified substandard or doubtful is evaluated quarterly on a case-by-case basis. Note 1 to the Consolidated Financial Statements describes how we evaluate loans for impairment. Note 8 to the Consolidated Financial Statements details additional information regarding the Allowance and impaired loans.

     Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan types. Some of the Allowance is not allocated to specific impaired loans because of the subjective nature of the process of estimating an adequate allowance for loan and lease losses, economic uncertainties and other factors.

     The allocated component of the allowance increased $90.8 million from 2003 to 2004. The increase reflected management’s ongoing process of refining its allocation methodology with respect to specific loan products and risk pools. Changes in the allocated

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

loan and lease loss allowance reflect management’s judgment concerning the effect of trends in borrower performance and recent economic activity on portfolio performance.

     The unallocated component of the allowance decreased $46.1 million from 2003 to 2004, primarily due to the improvement in our loan portfolio’s credit quality, which required less reliance on judgmental assumptions built into the unallocated component of the allowance.

     We continually analyze our processes and portfolio in an attempt to mitigate risk within our loan portfolio. While we have not specifically identified loans or leases that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets), certain events make it probable that there are losses inherent in our portfolio. These events include:

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

Net Charge-Offs

2004 compared to 2003

     Net charge-offs were $63.9 million, a decrease of $9.8 million. Total loans and leases charged off decreased $26.1 million. This decrease was primarily due to a $23.1 million decrease in charge-offs for commercial, financial and agricultural loans partially offset by an increase of $2.1 million in consumer loan charge-offs, which was primarily due to the increased size of the overall consumer loan portfolio.

     Net charge-offs were 0.23% of average loans and leases compared to 0.30%.

2003 compared to 2002

     Net charge-offs were $73.7 million, a decrease of $44.9 million. Total loans and leases charged off decreased $20.9 million. This decrease was primarily due to a $29.9 million decrease in charge-offs for commercial, financial and agricultural loans partially offset by an increase of $6.3 million in consumer loan charge-offs, which was primarily due to the increased size of the overall consumer loan portfolio, and a $3.9 million increase in lease financing charge-offs. Recoveries increased by $24.0 million. Charge-offs were higher in 2002 primarily due to charge-offs required in late March 2002 on the acquired UCB portfolio. These charge-offs were contested with UFJ and settled in the first quarter of 2003, resulting in $13.6 million of recoveries primarily in commercial, financial and agricultural loans. For more information on this see Note 2 (Mergers and Acquisitions) to the Consolidated Financial Statements.

     Net charge-offs were 0.30% of average loans and leases compared to 0.53%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan and Lease Losses

     The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location, changes in overall risk profile and quality, general economic factors and the fair value of collateral.

     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at December 31, 2004. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make adjustments to the Allowance accordingly.

2004 compared to 2003

     The allowance for loan and lease losses was $436.4 million, an increase of $44.7 million. The increase was due to the acquisitions of Community First and USDB, offset by a reduction in the BancWest level due to improvement in credit quality.

     The Allowance increased to 3.49 times nonaccruing loans and leases (excluding 90 days or more past due accruing loans and leases) from 2.93 times primarily due to the decrease in nonaccruing loans and leases.

2003 compared to 2002

     The allowance for loan and lease losses was $391.7 million, an increase of $7.6 million.

     The Allowance increased to 2.93 times nonaccruing loans and leases (excluding 90 days or more past due accruing loans and leases) from 1.70 times primarily due to the resolution of certain higher risk factors inherent in UCB’s commercial and commercial real estate portfolios.

DEPOSITS

     Deposits are the largest component of our total liabilities and accounted for 45.9% of total interest expense during the year ended December 31, 2004. At December 31, 2004, total deposits were $33.6 billion, an increase of 27.3% over December 31, 2003. The increase was primarily due to our acquisitions of Community First and USDB, and growth within our deposit base. In recent periods, rates paid on deposits were reflective of a lower interest rate environment. However, as evidenced in the third and fourth quarters of 2004, rates paid on deposits have increased slightly based on new market conditions. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).

CAPITAL

     BancWest uses capital to fund organic growth and acquire banks and other financial services companies. In 2004, no dividends were paid.

INCOME TAXES

     The provision for income taxes represented 38.7%, 38.3%, and 39.3% of pretax income for 2004, 2003 and 2002, respectively. Further information on our income taxes is provided in Note 19 (Income Taxes) to the Consolidated Financial Statements.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

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

     The Company issues standby letters of credit, which include performance and financial guarantees, on behalf of customers in connection with contracts between the customers and third parties whereby the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. Standby letters of credit totaled $824.2 million at December 31, 2004, including financial guarantees of $774.9 million that the Company had issued or in which it purchased participations. A major portion of all fees received from the issuance of standby letters of credit are deferred and, at December 31, 2004, were immaterial to the Company’s financial statements. If the counterparty to a commitment to extend credit or to a standby or commercial letter of credit fails to perform, our exposure to loan and lease losses would be the contractual notional amount. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flows. For more information on our credit extension commitments please refer to Note 7 (Loans and Leases) to the Consolidated Financial Statements.

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

Retained or Contingent Interest

     The Company has provided liquidity facilities for our SBA loans. We retained a portion of the interest in the loans providing a cushion to the senior interests in the event that a portion of the receivables becomes uncollectible. Total outstanding risk is $1.4 million and has been recorded in the Company’s Consolidated Financial Statements.

     While not a major liquidity source, the Company sells residential mortgages and other loans and has in prior years sold securitized mortgage loans. Retained interests in securitized assets including debt securities, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests in interest only strips are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including loan and lease losses, loan repayment speeds and discount rates commensurate with risks involved. Gains and losses related to the sales of retained interests are recorded in noninterest income.

     Off-balance sheet agreements are subject to the same credit and market risk limitations as those recorded on the balance sheet. Our testing to measure and monitor this risk, using net interest income simulations and market value of equity analysis, is conducted quarterly.

Variable Interest Entities

     The Company holds variable interests in certain special purpose entities that are not required to be consolidated. See Note 5 (Variable Interest Entities (VIEs)) to the Consolidated Financial Statements for additional information.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS

     The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2004:

	Less than one	One to three	Three to five	More than five
(dollars in millions)	year	years	years	years	Total

Time deposits (1)	$8,079	$1,675	$143	$10	$9,907
Borrowings (2)	4,950	1,058	878	2,777	9,663
Capital lease obligations	3	1	1	1	6
Operating lease obligations	65	92	67	108	332
Purchase obligations	73	95	64	31	263
Other liabilities	17	34	33	317	401

Total	$13,187	$2,955	$1,186	$3,244	$20,572

(1)	Excludes purchase accounting adjustments of $8 million.

(2)	Excludes purchase accounting adjustments of $17 million.

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

     The most significant of our vendor contracts include communication services, marketing and software contracts. Other liabilities include our obligations related to funded pension plans. Obligations to these plans are based on the current and projected obligations of the plans and performance of the plans’ assets. The “Other” category also includes a commitment to pay the former shareholders of Trinity one payment of $1.5 million in 2006, finalizing our obligations under the purchase agreement.

     First Hawaiian Bank processes credit card transactions and has loans outstanding to an airline, which filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code on December 30, 2004.

     Under the rules of Visa® and MasterCard®, First Hawaiian has certain contingent liabilities for transactions processed and could become responsible to pay charge backs with respect to tickets and coupons purchased should the airline not honor those tickets and coupons. Since the filing of its Chapter 11 petition, the airline has continued to operate and honor all tickets and coupons issued before its filing.

     As of February 28, 2005, First Hawaiian estimates that the cost of tickets and coupons purchased by the airline customers through Visa® and MasterCard®, but as yet unused, is approximately $47.4 million. As of February 28, 2005, First Hawaiian held cash or cash equivalents as collateral security for its potential charge back exposure to the airline customers in the amount of approximately $20.1 million. Based on the current circumstances of the airline and other information currently available to First Hawaiian, management does not believe it is probable that the Company will incur material loss as a result of charge backs from customers of the airline. A reserve for a portion of the exposure has been recorded in the Company’s financial statements as of December 31, 2004.

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

     We obtain secondary liquidity through our investment securities portfolio principally short-term securities which can be readily converted to cash. These liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, Federal Funds sold,

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

trading assets, securities purchased under agreements to resell, securities available for sale and loans held for sale. Such assets represented 21.3% of total assets at the end of 2004 compared with 20.9% at the end of 2003.

     Intermediate- and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from loans and securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Banks such as consumer and mortgage loans.

     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for 2004 increased 14.2% to $28.5 billion, primarily due to continued expansion of our customer base in the Western United States. Average total deposits funded 68.9% of average total assets for 2004 and 69.4% in 2003.

     We also obtain short-term and long-term liquidity from ready access to regional and national wholesale funding sources, including purchasing Federal funds, selling securities under agreements to repurchase, lines of credit from other banks and credit facilities from the Federal Home Loan Banks. The following table reflects immediately available borrowing capacity at the Federal Reserve Discount Window and the Federal Home Loan Banks and securities available for sale under repurchase agreements:

	December 31,
(dollars in millions)	2004	2003

Federal Reserve Discount Window	$681	$574
Federal Home Loan Banks	1,223	1,679
Securities Available for Repurchase Agreements	3,048	2,987

Total	$4,952	$5,240

     Further information on short-term borrowings is provided in Note 13 (Short-term Borrowings) to the Consolidated Financial Statements. Offshore deposits in the international market provide another available source of funds.

     Funds raised in the intermediate and longer-term markets are structured to avoid concentration of maturities and to reduce refinancing risk. We also attempt to diversify the types of instruments issued to avoid undue reliance on any one market or funding source.

     Liquidity for the Parent is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets or from transactions with BancWest’s parent company, BNP Paribas.

     The Parent’s ability to pay dividends to BNP Paribas depends primarily upon dividends and other payments from its subsidiaries, which are subject to certain limitations as described in Note 17 (Limitation on Payments of Dividends) to the Consolidated Financial Statements.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CREDIT MANAGEMENT

     Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where 1 is no risk and 10 is loss. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. We manage our exposure to higher risk areas through application of prudent underwriting policies.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 39.7% of our lease financing portfolio and 7.4% of our combined lease financing and consumer loans at December 31, 2004), we obtain third-party insurance for the estimated residual value of the leased vehicle, and set aside reserves to cover the uninsured portion.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, (FASB 153). This statement is based upon the principle that transactions involving nonmonetary assets should be measured based upon their fair market value. This statement is effective for fiscal years beginning after June 15, 2005. We do not believe this statement will have a material impact on our financial statements, as we do not frequently enter into nonmonetary transactions.

     In December 2004, the FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004) Accounting for Share-Based Payment. This statement requires stock options awarded to employees to be expensed over the vesting period of the option, at the fair value at the grant date using an option-pricing model. This statement is effective for annual and interim periods beginning after June 15, 2005. The Company currently accounts for stock based compensation under Accounting Principles Board Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees and related Interpretations, as allowed under FASB Statement 123, Accounting for Stock-Based Compensation. This pronouncement increases the amount of compensation expense per period, by the amount outlined within Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements. However, we believe this amount will have an immaterial effect on our financial statements.

     On July 16, 2004, the FASB ratified the decisions reached by the Emerging Issues Task Force (EITF) with respect to Issue 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The EITF reached a consensus that an investor should apply the equity method of accounting when it has investments in either common stock or “in-substance common stock” of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. In-substance common stock, as defined in the consensus, is an investment that has risk and reward characteristics, among other factors, that are substantially the same as common stock. The equity method of accounting must be applied for all investments in which the investor

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

exercises significant influence over the investee and that qualify as in-substance common stock for reporting periods beginning after September 15, 2004. The adoption of this statement did not have a material effect on our financial statements.

     In June 2004, the EITF published EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 clarifies the impairment methodology used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 applies to all investments accounted for in accordance with the provisions of FAS 115, certain debt and equity securities within the scope of Statement 124, and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting. On September 30, 2004, the FASB staff published FASB Staff Position (FSP) EITF 03-1-1. FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in Paragraphs 10–20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, while the FASB considers application guidance. We will evaluate any new guidance on the above mentioned paragraphs upon final issuance.

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

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, (AICPA) issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 15, 2004. The Company is not able to estimate the impact that the SOP will have on its financial statements as the effect will be specific to potential future loan purchases.

     On December 8, 2003 President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to plan sponsors that provide a benefit that is at least equivalent to Medicare. On May 19, 2004, the FASB issued staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. There was no impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Measurement and Management

     Interest rate risk, one of the leading risks in terms of potential earnings impact, is an essential element of being a financial intermediary. The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than our interest-earning assets (primarily loans, leases and securities available for sale). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance loans. Short and long-term market rates may change independent of each other resulting in changes to the slope and absolute level of the yield curve.

     The Asset/Liability Committees of BancWest and its major subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees generally meet monthly or quarterly. The committees may recommend changes to a particular

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies.

     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix - including increasing or decreasing the amount of fixed and/or variable instruments held by the Company - to adjust sensitivity to interest rate changes) and/or utilizing instruments such as interest rate swaps, caps, floors, options or forwards.

     Derivatives entered into for trading purposes include commitments to purchase and sell foreign currencies and certain interest rate swaps and options. We also enter into customer accommodation interest rate swaps and foreign exchange spot and forward contracts as well as contracts to offset either the customer’s counter-position or our foreign currency denominated deposits. These contracts basically offset each other and they do not expose us to material losses resulting from interest rate or foreign currency fluctuations.

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

     The projected impact of incremental increases and decreases in interest rates on the Company’s consolidated net interest income over the 12 months beginning January 1, 2005 is shown below.

(dollars in millions)	+3%	+2%	+1%	Flat	-0.5%	-1.0%

Net interest income	$1,637.8	$1,648.8	$1,657.0	$1,646.3	$1,625.3	$1,587.6
Difference from flat	(8.5)	2.5	10.7	—	(21.0)	(58.7)
% variance	(0.5)%	0.2%	0.6%	—%	(1.3)%	(3.6)%

     Because of the relatively low level of interest rates in 2004, modeling below a 100-basis-point decrease was deemed not meaningful. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

December 31, 2004
(dollars in thousands)	Net	Gross		Expected Maturity
	Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2005	2006	2007	2008	2009	2009
Pay-Fixed Swaps:
Contractual Maturities	$(5,145)	$4,425	$726,383	$112,381	$26,280	$41,684	$98,298	$102,343	$345,397
Weighted Avg. Pay Rates			4.52%	3.99%	4.54%	5.37%	4.02%	4.67%	4.67%
Weighted Avg. Receive Rates			2.51%	2.41%	2.86%	2.81%	2.14%	2.32%	2.32%

Receive-Fixed Swaps
Contractual Maturities	12,442	14,211	$726,383	$112,381	$26,280	$41,684	$98,298	$102,343	$345,397
Weighted Avg. Pay Rates			2.51%	2.39%	2.86%	2.81%	2.14%	2.32%	2.32%
Weighted Avg. Receive Rates			4.80%	4.26%	4.70%	5.67%	4.36%	5.02%	5.02%

Pay-Fixed Swaps:
(Forward Value Dated):
Contractual Maturities	(293)	53	$24,970	—	—	—	—	—	$24,970
Weighted Avg. Pay Rates			4.40%	—	—	—	—	—	4.40%
Weighted Avg. Receive Rates			2.26%	—	—	—	—	—	2.26%

Receive-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	852	869	$24,970	—	—	—	—	—	$24,970
Weighted Avg. Pay Rates			2.26%	—	—	—	—	—	2.26%
Weighted Avg. Receive Rates			4.97%	—	—	—	—	—	4.97%

Caps/Collars
Contractual Maturities	—	203	$261,896	$3,848	$239,428	—	—	$15,000	$3,620
Weighted Avg. Strike Rates			4.41%	5.85%	4.33%	—	—	4.85%	4.50%
Weighted Floor Rates			—	—	—	—	—	—	—

Total interest rate contracts held for trading purposes	$7,856	$19,761	$1,764,602

BancWest Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholder of
BancWest Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholder’s equity and comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of BancWest Corporation and its subsidiaries (a wholly owned subsidiary of BNP Paribas) at December 31, 2004, and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004; in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 22, 2005

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Interest Income
Loans	$1,444,629	$1,358,146	$1,347,373
Lease financing	114,693	134,098	145,020
Securities available for sale	219,519	174,832	146,848
Other	16,322	11,714	16,944

Total interest income	1,795,163	1,678,790	1,656,185

Interest expense
Deposits	203,407	180,232	281,466
Short-term borrowings	29,285	21,424	34,152
Long-term debt	210,133	183,551	149,712

Total interest expense	442,825	385,207	465,330

Net interest income	1,352,338	1,293,583	1,190,855
Provision for loan and lease losses	49,219	81,295	95,356

Net interest income after provision for loan and lease losses	1,303,119	1,212,288	1,095,499

Noninterest income
Service charges on deposit accounts	163,679	155,243	139,030
Trust and investment services income	40,580	38,045	37,198
Other service charges and fees	153,911	142,030	127,297
Net gains on securities available for sale	873	4,289	1,953
Vehicle and equipment operating lease income	17,092	—	—
Other	55,365	52,572	30,423

Total noninterest income	431,500	392,179	335,901

Noninterest expense
Salaries and wages	359,480	342,985	327,648
Employee benefits	141,104	139,198	111,810
Occupancy	91,770	87,514	85,821
Outside services	85,222	85,315	78,803
Intangible amortization	26,535	23,054	20,047
Equipment	49,814	47,197	48,259
Depreciation-vehicle and equipment operating leases	15,275	—	—
Restructuring and integration costs	16,144	—	17,595
Stationery and supplies	25,054	25,416	29,016
Advertising and promotions	26,717	23,535	27,420
Other	125,434	118,621	89,655

Total noninterest expense	962,549	892,835	836,074

Income before income taxes and cumulative effect of accounting change	772,070	711,632	595,326
Provision for income taxes	298,693	272,698	233,994

Income before cumulative effect of accounting change	473,377	438,934	361,332

Cumulative effect of accounting change, net of tax	—	2,370	—

Net income	$473,377	$436,564	$361,332

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2004	2003

Assets
Cash and due from banks	$1,676,056	$1,538,004
Interest-bearing deposits in other banks	16,531	189,687
Federal funds sold and securities purchased under agreements to resell	937,875	444,100
Trading assets	4,685	19,109
Securities available for sale	7,954,563	5,772,679
Loans held for sale	71,402	51,007
Loans and leases:
Loans and leases	32,688,843	25,722,079
Less allowance for loan and lease losses	436,391	391,699

Net loans and leases	32,252,452	25,330,380

Vehicle and equipment operating leases, net	132,539	—
Premises and equipment, net	684,783	530,153
Customers’ acceptance liability	12,841	30,078
Other intangibles, net	272,490	187,357
Goodwill	4,312,800	3,226,871
Other real estate owned and repossessed personal property	21,653	17,387
Other assets	1,703,356	1,015,403

Total assets	$50,054,026	$38,352,215

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing	$23,553,861	$18,347,730
Noninterest-bearing	10,059,918	8,055,387

Total deposits	33,613,779	26,403,117

Federal funds purchased and securities sold under agreements to repurchase	2,050,344	1,174,877
Short-term borrowings	1,330,845	1,197,809
Acceptances outstanding	12,841	30,078
Long-term debt	6,305,040	4,221,025
Other liabilities	1,011,142	1,062,437

Total liabilities	$44,323,991	$34,089,343

Stockholder’s equity:
Class A common stock, par value $.01 per share Authorized – 150,000,000 shares Issued and outstanding – 106,859,123 shares at December 31, 2004 and 85,759,123 shares at December 31, 2003	$1,069	$858
Additional paid-in capital	4,475,006	3,419,927
Retained earnings	1,279,575	806,198
Accumulated other comprehensive income	(25,615)	35,889

Total stockholder’s equity	5,730,035	4,262,872

Total liabilities and stockholder’s equity	$50,054,026	$38,352,215

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-in-	Retained	Comprehensive
(dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, DECEMBER 31, 2001	56,074,874	$561	$1,985,275	$8,302	$7,782	$2,001,920

Comprehensive income:
Net income	—		—	361,332	—	361,332
Unrealized net gains on securities available for sale arising during the year	—	—	—	—	41,723	41,723
Reclassification of net realized gain on securities available for sale included in net income	—	—	—	—	(1,166)	(1,166)
Unrealized net gains on cash flow derivative hedges arising during the year	—	—	—	—	40,230	40,230
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—		(11,506)	(11,506)

Comprehensive income	—	—	—	361,332	69,281	430,613

Class A common stock issued	29,684,249	297	1,599,703	—	—	1,600,000
Adjustment to pushdown of parent company’s basis	—	—	(167,476)	—	—	(167,476)
Discounted share purchase plan	—	—	2,425	—	—	2,425

BALANCE, DECEMBER 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482

Comprehensive income:
Net income	—	—	—	436,564	—	436,564
Unrealized net losses on securities available for sale arising during the period	—	—	—	—	(37,854)	(37,854)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(2,552)	(2,552)
Unrealized net gains on cash flow derivative hedges arising during the year	—	—	—	—	12,777	12,777
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(13,545)	(13,545)

Comprehensive income	—	—	—	436,564	(41,174)	395,390

BALANCE, DECEMBER 31, 2003	85,759,123	$858	$3,419,927	$806,198	$35,889	$4,262,872

Comprehensive income:
Net income	—	—	—	473,377	—	473,377
Minimum pension liability adjustment	—	—	—	—	(5,139)	(5,139)
Unrealized net losses on securities available for sale arising during the year	—	—	—	—	(39,504)	(39,504)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(515)	(515)
Unrealized net losses on cash flow derivative hedges arising during the year	—	—	—	—	(4,845)	(4,845)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—		(11,501)	(11,501)

Comprehensive income	—	—	—	473,377	(61,504)	411,873

Other	—	—	290	—	—	290
Class A common stock issued	21,100,000	211	1,054,789	—	—	1,055,000

BALANCE, DECEMBER 31, 2004	106,859,123	$1,069	$4,475,006	$1,279,575	$(25,615)	$5,730,035

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$473,377	$436,564	$361,332
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2,370	—
Depreciation and amortization	94,756	64,381	67,987
Deferred income taxes	(6,357)	5,873	138,003
Provision for loan and lease losses	49,219	81,295	95,356
Decrease (increase) in trading assets	14,424	24,321	(43,430)
Decrease (increase) in loans held for sale	(20,395)	34,267	(39,215)
Gains on sales of securities available for sale	(873)	(4,289)	(1,953)
Increase in accrued income taxes payable	17,320	37,140	12,840
Decrease (increase) in interest receivable	(47,268)	8,298	(58,027)
Increase (decrease) in interest payable	(8,013)	13,621	14,291
Increase in prepaid expense	(56,892)	(2,484)	(32,582)
Cash paid for BNP Paribas’ cancellation of stock options	—	—	(83,347)
Other	(144,698)	(84,845)	(198,865)

Net cash provided by operating activities	364,600	616,512	232,390

Cash flows from investing activities:
Proceeds from maturity of securities available for sale	1,960,483	2,303,050	911,748
Proceeds from sale of securities available for sale	715,296	446,515	323,321
Purchases of securities available for sale	(3,114,398)	(4,800,194)	(2,044,022)
Proceeds from sale of loans	330,869	826,776	581,176
Purchases of loans	(1,616,077)	(1,212,644)	(60,745)
Net increase in loans resulting from originations and collections	(1,630,656)	(1,263,569)	(734,517)
Net increase in origination of vehicle and equipment operating leases	(147,753)	—	—
Net cash paid for acquisitions	(1,166,933)	—	(1,724,563)
Purchases of premises and equipment	(59,330)	(42,795)	(15,466)
Other	(347,957)	16,496	(538)

Net cash used in investing activities	(5,076,456)	(3,726,365)	(2,763,606)

Cash flows from financing activities:
Net increase in deposits	1,798,802	1,845,638	1,016,493
Net increase (decrease) in short-term borrowings	592,489	847,936	(5,391)
Proceeds from issuance of long-term debt and capital securities	2,982,305	765,310	1,503,718
Repayments of long-term debt	(1,258,069)	(370,655)	(472,811)
Proceeds from issuance of common stock	1,055,000	—	1,600,000
Discounted share purchase plan	—	—	2,425

Net cash provided by financing activities	5,170,527	3,088,229	3,644,434

Net increase (decrease) in cash and cash equivalents	458,671	(21,624)	1,113,218
Cash and cash equivalents at beginning of period	2,171,791	2,193,415	1,080,197

Cash and cash equivalents at end of period	$2,630,462	$2,171,791	$2,193,415

Supplemental disclosures:
Interest paid	$450,839	$371,586	$451,039
Income taxes paid	427,592	217,463	84,730
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to foreclosed properties	12,163	9,154	16,815
Financed acquisition of building:
Fixed asset acquired	—	159,910	—
Debt assumed	—	193,900	—
In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	7,742,237	—	11,719,382
Cash (paid) received	(1,439,891)	—	(2,418,208)

Fair value of liabilities assumed	$6,302,346	$—	$9,301,174

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Operations

     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust and insurance products. BancWest Corporation’s subsidiaries operate 527 branches in the states of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming and in Guam and Saipan. BancWest Corporation and Subsidiaries is referred to as the “Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent” or “BancWest.” BancWest Corporation is a wholly owned subsidiary of Paris-based BNP Paribas (BNPP).

     The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP) and practices within the banking industry. The following is a summary of the significant accounting policies:

Consolidation

     The Consolidated Financial Statements of the Company include the accounts of BancWest Corporation (the “Parent”) and its subsidiary companies:

•	Bank of the West and its wholly owned subsidiaries (“Bank of the West” or “BOW”);

•	First Hawaiian Bank and its wholly owned subsidiaries (“First Hawaiian” or “FHB”);

•	USDB Bancorp and its wholly owned subsidiaries;

•	FHL Lease Holding Company, Inc. and its wholly owned subsidiary (“Leasing”); and

•	BancWest Investment Services, Inc. (“BWIS”)

     All significant intercompany balances and transactions have been eliminated in consolidation.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Due from Banks

     Cash and due from banks includes amounts from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. The average amount of these reserve balances including coin and currency was $562.3 million for 2004, $528.0 million for 2003 and $307.9 million for 2002.

     For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, interest-bearing deposits in other banks, Federal Funds sold and securities purchased under agreements to resell (with original maturities of less than three months) to be cash equivalents.

Securities

     Securities consist predominately of debt and asset-backed securities issued by the U.S. Treasury, other U.S. Government agencies and corporations, government sponsored agencies and state and local government units. These securities have been adjusted for amortization of premiums or accretion of discounts using the interest method. All securities are recorded on a trade date basis. Securities are classified into three categories and accounted for in accordance to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These categories are as follows:

(1)	Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost.

(2)	Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings.

(3)	Securities available for sale are debt and equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income as a separate component of stockholder’s equity.

Gains and losses realized on the sales of securities are determined using the specific identification method.

Loans Held for Sale

     Loans held for sale are recorded at the lower of aggregate cost or fair value.

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

     We provide lease financing under a variety of arrangements, primarily consumer automobile leases, commercial equipment leases and leveraged leases.

•	Unearned income on financing leases is accreted over the lives of the leases to provide a constant periodic rate of return on the net investment in the lease.

•	Leveraged lease transactions are subject to outside financing through one or more participants, without recourse to the Company. These transactions are accounted for by recording as the net investment in each lease the aggregate of rentals receivable (net of

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     We collectively evaluate for impairment large groups or pools of homogeneous loans with smaller balances that are not evaluated on a case-by-case basis. Examples of such small balance portfolios are consumer loans, residential mortgage loans and small business loans. The risk assessment process includes the use of estimates to determine the inherent loss in these portfolios. Loss forecast estimates are utilized for consumer products which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends and delinquencies. These factors are updated frequently to capture changes in the characteristics of subject portfolios and changes in the Company’s business strategies.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Lease Assets

     Operating lease rental income for leased assets, generally automobiles, is recognized on a straight-line basis. Related depreciation expense is recorded on a straight-line basis over the life of the lease taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized if the carrying amount of leased assets exceeds their fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment. Auto lease receivables are written off when 120 days past due.

Core Deposit and Other Identifiable Intangible Assets

     Core deposit and other identifiable intangible assets are amortized over the period of benefit. In September 2001, the FASB issued SFAS No. 141, Business Combinations which supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. We follow the guidance set forth in SFAS No. 141 for initial recognition of goodwill and intangible assets acquired in a business combination. Included in the provisions of SFAS No. 141 are criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed. After initial recognition, intangible assets are accounted for under the provisions of SFAS No. 142, which supersedes APB Opinion No. 17, Intangible Assets, and addresses the accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at and subsequent to acquisition. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets, which do not possess finite lives, are no longer amortized into net income over an estimated life but rather will be tested at least annually for impairment. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. We review core deposit and other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to such core deposit and other identifiable intangible assets.

Goodwill

     Goodwill represents the cost of acquired companies in excess of the fair value of net assets of those acquired companies. Goodwill is subject to a two-step impairment test in accordance with SFAS 142, Goodwill and Other Intangible Assets. The first step of impairment testing compares the fair value of the reporting unit, which is an individual business segment of the Company (refer to

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20), to the carrying amount. If the carrying amount exceeds the fair value, then a second step is conducted whereby we assign fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. The implied fair value is compared with the carrying amount of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss is recognized. Goodwill is tested for impairment on an annual basis, and between annual tests if circumstances change that would reduce the fair value of goodwill below its carrying value. Goodwill was subjected to a transitional impairment test during the quarter ended March 31, 2002 and none was identified. The Company’s goodwill was subsequently tested for impairment as of October 31, 2004, 2003 and 2002 and none was identified.

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

     The Company recognizes as assets the retained rights to service loans for others resulting from sales of loan originations. These rights are periodically assessed for impairment. Any such indicated impairment is recognized in income, during the period in which it occurs. Servicing rights are amortized over the period of estimated net servicing income. The amortization takes into account prepayment assumptions and is included in the consolidated statement of income under the caption, “other service charges and fees.” For the years presented, servicing assets, the related amortization and other retained interests were not material.

     Securities purchased under agreements to resell and securities sold under agreements to repurchase generally qualify as financing transactions under generally accepted accounting principles. We carry such securities at the amounts which they subsequently will be resold or reacquired as specified in the respective agreements, including accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We monitor the fair value of the underlying securities as compared to the related receivable, including accrued interest and as necessary we request additional collateral. Where deemed appropriate, our agreements with third parties specify our right to request additional collateral. The Company or a custodian holds all collateral.

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

     We account for excise tax credits relating to premises and equipment under the flow-through method, recognizing the benefit in the year the asset is placed in service. The excise tax credits related to leased equipment, except for excise tax credits that are passed on to lessees, are recognized during the periods in which the net investment is positive.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

     Statement of Financial Accounting Standards, (FAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to include prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     As allowed under the provisions of FAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price at the date of grant exceeds the stock option exercise price.

     Certain members of BancWest’s senior management team received stock option awards from BNPP on March 24, 2004 and March 21, 2003. The options do not vest until after the fourth year, at which time they are exercisable from the fourth anniversary through the tenth anniversary date. Stock options awarded under the 2003 plan have been reflected in compensation expense. No compensation expense was recognized for the 2004 plan, as the grant price was greater than the market price.

     The following table is a summary of our stock option activity.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual life
	Number	price	(in years)

Options outstanding as of December 31, 2002	—	$—

2003:
Granted	275,000	39.07

Options outstanding as of December 31, 2003	275,000	$39.07	9.22

2004:
Granted	80,000	60.45
Forfeited	(1,000)	39.07

Options outstanding as of December 31, 2004	354,000	$43.90	8.44

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Net Income (as reported)	$473,377	$436,564	$361,332
Add: Stock-based compensation expense recognized during period, net of tax effects	96	75	—
Less: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(960)	(681)	—

Pro Forma Net Income	$472,513	$435,958	$361,332

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of each stock option was estimated on the date of grant using a trinomial tree pricing model. The fair value of the 2004 and 2003 grants was $10.57 and $21.26, respectively. The following table presents the weighted-average assumptions used.

	Year Ended December 31,
	2004	2003

Dividend yield	3.02%	3.18%
Expected volatility	17.18	48.16
Risk free interest rate	3.80	4.30
Expected life (in years)	10	10

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

Derivative Instruments and Hedging Activities

     Derivatives are recognized on the consolidated balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading, customer accommodation or not qualifying for hedge accounting (“free-standing derivative instruments”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within stockholder’s equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income in the same financial statement category as the hedged item. For freestanding derivative instruments, changes in the fair values are reported in current period income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as hedges to specific assets and liabilities on the consolidated balance sheet, an unrecognized firm commitment or a forecasted transaction. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items. Any portion of the changes in fair value of derivatives designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in 2004, 2003 or 2002.

     The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At the inception of the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is separated from the host contract and carried at fair value with changes recorded in current period earnings.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     2. Mergers and Acquisitions

     During 2004, the Company acquired Community First Bankshares, Inc. and USDB Bancorp. BNPP funded these acquisitions by providing short-term debt financing of $590 million. In addition, BNPP and one of its subsidiaries contributed capital of $1,055 million to the Company.

Community First Bankshares Acquisition

     On November 1, 2004, the Company completed its acquisition of 100 percent of the outstanding stock of Community First Bankshares, Inc. (Community First), a holding company that operated Community First National Bank (CFB). At the date of the acquisition, CFB operated 166 banking locations (153 full service retail branches and 13 limited service retail offices) in Arizona, California, Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Community First’s retail operations expanded the Company’s existing network in California, Hawaii, Nevada, New Mexico and the Pacific Northwest. The results of operations of Community First were included in our Consolidated Financial Statements beginning November 1, 2004. Branches of CFB were fully integrated into Bank of the West’s branch network in the fourth quarter of 2004, at which time Community First merged with and into Bank of the West. The purchase price of approximately $1.2 billion was paid in cash and was accounted for as a purchase.

     The following table summarizes the Community First Balance Sheet on November 1, 2004, including the effects of purchase accounting adjustments:

(dollars in thousands)
Assets
Cash and cash equivalents	$228,233
Securities available for sale	1,458,677
Net loans and leases	3,394,490
Intangibles	1,010,255
Other assets	313,041

Total Assets	$6,404,696

Liabilities and Stockholder’s Equity
Deposits	4,511,754
Debt	604,275
Other liabilities	93,761

Total Liabilities	5,209,790
Stockholder’s equity	1,194,906

Total Liabilities and Stockholder’s Equity	$6,404,696

     The acquisition is being accounted for in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (FAS 141). Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized below. The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of Community First’s tangible assets and liabilities and identifiable intangible assets, as well as final decisions regarding integration activities.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)
Total purchase price of Community First, including transaction costs	$1,199,173
Equity of Community First prior to acquisition by BancWest	352,693

Excess of pushed down equity over the carrying value of net assets acquired	846,480

Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Sublease loss reserve	1,196
Loans and leases	27,104
Premises and equipment	(4,053)
Other assets	3,648
Severance and employee relocation	9,614
Contract cancellations	5,810
Identifiable intangibles	(4,218)
Deposits	8,985
Debt	16,050
Other liabilities and taxes	2,618

Estimated fair value adjustments related to net assets acquired	66,754

Estimated goodwill resulting from the merger with Community First	$913,234

     The following unaudited proforma condensed financial information presents the results of operations of the Company had the Community First acquisition occurred as of January 1, 2003, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the Community First acquisition been consummated as of January 1, 2003.

	(Unaudited)	(Unaudited)
	Year Ended	Year Ended
(dollars in thousands)	December 31, 2004	December 31, 2003

Net interest income	$1,553,212	$1,553,802
Provision for loan and lease losses	56,626	93,897
Noninterest income	507,660	484,872
Noninterest expense	1,128,849	1,156,147

Income before income taxes and cumulative effect of accounting change	875,397	788,630
Provision for income taxes	338,667	302,204

Income before cumulative effect of accounting change	$536,730	$486,426

     As of December 31, 2004, $25.2 million of exit costs related to Community First activities were recorded as purchase accounting adjustments resulting in an increase to Goodwill. Included in the $25.2 million were $7.4 million for severance and relocation charges, $5.8 million for contract terminations, $1.2 million for sublease loss reserves and $10.8 million for write downs to equipment and prepaids. Approximately 200 employees have been or will be displaced in conjunction with the acquisition.

     We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2005.

USDB Bancorp Acquisition

     On November 1, 2004, the Company completed its acquisition of USDB Bancorp (USDB), parent company of Union Safe Deposit Bank. USDB was a holding company headquartered in Stockton, California, and operated 19 Union Safe Deposit Bank branches in San Joaquin and Stanislaus Counties in the Central Valley of California. The purchase price of $245 million was paid in cash to acquire 100% of the outstanding stock of USDB and was accounted for as a purchase in accordance with FAS 141. Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of USDB's tangible assets and liabilities and identifiable assets, as well as final decisions regarding integration activities. The fair value of assets acquired was approximately $1.2 billion, the fair value of loans was approximately $670 million and fair value of deposits was approximately $895 million. We recorded $170 million of goodwill, and approximately $15 million of identifiable intangibles related to this acquisition. Approximately 160 employees have been or will be displaced in conjunction with this acquisition.

     We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2005.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results for USDB Bancorp were not significant to the consolidated operating results; therefore, proforma results are not presented.

United California Bank Acquisition

     On March 15, 2002, BancWest completed its acquisition of all outstanding common stock of United California Bank (“UCB”) from UFJ Bank Ltd. of Japan. UCB was subsequently merged with and into Bank of the West in April 2002 and its branches were integrated into Bank of the West’s branch network system in the third quarter of 2002. On the date of acquisition by BancWest, UCB had 115 branches (located exclusively in California), total assets of $10.1 billion, net loans of $8.5 billion and total deposits of $8.2 billion. The preceding amounts do not include purchase accounting adjustments. Results of operations of UCB are included in our Consolidated Financial Statements beginning on March 15, 2002. The purchase price of approximately $2.4 billion was paid in cash and accounted for as a purchase. BNP Paribas funded BancWest’s acquisition of UCB by providing $1.6 billion of additional capital and lending it $800 million.

     BancWest incurred expenses associated with exiting certain branches, operational centers and technology platforms, as well as other conversion and restructuring expense of $18 million. In conjunction with the acquisition, approximately 750 employees throughout the combined organization have been displaced. Exit costs associated with UCB were considered as part of the purchase accounting for the acquisition and we established a severance reserve of $40.5 million. In addition to the severance reserve, we recorded the following accruals: $34.5 million for losses on subleases, $8.0 million for contract cancellations and $1.3 million for relocation and other. Since the date of acquisition, we made the following adjustments to the reserves: $6.9 million increase for severance, $7.5 million decrease for losses on subleases, $4.9 million increase for contract cancellations and $0.2 million decrease for relocation. As of December 31, 2004, these initiatives are complete except for the remaining accrual for sublease losses of $8.7 million, which is being amortized over the lease period.

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

(Unaudited)
Pro Forma Financial Information
for The Year Ended
(dollars in thousands)	December 31, 2002

Net Interest Income	$1,280,585
Provision for Loan and Lease Losses	111,775
Noninterest Income	352,290
Noninterest Expense	895,305
Income Tax Expense	244,410

Net Income	$381,385

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

Trinity Capital Corporation Acquisition

     On November 8, 2002, Bank of the West acquired Trinity Capital Corporation (“Trinity”), a privately held equipment leasing company specializing in nationwide vendor leasing programs for manufacturers in specific markets. The purchase price was approximately $18.3 million including $7.3 million of goodwill. In addition, Bank of the West was obligated to make two contingent payments based on performance, of $1.5 million. The first of the two contingent payments was paid on January 2, 2004. The second payment of $1.5 million will be paid on January 2, 2006. The acquisition was accounted for using the purchase method of accounting.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating results for Trinity were not significant to the consolidated operating results; therefore, proforma results are not presented.

3. Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the years ended December 31, 2004, 2003 and 2002.

Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments. At December 31, 2004, the Company carried an interest rate swap of $2.7 million with a fair market value loss of $0.6 million that was categorized as a hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At December 31, 2003, the Company carried $2.7 million of such swaps with a fair market value loss of $0.7 million. In addition, at December 31, 2004, the Company carried interest rate swaps totaling $77.3 million with market value gains of $0.2 million and fair value losses of $4.0 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates from 3.56% to 7.99%. At December 31, 2003, the Company carried $87 million of such swaps with market value gains of $0.1 million and market value losses of $5.8 million.

     In November 20, 2002, BancWest Corporation executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by BancWest Capital I. Following the adoption of FIN 46, BancWest Capital I was deconsolidated resulting in recognition of $150 million subordinated debt instead of the BWE Capital Securities. The terms of the subordinated debt mirror those of the BWE Capital Securities. Concurrent with the deconsolidation of BancWest Capital I, the Bank redesignated the interest rate swap to hedge the subordinated debt. The derivative instrument is effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair market value loss on the swap was $2.7 million and $3.5 million at December 31, 2004 and 2003, respectively.

     At December 31, 2004, the Company carried interest rate swaps totaling $8.6 million with a market value gain of $0.4 million that were categorized as fair value hedges for repurchase agreements. The Company pays 3-month LIBOR and receives fixed rates ranging from 8.29% to 8.37%. At December 31, 2003, the Company carried $8.6 million of such swaps with a market value gain of $0.7 million.

Cash Flow Hedges

     At December 31, 2004, the Company carried interest rate swaps of $600 million with a fair market value gain of $20.7 million which hedged our LIBOR-based commercial loans. The hedges had a fair market value gain of $47.0 million at December 31, 2003. The interest rate swaps were entered into during 2001 by UCB and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps increased commercial loan interest income by $22.3 million during 2004 and by $24.0 million during 2003. The Company estimates net settlement gains, recorded as commercial loan interest income, of $13.0 million over the next twelve months resulting from these hedges.

     At December 31, 2004, the Company carried interest rate swaps totaling $100 million with fair market value gains of $3.5 million and fair market value losses of $0.2 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. These swaps had a fair market value gain of $7.2 million at December 31, 2003. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pretax income from these swaps was a loss of $2.8 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively. The Company estimates a net increase to interest expense of $1.9 million over the next twelve months resulting from these hedges.

     Free-standing Derivative Instruments

     Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. Such commitments are stratified by rates and terms and are valued based on

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market quotes for similar loans. Adjustments, including discounting the historical fallout rate, are then applied to estimated fair market value. Trading activities primarily involve providing various free-standing interest rate and foreign exchange derivative products to customers. Interest rate derivative instruments utilized by the Company in its trading operations include interest rate swaps, caps, floors and collars.

     The following table summarizes derivatives held by the Company as of December 31:

	2004			2003
		Credit			Credit
	Notional	Risk	Net Fair	Notional	Risk	Net Fair
	Amount	Amount	Value	Amount	Amount	Value

(dollars in thousands)
Held for hedge purposes:
Interest rate swaps	$938,534	$24,790	$17,327	$948,439	$54,999	$45,063
Held for trading or free-standing:
Interest rate swaps	1,502,706	19,558	7,856	1,375,018	22,113	5,224
Purchased interest rate options	143,251	203	203	22,318	187	187
Written interest rate options	152,645	—	(203)	62,946	—	(187)
Forward interest rate options	22,000	—	(20)	217,930	782	732
Commitments to purchase and sell foreign currencies	401,057	9,533	1,046	421,130	8,592	(48)
Purchased foreign exchange options	4,876	217	217	55,791	597	597
Written foreign exchange options	4,876	—	(217)	55,791	—	(597)

4. Transactions with Affiliates

     The Company and its subsidiaries participate in various transactions with BNP Paribas and its affiliates. The $1.550 billion term note, $800 million repurchase agreement, $590 million short-term debt, $400 million of structured repurchase agreements and a $150 million swap that is used to hedge the subordinated debt related to trust preferred securities are between Parent and BNP Paribas. On March 17, 2005 the $590 million of short-term debt was extended to a maturity date of April 1, 2005 with a stated interest rate of 2.78%. It is the Company’s intent to convert the $590 million of short-term debt to long-term financing. Subordinated debt of $370 million is owed to the First Hawaiian Capital I, BancWest Capital I, CFB Capital III and CFB Capital IV trusts (see Note 14). The subordinated notes included in long-term debt were sold directly to BNP Paribas by Bank of the West. They are subordinated to the claims of depositors and creditors and qualify for inclusion as a component of risk-based capital under current FDIC guidelines for assessing capital adequacy. The other items listed in the table below are between our banking subsidiaries and BNP Paribas and its affiliates. Transactions involving the Company’s bank subsidiaries and their nonbank affiliates (including BancWest and BNP Paribas) are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities. These transactions are required to be on terms at least as favorable to the bank as those prevailing at the time for similar non-affiliate transactions. Transactions have included the sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amounts due to and from affiliates and off-balance-sheet transactions at December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
(dollars in thousands)	2004	2003

Cash and due from banks	$540	$470
Noninterest-bearing demand deposits	1,124	2,662
Short-term borrowings	590,000	150,000
Time certificates of deposit	20,427	420,750
Other liabilities	8,077	36,228
Term note	1,550,000	1,550,000
Subordinated notes included in long-term debt	51,848	52,193
Subordinated notes issued to trusts (1)	384,158	252,785
Repurchase agreement	800,000	800,000
Structured repurchase agreements	400,000	—
Off-balance sheet transactions:
Standby letters of credit	26,611	8,121
Guarantees received	2,683	615
Commitments to purchase foreign currencies(2)	125,466	58,403
Commitments to sell foreign currencies(2)	39,968	133,038
Interest rate contracts(2)	662,071	398,174
Foreign exchange options(2)	4,876	55,791

(1)	Includes purchase accounting adjustments of $13.8 million.
(2)	Represents the notional amount of derivatives financial instruments that are carried on our balance sheet at fair value.

     In March 2002, BancWest borrowed $800 million from BNP Paribas under an interim financing arrangement as part of the United California Bank acquisition. In November 2002, the Corporation sold BNP Paribas 485,413 shares of the outstanding common stock of Bank of the West for $800 million, and used the proceeds to repay the interim debt. The Corporation and BNP Paribas also entered into a Stockholder’s Agreement that included put and call options. The call option gives BancWest the right on specified dates or events to repurchase all or a portion of the Bank of the West stock sold to BNP Paribas at a price equal (in the case of a purchase of all such shares) to $800 million, plus 4.39% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest paid on such amounts at 4.39% per annum, compounded quarterly), plus $5.0 million. If BancWest does not exercise its call option by December 2011, or within 90 days after certain specified events or agreements, BNP Paribas can require the Corporation to repurchase the Bank of the West shares at a price equal to (in case of a purchase of all such shares) $800 million, plus 4.39% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest on such amounts at 4.39% per annum, compounded quarterly), plus $50 million. Due to the put and call arrangement, the $800 million repurchase agreement is considered a redeemable security and accordingly classified as debt. The Stockholder’s Agreement contains provisions for pro rata allocation of the formula described above in the event the call option is exercised for less than the full amount of the Bank of the West stock. The specified events referred to above include potential changes in ownership of Bank of the West as well as legislative, regulatory or other related changes that could affect the transactions referred to above. The Stockholder’s Agreement also limits the transferability of the Bank of the West shares. No value has been attributed to the call or put options in the Company’s financial statements and the Company does not expect to attribute a value to these options during the term of the Stockholder’s Agreement.

     At December 31, 2004, BancWest’s obligation to BNP Paribas under the Agreement (assuming the Call Option could have been exercised as of that date) would be calculated as $806.2 million. This obligation represents the original amount of $800 million, accrued interest of $1.2 million, plus the $5.0 million Call Option premium. At 2003, the obligation was $836.7 million, which included the original amount of $800 million, accrued interest of $31.7 million and the $5.0 million Call Option premium. The average balance of the obligation to BNP Paribas under the Agreement using the same calculation was $850.8 million and $820.8 million for the years ended December 31, 2004 and 2003, respectively.

     BNP Paribas received a tax opinion that this cross-border transaction should be treated for U.S. Federal tax purposes as a loan from BNP Paribas to the Company secured by the Bank of the West shares. Accordingly, the Company recognizes a U.S. tax benefit for the current deduction for interest paid under the terms of the Stockholder’s Agreement.

     At December 31, 2004, we carried a $150 million interest rate swap with BNP Paribas. See Note 3 for additional information.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Interest expense to affiliates for 2004, 2003 and 2002 was $174.6 million, $156.2 million and $131.9 million, respectively. Income from affiliate transactions was $6.4 million for 2004, $6.7 million for 2003 and was not material for 2002.

5. Variable Interest Entities (VIEs)

     On June 23, 1997 and October 20, 2000, the Company formed two trusts, First Hawaiian Capital I (FH Trust) and BancWest Capital I (BWE Trust) (the Trusts), respectively. The Trusts issued preferred and common capital securities. The purpose of these entities is to allow for the issuance of preferred capital securities that qualify for inclusion in Tier 1 regulatory capital. Historically, the Trusts were consolidated and the related trust preferred securities have been treated as Tier 1 capital under Federal Reserve rules and regulations. The Company deconsolidated the Trusts as a result of the adoption of FIN 46 in the preparation of its financial statements in October 2003. This deconsolidation had no material impact on the total assets or liabilities of BancWest. On March 1, 2005 the Federal Reserve Board issued final rules that will allow trust preferred securities to continue to be treated as Tier 1 capital, but in reduced amounts. After a five year transition period, the quantitative limitations for the amount of trust preferred securities that may be included in Tier 1 capital for domestic bank holding companies will be reduced to 25% of core capital elements, net of goodwill less any associated deferred tax liability. In addition, during the last five years before maturity trust preferred securities will be treated as Tier 2 capital and require the same phase-out of capital credit as limited-life preferred stock.

     BWE Trust is a Delaware business trust, which was formed in 2000 and exchanged $150 million of its BWE Capital Securities, as well as all outstanding common securities of BWE Trust, for 9.5% junior subordinated deferrable interest debentures of BancWest. The Corporation sold the $150 million of BWE Capital Securities to the public. At December 31, 2004, BWE Trust’s total assets were $155.9 million, comprised predominately of BancWest’s junior subordinated debentures. The BWE Capital Securities and the debentures will mature on December 1, 2030, but on or after December 1, 2005 are subject to redemption in whole or in part at par plus accrued interest. They are solely, fully and unconditionally guaranteed by the Parent, representing the Company’s maximum liability for the securities. All of the common securities of BWE Trust are owned by the Parent.

     FH Trust is a Delaware business trust which was formed in 1997, issued $100 million of its Capital Securities (the “FH Capital Securities”) and used the proceeds to purchase junior subordinated deferrable interest debentures of BancWest. The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027. However, they are subject to redemption on or after July 1, 2007, in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture. At December 31, 2004, FH Trust’s total assets were $107.4 million, comprised predominately of BancWest’s junior subordinated debentures. The debentures and the associated interest expense make up the Company’s maximum exposure to losses for this trust. They are solely, fully and unconditionally guaranteed by the Parent, representing the Company’s maximum liability for the securities. All of the common securities of FH Trust are owned by the Parent.

     CFB Capital III Trust is a Delaware business trust which was formed in 2002 and issued $60 million of 8.125% Cumulative Capital Securities. The proceeds of the offering were invested by CFB Capital III in junior subordinated debentures of Community First, which were later assumed by BOW following the merger of Community First with and into BOW. At December 31, 2004, CFB Capital III Trust’s total assets were $62.9 million, comprised predominately of BOW’s junior subordinated debentures. The debentures and the associated interest expense make up BOW’s maximum exposure to losses for this trust. With regulatory approval, the debentures can be redeemed no earlier than April 15, 2007, and mature April 15, 2032. All of the common securities of CFB Capital III are owned by BOW, and therefore the preferred securities do not qualify as Tier 1 capital.

     CFB Capital IV Trust is a Delaware business trust which was formed in 2003 and issued $60 million of 7.60% Cumulative Capital Securities. The proceeds of the offering were invested by CFB Capital IV in junior subordinated debentures of Community First, which were later assumed by BOW following the merger of Community First with and into BOW. At December 31, 2004, CFB Capital IV Trust’s total assets were $62.5 million, comprised predominately of BOW’s junior subordinated debentures. The debentures and the associated interest expense make up BOW’s maximum exposure to losses for this trust. With regulatory approval, the new debentures may be redeemed no earlier than March 15, 2008, and mature March 15, 2033. All of the common securities of CFB Capital IV are owned by BOW, and therefore the preferred securities do not qualify as Tier 1 capital.

     The Company has identified investments that meet the definition of a VIE under FIN 46 but do not meet the requirements for consolidation. The Company owns several limited partnership interests in low-income housing developments in conjunction with the Community Reinvestment Act. Limited partners do not participate in the control of the partnerships’ businesses. The general partner exercises the day-to-day control and management of the projects. The general partners have exclusive control over the partnerships’ businesses and have all of the rights, powers, and authority generally conferred by law or necessary, advisable or consistent with

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accomplishing the partnerships’ businesses. FIN 46 indicates that if an entity (e.g., limited partner) cannot sell, transfer, or encumber its interests in the VIE without the prior approval of an enterprise (e.g., general partner), the limited partner is deemed to be a de facto agent for the general partner. BancWest is considered to be a de facto agent for the general partner where BancWest has a limited partnership interest over 50%. BancWest is not the primary beneficiary for these partnerships or for those where its interest is less than 50%. The business purpose of these entities is to provide affordable housing within the Company’s service area in return for tax credits and tax loss deductions. At December 31, 2004 our subscription amount for these investments is approximately $112.0 million with approximately $37.5 million as the residual contribution outstanding. We are not obligated to fund deficiencies of the limited partnerships and our maximum exposure to losses is limited to our subscription amount. Bargain purchase options are available for the general partners to purchase the Company’s portion of interests in the limited partnerships. These commitments were entered into from 1991 through 2004.

6. Securities Available for Sale

     Amortized cost and fair value of securities available for sale at December 31, 2004 and 2003 were as follows:

	2004				2003
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses (1)	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$266,174	$263	$(1,745)	$264,692	$187,468	$512	$(478)	$187,502
Government sponsored agencies	2,372,319	1,374	(14,868)	2,358,825	1,400,848	13,598	(1,778)	1,412,668
Mortgage and asset-backed securities:
Government agencies	229,827	1,741	(450)	231,118	126,701	1,411	(55)	128,057
Government sponsored agencies	3,185,857	10,733	(37,208)	3,159,382	2,229,914	21,986	(23,824)	2,228,076
Other	487,250	3,177	(2,512)	487,915	691,510	7,990	(1,425)	698,075
Collateralized mortgage obligations:
Government agencies	181,502	—	(2,311)	179,191	190,449	331	(2,246)	188,534
Government sponsored agencies	603,173	420	(6,907)	596,686	601,543	1,784	(4,381)	598,946
Other	568,724	154	(5,565)	563,313	274,686	496	(1,492)	273,690
State and political subdivisions	56,081	627	(297)	56,411	15,925	355	(61)	16,219
Other	59,311	103	(2,384)	57,030	41,367	173	(628)	40,912

Total securities available for sale	$8,010,218	$18,592	$(74,247)	$7,954,563	$5,760,411	$48,636	$(36,368)	$5,772,679

(1) At December 31, 2003, the Company held no securities that had been in a continuous unrealized loss position for 12 months or more.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents the unrealized gross losses and fair values of securities in the securities available for sale portfolio by length of time that individual securities in each category have been in a continuous loss position. Because the declines in fair value were a result of changes in market interest rates and the Company has both the ability and the intent to hold the securities until maturity or the fair value at least equals the recorded cost, no other-than-temporary impairment was recorded at December 31, 2004.

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$(1,455)	$223,980	$(290)	$32,851	$(1,745)	$256,831
Government sponsored agencies	(13,142)	1,945,187	(1,726)	73,230	(14,868)	2,018,417
Mortgage and asset-backed securities:
Government agencies	(450)	71,905	—	—	(450)	71,905
Government sponsored agencies	(18,230)	1,984,473	(18,978)	526,501	(37,208)	2,510,974
Other	(1,788)	323,410	(724)	58,762	(2,512)	382,172
Collateralized mortgage obligations:
Government agencies	(1,580)	138,412	(731)	40,109	(2,311)	178,521
Government sponsored agencies	(3,585)	404,057	(3,322)	157,403	(6,907)	561,460
Other	(5,556)	412,785	(9)	2,693	(5,565)	415,478
State and political subdivisions	(284)	36,694	(13)	395	(297)	37,089
Other	(2,070)	30,948	(314)	5,686	(2,384)	36,634

Total securities available for sale	$(48,140)	$5,571,851	$(26,107)	$897,630	$(74,247)	$6,469,481

Gross realized gains and losses on sales of securities available for sale for the periods indicated were as follows:

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Realized gains	$1,058	$4,289	$2,084
Realized losses	(185)	—	(131)

Realized net gains	$873	$4,289	$1,953

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amortized cost, fair value and yield of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations.

	December 31, 2004
			Remaining Contractual Principal Maturity
		Weighted			After One But		After Five Years But
	Total	Average	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government agencies and corporations	$264,692	2.14%	$160,935	1.62%	$79,981	3.02%	$13,491	2.83%	$10,285	2.41%
Government sponsored agencies	2,358,825	3.06	295,716	2.77	1,905,950	3.03	157,159	3.92	—	—
Mortgage and asset-backed securities:
Government agencies	231,118	3.45	31	3.39	77	3.19	178	8.66	230,832	3.64
Government sponsored agencies	3,159,382	4.11	—	—	223,069	3.93	422,811	4.04	2,513,502	4.14
Other	487,915	3.12	678	4.14	246,563	3.03	9,161	2.53	231,513	3.24
Collateralized mortgage obligations:
Government agencies	179,191	1.52	—	—	—	—	—	—	179,191	1.52
Government sponsored agencies	596,686	3.19	—	—	20,173	4.31	73,139	3.08	503,374	3.19
Other	563,313	3.96	—	—	10,358	6.62	—	—	552,955	3.91
State and political subdivisions (1)	56,411	4.79	427	6.63	4,780	3.91	20,711	4.52	30,493	5.09

Estimated fair value of debt securities (2)	$7,897,533	3.52%	$457,787	2.37%	$2,490,951	3.14%	$696,650	3.88%	$4,252,145	3.81%

Total cost of debt securities	$7,950,907		$459,191		$2,505,429		$698,067		$4,288,220

(1) The weighted average yields were calculated on a taxable equivalent basis.

(2) The weighted average yield, except for yields of state and political subdivisions, were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

     Securities with an aggregate carrying value of $6.0 billion and $4.3 billion were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank advances at December 31, 2004 and 2003, respectively. Of these amounts the secured party had the right to repledge or resell $0.3 billion and zero at December 31, 2004 and 2003, respectively.

     We held no securities of any single issuer (other than the U.S. Government and government sponsored agencies) which were in excess of 10% of consolidated stockholder’s equity at December 31, 2004 and 2003.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Loans and Leases

     At December 31, 2004 and 2003, loans and leases were comprised of the following:

	December 31,
	2004		2003
(dollars in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)

Commercial, financial and agricultural	$6,027,376	$4,699,369	$4,492,319	$4,300,273
Real estate:
Commercial	6,706,882	550,343	5,146,077	379,044
Construction	1,493,723	1,241,585	952,818	826,368
Residential	6,700,462	1,354,046	5,019,625	1,084,614

Total real estate	14,901,067	3,145,974	11,118,520	2,290,026
Consumer	9,243,731	1,427,566	7,344,620	1,070,012
Lease financing	2,132,578	12,923	2,417,310	8,793
Foreign	384,091	43,531	349,310	33,015

Total loans and leases	$32,688,843	$9,329,363	$25,722,079	$7,702,119

(1)	Commitments to extend credit represent unfunded amounts and are reported net of participations sold to other lenders.

     The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. We also lend to a lesser extent nationally and in Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of those regions, which affects property values, and the financial well being and creditworthiness of the borrowers.

     Outstanding loan balances at December 31, 2004 and 2003 are net of unearned income, including net deferred loan fees, of $283.0 million and $386.4 million, respectively.

     Our leasing activities consist primarily of leasing automobiles, commercial equipment and leveraged leases. Lessees are responsible for all maintenance, taxes and insurance on the leased property. The leases are reported net of unearned income of $333.0 million and $393.1 million at December 31, 2004 and 2003, respectively.

     The following table lists the components of the net investment in financing leases:

	December 31,
(dollars in millions)	2004	2003

Total minimum lease payments to be received	$1,839	$1,970
Estimated residual values of leased property	627	840
Less: Unearned income	333	393

Net investment in financing leases	$2,133	$2,417

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2004, minimum lease receivables for the five succeeding years were as follows:

Year Ended
(dollars in millions)	December 31, 2004

Lease Receivables:
2005	$617.0
2006	537.8
2007	397.4
2008	264.5
2009	111.8
Thereafter	537.1

Gross minimum payments	2,465.6
Less: unearned income	333.0

Net minimum receivable	$2,132.6

     Our consolidated investment in leveraged leases totaled approximately $368 million and $399 million at December 31, 2004 and 2003, respectively. For federal income tax purposes, we retain the tax benefit of depreciation on the entire leased unit and interest on the related long-term debt, which is non-recourse to the Company. Deferred tax liabilities arising from leveraged leases totaled approximately $327 million and $357 million at December 31, 2004 and 2003.

     Real estate loans totaling $4.3 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank at December 31, 2004.

     In the normal course of business, the Company makes loans to executive officers and directors of the Company and to entities and individuals affiliated with those executive officers and directors. Those loans were made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with other persons or, in the case of certain residential real estate loans, on terms that were widely available to employees of the Company who were not directors or executive officers. Changes in the loans to such executive officers, directors and affiliates during 2004 and 2003 were as follows:

	Year Ended December 31,
(dollars in thousands)	2004	2003

Balance at beginning of year	$116,469	$112,955
New loans made	31,709	22,021
Less repayments	41,369	18,507

Balance at end of year	$106,809	$116,469

     In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Company for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, but may include accounts receivable, inventory, land, buildings, equipment, income-producing commercial properties and residential real estate. The Company has the same collateral policy for loans whether they are funded immediately or on a delayed basis (commitment).

     A commitment to extend credit is a legally binding agreement to lend funds to a customer usually at a stated interest rate and for a specified purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans.

     In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and maturity structure of these portfolios, and by applying the same credit standards maintained for all of its related credit activities. At December 31, 2004 and 2003, the Company did not have a concentration in any loan category or industry that exceeded 10% of total loans and unfunded commitments that are not

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

already reflected in the table above. The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. The risk inherent in the portfolio depends upon both the economic stability of those states, which affects property values, and the financial well being and creditworthiness of the borrowers.

     Standby letters of credit totaled $824.2 million and $667.7 million at December 31, 2004 and 2003, respectively. Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The liquidity risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions. The Company also had commitments for commercial and similar letters of credit of $77.0 million and $84.3 million at December 31, 2004 and 2003, respectively. The commitments outstanding as of December 31, 2004 have maturities ranging from January 1, 2005 to November 15, 2017. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

8. Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses were as follows for:

	Year Ended December 31,
(dollars in thousands)	2004	2003	2003

Balance at beginning of year	$391,699	$384,081	$194,654
Allowance arising from business combinations	59,392	—	212,660
Provision for loan and lease losses	49,219	81,295	95,356
Loans and leases charged off:
Commercial, financial and agricultural	15,521	38,621	68,497
Real estate:
Commercial	2,704	1,622	3,287
Construction	—	—	—
Residential	761	930	1,307

Total real estate	3,465	2,552	4,594
Consumer	58,608	56,489	50,155
Lease financing	21,196	26,338	22,399
Foreign	1,649	2,498	1,741

Total loans and leases charged off	100,439	126,498	147,386

Recoveries on loans and leases:
Commercial, financial and agricultural	11,444	31,843	10,479
Real estate:
Commercial	412	568	999
Construction	1,016	132	306
Residential	806	1,264	608

Total real estate	2,234	1,964	1,913
Consumer	13,950	12,041	10,331
Lease financing	8,344	6,429	5,582
Foreign	548	544	492

Total recoveries on loans and leases previously charged off	36,520	52,821	28,797
Net charge-offs	(63,919)	(73,677)	(118,589)

Balance at end of year	$436,391	$391,699	$384,081

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents information related to impaired loans:

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Impaired loans with related allowance	$16,903	$82,272	$148,533
Impaired loans with no related allowance	39,869	3,522	43,438

Total impaired loans	$56,772	$85,794	$191,971

Total allowance for loan and lease losses on impaired loans	$4,087	$21,377	$39,197
Average impaired loans	72,839	139,301	164,038
Interest income recognized on impaired loans	3,687	5,491	1,350

     Impaired loans without the related allowance for loan and lease losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Payments on impaired loans are generally applied to reduce the outstanding principal balance of such loans.

     Total nonaccrual loans and leases were $125.2 million and $133.8 million for the years ended December 31, 2004 and 2003, respectively. Loans and leases that were 90 days or more past due, but still accruing were $12.4 million and $29.4 million for the same respective periods.

9. Operating Leases

     Prior to February 2004 and after July 2004, leases of vehicles to customers were treated as finance leases, as they qualified for such treatment under Statement of Financial Accounting Standards No. 13, Accounting for Leases. From February through July 2004, our automobile leases were treated as operating leases, as we did not obtain residual insurance on an individual lease basis.

     Operating lease rental income for leased assets, primarily vehicles, is recognized on a straight-line basis. Related depreciation expense is recorded on a straight-line basis over the life of the lease taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized if the carrying amount of a leased asset exceeds its fair value and is not recoverable. The carrying amount of a leased asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment. Vehicle lease receivables are written off when 120 days past due.

     The following table shows future minimum lease receivables under leases with terms in excess of one year as of December 31, 2004:

(dollars in thousands)	Rental Income
2005	$29,328
2006	29,378
2007	25,239
2008	26,726
2009	52,042
2010 and thereafter	1,518

Total minimum payments	$164,231

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Premises and Equipment

     At December 31, 2004 and 2003, premises and equipment were comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2004	2003

Premises	$827,639	$624,350
Equipment	339,503	287,926

Total premises and equipment	1,167,142	912,276
Less accumulated depreciation and amortization	482,359	382,123

Net book value	$684,783	$530,153

     Occupancy and equipment expenses include depreciation and amortization expenses of $43.2 million for 2004, $41.3 million for 2003 and $41.0 million for 2002.

     The Company is obligated under a number of capital and noncancelable operating leases for premises and equipment with terms, including renewal options, up to 35 years, many of which provide for periodic adjustment of rent based on changes in various economic indicators. Under the premises leases, we are also required to pay real property taxes, insurance and maintenance. The following table shows future minimum payments under leases with terms in excess of one year as of December 31, 2004:

			Less	Net
	Capital	Operating	Sublease	Lease	Rental
(dollars in thousands)	Leases	Leases	Income	Payments	Income(1)

2005	$544	$64,483	$(6,134)	$58,893	$7,485
2006	526	49,719	(3,377)	46,868	7,216
2007	526	42,427	(2,213)	40,740	2,555
2008	488	36,296	(1,255)	35,529	479
2009	385	30,708	(514)	30,579	324
2010 and thereafter	2,176	108,448	(526)	110,098	1,334

Total minimum payments	$4,645	$332,081	$(14,019)	$322,707	$19,393

Minimum payments related to acquisitions(2)	2,679
Less: interest on capital leases	1,524

Total principal payable on capital leases	$5,800

(1)	Excludes income from vehicle operating leases; see Note 9 for additional information.

(2)	Payments related to leases terminated in January 2005. These leases were scheduled to be terminated as a result of the acquisition of Community First. .

     Rental expense, net of rental income, for all noncancelable operating leases was $41.0 million, $45.9 million and $53.8 million for 2004, 2003 and 2002, respectively.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Goodwill and Intangible Assets

     We performed the impairment testing of goodwill required under SFAS No. 142 for the years ended December 31, 2004, 2003 and 2002 in the fourth quarter of each year. No impairment of goodwill was found. The impairment analysis was performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank
	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Financial		Consolidated
(dollars in millions)	Banking	Banking	Finance	Banking	Banking	Banking	Management	BancWest	Totals

Balance as of January 1, 2003:	$1,215	$707	$308	$650	$216	$118	$10	5	$3,229
Purchase accounting adjustments:
UCB	(1)	—	—	—	—	—	—	—	(1)
Trinity Capital	—	(1)	—	—	—	—	—	—	(1)

Balance as of December 31, 2003:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227

Purchase accounting adjustments:
Trinity Capital	—	2	—	—	—	—	—	—	2
CIC/HCM Asset Management, Inc.	—	—	—	—	—	—	1	—	1
Community First	913	—	—	—	—	—	—	—	913
USDB	—	—	—	—	—	—	—	170	170

Balance as of December 31, 2004:	$2,127	$708	$308	$650	$216	$118	$11	$175	$4,313

     Amortization for intangible assets was $26.5 million in 2004, $23.1 million in 2003 and $20.0 million in 2002. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles was:

(dollars in thousands)
Estimate for year ended December 31,
2005	$41,559
2006	38,474
2007	35,756
2008	33,532
2009	31,709

     The details of our finite-lived intangible assets are presented below:

	Gross Carrying	Accumulated	Net Book
(dollars in thousands)	Amount	Amortization	Value
Balance as of December 31, 2004:
Core Deposits	$330,206	$69,141	$261,065
Other Intangible Assets	12,000	575	11,425

Total	$342,206	$69,716	$272,490

Balance as of December 31, 2003:
Core Deposits	$230,538	$43,181	$187,357

Total	$230,538	$43,181	$187,357

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Deposits

     The aggregate amount of time certificates of deposit and other time deposits issued by domestic offices was $8,750 million and $6,679 million at December 31, 2004 and 2003, respectively. Substantially all of those deposits were interest bearing. The contractual maturities of those deposits are shown in the following table.

	Greater than
	or equal to	Less than
(dollars in thousands)	$100,000	$100,000	Total
Three months or less	$3,351,763	$840,830	$4,192,593
After three months through six months	547,867	633,589	1,181,456
After six months through twelve months	714,183	853,369	1,567,552
2006	573,544	720,853	1,294,397
2007	160,960	194,605	355,565
2008	31,031	43,370	74,401
2009	19,451	47,136	66,587
2010 and thereafter	8,044	1,639	9,683

Total	$5,406,843	$3,335,391	$8,742,234	(1)

(1)	Excludes purchase accounting adjustments of $7.9 million.

     Time certificates of deposit and other time deposits issued by foreign offices with a denomination of $100,000 or more represent substantially all of the foreign deposit liabilities of $1,165 million and $395 million at December 31, 2004 and 2003, respectively.

     Demand deposit overdrafts that have been reclassified as loan balances were $20.9 million and $24.4 million at December 31, 2004 and 2003, respectively.

13. Short-Term Borrowings

     Short-term borrowings were comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2004	2003

Federal funds purchased and securities sold under agreements to repurchase	$2,050,344	$1,174,877
Advances from Federal Home Loan Banks and other short-term borrowings	1,330,845	1,197,809

Total short-term borrowings	$3,381,189	$2,372,686

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The table below shows selected information for short-term borrowings:

	Year Ended December 31,
(dollars in thousands)	2004	2003

Federal funds purchased and securities sold under agreements to repurchase:
Weighted average interest rate at December 31	1.7%	0.8%
Highest month-end balance	$2,050,344	$1,386,714
Weighted average daily outstanding balance	$1,281,809	$1,021,248
Weighted average daily interest rate paid	1.2%	1.0%
Advances from Federal Home Loan Banks and other short-term borrowings
Weighted average interest rate at December 31	2.5%	1.2%
Highest month-end balance	$1,330,845	$1,197,809
Weighted average daily outstanding balance	$897,583	$955,417
Weighted average daily interest rate paid	1.5%	1.3%

     We treat securities sold under agreements to repurchase as collateralized financings. We reflect the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts.

     At December 31, 2004, the weighted average maturity of these agreements was 16 days and primarily represented by non-governmental entities. Maturities of these agreements were as follows:

(dollars in thousands)
Overnight	$562,115
Less than 30 days	124,831
30 through 90 days	27,987
Over 90 days	38,661

Total	$753,594

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Long-Term Debt

			Year Ended December 31,
(dollars in thousands)	Maturity Date(s)	Interest Rate(s)	2004	2003
Parent:
Subordinated notes (1)(7)	2006	7.375%	$51,041	$51,772
Term note(2)(7)	2010	6.54%	1,550,000	1,550,000
Repurchase agreement (2)(6)	2011	4.39%	800,000	800,000
Junior subordinated notes (1)(2)(3)(7)	2027	8.343%	100,000	100,000
Junior subordinated notes (1)(2)(3)(6)	2030	9.50%	150,378	152,785

Total Parent			2,651,419	2,654,557

Bank of the West:
Subordinated notes (1)(2)(7)	2009	7.35%	51,848	52,193
Subordinated notes (1)(7)	2011	8.30%	54,337	54,904
Federal Home Loan Bank advances (5)(6)(7)	2005-2034	1.34-7.96%	2,749,368	1,457,469
Junior subordinated notes (2)(4)(6)	2032	8.125%	66,312	—
Junior subordinated notes (2)(4)(6)	2033	7.60%	67,468	—
Structured repurchase agreements (6)	2009	2.34%	100,000	—
Structured repurchase agreements (2)(6)	2009	2.366%	400,000	—
Capital leases (5) (Note 10)	2005-2012		5,416	1,502

Total Bank of the West			3,494,749	1,566,068

Union Safe Deposit Bank Federal Home Loan Bank advances (5)	2005-2008	1.31-2.74%	158,488	—

First Hawaiian Bank:
Capital leases (5) (Note 10)	2005-2022		384	400

Total long-term debt			$6,305,040	$4,221,025

(1)	This debt is unsecured

(2)	Affiliate transactions. See Note 4 for additional information.

(3)	These notes are related to the BWE and FH Trusts. See Note 5 for additional information.

(4)	These notes are related to the CFB Trusts. See Note 5 for additional information.

(5)	Interest is payable monthly

(6)	Interest is payable quarterly

(7)	Interest is payable semi-annually

     As part of long-term and short-term borrowing arrangements, we were subject to various financial and operational covenants. At December 31, 2004, we were in compliance with all the covenants.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2004, the principal payments due on long-term debt were as follows:

	BancWest
	Corporation	Bank of the	First Hawaiian	Union Safe Deposit
(dollars in thousands)	(Parent)	West	Bank	Bank	Total
2005	—	1,443,928	18	128,000	1,571,946
2006	50,000	899,274	19	8,000	957,293
2007	—	93,810	21	7,000	100,831
2008	—	71,313	24	14,200	85,537
2009	—	793,249	26	—	793,275
2010 and thereafter	2,600,000	178,450	276	—	2,778,726

Total	$2,650,000	$3,480,024	$384	$157,200	$6,287,608	(1)

(1)	Excludes purchase accounting adjustments of $17.4 million.

15. Accumulated Other Comprehensive Income, Net

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders and is comprised of net income and other comprehensive income. The Company’s items of other comprehensive income are net unrealized gains or losses on certain debt and equity securities, net unrealized gains or losses on cash flow hedges and a minimum pension liability adjustment. Reclassification adjustments include the gains or losses on certain assets that have been reclassified to net income that were previously included in accumulated other comprehensive income. Accumulated other comprehensive income for the years ending 2004, 2003 and 2002 are presented in the table below:

		Income Tax
	Before-tax	(Expense)	After-tax
(dollars in thousands)	Amount	Benefit	Amount
Accumulated other comprehensive income, December 31, 2001	$13,040	$(5,258)	$7,782

Unrealized net gains on securities available for sale arising during the year	67,432	(25,709)	41,723
Reclassification of net gains on securities available for sale included in net income	(1,953)	787	(1,166)
Unrealized net gains on cash flow derivative hedges arising during the year	67,613	(27,383)	40,230
Reclassification of net gains on cash flow derivative hedges included in net income	(19,337)	7,831	(11,506)

Other comprehensive income	113,755	(44,474)	69,281

Accumulated other comprehensive income, December 31, 2002	$126,795	$(49,732)	$77,063

Unrealized net losses on securities available for sale arising during the year	(63,620)	25,766	(37,854)
Reclassification of net gains on securities available for sale included in net income	(4,289)	1,737	(2,552)
Unrealized net gains on cash flow derivative hedges arising during the year	21,474	(8,697)	12,777
Reclassification of net gains on cash flow derivative hedges included in net income	(22,765)	9,220	(13,545)

Other comprehensive income	(69,200)	28,026	(41,174)

Accumulated other comprehensive income, December 31, 2003	$57,595	$(21,706)	$35,889

Minimum pension liability adjustment	(8,711)	3,572	(5,139)
Unrealized net losses on securities available for sale arising during the year	(63,722)	24,218	(39,504)
Reclassification of net gains on securities available for sale included in net income	(873)	358	(515)
Unrealized net losses on cash flow derivative hedges arising during the year	(8,212)	3,367	(4,845)
Reclassification of net gains on cash flow derivative hedges included in net income	(19,493)	7,992	(11,501)

Other comprehensive income	(101,011)	39,507	(61,504)

Accumulated other comprehensive income, December 31, 2004	$(43,416)	$17,801	$(25,615)

     Accumulated other comprehensive income, net of tax, consisted of net unrealized gains (losses) on securities available for sale of $(32,086), $7,933 and $48,339 at December 31, 2004, 2003 and 2002, respectively; and net unrealized gains (losses) on cash flow derivative hedges of $11,610, $27,956 and $28,724 at December 31, 2004, 2003 and 2002, respectively; and a net minimum pension liability adjustment of $(5,139) at December 31, 2004.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Regulatory Capital Requirements

     The Company’s depository institution subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. If they fail to meet minimum capital requirements, these agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The table below sets forth those ratios at December 31, 2004 and 2003.

					To Be Well- Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tier 1 capital to risk-weighted assets:
Bank of the West	$3,183,632	10.57%	$1,204,520	4.00%	$1,806,780	6.00%
First Hawaiian Bank	966,141	13.62	283,698	4.00	425,548	6.00
Union Safe Deposit Bank	96,890	11.02	35,175	4.00	52,762	6.00
Total capital to risk-weighted assets:
Bank of the West	$3,738,401	12.41%	$2,409,040	8.00%	$3,011,300	10.00%
First Hawaiian Bank	1,124,566	15.86	567,397	8.00	709,246	10.00
Union Safe Deposit Bank	103,991	11.83	70,350	8.00	87,937	10.00
Tier 1 capital to average assets (leverage ratio) (1):
Bank of the West	$3,183,632	9.69%	$1,314,000	4.00%	$1,642,500	5.00%
First Hawaiian Bank	966,141	10.39	372,014	4.00	465,017	5.00
Union Safe Deposit Bank	96,890	8.16	47,487	4.00	59,359	5.00
As of December 31, 2003:
Tier 1 capital to risk-weighted assets:
Bank of the West	$2,486,220	10.72%	$927,778	4.00%	$1,391,667	6.00%
First Hawaiian Bank	848,320	12.85	263,994	4.00	395,991	6.00
Total capital to risk-weighted assets:
Bank of the West	$3,001,394	12.94%	$1,855,556	8.00%	$2,319,445	10.00%
First Hawaiian Bank	1,004,127	15.21	527,988	8.00	659,986	10.00
Tier 1 capital to average assets (leverage ratio) (1)
Bank of the West	$2,486,220	9.55%	$1,040,985	4.00%	$1,301,231	5.00%
First Hawaiian Bank	848,320	9.91	342,328	4.00	427,911	5.00

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17. Limitations on Payment of Dividends

     The primary sources of funds that we may use to pay dividends to BNP Paribas are dividends the Parent receives from its subsidiaries. Regulations limit the amount of dividends Bank of the West and First Hawaiian Bank may declare or pay. At December 31, 2004, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $823.2 million.

18. Benefit Plans

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

     Accounting for defined benefit pension plans involves four key variables that are utilized in the calculation of the Company’s annual pension costs. These factors include (1) size of the employee population and their estimated compensation increases, (2) actuarial assumptions and estimates, (3) expected long-term rate of return on plan assets and (4) the discount rate. Pension expense is directly affected by the number of employees eligible for pension benefits and their estimated compensation increases. Management is able to estimate compensation increases by reviewing the Company’s salary increases each year and comparing these figures with industry averages. In estimating the projected benefit obligation, actuaries base assumptions on factors such as the mortality rate, turnover rate, retirement rate, disability rate and other assumptions related to the population of individuals in the pension plan. The

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company calculates the expected return on plan assets each year based on the balance of the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio in accordance with SFAS 87, Employers’ Accounting for Pensions. The long-term rate of return on assets was based on the compound average growth rate of the plan assets, excluding contributions, during the last fifteen years. The expected return on plan assets reflects asset allocations, investment strategy, historical returns and the views of managers and other large pension plan sponsors with regard to future return expectations.

The following tables summarize changes to the benefit obligation and fair value of plan assets:

	Pension Benefits		Other Benefits
(dollars in thousands)	2004	2003	2004	2003

Benefit obligation at beginning of year	$429,813	$408,059	$42,489	$41,765
Service cost	8,583	10,316	1,705	2,066
Interest cost	26,558	26,817	2,630	2,501
Amendments	—	—	(9,593)	—
Actuarial (gain)loss	39,162	28,765	7,910	(1,505)
Termination of benefits	239	6,597	—	—
Curtailment of UCB plan	—	(32,409)	—	—
Benefit payments	(20,680)	(18,332)	(2,986)	(2,338)

Benefit obligation at end of year	$483,675	$429,813	$42,155	$42,489

	Pension Benefits		Other Benefits
(dollars in thousands)	2004	2003	2004	2003

Fair value of plan assets at beginning of year	$372,176	$325,862	$—	$—
Actual return on plan assets	17,016	52,578	—	—
Employer contributions	51,520	12,068	2,986	2,338
Benefit payments	(20,680)	(18,332)	(2,986)	(2,338)

Fair value of plan assets at end of year	$420,032	$372,176	$—	$—

     The following table summarizes the funded status of the plans and amounts recognized/unrecognized in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
(dollars in thousands)	2004	2003	2004	2003

Funded status	$(63,643)	$(57,637)	$(42,155)	$(42,489)
Unrecognized net (gain) loss	98,401	50,305	11,412	3,991
Unrecognized prior service cost	—	—	(8,938)	—
Unrecognized transition (asset) obligation	—	—	—	—

Prepaid (accrued) benefit cost	$34,758	$(7,332)	$(39,681)	$(38,498)

Amounts recognized in the Consolidated Statements of Income consist of:

	Pension Benefits		Other Benefits
(dollars in thousands)	2004	2003	2004	2003

Prepaid benefit cost	$100,511	$52,674	$—	$—
Accrued benefit liability	(74,464)	(60,006)	(39,681)	(38,498)
Accumulated other comprehensive income	8,711	—	—	—

Net amount recognized	$34,758	$(7,332)	$(39,681)	$(38,498)

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2004 and 2003, no BancWest stock was held by the pension plans.

     As part of the application of purchase price accounting for the UCB acquisition, a liability for the BancWest plans of $15.6 million was recorded as a fair value adjustment in 2003.

     The accumulated benefit obligation for all defined benefit pension plans was $473.8 million and $420.7 million at December 31, 2004 and 2003, respectively.

     Key provisions for the pension plans, excluding the unfunded plans, as of December 31, 2004 and 2003 were as follows:

	December 31,
(dollars in thousands)	2004	2003

Projected benefit obligation	$399,756	$361,846
Accumulated benefit obligation	399,756	361,846
Fair value of plan assets for the retirement plan with plan assets in excess of accumulated benefit obligations	420,032	372,176

     Except for the funded pension plans, the remaining plans had an accrued benefit liability. The projected benefit obligations for the unfunded plans were $83.9 million and $68.0 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the unfunded plans were $74.0 million and $58.8 million at December 31, 2004 and 2003, respectively.

     The following table sets forth the components of the net periodic benefit cost (credit):

	Pension Benefits			Other Benefits
(dollars in thousands)	2004	2003	2002	2004	2003	2002

Service cost	$8,583	$10,316	$10,223	$1,705	$2,066	$1,913
Interest cost	26,558	26,817	22,451	2,630	2,501	2,135
Expected return on plan assets	(32,708)	(30,196)	(27,869)	—	—	—
Amortization of prior service cost	—	—	—	(655)	—	—
Recognized net actuarial (gain) loss	6,755	11,296	—	489	(9)	(62)
Termination benefit	239	—	—	—	—	—
Curtailment gain recognized	—	(150)	—	—	—	—

Total benefit cost	$9,427	$18,083	$4,805	$4,169	$4,558	$3,986

     The following table sets forth the components of the net periodic benefit cost (credit) for our funded plans:

	Funded Pension Benefits
(dollars in thousands)	2004	2003	2002

Service cost	$6,629	$8,527	$8,134
Interest cost	22,170	22,730	19,355
Expected return on plan assets	(32,708)	(30,196)	(27,869)
Recognized net actuarial (gain) loss	5,073	10,694	—

Net periodic benefit cost (credit)	$1,164	$11,755	$(380)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

     Weighted-average assumptions used to determine benefit obligations were as follows at December 31:

	ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,

	ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.00%	6.25%	6.75%	7.00%	6.25%	6.75%	7.00%
Expected long-term return on plan assets	9.00%	9.50%	9.50%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.50%	NA	NA	NA

Assumed health care cost trend rates at December 31,

	Bank of the West		First Hawaiian Bank
(dollars in thousands)	2004	2003	2004	2003

Health care cost trend rate assumed for next year	8%	8%	9%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2010	2011	2011

     Assumed health care cost trend rates have an impact on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following pre tax effect:

	One Percentage	One Percentage
(dollars in thousands)	Point Increase	Point Decrease
Effect on 2004 total of service and interest cost components	$124	$(111)
Effect on postretirement benefit obligation at December 31, 2004	$1,567	$(1,410)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

     BancWest’s pension plan asset allocations at December 31, 2004 and 2003 were as follows:

	BancWest Plan Assets		UCB Plan Assets
(dollars in thousands)	2004	2003	2004	2003

Equity securities	69%	71%	38%	52%
Debt securities	26%	20%	48%	30%
Cash and cash equivalents	2%	5%	14%	18%
Other	3%	4%	—%	—%

Total	100%	100%	100%	100%

     Equity securities in the BancWest and UCB plans did not include BancWest common stock at December 31, 2004 and 2003.

     The assets within the BancWest Employee Retirement Plan and the UCB Retirement Plan (“the Plans”) are managed in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The objective of the Plans is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the Plans’ expected long-term rates of return. The Plans’ committees recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the Plans’ assets will decline in value. The asset allocation is likely to be the primary determinant of the Plans’ return and the associated volatility of returns for the Plans. The Plans’ expected long-term rate of return was estimated to be 9.0% and 9.5% at December 31, 2004 and December 31, 2003, respectively.

     The UCB Retirement Plan assets are managed with a focus on asset allocation. Management’s assessment of the plan’s long-term needs for liquidity and income drives the asset allocation parameters. Asset allocation is also used to manage and limit volatility and risk within the plan. Given the curtailment of the UCB Retirement Plan, a more risk averse management approach was approved by management effective in November of 2003 and will be employed by the plan’s investment advisor henceforth. The UCB Retirement Plan uses proprietary mutual funds and a collective investment fund to invest in the equity and debt markets. The equity funds provide broad market exposure to both large and small cap, domestic and international stocks, while the debt fund provides exposure to the investment grade domestic bond market. The plan has not used derivative instruments in the past, and has no plans to utilize them in the future.

     The target asset allocations for the two plans for December 31, 2005 are as follows:

	BancWest	UCB
	Plan	Plan

Equity securities	50 – 70%	30 – 50%
Debt securities	20 – 40%	50 – 70%
Real estate	0 – 15%	0%
Cash	0%	0%
Other	0 – 15%	0%

Contributions

     BancWest expects to contribute $4.2 million to its defined benefit pension plans and $3.4 million to its other post retirement benefit plans in 2005. These contributions are estimated needs for the unfunded plans and may vary depending on retirements during 2005. No contributions to the pension trust for funded plans are expected to be made during 2005.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(dollars in thousands)	Pension Benefits	Other Benefits

2005	$21,614	$3,382
2006	22,149	3,367
2007	23,714	3,420
2008	24,922	3,390
2009	26,918	3,475
2010 - 2014	168,072	18,683

Money Purchase and 401(k) Match Plans

     The Company matches employee contributions up to 3% of pay to the BancWest Corporation 401(k) Savings Plan, a defined contribution plan. The plan covers all employees who satisfy eligibility requirements. There is a select group of key executives who are participants in an unqualified grandfathered supplemental executive retirement plan who may participate in the 401(k) plan, but who are not eligible for the match.

     The Company also contributes to another defined contribution plan, a money purchase plan called the BancWest Corporation Future Plan. This plan covers all employees who satisfy the eligibility requirements at First Hawaiian Bank and subsidiaries, and a small group of Bank of the West employees in the Northwest Region who were former First Hawaiian Bank employees and who were fully vested in the plan at the time of the BNP Paribas merger.

     For 2004, 2003 and 2002, the money purchase plan contribution was $3.9 million, $3.9 million and $4.6 million, respectively. The matching employer contributions to the 401(k) plan for 2004, 2003 and 2002 were $7.7 million, $7.7 million and $5.4 million, respectively. Matching employer contributions for 2003 and 2002 reflect Bank of the West’s contributions to the United California Bank Premiere Savings Plan for the period September 1, 2002 through June 30, 2003. As of July 1, 2003, UCB employees were merged into the BancWest Corporation 401(k) Savings Plan. As of January 1, 2005 Community First and USDB employees were integrated into the BancWest Corporation 401(k) Savings Plans. Matching employer contributions for 2004 include Bank of the West’s contributions to the Community First and USDB 401(k) Plans. Effective March 2005 and April 2005, USDB and Community First 401(k) assets, respectively, will be transferred into the BancWest Corporation 401(k) Savings Plan.

Incentive Plan for Key Executives

     The Company has an Incentive Plan for Key Executives (the “IPKE”), under which cash awards are made to key executives. The IPKE limits the aggregate and individual value of awards that could be issued in any one fiscal year. Salary and employee benefits expense includes IPKE expense of $25 million for 2004, $23 million for 2003 and $17 million for 2002.

Long-Term Incentive Plan

     The Long-Term Incentive Plan (the “LTIP”) pays cash awards to selected key executives if the Corporation achieves specified performance levels over multi-year performance cycles. Due to the change-in-control provisions of the LTIP plan, as a result of the BNP Paribas Merger, the Company paid a maximum award to the participants in each of the three open cycles that began in 1999, 2000 and 2001. New three-year LTIP cycles began on January 1, 2002, 2003 and 2004. Salary and employee benefits expense for the Company includes LTIP expense of $4 million for 2004, $4 million for 2003 and $5 million for 2002.

Discounted Share Purchase Plan

     See Note 1 to financial statements for further information.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Income Taxes

     The table below excludes $1.7 million of tax expense resulting from the cumulative effect of the adoption of FIN 46 in 2003. For the periods indicated, the provision for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Current:

Federal	$249,674	$214,911	$70,535
States and other	55,376	51,914	25,456

Total current	305,050	266,825	95,991

Deferred:
Federal	(8,277)	(3,127)	113,558
States and other	1,920	9,000	24,445

Total deferred	(6,357)	5,873	138,003

Total provision for income taxes	$298,693	$272,698	$233,994

     At December 31, 2004, the Company had no federal alternative minimum tax credit carryforwards and no state general business credit carryforwards. There was a separate state net operating loss carryforward of $141,000 resulting from the acquisition of USDB. The components of the Company’s net deferred income tax liabilities at December 31, 2004 and 2003 were as follows:

(dollars in thousands)	2004	2003
Assets
Allowance for loan and lease losses and nonperforming assets	$211,315	$181,844
Deferred compensation expenses	88,291	61,065
Securities available for sale	814	—
State income and franchise taxes	17,535	11,951
Other	—	22,732

Total deferred income tax assets	317,955	277,592

Liabilities
Leases	739,417	771,395
Securities available for sale	—	37,340
Depreciation expense	32,006	18,498
Intangible assets	4,136	10,303
Other	2,500	—

Total deferred income tax liabilities	778,059	837,536

Net deferred income tax liabilities	$460,104	$559,944

     Net deferred income tax liabilities are included in other liabilities in the Consolidated Balance Sheets.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following analysis reconciles the Federal statutory income tax expenses and rate to the effective income tax expenses and rate for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory income tax expense and rate	$270,225	35.0%	$249,071	35.0%	$208,364	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	40,330	5.2	39,945	5.6	36,027	6.1
Tax credits	(3,766)	(0.5)	(9,374)	(1.3)	(14,407)	(2.4)
Other	(8,096)	(1.0)	(6,944)	(1.0)	4,010	0.6

Effective income tax expense and rate	$298,693	38.7%	$272,698	38.3%	$233,994	39.3%

     Lease-in/lease-out (LILO) transactions have recently been subject to review on a nationwide basis by the Internal Revenue Service (IRS) to determine whether the tax deductions connected with such transactions are allowable for U.S. Federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In April 2004, the Company received a Revenue Agent’s Report (RAR) which disallowed all deductions associated with the LILO transactions. In order to avoid potential future interest and penalties, the Company has paid, under protest, the amounts claimed by the IRS and other tax authorities in the RAR. The Company continues to believe that it properly reported its LILO transactions and will contest the results of the IRS’s audit. Recently the IRS has identified sale-in/lease-out (SILO) transactions as listed transactions and is in the process of reviewing them to determine whether the deductions are allowable for tax purposes. The Company has entered into several SILOs, which are currently being audited by the IRS. At the present time, the Company cannot predict the outcome of these issues.

20. Operating Segments

     Our reportable segments are the operating segments that we use in our internal reporting at Bank of the West and First Hawaiian Bank. Bank of the West’s segments operate primarily in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. As discussed below, certain Bank of the West segments conduct business nationwide. Although First Hawaiian Bank’s segments operate primarily in Hawaii, it also has significant operations outside the state, such as leveraged leases, international banking and branches in Guam and Saipan.

     The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each reporting segment. The net interest income of each segment includes the results of the respective bank’s transfer pricing process, which assesses an internal funds charge on all segment assets and a funds credit on all segment liabilities. The internal charges and credits assigned to each asset and liability are intended to match the maturity, repayment and interest rate characteristics of that asset or liability. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed. Changes in management structure and/or the allocation process may result in changes in allocations and transfers. In that case, amounts for prior periods would be reclassified for comparability. Amounts for 2003 and 2002 have been reclassified to reflect changes in the transfer pricing methodology and noninterest income and expense allocation methodology applied in 2004.

Bank of the West

     BOW manages its operations through three operating segments: Regional Banking, Commercial Banking and Consumer Finance.

Regional Banking

     Regional Banking seeks to serve a broad customer base by offering a wide range of retail and commercial banking products. Deposit products offered by this segment include checking accounts, savings deposits, market rate accounts, individual retirement accounts and time deposits. Regional Banking utilizes its branch network in sixteen states as its principal funding source. BOW’s telephone banking service, a network of automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Through its branch network, this business segment originates a variety of consumer loans, including real estate secured installment loans and lines of credit and, to a lesser extent, other collateralized and non-collateralized installment loans. In addition, Regional Banking originates and holds a portfolio of first mortgage loans on 1-4 family residences. Through commercial banking operations conducted from its branch network, Regional Banking offers a wide range of commercial banking products intended to serve the needs of smaller community-based businesses. These include originations of standardized loan and deposit products for businesses with relatively simple banking and financing needs. Regional Banking also provides a number of fee-based products and private banking services including trust, insurance and investment services.

     More complex and customized commercial banking services are offered through the segment’s Business Banking Centers which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the respective market areas. Business Banking Centers support commercial lending activities for middle market business customers in locations throughout California, as well as Portland, Oregon, Reno and Las Vegas, Nevada and Albuquerque and Las Cruces, New Mexico, and Salt Lake City, Utah.

     Through its insurance subsidiary, BW Insurance Agency, Regional Banking offers a wide variety of insurance services for both individuals and small businesses. The BW Insurance Agency product set includes auto, home and life, as well as numerous commercial insurance options. The company operates 57 insurance agencies in eight states including Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Utah and Wyoming.

     The Regional Banking Segment also includes a Pacific Rim Division which offers multilingual services through a branch network in predominately Asian American communities in California, with specialized domestic and international products and services for both individuals and companies.

Commercial Banking

     The Commercial Banking Segment is comprised of several divisions: Commercial Banking Division, Agribusiness Banking Division, Real Estate Industries Division and Specialty areas. The Commercial Banking Division supports business clients with revenues between $25 million and $500 million, focusing on relationship banking including deposit generation as well as lending activities. The Agribusiness Banking Division serves all agribusiness and rural commercial clients. The Real Estate Industries Division provides construction financing to large regional and national real estate developers for residential and commercial projects. Interim and permanent financing is available on these commercial real estate projects.

     The Commercial Banking Segment also includes specialty areas: Church Lending, Small Business Administration (SBA), Health Care, Leasing, Credit Union, Government, Correspondent Banking, Cash Management Services and Capital Markets. Equipment leasing is available through the Company’s commercial offices, branches and brokers across the nation. Its subsidiary, Trinity Capital, specializes in nationwide vendor leasing and servicing programs for manufacturers in specific markets.

     The Commercial Banking Segment also provides trade finance and functions as an agent in commercial, agribusiness and real estate syndication transactions.

Consumer Finance

     The Consumer Finance Segment targets the origination of auto loans and leases in the western and mid-western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes BOW’s wholly owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. In February 2004, Essex began retaining certain types of loans in its own portfolio. In previous years, Essex sold substantially all of its loans to investors on a servicing released basis.

First Hawaiian Bank

     FHB manages its operations through the following business segments: Retail Banking, Consumer Finance, Commercial Banking and Financial Management.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Banking

     FHB’s Retail Banking Segment operates through 56 banking offices located throughout Hawaii. FHB also operates three branches in Guam and two branches in Saipan.

     The focus of FHB’s retail/community banking strategy is primarily in Hawaii. Thanks to its significant market share in Hawaii, FHB already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

     In pursuing the community banking markets in Hawaii, Guam and Saipan, FHB seeks to serve a broad customer base by furnishing a full range of retail and commercial banking products. Through its branch network, FHB generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. To complement its branch network and serve these customers, FHB operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system. Through commercial banking operations conducted from its branch network, FHB offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. FHB also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage. The First Investment Center of FHB makes available annuities, mutual funds and other securities through BancWest Investment Services, Inc., a registered broker-dealer, member NASD/SIPC.

     The private banking department within FHB’s Retail Banking Segment provides a wide range of private banking services and products to high-net-worth individuals.

Consumer Finance

     Consumer Finance offers many types of loans to consumers, including lines of credit (uncollateralized or collateralized) and various types of personal and automobile loans. FHB also provides indirect consumer automobile financing on new and used autos by purchasing finance contracts from dealers.

     Consumer Finance also makes residential real estate loans, including home-equity loans, to enable borrowers to purchase, refinance, improve or construct residential real property. The loans are collateralized by mortgage liens on the related property, substantially all located in Hawaii. FHB also originates residential real estate loans for sale on the secondary market.

Commercial Banking

     Commercial Banking is a major lender to small and medium-sized businesses in Hawaii, Guam and Saipan. Lending services include receivable and inventory financing, term loans for equipment acquisition and facilities expansion and trade finance letters of credit. To support the funds management needs of both commercial banking customers and large private and public deposit relationships maintained with the Company, FHB operates a Cash Management Department which provides a full range of innovative and relationship-focused cash management services.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Management

     The Financial Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Retail Banking Segment. The Financial Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 2004, the Trust and Investments Division had approximately 4,000 accounts with a market value of $8.9 billion. In the asset total, $3.8 billion in assets are actively managed.

     Insurance services are provided through First Hawaiian Insurance, Inc., a wholly owned subsidiary of FHB. First Hawaiian Insurance provides insurance brokerage services for personal, business and estate insurance needs. It offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The table below presents information about the Company’s operating segments as of or for the periods indicated

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial		Other	Reconciling	Consolidated
(dollars in millions)	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)	BancWest(3)	Items(4)	Total
Year Ended December 31, 2004:
Net interest income	$510.1	$319.1	$212.2	$107.9	$244.7	$87.7	$29.3	$(0.3)	$(22.1)	$(136.3)	$—	$1,352.3
Noninterest income	176.5	53.0	24.4	28.9	57.6	29.5	13.3	30.1	15.1	3.1	—	431.5
Noninterest expense	454.5	119.7	81.6	56.8	170.8	46.6	11.3	25.4	(18.6)	14.4	—	962.5
Provision for loan and lease losses	3.4	1.4	29.5	(0.2)	4.9	9.8	0.5	—	(0.4)	0.3	—	49.2
Tax provision (benefit)	90.6	98.3	50.1	29.5	50.1	24.1	10.4	1.7	4.7	(60.8)	—	298.7

Net income (loss)	$138.1	$152.7	$75.4	$50.7	$76.5	$36.7	$20.4	$2.7	$7.3	$(87.1)	$—	$473.4

Assets at December 31	12,679	9,994	9,279	6,815	4,021	1,595	1,181	20	3,792	10,393	(9,715)	50,054
Goodwill at December 31	2,127	708	308	—	650	216	118	11	—	175	—	4,313
Average assets	8,510	9,073	8,507	5,555	3,761	1,527	1,135	24	3,481	7,701	(7,967)	41,307
Average loans and leases	6,283	7,737	8,099	310	2,772	1,340	956	7	134	149	(35)	27,752
Average deposits	15,091	3,609	10	2,323	7,087	9	30	28	202	154	(89)	28,454

Year Ended December 31, 2003:
Net interest income	$495.0	$316.2	$207.1	$75.8	$230.0	$81.0	$33.9	$(0.1)	$(6.4)	$(138.9)	$—	$1,293.6
Noninterest income	163.1	48.3	11.8	22.6	57.2	33.8	12.4	29.6	13.3	0.1	—	392.2
Noninterest expense	423.3	117.0	60.3	31.0	168.3	45.8	12.8	25.1	(4.3)	13.5	—	892.8
Provision for loan and lease losses	11.4	(0.6)	54.6	—	6.3	9.5	4.4	—	(4.3)	—	—	81.3
Tax provision (benefit)	87.7	94.2	41.0	29.1	43.0	22.2	8.3	1.8	7.4	(62.0)	—	272.7

Income before cumulative effect of accounting change	135.7	153.9	63.0	38.3	69.6	37.3	20.8	2.6	8.1	(90.3)	—	439.0
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	—	—	(2.4)	—	—	(2.4)

Net income (loss)	$135.7	$153.9	$63.0	$38.3	$69.6	$37.3	$20.8	$2.6	$5.7	$(90.3)	$—	$436.6

Assets at December 31	7, 644	8,806	8,030	4,820	3,541	1,479	1,150	21	3,742	6,960	(7,841)	38,352
Goodwill at December 31	1,214	706	308	—	650	216	118	10	—	5	—	3,227
Average assets	7,501	8,377	7,564	3,728	3,369	1,411	1,154	17	3,412	6,743	(7,378)	35,898
Average loans and leases	5,477	7,047	7,234	—	2,459	1,216	1,013	3	292	57	(42)	24,756
Average deposits	13,910	3,071	12	1,202	6,540	9	22	49	163	—	(67)	24,911

Year Ended December 31, 2002:
Net interest income	$483.3	$262.2	$183.1	$59.0	$234.3	$72.5	$23.3	$0	$1.0	$(127.8)	$—	$1,190.9
Noninterest income	143.7	31.7	11.7	21.1	52.3	26.6	6.2	26.8	12.4	3.4	—	335.9
Noninterest expense	394.6	101.2	55.8	47.0	161.8	41.8	6.7	23.7	(1.1)	4.6	—	836.1
Provision for loan and lease losses	15.4	14.7	45.2	—	9.0	9.5	0.2	—	1.4	—	—	95.4
Tax provision (benefit)	87.2	69.1	37.8	14.9	44.5	18.2	6.8	1.2	6.6	(52.3)	—	234.0

Net income (loss)	$129.8	$108.9	$56.0	$18.2	$71.3	$29.6	$15.8	$1.9	$6.5	$(76.7)	$—	$361.3

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The net interest income and noninterest income items in the Other column are related to Treasury activities of $106.6 million, $80.9 million and $43.6 million and unallocated other income of $3.5 million, $17.5 million and $36.5 million for 2004, 2003 and 2002, respectively.

The noninterest expense items in the Other column are primarily from Treasury activities of $18.6 million, $15.7 million and $11.6 million and unallocated administrative items of $20.0 million, $15.3 million and $35.4 million for 2004, 2003 and 2002, respectively.

In addition, amounts of $26.7 million for net interest income and noninterest income, and $18.2 million for noninterest expense are included in the other column relating to November operations of Community First in 2004.

The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented.

The material average deposit items in the Other column relate to unallocated Treasury balances for the periods presented.

(2)	The net interest income and noninterest income items in the Other column are related to Treasury activities of $12.5 million, $10.6 million and $9.5 million and unallocated other income and transfer pricing charges of $(19.5) million, $(3.7) million and $3.9 million for 2004, 2003 and 2002, respectively.

The noninterest expense items in the Other column are primarily from Treasury activities of $2.0 million, $2.1 million and $1.8 million and unallocated administrative items of $(20.6) million, $(6.4) million and $(2.9) million for 2004, 2003 and 2002, respectively.

The material average asset items in the Other column are related to unallocated Treasury securities for the periods presented.

The material average deposit items in the Other column are related to unallocated Treasury balances for the periods presented.

(3)	The Other BancWest column consists primarily of BancWest Corporation (Parent Company), FHL Lease Holding Company, Inc., and BancWest Investment Services. It also contains the results for USDB Bancorp from November 1, 2004 through December 31, 2004.

(4)	The reconciling items are intercompany eliminations.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Litigation

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

22. Fair Value of Financial Instruments

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

     We use the following methods and assumptions to estimate the fair value of our financial instruments:

     Short-term Financial Assets: Short-term financial assets include cash and due from banks, federal funds sold and securities purchased under resale agreements and due from customers on acceptances. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

     Trading Assets: Trading assets are carried at fair value. Fair values of trading assets are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Securities: Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. See Note 6 for information related to fair value.

     Loans: Fair values are estimated for portfolios of performing loans with similar characteristics. We use discounted cash flow analyses, which utilize interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, to estimate the fair values of: (1) commercial and industrial loans; (2) financial institution loans; (3) agricultural loans; (4) certain mortgage loans (e.g., 1 - 4 family residential, commercial real estate and rental property); and (5) consumer loans. For certain loans, we may estimate fair value based upon a loan’s observable market price. The carrying amount of accrued interest approximates its fair value.

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

     Short-term borrowings: The fair values of short-term borrowings are estimated using quoted market prices or discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Long-term debt: The fair values of our long-term debt (other than deposits) are estimated using quoted market prices or discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Off-balance sheet and derivative financial instruments: Fair values are based upon: (1) quoted market prices of comparable instruments (e.g., options on mortgage-backed securities and commitments to buy or sell foreign currencies); (2) fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (letters of credit and commitments to extend credit); or (3) pricing models based upon quoted markets, current levels of interest rates and specific cash flow schedules (e.g., interest rate swaps).

     As discussed above, some of our financial instruments are short-term, and therefore, the carrying amounts in the Consolidated Balance Sheets approximate fair value. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities. This table is a summary of financial instruments, as defined by FAS 107, excluding leases, short-term financial assets and liabilities, for which carrying amounts approximate fair value, trading assets, which are carried at fair value, securities available for sale (Note 6) and derivatives (Note 3).

	December 31,
	2004		2003
(dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Loans held for sale	$71,402	$72,372	$51,007	$51,188
Loans, net (1)	30,144,780	30,219,249	22,948,582	25,523,306
Financial Liabilities:
Deposits	$33,613,779	$33,666,915	$26,403,117	$26,432,808
Short-term borrowings	3,381,189	3,378,501	2,372,686	2,373,412
Long-term debt(2)	6,299,240	6,497,229	4,219,123	4,458,831

(1)	Excludes net leases of $2,108 million and $2,382 million at December 31, 2004 and 2003, respectively.

(2)	Excludes capital leases of $5.8 million and $1.9 million at December 31, 2004 and 2003 respectively.

     The following table presents a summary of the fair value of the Company’s off-balance sheet commitments and letters of credit excluding lease commitments:

	December 31,
(dollars in thousands)	2004	2003

Commitments to extend credit	$56,520	$43,019
Standby letters of credit	8,592	7,327
Commercial letters of credit	339	792

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. BancWest Corporation (Parent Company Only) Financial Statements

     In the financial statements presented below, the investment in subsidiaries is accounted for under the equity method.

Statements of Income

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Income:
Dividends from:
Bank of the West	$117,040	$57,667	$57,281
First Hawaiian Bank	22,068	22,068	28,072
Other subsidiaries	—	349	698
Interest and fees from subsidiaries	12,862	13,110	12,775
Other interest and dividends	623	479	699

Total income	152,593	93,673	99,525

Expense:
Interest expense:
Short-term borrowings	2,187	—	11,625
Long-term debt	156,925	155,797	129,627
Salaries and benefits	3,292	2,897	1,884
Professional services	221	1,109	877
Other	2,401	1,953	1,482

Total expense	165,026	161,756	145,495

Income (loss) before income tax benefit and equity in undistributed income (loss) of subsidiaries	(12,433)	(68,083)	(45,970)
Income tax benefit	62,132	59,866	52,918

Income (loss) before equity in undistributed income (loss) of subsidiaries	49,699	(8,217)	6,948
Equity in undistributed income (loss) of subsidiaries:
Bank of the West	299,902	333,199	255,633
First Hawaiian Bank	121,507	114,008	97,087
USDB Bancorp	2,004	—	—
Other subsidiaries	265	(2,426)	1,664

Net income	$473,377	$436,564	$361,332

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets

	December 31,
(dollars in thousands, except share data)	2004	2003

Assets:
Cash on deposit with subsidiary banks	$31,957	$23,767
Interest-bearing deposits in other banks	153	151
Loans, net of allowance for loan and lease losses of $120 in 2004 and 2003	31	404
Investment in subsidiaries:
Bank of the West	6,452,229	4,834,983
First Hawaiian Bank	1,970,803	1,869,027
USDB Bancorp	281,139	—
Other subsidiaries	15,071	12,880
Due from:
Bank of the West	126,009	125,084
First Hawaiian Bank	78,973	75,781
Other subsidiaries	—	3,026
Goodwill	5,206	5,206
Current and deferred income taxes	24,032	12,086
Other assets	2,522	2,633

Total assets	$8,988,125	$6,965,028

Liabilities and Stockholder’s Equity:
Short-term borrowings	$590,000	$—
Other liabilities	16,671	47,599
Long-term debt	2,651,419	2,654,557

Total liabilities	$3,258,090	$2,702,156

Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $.01 per share
Authorized-150,000,000 shares
Issued and outstanding-106,859,123 shares at December 31, 2004 and 85,759,123 shares at December 31, 2003	$1,069	$858
Additional paid-in capital	4,475,006	3,419,927
Retained earnings	1,279,575	806,198
Accumulated other comprehensive income	(25,615)	35,889

Total stockholder’s equity	5,730,035	4,262,872

Total liabilities and stockholder’s equity	$8,988,125	$6,965,028

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$473,377	$436,564	$361,332
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(423,678)	(444,780)	(348,402)
Cash paid for BNP Paribas cancellation of stock options	—	—	(83,347)
Other	(45,891)	12,009	(3,379)

Net cash provided by (used in) operating activities	3,808	3,793	(73,796)

Cash flows from investing activities:
Loans repaid by directors and executive officers	373	1,701	50
Advances to subsidiaries	(1,100)	(2,985)	—
Investment in subsidiaries	(1,639,889)	—	(2,402,978)
Proceeds from sales of securities available for sale	—	22,073	76,988
Investment in BancWest Investment Services	—	(766)	—

Net cash provided by (used in) investing activities	(1,640,616)	20,023	(2,325,940)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	590,000	—	—
Proceeds from issuance of long-term debt and junior subordinated debentures	—	—	1,600,000
Repayment of long-term debt	—	—	(802,771)
Proceeds from issuance of common stock	1,055,000	—	1,600,000
Discounted share purchase plan	—	—	2,425

Net cash provided by (used in) financing activities	1,645,000	—	2,399,654

Net increase (decrease) in cash	8,192	23,816	(82)
Cash at beginning of period	23,918	102	184

Cash at end of period	$32,110	$23,918	$102

Supplemental disclosures:

Interest paid	$189,307	$128,210	$34,568
Income taxes refunded	50,197	47,879	65,600

BancWest Corporation and Subsidiaries
SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

A summary of unaudited quarterly financial data for 2004 and 2003 is presented below:

	Quarter
(dollars in thousands)	First	Second	Third	Fourth

2004
Interest income	$417,152	$419,868	$441,769	$516,374
Interest expense	96,126	97,607	111,127	137,965

Net interest income	321,026	322,261	330,642	378,409
Provision for loan and lease losses	18,865	11,900	10,600	7,854
Noninterest income	101,134	109,717	104,517	116,132
Noninterest expense	218,578	231,920	234,192	277,859

Income before income taxes	184,717	188,158	190,367	208,828
Provision for income taxes	71,665	73,401	73,141	80,486

Net income	$113,052	$114,757	$117,226	$128,342

2003
Interest income	$417,476	$417,908	$423,093	$420,313
Interest expense	102,237	98,047	92,908	92,015

Net interest income	315,239	319,861	330,185	328,298
Provision for loan and lease losses	22,690	18,860	24,145	15,600
Noninterest income	94,834	102,127	100,803	94,415
Noninterest expense	220,660	229,878	222,963	219,334

Income before income taxes and cumulative effect of accounting change	166,723	173,250	183,880	187,779
Provision for income taxes	64,642	65,588	69,268	73,200

Income before cumulative effect of accounting change	102,081	107,662	114,612	114,579
Cumulative effect of accounting change, net of tax	—	—	2,370	—

Net income	$102,081	$107,662	$112,242	$114,579

BancWest Corporation and Subsidiaries

Glossary of Financial Terms

     Basis point: A measure of the yield on a bond, note or other indebtedness equal to 1/100th of a percentage point. For example, a yield of 5% is 500 basis points.

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

     Effectiveness/ineffectiveness (of derivatives): Effectiveness is the amount of gain or loss on a hedging instrument that exactly offsets the loss or gain on the hedged item. Any difference that does arise would be the effect of hedge ineffectiveness, which consequently is recognized currently in earnings.

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

     OREO: Other real estate owned. OREO consists primarily of foreclosed assets.

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

BancWest Corporation and Subsidiaries

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

     Taxable equivalent basis: Basis of presentation of net interest income and the net interest margin adjusted to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate. The yield that tax-free investment would provide to an investor if the tax-free yield was “grossed up” by the amount of taxes not paid.

     Tier 1 Capital: Common stockholder’s equity plus perpetual preferred stock and certain minority equity interests in subsidiaries, minus goodwill and certain qualifying intangible assets.

     Total Capital: Tier 1 Capital plus the allowance for loan and lease losses (not to exceed 1.25% of risk-weighted assets) plus qualifying subordinated debt, convertible debt securities and certain hybrid investments.

     Variable interest entity (VIE): An entity in which (1) the equity investors do not have controlling financial interest or (2) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from any parties, including the equity holders.

     Yield curve (shape of the yield curve, flat yield curve): A graph showing the relationship between the yields on bonds of the same credit quality with different maturities. For example, a “normal” or “positive” yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds.

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

Item 9B. Other Information

     None.

BancWest Corporation and Subsidiaries

PART III

Item 10. Directors and Executive Officers

Directors

     Set forth below are the ages, principal occupations, and certain other information regarding the current directors of BancWest Corporation (the “Corporation”).

     Frank Bonetto, 54, has been a director and an Executive Vice President of the Corporation since January 2005. He has served as Vice Chairman, Regional Banking Group, of Bank of the West since 2002, and prior to 2002 was a Senior Executive Vice President of Bank of the West. He joined Bank of the West in 1992 as head of the bank’s retail branch network, and was previously a senior executive with Citibank and with American Savings Bank.

     Francois Dambrine, 56, has been a director of the Corporation and Bank of the West since August 2003. He has been Head of Retail Banking in the USA for BNP Paribas since June 2003, and is also a director of the BNP Paribas Lease Group. He was Chairman and Chief Executive Officer of Arval PHH, a subsidiary of BNP Paribas engaged in leasing and fleet management of corporate cars in Europe, from 2000 to 2003, and served as Chairman and Chief Executive Officer of UFB Locabail, a subsidiary of BNP Paribas engaged in business equipment leasing, from 1993 to 2000.

     Gérard A. Denot, 58, has been a director and Vice Chairman of the Corporation since April 2002, a director of Bank of the West and Vice Chairman of its Commercial Banking Group since March 2002, and a Vice Chairman of First Hawaiian Bank since May 2002. He was Bank of the West’s Chief Inspector from October 2001 to January 2002, and its Senior Executive Vice President, Commercial Banking Group, from January 2002 to March 2002. Mr. Denot was Head of Projects – Development for BNP Paribas International Retail Banking from June 2000 to October 2001, and General Manager of BNP Italy from December 1997 to June 2000.

     W. Allen Doane, 57, has been a director of the Corporation since April 2002, and a director of First Hawaiian Bank since 1999. Since 1998, Mr. Doane has been the President, Chief Executive Officer and a director of Alexander & Baldwin, Inc. (“A&B”), a diversified ocean transportation, property development and management, and food products company. Mr. Doane has been Vice Chairman of the Board of A&B’s subsidiary, Matson Navigation Company, Inc., since January 2004. He was Executive Vice President of A&B from August 1998 to October 1998; Chief Executive Officer of A&B’s subsidiary, A&B-Hawaii, Inc. (“ABHI”), from January 1997 to December 1999; and President of ABHI from April 1995 to December 1999.

     Walter A. Dods, Jr., 63, has been the non-executive Chairman of the Board of the Corporation and of First Hawaiian Bank since January 2005. He has been a director of the Corporation since 1983, a director of First Hawaiian Bank since 1979, and a director of Bank of the West since November 1998. He was Chairman of the Board and Chief Executive Officer of the Corporation and First Hawaiian Bank from September 1989 to December 2004, and has been Vice Chairman of the Board of Bank of the West since November 1998. He was President of the Corporation from March 1989 to March 1991, President of First Hawaiian Bank from November 1984 to October 1989, and an Executive Vice President of the Corporation from 1982 to 1989. He has been with First Hawaiian Bank since 1968. He is a trustee of the Estate of S.M. Damon and a director of Alexander & Baldwin, Inc.

     Dr. Julia Ann Frohlich, 64, has been a director of the Corporation since 1992 and a director of First Hawaiian Bank since August 1991. She was a director of First Hawaiian Creditcorp, Inc. from 1990 to June 1998 and was a director of FHL Lease Holding Company, Inc. from 1990 to June 1997. She was President of the Blood Bank of Hawaii from 1985 to 2000, and is now its President Emeritus.

     Robert A. Fuhrman, 80, has been a director of the Corporation since November 1998 and a director of Bank of the West since August 1981. He has been Chairman of the Board of Bank of the West since April 1991. He is the retired Vice Chairman, President and Chief Operating Officer of Lockheed Corporation.

     Paul Mullin Ganley, 65, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1986. He is a trustee of the Estate of S.M. Damon and a partner in the law firm of Carlsmith Ball LLP, Honolulu, Hawaii.

     David M. Haig, 53, has been a director of the Corporation since 1989 and a director of First Hawaiian Bank since 1983. Mr. Haig is a beneficiary and, since 1982, has been a trustee of the Estate of S.M. Damon. He has served as Chairman of the Estate of S.M. Damon since 1993.

     John A. Hoag, 72, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since October 1989. He was President of the Corporation from 1991 until April 1995, and was an Executive Vice President of the Corporation from 1982 to 1991. From 1989 until June 1994, Mr. Hoag was President of First Hawaiian Bank. From that date until his retirement in June 1995, he was Vice Chairman of First Hawaiian Bank. Mr. Hoag is Chairman of the Board of Hawaii Reserves, Inc., a land management corporation that is a subsidiary of Deseret Management Corporation.

BancWest Corporation and Subsidiaries
PART III (continued)

     Donald G. Horner, 54, has been a director of the Corporation, and President and Chief Executive Officer of First Hawaiian Bank, since January 2005. He has been an Executive Vice President of the Corporation or its predecessor since 1989, and was President and Chief Operating Officer of First Hawaiian Bank from January 2003 to December 2004. He has been a director of First Hawaiian Bank since May 2002, served as Vice Chairman of First Hawaiian Bank from 1994 to 2002, and was an Executive Vice President of First Hawaiian Bank from 1993 to 1994. Mr. Horner has been with First Hawaiian Bank since 1978.

     Bert T. Kobayashi, Jr., 65, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1974. He is a principal of the law firm of Kobayashi, Sugita & Goda, Honolulu, Hawaii. He is a director of Hawaiian Holdings, Inc.

     Michel Larrouilh, 69, has been a director of the Corporation since November 1998, and served as a director of Bank of the West from 1984 to 2002. He was Chief Executive Officer of Bank of the West from February 1984 to December 1995. He was Chairman and Chief Executive Officer of Bank of the West’s holding company from January 1996 to December 1997. He was Chairman and Advisor to the Chief Executive Officer of Bank of the West’s holding company from January 1998 to October 1998. Mr. Larrouilh joined BNP Paribas in 1953.

     Pierre Mariani, 48, has been a director of the Corporation and of Bank of the West since December 1999. Mr. Mariani is Head of International Retail and Financial Services of BNP Paribas, and has been a member of the Executive Committee of BNP Paribas since June 2003. He served as Senior Advisor and Chief of Staff of the Minister of Budget and Government Spokesman from 1993 to 1995; Chief Executive Officer and director of Societe D’investissements Immobiliers Et De Gestion, a major French property company, from 1995 to 1996; and Chief Executive Officer and director of BANEXI, the investment bank of BNP, from 1996 to 1999.

     Fujio Matsuda, 80, has been a director of the Corporation since 1987 and a director of First Hawaiian Bank since 1985. He is a director of the Pacific International Center for High Technology Research, and also served as Chairman of the Board from 1996 to 2004. He was President of the Japan-America Institute of Management Science from September 1994 to June 1996. He was Executive Director of the Research Corporation of the University of Hawaii from 1984 until 1994, and he was the President of the University of Hawaii from 1974 to 1984.

     Don J. McGrath, 56, has been President and Chief Executive Officer of the Corporation since January 2005, a director of the Corporation since November 1998, a director of Bank of the West since July 1989, and a director of First Hawaiian Bank since November 1998. He was President and Chief Operating Officer of the Corporation from November 1998 to December 2004, and has been President and Chief Executive Officer of Bank of the West since January 1996. He is Vice Chairman of the Board of First Hawaiian Bank and has served in that or similar capacities since November 1998. He was President and Chief Operating Officer of Bank of the West from 1991 to 1996. He has been with Bank of the West since 1975. Mr. McGrath has been a public member of the Pacific Exchange Board of Directors since January 2001, and is chairman of its Compensation Committee.

     Rodney R. Peck, 59, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1990. He is a Senior Partner with the law firm of Pillsbury Winthrop LLP, San Francisco, California, and New York, New York.

     Edouard A. Sautter, 68, has been a director of BancWest and Bank of the West since 2001. He was the head of Group Risk Management and a member of the Management Committee of BNP, or BNP Paribas, from October 1994 until his retirement in July 2000. From 1989 until 1994 he served as an Executive Vice President in charge of the Industry Research Department of BNP. He joined BNP in 1967.

     Eric K. Shinseki, 62, has been a director of the Corporation since June 2004. General Shinseki retired from the United States Army in 2003, after a distinguished 38-year military career that culminated in a four-year term as the United States Army Chief of Staff. He was born on the island of Kauai in Hawaii, and is the first person of Asian ancestry to lead one of the American military services. General Shinseki is also a director of Honeywell International, Inc. and of Grove Farm Company, Incorporated.

     John K. Tsui, 67, has been a director of the Corporation since July 1995 and a director of First Hawaiian Bank since July 1994. From November 1998 until December 2002, he was Vice Chairman and Chief Credit Officer of the Corporation. He was President of the Corporation from April 1995 through October 1998. He served as President and Chief Operating Officer of First Hawaiian Bank from July 1994 until December 2002. He was Executive Vice President of Bancorp Hawaii, Inc. (now known as Bank of Hawaii Corp.) from 1986 to June 1994 and Vice Chairman of Bank of Hawaii from 1984 to June 1994. Mr. Tsui has been Chairman of the Board of Towne Development of Hawaii, Inc. since March 2003. He has been a trustee of the Bishop Street Funds since January 2004.

     Jacques Henri Wahl, 73, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1982. He served as Senior Adviser to the Chief Executive Officer of BNP Paribas, and of BNP, from January 1997 until his retirement in February 2001. He was a member of the Managing Committee of the BNP Group, and a director of BNP, from January 1997 until May 2000. He served as Vice Chairman of BNP and Chairman of Banque Nationale de Paris Intercontinentale from 1993 to 1996. He was President and Chief Operating Officer of BNP from 1982 to 1993.

BancWest Corporation and Subsidiaries
PART III

     Robert C. Wo, 80, has served as a director of the Corporation from 1974 to 1989 and since 1992 and has been a director of First Hawaiian Bank since 1963. He has been President and Secretary of BJ Management Corporation, a management consulting company, since 1979. He has been Chairman of the Board of C.S. Wo & Sons, Ltd., a manufacturer and retailer of home furnishings, since 1973.

Compensation of Directors

     The Corporation pays retainers of $6,000 per quarter to directors who are not employees of the Corporation or its subsidiaries. It pays non-employee directors $1,200 for each board meeting attended and $1,200 for each committee meeting attended ($2,000 for committee chairs), and reimburses transportation and other expenses. The Corporation does not pay board or committee fees or retainers to directors who are employees of the Corporation or its subsidiaries. Mr. Dods serves as the non-executive Chairman of the Board of the Corporation and of First Hawaiian Bank, and as a director of the Corporation, Bank of the West and First Hawaiian Bank, pursuant to an agreement with BNP Paribas (an exhibit to this filing incorporated herein by reference) under which he receives an annual retainer of $300,000, normal meeting fees, medical insurance, and various allowances and perquisites he received prior to his retirement as the Corporation’s chief executive officer. The agreement is terminable by Mr. Dods or BNP Paribas on six months’ advance notice. Mr. McGrath’s employment agreement, summarized in Item 11 below, provides among other things that the Corporation will elect him to the Board of Directors of Bank of the West, and will use its best efforts to cause his election to the Corporation’s Board of Directors.

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

Audit Committee Members

     The Corporation has a standing audit committee, whose members are John A. Hoag (Chairman), W. Allen Doane and Robert A. Fuhrman. The Corporation’s Board of Directors has determined that all members of the committee are “audit committee financial experts” as defined in SEC regulations. All committee members are independent within the meaning of applicable standards.

BancWest Corporation and Subsidiaries
PART III

Executive Officers

     Set forth below are the Corporation’s current executive officers, together with their ages and positions with the Corporation, and their occupations during the last five years.

Positions and Offices With the
Name, Age	Corporation
Bernard Brasseur, 66	Executive Vice President and Risk Manager of the Corporation, and Vice Chairman of First Hawaiian Bank, from 1998-2002 and since 2003; Risk Manager of Bank of the West since 1983. Mr. Brasseur joined BNP in 1966, and Bank of the West in 1983.

Gérard A. Denot, 58	Please see “Directors.”

Stephen C. Glenn, 59	Executive Vice President-Administration of the Corporation since January 2005; Senior Vice President of the Corporation from 1998 to 2004; Vice Chairman and Chief Administrative Officer of Bank of the West, and Manager of its Wealth Management Division, since 2003; Senior Executive Vice President and Chief Administrative Officer of Bank of the West from 2002 to 2003; Executive Vice President and Chief Administrative Officer from 1992 to 2001. Mr. Glenn joined Bank of the West in 1975.

Douglas C. Grigsby, 52	Chief Financial Officer of the Corporation since August 2002; Executive Vice President and Treasurer of the Corporation since 1998; Vice Chairman of Bank of the West since 2002; Chief Financial Officer of Bank of the West from 1989 to 2002. Mr. Grigsby joined Bank of the West in 1977.

Donald G. Horner, 54	Please see “Directors.”

Don J. McGrath, 56	Please see “Directors”.

J. Michael Shepherd, 49	Executive Vice President, General Counsel and Secretary of the Corporation and of Bank of the West since December 2004; Executive Vice President, General Counsel and Secretary of the Bank of New York Company, Inc. from 2001 to 2004; partner, Brobeck Phleger & Harrison, 1995 to 2000.

     The Corporation has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer or controller or persons performing similar functions. The code is posted on the Corporation’s website at www.bancwestcorp.com.

BancWest Corporation and Subsidiaries
PART III

Item 11. Executive Compensation

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation (1)				Awards		Payouts
Name				Other
and				Annual	Restricted	Securities		All Other
Principal				Compen-	Stock	Underlying	LTIP	Compen-
Position	Year	Salary	Bonus (2)	sation (3)	Awards	Options (4)	Payouts (5)	sation (6)
Walter A. Dods, Jr. (7)	2004	$1,081,925	$1,081,925	$241,666	—	—	—	$30,317
Chairman, Chief	2003	$1,081,925	$1,081,925	$233,628	—	30,000	—	$121,480
Executive Officer and Director	2002	$1,073,338	$865,539	$188,138	—	—	$2,991,106	$133,268

Don J. McGrath (7)	2004	$985,998	$1,000,008	$5,220	—	—	—	$25,954
President, Chief	2003	$905,961	$824,353	$4,871	—	30,000	—	$65,088
Operating Officer and Director	2002	$846,692	$642,020	$57,255	—	—	$1,942,733	$66,780

Gérard A. Denot	2004	$344,146	$225,568	$236,302	—	—	—	$6,150
Vice Chairman and Director	2003	$325,000	$198,000	$207,599	—	8,000	—	$10,386

Donald G. Horner	2004	$512,917	$341,250	$14,066	—	—	—	—
Executive Vice	2003	$452,500	$271,500	$19,116	—	8,000	—	$437,888
President	2002	$398,111	$248,875	$28,413	—	—	$545,814	$74,343

Douglas C. Grigsby	2004	$399,924	$201,252	$1,773	—	—	—	$11,043
Executive Vice	2003	$385,144	$193,512	$177	—	8,000	—	$29,812
President, Chief	2002	$352,600	$187,872	$7,537	—	—	$467,679	$30,440
Financial officer and Treasurer

Notes to Summary Compensation Table:

Note (1)	Includes amounts earned but deferred under the Corporation’s Deferred Compensation Plan (the “DCP”).

Note (2)	Bonuses are reported for the year in which earned, even if paid in the following year, under the Corporation’s Incentive Plan for Key Executives (“IPKE”).

Note (3)	The 2004 amounts shown for Mr. McGrath, Mr. Horner and Mr. Grigsby are above-market interest accruals under the DCP. The 2004 amount for Mr. Dods consists of $52,193 in DCP accruals plus the aggregate incremental cost of perquisites and personal benefits (comprised primarily of $72,000 for a San Francisco residence and $41,897 for related income taxes). The amount for Mr. Denot consists of $32,524 paid to equalize French and U.S. taxes; $4,648 for French social security payments; plus the aggregate incremental cost of perquisites and personal benefits (comprised primarily of a $104,616 housing allowance and $50,256 for related income taxes). The aggregate incremental cost of perquisites and personal benefits for each other named executive officer was less then $50,000.

Note (4)	The underlying securities were common shares of BNP Paribas.

Note (5)	Payouts under the Long Term Incentive Plan (the “LTIP”) are reported for the year payment is made, not the years for which payments are earned. Because all LTIP participants employed by the Company at the time of its acquisition by BNP Paribas became entitled to receive their maximum LTIP awards for all open performance cycles, LTIP payouts shown for 2002 include the maximum LTIP awards for the 1999-2001, 2000-2002 and 2001-2003 performance cycles, all of which were paid in January 2002.

Note (6)	The 2004 total for Mr. Dods consists of $19,165 in premiums paid on a $1 million whole life policy, and an $11,152 gross-up payment for related income taxes. The 2004 totals for Messrs. McGrath, Denot and Grigsby include $6,150 each in 401(k) matching contributions. Mr. McGrath’s 2004 total also includes $13,378 of income imputed to him for tax purposes (calculated on the basis of life insurance premium factors published by the Internal Revenue Service) and a $6,426 gross-up payment for related income taxes. Mr. Grigsby’s 2004 total includes $3,306 of such imputed income, and a related $1,587 gross-up payment. The imputed income and gross-up payments to Mr. McGrath and Mr. Grigsby arise from life insurance coverage equal to three times salary provided under the Corporation’s split dollar life

BancWest Corporation and Subsidiaries
PART III

insurance program. The Corporation did not make any premium payments for their coverage in 2004 because premiums were funded by policy cash values. The split dollar program has been terminated. Remaining participants, including Mr. McGrath and Mr. Grigsby, transferred their split dollar policies (including their interests in cash values) to the Corporation, and became participants in the Executive Life Insurance Plan described below.

Note (7)	Mr. Dods served as Chairman and Chief Executive Officer through December 31, 2004. On January 1, 2005, Mr. McGrath became President and Chief Executive Officer, and Mr. Dods became non-executive Chairman of the Board.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Value of
			Number of Securities	In-the-Money
			Underlying Options	Options at
			at December 31, 2004	December 31, 2004
	Shares Acquired		(#)	($)
	on Exercise	Value Realized	Exercisable/	Exercisable/
Name	(#)	($)	Nonexercisable	Nonexercisable
Dods	—	—	0/30,000	0/$658,724
McGrath	25	$472	41,975/30,000	$655,091/$658,724
Denot	500	$20,435	9,000/10,000	$207,905/$187,316
Horner	—	—	0/8,000	0/$175,660
Grigsby	—	—	0/8,000	0/$175,660

     All securities underlying the options are shares of BNP Paribas. Dollar values were calculated using a December 31, 2004 market price of 53.30 euro per share and an exchange rate of $1.3554 per euro. Outstanding options include 11,000 BNP Paribas options awarded to Mr. Denot prior to commencing service with the Corporation, and 41,975 BNP Paribas options awarded to Mr. McGrath for services prior to the November 1998 merger of “old” BancWest Corporation into the Corporation. No options were granted in 2004.

Long-Term Incentive Plans–Awards in Last Fiscal Year

     The Executive Compensation Committee established target awards for the 2004-2006 LTIP performance cycle that ranged from 10% to 50% of participants’ average annual base salaries, and adopted an award matrix based on two measures of corporate performance – Return on Average Notional Equity (“RONE”) and an Efficiency Ratio (“ER”). Target awards will be multiplied by a corporate performance factor of 0% to 200% established after the performance period is complete by applying the Corporation’s RONE and ER to an array of percentages shown on an award matrix. One axis of that matrix sets forth RONE values ranging from 42.1% to 50.1%, and the other axis sets forth ER percentages of 55.5% to 45.5%. The matrix provides a corporate performance factor of 0% if RONE is less than 42.1% or the ER is greater than 55.5%; a 100% corporate performance factor if (among other combinations) RONE is 46.1% and the ER is 50.5%; and the maximum corporate performance factor of 200% if RONE reaches at least 50.1% and the ER is 45.5% or better.

     In accordance with SEC rules, the following table shows threshold, target and maximum awards levels of the named executive officers for the 2004-2006 LTIP performance cycle.

			Estimated Future Payouts
	Number of	Performance or	under Non-Stock
	Shares,	Other Period until	Price-Based Plans (2)
	Units or	Maturation
Name	Other Rights	or Payout (1)	Threshold	Target	Maximum
Dods (3)	None	12/31/2006	None	$180,320	$360,641
McGrath	None	12/31/2006	None	$501,907	$1,003,814
Denot	None	12/31/2006	None	$116,062	$232,125
Horner	None	12/31/2006	None	$198,100	$396,200
Grigsby	None	12/31/2006	None	$124,824	$249,649

BancWest Corporation and Subsidiaries
PART III

Note (1)	Performance period began on January 1, 2004.

Note (2)	Target and Maximum payouts correspond to corporate performance factors of 100% and 200%, and are calculated using estimated average salaries for 2004-2006.

Note (3)	Mr. Dods will participate in 2004-2006 awards on a prorated basis because he retired after completing one-third of the LTIP cycle.

Executive Life Insurance Plan

     The Corporation provides pre-and post-retirement life insurance benefits for approximately 26 executives under the Executive Life Insurance Plan (the “ELIP”), which is an exhibit incorporated herein by reference. The named executive officers who currently participate in the ELIP, which replaced the Corporation’s prior split dollar life insurance program, are Mr. McGrath and Mr. Grigsby. Death benefits under the ELIP are equal to three times current salary while actively employed. Following a “qualified termination,” the Corporation will continue to provide death benefits to ELIP participants equal to three times final salary until their “policy distribution date.” On the policy distribution date, the Corporation will transfer to the participant ownership of a company-owed life insurance policy with sufficient cash value, based on reasonable actuarial assumptions, to provide a death benefit equal to three times final salary until the policy maturity date. At the date the policy is transferred to the participant, the Corporation will also pay a cash bonus sufficient to cover the executive’s estimated income taxes due as a result of transfer of the policy.

     A qualified termination includes termination of employment after attaining age 65, termination of employment after attaining age 55 with at least ten years of credited service, termination of those executives entitled to the enhanced SERP benefit described in the following section, or a discretionary determination by the Executive Compensation Committee to treat a termination that does not otherwise qualify as a qualified termination. Mr. McGrath (age 56) and Mr. Grigsby (age 52) have each satisfied the requirements for a “qualified termination.” The policy distribution date is the latest to occur of termination of the participant’s employment, attaining age 65, and completion of seven annual premium payments. However, the Executive Compensation Committee has discretion to authorize distribution of a policy to a participant following termination of service and completion of seven premium payments, but prior to attaining age 65.

Defined Benefit Pension and Supplemental Executive Retirement Plans

     The Corporation sponsors an Employees’ Retirement Plan (the “ERP”) for employees of the Corporation and participating subsidiaries, which resulted from the merger of two separate plans. The ERP includes a cash balance plan for eligible Bank of the West employees, under which benefits continue to accrue, and a “frozen” defined benefit plan for certain employees of First Hawaiian, Inc. (“FHI”).

     Bank of the West’s cash balance plan (previously part of the BNP U.S. Retirement Plan) was merged into the ERP effective January 1, 1999. It provides a benefit at retirement equal to the value of the participant’s cash balance account. The cash balance account consists of: accrued benefits transferred as of January 1, 1999; 5% of base earnings (up to an inflation-adjusted earnings limit established by Internal Revenue Service rules) while a participant for each year following 1998; and interest on the foregoing amounts credited quarterly at an annual rate calculated by reference to 5-year Treasuries. Benefits vest after five years of service, but may not be paid out before age 55. The named executive officers who currently participate in the cash balance plan are Mr. McGrath and Mr. Grigsby. Based on 2% inflation, a 3.25% interest-crediting rate and 5.75% conversion factors, the Corporation currently estimates that the annual benefit payable from this plan to Mr. McGrath and Mr. Grigsby at normal retirement age will be $54,500 and $63,000, respectively.

     The FHI defined benefit plan was “frozen” as of December 31, 1995 and none of the named executive officers accrued such benefits under that plan for service after December 31, 1995. Under the frozen FHI plan, covered compensation includes salary, including overtime, but excludes bonuses. Pension compensation is also limited to the maximum allowable under the Internal Revenue Code. Retirement benefits become payable effective upon an employee’s retirement at the normal retirement age of 65 years. Normal retirement benefits are based on average compensation and years of credited service as of December 31, 1995. Mr. Dods and Mr. Horner have frozen accrued benefits payable at normal retirement of $94,791 and $42,713, respectively. Under specified circumstances, an employee who has attained a certain age and length of service may retire early with reduced benefits.

     The Corporation’s Supplemental Executive Retirement Plan (the “SERP,” discussed below) includes grandfathered pension provisions under which eligible officers (including Mr. Dods and Mr. Horner) will receive benefits based on the formula used in the frozen FHI defined benefit plan. In determining grandfathered pension benefits under the SERP, the participant’s covered compensation includes base pay, commissions, overtime, short-term incentive pay, and the annual cash bonus earned under the IPKE. A participant’s covered compensation does not include any LTIP bonus. The grandfathered pension benefit payable under the SERP is reduced by the participant’s “frozen” accrued benefit under the old FHI plan.

BancWest Corporation and Subsidiaries
PART III

     The following table illustrates the estimated annual pension benefits payable under the grandfathered pension portion of the SERP to eligible executive officers at age 65 (including the value of the frozen FHI benefit). Whether these amounts become payable depends on the contingencies and conditions set forth in the ERP and the SERP.

Final Average	Years of Service (2)
Compensation (1)	15	20	25	30	35	40

200,000	48,483	64,643	80,804	96,965	113,126	125,126
300,000	74,733	99,643	124,554	149,465	174,376	192,376
400,000	100,983	134,643	168,304	201,965	235,626	259,626
500,000	127,233	169,643	212,054	254,465	296,876	326,876
600,000	153,483	204,643	255,804	306,965	358,126	394,126
700,000	179,733	239,643	299,554	359,465	419,376	461,376
800,000	205,983	274,643	343,304	411,965	480,626	528,626
900,000	232,233	309,643	387,054	464,465	541,876	595,876
1,000,000	258,483	344,643	430,804	516,965	603,126	663,126
1,100,000	284,733	379,643	474,554	569,465	664,376	730,376
1,200,000	310,983	414,643	518,304	621,965	725,626	797,626
1,300,000	337,233	449,643	562,054	674,465	786,876	864,876
1,400,000	363,483	484,643	605,804	726,965	848,126	932,126
1,500,000	389,733	519,643	649,554	779,465	909,376	999,376
1,600,000	415,983	554,643	693,304	831,965	970,626	1,066,626
1,700,000	442,233	589,643	737,054	884,465	1,031,876	1,133,876
1,800,000	468,483	624,643	780,804	936,965	1,093,126	1,201,126
1,900,000	494,733	659,643	824,554	989,465	1,154,376	1,268,376
2,000,000	520,983	694,643	868,304	1,041,965	1,215,626	1,335,626

Notes to Defined Benefit Pension Plans Table:

Note (1)	Final average compensation represents the average annual compensation during the highest 60 consecutive calendar months in the last 120 calendar months of creditable service. Compensation for the purpose of this table includes base salary plus the value of awards under the IPKE as shown on the Summary Compensation Table (but not bonuses under the LTIP). The amount of the IPKE bonus included in compensation for any year for purposes of the SERP is the amount earned for the performance year, though not paid until the following year. The estimated annual benefits are computed on the basis of a straight-life annuity form of payment with no social security offset.

Note (2)	As of December 31, 2004, the number of years of credited service for the named executive officers who participate in the grandfathered pension portion of the SERP were: Mr. Dods, 36 years; and Mr. Horner, 26 years.

     Approximately 90 actively employed senior executives participate in the SERP. SERP participants receive (i) benefits calculated under the grandfathered SERP provisions, if applicable, and (ii) benefits derived from a target percentage of their qualifying compensation, but only to the extent the target benefit exceeds offsets for grandfathered SERP benefits, benefits under the ERP and various other employer provided benefits (including contributions to defined contribution plans and 50% of the age 65 Social Security benefit). The named executive officers’ maximum target percentage is 60% of qualifying compensation. Subject to the 2002 amendment discussed below, qualifying compensation for this purpose is the average annual rate of compensation (salary plus annual bonuses under the Incentive Plan for Key Executives) for the 60 consecutive calendar months out of the last 120 calendar months of employment that result in the highest such average. To qualify for a 60% target, the named executive officers who participate in the SERP must retire on or after their 62nd birthdays with 20 years of credited service. If they retire before age 62 with the consent of the Executive Compensation Committee, their target retirement amounts (as defined by the SERP) are reduced by 3% for each year by which benefit commencement precedes the participant’s 62nd birthday. Messrs. Dods, McGrath, Horner and Grigsby participate in the SERP, and each of them has at least 20 years of credited service for SERP purposes.

BancWest Corporation and Subsidiaries
PART III

     The SERP was amended in 2002 to eliminate “involuntary termination” provisions and to provide certain enhanced SERP benefits to all persons who were SERP participants at the time Bancwest was acquired by BNP Paribas. The affected SERP participants (including Messrs. Dods, McGrath, Horner and Grigsby) were granted three extra years of credited service for purposes of computing their target benefits under the SERP. Their target benefit computations will also be based on the greater of covered compensation over the 12 months before termination, or the final average compensation otherwise provided in the SERP. In addition, their SERP benefits will begin at the later of the date of termination or age 55 (though an affected participant may elect to delay receipt of SERP early retirement benefits to a date not beyond age 65), and early retirement benefits will be calculated using provisions that apply to retirement with consent of the Executive Compensation Committee.

     Mr. Denot participates in a 401(k) plan of the Corporation but not in any of its other pension plans or the SERP. He participates in pension plans of BNP Paribas.

Change-in-Control Arrangements

     If there is a change in control of the Corporation, all LTIP awards that have been outstanding six or more months will automatically be deemed fully earned at the maximum target value and participants in the DCP will be entitled to an immediate lump sum distribution of certain amounts unless (as occurred when BancWest was acquired by BNP Paribas) that plan is assumed by the surviving entity. In addition, the Corporation maintains a rabbi trust with a third-party trustee for the SERP and the DCP and if an actual or potential change in control occurs, the Corporation is required to contribute sufficient funds to the trust to fund all benefits payable to participants.

Employment Agreements

     Mr. McGrath has had an employment agreement with the Corporation since 1998. His agreement, which was last amended in January 2005, has a perpetual term and entitles Mr. McGrath to at least his current base salary, which may be increased annually at BancWest’s discretion after review by the Board of Directors, but may not be decreased.

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

BancWest Corporation and Subsidiaries
PART III

Item 13. Certain Relationships and Related Transactions

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

     First Hawaiian Bank leases office space to Damon Estate in First Hawaiian Bank’s headquarters building. In 2004, Damon Estate leased 6,074 square feet and paid rent of $171,287, plus operating expenses. Effective January 1, 2005, the lease includes 6,980 square feet, at an annual rent of $205,036, plus operating expenses. The lease expires in December 2007, subject to two five-year extension options.

     Bank of the West and First Hawaiian Bank participate in various financial transactions with BNP Paribas and its affiliates. These transactions are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities and are required to be on terms at least as favorable to each bank as those prevailing at the time for similar non-affiliate transactions. For information concerning financial transactions involving BNP Paribas and the Corporation or its banking subsidiaries, see Notes 3, 4, 13 and 14 to the Consolidated Financial Statements.

     During 1999, Bank of the West issued to BNP Paribas a $50 million 7.35% Subordinated Capital Note due June 24, 2009. The maximum principal amount of that note outstanding in 2004, and the outstanding principal balance at December 31, 2004, was $50 million.

     Bank of the West holds deposits and purchases federal funds from BNP Paribas. The deposits generally are for terms up to six months. Federal funds purchases are generally for one to four days. The maximum daily amount owed by Bank of the West to BNP Paribas in 2004 in connection with such deposits and federal funds purchases was $600 million, and the balance outstanding on December 31, 2004 was $20.4 million.

     In connection with its acquisition by BNP Paribas, BancWest became the borrower under a $1.55 billion 6.54% term loan from a BNP Paribas subsidiary due December 31, 2010. At December 31, 2004, the outstanding principal balance of that loan was $1.55 billion.

     In 2002, the Corporation sold BNP Paribas 485,413 shares of the outstanding common stock of Bank of the West for $800 million. The Corporation used the proceeds of both transactions to repay funds borrowed from BNP Paribas to finance acquisitions. As discussed in Note 4 to the Consolidated Financial Statements, the Corporation and BNP Paribas are parties to a Stockholders’ Agreement that includes put and call options on the Bank of the West stock owned by BNP Paribas.

     In October 2004, in connection with the acquisitions of Community First Bankshares, Inc. and USDB Bancorp, BancWest obtained $590 million of short-term debt financing from BNP Paribas.

     As discussed in Note 4 and 14 to the Consolidated Financial Statements, the Corporation has entered into $400 million of structured repurchase agreements with BNP Paribas.

     As discussed in Notes 3 and 4 to the Consolidated Financial Statements, the Corporation has entered into a $150 million interest rate swap with BNP Paribas to hedge obligations under the junior subordinated debentures issued in connection with the 9.5% BancWest Capital I Quarterly Income Preferred Securities. The swap is accounted for as a fair value hedge. We pay 3-month LIBOR plus 369 basis points and receive fixed payments at 9.5%. The fair value loss of the swap at December 31, 2004 was $2.7 million.

     Mr. Kobayashi is a director of the Corporation and First Hawaiian Bank, and his law corporation is a partner in the law firm of Kobayashi, Sugita & Goda. In 2004, the Corporation and its subsidiaries paid legal fees to Kobayashi, Sugita & Goda totaling $676,675. Of this amount, $443,042 was reimbursable by bank customers. Kobayashi, Sugita & Goda leases 26,788 square feet of office space in First Hawaiian Bank’s headquarters building. Rent paid in 2004 was $1,030,985, plus operating expenses. The lease term ends in December 2006, subject to two five-year extension options.

     Mr. Peck is a director of the Corporation and Bank of the West and a Senior Partner of Pillsbury Winthrop LLP, which provides legal services to the Corporation and its subsidiaries.

BancWest Corporation and Subsidiaries
PART III

Item 14. Principal Accountant Fees and Services

Audit Fees and Non-Audit Fees

     The following table presents fees for professional audit services rendered by our principal accountants, PricewaterhouseCoopers LLP for the audit of BancWest’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by PricewaterhouseCoopers during those periods. Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

(dollars in thousands)	2004	2003
Audit fees	$1,669	$1,106
Audit-related fees (1)	188	280
Tax fees (2)	165	895
All other fees (3)	135	195

Total	$2,157	$2,476

(1)	Audit related fees consist of assurance and related services that are reasonable related to the performance of the audit of BancWest’s financial statements. This category includes fees related to the performance of audit and attest services not required by statute or regulations.

(2)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for tax compliance and return assistance (IRS, state and local), tax advice and tax planning.

(3)	In 2004, all other fees consisted of $120 thousand for the outsourcing of a like-kind exchange system used in auto leasing and $15 thousand for accounting research and audit software. In 2003, all other fees were for the like-kind exchange system.

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

BancWest Corporation and Subsidiaries

PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following financial statements are included in Part II of the 10-K.

(a) 1. Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm	41
BancWest Corporation and Subsidiaries:
Consolidated Statements of Income	42
Consolidated Balance Sheets	43
Consolidated Statements of Changes in Stockholder’s Equity	44
Consolidated Statements of Cash Flows	45
BancWest Corporation (Parent Company):
Statements of Income	89
Balance Sheets	90
Statements of Cash Flows	91
Notes to Consolidated Financial Statements	46–91
Summary of Quarterly Financial Data	92

2. Financial Statement Schedules

     Schedules to the Consolidated Financial Statements required by this Item 14(a)2 are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.

BancWest Corporation and Subsidiaries
PART IV

3. Exhibits

     The registrant’s SEC file number for reports filed before October 30, 1998 was 000-7949, and for reports filed after that date is 001-14585.

3.1	Certificate of Incorporation of BancWest Corporation as in effect from December 20, 2001, is incorporated by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.2	Amended and Restated Bylaws of BancWest Corporation as in effect from December 20, 2001, are incorporated by reference to Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.1	Instruments with respect to long-term debt not filed herewith will be furnished to the Commission upon its request.

4.2	Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4.3	Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation’s Registration Statement on Form S-4 filed with the SEC on October 17, 1997 (File No. 333-38215).

4.4	Form of Indenture relating to Junior Subordinated Debentures entered into between BancWest Corporation and Bank One Trust Company, N.A., as Indenture Trustee, is incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 of BancWest Corporation, BancWest Capital I and BancWest Capital II, filed October 25, 2000 (File No. 333-48552).

10.1	Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.2	Amendment No. 3 to the BancWest Corporation Long-Term Incentive Plan, approved March 16, 2000, is incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2000.*

10.3	First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.4	Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation’s Form 10-K for the fiscal year ended December 31, 1998.*

10.5	Amendment No. 2 to BancWest Corporation Supplemental Executive Retirement Plan, effective November 1, 2002, is incorporated by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10.6	First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, and Amendment No. 1, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.7	Amendment No. 3 to the BancWest Corporation Deferred Compensation Plan is incorporated by reference to Exhibit 10.26 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 2001.*

10.8	First Hawaiian, Inc. Incentive Plan for Key Executives, and amendments effective January 1, 1998, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

BancWest Corporation and Subsidiaries
PART IV

10.9	Amendment to First Hawaiian, Inc. Incentive Plan for Key Executives is incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.10	Resolutions of the Board of Directors adopted September 20, 2001 amending the Company’s Defined Contribution Plan, Future Plan and Incentive Plan for Key Executives, and terminating its option plans, are incorporated by reference to Exhibit 10.27 to the Corporation’s Form 10-Q for the quarterly period ended September 30, 2001.*

10.11	Directors’ Retirement Plan, effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*

10.12	BancWest Corporation Umbrella Trust ™ Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed November 23, 1999, is incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.13	Termination of Split Dollar Agreement and Release of Interest, dated December 16, 2003, between First Hawaiian Bank and the Walter A. Dods, Jr. Irrevocable Trust, is incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.14	Termination of Split Dollar Agreement and Release of Interest, dated December 16, 2003, between First Hawaiian Bank and Donald G. Horner, is incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.15	BancWest Corporation Executive Life Insurance Plan, effective April 1, 2004, is incorporated by reference to Exhibit 10.1 to the Corporation’s Report on Form 8-K dated January 20, 2005.*

10.16	Employment Agreement between Don J. McGrath and the Corporation, effective November 1, 1998, is incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*

10.17	Addendum to Employment Agreement between Don J. McGrath and the Corporation, effective January 1, 2005, is filed herewith.*

10.18	Agreement dated February 13, 2004 between BNP Paribas International Retail and Financial Services and Walter A. Dods, Jr. is filed herewith.*

10.19	Stock Purchase Agreement, dated November 20, 2002, between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock, is incorporated by reference to Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.20	Stockholders’ Agreement dated as of November 20, 2002 between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock, is incorporated by reference to Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K dated December 31, 2002.

12.	Statement re: computation of ratios, filed herewith.

21.	Subsidiaries of the registrant, filed herewith.

31.	Section 302 Certifications.

32.	Section 1350 Certifications.

* Management contract or compensatory plan or arrangement.

BancWest Corporation and Subsidiaries
PART IV

(b) The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c) Response to this item is the same as the response to Item 15(a)2.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION (Registrant)
By:	/s/ DOUGLAS C. GRIGSBY
Douglas C. Grigsby
Executive Vice President, Chief Financial Officer and Treasurer

Date: March 25, 2005

BancWest Corporation and Subsidiaries
PART IV

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FRANK BONETTO Frank Bonetto	Executive Vice President & Director	March 25, 2005 Date
/s/ FRANCOIS DAMBRINE Francois Dambrine	Director	March 25, 2005 Date
/s/ GéRARD DENOT Gérard Denot	Vice Chairman & Director	March 25, 2005 Date
/s/ W. ALLEN DOANE W. Allen Doane	Director	March 25, 2005 Date
/s/ WALTER A. DODS, JR. Walter A. Dods, Jr.	Chairman & Director	March 25, 2005 Date
/s/ JULIA ANN FROHLICH Julia Ann Frohlich	Director	March 25, 2005 Date
/s/ ROBERT A. FUHRMAN Robert A. Fuhrman	Director	March 25, 2005 Date
/s/ PAUL MULLIN GANLEY Paul Mullin Ganley	Director	March 25, 2005 Date
* David M. Haig	Director	March 25, 2005 Date
/s/ JOHN A. HOAG John A. Hoag	Director	March 25, 2005 Date
/s/ DONALD G. HORNER Donald G. Horner	Executive Vice President & Director	March 25, 2005 Date
/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director	March 25, 2005 Date
/s/ MICHEL LARROUILH Michel Larrouilh	Director	March 25, 2005 Date
* Pierre Mariani	Director	March 25, 2005 Date
/s/ FUJIO MATSUDA Fujio Matsuda	Director	March 25, 2005 Date

BancWest Corporation and Subsidiaries
PART IV

/s/ DON J. McGRATH Don J. McGrath	President, Chief Executive Officer & Director	March 25, 2005 Date
/s/ RODNEY R. PECK Rodney R. Peck	Director	March 25, 2005 Date
* Edouard A. Sautter	Director	March 25, 2005 Date
/s/ ERIC K. SHINSEKI Eric K. Shinseki	Director	March 25, 2005 Date
/s/ JOHN K. TSUI John K. Tsui	Director	March 25, 2005 Date
/s/ JACQUES HENRI WAHL Jacques Henri Wahl	Director	March 25, 2005 Date
/s/ ROBERT C. WO Robert C. Wo	Director	March 25, 2005 Date
/s/ DOUGLAS C. GRIGSBY Douglas C. Grigsby	Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 25, 2005 Date

* Signature not available