Form 10-Q
period 2005-03-31
BANCWEST CORP/HI
filed 2005-05-13
CIK 36377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

As of May 5, 2005, the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding

Class A Common Stock, $0.01 Par Value	106,859,123 Shares

BANCWEST CORPORATION AND SUBSIDIARIES

FORM 10-Q
March 31, 2005

     The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2005		2004
Earnings:
(Dollars in thousands)
Interest income	$558,228		$416,087
Interest expense	163,805		96,126

Net interest income	394,423		319,961
Provision for loan and lease losses	11,100		18,865
Noninterest income	122,796		102,503
Noninterest expense	292,092		218,882

Income before income taxes	214,027		184,717
Provision for income taxes	77,423		71,665

Net income	$136,604		$113,052

Balance Sheet Data Averages:
(Dollars in millions)
Average assets	$ 50,341		$ 38,336
Average securities available for sale at cost	8,339		5,835
Average loans and leases (1)	32,748		25,942
Average deposits	34,004		26,432
Average long-term debt	6,231		4,323
Average stockholder’s equity	5,800		4,327
Balance Sheet Data At Period End:
(Dollars in millions)
Assets	51,416		38,914
Securities available for sale	8,606		5,873
Loans and leases (1)	33,218		26,292
Deposits	34,958		26,743
Long-term debt	6,501		4,283
Stockholder’s equity	5,817		4,398
Selected Financial Ratios For the Period Ended:
Return on average total assets (ROA) (2)	1.10%		1.19%
Return on average stockholder’s equity (ROE) (2)	9.55		10.51
Net interest margin (taxable-equivalent basis) (2)	3.80		3.96
Net loans and leases charged off to average loans and leases (2)	0.18		0.22
Efficiency ratio (3)	56.47		51.81
Average equity to average total assets	11.52		11.29
At Period End:
Allowance for loan and lease losses to total loans and leases	1.31		1.51
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.45		0.58
Allowance for loan and lease losses to nonaccruing loans and leases	3.31	x	2.88	x
Regulatory Capital Ratios:
Leverage Ratio (4):
Bank of the West	9.22%		9.58%
First Hawaiian Bank	10.41		10.19
Tier 1 capital (risk-based):
Bank of the West	10.88		10.92
First Hawaiian Bank	13.88		13.28
Total capital (risk-based):
Bank of the West	12.66		13.13
First Hawaiian Bank	16.09		15.64

(1)	Includes loans held for sale.
(2)	Annualized.
(3)	The efficiency ratio is noninterest expense as a percentage of net interest income plus noninterest income.
(4)	The capital leverage ratios are based on quarterly averages.

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

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $51.4 billion. It is a wholly owned subsidiary of Paris-based BNP Paribas. The Company is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. As of March 31, 2005, its principal subsidiaries were Bank of the West (BOW) (465 full service retail branches and 13 limited service retail offices in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming) and First Hawaiian Bank (FHB) (61 branches in Hawaii, Guam and Saipan). In this report, BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”

Strategic Initiatives

     The Company has continued to implement a series of initiatives that are designed to improve customer service and expand our physical footprint through branch expansion and acquisitions. The focus of the Company is to promote long-lasting customer service relationships through advanced technology and implementing new training vehicles. The Company strives for a “high touch” personalized marketing position, promoting brand recognition through logos and community outreach. The Company is expanding its line of financial services to its customers through internal initiatives as well as acquisitions. This includes insurance services, where the company continues to explore acquisitions of independent insurance agencies within the company’s footprint. Bank of the West currently operates 57 insurance agencies in eight states and is planning to expand the insurance operations through acquisitions.

     Bank of the West’s Commercial Banking Group is expanding geographically and has increased its product offering for the Commercial Banking Division, the Agribusiness Banking Division and the Real Estate Industries Division. The Commercial Banking Group will have two new offices in Denver, Colorado and Minneapolis, Minnesota and is considering other states to take advantage of the new footprint resulting from the merger with Community First Bankshares, Inc. (Community First).

     Bank of the West’s Consumer Finance Group will continue its expansion plans for auto loan products throughout the Midwest, including those states within BOW’s new footprint resulting from the merger with Community First. Additional expansion of the auto loan products in adjacent markets is also being considered.

     First Hawaiian Bank’s focus is on its core markets of Hawaii, Guam and Saipan. Its primary focus is on deepening relationships with existing customers. Objectives include emphasis on effective client segmentation and cross-selling, largely through development and sale of segment targeted packaged products and services.

     In addition, due to improving economic conditions in Hawaii, Guam and Saipan, First Hawaiian Bank seeks to increase loan and deposit volumes by developing relationships with new customers. Also, as part of the focus on our core markets, First Hawaiian Bank has nearly completed its planned reduction in Media Finance and Corporate National credits.

     First Hawaiian Bank is growing its commercial card business, offering sophisticated credit card products to serve the needs of our business customers at both First Hawaiian Bank and Bank of the West. Investments are being made in this business line to enhance customer service and improve staff efficiencies. New initiatives planned for 2005 include a co-branded debit card in Guam, a Web Cash Manager product for our business customers, expanded use of new computerized cross-selling tools, and new real estate loan products to meet the needs of our customers.

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

CRITICAL ACCOUNTING ESTIMATES

     Our significant accounting policies are fundamental to understanding our financial position and results of operations and are discussed in detail in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified two accounting estimates that we believe are critical due to the levels of subjectivity and judgment necessary and because it is likely that materially different results would be

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

reported if different judgments, assumptions and estimates were used. These estimates relate to the allowance for loan and lease losses and goodwill and are described in more detail in our 2004 Annual Report on Form 10-K in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis.

FINANCIAL OVERVIEW

     Income Statement Analysis

     First quarter 2005 compared with first quarter 2004

     The Company reported net income of $136.6 million, compared with $113.1 million, an increase of 20.8%. Net interest income was $394.4 million, compared with $320.0 million. A significant portion of the increase was due to growth in average earning assets, offset by a lower net interest margin for the quarter. Average loans and leases increased by $6.8 billion and average securities available for sale increased by $2.5 billion. The net interest margin decreased 16 basis points (1% equals 100 basis points) as a result of the effects of a flattening yield curve in which short-term rates have risen more quickly than long-term rates. Noninterest income was $122.8 million compared with $102.5 million, an increase of 19.8%, mostly due to increases in trust and investment services income, vehicle and equipment operating lease income, service charges on deposit accounts and other service charges and fees. Noninterest expense was $292.1 million compared with $218.9 million, an increase of 33.4%, mostly due to increases in salaries, wages and employee benefits, occupancy, intangible amortization, depreciation on vehicle and equipment operating leases and restructuring and integration costs.

     Balance Sheet Analysis

     The Company had total assets of $51.4 billion at March 31, 2005, an increase of 2.7% from December 31, 2004 and 32.1% from March 31, 2004. Securities available for sale totaled $8.6 billion, an increase of 8.2% from December 31, 2004 and 46.5% from March 31, 2004. Loans and leases totaled $33.1 billion, up 1.4% from December 31, 2004 and 26.3% from a year ago. Deposits were $35.0 billion, up 4.0% from December 31, 2004 and 30.7% from a year ago.

     The Company’s nonperforming assets were 0.45% of loans, leases and foreclosed properties at March 31, 2005 and December 31, 2004 and 0.58% at March 31, 2004. The allowance for loan and lease losses totaled $432.8 million, a decrease of 0.8% from December 31, 2004 and an increase of 9.1% from March 31, 2004. The provision for loan and lease losses for the quarter was $11.1 million, compared with $18.9 million in the first quarter of 2004. The reduction was due to the improvement in the quality of the loan and lease portfolio.

     RESULTS OF OPERATIONS

     Net Interest Income

     First quarter 2005 compared with first quarter 2004

     Net interest income increased to $394 million from $320 million.

     The increase in net interest income was primarily the result of a $9.7 billion, or 29.9% increase in average earning assets. The increase in our average earning assets was predominately the result of increases in loans and leases and securities available for sale as a result of our acquisitions of Community First and USDB Bancorp (USDB) in the fourth quarter of 2004 and internal growth.

     Net Interest Margin

     First quarter 2005 compared with first quarter 2004

     The net interest margin decreased by 16 basis points due primarily to short-term interest rates increasing faster than long-term interest rates. Our yield on earning assets increased by 23 basis points to 5.38% from 5.15%, while our rates paid on sources of funds increased by 45 basis points to 1.98% from 1.53%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Average Earning Assets

     First quarter 2005 compared with first quarter 2004

     The increase in average earning assets was predominately due to increases in the average loan and lease portfolio and higher average securities available for sale, as a result of the acquisitions of Community First and USDB and internal growth. The $6.8 billion, or 26.2%, increase in average total loans and leases was primarily due to increases in consumer lending, purchased residential mortgages and loans and leases acquired from Community First and USDB. Consumer loans continue to grow due to the strength in the consumer market and the relatively low interest rates on consumer loans. Average total securities available for sale were $8.3 billion, up $2.5 billion, or 42.9%, due to the two acquisitions and purchases of securities.

     Average Loans and Leases

     First quarter 2005 compared with first quarter 2004

     The increase in loans and leases was primarily due to loans and leases acquired from Community First and USDB and internal growth. Average consumer loans increased $1.7 billion, or 22.8%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Average residential real estate loans increased by $1.6 billion, or 30.8%, average commercial real estate increased by $1.7 billion, or 41.7%, and commercial, financial and agricultural loans increased $1.6 billion, or 31.3%.

     Average Interest-Bearing Deposits and Liabilities

     First quarter 2005 compared with first quarter 2004

     The $8.2 billion, or 32.4%, increase in average interest-bearing deposits and liabilities was primarily due to interest-bearing deposits and liabilities acquired from Community First and USDB, growth in our customer deposit base and increases in average long-term debt and short-term borrowings. Average deposits increased significantly within regular savings, time deposits, foreign, and demand deposit portfolios. Borrowings from the Federal Home Loan Bank and structured repurchase agreements increased average long-term debt, while the increase in short-term borrowings is primarily due to a short-term borrowing with BNP Paribas, which was issued to finance the acquisitions of Community First and USDB.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)

     The following table presents consolidated average balances, an analysis of interest income/expense and yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for March 31, 2005 and 2004) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended March 31,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$5,853	$15	1.04%	$7,194	$8	0.45%
Foreign	345,527	2,338	2.74	295,879	807	1.10

Total interest-bearing deposits in other banks	351,380	2,353	2.72	303,073	815	1.08
Federal funds sold and securities purchased under agreements to resell	530,900	3,218	2.46	233,895	602	1.04
Trading assets	4,916	14	1.15	15,018	14	0.37
Securities available for sale (2):
Taxable	8,284,802	74,600	3.65	5,827,328	50,597	3.49
Exempt from Federal income taxes	54,638	726	5.39	7,427	135	7.31

Total securities available for sale	8,339,440	75,326	3.66	5,834,755	50,732	3.50
Loans and leases (3)(4):
Domestic	32,362,249	470,452	5.90	25,593,879	357,121	5.61
Foreign	385,768	6,298	6.62	347,744	5,787	6.69

Total loans and leases	32,748,017	476,750	5.90	25,941,623	362,908	5.63
Other interest earning assets	219,031	1,832	3.39	156,218	1,274	3.28

Total earning assets	42,193,684	559,493	5.38	32,484,582	416,345	5.15

Noninterest-bearing assets:
Cash and due from banks	1,722,785			1,374,349
Premises and equipment	684,382			541,319
Other intangibles	263,753			184,359
Goodwill	4,315,580			3,228,346
Other assets	1,160,542			523,518

Total noninterest-bearing assets	8,147,042			5,851,891

Total assets	$50,340,726			$38,336,473

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$369,494	$484	0.53%	$314,032	$69	0.09%
Savings	12,822,163	22,289	0.70	10,820,570	15,741	0.59
Time	9,392,121	51,242	2.21	6,717,222	25,482	1.53
Foreign	1,438,080	6,926	1.95	997,080	2,144	0.86

Total interest-bearing deposits	24,021,858	80,941	1.37	18,848,904	43,436	0.93
Short-term borrowings	3,249,884	19,726	2.46	2,130,573	5,413	1.02
Long-term debt	6,230,930	63,138	4.11	4,323,264	47,277	4.40

Total interest-bearing deposits and liabilities	33,502,672	163,805	1.98	25,302,741	96,126	1.53

Interest rate spread			3.40%			3.62%
Noninterest-bearing deposits	9,981,890			7,583,455
Other liabilities	1,056,500			1,123,351

Total liabilities	44,541,062			34,009,547
Stockholder’s equity	5,799,664			4,326,926

Total liabilities and stockholder’s equity	$50,340,726			$38,336,473

Impact of noninterest-bearing sources			0.40			0.34

Net interest income and margin on total earning assets		395,688	3.80%		320,219	3.96%

Tax equivalent adjustment		1,265			258

Net interest income		$394,423			$319,961

(1)	Annualized.
(2)	Average debt securities available for sale were computed based on amortized costs, excluding the effects of SFAS No. 115 adjustments.
(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.
(4)	Interest income for loans and leases included loan fees of $7.0 million and $10.5 million for the three months ended March 31, 2005 and 2004, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Noninterest Income

	Three Months Ended March 31,		Change
	2005	2004	$	%
(Dollars in thousands)

Service charges on deposit accounts	$ 43,586	$ 40,829	$ 2,757	6.8%
Trust and investment services income	13,064	10,302	2,762	26.8
Other service charges and fees	46,031	38,237	7,794	20.4
Net gains on sales of securities available for sale	418	367	51	13.9
Vehicle and equipment operating lease income	5,780	854	4,926	576.8
Other	13,917	11,914	2,003	16.8

Total noninterest income	$122,796	$102,503	$20,293	19.8%

First quarter 2005 compared with first quarter 2004

     The increase in trust and investment services income was primarily due to additional fees from trust accounts acquired from the acquisition of Community First and higher income resulting from new business.

     The increase in other service charges and fees was primarily the result of an increase in insurance revenue. The additional insurance revenue was the result of the acquisition of Community First, and its associated insurance business.

     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

	Three Months Ended March 31,		Change
	2005	2004	$	%
(Dollars in thousands)
Personnel:
Salaries and wages	$104,939	$ 83,455	$21,484	25.7%
Employee benefits	48,351	36,237	12,114	33.4

Total personnel expense	153,290	119,692	33,598	28.1
Occupancy	28,392	21,615	6,777	31.4
Outside services	24,442	20,445	3,997	19.6
Intangible amortization	9,980	5,763	4,217	73.2
Equipment	14,497	11,447	3,050	26.6
Depreciation — vehicle and equipment operating leases	5,021	686	4,335	631.9
Stationery and supplies	8,471	6,164	2,307	37.4
Advertising and promotions	7,148	6,327	821	13.0
Restructuring and integration costs	5,350	--	5,350	--
Other	35,501	26,743	8,758	32.7

Total noninterest expense	$292,092	$218,882	$73,210	33.4%

First quarter 2005 compared with first quarter 2004

     The increase in salaries and wages and employee benefits expense was predominately due to a higher full-time equivalent employee count as a result of the acquisitions of Community First and USDB in November 2004.

     The increase in occupancy expense was primarily due to the acquisitions of Community First and USDB.

     The increase in amortization of intangible assets was predominately a result of the amortization of core deposit and insurance intangibles resulting from the Community First and USDB acquisitions.

     The increase in depreciation on vehicle and equipment operating leases was the result of vehicle depreciation incurred from the change in accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases.

     The $5.4 million in restructuring and integration costs were related to the acquisitions of Community First and USDB.

     The increase in “Other” was primarily due to data and telecommunications, travel and entertainment and a reserve for the exposure for merchant services related to an airline that filed for Chapter 11 reorganization in December 2004.

INCOME TAXES

     Our effective income tax rates (exclusive of the tax equivalent adjustment) for the three months ended March 31, 2005 and 2004 were 36.2% and 38.8%, respectively. The decrease in the effective tax rate was due to the reversal of $9.9 million in reserves for Unitary State Tax liabilities, partly offset by an increase of $5.6 million in tax reserves for foreign leveraged leases. The $9.9 million Unitary State Tax amount was comprised of $6.4 million pertaining to the tax year 2002 and $3.5 million pertaining to the tax 2003.

     Lease-in/lease-out (LILO) transactions have recently been subject to review on a nationwide basis by the Internal Revenue Service (IRS) to determine whether the tax deductions connected with such transactions are allowable for U.S. federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In April 2004, the Company received a Revenue Agent’s Report (RAR) which disallowed all deductions associated with the LILO transactions. In order to avoid potential future interest and penalties, the Company has paid, under protest, the amounts claimed by the IRS and other tax authorities in the RAR. The Company continues to believe that it properly reported its LILO transactions has contested the results of the IRS’s audit and is in discussions with the IRS related to those results. Recently the IRS has identified certain sale-leaseback transactions as listed transactions and is in the process of reviewing them to determine whether the deductions are allowable for tax purposes. The Company has entered into several such sale, leaseback transactions, which are currently being audited by the IRS. At the present time, the Company cannot predict the outcome of these issues.

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

Bank of the West

     Regional Banking

     First quarter 2005 compared with first quarter 2004

     The Regional Banking segment’s net income increased $9.3 million, or 26.3% from $35.4 million to $44.7 million. Net interest income increased $53.1 million or 43.0% from last year. The increase is primarily related to the acquisitions of Community First and USDB in the fourth quarter of 2004. Noninterest income increased $14.7 million or 33.7%. The increase is primarily due to the acquisitions, including the insurance agency business, an increase in debit card interchange revenue, and investment sales fees, offset by a decline in charges for nonsufficient funds and overdrafts. Noninterest expense increased $54.1 million or 50.2%. The increase is primarily due to the acquisitions, including the insurance agency business, the inclusion of BancWest Investment Services (BWIS) in the operating segment and compensation expense.

     Average loans and leases increased $4.0 billion, or 68.4%. The increase is primarily due to the acquisitions and large purchases of residential loans since the first quarter of 2004.

     Average deposits increased $5.6 billion, or 39.1%. The increase is primarily due to the Community First acquisition in 2004.

     Commercial Banking

     First quarter 2005 compared with first quarter 2004

     The Commercial Banking segment’s net income increased to $41.0 million, up $3.0 million, or 7.9%, from $38.0 million. Net interest income increased $4.4 million, or 5.7%. Noninterest income increased $0.4 million, or 2.2%. The increase is primarily related to increased trust fees due to accounts acquired from the acquisitions in the fourth quarter of 2004 and loan syndication fees. Offsetting this increase was a decrease in asset management fees, service charges on deposits and loan prepayment fees. Noninterest expense increased $2.8 million, or 8.6%. The increase is primarily due to higher compensation and employee healthcare benefits from the increased full-time equivalent employees from the acquisitions. Provision for credit losses decreased $0.5 million in 2005, primarily related to a decrease in charge-offs in the Agribusiness Division and increased net recoveries in the Indirect Leasing unit in 2005.

     Average loans and leases increased 19.5% to $8.8 billion. The increase was primarily due to increases in commercial, SBA and construction loans and from the acquisitions. The interest margin on loans and leases decreased 14 basis points to 2.65% during 2005 due to declining margins in all product categories.

     Average deposits increased 14.2% to $3.9 billion. The growth in deposits was largely from an increase in shorter-term negotiable CD’s. The deposit margin was relatively unchanged from 1.73% at 2004 to 1.72% at 2005.

     Consumer Finance

     First quarter 2005 compared with first quarter 2004

     The Consumer Finance segment’s net income increased $7.5 million, 52.4% to $21.8 million compared to $14.3 million for the same period in 2004. Net interest income was $56.1 million, compared to $53.0 million in 2004, an increase of 5.8%. Noninterest income increased $4.8 million, or 177.8% to $7.5 million. The increase is due to recording lease payments as noninterest income for

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

all auto leases booked under the operating method of accounting from February through July 2004. This increase was partially offset by lower gains on sales of loans through our Essex subsidiary. In February 2004 Essex began retaining certain types of loans in its own portfolio. Noninterest expense increased $5.1 million to $22.1 million in 2005. The increase is primarily due to higher vehicle depreciation costs incurred as a result of the accounting for certain vehicle leases as operating leases, higher employee healthcare benefits, and a decrease in deferred loan origination costs. The provision for credit losses decreased $8.4 million from $14.9 million to $6.5 million, due to an improvement in credit quality.

     Average assets as of March 31, 2005 were $9.4 billion compared to $8.1 billion at March 31, 2004, an increase of $1.3 billion, or 15.9%. This increase is due to indirect loan production and the addition of assets from the acquisition of Community First in the fourth quarter of 2004.

First Hawaiian Bank

     Retail Banking

     First quarter 2005 compared with first quarter 2004

     The Retail Banking Segment’s net income increased to $24.4 million, up $7.6 million, or 45.2%. Net interest income increased $11.7 million, or 20.7% primarily due to higher transfer pricing credits on deposits of $8.5 million resulting from increases in balances and margins of $4.3 million and $4.2 million, respectively. Noninterest income decreased $0.6 million, or 4.1%. Noninterest expense increased $0.6 million, or 1.4%. The provision for credit losses decreased $1.5 million. The decrease in the provision for credit losses was a result of improved credit quality which has led to a decrease in nonperforming assets and lower net charge offs.

     Average assets increased 13.5% to $4.1 billion, primarily due to increases in loans of $471 million. The increase in loans was primarily in residential and commercial real estate due to the improved economy and favorable interest rates. Average deposits increased 11.3% to $7.6 billion, primarily due to an increase in core deposits.

     Consumer Finance

     First quarter 2005 compared with first quarter 2004

     Consumer Finance’s net income decreased to $8.4 million, down $0.9 million, or 9.7%. Net interest income of $18.9 million was flat as income from higher loan balances was offset by lower margins. Noninterest income decreased $0.5 million or 6.0% primarily due to lower gains on sale of mortgages in 2005. Noninterest expense increased $1.1 million, or 11.2%, primarily due to an increase in credit card mileage program costs in 2005.

     Average assets increased 6.7% to $1.6 billion, partly due to increases in consumer and dealer flooring loans.

     Commercial Banking

     First quarter 2005 compared with first quarter 2004

     Commercial Banking’s net income decreased to $4.9 million, down $1.8 million, or 26.9%. Net interest income decreased $2.6 million, or 25.7%, partially due to lower transfer pricing credits for deferred tax balances related to lease financing activities and lower earning assets. Noninterest income of $1.4 million during the quarter was flat. Noninterest expense decreased $0.3 million, or 17.6%. The provision for credit losses of $0.2 million was flat.

     Average assets decreased 4.1% to $1.2 billion primarily resulting from a reduction in loans related to the planned exit of Syndicated and Media credit exposure.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Management

     First quarter 2005 compared with first quarter 2004

     The Financial Management Segment’s net income was $0.9 million up 50.0% or $0.3 million. Net interest income remained relatively flat. Noninterest income increased by $0.5 million, or 6.5%. Noninterest expense increased $0.2 million, or 3.1%.

SECURITIES AVAILABLE FOR SALE

     The $2.7 billion, or 46.5% increase in securities available for sale from March 31, 2004 to March 31, 2005 was due to the acquisitions of Community First and USDB and purchases of securities. The $652 million, or 8.2% increase from December 31, 2004 was primarily due to purchases of securities.

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

LOANS AND LEASES

     We continue our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from internal growth and the acquisitions of Community First and USDB in the fourth quarter of 2004. See Note 5(Loans and Leases) to the Consolidated Financial Statements for additional information.

     The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At March 31, 2005, total loans and leases to total assets was 64.4% compared with 65.3% at December 31, 2004 and 67.4% at March 31, 2004. As a percentage of total interest earning assets, total loans and leases were 76.6% at March 31, 2005, 78.0% at December 31, 2004 and 79.2% at March 31, 2004. At March 31, 2005, total loans and leases were 94.8% of total deposits compared with 97.2% at December 31, 2004 and 98.1% at March 31, 2004.

     Total loans and leases increased by 26.3% from March 31, 2004 to March 31, 2005. Consumer loans increased $1.5 billion, or 19.2%, substantially due to customers taking advantage of the low interest rate environment, and from the acquisitions in the fourth quarter of 2004. Residential real estate loans increased $2.1 billion, or 39.3%, primarily due to the acquisitions and purchases of loans since the first quarter of 2004. Commercial, financial and agricultural loans increased 27.7% compared with the same period in the prior year. The increase in total loans and leases from December 31, 2004 to March 31, 2005 was due to an increase in residential real estate loans of $0.7 billion, as a result of purchases during the quarter, primarily offset by a decrease of $0.4 billion in commerical, financial and agricultural loans. In the context of interest rate trends and the broader economy, we continuously monitor the mix in our loan portfolio.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

     Nonperforming assets for the periods indicated were as follows:

	March 31, 2005	December 31, 2004	March 31, 2004
(Dollars in thousands)
Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$ 49,892	$ 51,793	$ 66,060
Real estate:
Commercial	54,484	47,385	47,897
Construction	4,780	2,386	--
Residential	7,361	6,862	8,093

Total real estate loans	66,625	56,633	55,990

Consumer	5,010	4,477	2,457
Lease financing	7,201	8,138	7,550
Foreign	1,978	4,138	5,607

Total nonaccrual loans and leases	130,706	125,179	137,664

Other real estate owned and repossessed personal property	19,934	21,653	15,571

Total nonperforming assets	$150,640	$146,832	$153,235

Past due loans and leases (1):
Commercial, financial and agricultural	$ 14,352	$ 6,140	$ 18,520
Real estate:
Commercial	6,768	2,119	6,363
Construction	1,518	506	--
Residential	2,009	1,112	1,190

Total real estate loans	10,295	3,737	7,553

Consumer	1,685	2,243	2,602
Lease financing	14	79	16
Foreign	1,428	216	303

Total past due loans and leases	$ 27,774	$ 12,415	$ 28,994

Accruing Restructured Loans and leases:
Commercial, financial and agricultural	30	36	55
Commercial real estate	400	429	1,596

Total accruing restructured loans and leases	$ 430	$ 465	$ 1,651

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.45%	0.45%	0.58%
Including past due loans and leases	0.54	0.49	0.69
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.29	0.29	0.39
Including past due loans and leases	0.35	0.32	0.47

(1)	Represents loans and leases which are past due 90 days or more as to principal or interest, are still accruing interest, are adequately collateralized and in the process of collection.

     The increase in nonaccrual loans from December 31, 2004 was due to an increase in real estate nonaccrual loans as a result of a few large loans being moved to nonaccrual status during the first quarter of 2005. This increase was primarily offset by decreases in commercial, financial and agricultural and foreign nonaccrual loans. The decrease from March 31, 2004 was due to a decrease in commercial, financial and agricultural nonaccrual loans primarily offset by an increase in real estate nonaccrual loans. The increase in real estate nonaccrual loans was mostly due to the acquisition of nonaccrual loans from Community First and a few large loans that were moved to nonaccrual status in the first quarter of 2005.

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

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is based upon our judgment as to the adequacy of the allowance for loan and lease losses (the Allowance) to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases, change in the overall loan and lease risk profile, general economic factors and the fair value of collateral. The analysis of the changes in the allowance for loan and lease losses, including charge-offs and recoveries, is presented in Note 6 (Allowance for Loans and Leases) to the Consolidated Financial Statements.

     Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:

•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where 1 is no risk and 10 is loss. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. We manage our exposure to higher risk areas through application of prudent underwriting policies.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 36.7% of our lease financing portfolio and 6.9% of our combined lease financing and consumer loans at March 31, 2005), we obtain third-party insurance for the estimated residual value of the leased vehicle, and set aside reserves to cover the uninsured portion.

     The allowance for loan and lease losses was 1.31% of total loans and leases at March 31, 2005, compared with 1.33% of total loans and leases at December 31, 2004 and 1.51% at March 31, 2004. Compared with the same period a year ago, net charge-offs were $0.7 million higher in the three months ended March 31, 2005. This was driven by an increase in installment loan charge offs (Auto and RVs), significantly offset by a large loan recovery in Guam.

     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at March 31, 2005. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEPOSITS

     Deposits are the largest component of our total liabilities and account for 49.4% of total interest expense during the quarter ended March 31, 2005. At March 31, 2005, total deposits were $35 billion, an increase of 4.0% over December 31, 2004 and an increase of 30.7% over March 31, 2004. The increase from March 2004 was primarily due to growth in our customer deposit base and the acquisitions of Community First and USDB. The increase from December 2004 was primarily due to growth in our time deposits over $100 thousand. Rates paid on deposits have increased based on current market conditions. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).

CAPITAL

     Stockholder’s equity totaled $5.8 billion at March 31, 2005, an increase of $87 million, or 1.5%, from December 31, 2004 and $1.4 billion, or 32.3%, from March 31, 2004. The increase from December 2004 was primarily due to net income earned by the Company during the first three months of 2005, partially offset by net unrealized losses on securities available for sale and cash flow hedges. The increase from March 2004 was largely due to an issuance of common stock of the Company for the acquisitions of Community First and USDB and net income for the last 12 months.

LIQUIDITY MANAGEMENT

     Liquidity refers to our ability to provide sufficient short and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at reasonable cost. We achieve our liquidity objectives with both assets and liabilities. Further, while liquidity positions are managed separately by the Company and its two subsidiary Banks, both short-term and long-term activities are coordinated between the two subsidiary Banks.

     We obtain short-term asset-based liquidity through our investment securities portfolio, principally short-term securities and other liquid assets, which can be readily converted to cash. These assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, trading assets, securities purchased under agreements to resell, securities available for sale and loans held for sale. Such assets represented 22.5%, 21.3% and 20.7% of total assets at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

     Intermediate and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from loans and securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Bank such as consumer and mortgage loans.

     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits increased 28.6% from March 31, 2004 to $34 billion at March 31, 2005, primarily due to the acquisitions of Community First and USDB in November 2004, and continued expansion of our customer base in the Western United States. Average total deposits funded 67.5% and 68.9% of average total assets for the quarter ended March 31, 2005 and the year ended December 31, 2004, respectively.

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

	March 31,
(Dollars in millions)	2005	2004

Federal Reserve Discount Window	$662	$626
Federal Home Loan Bank	841	1,851
Securities Available for Repurchase Agreements	4,381	3,172

Total	$5,884	$5,649

     Further information on short-term borrowings is provided in Note 13 (Short-term Borrowings) to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K. Offshore deposits in the international market provide another available source of funds.

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

     The Parent’s ability to pay dividends to BNP Paribas depends primarily upon dividends and other payments from its subsidiaries, which are subject to certain limitations as described in Note 17 (Limitation on Payments of Dividends) to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Accounting for Share-Based Payment. This statement requires stock options awarded to employees to be expensed over the vesting period of the option, at the fair value at the grant date using an option-pricing model. This statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. The Company currently accounts for stock based compensation under Accounting Principles Board Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees and related Interpretations, as allowed under FASB Statement 123, Accounting for Stock-Based Compensation. This pronouncement will increase the amount of compensation expense per period, however, we believe this statement will not have a significant impact to our financial statements.

     In June 2004, the Emerging Issues Task Force (EITF) published EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 clarifies the impairment methodology used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 applies to all investments accounted for in accordance with the provisions of FAS 115, certain debt and equity securities within the scope of Statement 124, and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting. On September 30, 2004, the FASB staff published FASB Staff Position (FSP) EITF 03-1-1. FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in Paragraphs 10–20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, while the FASB considers application guidance. We will evaluate any new guidance on the above mentioned paragraphs upon final issuance.

BancWest Corporation and Subsidiaries
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Measurement and Management

     Interest rate risk, one of the leading risks in terms of potential earnings impact, is an essential element of being a financial intermediary. The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than our interest-earning assets (primarily loans, leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance loans. Short and long-term market rates may change independent of each other resulting in changes to the slope and absolute level of the yield curve.

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

     The Company and its subsidiaries use computer simulation models to evaluate net interest income in order to quantify exposure to changes in interest rates. Generally, the size of the balance sheet is held relatively constant and then subjected to interest rate shocks up in 100-basis-point increments and down in 100 basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.

     The projected impact of incremental increases and decreases in interest rates on the projected Company’s consolidated net interest income over the 12 months beginning April 1, 2005 is shown below.

	+3%	+2%	+1%	Flat	-1%	-2%
(Dollars in millions)

Net interest income	$1,651.2	$1,663.9	$1,663.2	$1,643.7	$1,614.3	$1,568.0
Difference from flat	7.5	20.2	19.5	--	(29.4)	(75.7)
% variance	0.5%	1.2%	1.2%	--%	(1.8)%	(4.6)%

     Because of the relatively low level of interest rates in the first three months of 2005, modeling below a 200-basis-point decrease was deemed not meaningful. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

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

     The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

March 31, 2005
		Gross		Expected Maturity
(Dollars in thousands)	Net Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2005	2006	2007	2008	2009	2009

Pay-Fixed Swaps:
Contractual Maturities	$(6,082)	$10,573	$705,704	$78,440	$24,957	$39,127	$97,333	$104,445	$361,402
Weighted Avg. Pay Rates			4.50%	2.91%	4.22%	5.14%	5.34%	4.37%	4.60%
Weighted Avg. Receive Rates			3.13%	2.72%	2.93%	3.09%	4.98%	2.86%	2.83%

Receive-Fixed Swaps:
Contractual Maturities	13,303	8,173	$705,704	$79,023	$24,374	$39,127	$97,333	$104,445	$361,402
Weighted Avg. Pay Rates			3.13%	2.72%	2.95%	3.05%	4.98%	2.86%	2.83%
Weighted Avg. Receive Rates			4.74%	3.14%	4.42%	5.43%	5.39%	4.65%	4.88%

Pay-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	(1,458)	--	$35,992	--	--	--	$3,000	--	$32,992
Weighted Avg. Pay Rates			5.40%	--	--	--	4.42%	--	5.49%
Weighted Avg. Receive Rates			3.00%	--	--	--	2.87%	--	3.01%

Receive-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	2,269	2,269	$35,992	--	--	--	$3,000	--	$32,992
Weighted Avg. Pay Rates			3.00%	--	--	--	2.87%	--	3.01%
Weighted Avg. Receive Rates			5.87%	--	--	--	4.75%	--	5.97%

Caps/Collars:
Contractual Maturities	--	35	$302,479	$230,496	--	$64,625	$3,835	$1,530	$1,993
Weighted Avg. Strike Rates			4.40%	4.24%	--	4.85%	5.18%	4.50%	6.83%
Weighted Floor Rates			4.77%	--	--	--	--	--	4.77%

Total interest rate contracts held for trading purposes	$8,032	$21,050	$1,785,871

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

CONSOLIDATED STATEMENT OF INCOME

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Item 1. Financial Statements

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands)

Interest income
Loans	$447,888	$331,511
Lease financing	27,817	31,180
Securities available for sale	75,106	50,691
Other	7,417	2,705

Total interest income	558,228	416,087

Interest expense
Deposits	80,941	43,436
Short-term borrowings	19,726	5,413
Long-term debt	63,138	47,277

Total interest expense	163,805	96,126

Net interest income	394,423	319,961
Provision for loan and lease losses	11,100	18,865

Net interest income after provision for loan and lease losses	383,323	301,096

Noninterest income
Service charges on deposit accounts	43,586	40,829
Trust and investment services income	13,064	10,302
Other service charges and fees	46,031	38,237
Net gains on securities available for sale	418	367
Vehicle and equipment operating lease income	5,780	854
Other	13,917	11,914

Total noninterest income	122,796	102,503

Noninterest expense
Salaries and wages	104,939	83,455
Employee benefits	48,351	36,237
Occupancy	28,392	21,615
Outside services	24,442	20,445
Intangible amortization	9,980	5,763
Equipment	14,497	11,447
Depreciation-vehicle and equipment operating leases	5,021	686
Restructuring and integration costs	5,350	--
Stationery and supplies	8,471	6,164
Advertising and promotions	7,148	6,327
Other	35,501	26,743

Total noninterest expense	292,092	218,882

Income before income taxes	214,027	184,717
Provision for income taxes	77,423	71,665

Net income	$136,604	$113,052

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED BALANCE SHEETS

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004
(Dollars in thousands, except share data)
Assets
Cash and due from banks	$ 1,719,033	$ 1,676,056	$ 1,328,783
Interest-bearing deposits in other banks	535,202	16,531	309,198
Federal funds sold and securities purchased under agreements to resell	647,580	937,875	469,998
Trading assets	4,893	4,685	10,043
Securities available for sale	8,606,276	7,954,563	5,872,828
Loans held for sale	80,454	71,402	62,646
Loans and leases:
Loans and leases	33,137,318	32,688,843	26,229,432
Less allowance for loan and lease losses	432,762	436,391	396,487

Net loans and leases	32,704,556	32,252,452	25,832,945

Vehicle and equipment operating leases, net	123,394	132,539	43,515
Premises and equipment, net	680,927	684,783	528,652
Customers’ acceptance liability	14,730	12,841	21,001
Other intangibles, net	261,794	272,490	181,593
Goodwill	4,315,119	4,312,800	3,228,371
Other real estate owned and repossessed personal property	19,934	21,653	15,571
Other assets	1,702,094	1,703,356	1,008,949

Total assets	$51,415,986	$50,054,026	$38,914,093

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing	$24,652,525	$23,553,861	$18,984,665
Noninterest-bearing	10,305,454	10,059,918	7,758,532

Total deposits	34,957,979	33,613,779	26,743,197

Federal funds purchased and securities sold under agreements to repurchase	1,437,670	2,050,344	1,344,471
Short-term borrowings	1,625,840	1,454,845	970,000
Acceptances outstanding	14,730	12,841	21,001
Long-term debt	6,500,842	6,181,040	4,282,717
Other liabilities	1,062,149	1,011,142	1,154,885

Total liabilities	$45,599,210	$44,323,991	$34,516,271

Stockholder’s equity:
Class A common stock, par value $0.01 per share
Authorized – 150,000,000 shares
Issued and outstanding – 106,859,123 shares at March 31, 2005 and December 31, 2004 and 85,759,123 shares at March 31, 2004	$ 1,069	$ 1,069	$ 858
Additional paid-in capital	4,475,041	4,475,006	3,419,927
Retained earnings	1,416,179	1,279,575	919,250
Accumulated other comprehensive income (loss), net	(75,513)	(25,615)	57,787

Total stockholder’s equity	5,816,776	5,730,035	4,397,822

Total liabilities and stockholder’s equity	$51,415,986	$50,054,026	$38,914,093

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income, net	Total
(Dollars in thousands)
Balance, December 31, 2004	106,859,123	$1,069	$4,475,006	$1,279,575	$(25,615)	$5,730,035

Comprehensive income:
Net income	--	--	--	136,604	--	136,604
Unrealized net losses on securities available for sale arising during the period	--	--	--	--	(46,698)	(46,698)
Reclassification of net realized gains on securities available for sale included in net income	--	--	--	--	(247)	(247)
Unrealized net losses on cash flow derivative hedges arising during the period	--	--	--	--	(823)	(823)
Reclassification of net realized gains on cash flow derivative hedges included in net income	--	--	--	--	(2,130)	(2,130)

Comprehensive income	--	--	--	136,604	(49,898)	86,706
Other	--	--	35	--	--	35

Balance, March 31, 2005	106,859,123	$1,069	$4,475,041	$1,416,179	$(75,513)	$5,816,776

Balance, December 31, 2003	85,759,123	$858	$3,419,927	$806,198	$ 35,889	$4,262,872

Comprehensive income:
Net income	--	--	--	113,052	--	113,052
Unrealized net gains on securities available for sale arising during the period	--	--	--	--	24,602	24,602
Reclassification of net realized gains on securities available for sale included in net income	--	--	--	--	(217)	(217)
Unrealized net gains on cash flow derivative hedges arising during the period	--	--	--	--	646	646
Reclassification of net realized gains on cash flow derivative hedges included in net income	--	--	--	--	(3,133)	(3,133)

Comprehensive income	--	--	--	113,052	21,898	134,950

Balance, March 31, 2004	85,759,123	$858	$3,419,927	$919,250	$ 57,787	$4,397,822

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands)
Cash flows from operating activities:
Net income	$136,604	$113,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,152	16,504
Provision for loan and lease losses	11,100	18,865
Net increase in deferred income taxes	36,087	1,205
Net decrease (increase) in trading assets	(208)	9,066
Net increase in loans held for sale	(9,052)	(11,639)
Net gains on sales of securities available for sale	(418)	(367)
Net gains on sales of loans	(1,274)	--
Net decrease (increase) in interest receivable	(11,225)	3,242
Net increase in interest payable	29,938	44,470
Net decrease (increase) in prepaid expense	4,238	(4,442)
Other	47,960	36,723

Net cash provided by operating activities	272,902	226,679

Cash flows from investing activities:
Securities available for sale:
Proceeds from prepayments and maturities	351,812	453,616
Proceeds from the sales	270,468	56,372
Purchases	(1,359,439)	(570,754)
Proceeds from sales of loans	65,883	83,026
Purchases of loans	(975,150)	(439,608)
Net decrease (increase) in loans and leases resulting from originations and collections	460,693	(149,101)
Net decrease (increase) in vehicle and equipment operating leases resulting from originations and collections	4,124	(43,515)
Purchases of premises and equipment	(14,949)	(5,463)
Other	(32,800)	(15,695)

Net cash used in investing activities	(1,229,358)	(631,122)

Cash flows from financing activities:
Net increase in deposits	1,344,200	340,080
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(612,674)	169,594
Net increase (decrease) in short-term borrowings	170,995	(227,809)
Proceeds from issuance of long-term debt	403,036	200,000
Repayments of long-term debt	(77,748)	(141,234)

Net cash provided by financing activities	1,227,809	340,631

Net increase (decrease) in cash and cash equivalents	271,353	(63,812)

Cash and cash equivalents at beginning of period	2,630,462	2,171,791

Cash and cash equivalents at end of period	$2,901,815	$2,107,979

Supplemental disclosures:
Interest paid	$133,867	$51,656

Income taxes paid	$2,122	$2,653

Supplemental schedule of noncash investing and financing activities:
Loans transferred to other real estate owned and repossessed personal property	$1,299	$177

Loans made to facilitate the sale of other real estate owned	$650	$33

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Summary of Significant Accounting Policies

Descriptions of Operations

     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West (BOW) and First Hawaiian Bank (FHB), we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust and insurance products. As of March 31, 2005, BancWest Corporation’s subsidiaries operated 539 banking location (526 full service retail branches and 13 limited service retail offices) in the states of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming and in Guam and Saipan. In this report BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent” or “BancWest.” BancWest Corporation is a wholly owned subsidiary of Paris-based BNP Paribas (BNPP).

Basis of Presentation

     We have prepared the accompanying financial data for the three months ended March 31, 2005 and 2004 in accordance with accounting principles generally accepted in the United States.

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

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of March 31, 2005, December 31, 2004 and March 31, 2004, consolidated results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004.

     Descriptions of the significant accounting policies of the Company are included in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. There have been no significant changes to these policies.

Reclassifications

     Certain amounts in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation.

Stock-Based Compensation

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

     Certain members of BancWest’s senior management team received stock option awards from BNPP on March 25, 2005, March 24, 2004 and March 21, 2003. The options do not vest until after the fourth year, at which time they are exercisable from the fourth anniversary through the tenth anniversary date. Stock option awards of the 2005 and 2003 plans have been reflected in compensation expense. No compensation expense was recognized for the 2004 plan, as the grant price was greater than the market price.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The following table is a summary of our stock option activity.

	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)

Options outstanding as of December 31, 2003	275,000	$39.07	9.22

Granted	80,000	60.45
Forfeited	(972)	39.07

Options outstanding as of March 31, 2004	354,028	$43.90	9.20

Options outstanding as of December 31, 2004	343,028	$43.93	8.45

Granted	193,000	71.42
Forfeited	--	--

Options outstanding as of March 31, 2005	536,028	$53.83	8.84

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
(Dollars in thousand)
Net Income (as reported)	$136,604	$113,052

Add: Stock-based compensation expense recognized during period, net of tax effects	21	24
Less: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(240)	(222)

Pro Forma Net Income	$136,385	$112,854

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     2. Mergers and Acquisitions

Community First Bankshares Acquisition

     During the fourth quarter of 2004, the Company acquired Community First Bankshares, Inc. (Community First). The acquisition was accounted for in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (FAS 141). Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date.

     The following table summarizes the Community First Balance Sheet on November 1, 2004, including the effects of purchase accounting adjustments:

(Dollars in thousands)
Assets
Cash and cash equivalents	$228,233
Securities available for sale	1,458,677
Net loans and leases	3,394,490
Intangibles	1,010,142
Other assets	312,743

Total Assets	$6,404,285

Liabilities and Stockholder’s Equity
Deposits	4,511,754
Debt	603,318
Other liabilities	94,307

Total Liabilities	5,209,379
Stockholder’s equity	1,194,906

Total Liabilities and Stockholder’s Equity	$6,404,285

     The following table summarizes the purchase price allocation of the Community First acquisition.

(Dollars in thousands)
Total purchase price of Community First, including transaction costs	$1,199,341
Equity of Community First prior to acquisition by BancWest	352,693

Excess of pushed down equity over the carrying value of net assets acquired	846,648

Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Sublease loss reserve	1,196
Loans and leases	27,104
Premises and equipment	(4,096)
Other assets	3,988
Severance and employee relocation	7,679
Contract terminations	6,096
Identifiable intangibles	(3,218)
Deposits	8,985
Debt	15,093
Other liabilities and taxes	4,646

Estimated fair value adjustments related to net assets acquired	67,473

Estimated goodwill resulting from the merger with Community First	$914,121

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The following unaudited proforma condensed financial information presents the results of operations of the Company had the Community First acquisition occurred as of January 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the Community First acquisition been consummated as of January 1, 2004.

(Unaudited)
Quarter Ended
(Dollars in thousands)	March 31, 2004

Net interest income	$381,014
Provision for loan and lease losses	21,230
Noninterest income	124,053
Noninterest expense	271,307

Income before income taxes	212,530
Provision for income taxes	82,456

Net Income	$130,074

     Exit costs related to Community First activities were recorded as purchase accounting adjustments resulting in an increase to Goodwill. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2005. Below is a summarization of the exit cost activity related to the Community First acquisition.

(Dollars in thousands)	Severance and Relocation	Contract Terminations	Sublease loss Reserves	Fixed Assets	Prepaid Expenses	Other	Total

Balance, December 31, 2004	$ 7,557	$ 5,810	$1,196	$10,431	$ 383	$ --	$25,377
Adjustments, net	122	286	--	401	630	165	1,604
Cash Payments	(3,532)	(4,351)	(88)	--	--	(165)	(8,136)

Balance, March 31, 2005	$ 4,147	$ 1,745	$1,108	$10,832	$1,013	$ --	$18,845

3. Derivative Financial Instruments

     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three months ended March 31, 2005 and 2004.

Fair Value Hedges

     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments. At March 31, 2005, the Company carried an interest rate swap of $2.6 million with a fair value loss of $0.5 million that was a hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At March 31, 2004, the Company carried $2.7 million of such swaps with a fair value loss of $0.7 million. In addition, at March 31, 2005, the Company carried interest rate swaps totaling $77.0 million with fair value gains of $0.5 million and fair value losses of $2.4 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates ranging from 3.79% to 7.99%. At March 31, 2004, the Company carried $77.9 million of such swaps with fair value losses of $6.7 million.

     On November 20, 2002, the Parent executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by BancWest Capital I. Following the adoption of FIN 46, BancWest Capital I was deconsolidated, resulting in recognition of $150 million of subordinated debt instead of the BWE Capital Securities. The terms of the subordinated debt mirror those of the BWE Capital Securities. Concurrent with the deconsolidation of BancWest Capital I, the Bank redesignated the interest rate swap to hedge the subordinated debt. The derivative instrument is highly effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged. We pay 3-month LIBOR plus 3.69% and receive fixed payments at 9.5%. The fair value loss of the swap was $3.5 million at March 31, 2005 while the fair value loss was $0.5 million at March 31, 2004.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     At March 31, 2005, the Company carried interest rate swaps totaling $8.6 million with fair value gains of $0.2 million that were categorized as hedges for repurchase agreements. The Company pays 3-month LIBOR and receives fixed rates ranging from 8.29% to 8.37%. At March 31, 2004, the Company carried $8.6 million of such swaps with fair value gains of $0.6 million.

Cash Flow Hedges

     At March 31, 2005, the Company carried interest rate swaps of $600 million with fair value gains of $12.4 million which hedge LIBOR-based commercial loans. The hedges had fair value gains of $48.3 million at March 31, 2004. The interest rate swaps were entered into during 2001 and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $4.0 million for the three months ended March 31, 2005 and by $6.1 million for the three months ended March 31, 2004. The Company estimates net settlement gains, recorded as commercial loan interest income, of $9.0 million over the next twelve months resulting from these hedges.

     At March 31, 2005, the Company carried multiple interest rate swaps totaling $100 million with fair value gains of $5.9 million, in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. These swaps had fair value gains of $2.5 million and fair value losses of $1.2 million at March 31, 2004. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pretax income from these swaps for the three months ended March 31, 2005 was a loss of $0.4 million compared with a $0.8 million loss at March 31, 2004. The Company estimates a net increase to interest expense of $1.3 million over the next twelve months resulting from these hedges.

     Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. Such commitments are stratified by rates and terms and are valued based on market quotes for similar loans. Adjustments, including discounting the historical fallout rate, are then applied to the estimated fair value. Trading activities primarily involve providing various free-standing interest rate and foreign exchange derivative products to customers. Interest rate derivative instruments utilized by the Company in its trading operations include interest rate swaps, caps, floors and collars.

     The following table summarizes derivatives held by the Company as of March 31, 2005, December 31, 2004 and March 31, 2004:

	March 31, 2005			December 31, 2004			March 31, 2004
		Credit			Credit			Credit
	Notional	Risk	Net Fair	Notional	Risk	Net Fair	Notional	Risk	Net Fair
(Dollars in thousands)	Amount	Amount	Value	Amount	Amount	Value	Amount	Amount	Value

Held for hedge purposes:
Interest rate swaps	$938,216	$18,975	$12,554	$938,534	$24,790	$17,327	$939,217	$51,389	$42,289
Held for trading or free-standing:
Interest rate swaps	1,483,392	21,015	8,032	1,502,706	19,558	7,856	1,427,642	31,511	6,517
Purchased interest rate options	161,546	35	35	143,251	203	203	71,923	117	117
Written interest rate options	165,433	--	(35)	152,645	--	(203)	131,942	--	(218)
Forward interest rate options	19,500	--	(48)	22,000	--	(20)	30,000	41	41
Commitments to purchase and sell foreign currencies	406,923	3,419	676	401,057	9,533	1,046	523,037	6,691	476
Purchased foreign exchange options	4,489	63	63	4,876	217	217	41,234	422	422
Written foreign exchange options	4,489	--	(63)	4,876	--	(217)	41,234	--	(422)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Securities Available for Sale

     Amortized cost and fair value of securities available for sale were as follows:

	March 31, 2005				December 31, 2004				March 31, 2004
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses (1)	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$ 278,135	$ 216	$ (1,738)	$ 276,613	$ 266,174	$ 263	$ (1,745)	$ 264,692	$ 180,341	$ 891	$ (226)	$ 181,006
Government-sponsored agencies	3,097,424	5,916	(42,073)	3,061,267	2,372,319	1,374	(14,868)	2,358,825	1,376,952	16,935	(353)	1,393,534
Mortgage and asset-backed securities:
Government agencies	213,220	1,334	(552)	214,002	229,827	1,741	(450)	231,118	116,042	2,109	(2)	118,149
Government-sponsored agencies	3,104,608	5,161	(73,970)	3,035,799	3,185,857	10,733	(37,208)	3,159,382	2,331,849	32,253	(12,340)	2,351,762
Other	513,915	2,900	(4,279)	512,536	487,250	3,177	(2,512)	487,915	666,555	10,049	(354)	676,250
Collateralized mortgage obligations:
Government agencies	170,069	--	(4,142)	165,927	181,502	--	(2,311)	179,191	204,481	1,361	(800)	205,042
Government-sponsored agencies	628,403	222	(11,547)	617,078	603,173	420	(6,907)	596,686	624,626	3,304	(1,225)	626,705
Other	624,825	7	(10,124)	614,708	568,724	154	(5,565)	563,313	259,726	1,234	(58)	260,902
State and political subdivisions	53,125	307	(1,072)	52,360	56,081	627	(297)	56,411	7,794	524	(12)	8,306
Other	57,508	151	(1,673)	55,986	59,311	103	(2,384)	57,030	50,695	598	(121)	51,172

Total securities available for sale	$8,741,232	$16,214	$(151,170)	$8,606,276	$8,010,218	$18,592	$(74,247)	$7,954,563	$5,819,061	$69,258	$(15,491)	$5,872,828

     (1) At March 31, 2004, the Company held no securities that had been in a continuous unrealized loss position for 12 months or more.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The following table presents the unrealized gross losses and fair value of securities in the securities available for sale portfolio at March 31, 2005, by length of time that individual securities in each category have been in a continuous loss position. Because the declines in fair value were a result of changes in market interest rates and the Company has both the ability and the intent to hold the securities until maturity or the fair value at least equals the recorded cost, no other-than-temporary impairment was recorded at March 31, 2005.

	March 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$ (955)	$ 202,954	$ (783)	$ 7,422	$ (1,738)	$ 210,376
Government-sponsored agencies	(37,544)	2,588,341	(4,529)	203,633	(42,073)	2,791,974
Mortgage and asset-backed securities:
Government agencies	(552)	82,256	--	--	(552)	82,256
Government-sponsored agencies	(30,903)	2,025,136	(43,067)	811,181	(73,970)	2,836,317
Other	(3,035)	320,911	(1,244)	118,379	(4,279)	439,290
Collateralized mortgage obligations:
Government agencies	(2,894)	122,000	(1,248)	43,927	(4,142)	165,927
Government-sponsored agencies	(4,763)	319,257	(6,784)	283,678	(11,547)	602,935
Other	(7,987)	475,661	(2,137)	91,899	(10,124)	567,560
States and political subdivisions	(1,057)	39,407	(15)	360	(1,072)	39,767
Other	(129)	14,910	(1,544)	14,456	(1,673)	29,366

Total securities available for sale	$(89,819)	$6,190,833	$(61,351)	$1,574,935	$(151,170)	$7,765,768

     Gross realized gains and losses on securities available for sale for the periods indicated were as follows:

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands)
Realized gains	$419	$368
Realized losses	(1)	(1)

Realized net gains	$418	$367

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Loans and Leases

     The following table sets forth the loan and lease portfolio by major categories:

	March 31, 2005		December 31, 2004		March 31, 2004
	Amount	%	Amount	%	Amount	%
(Dollars in thousands)
Commercial, financial and agricultural	$5,671,629	17.1%	$6,027,376	18.4%	$4,441,484	16.9%
Real estate:
Commercial	6,812,028	20.6	6,706,882	20.5	5,162,614	19.7
Construction	1,598,233	4.8	1,493,723	4.6	957,806	3.7
Residential	7,434,123	22.4	6,700,462	20.5	5,338,082	20.4

Total real estate loans	15,844,384	47.8	14,901,067	45.6	11,458,502	43.8
Consumer	9,129,750	27.5	9,243,731	28.3	7,658,692	29.2
Lease financing	2,106,752	6.4	2,132,578	6.5	2,321,078	8.8
Foreign loans	384,803	1.2	384,091	1.2	349,676	1.3

Total loans and leases	$33,137,318	100.0%	$32,688,843	100.0%	$26,229,432	100.0%

     Outstanding loan balances at March 31, 2005, December 31, 2004 and March 31, 2004 are net of unearned income, including net deferred loan fees, of $275.2 million, $283.0 million and $351.0 million, respectively.

     6. Allowance for Loan and Lease Losses

     The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands)
Balance at beginning of period	$436,391	$391,699

Provision for loans and lease losses	11,100	18,865

Loans and leases charged off:
Commercial, financial and agricultural	2,091	2,136
Real estate:
Commercial	308	293
Residential	167	20
Consumer	17,198	13,514
Lease financing	4,071	5,444
Foreign	347	731

Total loans and leases charged off	24,182	22,138

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	1,848	2,454
Real estate:
Commercial	406	126
Construction	--	34
Residential	197	199
Consumer	4,089	3,239
Lease financing	1,878	1,765
Foreign	1,035	244

Total recoveries on loans and leases previously charged off	9,453	8,061

Net charge-offs	(14,729)	(14,077)

Balance at end of period	$432,762	$396,487

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Goodwill and Intangible Assets

     We perform the impairment testing of goodwill required under FAS No. 142 annually in the fourth quarter. The impairment analysis is performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank
	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Financial		Consolidated
(Dollars in millions)	Banking	Banking	Finance	Banking	Finance	Banking	Management	BancWest	Totals
Balance as of December 31, 2004:	$2,127	$708	$308	$650	$216	$118	$11	$ 175	$4,313
Purchase accounting adjustment:
Trinity Capital	--	1	--	--	--	--	--	--	1
Community First	1	--	--	--	--	--	--	--	1
USDB	170	--	--	--	--	--	--	(170)	--

Balance as of March 31, 2005:	$2,298	$709	$308	$650	$216	$118	$11	$ 5	$4,315

     Amortization of finite-lived intangible assets was $10.0 million and $5.8 million for the three-month periods ended March 31, 2005 and 2004, respectively. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles is:

(Dollars in thousands)

Estimate for the nine months ending December 31, 2005	$31,169
Estimate for years ending December 31,
2006	$38,474
2007	35,756
2008	33,532
2009	31,709
2010	30,213

     The details of our finite-lived intangible assets are presented below:

	Gross Carrying	Accumulated	Net Book
(Dollars in thousands)	Amount	Amortization	Value
Balance as of March 31, 2005:
Core Deposits	$330,232	$78,882	$251,350
Other Intangible Assets	11,258	814	10,444

Total	$341,490	$79,696	$261,794

Balance as of December 31, 2004:
Core Deposits	$330,206	$69,141	$261,065
Other Intangible Assets	12,000	575	11,425

Total	$342,206	$69,716	$272,490

Balance as of March 31, 2004:
Core Deposits	$230,538	$48,945	$181,593

Total	$230,538	$48,945	$181,593

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     8. Regulatory Capital Requirements

     Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and Tier 1 capital to average assets. The table below sets forth those ratios at March 31, 2005.

					To Be Well
					Capitalized
					Under Prompt
			For Required		Corrective Action
	Actual		Minimum Capital		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to Risk-Weighted Assets:
Bank of the West	$3,396,593	10.88%	$1,248,917	4.00%	$1,873,375	6.00%
First Hawaiian Bank	1,003,374	13.88	289,094	4.00	433,640	6.00
Total Capital to Risk-Weighted Assets:
Bank of the West	$3,953,760	12.66%	$2,497,833	8.00%	$3,122,292	10.00%
First Hawaiian Bank	1,162,773	16.09	578,187	8.00	722,734	10.00
Tier 1 Capital to Average Assets (leverage ratio) (1):
Bank of the West	$3,396,593	9.22%	$1,473,876	4.00%	$1,842,345	5.00%
First Hawaiian Bank	1,003,374	10.41	385,638	4.00	482,047	5.00

(1)	The leverage ratio consists of a ratio of Tier 1 capital to average assets excluding goodwill and certain other items. The minimum leverage ratio guideline is three percent for banking organizations that do not anticipate or are not experiencing significant growth, and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, a strong banking organization, and rated a composite 1 under the Uniform Financial Institution Rating System established by the Federal Financial Institution Examination Council. For all others, the minimum ratio is 4%.

     Because we are a financial holding company, only our depository institution subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. If these subsidiaries fail to meet minimum capital requirements, the Federal agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.

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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Pension and Other Postretirement Benefit Plans

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

     The following table sets forth the components of the net periodic benefit cost for the three months ending March 31, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
(Dollars in thousands)

Service cost	$2,956	$2,260	$378	$552
Interest cost	6,868	6,568	582	654
Expected return on plan assets	(8,833)	(8,159)	--	--
Amortization of prior service cost	--	--	(281)	--
Recognized net actuarial loss	3,546	1,515	166	117

Total benefit cost	$4,537	$2,184	$845	$1,323

     The following table sets forth the components of the net periodic benefit cost for our funded plans at March 31,:

	Funded Pension Benefits
	2005	2004
(Dollars in thousands)
Service cost	$2,475	$1,760
Interest cost	5,672	5,531
Expected return on plan assets	(8,833)	(8,159)
Recognized net actuarial loss	2,918	1,275

Net periodic benefit cost	$2,232	$407

Contributions

     The Company expects to contribute $4.2 million to its defined benefit pension plans and $3.4 million to its other postretirement benefit plans in 2005. These contributions are estimated needs for the unfunded plans and may vary depending on retirements during 2005. Of these amounts, the Company has contributed to its defined benefit pension and other postretirement benefit plans $0.9 million and $0.9 million, respectively, as of March 31, 2005. No contributions to the pension trust for funded plans are expected to be made during 2005.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Operating Segments

     Our reportable segments are the operating segments that we use in our internal reporting at BOW and FHB. BOW’s segments operate primarily in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. As discussed below, certain BOW segments conduct business nationwide. Although FHB’s segments operate primarily in Hawaii, it also has operations outside the state, such as leveraged leases, international banking and branches in Guam and Saipan.

     The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each reporting segment. The net interest income of each segment includes the results of the respective bank’s transfer pricing process, which assesses an internal funds charge on all segment assets and a funds credit on all segment liabilities. The internal charges and credits assigned to each asset and liability are intended to match the maturity, repayment and interest rate characteristics of that asset or liability. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed. Changes in management structure and/or the allocation process may result in changes in allocations and transfers. In that case, results for prior periods would be (and have been) reclassified for comparability. Results for 2004 have been reclassified to reflect changes in the organizational hierarchy and tax provision allocation methodology applied in 2005.

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

     Through its insurance subsidiary, BW Insurance Agency, Regional Banking offers a wide variety of insurance services for both individuals and small businesses. The BW Insurance Agency product set includes auto, home and life, as well as numerous commercial insurance options. The company operates 57 insurance agencies in eight states: Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Utah and Wyoming.

     BancWest Investment Services Inc., (BWIS), another subsidiary, offers individuals a wide array of mutual funds, annuities, IRA accounts, other tax-advantaged accounts and education savings plans. BWIS operates its own broker/dealer and employs licensed investment specialists to meet with clients in branches or at their clients’ place of business. Currently, Community First Investment

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Services continues to serve states in the former Community First Bank footprint. Conversion of these relationships to BWIS will occur in the second half of 2005.

     The Regional Banking Segment also includes a Pacific Rim Division which offers multilingual services through a branch network in predominately Asian American communities in California, with specialized domestic and international products and services for both individuals and companies.

     Commercial Banking

     The Commercial Banking Segment is comprised of several divisions: Commercial Banking Division, Agribusiness Banking Division, Real Estate Industries Division, Leasing Division and Specialty areas. The Commercial Banking Division supports business clients with revenues between $25 million and $500 million, focusing on relationship banking including deposit generation as well as lending activities. The Agribusiness Banking Division serves all agribusiness and rural commercial clients. The Real Estate Industries Division provides construction financing to large regional and national real estate developers for residential and commercial projects. Interim and permanent financing is available on these commercial real estate projects. Equipment leasing is available through the Company’s commercial offices, branches and brokers across the nation. Our subsidiary, Trinity Capital, specializes in nationwide vendor leasing and servicing programs for manufacturers in specific markets.

     The Commercial Banking Segment also includes specialty areas: Church Lending, Small Business Administration (SBA), Health Care, Credit Union, Government, Correspondent Banking and Cash Management Services.

     The Commercial Banking Segment also provides trade finance and functions as an agent in commercial, agribusiness and real estate syndication transactions, as well as providing fixed income investment opportunities, foreign exchange and derivative transactions through its Capital Markets unit.

     In addition, during the quarter, the Wealth Management Division was added to the Commercial Banking Segment. Wealth Management provides trust and asset management services to a broad spectrum of clientele throughout the Company’s footprint.

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

     The focus of FHB’s retail/community banking strategy is primarily in Hawaii. Thanks to its significant market share in Hawaii FHB already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.

     In pursuing the community banking markets in Hawaii, Guam and Saipan, FHB seeks to serve a broad customer base by furnishing a full range of retail and commercial banking products. Through its branch network, FHB generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. To complement its branch network and serve these

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

customers, FHB operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system. Through commercial banking operations conducted from its branch network, FHB offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. FHB also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage. The First Investment Center of FHB makes available annuities, mutual funds and other securities through BWIS, Inc., a registered broker-dealer, member NASD/SIPC.

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

     Financial Management

     The Financial Management Segment consists of the FHB Trust Division and a wholly owned FHB subsidiary, Bishop Street Capital Management (BSCM). Financial Management offers asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At March 31, 2005, Financial Management actively managed $3.4 billion in assets. Total assets actively managed and/or held in custody were valued at $9.6 billion.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial		Other	Reconciling	Consolidated
(Dollars in millions)	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals
Three Months Ended March 31, 2005:
Net interest income	$ 176.5	$ 81.9	$ 56.1	$ 29.4	$ 68.3	$ 18.9	$ 7.5	$ --	$ (5.7)	$ (38.5)	$ --	$ 394.4
Noninterest income	58.3	18.3	7.5	3.3	14.1	7.9	1.4	8.2	4.3	(0.5)	--	122.8
Noninterest expense	161.9	35.3	22.1	11.4	42.5	10.9	1.4	6.7	(2.1)	2.0	--	292.1
Provision for loan and lease losses	1.6	(0.1)	6.5	--	(0.2)	2.1	0.2	--	0.9	0.1	--	11.1
Tax provision (benefit)	26.6	24.0	13.2	6.4	15.7	5.4	2.4	0.6	(0.1)	(16.8)	--	77.4

Net income (loss)	$ 44.7	$ 41.0	$ 21.8	$ 14.9	$ 24.4	$ 8.4	$ 4.9	$ 0.9	$ (0.1)	$ (24.3)	--	$ 136.6

Assets at March 31	13,179	10,655	9,324	7,798	4,072	1,576	1,242	21	3,851	9,106	(9,408)	51,416
Goodwill at March 31	2,298	709	308	--	650	216	118	11	--	5	--	4,315
Average assets	12,830	10,533	9,395	7,500	4,051	1,571	1,225	20	3,767	9,060	(9,611)	50,341
Average loans and leases	9,757	8,757	8,738	--	3,053	1,389	1,027	--	29	32	(34)	32,748
Average deposits	20,015	3,860	14	2,274	7,609	10	47	35	214	--	(74)	34,004

Three Months Ended March 31, 2004:
Net interest income	$ 123.4	$ 77.5	$ 53.0	$ 20.7	$ 56.6	$ 18.9	$ 10.1	$ (0.1)	$ (6.2)	$ (33.9)	$ --	$ 320.0
Noninterest income	43.6	17.9	2.7	1.4	14.7	8.4	1.4	7.7	3.9	0.8	--	102.5
Noninterest expense	107.8	32.5	17.0	3.5	41.9	9.8	1.7	6.5	(5.2)	3.3	--	218.8
Provision for loan and lease losses	0.5	0.4	14.9	--	1.3	2.0	0.2	--	(0.5)	0.1	--	18.9
Tax provision (benefit)	23.3	24.5	9.5	7.1	11.3	6.2	2.9	0.5	1.4	(15.0)	--	71.7

Net income (loss)	$ 35.4	$ 38.0	$ 14.3	$ 11.5	$ 16.8	$ 9.3	$ 6.7	$ 0.6	$ 2.0	$ (21.5)	$ --	$ 113.1

Assets at March 31	7,891	8,774	8,274	4,629	3,606	1,515	1,213	24	3,498	7,080	(7,590)	$38,914
Goodwill at March 31	1,214	707	308	--	650	216	118	10	--	5	--	3,228
Average assets	7,817	8,646	8,104	4,627	3,570	1,472	1,277	24	3,266	7,016	(7,483)	38,336
Average loans and leases	5,795	7,327	7,760	--	2,582	1,282	1,137	9	38	50	(38)	25,942
Average deposits	14,390	3,379	6	1,625	6,838	7	19	30	200	--	(62)	26,432

(1)	The net interest income and noninterest income items in the Other column are related to Treasury activities and unallocated other income for all periods presented. The noninterest expense items in the Other column are related to Treasury activities and unallocated administrative items for all periods presented. The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented. The material average deposit items in the Other column relate to unallocated Treasury balances for the periods presented.

(2)	The net interest income and noninterest income items in the Other column are related to Treasury activities and unallocated other income and transfer pricing charges for all periods presented. The noninterest expense items in the Other column are unallocated administrative items for March 31, 2005. The noninterest expense items in the Other column are primarily from Treasury activities and unallocated administrative items for March 31, 2004. The material average asset items in the Other column are related to unallocated Treasury securities for the periods presented. The material average deposit items in the Other column are related to unallocated Treasury balances for the periods presented.

(3)	The Other BancWest column consists primarily of BancWest Corporation (Parent Company) and FHL Lease Holding Company, Inc.

(4)	The reconciling items are intercompany eliminations.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Subsequent Events

     On April 28, 2005, BancWest entered into a Stock Purchase Agreement and an Amended and Restated Stockholders’ Agreement with BNP Paribas S.A., concerning Bank of the West common stock. Under the terms of the Stock Purchase agreement, BancWest sold BNP Paribas S.A. 254,132 shares of the outstanding common stock of Bank of the West for $590 million. BancWest used the proceeds to repay short-term debt of $590 million owed to BNP Paribas S.A. This debt was incurred in conjunction with the acquisitions of Community First and USDB in the fourth quarter of 2004.

     The Amended and Restated Stockholders’ Agreement governs certain call and put options relating to the 254,132 shares of Bank of the West common stock sold by BancWest to BNP Paribas S.A. The call option relating to the 254,132 shares of Bank of the West common stock gives BancWest the right on specified dates or events to repurchase all or a portion of the stock at a price equal to $590 million, plus accrued interest at a rate of 4.95%, plus $5 million, or a portion thereof based on the percentage of shares called. If BancWest does not exercise its call option by May 28, 2014 or within 90 days after certain specified events or agreements, BNP Paribas S.A. can require BancWest to repurchase the shares of Bank of the West common stock at a price equal to $590 million, plus accrued interest at a rate of 4.95%, plus $50 million, or a portion thereof based on the percentage of shares required to be purchased. Due to the put and call arrangement, the $590 million repurchase agreement is considered a redeemable security and accordingly classified as debt.

BancWest Corporation and Subsidiaries
EXHIBITS

PART II. OTHER INFORMATION

Item 5. Other Information

     None

Item 6. Exhibits

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

BANCWEST CORPORATION
Date: May 13, 2005	By:	/s/ Douglas C. Grigsby
Douglas C. Grigsby
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)