Form 10-Q
period 2005-06-30
BANCWEST CORP/HI
filed 2005-08-12
CIK 36377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
As of August 9, 2005, the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding
Class A Common Stock, $0.01 Par Value	106,859,123 Shares

BANCWEST CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2005
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Earnings:
(Dollars in thousands)
Interest income	$593,156		$419,868		$1,151,384		$837,019
Interest expense	198,238		97,607		362,043		193,733

Net interest income	394,918		322,261		789,341		643,286
Provision for loan and lease losses	3,224		11,900		14,324		30,765
Noninterest income	133,209		110,021		256,005		211,492
Noninterest expense	283,585		232,224		575,677		451,138

Income before income taxes	241,318		188,158		455,345		372,875
Provision for income taxes	92,169		73,401		169,592		145,066

Net income	$149,149		$114,757		$285,753		$227,809

Balance Sheet Data Averages:
(Dollars in millions)
Average assets	$51,816		$39,343		$51,083		$38,840
Average securities available for sale at cost	8,898		6,005		8,623		5,920
Average loans and leases (1)	33,594		26,747		33,173		26,344
Average deposits	35,000		27,117		34,504		26,775
Average long-term debt	6,688		4,582		6,461		4,453
Average stockholder’s equity	5,907		4,416		5,854		4,371
Balance Sheet Data At Period End:
(Dollars in millions)
Assets	52,516		40,264		52,516		40,264
Securities available for sale	9,025		5,821		9,025		5,821
Loans and leases (1)	34,034		27,255		34,034		27,255
Deposits	34,623		27,976		34,623		27,976
Long-term debt	6,830		4,646		6,830		4,646
Stockholder’s equity	6,003		4,431		6,003		4,431
Selected Financial Ratios For the Period Ended:
Return on average total assets (ROA) (2)	1.15%		1.17%		1.13%		1.18%
Return on average stockholder’s equity (ROE) (2)	10.13		10.45		9.84		10.48
Net interest margin (taxable-equivalent basis) (2)	3.66		3.88		3.73		3.93
Net loans and leases charged off to average loans and leases (2)	0.15		0.19		0.17		0.20
Efficiency ratio (3)	53.70		53.72		55.07		52.78
Average equity to average total assets	11.40		11.22		11.46		11.25
At Period End:
Allowance for loan and lease losses to total loans and leases	1.25		1.46		1.25		1.46
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.42		0.52		0.42		0.52
Allowance for loan and lease losses to nonaccruing loans and leases	3.33	x	3.21	x	3.33	x	3.21	x
Regulatory Capital Ratios:
Leverage Ratio (4):
Bank of the West	9.26%		9.56%		9.26%		9.56%
First Hawaiian Bank	10.62		10.31		10.62		10.31
Tier 1 capital (risk-based):
Bank of the West	10.81		10.80		10.81		10.80
First Hawaiian Bank	13.62		13.32		13.62		13.32
Total capital (risk-based):
Bank of the West	12.41		12.96		12.41		12.96
First Hawaiian Bank	15.72		15.62		15.72		15.62

(1)	Includes loans held for sale.

(2)	Annualized.

(3)	The efficiency ratio is noninterest expense as a percentage of net interest income plus noninterest income.

(4)	The capital leverage ratios are based on quarterly averages.

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $52.5 billion. It is a wholly owned subsidiary of Paris-based BNP Paribas. The Company is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. As of June 30, 2005, its principal subsidiaries were Bank of the West (BOW) (465 full service retail branches and 13 limited service retail offices in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming) and First Hawaiian Bank (FHB) (61 branches in Hawaii, Guam and Saipan). In this report, BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”
Acquisitions
     Commercial Federal Corporation Acquisition
     On June 13, 2005, BancWest announced that its Bank of the West subsidiary entered into a definitive agreement to acquire Commercial Federal Corporation (CFC), the parent company of Commercial Federal Bank. It is anticipated that the purchase transaction will close in the fourth quarter of 2005, subject to regulatory approval. CFC and its branches will be integrated into Bank of the West’s branch network system. The acquisition of CFC will add three new states (Kansas, Missouri and Oklahoma) to Bank of the West’s footprint, as well as to our market share in Arizona, Colorado, Iowa and Nebraska. CFC operates 198 branches in seven states in the Midwest, Colorado and Arizona. At March 31, 2005, CFC had total assets of $10.4 billion, total deposits of $6.5 billion and loans of $7.8 billion. Following the acquisition, results of operations of CFC will be included in our consolidated financial statements. The purchase price of approximately $1.36 billion will be paid in cash and the acquisition will be accounted for as a purchase.
     In connection with the acquisition, management is in the process of assessing and formulating restructuring plans. These restructuring plans will target areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services including sales and marketing and to focus the Company’s resources on activities that will promote growth. We will be consolidating excess facilities and evaluating areas where we will be able to take advantage of existing facilities. As management is still in the process of developing the plans, estimates of associated exit costs and other restructuring costs yet to be incurred have not been determined at this time.
Strategic Initiatives
     The Company has continued to implement a series of initiatives that are designed to improve customer service and expand our physical footprint through branch expansion and acquisitions. The focus of the Company is to promote long-lasting customer service relationships through advanced technology and implementing new training vehicles. The Company strives for a “high touch” personalized marketing position, promoting brand recognition through marketing and community outreach. The Company is expanding its line of financial services to its customers through internal initiatives as well as acquisitions. This includes insurance services, where the company continues to explore acquisitions of independent insurance agencies within the company’s footprint. Bank of the West currently operates 57 insurance agencies in eight states and is planning to expand the insurance operations through acquisitions.
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
     Bank of the West’s Consumer Finance Group will continue its expansion plans for auto loan products throughout the Midwest, including those states within BOW’s new footprint resulting from the 2004 merger with Community First Bank. Additional expansion of the auto loan products in adjacent markets is also being considered.
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
     First Hawaiian Bank has also made a series of organizational changes to place increased emphasis on wealth management services such as private banking, financial and estate planning, trust and investments, which are considered key sources of growth for the Bank’s future. Responsibilities previously concentrated in the Bank’s Financial Management Group have been realigned to improve delivery of these services. A Private Banking department has been created within the Retail Banking Group to focus on private client relationship management, financial and estate planning and business development.
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
FINANCIAL OVERVIEW
     Income Statement Analysis
     Second quarter 2005 compared with second quarter 2004
     The Company reported net income of $149.1 million, compared with $114.8 million, an increase of 30.0%. The increase in the income statement categories and earning assets were due, in large part to the acquisitions of Community First Bankshares and USDB Bancorp in November 2004. Net interest income was $394.9 million, compared with $322.3 million. A significant portion of the increase was due to growth in average earning assets, offset by a lower net interest margin for the quarter. Average loans and leases increased by $6.8 billion and average securities available for sale increased by $2.9 billion. The net interest margin decreased 22 basis points (1% equals 100 basis points) as a result of the effects of a flattening yield curve in which short-term rates have risen more quickly than long-term rates. Noninterest income was $133.2 million compared with $110.0 million, an increase of 21.1%, predominately due to the increases in service charges on deposit accounts, other service charges and fees and vehicle and equipment operating lease income. Noninterest expense was $283.6 million compared with $232.2 million, an increase of 22.1%, predominately due to increases in salaries and wages, employee benefits, outside services, occupancy, intangible amortization and equipment.
     Six-month period 2005 compared with six-month period 2004
     The Company reported net income of $285.8 million, compared with $227.8 million, an increase of 25.4%. The increase in the income statement categories and earning assets were due, in large part to the acquisitions of Community First Bankshares and USDB Bancorp in November 2004. Net interest income was $789.3 million, compared with $643.3 million. A significant portion of the increase was due to growth in average earning assets, offset by a lower net interest margin for the period. Average loans and leases

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
increased by $6.8 billion, up 25.9%, primarily due to the two acquisitions and internal growth and average securities available for sale increased by $2.7 billion. The net interest margin decreased 20 basis points (1% equals 100 basis points) as a result of the effects of a flattening yield curve in which short-term rates have risen more quickly than long-term rates. Noninterest income was $256.0 million compared with $211.5 million, an increase of 21.0%, predominately due to the increases in trust and investment services income, service charges on deposit accounts, other service charges and fees and vehicle and equipment operating lease income. Noninterest expense was $575.7 million compared with $451.1 million, an increase of 27.6%, predominately due to increases in salaries and wages, employee benefits, occupancy, outside services, intangible amortization, equipment, depreciation on vehicle and equipment operating leases, stationery and supplies and restructuring and integration costs.
     Balance Sheet Analysis
     The Company had total assets of $52.5 billion at June 30, 2005, an increase of 4.9% from December 31, 2004 and 30.4% from June 30, 2004. Securities available for sale totaled $9.0 billion, an increase of 13.5% from December 31, 2004 and 55.0% from June 30, 2004. Loans and leases totaled $34.0 billion, up 3.9% from December 31, 2004 and 24.9% from a year ago. Deposits were $34.6 billion, up 3.0% from December 31, 2004 and 23.8% from a year ago. The increases from December 31, 2004 to June 30, 2005 were due internal growth. The increases over June 30, 2004 were primarily due to the two acquisitions in the fourth quarter of 2004.
     The Company’s nonperforming assets were 0.42% of loans, leases and foreclosed properties at June 30, 2005, 0.45% at December 31, 2004 and 0.52% at June 30, 2004. The allowance for loan and lease losses totaled $423.3 million, a decrease of 3.0% from December 31, 2004 and an increase of 6.9% from June 30, 2004. The provision for loan and lease losses for the three and six months ending June 30, 2005 was $3.2 million and $14.3 million, respectively, compared with $11.9 million and $30.8 million for the same periods of 2004. The reduction was due to the improvement in the credit quality of the loan and lease portfolio.
     RESULTS OF OPERATIONS
     Net Interest Income
     Second quarter 2005 compared with second quarter 2004
     Net interest income increased to $394.9 million from $322.3 million.
     The increase in net interest income was primarily the result of a $10.1 billion, or 30.2% increase in average earning assets. The increase in our average earning assets was the result of increases in loans and leases and securities available for sale as a result of our acquisitions of Community First and USDB Bancorp (USDB) in the fourth quarter of 2004, purchases of loans and securities and internal growth.
     Six-month period 2005 compared with six-month period 2004
     Net interest income increased to $789.3 million as compared with $643.3 million.
     The increase in net interest income was primarily the result of a $9.9 billion, or 30.1%, increase in average earning assets. The increase in our average earning assets was the result of increases in loans and leases and securities available for sale as a result of our acquisitions of Community First and USDB in the fourth quarter of 2004, purchases of loans and securities and internal growth.
     Net Interest Margin
     Second quarter 2005 compared with second quarter 2004
     The net interest margin decreased by 22 basis points due primarily to short-term interest rates increasing faster than long-term interest rates. Our yield on earning assets increased by 42 basis points to 5.48% from 5.06%, while our rates paid on sources of funds increased by 79 basis points to 2.30% from 1.51%. The impact of our noninterest-bearing sources increased 15 basis points to 0.48% from 0.33%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Six-month period 2005 compared with six-month period 2004
     The net interest margin decreased by 20 basis points due primarily to short-term interest rates increasing faster than long-term interest rates. Our yield on earning assets increased by 32 basis points to 5.43% from 5.11%, while our rates paid on sources of funds increased by 62 basis points to 2.14% from 1.52%. The impact of our noninterest-bearing sources increased 10 basis points to 0.44% from 0.34%.
     Average Earning Assets
     Second quarter 2005 compared with second quarter 2004
     The increase in average earning assets was predominately due to increases in the average loan and lease portfolio and higher average securities available for sale. The $6.8 billion, or 25.6%, increase in average total loans and leases was predominately due to increases in consumer lending, commercial and commercial real estate lending, purchased residential mortgages and loans and leases acquired from Community First and USDB. Consumer, commercial and commercial real estate loans grew due to the strength in the consumer and business banking markets, relatively low interest rates and the two acquisitions. Average total securities available for sale were $8.9 billion, up $2.9 billion, or 48.2%, due to the two acquisitions and purchases of securities.
     Six-month period 2005 compared with six-month period 2004
     The increase in average earning assets was predominately due to increases in the average loan and lease portfolio and higher average securities available for sale. The $6.8 billion, or 25.9%, increase in average total loans and leases was predominately due to increases in consumer lending, commercial and commercial real estate lending, purchased residential mortgages and loans and leases acquired from Community First and USDB. Consumer, commercial and commercial real estate loans grew due to the strength in most of the Company’s markets, relatively low interest rates and the two acquisitions. Average total securities available for sale were $8.6 billion, up $2.7 billion, or 45.7%, due to the two acquisitions and purchases of securities.
     Average Loans and Leases
     Second quarter 2005 compared with second quarter 2004
     The increase in loans and leases was primarily due to loans and leases acquired from Community First and USDB and internal growth. Average consumer loans increased $1.4 billion, or 17.0%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Average residential real estate loans increased by $2.0 billion, or 39.2%, average commercial real estate increased by $1.6 billion, or 37.2%, and average commercial loans increased $1.6 billion, or 30.8%.
     Six-month period 2005 compared with six-month period 2004
     The increase in loans and leases was primarily due to loans and leases acquired from Community First and USDB and internal growth. Average consumer loans increased $1.5 billion, or 19.8%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Average residential real estate loans increased by $1.8 billion, or 35.1%, average commercial real estate increased by $1.7 billion, or 39.4%, and commercial loans increased $1.6 billion, or 31.0%.
     Average Interest-Bearing Deposits and Liabilities
     Second quarter 2005 compared with second quarter 2004
     The $8.7 billion, or 33.4%, increase in average interest-bearing deposits and liabilities was predominately due to interest-bearing deposits and liabilities acquired from Community First and USDB, growth in our customer deposit base and increases in average long-term debt and short-term borrowings. Average deposits increased significantly within regular savings, time deposits and foreign deposit portfolios. Borrowings from the Federal Home Loan Bank and repurchase agreements, including the $590 million repurchase agreement with BNP Paribas related to the two acquisitions, increased average long-term debt. The increase in short-term borrowings was largely due to increases in short-term advances from the Federal Home Loan Bank and a short-term borrowing from BNP Paribas,

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
which was issued to finance the acquisitions of Community First and USDB and paid off in April 2005 with the proceeds from the above mentioned $590 million repurchase agreement.
     Six-month period 2005 compared with six-month period 2004
     The $8.4 billion, or 32.9%, increase in average interest-bearing deposits and liabilities was due to interest-bearing deposits and liabilities acquired from Community First and USDB, growth in our customer deposit base and increases in average long-term debt and short-term borrowings. Average deposits increased significantly within regular savings, time deposits and foreign deposit portfolios. The increase in long-term debt was predominately due to an increase in borrowings from the Federal Home Loan Bank and the $590 million repurchase agreement with BNP Paribas related to the two acquisitions. The increase in short-term borrowings was primarily due to the increase in short-term advances from the Federal Home Loan Bank and a short-term borrowing with BNP Paribas, which was issued the to finance acquisitions of Community First and USDB and paid off in April 2005 with the proceeds from the above mentioned $590 million repurchase agreement.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)
     The following table presents consolidated average balances, an analysis of interest income/expense and yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for June 30, 2005 and 2004) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
(Dollars in thousands)

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$5,172	$21	1.63%	$5,975	$14	0.94%
Foreign	336,239	2,497	2.98	235,557	657	1.12

Total interest-bearing deposits in other banks	341,411	2,518	2.96	241,532	671	1.12
Federal funds sold and securities purchased under agreements to resell	408,782	3,035	2.98	222,312	577	1.04
Trading assets	5,032	17	1.36	7,727	14	0.73
Securities available for sale (2):
Taxable	8,843,371	81,136	3.68	5,997,423	50,885	3.41
Exempt from Federal income taxes	54,610	727	5.34	7,501	135	7.24

Total securities available for sale	8,897,981	81,863	3.69	6,004,924	51,020	3.42
Loans and leases (3)(4):
Domestic	33,203,743	498,291	6.02	26,392,660	360,370	5.49
Foreign	390,084	6,354	6.53	354,337	5,790	6.57

Total loans and leases	33,593,827	504,645	6.03	26,746,997	366,160	5.51
Other interest earning assets	226,621	2,386	4.22	158,218	1,646	4.18

Total earning assets	43,473,654	594,464	5.48	33,381,710	420,088	5.06

Noninterest-bearing assets:
Cash and due from banks	1,808,272			1,441,906
Premises and equipment	682,237			526,005
Other intangibles	249,990			178,559
Goodwill	4,315,324			3,228,832
Other assets	1,286,940			586,480

Total noninterest-bearing assets	8,342,763			5,961,782

Total assets	$51,816,417			$39,343,492

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$353,790	$398	0.45%	$302,737	$69	0.09%
Savings	12,544,066	27,297	0.87	11,035,985	15,724	0.57
Time	10,393,075	66,713	2.57	6,718,142	25,141	1.51
Foreign	1,488,887	8,907	2.40	1,114,692	2,655	0.96

Total interest-bearing deposits	24,779,818	103,315	1.67	19,171,556	43,589	0.91
Short-term borrowings	3,129,366	22,645	2.90	2,187,174	5,566	1.02
Long-term debt	6,687,876	72,278	4.33	4,582,180	48,452	4.25

Total interest-bearing deposits and liabilities	34,597,060	198,238	2.30	25,940,910	97,607	1.51

Interest rate spread			3.18%			3.55%
Noninterest-bearing deposits	10,219,718			7,945,430
Other liabilities	1,092,795			1,041,611

Total liabilities	45,909,573			34,927,951
Stockholder’s equity	5,906,844			4,415,541

Total liabilities and stockholder’s equity	$51,816,417			$39,343,492

Impact of noninterest-bearing sources			0.48%			0.33%

Net interest income and margin on total earning assets		396,226	3.66		322,481	3.88%

Tax equivalent adjustment		1,308			220

Net interest income		$394,918			$322,261

(1)	Annualized.

(2)	Average debt securities available for sale were computed based on amortized costs, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $8.4 million and $11.0 million for the three months ended June 30, 2005 and 2004, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
(Dollars in thousands)

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$5,511	$36	1.32%	$6,585	$23	0.70%
Foreign	340,857	4,835	2.86	265,718	1,463	1.11

Total interest-bearing deposits in other banks	346,368	4,871	2.84	272,303	1,486	1.10
Federal funds sold and securities purchased under agreements to resell	469,504	6,253	2.69	228,103	1,179	1.04
Trading assets	4,974	31	1.26	11,373	28	0.50
Securities available for sale (2):
Taxable	8,568,060	155,736	3.67	5,912,375	101,307	3.45
Exempt from Federal income taxes	54,623	1,453	5.36	7,464	269	7.25

Total securities available for sale	8,622,683	157,189	3.68	5,919,839	101,576	3.45
Loans and leases (3)(4):
Domestic	32,791,996	968,743	5.96	25,993,269	718,557	5.56
Foreign	381,262	12,652	6.69	351,041	11,576	6.63

Total loans and leases	33,173,258	981,395	5.97	26,344,310	730,133	5.57
Other interest earning assets	220,417	4,218	3.86	157,218	3,095	3.96

Total earning assets	42,837,204	1,153,957	5.43	32,933,146	837,497	5.11

Noninterest-bearing assets:
Cash and due from banks	1,765,764			1,408,127
Premises and equipment	683,304			527,799
Other intangibles	256,834			181,459
Goodwill	4,315,451			3,228,589
Other assets	1,224,091			560,862

Total noninterest-bearing assets	8,245,444			5,906,836

Total assets	$51,082,648			$38,839,982

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$361,599	$882	0.49%	$308,384	$138	0.09%
Savings	12,682,345	49,586	0.79	10,928,278	31,465	0.58
Time	9,895,364	117,955	2.40	6,717,683	50,623	1.52
Foreign	1,463,624	15,833	2.18	1,055,886	4,799	0.91

Total interest-bearing deposits	24,402,932	184,256	1.52	19,010,231	87,025	0.92
Short-term borrowings	3,189,293	42,371	2.68	2,158,874	10,979	1.02
Long-term debt	6,460,665	135,416	4.23	4,452,738	95,729	4.32

Total interest-bearing deposits and liabilities	34,052,890	362,043	2.14	25,621,843	193,733	1.52

Interest rate spread			3.29%			3.59%
Noninterest-bearing deposits	10,101,461			7,764,441
Other liabilities	1,074,747			1,082,464

Total liabilities	45,229,098			34,468,748
Stockholder’s equity	5,853,550			4,371,234

Total liabilities and stockholder’s equity	$51,082,648			$38,839,982

Impact of noninterest-bearing sources			0.44%			0.34%

Net interest income and margin on total earning assets		791,914	3.73%		643,764	3.93%

Tax equivalent adjustment		2,573			478

Net interest income		$789,341			$643,286

(1)	Annualized.

(2)	Average debt securities available for sale were computed based on amortized costs, excluding the effects of SFAS No. 115 adjustments.

(3)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.

(4)	Interest income for loans and leases included loan fees of $15.4 million and $21.5 million for the six months ended June 30, 2005 and 2004, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Noninterest Income

	Three Months Ended June 30,		Change
	2005	2004	$	%
(Dollars in thousands)

Service charges on deposit accounts	$48,067	$40,525	$7,542	18.6%
Trust and investment services income	11,775	10,054	1,721	17.1
Other service charges and fees	48,218	36,872	11,346	30.8
Net gains (losses) on sales of securities available for sale	(3)	691	(694)	—
Vehicle and equipment operating lease income	5,573	4,215	1,358	32.2
Other	19,579	17,664	1,915	10.8

Total noninterest income	$133,209	$110,021	$23,188	21.1%

	Six Months Ended June 30,		Change
	2005	2004	$	%
(Dollars in thousands)

Service charges on deposit accounts	$91,653	$81,354	$10,299	12.7%
Trust and investment services income	24,839	20,356	4,483	22.0
Other service charges and fees	94,249	74,045	20,204	27.3
Net gains on sales of securities available for sale	415	1,058	(643)	(60.8)
Vehicle and equipment operating lease income	11,353	5,069	6,284	124.0
Other	33,496	29,610	3,886	13.1

Total noninterest income	$256,005	$211,492	$44,513	21.0%

     Second quarter 2005 compared with second quarter 2004
     The increase in service charges on deposit accounts was predominately due to additional personal checking accounts acquired from Community First and USDB.
     The increase in other service charges and fees was primarily due to increases in insurance revenue and debit card fees as a result of our acquisition of Community First and USDB and to increases in fees from merchant credit card transactions.
     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases.
     Six-month period 2005 compared with six-month period 2004
     The increase in service charges on deposit accounts was predominately due to additional personal checking accounts acquired from Community First and USDB.
     The increase in trust and investment service income was predominately due to additional fees from trust accounts acquired from the acquisition of Community First and higher income from new business.
     The increase in other service charges and fees was primarily due to increases in insurance revenue and debit card fees as a result of our acquisition of Community First and USDB and to increases in fees from merchant credit card transactions.
     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Three Months Ended June 30		Change
	2005	2004	$	%
(Dollars in thousands)

Personnel:
Salaries and wages	$105,538	$83,433	$22,105	26.5%
Employee benefits	42,005	34,609	7,396	21.4

Total personnel expense	147,543	118,042	29,501	25.0
Occupancy	28,373	21,790	6,583	30.2
Outside services	26,637	21,036	5,601	26.6
Intangible amortization	9,982	5,764	4,218	73.2
Equipment	15,177	12,008	3,169	26.4
Depreciation – vehicle and equipment operating leases	4,828	4,218	610	14.5
Restructuring and integration costs	—	2,754	(2,754)	(100.0)
Stationery and supplies	7,542	6,154	1,388	22.6
Advertising and promotions	7,672	6,452	1,220	18.9
Other	35,831	34,006	1,825	5.4

Total noninterest expense	$283,585	$232,224	$51,361	22.1%

	Six Months Ended June 30,		Change
	2005	2004	$	%
(Dollars in thousands)

Personnel:
Salaries and wages	$210,477	$166,888	$43,589	26.1%
Employee benefits	90,356	70,846	19,510	27.5

Total personnel expense	300,833	237,734	63,099	26.5
Occupancy	56,765	43,405	13,360	30.8
Outside services	51,079	41,513	9,566	23.0
Intangible amortization	19,962	11,527	8,435	73.2
Equipment	29,674	23,455	6,219	26.5
Depreciation – vehicle and equipment operating leases	9,849	4,904	4,945	100.8
Restructuring and integration costs	5,350	2,754	2,596	94.3
Stationery and supplies	16,013	12,318	3,695	30.0
Advertising and promotions	14,820	12,779	2,041	16.0
Other	71,332	60,749	10,583	17.4

Total noninterest expense	$575,677	$451,138	$124,539	27.6%

Second quarter 2005 compared with second quarter 2004
     The increase in salaries and wages and employee benefits expense was predominately due to a higher full-time equivalent employee count as a result of the acquisitions of Community First and USDB in November 2004.
     The increase in occupancy expense was primarily due to the acquisitions of Community First and USDB.
     The increase in outside services was primarily due to increased item processing, debit card processing, property appraisals and environmental studies. These increases were primarily due to the increase in the debit card customer base and loan volume due to the acquisition of Community First.
     The increase in amortization of intangible assets was due to the amortization of core deposit and other intangibles resulting from the Community First and USDB acquisitions.
     The increase in equipment expense was primarily due to the acquisitions of Community First and USDB.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The restructuring and integration costs recorded for the three months ended June 30, 2004 were related to the acquisition of Community First. No such integration costs were recorded for the acquisitions of Community First or USDB for the three months ended June 30, 2005.
Six-month period 2005 compared with six-month period 2004
     The increase in salaries and wages and employee benefits expense was predominately due to a higher full-time equivalent employee count as a result of the acquisitions of Community First and USDB in November 2004.
     The increase in occupancy expense was primarily due to the acquisitions of Community First and USDB.
     The increase in outside services was primarily due to increased contracted services, item and debit card processing, property appraisals and environmental studies. These increases were primarily due to the increase in the debit card customer base and loan volume due to the acquisition of Community First.
     The increase in amortization of intangible assets was due to the amortization of core deposit and other intangibles resulting from the Community First and USDB acquisitions.
     The increase in equipment expense was primarily due to the acquisitions of Community First and USDB.
     The increase in depreciation on vehicle and equipment operating leases was the result of accounting for auto leases originated from February through July 2004 as operating leases rather than direct financing leases.
     The increase in restructuring and integration costs was related to the acquisitions of Community First and USDB.
     The increase in “Other” was primarily due to data communications, travel and entertainment and a reserve for the exposure for merchant services related to an airline that filed for Chapter 11 reorganization in December 2004.
INCOME TAXES
     Our effective income tax rates (exclusive of the tax equivalent adjustment) for the quarters ended June 30, 2005 and 2004 were 38.2% and 39.0%, respectively, and 37.2% and 38.9% for the first six months of 2005 and 2004, respectively. The decrease in the effective tax rate for the first six months of 2005 was predominantly due to the reversal of $9.9 million in reserves for Unitary State Tax liabilities, partly offset by an increase of $5.6 million in tax reserves for foreign leveraged leases. The $9.9 million Unitary State Tax amount was comprised of $6.4 million pertaining to the tax year 2002 and $3.5 million pertaining to the tax year 2003.
     Lease-in/lease-out (LILO) transactions have recently been subject to review on a nationwide basis by the Internal Revenue Service (IRS) to determine whether the tax deductions connected with such transactions are allowable for U.S. federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In April 2004, the Company received a Revenue Agent’s Report (RAR) which disallowed all deductions associated with the LILO transactions. In order to avoid potential future interest and penalties, the Company has paid, under protest, the amounts claimed by the IRS and other tax authorities in the RAR. The Company continues to believe that it properly reported its LILO transactions, has contested the results of the IRS’s audit and is in discussions with the IRS related to those results. Recently the IRS has identified certain sale-leaseback transactions as listed transactions and is in the process of reviewing them to determine whether the deductions are allowable for tax purposes. The Company has entered into several such sale-leaseback transactions, which are currently being audited by the IRS. At the present time, the Company cannot predict the outcome of these issues.
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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Bank of the West
     Regional Banking
     Second quarter 2005 compared with second quarter 2004
     The Regional Banking Segment’s net income increased $25.0 million, or 71.2% from $35.1 million to $60.1 million. Net interest income increased $60.9 million, or 50.0% from last year. The increase is primarily related to the acquisitions of Community First and USDB in the fourth quarter of 2004. Noninterest income increased $19.7 million, or 44.2%. The increase is primarily due to the acquisitions, which includes the added insurance agency business, investment services fees and increased debit card interchange revenue. Noninterest expense increased $52.8 million, or 49.3%. The increase is primarily due to the acquisitions, which includes the insurance agency business, compensation expenses, direct occupancy costs from the acquired branch network and increased debit card processing from the larger debit card customer base.
     Average loans and leases increased $4.2 billion, or 70.3%. The increase is primarily due to the acquisitions and continued purchases of residential loans during the quarter.
     Average deposits increased $5.3 billion, or 36.2%. The increase is primarily due to the Community First acquisition in 2004.
     Six-month period 2005 as compared with six-month period 2004
     The Regional Banking Segment’s net income increased $34.3 million, or 48.7% from $70.5 million to $104.8 million. Net interest income increased $114.0 million, or 46.5% from last year. The increase is primarily related to the acquisitions of Community First and USDB in the fourth quarter of 2004. Noninterest income increased $34.4 million, or 39.0%. The increase is primarily due to the acquisitions, which includes the added insurance agency business, investment services fees and increased debit card interchange revenue. Noninterest expense increased $106.9 million, or 49.7%. The increase is primarily due to the acquisitions, which includes the insurance agency business, compensation expenses, direct occupancy costs from the acquired branch network and increased debit card processing from the larger debit card customer base.
     Average loans and leases increased $4.1 billion, or 69.3%. The increase is primarily due to the acquisitions and purchases of residential loans in 2005.
     Average deposits increased $5.5 billion, or 37.6%. The increase is primarily due to the Community First acquisition in 2004.
     Commercial Banking
     Second quarter 2005 compared with second quarter 2004
     The Commercial Banking Segment’s net income increased to $51.8 million, up $14.3 million, or 38.1%, from $37.5 million. Net interest income increased $9.2 million, or 11.6%. The increase in net interest income is primarily related to an increase in loans and leases and deposit balances, offset by a decrease in margins. Noninterest income increased $5.2 million, or 31.1%. The increase in noninterest income is primarily related to increased trust fees due to accounts acquired from the acquisitions in the fourth quarter of 2004 and gains on sale of other real estate owned, primarily offset by a decrease in asset management fees. Noninterest expense increased $3.1 million, or 9.1%. The increase is primarily due to higher salaries and wages and employee healthcare benefits as a result of the increased full-time equivalent employees from the acquisitions. Provision for loan and lease losses decreased $9.8 million in 2005, primarily related to large recoveries.
     Average loans and leases increased 20.0% to $9.1 billion. The increase was primarily due to increases in commercial, SBA and construction loans from internal growth and the acquisitions.
     Average deposits increased 37.5% to $4.8 billion. The growth in deposits was largely from an increase in short-term negotiable CD’s.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Six-month period 2005 as compared with six-month period 2004
     The Commercial Banking Segment’s net income increased to $92.8 million, up $17.3 million, or 22.9%, from $75.5 million. Net interest income increased $13.6 million, or 8.7%. The increase in net interest income is primarily related to an increase in loans and leases and deposit balances, offset by a decrease in margins. Noninterest income increased $5.6 million, or 16.2%. The increase in noninterest income is primarily related to increased trust fees due to accounts acquired from the acquisitions in the fourth quarter of 2004 and gains on sale of other real estate owned, partially offset by a decrease in asset management fees. Noninterest expense increased $5.9 million, or 8.9%. The increase is primarily due to higher salaries and wages and employee healthcare benefits as a result of the increased full-time equivalent employees from the acquisitions. Provision for loan and lease losses decreased $10.4 million in 2005, primarily related to large recoveries.
     Average loans and leases increased 19.8% to $8.9 billion. The increase was primarily due to increases in commercial, SBA and construction loans from internal growth and the acquisitions.
     Average deposits increased 26.1% to $4.3 billion. The growth in deposits was largely from an increase in short-term negotiable CD’s.
     Consumer Finance
     Second quarter 2005 compared with second quarter 2004
     The Consumer Finance Segment’s net income increased $1.5 million, 8.3% to $19.5 million compared to $18.0 million for the same period in 2004. Net interest income was $55.9 million, compared to $51.2 million in 2004, an increase of 9.2%. Noninterest income increased $1.0 million, or 15.4% to $7.5 million. Noninterest expense increased $1.4 million to $22.8 million in 2005. The increase is primarily due to higher employee healthcare benefits and a decrease in deferred loan origination costs.
     Average assets as of June 30, 2005 were $9.1 billion compared to $8.4 billion at June 30, 2004, an increase of $0.7 billion, or 7.8%. This increase is due to indirect loan production and the addition of assets from the acquisition of Community First in the fourth quarter of 2004.
     Six-month period 2005 as compared with six-month period 2004
     The Consumer Finance Segment’s net income increased $9.0 million, 27.9% to $41.3 million compared to $32.3 million for the same period in 2004. Net interest income was $112.0 million, compared to $104.2 million in 2004, an increase of 7.5%. Noninterest income increased $5.8 million, or 63.0% to $15.0 million. The increase is partially due to accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases. This increase was partially offset by lower gains on sales of loans through our Essex subsidiary. In February 2004 Essex began retaining certain types of loans in its own portfolio. Noninterest expense increased $6.5 million to $44.9 million in 2005. The increase is primarily due to higher depreciation on vehicle and equipment operating leases as a result of accounting for the above mentioned auto leases as operating leases, higher employee healthcare benefits and a decrease in deferred loan origination costs. The provision for loan and lease losses decreased $8.6 million from $21.8 million to $13.2 million, due to an improvement in credit quality.
     Average assets as of June 30, 2005 were $9.2 billion compared to $8.3 billion at June 30, 2004, an increase of 11.8%. This increase is due to indirect loan production and the addition of assets from the acquisition of Community First in the fourth quarter of 2004.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
First Hawaiian Bank
     Retail Banking
     Second quarter 2005 compared with second quarter 2004
     The Retail Banking Segment’s net income increased to $25.3 million, up $8.0 million, or 46.2%. Net interest income increased $12.9 million, or 22.0%, primarily due to higher balances in earning assets. Noninterest income decreased $0.3 million, or 2.0%. Noninterest expense decreased $0.9 million, or 2.0%. The provision for loan and lease losses decreased $0.1 million, or 9.1%.
     Average assets increased 12.4% to $4.1 billion, primarily due to increases in loans of $444 million. The increase in loans was primarily in residential and commercial real estate. Average deposits increased 11.3% to $7.8 billion, primarily due to an increase in savings and time deposits.
     Six-month period 2005 as compared with six-month period 2004
     The Retail Banking Segment’s net income increased to $49.7 million, up $15.7 million, or 46.2%. Net interest income increased $24.7 million, or 21.4%, primarily due to higher earning asset balances. Noninterest income decreased $0.8 million, or 2.7%. The provision for credit losses decreased $1.6 million, or 66.7%. The decrease in the provision for loan and lease losses was a result of improved credit quality, which has led to a decrease in nonperforming assets and lower charge offs.
     Average assets increased 12.9% to $4.1 billion, primarily due to increases in loans of $457 million. The increase in loans was primarily in residential and commercial real estate due to the improved economy and favorable interest rates. Average deposits increased 11.3% to $7.7 billion, primarily due to an increase in savings and time deposits.
Consumer Finance
     Second quarter 2005 compared with second quarter 2004
     Average assets increased 2.2% to $1.6 billion, partly due to increases in consumer and dealer flooring loans.
     Consumer Finance’s net income decreased to $8.4 million, down $0.5 million, or 5.6%. The decrease was primarily due to a modest operating cost increase and an increase in the allocation of the provision for credit losses. Net interest income of $19.8 million was relatively flat compared to the same period in the prior year with a decrease of $0.2 million, or 1.0%. Noninterest income increased $0.8 million, or 11.4%. Noninterest expense increased by $0.9 million, or 9.0%, due to a reassessment of the Bank’s credit card award program liability in 2005. The provision for loan and lease losses increased $0.9 million, or 40.9%. Relative to historical net charge offs, the consumer segment increased proportionately more in 2005, while the other reported segments’ charge offs decreased.
Six-month period 2005 as compared with six-month period 2004
     Average assets increased 4.4% to $1.6 billion, primarily due to increases in consumer and dealer flooring loans.
     Consumer Finance’s net income decreased to $16.8 million, down $1.4 million, or 7.7%. The decrease was primarily due to a modest operating cost increase and an increase in the allocation of the provision for loan and lease losses. Net interest income of $38.8 million was relatively flat compared to $38.9 million in the prior year. Noninterest income increased $0.4 million or 2.6%. Noninterest expense increased $2.0 million, or 10.1%, primarily due to a reassessment of the Bank’s credit card award program liability in 2005. The provision for loan and lease losses increased $1.1 million, or 26.8%. Relative to historical net charge offs, the consumer segment increased proportionately more in 2005 while the other reported segments’ charge offs decreased.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Commercial Banking
     Second quarter 2005 compared with second quarter 2004
     Commercial Banking’s net income decreased to $4.9 million, down $2.4 million, or 32.9%, primarily due to a $6.9 million fee on the sale of a lease in 2004. Net interest income decreased $0.6 million, or 6.7%. Noninterest income decreased $7.1 million, or 89.9%, primarily due to the $6.9 million fee on the sale of a lease. Noninterest expense decreased $3.5 million, or 70.0%, primarily due to a $3.3 million pretax reduction in net investment of certain leveraged leases in 2004.
     Average assets of $1.3 billion were comparable to the same period in the prior year.
     Six-month period 2005 as compared with six-month period 2004
     Commercial Banking’s net income decreased to $9.8 million, down $4.3 million, or 30.5%, primarily due to a $6.9 million fee on the sale of a lease in the second quarter of 2004. Net interest income decreased $3.2 million, or 16.8%, partially due to lease financing deferred taxes, as well as a reduction in loans related to the exit of Syndicated and Media credit exposures. Noninterest income decreased $7.2 million, or 76.6%, due to the $6.9 million fee on the sale of a lease. Noninterest expense decreased $3.8 million, or 56.7%, primarily due to a $3.3 million pretax reduction in net investments of certain leveraged leases in second quarter 2004.
     Average assets decreased 1.0% to $1.2 billion, primarily resulting from a reduction in loans related to the exit of Syndicated and Media credit exposure.
Financial Management
     Second quarter 2005 compared with second quarter 2004
     The Financial Management Segment’s net income of $0.9 million increased $0.5 million from 2004. Noninterest income increased by $0.5 million, or 7.6%. Noninterest expense decreased by $0.3 million, or 5.0% compared to the same period in the prior year.
     Six-month period 2005 as compared with six-month period 2004
     The Financial Management Segment’s net income of $1.6 million increased $0.7 million from 2004. Noninterest income of $14.6 million increased by $0.8 million, or 5.8% compared to the same period in the prior year.
SECURITIES AVAILABLE FOR SALE
     The $3.2 billion, or 55.0%, increase in securities available for sale from June 30, 2004 to June 30, 2005 was due to the acquisitions of Community First and USDB and purchases of securities. The $1.1 billion, or 13.5% increase from December 31, 2004 was due to purchases of securities.
     The Company focuses on the following four objectives for its available-for-sale portfolio:
•	Support its need for liquidity to fund loans or to meet unexpected deposit runoff. Liquidity can be met by having investments with relatively short maturities and/or a high degree of marketability.

•	Act as a vehicle to make meaningful shifts in the Company’s overall interest rate risk profile.

•	Provide collateral to secure the Company’s public funds-taking activities.

•	Provide the maximum level of after-tax earnings consistent with the safety factors of quality, maturity, liquidity and risk diversification.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
LOANS AND LEASES
     We continue our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from internal growth and the acquisitions of Community First and USDB in the fourth quarter of 2004. See Note 5 (Loans and Leases) to the Consolidated Financial Statements for additional information.
     The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At June 30, 2005, total loans and leases represented 64.7% of total assets, compared with 65.3% at December 31, 2004 and 67.5% at June 30, 2004. As a percentage of total interest earning assets, total loans and leases were 77.2% at June 30, 2005, 78.0% at December 31, 2004 and 80.9% at June 30, 2004. At June 30, 2005, total loans and leases were 98.1% of total deposits compared with 97.2% at December 31, 2004 and June 30, 2004.
     Total loans and leases increased by 24.9% from June 30, 2004 to June 30, 2005. Consumer loans increased $1.3 billion, or 15.6%, substantially due to customers taking advantage of the low interest rate environment, and from the acquisitions in the fourth quarter of 2004. Residential real estate loans increased $2.2 billion, or 40.3%, primarily due to the acquisitions and purchases of loans since the second quarter of 2004. Commercial real estate loans increased $1.6 billion, or 29.8%, predominately due to the acquisition of Community First. Commercial, financial and agricultural loans increased 26.4% compared with the same period in the prior year. Total loans and leases increased by 3.9% from December 31, 2004 to June 30, 2005. The increase was mostly due to an increase in residential real estate loans of $1.0 billion, as a result of purchases during 2005. In the context of interest rate trends and the broader economy, we continuously monitor the mix in our loan and lease portfolio.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
NONPERFORMING ASSETS AND RESTRUCTURED LOANS
     Nonperforming assets for the periods indicated were as follows:

	June 30, 2005	December 31, 2004	June 30, 2004
(Dollars in thousands)

Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$54,519	$51,793	$60,266
Real estate:
Commercial	43,748	47,385	40,820
Construction	9,632	2,386	—
Residential	7,568	6,862	6,913

Total real estate loans	60,948	56,633	47,733

Consumer	2,751	4,477	2,658
Lease financing	6,173	8,078	7,328
Foreign	2,725	4,138	5,381

Total nonaccrual loans and leases	127,116	125,119	123,366

Other real estate owned and repossessed personal property	14,681	21,653	16,993

Total nonperforming assets	141,797	$146,772	$140,359

Past due loans and leases (1):
Commercial, financial and agricultural	$12,509	$6,140	$18,082
Real estate:
Commercial	7,280	2,119	7,912
Construction	866	506	—
Residential	1,619	1,112	796

Total real estate loans	9,765	3,737	8,708

Consumer	1,568	2,243	1,860
Lease financing	—	79	—
Foreign	448	216	192

Total past due loans and leases	$24,290	$12,415	$28,842

Accruing Restructured Loans and leases:
Commercial, financial and agricultural	21	36	48
Commercial real estate	396	429	436

Total accruing restructured loans and leases	$417	$465	$484

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.42%	0.45%	0.52%
Including past due loans and leases	0.49	0.49	0.62
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.27	0.29	0.35
Including past due loans and leases	0.32	0.32	0.42

(1)	Represents loans and leases which are past due 90 days or more as to principal or interest, are still accruing interest, are adequately collateralized and in the process of collection.
     The increase in nonaccrual loans from December 31, 2004 was due to an increase in commercial, financial and agricultural and construction real estate nonaccrual loans as a result of a few large loans being moved to nonaccrual status in 2005. A significant portion of the increase was offset by a decrease in commercial real estate nonaccrual loans, due to the resolution of problem relationships. The increase in nonaccrual loans from June 30, 2004 was due to the increase in real estate nonaccrual loans. The increase in real estate nonaccrual loans was mostly due to the acquisition of nonaccrual loans from Community First and a few large loans that were moved to nonaccrual status in 2005. These increases were primarily offset by a decrease in commercial, financial and agricultural nonaccrual loans as a result of resolutions of problem relationships.
     As a percentage of loans and leases, nonaccrual loans decreased 8 basis points from 0.45% at June 30, 2004 to 0.37% at June 30, 2005. The decrease was substantially due to decreases in commercial, financial and agricultural (0.91% at June 30, 2005 compared with 1.27% at June 30, 2004) and foreign (0.72% at June 30, 2005 compared with 1.48% at June 30, 2004), mostly offset by an increase in real estate construction (0.61% at June 30, 2005 compared with zero at June 30, 2004). The decrease in commercial, financial and agricultural was primarily due to the resolution of problem relationships and growth in loans outstanding. The decrease

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
in foreign was due to the resolution of a large problem relationship, partially offset by a decrease in the foreign loans outstanding. The increase in real estate construction was due to loans acquired in the acquisition of Community First that were placed on nonaccrual since November 2004.
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
PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is based upon our judgment as to the adequacy of the allowance for loan and lease losses (the Allowance) to absorb probable losses inherent in the portfolio as of the balance sheet date. The Company uses a systematic methodology to determine the adequacy of the Allowance and related provision for loan and lease losses to be reported for financial statement purposes. The determination of the adequacy of the Allowance is ultimately one of judgment, which includes consideration of many factors, including, among other things, the amount of problem and potential problem loans and leases, net charge-off experience, changes in the composition of the loan and lease portfolio by type and location of loans and leases, change in the overall loan and lease risk profile, general economic factors and the fair value of collateral. The analysis of the changes in the allowance for loan and lease losses, including charge-offs and recoveries, is presented in Note 6 (Allowance for Loan and Lease Losses) to the Consolidated Financial Statements.
     Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:
•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where 1 is no risk and 10 is loss. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentrations by obligor, risk grade, industry, product and geographic location. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. We manage our exposure to higher risk areas through application of prudent underwriting policies.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 33.4% of our lease financing portfolio and 6.2% of our combined lease financing and consumer loans at June 30, 2005), we obtain third-party insurance for the estimated residual value of the leased vehicle, and set aside reserves to cover the uninsured portion.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The allowance for loan and lease losses was 1.25% of total loans and leases at June 30, 2005, compared with 1.33% of total loans and leases at December 31, 2004 and 1.46% at June 30, 2004. Compared with the same periods a year ago, net charge-offs were $0.4 million higher and $1.1 million higher in the three and six months ended June 30, 2005. This was driven by an increase in installment loan charge offs (Auto and RV’s), offset by a few large loan recoveries.
     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at June 30, 2005. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make necessary adjustments to the Allowance accordingly.
DEPOSITS
     Deposits are the largest component of our total liabilities and account for 52.1% and 50.9% of total interest expense during the second quarter of 2005 and first six months of 2005, respectively. At June 30, 2005, total deposits were $34.6 billion, an increase of 3.0% over December 31, 2004 and an increase of 23.8% over June 30, 2004. The increase from June 30, 2004 was predominately due to growth in our customer deposit base and the acquisitions of Community First and USDB. The increase from December 2004 was primarily due to growth in our time deposits over $100 thousand. Rates paid on deposits have increased based on current market conditions. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).
CAPITAL
     Stockholder’s equity totaled $6.0 billion at June 30, 2005, an increase of $273.3 million, or 4.8%, from December 31, 2004 and $1.6 billion, or 35.5%, from June 30, 2004. The increase from December 2004 was predominately due to net income earned by the Company during the first six months of 2005, offset by changes in other comprehensive income. The increase from June 30, 2004 was predominately due to an issuance of common stock of the Company for the acquisitions of Community First and USDB and net income for the last 12 months.
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
     We obtain short-term asset-based liquidity through our investment securities portfolio, principally short-term securities, and other liquid assets, which can be readily converted to cash. These assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, trading assets, securities purchased under agreements to resell, securities available for sale and loans held for sale. Such assets represented 22.1%, 21.3% and 20.1% of total assets at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
     Intermediate and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from loans and securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Bank such as consumer and mortgage loans.
     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for the six months ended June 30, 2005 were $34.5 billion an increase of 28.9% from the same period of 2004. The increase was due to the acquisitions of Community First and USDB in November 2004, an increase in time deposits over $100 thousand and continued expansion of our customer base in the Western United States. Average total deposits funded 67.5% of average total assets for the six months ended June 30, 2005 and 68.9% for the year ended December 31, 2004 and the six months ended June 30, 2004.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     We also obtain short-term and long-term liquidity from access to regional and national wholesale funding sources, including purchasing federal funds, selling securities under agreements to repurchase, lines of credit from other banks and credit facilities from Federal Home Loan Banks. The following table reflects immediately available borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Banks and securities available for sale under repurchase agreements:

	June 30,
(Dollars in millions)	2005	2004

Federal Reserve Discount Window	$673	$618
Federal Home Loan Banks	882	1,752
Securities Available for Repurchase Agreements	4,574	3,016

Total	$6,129	$5,386

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
     The Parent’s ability to pay dividends depends primarily upon dividends and other payments from its subsidiaries, which are subject to certain limitations as described in Note 17 (Limitation on Payments of Dividends) to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.
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
     In May 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections. This statement requires changes in accounting principles and corrections of errors, to be applied retrospectively to prior periods, unless it is deemed impracticable to do so. This statement is effective for fiscal years beginning after December 15, 2005. Currently, the application of this statement does not have an impact to our financial statements. However, the future impact could be significant, if the Company were to elect changes to our accounting principles, or discover errors in previously issued financial statements.
     In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement is based upon the principle that transactions involving nonmonetary assets should be measured based upon their fair market value. This statement is effective for fiscal years beginning after June 15, 2005. We do not believe this statement will have a material impact on our financial statements, as we do not frequently enter into nonmonetary transactions.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Accounting for Share-Based Payment. This statement requires stock options awarded to employees to be expensed over the vesting period of the option, at the fair value at the grant date using an option-pricing model. This statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. The Company currently accounts for stock based compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related Interpretations, as allowed under FASB Statement 123, Accounting for Stock-Based Compensation. This pronouncement will increase the amount of compensation expense per period, however, we believe this statement will not have a significant impact to our financial statements.
     In June 2004, the Emerging Issues Task Force (EITF) published EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 clarifies the impairment methodology used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 applies to all investments accounted for in accordance with the provisions of FAS 115, certain debt and equity securities within the scope of Statement 124, and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting. On September 30, 2004, the FASB staff published FASB Staff Position (FSP) EITF 03-1-1. FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in Paragraphs 10-20 of EITF 03-1, while the FASB considered application guidance. In June 2005, the FASB reached a decision and is expected to issue a final FSP. We will evaluate the new guidance when it is issued.

BancWest Corporation and Subsidiaries
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix — including increasing or decreasing the amount of fixed and/or variable instruments held by the Company — to adjust sensitivity to interest rate changes) and/or by utilizing instruments such as interest rate swaps, caps, floors, options or forwards.
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
     The Company and its subsidiaries use computer simulation models to evaluate net interest income in order to quantify exposure to changes in interest rates. Generally, the balance sheet is subjected to interest rate shocks up in 100 basis-point increments and down in 100 basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.
     The projected impact of incremental increases and decreases in interest rates on the projected Company’s consolidated net interest income over the 12 months beginning July 1, 2005 is shown below.

	+3%	+2%	+1%	Flat	-1%	-2%
(Dollars in millions)

Net interest income	$1,646.1	$1,666.0	$1,675.1	$1,670.1	$1,653.9	$1,593.4
Difference from flat	(24.0)	(4.1)	5.0	—	(16.2)	(76.7)
% variance	(1.4)%	(0.2)%	0.3%	—%	(1.0)%	(4.6)%
     Because of the relatively low level of interest rates in the first six months of 2005, modeling below a 200-basis-point decrease was deemed not meaningful. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates, the shape of the yield curve, and spreads between various benchmark rates.

BancWest Corporation and Subsidiaries
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

June 30, 2005
		Gross		Expected Maturity
	Net Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2005	2006	2007	2008	2009	2009
(Dollars in thousands)

Pay-Fixed Swaps:
Contractual Maturities	$(10,463)	$4,220	$812,516	$76,406	$24,123	$39,587	$100,905	$107,073	$464,422
Weighted Avg. Pay Rates			4.69%	2.81%	4.99%	4.69%	5.34%	4.31%	4.92%
Weighted Avg. Receive Rates			3.67%	3.10%	2.82%	3.51%	5.03%	3.30%	3.61%
Receive-Fixed Swaps:
Contractual Maturities	20,233	22,668	$812,516	$76,823	$23,706	$39,587	$100,905	$107,073	$464,422
Weighted Avg. Pay Rates			3.70%	3.11%	3.38%	3.55%	5.05%	3.30%	3.62%
Weighted Avg. Receive Rates			4.95%	3.04%	4.46%	4.99%	5.57%	4.64%	5.23%
Pay-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	(873)	47	$33,570	$—	$—	$—	$—	$—	$33,570
Weighted Avg. Pay Rates			4.98%	—	—	—	—	—	4.98%
Weighted Avg. Receive Rates(1)			NA	—	—	—	—	—	NA
Receive-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	1,825	1,825	$33,570	—	—	—	—	—	$33,570
Weighted Avg. Pay Rates(1)			NA	—	—	—	—	—	NA
Weighted Avg. Receive Rates			5.88%	—	—	—	—	—	5.88%
Caps/Collars:
Contractual Maturities	—	227	$281,154	$209,657	$—	$64,250	$3,821	$1,440	$1,986
Weighted Avg. Strike Rates			4.18%	3.93%	—%	4.85%	5.18%	4.50%	6.83%
Weighted Floor Rates			4.77%	—%	—%	—%	—%	—%	4.77%

Total interest rate contracts held for trading purposes	$10,722	$28,987	$1,973,326

(1)	Rates will be assigned at maturity date.

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

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Interest income
Loans	$476,232	$337,039	$924,120	$669,615
Lease financing	27,325	28,941	55,142	60,121
Securities available for sale	81,644	50,980	156,750	101,496
Other	7,955	2,908	15,372	5,787

Total interest income	593,156	419,868	1,151,384	837,019

Interest expense
Deposits	103,315	43,589	184,256	87,025
Short-term borrowings	22,645	5,566	42,371	10,979
Long-term debt	72,278	48,452	135,416	95,729

Total interest expense	198,238	97,607	362,043	193,733

Net interest income	394,918	322,261	789,341	643,286
Provision for loan and lease losses	3,224	11,900	14,324	30,765

Net interest income after provision for loan and lease losses	391,694	310,361	775,017	612,521

Noninterest income
Service charges on deposit accounts	48,067	40,525	91,653	81,354
Trust and investment services income	11,775	10,054	24,839	20,356
Other service charges and fees	48,218	36,872	94,249	74,045
Net gains (losses) on securities available for sale	(3)	691	415	1,058
Vehicle and equipment operating lease income	5,573	4,215	11,353	5,069
Other	19,579	17,664	33,496	29,610

Total noninterest income	133,209	110,021	256,005	211,492

Noninterest expense
Salaries and wages	105,538	83,433	210,477	166,888
Employee benefits	42,005	34,609	90,356	70,846
Occupancy	28,373	21,790	56,765	43,405
Outside services	26,637	21,036	51,079	41,513
Intangible amortization	9,982	5,764	19,962	11,527
Equipment	15,177	12,008	29,674	23,455
Depreciation-vehicle and equipment operating leases	4,828	4,218	9,849	4,904
Restructuring and integration costs	—	2,754	5,350	2,754
Stationery and supplies	7,542	6,154	16,013	12,318
Advertising and promotions	7,672	6,452	14,820	12,779
Other	35,831	34,006	71,332	60,749

Total noninterest expense	283,585	232,224	575,677	451,138

Income before income taxes	241,318	188,158	455,345	372,875
Provision for income taxes	92,169	73,401	169,592	145,066

Net income	$149,149	$114,757	$285,753	$227,809

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2005	December 31, 2004	June 30, 2004
(Dollars in thousands, except share data)

Assets
Cash and due from banks	$1,809,222	$1,676,056	$1,702,563
Interest-bearing deposits in other banks	513,655	16,531	267,947
Federal funds sold and securities purchased under agreements to resell	165,100	937,875	245,500
Trading assets	4,442	4,685	4,726
Securities available for sale	9,024,593	7,954,563	5,820,727
Loans held for sale	78,076	71,402	65,031
Loans and leases:
Loans and leases	33,956,423	32,688,843	27,189,823
Less allowance for loan and lease losses	423,294	436,391	396,101

Net loans and leases	33,533,129	32,252,452	26,793,722

Vehicle and equipment operating leases, net	113,751	132,539	127,280
Premises and equipment, net	684,752	684,783	520,507
Customers’ acceptance liability	15,199	12,841	15,279
Other intangibles, net	251,629	272,490	175,830
Goodwill	4,315,692	4,312,800	3,229,771
Other real estate owned and repossessed personal property	14,681	21,653	16,993
Other assets	1,991,755	1,703,356	1,278,272

Total assets	$52,515,676	$50,054,026	$40,264,148

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing	$24,160,459	$23,553,861	$19,649,419
Noninterest-bearing	10,462,922	10,059,918	8,326,906

Total deposits	34,623,381	33,613,779	27,976,325

Federal funds purchased and securities sold under agreements to repurchase	2,339,997	2,050,344	1,799,249
Short-term borrowings	1,681,120	1,454,845	574,089
Acceptances outstanding	15,199	12,841	15,279
Long-term debt	6,829,757	6,181,040	4,646,075
Other liabilities	1,022,877	1,011,142	822,123

Total liabilities	$46,512,331	$44,323,991	$35,833,140

Stockholder’s equity:
Class A common stock, par value $0.01 per share
Authorized — 150,000,000 shares
Issued and outstanding — 106,859,123 shares at June 30, 2005 and December 31, 2004 and 85,759,123 shares at June 30, 2004	$1,069	$1,069	$858
Additional paid-in capital	4,475,087	4,475,006	3,419,927
Retained earnings	1,565,328	1,279,575	1,034,007
Accumulated other comprehensive loss, net	(38,139)	(25,615)	(23,784)

Total stockholder’s equity	6,003,345	5,730,035	4,431,008

Total liabilities and stockholder’s equity	$52,515,676	$50,054,026	$40,264,148

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income, net	Total
(Dollars in thousands)

Balance, December 31, 2004	106,859,123	$1,069	$4,475,006	$1,279,575	$(25,615)	$5,730,035

Comprehensive income:
Net income	—	—	—	285,753	—	285,753
Unrealized net losses on securities available for sale arising during the period	—	—	—	—	(5,940)	(5,940)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(245)	(245)
Unrealized net losses on cash flow derivative hedges arising during the period	—	—	—	—	(2,486)	(2,486)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(3,853)	(3,853)

Comprehensive income	—	—	—	285,753	(12,524)	273,229
Other	—	—	81	—	—	81

Balance, June 30, 2005	106,859,123	$1,069	$4,475,087	$1,565,328	$(38,139)	$6,003,345

Balance, December 31, 2003	85,759,123	$858	$3,419,927	$806,198	$35,889	$4,262,872

Comprehensive income:
Net income	—	—	—	227,809	—	227,809
Unrealized net losses on securities available for sale arising during the period	—	—	—	—	(49,293)	(49,293)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(624)	(624)
Unrealized net losses on cash flow derivative hedges arising during the period	—	—	—	—	(3,474)	(3,474)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(6,282)	(6,282)

Comprehensive income	—	—	—	227,809	(59,673)	168,136

Balance, June 30, 2004	85,759,123	$858	$3,419,927	$1,034,007	$(23,784)	$4,431,008

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
(Dollars in thousands)

Cash flows from operating activities:
Net income	$285,753	$227,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,608	38,091
Provision for loan and lease losses	14,324	30,765
Net decrease in deferred income taxes	(5,571)	(211,538)
Net decrease in trading assets	243	14,383
Net increase in loans held for sale	(6,674)	(14,024)
Net gains on sales of securities available for sale	(415)	(1,058)
Net gains on sales of loans	(3,348)	(2,868)
Net increase in interest receivable	(17,375)	(212)
Net increase in interest payable	32,635	10,160
Net decrease (increase) in prepaid expense	8,638	(1,541)
Other	(31,946)	(80,806)

Net cash provided by operating activities	333,872	9,161

Cash flows from investing activities:
Securities available for sale:
Proceeds from prepayments and maturities	1,457,594	973,691
Proceeds from the sales	381,301	282,394
Purchases	(2,927,834)	(1,387,691)
Proceeds from sales of loans	158,864	167,007
Purchases of loans	(1,633,865)	(744,256)
Net decrease (increase) in loans and leases resulting from originations and collections	210,791	(883,080)
Net decrease (increase) in vehicle and equipment operating leases resulting from originations and collections	8,939	(132,184)
Purchases of premises and equipment	(30,019)	(14,551)
Increase in investment in bank owned life insurance	(226,277)	(200,000)
Other	(54,607)	(23,221)

Net cash used in investing activities	(2,655,113)	(1,961,891)

Cash flows from financing activities:
Net increase in deposits	1,009,602	1,573,208
Net increase in Federal funds purchased and securities sold under agreements to repurchase	289,653	624,372
Net increase (decrease) in short-term borrowings	226,275	(623,720)
Proceeds from issuance of long-term debt	1,285,036	756,000
Repayments of long-term debt	(631,810)	(332,911)

Net cash provided by financing activities	2,178,756	1,996,949
Net increase (decrease) in cash and cash equivalents	(142,485)	44,219

Cash and cash equivalents at beginning of period	2,630,462	2,171,791

Cash and cash equivalents at end of period	$2,487,977	$2,216,010

Supplemental disclosures:
Interest paid	$329,409	$183,573

Income taxes paid	$159,691	$311,404

Supplemental schedule of noncash investing and financing activities:
Loans transferred to other real estate owned and repossessed personal property	$2,180	$4,548

Loans made to facilitate the sale of other real estate owned	$650	$620

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Summary of Significant Accounting Policies
Descriptions of Operations
     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West (BOW) and First Hawaiian Bank (FHB), we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust, investment and insurance products. As of June 30, 2005, BancWest Corporation’s subsidiaries operated 539 banking locations (526 full service retail branches and 13 limited service retail offices) in the states of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming and in Guam and Saipan. In this report BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent” or “BancWest.” BancWest Corporation is a wholly owned subsidiary of Paris-based BNP Paribas (BNPP).
Basis of Presentation
     We have prepared the accompanying financial data for the three and six months ended June 30, 2005 and 2004 in accordance with accounting principles generally accepted in the United States.
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
     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated financial position as of June 30, 2005, December 31, 2004 and June 30, 2004, consolidated results of operations for the three months and six months ended June 30, 2005 and 2004, and consolidated cash flows for the six months ended June 30, 2005 and 2004.
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
     Certain members of BancWest’s senior management team receive stock option awards from BNPP. The options do not vest until after the fourth year, at which time they are exercisable from the fourth anniversary through the tenth anniversary date. Stock option awards of the 2005 and 2003 plans have been reflected in compensation expense as the grant price was lower than the market price.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table is a summary of our stock option activity.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual life
	Number	price	(in years)

Options outstanding as of December 31, 2003	275,000	$39.07	9.22

Granted	80,000	60.45
Forfeited	(1,972)	39.07

Options outstanding as of June 30, 2004	353,028	$43.91	8.95

Options outstanding as of December 31, 2004	347,028	$43.88	8.44

Granted	193,000	71.42
Forfeited	(2,000)	65.94

Options outstanding as of June 30, 2005	538,028	$53.67	8.58

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(Dollars in thousands)

Net Income (as reported)	$149,149	$114,757	$285,753	$227,809

Add: Stock-based compensation expense recognized during period, net of tax effects	27	24	48	48
Less: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(293)	(243)	(537)	(459)

Pro Forma Net Income	$148,883	$114,538	$285,264	$227,398

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     2. Mergers and Acquisitions
Commercial Federal Corporation Acquisition
     On June 13, 2005, BancWest announced that its Bank of the West subsidiary had entered into a definitive agreement to acquire Commercial Federal Corporation (CFC), the parent company of Commercial Federal Bank. It is anticipated that the purchase transaction will close in the fourth quarter of 2005, subject to regulatory approval. CFC and its branches will be integrated into Bank of the West’s branch network system. The acquisition of CFC will add 3 new states (Kansas, Missouri and Oklahoma) to Bank of the West’s footprint, as well as to our market share in Arizona, Colorado, Iowa and Nebraska. CFC operates 198 branches in 7 states in the Midwest, Colorado and Arizona. At March 31, 2005, CFC had total assets of $10.4 billion, total deposits of $6.5 billion and loans of $7.8 billion. Following the acquisition, results of operations of CFC will be included in our consolidated financial statements. The purchase price of approximately $1.36 billion will be paid in cash and the acquisition will be accounted for as a purchase.
     In connection with the acquisition, management is in the process of assessing and formulating restructuring plans. These restructuring plans will target areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services including sales and marketing and to focus the Company’s resources on activities that will promote growth. We will be consolidating excess facilities and evaluating areas where we will be able to take advantage of existing facilities. As management is still in the process of developing the plans, estimates of associated exit costs and other restructuring costs yet to be incurred have not been determined at this time.
Community First Bankshares Acquisition
     During the fourth quarter of 2004, the Company acquired Community First Bankshares, Inc. (Community First). The acquisition was accounted for in accordance with Statement of Financial Accounting Standard No. 141 Business Combinations. Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date.
     The following table summarizes the Community First Balance Sheet on November 1, 2004, including the effects of purchase accounting adjustments:

(Dollars in thousands)

Assets
Cash and cash equivalents	$228,233
Securities available for sale	1,458,677
Net loans and leases	3,394,490
Goodwill	914,367
Intangibles	96,021
Other assets	313,431

Total Assets	$6,405,219

Liabilities and Stockholder’s Equity
Deposits	$4,511,754
Debt	603,318
Other liabilities	95,241

Total Liabilities	5,210,313
Stockholder’s equity	1,194,906

Total Liabilities and Stockholder’s Equity	$6,405,219

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table summarizes the purchase price allocation of the Community First acquisition.

(Dollars in thousands)
Total purchase price of Community First, including transaction costs	$1,199,459
Equity of Community First prior to acquisition by BancWest	352,693

Excess of pushed down equity over the carrying value of net assets acquired	846,766

Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Sublease loss reserve	1,196
Loans and leases	27,104
Premises and equipment	(4,989)
Other assets	4,193
Severance and employee relocation	7,587
Contract terminations	5,496
Identifiable intangibles	(3,218)
Deposits	8,985
Debt	15,093
Other liabilities and taxes	6,154

Estimated fair value adjustments related to net assets acquired	67,601

Estimated goodwill resulting from the merger with Community First	$914,367

     The following unaudited pro forma condensed financial information presents the results of operations of the Company had the Community First acquisition occurred as of January 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the Community First acquisition been consummated as of January 1, 2004.

	(Unaudited)	(Unaudited)
(Dollars in thousands)	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Net interest income	$382,670	$763,684
Provision for loan and lease losses	14,267	35,497
Noninterest income	132,932	256,985
Noninterest expense	284,108	555,415

Income before income taxes	217,227	429,757
Provision for income taxes	84,741	167,197

Net Income	$132,486	$262,560

     Exit costs related to Community First activities were recorded as purchase accounting adjustments resulting in an increase to goodwill. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2005. Below is a summarization of the exit cost activity related to the Community First acquisition.

	Severance and	Contract	Sublease loss	Fixed	Prepaid
(Dollars in thousands)	Relocation	Terminations	Reserves	Assets	Expenses	Other	Total

Balance, December 31, 2004	$7,557	$5,810	$1,196	$10,431	$383	$—	$25,377
Adjustments, net	30	(314)	—	401	640	1,763	2,520
Cash Payments	(4,368)	(4,661)	(132)	—	—	(165)	(9,326)

Balance, June 30, 2005	$3,219	$835	$1,064	$10,832	$1,023	$1,598	$18,571

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3. Derivative Financial Instruments
     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three and six months ended June 30, 2005 and 2004.
Fair Value Hedges
     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments. At June 30, 2005, the Company carried an interest rate swap of $2.6 million with a fair value loss of $0.5 million that was a hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At June 30, 2004, the Company carried $2.7 million of such swaps with a fair value loss of $0.5 million. In addition, at June 30, 2005, the Company carried interest rate swaps totaling $76.1 million with fair value gains of $0.1 million and fair value losses of $3.5 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates ranging from 3.79% to 7.99%. At June 30, 2004, the Company carried $78.6 million of such swaps with fair value gains of $0.7 million and fair value losses of $3.3 million.
     On November 20, 2002, the Parent executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by BancWest Capital I, which upon adoption of FIN 46,was redesignated to hedge the related subordinated debt. On June 3, 2005, the company terminated the swap. No gain or loss was recognized upon termination of the swap.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     At June 30, 2005, the Company carried interest rate swaps totaling $5.7 million with fair value gains of $0.2 million that were categorized as hedges for repurchase agreements. The Company pays 3-month LIBOR and receives a fixed rate of 8.29%. At June 30, 2004, the Company carried $8.6 million of such swaps with a fair value gain of $0.5 million.
Cash Flow Hedges
     At June 30, 2005, the Company carried interest rate swaps of $600 million with fair value gains of $10.8 million which hedge LIBOR-based commercial loans. The hedges had fair value gains of $28.2 million at June 30, 2004. The interest rate swaps were entered into during 2001 and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $7.2 million for the six months ended June 30, 2005 and by $12.2 million for the six months ended June 30, 2004. The Company estimates net settlement gains, recorded as commercial loan interest income, of $7.4 million over the next twelve months resulting from these hedges.
     At June 30, 2005, the Company carried multiple interest rate swaps totaling $100 million with fair value gains of $1.5 million and fair value losses of $0.5 million, in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. These swaps had fair value gains of $8.4 million at June 30, 2004. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pretax income from these swaps for the six months ended June 30, 2005 was a loss of $0.7 million compared with a $1.6 million loss at June 30, 2004. The Company estimates a net increase to interest expense of $0.3 million over the next twelve months resulting from these hedges.
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
     The following table summarizes derivatives held by the Company as of the dates indicated:

	June 30, 2005			December 31, 2004			June 30, 2004
		Credit			Credit			Credit
	Notional	Risk	Net Fair	Notional	Risk	Net Fair	Notional	Risk	Net Fair
(Dollars in thousands)	Amount	Amount	Value	Amount	Amount	Value	Amount	Amount	Value

Held for hedge purposes:
Interest rate swaps	$784,353	$12,618	$8,084	$938,534	$24,790	$17,327	$939,851	$37,780	$33,552
Held for trading or free-standing:
Interest rate swaps	1,692,172	28,760	10,722	1,502,706	19,558	7,856	1,322,376	19,390	7,054
Purchased interest rate options	140,488	227	227	143,251	203	203	95,390	101	101
Written interest rate options	173,166	—	(227)	152,645	—	(203)	94,406	—	(101)
Forward interest rate options	23,500	—	(82)	22,000	—	(20)	22,000	—	(262)
Commitments to purchase and sell foreign currencies	464,412	6,923	827	401,057	9,533	1,046	534,392	3,909	73
Purchased foreign exchange options	3,222	37	37	4,876	217	217	26,550	268	268
Written foreign exchange options	3,222	—	(37)	4,876	—	(217)	26,550	—	(268)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
4. Securities Available for Sale
     Amortized cost and fair value of securities available for sale were as follows:

	June 30, 2005				December 31, 2004				June 30, 2004
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$200,808	$398	$(1,155)	$200,051	$266,174	$263	$(1,745)	$264,692	$188,879	$283	$(1,322)	$187,840
Government-sponsored agencies	3,122,085	2,169	(22,339)	3,101,915	2,372,319	1,374	(14,868)	2,358,825	1,496,478	3,053	(11,058)	1,488,473
Mortgage and asset-backed securities:
Government agencies	194,266	1,284	(510)	195,040	229,827	1,741	(450)	231,118	104,884	604	(1,559)	103,929
Government-sponsored agencies	3,196,036	6,147	(35,441)	3,166,742	3,185,857	10,733	(37,208)	3,159,382	2,313,550	11,077	(55,382)	2,269,245
Other	639,859	794	(2,674)	637,979	487,250	3,177	(2,512)	487,915	579,993	4,443	(3,207)	581,229
Collateralized mortgage obligations:
Government agencies	157,791	—	(2,372)	155,419	181,502	—	(2,311)	179,191	197,054	14	(3,494)	193,574
Government-sponsored agencies	620,643	363	(6,896)	614,110	603,173	420	(6,907)	596,686	576,762	677	(8,478)	568,961
Other	840,387	3,352	(5,545)	838,194	568,724	154	(5,565)	563,313	376,241	37	(5,853)	370,425
State and political subdivisions	58,681	584	(868)	58,397	56,081	627	(297)	56,411	7,765	191	(56)	7,900
Other	59,091	2	(2,347)	56,746	59,311	103	(2,384)	57,030	51,473	—	(2,322)	49,151

Total securities available for sale	$9,089,647	$15,093	$(80,147)	$9,024,593	$8,010,218	$18,592	$(74,247)	$7,954,563	$5,893,079	$20,379	$(92,731)	$5,820,727

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table presents the unrealized gross losses and fair value of securities in the securities available for sale portfolio at June 30, 2005, by length of time that individual securities in each category have been in a continuous loss position. Because the declines in fair value were a result of changes in market interest rates and the Company has both the ability and the intent to hold the securities until maturity or the fair value at least equals the recorded cost, no other-than-temporary impairment was recorded at June 30, 2005.

	June 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$(471)	$76,008	$(684)	$93,623	$(1,155)	$169,631
Government-sponsored agencies	(14,770)	2,119,127	(7,569)	542,167	(22,339)	2,661,294
Mortgage and asset-backed securities:
Government agencies	(510)	73,375	—	—	(510)	73,375
Government-sponsored agencies	(10,222)	1,682,605	(25,219)	879,483	(35,441)	2,562,088
Other	(1,168)	322,998	(1,506)	136,961	(2,674)	459,959
Collateralized mortgage obligations:
Government agencies	(338)	39,783	(2,034)	115,636	(2,372)	155,419
Government-sponsored agencies	(958)	161,641	(5,938)	352,504	(6,896)	514,145
Other	(2,528)	402,064	(3,017)	141,035	(5,545)	543,099
States and political subdivisions	(863)	1,020	(5)	370	(868)	1,390
Other	(454)	18,902	(1,893)	19,351	(2,347)	38,253

Total securities available for sale	$(32,282)	$4,897,523	$(47,865)	$2,281,130	$(80,147)	$7,178,653

     Gross realized gains and losses on securities available for sale for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2005	2004	2005	2004
(Dollars in thousands)

Realized gains	$3	$691	$422	$1,059
Realized losses	(6)	—	(7)	(1)

Realized net gains	$(3)	$691	$415	$1,058

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. Loans and Leases
     The following table sets forth the loan and lease portfolio by major categories for the periods indicated:

	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	%	Amount	%	Amount	%
(Dollars in thousands)

Commercial, financial and agricultural	$5,988,395	17.6%	$6,027,376	18.4%	$4,738,271	17.4%
Real estate:
Commercial	6,860,866	20.2	6,706,882	20.5	5,286,412	19.4
Construction	1,570,090	4.6	1,493,723	4.6	1,036,993	3.8
Residential	7,689,252	22.7	6,700,462	20.5	5,479,017	20.2

Total real estate loans	16,120,208	47.5	14,901,067	45.6	11,802,422	43.4
Consumer	9,353,881	27.6	9,243,731	28.3	8,092,565	29.8
Lease financing	2,115,097	6.2	2,132,578	6.5	2,192,436	8.1
Foreign loans	378,842	1.1	384,091	1.2	364,129	1.3

Total loans and leases	$33,956,423	100.0%	$32,688,843	100.0%	$27,189,823	100.0%

     Outstanding loan balances at June 30, 2005, December 31, 2004 and June 30, 2004 are net of unearned income, including net deferred loan fees, of $264.7 million, $283.0 million and $311.9 million, respectively.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6. Allowance for Loan and Lease Losses
The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(Dollars in thousands)

Balance at beginning of period	$432,762	$396,487	$436,391	$391,699

Provision for loan and lease losses	3,224	11,900	14,324	30,765

Loans and leases charged off:
Commercial, financial and agricultural	2,389	2,179	4,480	4,316
Real estate:
Commercial	516	796	824	1,089
Residential	569	54	736	74
Consumer	15,761	13,552	32,959	27,066
Lease financing	3,175	4,041	7,246	9,485
Foreign	362	440	709	1,171

Total loans and leases charged off	22,772	21,062	46,954	43,201

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	3,125	2,418	4,973	4,873
Real estate:
Commercial	310	54	716	180
Construction	1	34	1	68
Residential	201	277	398	476
Consumer	4,712	3,371	8,801	6,610
Lease financing	1,559	2,513	3,437	4,278
Foreign	172	109	1,207	353

Total recoveries on loans and leases previously charged off	10,080	8,776	19,533	16,838

Net charge-offs	(12,692)	(12,286)	(27,421)	(26,363)

Balance at end of period	$423,294	$396,101	$423,294	$396,101

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

	Bank of the West			First Hawaiian Bank
	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Financial		Consolidated
(Dollars in millions)	Banking	Banking	Finance	Banking	Finance	Banking	Management	BancWest	Totals

Balance as of December 31, 2004:	$2,127	$708	$308	$650	$216	$118	$11	$175	$4,313
Purchase accounting adjustment:
Trinity Capital	—	1	—	—	—	—	—	—	1
Community First	2	—	—	—	—	—	—	—	2
USDB	170	—	—	—	—	—	—	(170)	--

Balance as of June 30, 2005:	$2,299	$709	$308	$650	$216	$118	$11	$5	$4,316

     Amortization of finite-lived intangible assets was $10.0 million and $5.8 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $20.0 million and $11.5 million for the six-month periods ended June 30, 2005 and 2004, respectively. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles is:

(Dollars in thousands)

Estimate for the six months ending December 31, 2005	$19,953
Estimate for years ending December 31,
2006	$37,308
2007	35,002
2008	33,078
2009	31,471
2010	30,138
     The details of our finite-lived intangible assets are presented below:

	Gross Carrying	Accumulated	Net Book
(Dollars in thousands)	Amount	Amortization	Value

Balance as of June 30, 2005:
Core Deposits	$330,206	$88,572	$241,634
Other Intangible Assets	11,101	1,106	9,995

Total	$341,307	$89,678	$251,629

Balance as of December 31, 2004:
Core Deposits	$330,206	$69,141	$261,065
Other Intangible Assets	12,000	575	11,425

Total	$342,206	$69,716	$272,490

Balance as of June 30, 2004:
Core Deposits	$230,538	$54,708	$175,830

Total	$230,538	$54,708	$175,830

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8. Regulatory Capital Requirements
     Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and Tier 1 capital to average assets. The table below sets forth those ratios at June 30, 2005.

					To Be Well
					Capitalized
					Under Prompt
			For Required		Corrective Action
	Actual		Minimum Capital		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Tier 1 Capital to Risk-Weighted
Assets:
Bank of the West	$3,516,231	10.81%	$1,301,265	4.00%	$1,951,897	6.00%
First Hawaiian Bank	1,042,980	13.62	306,408	4.00	459,612	6.00
Total Capital to Risk-Weighted
Assets:
Bank of the West	$4,037,327	12.41%	$2,602,530	8.00%	$3,253,162	10.00%
First Hawaiian Bank	1,204,308	15.72	612,815	8.00	766,019	10.00
Tier 1 Capital to Average
Assets (leverage ratio) (1):
Bank of the West	$3,516,231	9.26%	$1,519,371	4.00%	$1,899,214	5.00%
First Hawaiian Bank	1,042,980	10.62	392,865	4.00	491,081	5.00

(1)	The leverage ratio consists of the ratio of Tier 1 capital to average assets excluding goodwill and certain other items. The minimum leverage ratio guideline is three percent for banking organizations that do not anticipate or are not experiencing significant growth, and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, a strong banking organization, and are rated a composite 1 under the Uniform Financial Institution Rating System established by the Federal Financial Institution Examination Council. For all others, the minimum ratio is 4%.
     Because we are a financial holding company, only our depository institution subsidiaries are subject to regulatory capital requirements administered by the federal banking agencies. If these subsidiaries fail to meet minimum capital requirements, the federal agencies can initiate certain mandatory actions. Such regulatory actions could have a material effect on the Company’s financial statements.
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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
9. Pension and Other Postretirement Benefit Plans
     The Company sponsors two noncontributory qualified defined benefit pension plans in addition to unfunded nonqualified benefit pension plans that provide excess and supplemental benefits.
     Prior to June 30, 2004, the Company sponsored three postretirement benefit plans. Subsequently, two of the plans were amended for eligible employees who retire after such date. The amendment places a cap on the funding of plans and combined the two plans into one single plan.
     The following table sets forth the components of the net periodic benefit cost for the three months ending June 30:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$2,956	$2,260	$378	$381
Interest cost	6,727	6,569	582	655
Expected return on plan assets	(9,675)	(8,159)	—	—
Amortization of prior service cost	—	—	(281)	(218)
Recognized net actuarial loss	3,778	1,515	166	124

Total benefit cost	$3,786	$2,185	$845	$942

     The following table sets forth the components of the net periodic benefit cost for the six months ending June 30:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$5,912	$4,520	$756	$933
Interest cost	13,595	13,137	1,164	1,309
Expected return on plan assets	(18,508)	(16,318)	—	—
Amortization of prior service cost	—	—	(562)	(218)
Recognized net actuarial loss	7,324	3,030	332	241

Total benefit cost	$8,323	$4,369	$1,690	$2,265

     The following table sets forth the components of the net periodic benefit cost for our funded plans at June 30:

	Funded Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$2,475	$1,761	$4,950	$3,521
Interest cost	5,570	5,530	11,242	11,061
Expected return on plan assets	(9,675)	(8,159)	(18,508)	(16,318)
Recognized net actuarial loss	3,005	1,274	5,923	2,549

Net periodic benefit cost	$1,375	$406	$3,607	$813

Contributions
     The Company expects to contribute $4.2 million to its defined benefit pension plans and $3.4 million to its other postretirement benefit plans in 2005. These contributions are estimated needs for the unfunded plans and may vary depending on retirements during 2005. Of these amounts, the Company has contributed to its defined benefit pension and other postretirement benefit plans $1.9 million and $1.7 million, respectively, as of June 30, 2005. No contributions to the pension trust for funded plans are expected to be made during 2005.

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
     The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each reporting segment. The net interest income of each segment includes the results of the respective bank’s transfer pricing process, which assesses an internal funds charge on all segment assets and provides a funds credit on all segment liabilities. The internal charges and credits assigned to each asset and liability are intended to match the maturity, repayment and interest rate characteristics of that asset or liability. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed. Changes in management structure and/or the allocation process may result in changes in allocations and transfers. In that case, results for prior periods would be (and have been) reclassified for comparability. Results for 2004 have been reclassified to reflect changes in the organizational hierarchy, including the Private Banking reorganization at First Hawaiian Bank, and tax provision allocation methodology applied in 2005.
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
     More complex and customized commercial banking services are offered through the segment’s Business Banking Centers which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the respective market areas. Business Banking Centers support commercial lending activities for middle market business customers in locations throughout California, as well as Portland, Oregon, Reno and Las Vegas, Nevada, Albuquerque and Las Cruces, New Mexico, and Salt Lake City, Utah.
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
     BancWest Investment Services Inc., (BWIS), another subsidiary, offers individuals a wide array of mutual funds, annuities, IRA accounts, other tax-advantaged accounts and education savings plans. BWIS operates its own broker/dealer and employs licensed investment specialists to meet with clients in branches or at their clients’ place of business. Currently, Community First Investment Services continues to serve states in the former Community First Bank footprint. Conversion of these relationships to BWIS is scheduled for the fourth quarter of 2005.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     In addition, the Wealth Management Division provides trust and asset management services to a broad spectrum of clientele throughout the Company’s footprint.
     Consumer Finance
     The Consumer Finance Segment targets the origination of auto loans and leases in the western and mid-western United States, and recreational vehicle and marine loans nationwide, with emphasis on originating credits at the high end of the credit spectrum. These loans and leases are originated through a network of auto dealers and recreational vehicle and marine dealers serviced by sales representatives located throughout the country. This segment also includes BOW’s wholly owned subsidiary, Essex Credit Corporation, which focuses on the origination of marine and recreational vehicle loans directly with customers. Essex has office locations throughout the United States.
First Hawaiian Bank
     FHB manages its operations through the following business segments: Retail Banking, Consumer Finance, Commercial Banking and Financial Management.
     Retail Banking
     FHB’s Retail Banking Segment operates through 56 banking offices located throughout Hawaii. FHB also operates three branches in Guam and two branches in Saipan.
     The focus of FHB’s retail/community banking strategy is primarily Hawaii. Through its significant market share in Hawaii, FHB already has product or service relationships with a majority of the households in the State. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.
     In pursuing the community banking markets in Hawaii, Guam and Saipan, FHB seeks to serve a broad customer base by furnishing a full range of retail and commercial banking products. Through its branch network, FHB generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. To complement its branch network and serve these customers, FHB operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system. Through commercial banking operations conducted from its branch network, FHB offers a wide range of banking products intended to serve the needs of smaller, community-based businesses. FHB also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage. The First Investment Center of FHB makes available annuities, mutual funds and other securities through BWIS.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     Financial Management
     The Financial Management Segment consists of the FHB Trust Division and a wholly owned FHB subsidiary, Bishop Street Capital Management (BSCM). Financial Management offers asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At June 30, 2005, Financial Management actively managed $3.6 billion in assets. Total assets actively managed and/or held in custody were valued at $9.2 billion.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial		Other	Reconciling	Consolidated
(Dollars in millions)	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals
Three Months Ended June 30, 2005:
Net interest income	$182.7	$88.6	$55.9	$16.5	$71.5	$19.8	$8.3	$—	$(6.1)	$(42.3)	$—	$394.9
Noninterest income	64.3	21.9	7.5	4.4	14.7	7.8	0.8	7.1	5.2	(0.5)	—	133.2
Noninterest expense	159.9	37.1	22.8	3.4	44.1	10.9	1.5	5.7	(3.6)	1.8	—	283.6
Provision for loan and lease losses	3.7	(9.8)	6.7	(0.6)	1.0	3.1	0.2	—	—	(1.1)	—	3.2
Tax provision (benefit)	23.3	31.4	14.4	15.8	15.8	5.2	2.5	0.5	0.8	(17.5)	—	92.2

Net income (loss)	$60.1	$51.8	$19.5	$2.3	$25.3	$8.4	$4.9	$0.9	$1.9	$(26.0)	$—	$149.1

Assets at June 30	13,311	11,079	9,460	8,054	4,178	1,673	1,300	17	3,820	9,272	(9,648)	52,516
Goodwill at June 30	2,299	709	308	—	650	216	118	11	—	5	—	4,316
Average assets	14,193	10,294	9,104	7,766	4,139	1,590	1,264	17	3,821	9,222	(9,594)	51,816
Average loans and leases	10,118	9,126	8,740	—	3,137	1,406	1,064	—	27	11	(35)	33,594
Average deposits	19,937	4,785	14	2,219	7,802	10	49	33	224	—	(73)	35,000

Three Months Ended June 30, 2004:
Net interest income	$121.8	$79.4	$51.2	$22.1	$58.6	$20.0	$8.9	$—	$(6.6)	$(33.1)	$—	$322.3
Noninterest income	44.6	16.7	6.5	2.0	15.0	7.0	7.9	6.6	3.7	—	—	110.0
Noninterest expense	107.1	34.0	21.4	6.0	45.0	10.0	5.0	6.0	(6.2)	3.9	—	232.2
Provision for loan and lease losses	1.7	—	6.9	—	1.1	2.2	0.2	—	(0.2)	—	—	11.9
Tax provision (benefit)	22.5	24.6	11.4	7.4	10.2	5.9	4.3	0.2	2.1	(15.2)	—	73.4

Net income (loss)	$35.1	$37.5	$18.0	$10.7	$17.3	$8.9	$7.3	$0.4	$1.4	$(21.8)	$—	$114.8

Assets at June 30	8,013	9,120	8,536	5,144	3,760	1,575	1,244	25	3,412	7,153	(7,718)	40,264
Goodwill at June 30	1,214	708	308	—	650	216	118	11	—	5	—	3,230
Average assets	7,978	8,959	8,445	4,755	3,682	1,556	1,237	23	3,287	7,166	(7,745)	39,343
Average loans and leases	5,943	7,603	8,019	9	2,693	1,368	1,064	9	33	40	(34)	26,747
Average deposits	14,639	3,480	11	1,822	7,009	8	21	26	192	—	(91)	27,117

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Financial		Other	Reconciling	Consolidated
(Dollars in millions)	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals
Six Months Ended June 30, 2005:
Net interest income	$359.2	$170.5	$112.0	$45.9	$139.9	$38.8	$15.8	$—	$(11.9)	$(80.9)	$—	$789.3
Noninterest income	122.6	40.2	15.0	7.7	29.2	15.7	2.2	14.6	9.9	(1.0)	—	256.1
Noninterest expense	321.8	72.4	44.9	14.8	87.0	21.8	2.9	12.0	(5.8)	3.9	—	575.7
Provision for loan and lease losses	5.3	(10.0)	13.2	(0.5)	0.8	5.2	0.4	—	0.9	(1.0)	—	14.3
Tax provision (benefit)	49.9	55.5	27.6	22.3	31.6	10.7	4.9	1.0	0.9	(34.8)	—	169.6

Net income (loss)	$104.8	$92.8	$41.3	$17.0	$49.7	$16.8	$9.8	$1.6	$2.0	$(50.0)	$—	$285.8

Average assets	13,515	10,413	9,249	7,634	4,096	1,580	1,244	18	3,795	9,141	(9,602)	51,083
Average loans and leases	9,938	8,943	8,739	—	3,095	1,398	1,045	—	28	21	(34)	33,173
Average deposits	19,975	4,325	14	2,247	7,706	10	48	34	219	—	(74)	34,504

Six Months Ended June 30, 2004:
Net interest income	$245.2	$156.9	$104.2	$42.8	$115.2	$38.9	$19.0	$(0.2)	$(12.7)	$(66.0)	$—	$643.3
Noninterest income	88.2	34.6	9.2	3.4	30.0	15.3	9.4	13.8	7.9	(0.3)	—	211.5
Noninterest expense	214.9	66.5	38.4	9.5	87.4	19.8	6.7	12.1	(11.5)	7.3	—	451.1
Provision for loan and lease losses	2.2	0.4	21.8	—	2.4	4.1	0.3	—	(0.5)	0.1	—	30.8
Tax provision (benefit)	45.8	49.1	20.9	14.5	21.4	12.1	7.3	0.6	3.6	(30.2)	—	145.1

Net income (loss)	$70.5	$75.5	$32.3	$22.2	$34.0	$18.2	$14.1	$0.9	$3.6	$(43.5)	$—	$227.8

Average assets	7,897	8,802	8,274	4,693	3,627	1,514	1,257	23	3,276	7,091	(7,614)	38,840
Average loans and leases	5,869	7,465	7,889	5	2,638	1,325	1,101	9	35	44	(36)	26,344
Average deposits	14,514	3,430	9	1,723	6,924	8	20	28	195	—	(76)	26,775

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	The net interest income and noninterest income items in the Other column are related to Treasury activities and unallocated other income for all periods presented. The noninterest expense items in the Other column are related to Treasury activities and unallocated administrative items for all periods presented. The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented. The material average deposit items in the Other column relate to unallocated Treasury balances for the periods presented.

(2)	The net interest income and noninterest income items in the Other column are related to Treasury activities and unallocated other income and transfer pricing charges for all periods presented. The noninterest expense items in the Other column are unallocated administrative items for June 30, 2005. The noninterest expense items in the Other column are primarily from Treasury activities and unallocated administrative items for June 30, 2004. The material average asset items in the Other column are related to unallocated Treasury securities for the periods presented. The material average deposit items in the Other column are related to unallocated Treasury balances for the periods presented.

(3)	The Other BancWest column consists primarily of BancWest Corporation (Parent Company) and FHL Lease Holding Company, Inc.

(4)	The reconciling items are intercompany eliminations.

BancWest Corporation and Subsidiaries
EXHIBITS
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On April 19, 2005, BNP Paribas executed consent resolutions electing directors of the registrant for a one-year term or until the election of their successors. The consent resolutions also elected PricewaterhouseCoopers to serve as the registrant’s auditor. The individuals elected as directors were:

Frank J. Bonetto	Michel Larrouilh
François Dambrine	A. Ewan Macdonald
Gérard Denot	Pierre Mariani
W. Allen Doane	Don J. McGrath
Walter A. Dods, Jr.	Rodney R. Peck
Robert A. Fuhrman	Edouard A. Sautter
Paul Mullin Ganley	Eric K. Shinseki
John A. Hoag	John K. Tsui
Donald G. Horner	Jacques Henri Wahl
Bert T. Kobayashi, Jr.
Item 6. Exhibits
     The Exhibits listed below are filed or incorporated by reference as part of this Report.
     (a) Exhibits

2.1
Agreement and Plan of Merger dated as of June 13, 2005 among Bank of the West, Bear Merger Co., Inc., and Commercial Federal Corporation, incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K dated June 13, 2005.

10.1
Stock Purchase Agreement dated April 28, 2005 between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock, incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K dated April 28, 2005.

10.2
Amended and Restated Stockholders’ Agreement dated April 28, 2005 between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock, incorporated by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K dated April 28, 2005.

12	Statement regarding computation of ratios

31	Section 302 Certifications

32	Section 1350 Certifications

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION
Date: August 12, 2005	By	/s/ Douglas C. Grigsby
Douglas C. Grigsby
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)