Form 10-Q
period 2005-09-30
BANCWEST CORP/HI
filed 2005-11-14
CIK 36377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2005, the number of outstanding shares of each of the issuer’s classes of common stock (all of which were beneficially owned by BNP Paribas) was:

Class	Outstanding
Class A Common Stock, $0.01 Par Value	106,859,123 Shares

BANCWEST CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2005
Exhibit 12            Statement Regarding Computation of Ratios
Exhibit 31            Section 302 Certifications
Exhibit 32            Section 1350 Certifications
     The information included in the interim financial statements contained in this Report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods covered in this Report. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Report. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Earnings:
(Dollars in thousands)
Interest income	$631,654		$441,769		$1,783,038		$1,278,788
Interest expense	227,991		111,127		590,034		304,860

Net interest income	403,663		330,642		1,193,004		973,928
Provision for loan and lease losses	10,680		10,600		25,004		41,365
Noninterest income	136,841		104,821		392,846		315,368
Noninterest expense	290,702		234,496		866,379		684,689

Income before income taxes	239,122		190,367		694,467		563,242
Provision for income taxes	90,550		73,141		260,142		218,207

Net income	$148,572		$117,226		$434,325		$345,035

Balance Sheet Data Averages:
(Dollars in millions)
Average total assets	$52,958		$40,581		$51,715		$39,425
Average securities available for sale at cost	9,116		6,110		8,786		5,984
Average loans and leases (1)	34,427		27,433		33,596		26,710
Average deposits	35,514		28,271		34,845		27,277
Average long-term debt	6,509		5,069		6,477		4,660
Average stockholder’s equity	6,053		4,512		5,921		4,419
Balance Sheet Data At Period End:
(Dollars in millions)
Total Assets	54,637		41,405		54,637		41,405
Securities available for sale	9,102		6,168		9,102		6,168
Loans and leases (1)	35,200		27,887		35,200		27,887
Deposits	35,572		28,400		35,572		28,400
Long-term debt	6,555		5,512		6,555		5,512
Stockholder’s equity	6,116		4,583		6,116		4,583
Selected Financial Ratios For The Period Ended:
Return on average total assets (ROA) (2)	1.11%		1.15%		1.12%		1.17%
Return on average stockholder’s equity (ROE) (2)	9.74		10.34		9.81		10.43
Net interest margin (taxable-equivalent basis) (2)	3.61		3.83		3.69		3.89
Net loans and leases charged off to average loans and leases (2)	0.16		0.30		0.17		0.24
Efficiency ratio (3)	53.78		53.85		54.63		53.11
Average stockholder’s equity to average total assets	11.43		11.12		11.45		11.21
At Period End:
Allowance for loan and lease losses to total loans and leases	1.20		1.39		1.20		1.39
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.41		0.44		0.41		0.44
Allowance for loan and lease losses to nonaccruing loans and leases	3.28	x	3.69	x	3.28	x	3.69	x
Regulatory Capital Ratios:
Leverage Ratio (4):
Bank of the West	9.31%		9.55%		9.31%		9.55%
First Hawaiian Bank	10.81		10.36		10.81		10.36
Tier 1 capital (risk-based):
Bank of the West	10.80		10.88		10.80		10.88
First Hawaiian Bank	14.22		13.75		14.22		13.75
Total capital (risk-based):
Bank of the West	12.33		12.91		12.33		12.91
First Hawaiian Bank	16.35		16.04		16.35		16.04

(1)	Includes loans held for sale.
(2)	Annualized.
(3)	The efficiency ratio is noninterest expense as a percentage of net interest income plus noninterest income.
(4)	The capital leverage ratios are based on quarterly averages.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements (such as those concerning our plans, expectations, estimates, strategies, projections and goals) involve risks and uncertainties that could cause actual results to differ materially from those discussed in this report. Readers should carefully consider those risks and uncertainties in reading this report. Factors that could cause or contribute to such differences include, but are not limited to:
(1)	global, national and local economic and market conditions, specifically with respect to changes in the United States economy and geopolitical uncertainty;

(2)	the level and volatility of interest rates and currency values;

(3)	government fiscal and monetary policies;

(4)	credit risks inherent in the lending process;

(5)	loan and deposit demand in the geographic regions where we conduct business;

(6)	the impact of intense competition in the rapidly evolving banking and financial services business;

(7)	extensive federal and state regulation of our businesses, including the effects of current and pending legislation and regulations;

(8)	whether expected revenue enhancements and cost savings are realized within expected time frames;

(9)	matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance;

(10)	our reliance on third parties to provide certain critical services, including data processing;

(11)	the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) or other standard setting bodies;

(12)	technological changes;

(13)	other risks and uncertainties discussed in this document or detailed from time to time in other SEC filings that we make; and

(14)	management’s ability to manage risks that result from these and other factors.
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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $54.6 billion at September 30, 2005. It is a wholly owned subsidiary of BNP Paribas. The Company is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. As of September 30, 2005, its principal subsidiaries were Bank of the West (BOW) (465 full service retail branches and 13 limited service retail offices in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming) and First Hawaiian Bank (FHB) (61 branches in Hawaii, Guam and Saipan). In this report, BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”
Acquisitions
     Commercial Federal Corporation Acquisition
     On June 13, 2005, BancWest announced that its Bank of the West subsidiary had entered into a definitive agreement to acquire Commercial Federal Corporation (CFC), the parent company of Commercial Federal Bank. The boards of directors of BNP Paribas, BancWest, Bank of the West and Commercial Federal Corporation and federal and state banking regulators have approved the transaction. On November 1, 2005, the stockholders of CFC voted to approve the merger. The merger is expected to close in the fourth quarter of 2005, at which time CFC and its branches will be integrated into Bank of the West’s branch network system.
     The acquisition of CFC will add three new states (Kansas, Missouri and Oklahoma) to Bank of the West’s footprint, as well as to our market share in Arizona, Colorado, Iowa and Nebraska. CFC operates 198 branches in those seven states. As of September 30, 2005, CFC had total assets of $10.2 billion, total deposits of $6.1 billion and loans and leases of $7.9 billion. Following the acquisition, results of operations of CFC will be included in our consolidated financial statements. The purchase price of approximately $1.36 billion will be paid in cash and the acquisition will be accounted for as a purchase.
     In connection with the acquisition, management is in the process of formulating and assessing restructuring plans. These restructuring plans will target areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services, including sales and marketing to focus the Company’s resources on activities that will promote growth. We will be consolidating excess facilities and evaluating those areas where we will be able to take advantage of existing facilities. As management is still in the process of developing the plans, estimates of associated exit costs and other restructuring costs yet to be incurred have not been determined at this time.
Strategic Initiatives
     The Company has continued to implement a series of initiatives that are designed to improve customer service and expand our geographic footprint through acquisitions and branch expansion. The focus of the Company is to promote long-lasting customer service relationships through advanced technology. The Company strives for a “high touch” personalized marketing position, promoting brand recognition through marketing and community outreach programs. The Company has implemented an initiative that gives regional management more decision making ability in the areas of lending and product pricing that will allow them to be more responsive to the local needs of our customers in our diverse markets. The Company is expanding its line of financial services to its customers through internal initiatives as well as acquisitions. This includes insurance services, where the Company continues to explore acquisitions of independent insurance agencies within the Company’s geographic footprint. Bank of the West currently operates 57 insurance agencies in eight states and is planning to expand the insurance operations through acquisitions.
     Bank of the West’s Commercial Banking Group is expanding geographically and has increased its product offerings for the Commercial Banking Division, the Agribusiness Banking Division and the Real Estate Industries Division. The Commercial Banking Group will have two new offices in Denver, Colorado and Minneapolis, Minnesota and is considering other states to take advantage of the expanded footprint resulting from our 2004 acquisition of Community First Bankshares, Inc. (Community First).
     Bank of the West’s Consumer Finance Group will continue its expansion plans for auto loan products throughout the Midwest, including those states within BOW’s expanded footprint resulting from our acquisition of Community First Bank. Additional expansion of auto loan products in adjacent markets is also being considered.

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
     First Hawaiian Bank is growing its commercial card business, offering sophisticated credit card products to serve the needs of our business customers at both First Hawaiian Bank and Bank of the West. Investments are being made in this business line to enhance customer service and improve staff efficiencies. New initiatives undertaken in 2005 include a co-branded debit card in Guam, a Web Cash Manager product for our business customers, expanded use of new computerized cross-selling tools and new real estate loan products to meet the needs of our customers.
     First Hawaiian Bank has also made a series of organizational changes to place increased emphasis on wealth management services such as private banking, financial and estate planning, trust and investments, which are considered key sources of growth for the Bank’s future. The organizational changes include renaming the Bank’s Financial Management Segment to the Wealth Management Segment, in order to communicate the segment’s focus on management of wealth assets such as personal trusts, investment portfolios and real estate. The Wealth Management Segment also incorporates the Bank’s wholly owned subsidiary, Bishop Street Capital Management Corporation, and acts as trustee and custodian of retirement and other employee benefit plans.
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
FINANCIAL OVERVIEW
     Income Statement Analysis
     Third quarter 2005 compared with third quarter 2004
     The Company reported net income of $148.6 million, compared with $117.2 million, an increase of 26.7%. The increases in the income statement categories and earning assets were due, in large part to the acquisitions of Community First and USDB Bancorp (USDB) in November 2004. Net interest income was $403.7 million, compared with $330.6 million, an increase of 22.1%. A significant portion of the increase was due to growth in average earning assets, offset by a lower net interest margin for the quarter. Average loans and leases increased by $7.0 billion and average securities available for sale increased by $3.0 billion. The net interest margin decreased 22 basis points (1% equals 100 basis points) as a result of the effects of a flattening yield curve in which short-term rates have risen more quickly than long-term rates. Noninterest income was $136.8 million compared with $104.8 million, an increase of 30.5%, mostly due to increases in service charges on deposit accounts and other service charges and fees. Noninterest expense was $290.7 million compared with $234.5 million, an increase of 24.0%, predominately due to increases in personnel expenses, outside services, occupancy, intangible amortization and equipment.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Nine-month period 2005 compared with nine-month period 2004
     The Company reported net income of $434.3 million, compared with $345.0 million, an increase of 25.9%. The increases in income statement categories and earning assets were due, in large part to the acquisitions of Community First and USDB in November 2004. Net interest income was $1,193.0 million, compared with $973.9 million, an increase of 22.5%. A significant portion of the increase was due to growth in average earning assets, offset by a lower net interest margin for the period. Average loans and leases increased by $6.9 billion, up 25.8% and average securities available for sale increased by $2.8 billion. The net interest margin decreased 20 basis points (1% equals 100 basis points) as a result of the effects of a flattening yield curve in which short-term rates have risen more quickly than long-term rates. Noninterest income was $392.8 million compared with $315.4 million, an increase of 24.6%, predominately due to increases in service charges on deposit accounts, other service charges and fees, trust and investment services income and vehicle and equipment operating lease income. Noninterest expense was $866.4 million compared with $684.7 million, an increase of 26.5%, predominately due to increases in personnel expenses, occupancy, outside services, intangible amortization and equipment.
     Balance Sheet Analysis
     The Company had total assets of $54.6 billion at September 30, 2005, an increase of 9.2% from December 31, 2004 and 32.0% from September 30, 2004. Securities available for sale totaled $9.1 billion, an increase of 14.4% from December 31, 2004 and 47.6% from September 30, 2004. The increase over September 30, 2004 was due to the acquisitions of Community First and USDB and purchases of securities, while the increase over December 31, 2004 was due to purchases of securities. Loans and leases totaled $35.1 billion, up 7.5% from December 31, 2004 and 26.2% from a year ago. The increase over September 30, 2004 was predominately due to the acquisitions, purchases of residential loans and internal growth. The increase over December 31, 2004 was due to internal growth and the purchase of loans. Deposits were $35.6 billion, up 5.8% from December 31, 2004 and 25.3% from a year ago. The increase over September 30, 2004 was primarily due to growth in the customer base from the acquisitions and increases in time deposits, with a majority of the growth from shorter-term negotiable certificates of deposit (CDs). The increase from December 31, 2004 was primarily due to an increase in demand deposits (up $738 million) and the increase in time deposits.
     The Company’s nonperforming assets were 0.41% of loans, leases and foreclosed properties at September 30, 2005, 0.45% at December 31, 2004 and 0.44% at September 30, 2004. The allowance for loan and lease losses totaled $419.9 million, a decrease of 3.8% from December 31, 2004 and an increase of 8.7% from September 30, 2004. The provision for loan and lease losses for the three and nine months ending September 30, 2005 was $10.7 million and $25.0 million, respectively, compared with $10.6 million and $41.4 million for the same periods of 2004. The reduction for the period ended September 30, 2005 was due to improvement in the credit quality of the loan and lease portfolio.
RESULTS OF OPERATIONS
     Net Interest Income
     Third quarter 2005 compared with third quarter 2004
     Net interest income increased to $403.7 million from $330.6 million, or 22.1%.
     The increase in net interest income was primarily the result of a $10.1 billion, or 29.4% increase in average earning assets. The increase in our average earning assets was the result of increases in loans and leases and securities available for sale as a result of our acquisitions of Community First and USDB in the fourth quarter of 2004, purchases of loans and securities and internal growth. The increase was also partially due to the reduction of reserves for lease residual losses of $5.9 million. The reduction of the reserve was based on the Company’s current experience of forecasted residual value losses and residual value insurance recoveries, based on the reduced occurrence and severity of losses and improved insurance recoveries.
     Nine-month period 2005 compared with nine-month period 2004
     Net interest income increased to $1,193.0 million as compared with $973.9 million, or 22.5%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The increase in net interest income was primarily the result of a $10.0 billion, or 29.8%, increase in average earning assets. The increase in our average earning assets was the result of increases in loans and leases and securities available for sale as a result of our acquisitions of Community First and USDB in the fourth quarter of 2004, purchases of loans and securities and internal growth.
     Net Interest Margin
     Third quarter 2005 compared with third quarter 2004
     The net interest margin decreased by 22 basis points due primarily to short-term interest rates increasing faster than long-term interest rates. Our yield on earning assets increased by 53 basis points to 5.64% from 5.11%, while our rates paid on sources of funds increased by 92 basis points to 2.56% from 1.64%. The impact of our noninterest-bearing sources increased the margin by 17 basis points to 0.53% from 0.36%.
     Nine-month period 2005 compared with nine-month period 2004
     The net interest margin decreased by 20 basis points due primarily to short-term interest rates increasing faster than long-term interest rates. Our yield on earning assets increased by 39 basis points to 5.50% from 5.11%, while our rates paid on sources of funds increased by 73 basis points to 2.29% from 1.56%. The impact of our noninterest-bearing sources increased the margin by 14 basis points to 0.48% from 0.34%.
     Average Earning Assets
     Third quarter 2005 compared with third quarter 2004
     The increase in average earning assets was predominately due to increases in the average loan and lease portfolio and higher average securities available for sale. The $7.0 billion, or 25.5%, increase in average total loans and leases was predominately due to increases in consumer lending, commercial and commercial real estate lending, purchased residential mortgages and loans and leases obtained as a result or our acquisitions of Community First and USDB. Consumer, commercial and commercial real estate loans grew due to the strength in the consumer and business banking markets, relatively low interest rates and the two acquisitions. Average total securities available for sale were $9.1 billion, up $3.0 billion, or 49.2%, primarily due to the two acquisitions and purchases of securities.
     Nine-month period 2005 compared with nine-month period 2004
     The increase in average earning assets was predominately due to increases in the average loan and lease portfolio and higher average securities available for sale. The $6.9 billion, or 25.8%, increase in average total loans and leases was predominately due to increases in consumer lending, commercial and commercial real estate lending, purchased residential mortgages and loans and leases acquired from Community First and USDB. Consumer, commercial and commercial real estate loans grew due to the strength in most of the Company’s markets, relatively low interest rates and the two acquisitions. Average total securities available for sale were $8.8 billion, up $2.8 billion, or 46.8%, primarily due to the two acquisitions and purchases of securities.
     Average Loans and Leases
     Third quarter 2005 compared with third quarter 2004
     The increase in loans and leases was predominately due to loans and leases acquired from Community First and USDB, loans purchased and internal growth. Average consumer loans increased $1.3 billion, or 15.5%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Average residential real estate loans increased by $2.2 billion, or 41.5%, average commercial real estate loans increased by $1.5 billion, or 34.7%, and average commercial loans increased $1.6 billion, or 29.4%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Nine-month period 2005 compared with nine-month period 2004
     The increase in loans and leases was predominately due to loans and leases acquired from Community First and USDB, loans purchased and internal growth. Average consumer loans increased $1.5 billion, or 18.3%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Average residential real estate loans increased by $1.9 billion, or 37.3%, average commercial real estate increased by $1.6 billion, or 37.8%, and commercial loans increased $1.6 billion, or 30.5%.
     Average Interest-Bearing Deposits and Liabilities
     Third quarter 2005 compared with third quarter 2004
     The $8.4 billion, or 31.0%, increase in average interest-bearing deposits and liabilities was primarily due to interest-bearing deposits and liabilities acquired as a result of our acquisitions of Community First and USDB, growth in our customer deposit base and increases in average long-term debt and short-term borrowings. Average deposits increased significantly within regular savings, time deposits and foreign deposit portfolios. Borrowings from the Federal Home Loan Bank system and repurchase agreements, including a $590 million repurchase agreement with BNP Paribas related to our two acquisitions, increased average long-term debt. The increase in short-term borrowings was largely due to increases in short-term advances from the Federal Home Loan Bank and a short-term borrowing from BNP Paribas, which was issued to finance the acquisitions of Community First and USDB and refinanced in April 2005 with the proceeds from the above mentioned $590 million repurchase agreement.
     Nine-month period 2005 compared with nine-month period 2004
     The $8.4 billion, or 32.3%, increase in average interest-bearing deposits and liabilities was primarily due to interest-bearing deposits and liabilities acquired from Community First and USDB, organic growth in our customer deposit base and increases in average long-term debt and short-term borrowings. Average deposits increased significantly in the categories of regular savings, time deposits and foreign deposit portfolios. The increase in long-term debt was predominately due to increases in borrowings from the Federal Home Loan Bank system and a $590 million repurchase agreement with BNP Paribas related to the two acquisitions, while the increases in short-term borrowings was primarily due to increases in short-term advances from the Federal Home Loan Bank and a short-term borrowing with BNP Paribas, which was issued to finance the acquisitions of Community First and USDB and refinanced in April 2005 with the proceeds from the above mentioned $590 million repurchase agreement.
        .

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)
     The following table presents consolidated average balances, an analysis of interest income/expense and yield/rate for each major category of earning assets and interest-bearing deposits and liabilities for the periods indicated. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for September 30, 2005 and 2004) to make them comparable with taxable items before any income taxes are applied.

	Three Months Ended September 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
(Dollars in thousands)

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$2,252	$19	3.35%	$5,309	$10	0.75%
Foreign	355,113	3,120	3.49	292,917	1,104	1.50

Total interest-bearing deposits in other banks	357,365	3,139	3.48	298,226	1,114	1.49
Federal funds sold and securities purchased under agreements to resell	365,298	3,278	3.56	397,466	1,535	1.54
Trading assets	2,896	19	2.60	3,757	62	6.57
Securities available for sale (2):
Taxable	9,048,015	84,196	3.69	6,102,353	52,755	3.44
Exempt from Federal income taxes	68,468	972	5.63	7,492	134	7.12

Total securities available for sale	9,116,483	85,168	3.71	6,109,845	52,889	3.44
Loans and leases (3)(4):
Domestic	34,043,952	530,897	6.19	27,062,012	378,046	5.56
Foreign	383,229	8,159	8.45	370,713	6,198	6.65

Total loans and leases	34,427,181	539,056	6.21	27,432,725	384,244	5.57
Other interest earning assets	247,269	2,346	3.76	170,493	2,142	5.00

Total earning assets	44,516,492	633,006	5.64%	34,412,512	441,986	5.11%

Noninterest-bearing assets:
Cash and due from banks	1,835,956			1,408,039
Premises and equipment	684,330			524,795
Other intangibles	246,604			172,842
Goodwill	4,315,481			3,229,771
Other assets	1,358,878			833,275

Total noninterest-bearing assets	8,441,249			6,168,722

Total assets	$52,957,741			$40,581,234

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$288,739	$219	0.30%	$313,754	$62	0.08%
Savings	12,605,446	31,503	0.99	11,236,547	16,560	0.59
Time	10,614,366	77,689	2.90	7,283,932	30,755	1.68
Foreign	1,534,403	10,954	2.83	1,270,598	3,812	1.19

Total interest-bearing deposits	25,042,954	120,365	1.91	20,104,831	51,189	1.01
Short-term borrowings	3,823,456	32,000	3.32	1,824,580	6,331	1.38
Long-term debt	6,509,137	75,626	4.61	5,069,266	53,607	4.21

Total interest-bearing deposits and liabilities	35,375,547	227,991	2.56	26,998,677	111,127	1.64

Interest rate spread			3.08%			3.47%
Noninterest-bearing deposits	10,471,206			8,166,003
Other liabilities	1,057,987			904,437

Total liabilities	46,904,740			36,069,117
Stockholder’s equity	6,053,001			4,512,117

Total liabilities and stockholder’s equity	$52,957,741			$40,581,234

Impact of noninterest-bearing sources			0.53%			0.36%

Net interest income and margin on total earning assets		405,015	3.61%		330,859	3.83%

Tax equivalent adjustment		1,352			217

Net interest income		$403,663			$330,642

(1)	Annualized.
(2)	Average debt securities available for sale were computed based on amortized costs, excluding the effects of SFAS No. 115 adjustments.
(3)	Nonaccrual loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.
(4)	Interest income for loans and leases included loan fees of $8.2 million and $11.1 million for the three months ended September 30, 2005 and 2004, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
(Dollars in thousands)

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$4,413	$55	1.67%	$6,156	$33	0.72%
Foreign	345,661	7,955	3.08	274,851	2,567	1.25

Total interest-bearing deposits in other banks	350,074	8,010	3.06	281,007	2,600	1.24
Federal funds sold and securities purchased under agreements to resell	434,387	9,531	2.93	284,970	2,714	1.27
Trading assets	4,274	50	1.56	8,816	48	0.73
Securities available for sale (2):
Taxable	8,726,417	239,932	3.68	5,976,179	154,063	3.44
Exempt from Federal income taxes	59,289	2,425	5.47	7,473	403	7.20

Total securities available for sale	8,785,706	242,357	3.69	5,983,652	154,466	3.45
Loans and leases (3)(4):
Domestic	33,215,433	1,499,640	6.04	26,352,117	1,096,603	5.56
Foreign	380,393	20,811	7.31	357,646	17,774	6.64

Total loans and leases	33,595,826	1,520,451	6.05	26,709,763	1,114,377	5.57
Other interest earning assets	232,854	6,564	3.77	161,660	5,278	4.36

Total earning assets	43,403,121	1,786,963	5.50%	33,429,868	1,279,483	5.11%

Noninterest-bearing assets:
Cash and due from banks	1,789,419			1,408,098
Premises and equipment	683,650			526,790
Other intangibles	253,386			178,565
Goodwill	4,315,461			3,228,986
Other assets	1,269,511			652,329

Total noninterest-bearing assets	8,311,427			5,994,768

Total assets	$51,714,548			$39,424,636

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$337,045	$1,101	0.44%	$310,187	$200	0.09%
Savings	12,656,431	81,089	0.86	11,031,784	48,025	0.58
Time	10,137,664	195,644	2.58	6,907,810	81,378	1.57
Foreign	1,487,476	26,787	2.41	1,127,979	8,611	1.02

Total interest-bearing deposits	24,618,616	304,621	1.65	19,377,760	138,214	0.95
Short-term borrowings	3,403,002	74,371	2.92	2,046,629	17,310	1.13
Long-term debt	6,477,001	211,042	4.36	4,659,747	149,336	4.28

Total interest-bearing deposits and liabilities	34,498,619	590,034	2.29	26,084,136	304,860	1.56

Interest rate spread			3.21%			3.55%
Noninterest-bearing deposits	10,226,065			7,899,274
Other liabilities	1,069,100			1,022,688

Total liabilities	45,793,784			35,006,098
Stockholder’s equity	5,920,764			4,418,538

Total liabilities and stockholder’s equity	$51,714,548			$39,424,636

Impact of noninterest-bearing sources			0.48%			0.34%

Net interest income and margin on total earning assets		1,196,929	3.69%		974,623	3.89%

Tax equivalent adjustment		3,925			695

Net interest income		$1,193,004			$973,928

(1)	Annualized.
(2)	Average debt securities available for sale were computed based on amortized costs, excluding the effects of SFAS No. 115 adjustments.
(3)	Nonaccrual loans and leases, and loans held for sale have been included in the computations of average loan and lease balances.
(4)	Interest income for loans and leases included loan fees of $23.6 million and $32.6 million for the nine months ended September 30, 2005 and 2004, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Noninterest Income

	Three Months Ended September 30,		Change
	2005	2004	$	%
(Dollars in thousands)

Service charges on deposit accounts	$51,787	$38,948	$12,839	33.0%
Trust and investment services income	11,364	9,654	1,710	17.7
Other service charges and fees	50,784	37,757	13,027	34.5
Net gains on sales of securities available for sale	111	—	111	—
Vehicle and equipment operating lease income	5,375	6,112	(737)	(12.1)
Other	17,420	12,350	5,070	41.1

Total noninterest income	$136,841	$104,821	$32,020	30.5%

	Nine Months Ended September 30,		Change
	2005	2004	$	%
(Dollars in thousands)

Service charges on deposit accounts	$143,440	$120,302	$23,138	19.2%
Trust and investment services income	36,203	30,010	6,193	20.6
Other service charges and fees	145,033	111,802	33,231	29.7
Net gains on sales of securities available for sale	526	1,058	(532)	(50.3)
Vehicle and equipment operating lease income	16,728	11,181	5,547	49.6
Other	50,916	41,015	9,901	24.1

Total noninterest income	$392,846	$315,368	$77,478	24.6%

     Third quarter 2005 compared with third quarter 2004
     The increase in service charges on deposit accounts was predominately due to additional personal checking accounts acquired as a result of our acquisitions of Community First and USDB and growth in the customer base since the acquisitions.
     The increase in other service charges and fees was mostly due to increases in insurance revenue and debit card fees as a result of our acquisitions of Community First and USDB.
     The increase in “Other” was mostly due to higher bank-owned life insurance income.
     Nine-month period 2005 compared with nine-month period 2004
     The increase in service charges on deposit accounts was predominately due to additional personal checking accounts acquired as a result of our acquisitions of Community First and USDB and continued growth in the customer base following these acquisitions.
     The increase in trust and investment services income was predominately due to additional fees from trust accounts acquired as a result of our acquisition of Community First and higher income from new business.
     The increase in other service charges and fees was primarily due to increases in insurance revenue and debit card fees as a result of our acquisitions of Community First and USDB.
     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases.
     The increase in “Other” was due to higher bank-owned life insurance income.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Three Months Ended September 30,		Change
	2005	2004	$	%
(Dollars in thousands)

Personnel:
Salaries and wages	$109,006	$87,575	$21,431	24.5%
Employee benefits	42,224	33,614	8,610	25.6

Total personnel expense	151,230	121,189	30,041	24.8
Occupancy	28,016	22,602	5,414	24.0
Outside services	27,048	20,868	6,180	29.6
Intangible amortization	9,983	5,763	4,220	73.2
Equipment	15,378	11,911	3,467	29.1
Depreciation – vehicle and equipment operating leases	4,678	5,260	(582)	(11.1)
Restructuring and integration costs	3,601	5,761	(2,160)	(37.5)
Stationery and supplies	7,534	6,032	1,502	24.9
Advertising and promotions	7,645	6,535	1,110	17.0
Other	35,589	28,575	7,014	24.5

Total noninterest expense	$290,702	$234,496	$56,206	24.0%

	Nine Months Ended September 30,		Change
	2005	2004	$	%
(Dollars in thousands)

Personnel:
Salaries and wages	$319,483	$254,462	$65,021	25.6%
Employee benefits	132,580	104,460	28,120	26.9

Total personnel expense	452,063	358,922	93,141	26.0
Occupancy	84,781	66,007	18,774	28.4
Outside services	78,127	62,487	15,640	25.0
Intangible amortization	29,945	17,290	12,655	73.2
Equipment	45,052	35,366	9,686	27.4
Depreciation – vehicle and equipment operating leases	14,527	10,164	4,363	42.9
Restructuring and integration costs	8,951	8,515	436	5.1
Stationery and supplies	23,547	18,351	5,196	28.3
Advertising and promotions	22,465	19,314	3,151	16.3
Other	106,921	88,273	18,648	21.1

Total noninterest expense	$866,379	$684,689	$181,690	26.5%

     Third quarter 2005 compared with third quarter 2004
     The increase in salaries and wages and employee benefits expense was predominately due to a higher full-time equivalent employee count as a result of the acquisitions of Community First and USDB in November 2004.
     The increase in occupancy expense was mostly due to the acquisitions of Community First and USDB.
     The increase in outside services was primarily due to increased item processing, property appraisals and environmental studies. These increases were predominately due to the increase in outsourced item processing transactions and loan volume due to the acquisition of Community First.
     The increase in amortization of intangible assets was due to the increase of core deposit and other intangible assets resulting from the Community First and USDB acquisitions.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The increase in equipment expense was primarily due to the acquisitions of Community First and USDB.
     The increase in “Other” was primarily due to software amortization, increased data communication, courier, armored car and security related costs.
     Nine-month period 2005 compared with nine-month period 2004
     The increase in salaries and wages and employee benefits expense was predominately due to a higher full-time equivalent employee count as a result of the acquisitions of Community First and USDB in November 2004.
     The increase in occupancy expense was mostly due to the acquisitions of Community First and USDB.
     The increase in outside services was predominately due to increases in outsourced item processing transactions, debit card customer base and loan volume due to the acquisition of Community First.
     The increase in amortization of intangible assets was due to the increase of core deposit and other intangible assets resulting from the Community First and USDB acquisitions.
     The increase in equipment expense was primarily due to the acquisitions of Community First and USDB.
     The increase in depreciation on vehicle and equipment operating leases was the result of accounting for auto leases originated from February through July 2004 as operating leases rather than direct financing leases.
     The increase in stationery and supplies was predominately due to costs associated with the acquisitions of Community First and USDB.
     The increase in “Other” was primarily due to data communications, travel and entertainment and a reserve for merchant services exposure related to an airline that filed for Chapter 11 reorganization in December 2004.
INCOME TAXES
     Our effective income tax rates (exclusive of the tax equivalent adjustment) for the quarters ended September 30, 2005 and 2004 were 37.9% and 38.4%, respectively, and 37.5% and 38.7% for the first nine months of 2005 and 2004, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2005 was predominantly due to the reversal of $9.9 million in reserves for unitary state tax liabilities, partly offset by an increase of $5.6 million in tax reserves for foreign leveraged leases. The $9.9 million unitary state tax amount was comprised of $6.4 million pertaining to the tax year 2002 and $3.5 million pertaining to the tax year 2003.
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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OPERATING SEGMENTS
     Our reportable segments are the operating segments that we use in our internal reporting at Bank of the West and First Hawaiian Bank. Bank of the West’s segments operate primarily in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. Certain Bank of the West segments conduct business nationwide. Although First Hawaiian Bank’s segments operate primarily in Hawaii, it also has significant operations outside the state, such as leveraged leasing, international banking and branches in Guam and Saipan. It also has significant operations extending to California through its automobile dealer flooring and financing activities.
Bank of the West
     Third quarter 2005 compared with third quarter 2004
     Bank of the West’s net income increased to $131.3 million, up $27.9 million, or 27.0%. Net interest income increased $68.7 million or 24.5%, primarily due to higher balances in earning assets from the acquisitions of Community First and USDB. Noninterest income increased $31.9 million, or 45.7%. Noninterest expense increased $54.8 million, or 31.4%. The provision for credit losses increased by $1.0 million.
     Average assets increased 36.2% to $42.4 billion. Average loans increased by $6.5 billion, or 29.3%, predominately due to the acquisitions and purchases of loans. Average deposits increased $6.5 billion, or 31.1%, predominately due to the acquisitions and an increase in short-term negotiable CDs.
     Nine-month period 2005 compared with nine-month period 2004
     Bank of the West’s net income increased to $387.3 million, up $83.4 million, or 27.4%. Net interest income increased $207.2 million, or 25.0%, primarily due to higher balances in earning assets resulting from the acquisitions of Community First and USDB. Noninterest income increased $82.0 million, or 40.0%. Noninterest expense increased $179.5 million, or 35.6%. The provision for credit losses decreased by $15.4 million.
     Average assets increased 37.1% to $41.3 billion. Average loans increased by $6.4 billion, or 29.8%, predominately due to the acquisitions and purchases of loans. Average deposits increased $6.8 billion, or 33.6%, predominately due to the acquisitions and an increase in short-term negotiable CDs.
     Regional Banking
     Third quarter 2005 compared with third quarter 2004
     The Regional Banking segment’s net income increased $19.8 million, or 60.2%, from $32.9 million to $52.7 million. Net interest income increased $63.2 million, or 50.8%, from last year. The increase is primarily related to the acquisitions of Community First and USDB in the fourth quarter of 2004. Noninterest income increased $25.4 million, or 57.9%. The increase is primarily due to the acquisitions, which includes the added insurance agency business, investment services fees and increased debit card interchange revenue. In addition, there were larger fees from non sufficient funds and overdrafts as a result of policy and pricing changes. Noninterest expense increased $54.7 million, or 48.4%. The increase is primarily due to the acquisitions, which includes expenses associated with the insurance agency business, compensation and direct occupancy costs from the acquired branch network.
     Average loans and leases increased $4.2 billion, or 68.8%. The increase is primarily due to the acquisitions and continued purchases of residential mortgage loans during the quarter.
     Average deposits increased $5.1 billion, or 34.4%. The increase is primarily due to the Community First acquisition in November 2004 and internal growth of the customer base.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Nine-month period 2005 as compared with nine-month period 2004
     The Regional Banking segment’s net income increased $44.5 million, or 43.0%, from $103.4 million to $147.9 million. Net interest income increased $177.2 million, or 48.0%, from last year. The increase is primarily related to the acquisitions of Community First and USDB in the fourth quarter of 2004. Noninterest income increased $59.8 million, or 45.3%. The increase is primarily due to the acquisitions, which includes the added insurance agency business, investment services fees and increased debit card interchange revenue. Noninterest expense increased $161.6 million, or 49.3%. The increase is primarily due to the acquisitions, which includes the insurance agency business, compensation expenses and direct occupancy costs from the acquired branch network.
     Average loans and leases increased $4.1 billion, or 69.1%. The increase is primarily due to the acquisitions and purchases of residential mortgage loans in 2005.
     Average deposits increased $5.3 billion, or 36.5%. The increase is primarily due to the Community First acquisition in November 2004.
     Commercial Banking
     Third quarter 2005 compared with third quarter 2004
     The Commercial Banking segment’s net income increased to $44.3 million, up $5.9 million, or 15.4%, from $38.4 million. Net interest income increased $6.6 million, or 8.1%. The increase in net interest income is primarily related to increases in loans and leases and deposit balances, partially offset by a decrease in net interest margins. Noninterest income increased $3.6 million, or 21.8%. The increase in noninterest income is primarily related to increased trust fees from accounts acquired with the acquisitions in the fourth quarter of 2004, increased loan syndication fees and higher gains on derivative transactions. These increases are primarily offset by decreases in asset management fees, lower gains from terminations of equipment leases and a write down of an other real estate owned asset. Noninterest expense increased $2.1 million, or 6.3%. The increase is primarily due to higher salaries and wages and employee healthcare benefits as a result of the increased full-time equivalent employees from the acquisitions. Provision for loan and lease losses decreased $2.9 million in 2005, primarily related to an improvement in credit quality and an increase in net recoveries.
     Average loans and leases increased 19.6% to $9.4 billion. The increase was primarily due to increases in commercial, Small Business Administration (SBA), construction loans and equipment leases as a result of internal growth and the acquisitions.
     Average deposits increased 25.2% to $4.6 billion. The growth in deposits was largely from an increase in short-term negotiable CDs.
     Nine-month period 2005 as compared with nine-month period 2004
     The Commercial Banking segment’s net income increased to $135.8 million, up $21.9 million, or 19.2%, from $113.9 million. Net interest income increased $20.2 million, or 8.5%. The increase in net interest income is primarily related to increases in loans and leases and deposit balances partially offset by a decrease in net interest margins. Noninterest income increased $9.2 million, or 18.0%. The increase in noninterest income is primarily related to increased trust fees from accounts acquired with the acquisitions in the fourth quarter of 2004, increased loan syndication fees and higher gains on derivative transactions, partially offset by a decrease in asset management fees. Noninterest expense increased $8.0 million, or 8.0%. The increase is primarily due to higher salaries and wages and employee healthcare benefits as a result of the increased full-time equivalent employees from the acquisitions. Provision for loan and lease losses decreased $13.3 million in 2005, primarily related to an improvement in credit quality and an increase in net recoveries.
     Average loans and leases increased 19.7% to $9.1 billion. The increase was primarily due to increases in commercial, SBA, construction loans and equipment leases as a result of internal growth and the acquisitions.
     Average deposits increased 25.8% to $4.4 billion. The growth in deposits was largely from an increase in short-term negotiable CDs.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Consumer Finance
     Third quarter 2005 compared with third quarter 2004
     The Consumer Finance segment’s net income increased $4.4 million, or 18.9%, to $27.7 million compared with $23.3 million for the same period in 2004. Net interest income was $64.0 million, compared with $52.4 million in 2004, an increase of 22.1%. The increase was largely the result of an increase in average earning assets and the reduction of reserves for lease residual losses of $5.9 million. The reduction of the reserve was based on the Company’s current experience and forecasted residual value losses and residual value insurance recoveries, based on the reduced occurrence and severity of losses and improved insurance recoveries. Noninterest income decreased $0.7 million, or 9.3%, to $6.8 million. Noninterest expense decreased $1.4 million to $19.3 million in 2005.
     Average assets were $9.4 billion compared with $8.7 billion an increase of $0.7 billion, or 8.5%. This increase is due to indirect loan production and the addition of assets from the acquisition of Community First in the fourth quarter of 2004.
     Nine-month period 2005 as compared with nine-month period 2004
     The Consumer Finance segment’s net income increased $13.9 million, or 25.0%, to $69.5 million compared with $55.6 million for the same period in 2004. Net interest income was $176.0 million, compared with $156.6 million in 2004, an increase of 12.4%. The increase was primarily due to increased average earning assets and the reduction of reserves for lease residual losses of $5.9 million. Noninterest income increased $5.1 million, or 30.5%, to $21.8 million. The increase is due to recording lease payments as noninterest income for auto leases originated from February through July 2004 as operating leases rather than direct finance leases. This increase was partially offset by lower gains on sales of loans by Essex Credit Corporation, which in February 2004 began retaining certain types of loans for its own portfolio. Noninterest expense increased $5.1 million to $64.2 million in 2005. The increase is primarily due to higher depreciation on vehicle and equipment operating leases as a result of accounting for certain auto leases as operating leases and higher employee healthcare benefits. The provision for loan and lease losses decreased $6.1 million, from $24.5 million to $18.4 million, due to an improvement in credit quality and an increase in recoveries.
     Average assets were $9.3 billion compared with $8.4 billion, an increase of 10.6%. This increase is due to indirect loan production and the addition of assets from the acquisition of Community First in the fourth quarter of 2004.
First Hawaiian Bank
     Third quarter 2005 compared with third quarter 2004
     First Hawaiian Bank’s net income increased to $45.0 million, up $8.9 million, or 24.7%. Net interest income increased $15.8 million, or 19.0%, primarily due to higher balances in earning assets. Noninterest income increased $0.1 million, or 0.3%. Noninterest expense increased $3.3 million, or 5.9%. The provision for credit losses decreased by $0.8 million.
     Average assets increased 10.0% to $11.0 billion primarily as a result of an increase in loans. Average loans increased by $0.5 billion, or 10.0%. Average deposits increased $0.8 billion, or 10.1%, primarily due to an increase in demand, savings and time deposits.
     Nine-month period 2005 compared with nine-month period 2004
     First Hawaiian Bank’s net income increased to $124.9 million, up $18.1 million, or 16.9%. Net interest income increased $38.2 million, or 15.7%, primarily due to higher balances in earning assets. Noninterest income decreased $4.6 million, or 4.1%, primarily due to a $6.9 million gain on the sale of a lease in the second quarter of 2004. Noninterest expense increased $6.7 million, or 3.9%. The provision for credit losses increased by $0.2 million.
     Average assets increased 10.5% to $10.8 billion, largely a result of the increased loans and investment securities. Average loans increased by $0.5 billion, or 9.3%. Average deposits increased $0.8 billion, or 11.2%, primarily due to an increase in demand, savings and time deposits.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Retail Banking
     Third quarter 2005 compared with third quarter 2004
     The Retail Banking Segment’s net income increased to $28.7 million, up $9.0 million, or 45.7%. Net interest income increased $13.3 million, or 20.9%, primarily due to higher balances in earning assets. Noninterest income decreased $0.6 million, or 3.9%, predominately due to a decrease in fees earned on deposit accounts. Noninterest expense increased $0.2 million. The provision for credit losses decreased $0.6 million, or 50.0%.
     Average assets increased 9.9% to $4.2 billion, primarily due to increases in loans of $369 million. The increase in loans was primarily in residential and commercial real estate. Average deposits increased 10.2% to $7.9 billion, primarily due to an increase in savings and time deposits.
     Nine-month period 2005 as compared with nine-month period 2004
     The Retail Banking Segment’s net income increased to $78.5 million, up $24.9 million, or 46.5%. Net interest income increased $37.9 million, or 21.2%, primarily due to higher earning asset balances. Noninterest income decreased $1.3 million, or 2.9%, predominately due to a decrease in fees earned on deposit accounts. The provision for credit losses decreased $2.3 million, or 63.9%. The decrease in the provision for credit losses was a result of improved credit quality, which has led to a decrease in nonperforming assets and lower charge-offs.
     Average assets increased 11.9% to $4.1 billion, primarily due to increases in loans of $428 million. The increase in loans was primarily in residential and commercial real estate due to the improved economy and favorable interest rates. Average deposits increased 10.9%, to $7.8 billion, primarily due to an increase in savings and time deposits.
     Consumer Finance
     Third quarter 2005 compared with third quarter 2004
     Average assets increased 4.7% to $1.6 billion, due to increases in consumer and dealer flooring loans.
     Consumer Finance’s net income decreased to $8.4 million, down $0.9 million, or 9.7%. Net interest income of $19.8 million was comparable to the same period in the prior year with an increase of $0.3 million, or 1.5%. Noninterest income decreased $0.5 million or 6.1%. Noninterest expense increased by $1.8 million, or 18.4%, partially due to a reassessment of the Bank’s credit card award program liability in 2005. The provision for credit losses decreased $0.4 million or 14.8%.
     Nine-month period 2005 as compared with nine-month period 2004
     Average assets increased 4.5% to $1.6 billion, primarily due to increases in consumer and dealer flooring loans.
     Consumer Finance’s net income decreased to $25.2 million, down $2.3 million, or 8.4%. The decrease was primarily due to a modest operating cost increase and an increase in the allocation of the provision for credit losses. Net interest income of $58.6 million was relatively flat compared to $58.4 million in the prior year. Noninterest income decreased $0.1 million, or 0.4%. Noninterest expense increased $3.8 million, or 12.8%, primarily due to a reassessment of the Bank’s credit card award program liability in 2005. The provision for credit losses increased $0.7 million, or 10.1%. Relative to historical net charge-offs, the Consumer Finance Segment increased proportionately more in 2005 while the other reported segments’ charge-offs decreased.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Commercial Banking
     Third quarter 2005 compared with third quarter 2004
     Commercial Banking’s net income increased to $4.9 million, up $0.6 million, or 14.0%. Net interest income increased $1.0 million, or 13.5%. Noninterest income decreased $0.3 million, or 30.0%. Noninterest expense decreased $0.2 million, or 11.8%.
     Average assets increased 7.4% to $1.3 billion, predominately due to an increase in average loans.
     Nine-month period 2005 as compared with nine-month period 2004
     Commercial Banking’s net income decreased to $14.7 million, down $3.6 million, or 19.7%, primarily due to a $6.9 million gain on the sale of a lease in the second quarter of 2004. Net interest income decreased $2.2 million, or 8.3%, partially due to a reduction in loans related to the exit of Syndicated and Media credit exposures. Noninterest income decreased $7.4 million, or 71.8%, due to the $6.9 million gain on the sale of a lease in the second quarter of 2004. Noninterest expense decreased $4.0 million, or 47.6%, primarily due to a $3.3 million pretax reduction in net investments of certain leveraged leases in the second quarter of 2004.
     Average assets of $1.3 billion, were comparable to the same period in the prior year.
     Wealth Management
     Third quarter 2005 compared with third quarter 2004
     The Wealth Management Segment’s net income of $0.4 million decreased $0.3 million from 2004. Noninterest income decreased by $0.2 million, or 2.9%. Noninterest expense increased by $0.5 million, or 9.1%, compared to the same period in the prior year.
     Nine-month period 2005 as compared with nine-month period 2004
     The Wealth Management Segment’s net income of $2.0 million increased $0.3 million from 2004. Noninterest income of $21.2 million increased by $0.6 million, or 2.9%. Noninterest expense increased $0.5 million, or 2.9%, compared to the same period in the prior year.
SECURITIES AVAILABLE FOR SALE
     The $2.9 billion, or 47.6% increase in securities available for sale from September 30, 2004 to September 30, 2005 was due to the acquisitions of Community First and USDB and purchases of securities. The $1.1 billion, or 14.4% increase from December 31, 2004 was due to purchases of securities.
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
LOANS AND LEASES
     We continue our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from the acquisitions of Community First and USDB in the fourth quarter of 2004 and internal growth. See Note 5 (Loans and Leases) to the Consolidated Financial Statements for additional information.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. At September 30, 2005, total loans and leases to total assets was 64.3% compared with 65.3% at December 31, 2004 and 67.2% at September 30, 2004. As a percentage of total interest earning assets, total loans and leases were 76.5% at September 30, 2005, 78.0% at December 31, 2004 and 79.4% at September 30, 2004. At September 30, 2005, total loans and leases were 98.7% of total deposits compared with 97.2% at December 31, 2004 and 98.0% at September 30, 2004.
     Total loans and leases increased by 26.2% from September 30, 2004 to September 30, 2005. Consumer loans increased $1.2 billion, or 14.2%, substantially due to customers taking advantage of the low interest rate environment and from the acquisitions in the fourth quarter of 2004. Residential real estate loans increased $2.7 billion, or 47.3%, predominately due to purchases of loans and from the acquisitions. Commercial real estate loans increased $1.5 billion, or 28.0%, predominately due to the acquisition of Community First. Commercial, financial and agricultural loans increased 28.7% compared with the same period in the prior year, primarily from the acquisitions. Total loans and leases increased by 7.5% from December 31, 2004 to September 30, 2005. The increase was mostly due to an increase in residential real estate loans of $1.9 billion, as a result of purchases during 2005. In the context of interest rate trends and the broader economy, we continuously monitor the mix in our loan and lease portfolio.
NONPERFORMING ASSETS AND RESTRUCTURED LOANS
     Nonperforming assets for the periods indicated were as follows:

	September 30, 2005	December 31, 2004	September 30, 2004
(Dollars in thousands)

Nonperforming Assets:
Nonaccrual:
Commercial, financial and agricultural	$53,718	$51,793	$42,929
Real estate:
Commercial	45,173	47,385	41,976
Construction	8,302	2,386	—
Residential	8,010	6,862	5,987

Total real estate loans	61,485	56,633	47,963

Consumer	3,376	4,477	2,659
Lease financing	6,591	8,078	6,410
Foreign	2,994	4,138	4,703

Total nonaccrual loans and leases	128,164	125,119	104,664

Other real estate owned and repossessed personal property	14,284	21,653	17,235

Total nonperforming assets	$142,448	$146,772	$121,899

Past due loans and leases (1):
Commercial, financial and agricultural	$20,740	$6,140	$18,647
Real estate:
Commercial	3,633	2,119	435
Construction	7,088	506	—
Residential	2,398	1,112	849

Total real estate loans	13,119	3,737	1,284

Consumer	2,109	2,243	2,246
Lease financing	—	79	—
Foreign	705	216	700

Total past due loans and leases	$36,673	$12,415	$22,877

Accruing Restructured Loans and leases:
Commercial, financial and agricultural	—	36	41
Commercial real estate	394	429	432

Total accruing restructured loans and leases	$394	$465	$473

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of period):
Excluding past due loans and leases	0.41%	0.45%	0.44%
Including past due loans and leases	0.51	0.49	0.52
Nonperforming assets to total assets (end of period):
Excluding past due loans and leases	0.26	0.29	0.29
Including past due loans and leases	0.33	0.32	0.35

(1)	Represents loans and leases which are past due 90 days or more as to principal or interest, are still accruing interest, are adequately collateralized and in the process of collection.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The decrease in nonperforming assets from December 31, 2004 was mostly due to a decrease in other real estate owned and repossessed personal property. This decrease was partially offset by an increase in commercial, financial and agricultural and construction and residential real estate nonaccrual loans. The increase in nonperforming assets from September 30, 2004 was predominately due to the increase in real estate and commercial, financial and agricultural nonaccrual loans. These increases were mostly due to the acquisition of nonaccrual loans from Community First and a few large loans that were moved to nonaccrual status in 2005. These increases were partially offset by a decrease in other real estate owned and repossessed personal property.
     As a percentage of loans and leases, nonaccrual loans decreased two basis points from 0.38% at September 30, 2004 to 0.36% at September 30, 2005. The decrease was substantially due to decreases in commercial real estate (0.66% at September 30, 2005 compared with 0.79% at September 30, 2004) and foreign (0.79% at September 30, 2005 compared with 1.25% at September 30, 2004), mostly offset by an increase in real estate construction (0.50% at September 30, 2005 compared with zero at September 30, 2004). The decrease in commercial real estate was primarily due to the resolution of problem relationships and growth in loans outstanding. The decrease in the foreign nonaccrual category was due to the resolution of a large problem relationship, partially offset by a decrease in foreign loans outstanding. The increase in real estate construction was due to loans acquired in the acquisition of Community First that were placed on nonaccrual since November 2004.
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
     Our approach to managing exposure to credit risk involves an integrated program of setting appropriate standards for credit underwriting and diversification, monitoring trends that may affect the risk profile of the credit portfolio and making appropriate adjustments to reflect changes in economic and financial conditions that could affect the quality of the portfolio and loss probability. The components of this integrated program include:
•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different risk categories where 1 is no risk and 10 is a loss. We continue efforts to increase our exposure to customers in the stronger credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	Diversification. We actively manage our credit portfolio to avoid excessive concentrations by obligor, risk grade, industry, product and geographic location. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. We manage our exposure to higher risk areas through application of prudent underwriting policies, close monitoring of asset quality and actions to reduce exposures to troubled borrowers.

•	Emphasis on Consumer Lending. Consumer loans represent our single largest category of loans and leases. We use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 30.9% of our lease financing portfolio and 5.6% of our combined lease financing and consumer loans at September 30, 2005), we obtain third-party insurance for the estimated residual value of the leased vehicle, and set aside reserves to cover the uninsured portion.
     The allowance for loan and lease losses was 1.20% of total loans and leases at September 30, 2005, compared with 1.33% of total loans and leases at December 31, 2004 and 1.39% at September 30, 2004. Compared with the same periods a year ago, net charge-offs were $6.5 million lower and $5.4 million lower in the three and nine months ended September 30, 2005. This was driven by a decrease in charge-offs for commercial, financial and agricultural loans and lease financing.
     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at September 30, 2005. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor developments and make necessary adjustments to the Allowance accordingly.
Gulf State Hurricanes
     The Company has performed an evaluation of its exposure to potential loss as a result of the devastation caused during 2005 by hurricanes Katrina, Rita and Wilma. At this time, the Company does not believe that it has a significant exposure to loss.
DEPOSITS
     Deposits are the largest component of our total liabilities and account for 52.8% and 51.6% of total interest expense during the third quarter of 2005 and the first nine months of 2005, respectively. At September 30, 2005, total deposits were $35.6 billion, an increase of 5.8% over December 31, 2004 and an increase of 25.3% over September 30, 2004. The increase from September 30, 2004 was largely due to growth in our customer deposit base and the acquisitions of Community First and USDB. The increase from December 2004 was predominately due to growth in our time deposits over $100 thousand. Rates paid on deposits have increased based on current market conditions. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).
CAPITAL
     Stockholder’s equity totaled $6.1 billion at September 30, 2005, an increase of $386.3 million, or 6.7%, from December 31, 2004 and $1.5 billion, or 33.5%, from September 30, 2004. The increase from December 2004 was predominately due to net income earned by the Company during 2005, offset by changes in other comprehensive income. The increase from September 30, 2004 was predominately due to an issuance of common stock of the Company to BNP Paribas for the acquisitions of Community First and USDB and net income for the last 12 months.
LIQUIDITY MANAGEMENT
     Liquidity refers to our ability to provide sufficient short and long-term cash flows to fund operations and to meet obligations and commitments, including depositor withdrawals and debt service, on a timely basis at a reasonable cost. We achieve our liquidity objectives with both assets and liabilities. Further, while liquidity positions are managed separately by the Company and its two subsidiary Banks, both short-term and long-term activities are coordinated between the two subsidiary Banks.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     We obtain short-term asset-based liquidity through our investment securities portfolio, principally short-term securities, and other liquid assets, which can be readily converted to cash. These assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, trading assets, securities purchased under agreements to resell, securities available for sale and loans held for sale. Such assets represented 22.9%, 21.3% and 20.4% of total assets at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.
     Intermediate and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from loans and securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Bank such as consumer and mortgage loans.
     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for the nine months ended September 30, 2005 were $34.8 billion an increase of 27.7% from the same period of 2004. The increase was predominately due to the acquisitions of Community First and USDB in November 2004 and increases in time deposits over $100 thousand. Average total deposits funded 67.4%, 68.9% and 69.2% of average total assets for the nine months September 30, 2005, year ended December 31, 2004 and the nine months ended September 30, 2004.
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

	September 30,
(Dollars in millions)	2005	2004
Federal Reserve Discount Window	$694	$626
Federal Home Loan Banks	966	1,291
Securities Available for Repurchase Agreements	4,126	3,225

Total	$5,786	$5,142

     Further information on short-term borrowings is provided in Note 13 (Short-term Borrowings) to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K. Offshore deposits in the international market provide another available source of funds.
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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS
     The following section highlights important developments in the area of accounting and disclosure requirements as promulgated by various standard setting and regulatory bodies. Chief among these are the federal financial institutions regulators, the United States Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). This discussion is not intended to be a comprehensive listing of the impact of all standards and rules adopted.
     In November 2005, the FASB published FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies the requirements of paragraphs 10-18 within Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP clarifies the impairment methodology used to determine when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP applies to all investments accounted for in accordance with the provisions of FASB Statement No. 115 (FAS 115), certain debt and equity securities within the scope of FASB Statement No. 124, and equity securities that are not subject to the scope of FAS 115 and not accounted for under the equity method of accounting. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. We are evaluating the impact this FSP may have to our financial statements.
     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This statement requires changes in accounting principles and corrections of errors, to be applied retroactively to prior periods, unless it is deemed impracticable to do so. This statement is effective for fiscal years beginning after December 15, 2005. Currently, the application of this statement does not have an impact to our financial statements. However, the future impact could be significant if the Company were to elect changes to our accounting principles, or discover errors in previously issued financial statements.
     In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement is based upon the principle that transactions involving nonmonetary assets should be measured based upon their fair market value. This statement is effective for fiscal years beginning after June 15, 2005. We do not believe this statement will have a material impact on our financial statements, as we do not frequently enter into nonmonetary transactions.
     In December 2004, the FASB issued Statement No. 123 (revised 2004) Accounting for Share-Based Payment. This statement requires stock options awarded to employees to be expensed over the vesting period of the option, at the fair value at the grant date using an option-pricing model. This statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. The Company currently accounts for stock based compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related Interpretations, as allowed under FASB Statement No. 123, Accounting for Stock-Based Compensation. This pronouncement will increase the amount of compensation expense per period, however, we believe this statement will not have a significant impact to our financial statements.

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
     The Asset/Liability Committees of BancWest and its two bank subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committee of the banks meet monthly and the Asset/Liability Committee of the Company meets quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies.
     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix – including increasing or decreasing the amount of fixed and/or variable instruments held by the Company – to adjust sensitivity to interest rate changes) and/or by utilizing instruments such as interest rate swaps, caps, floors, options or forwards.
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
     The Company and its subsidiaries use computer simulation models to evaluate net interest income in order to quantify exposure to changes in interest rates. Generally, the balance sheet is subjected to interest rate shocks up in 100-basis-point increments and down in 100 basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.
     The projected impact of incremental increases and decreases in interest rates on the projected Company’s consolidated net interest income over the 12 months beginning October 1, 2005 is shown below.

	+3%	+2%	+1%	Flat	-1%	-2%
(Dollars in millions)

Net interest income	$1,631.4	$1,654.1	$1,670.0	$1,671.1	$1,665.5	$1,638.7
Difference from flat	(39.7)	(17.0)	(1.1)	—	(5.6)	(32.4)
% variance	(2.4)%	(1.0)%	(0.1)%	—	(0.3)%	(1.9)%
     Because of the relatively low level of interest rates during the nine months ended September 30, 2005, modeling below a 200-basis-point decrease was deemed not meaningful. The changes in the models are due to differences in interest rate environments which include the absolute level of interest rates and spreads to various benchmark rates.

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
Interest Rate Trading Derivatives
     The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

	September 30, 2005
		Gross		Expected Maturity
	Net Fair	Positive	Notional						After
Interest Rate Contracts	Value	Value	Amount	2005	2006	2007	2008	2009	2009
(Dollars in thousands)
Pay-Fixed Swaps:
Contractual Maturities	$1,856	$9,281	$924,000	$56,011	$22,460	$38,104	$103,984	$121,703	$581,738
Weighted Avg. Pay Rates			4.99%	2.77%	4.22%	4.67%	5.54%	5.54%	5.05%
Weighted Avg. Receive Rates			4.31%	3.68%	3.89%	4.08%	5.57%	3.83%	4.28%

Receive-Fixed Swaps:
Contractual Maturities	10,367	14,795	$924,000	$56,095	$22,376	$38,104	$103,984	$121,703	$581,738
Weighted Avg. Pay Rates			5.13%	2.93%	4.44%	4.97%	5.79%	4.63%	5.36%
Weighted Avg. Receive Rates			4.32%	3.69%	3.91%	4.11%	5.57%	3.84%	4.28%

Pay-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	(222)	62	$17,565	—	—	—	—	—	$17,565
Weighted Avg. Pay Rates			5.68%	—	—	—	—	—	5.68%
Weighted Avg. Receive Rates(1)			NA	—	—	—	—	—	NA

Receive-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	545	545	$17,565	—	—	—	—	—	$17,565
Weighted Avg. Pay Rates (1)			NA	—	—	—	—	—	NA
Weighted Avg. Receive Rates			6.16%	—	—	—	—	—	6.16%

Caps/Collars:
Contractual Maturities	—	207	$70,586	$13,450	—	$50,000	$3,807	$1,350	$1,979
Weighted Avg. Strike Rates			4.94%	5.00%	—	4.90	4.50%	4.50%	6.83%
Weighted Floor Rates			4.77%	—	—	—	—	—	4.77%

Total interest rate contracts held for trading purposes	$12,546	$24,890	$1,953,716

(1)	Rates will be assigned at maturity date.

BancWest Corporation and Subsidiaries
CONTROLS AND PROCEDURES

Item 4.	Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, its chief executive officer and its chief financial officer concluded that the Company’s disclosure controls and procedures are effective.
     No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or Rule 15d-15(d) during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Item 1.   Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Interest income
Loans	$504,269	$356,804	$1,428,389	$1,026,419
Lease financing	33,723	27,344	88,865	87,465
Securities available for sale	84,880	52,850	241,630	154,346
Other	8,782	4,771	24,154	10,558

Total interest income	631,654	441,769	1,783,038	1,278,788

Interest expense
Deposits	120,365	51,189	304,621	138,214
Short-term borrowings	32,000	6,331	74,371	17,310
Long-term debt	75,626	53,607	211,042	149,336

Total interest expense	227,991	111,127	590,034	304,860

Net interest income	403,663	330,642	1,193,004	973,928
Provision for loan and lease losses	10,680	10,600	25,004	41,365

Net interest income after provision for loan and lease losses	392,983	320,042	1,168,000	932,563

Noninterest income
Service charges on deposit accounts	51,787	38,948	143,440	120,302
Trust and investment services income	11,364	9,654	36,203	30,010
Other service charges and fees	50,784	37,757	145,033	111,802
Net gains on securities available for sale	111	—	526	1,058
Vehicle and equipment operating lease income	5,375	6,112	16,728	11,181
Other	17,420	12,350	50,916	41,015

Total noninterest income	136,841	104,821	392,846	315,368

Noninterest expense
Salaries and wages	109,006	87,575	319,483	254,462
Employee benefits	42,224	33,614	132,580	104,460
Occupancy	28,016	22,602	84,781	66,007
Outside services	27,048	20,868	78,127	62,487
Intangible amortization	9,983	5,763	29,945	17,290
Equipment	15,378	11,911	45,052	35,366
Depreciation-vehicle and equipment operating leases	4,678	5,260	14,527	10,164
Restructuring and integration costs	3,601	5,761	8,951	8,515
Stationery and supplies	7,534	6,032	23,547	18,351
Advertising and promotions	7,645	6,535	22,465	19,314
Other	35,589	28,575	106,921	88,273

Total noninterest expense	290,702	234,496	866,379	684,689

Income before income taxes	239,122	190,367	694,467	563,242
Provision for income taxes	90,550	73,141	260,142	218,207

Net income	$148,572	$117,226	$434,325	$345,035

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2005	December 31, 2004	September 30, 2004
(Dollars in thousands, except share data)

Assets
Cash and due from banks	$2,013,798	$1,676,056	$1,432,288
Interest-bearing deposits in other banks	525,233	16,531	398,887
Federal funds sold and securities purchased under agreements to resell	798,100	937,875	399,000
Trading assets	1,579	4,685	3,535
Securities available for sale	9,101,691	7,954,563	6,167,823
Loans held for sale	75,003	71,402	54,717
Loans and leases:
Loans and leases	35,125,000	32,688,843	27,832,082
Less allowance for loan and lease losses	419,850	436,391	386,091

Net loans and leases	34,705,150	32,252,452	27,445,991

Vehicle and equipment operating leases, net	104,360	132,539	140,672
Premises and equipment, net	681,493	684,783	531,565
Customers’ acceptance liability	12,261	12,841	12,458
Other intangibles, net	241,722	272,490	170,067
Goodwill	4,315,735	4,312,800	3,229,771
Other real estate owned and repossessed personal property	14,284	21,653	17,235
Other assets	2,046,968	1,703,356	1,401,401

Total assets	$54,637,377	$50,054,026	$41,405,410

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing	$24,774,793	$23,553,861	$20,205,130
Noninterest-bearing	10,797,648	10,059,918	8,194,910

Total deposits	35,572,441	33,613,779	28,400,040

Federal funds purchased and securities sold under agreements to repurchase	2,745,849	2,050,344	1,132,532
Short-term borrowings	2,641,981	1,454,845	713,090
Acceptances outstanding	12,261	12,841	12,458
Long-term debt	6,554,844	6,181,040	5,512,198
Other liabilities	993,673	1,011,142	1,052,057

Total liabilities	$48,521,049	$44,323,991	$36,822,375

Stockholder’s equity:
Class A common stock, par value $0.01 per share
Authorized – 150,000,000 shares
Issued and outstanding – 106,859,123 shares at September 30, 2005 and December 31, 2004 and 85,759,123 shares at September 30, 2004	$1,069	$1,069	$858
Additional paid-in capital	4,475,134	4,475,006	3,420,176
Retained earnings	1,713,900	1,279,575	1,151,233
Accumulated other comprehensive income (loss), net	(73,775)	(25,615)	10,768

Total stockholder’s equity	6,116,328	5,730,035	4,583,035

Total liabilities and stockholder’s equity	$54,637,377	$50,054,026	$41,405,410

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income, net	Total
(Dollars in thousands)

Balance, December 31, 2004	106,859,123	$1,069	$4,475,006	$1,279,575	$(25,615)	$5,730,035

Comprehensive income:
Net income	—	—	—	434,325	—	434,325
Unrealized net losses on securities available for sale arising during the period	—	—	—	—	(40,546)	(40,546)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(310)	(310)
Unrealized net losses on cash flow derivative hedges arising during the period	—	—	—	—	(2,064)	(2,064)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(5,240)	(5,240)

Comprehensive income	—	—	—	434,325	(48,160)	386,165
Other	—	—	128	—	—	128

Balance, September 30, 2005	106,859,123	$1,069	$4,475,134	$1,713,900	$(73,775)	$6,116,328

Balance, December 31, 2003	85,759,123	$858	$3,419,927	$806,198	$35,889	$4,262,872

Comprehensive income:
Net income	—	—	—	345,035	—	345,035
Unrealized net losses on securities available for sale arising during the period	—	—	—	—	(12,300)	(12,300)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(624)	(624)
Unrealized net losses on cash flow derivative hedges arising during the period	—	—	—	—	(3,101)	(3,101)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(9,096)	(9,096)

Comprehensive income	—	—	—	345,035	(25,121)	319,914
Other	—	—	249	—	—	249

Balance, September 30, 2004	85,759,123	$858	$3,420,176	$1,151,233	$10,768	$4,583,035

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
(Dollars in thousands)

Cash flows from operating activities:
Net income	$434,325	$345,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,155	64,817
Provision for loan and lease losses	25,004	41,365
Net decrease in deferred income taxes	(80,972)	(35,679)
Net decrease in trading assets	3,106	15,574
Net increase in loans held for sale	(3,601)	(3,710)
Net gains on sales of securities available for sale	(526)	(1,058)
Net gains on sales of loans	(4,307)	(4,220)
Net decrease (increase) in interest receivable	(19,334)	7,391
Net increase in interest payable	74,876	49,442
Net increase in prepaid expense	(3,059)	(10,607)
Other	(34,258)	(182,711)

Net cash provided by operating activities	481,409	285,639

Cash flows from investing activities:
Securities available for sale:
Proceeds from prepayments and maturities	2,126,354	1,443,337
Proceeds from the sales	504,896	282,394
Purchases	(3,862,486)	(2,147,072)
Proceeds from sales of loans	251,860	249,609
Purchases of loans	(2,863,791)	(1,101,665)
Net decrease (increase) in loans and leases resulting from originations and collections	180,297	(1,260,375)
Net decrease (increase) in vehicle and equipment operating leases resulting from originations and collections	13,652	(150,836)
Purchases of premises and equipment	(40,841)	(40,939)
Increase in investment in bank-owned life insurance	(226,237)	(200,000)
Other	(80,628)	(63,570)

Net cash used in investing activities	(3,996,924)	(2,989,117)

Cash flows from financing activities:
Net increase in deposits	1,958,662	1,996,923
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	695,505	(42,345)
Net increase (decrease) in short-term borrowings	1,187,136	(484,719)
Proceeds from issuance of long-term debt	1,613,036	2,229,391
Repayments of long-term debt	(1,232,155)	(937,388)

Net cash provided by financing activities	4,222,184	2,761,862

Net increase in cash and cash equivalents	706,669	58,384
Cash and cash equivalents at beginning of period	2,630,462	2,171,791

Cash and cash equivalents at end of period	$3,337,131	$2,230,175

Supplemental disclosures:
Interest paid	$515,158	$255,418

Income taxes paid	$298,298	$340,735

Supplemental schedule of noncash investing and financing activities:
Loans transferred to other real estate owned and repossessed personal property	$2,770	$6,648

Loans made to facilitate the sale of other real estate owned	$650	$620

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Summary of Significant Accounting Policies
Descriptions of Operations
     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West (BOW) and First Hawaiian Bank (FHB), we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust, investment and insurance products. As of September 30, 2005, BancWest Corporation’s subsidiaries operated 539 banking locations (526 full service retail branches and 13 limited service retail offices) in the states of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming and in Guam and Saipan. In this report BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent” or “BancWest.” BancWest Corporation is a wholly owned subsidiary of Paris-based BNP Paribas (BNPP).
Basis of Presentation
     We have prepared the accompanying financial data for the three and nine months ended September 30, 2005 and 2004 in accordance with accounting principles generally accepted in the United States.
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
     In the opinion of management, the accompanying consolidated financial statements contain only normal and recurring adjustments necessary for a fair statement of our consolidated financial position as of September 30, 2005, December 31, 2004 and September 30, 2004, consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004, and consolidated cash flows for the nine months ended September 30, 2005 and 2004.
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
     Certain members of BancWest’s senior management team receive stock option awards from BNPP on BNPP shares. The options do not vest until after the fourth year, at which time they are exercisable from the fourth anniversary through the tenth anniversary date. Stock option awards of the 2005 and 2003 plans have been reflected in compensation expense as the grant price was lower than the market price.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table is a summary of our stock option activity.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual life
	Number	price	(in years)

Options outstanding as of December 31, 2003	275,000	$39.07	9.22

Granted	80,000	60.45
Forfeited	(1,972)	39.07

Options outstanding as of September 30, 2004	353,028	$43.91	8.70

Options outstanding as of December 31, 2004	347,028	$43.88	8.44

Granted	193,000	71.42
Forfeited	(5,000)	56.29

Options outstanding as of September 30, 2005	535,028	$53.70	8.33

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(Dollars in thousands)

Net Income (as reported)	$148,572	$117,226	$434,325	$345,035

Add: Stock-based compensation expense recognized during period, net of tax effects	27	24	75	72
Less: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(281)	(249)	(818)	(708)

Pro Forma Net Income	$148,318	$117,001	$433,582	$344,399

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2.	Mergers and Acquisitions
Commercial Federal Corporation Acquisition
     On June 13, 2005, BancWest announced that its Bank of the West subsidiary had entered into a definitive agreement to acquire Commercial Federal Corporation (CFC), the parent company of Commercial Federal Bank. The boards of directors of BNP Paribas, BancWest and Commercial Federal Corporation and federal and state banking regulators have approved the transaction. On November 1, 2005, the stockholders of CFC voted to approve the merger. The merger is expected to close in the fourth quarter of 2005, at which time CFC and its branches will be integrated into Bank of the West’s branch network.
     The acquisition of CFC will add three new states (Kansas, Missouri and Oklahoma) to Bank of the West’s footprint, as well as to our market share in Arizona, Colorado, Iowa and Nebraska. CFC operates 198 branches in those seven states. As of September 30, 2005, CFC had total assets of $10.2 billion, total deposits of $6.1 billion and loans and leases of $7.9 billion. Following the acquisition, results of operations of CFC will be included in our consolidated financial statements. The purchase price of approximately $1.36 billion will be paid in cash and the acquisition will be accounted for as a purchase.
     In connection with the acquisition, management is in the process of assessing and formulating restructuring plans. These restructuring plans will target areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services including sales and marketing and to focus the Company’s resources on activities that will promote growth. We will be consolidating excess facilities and evaluating those areas where we will be able to take advantage of existing facilities. As management is still in the process of developing the plans, estimates of associated exit costs and other restructuring costs yet to be incurred have not been determined at this time.
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
     The following table summarizes the Community First balance sheet on November 1, 2004, including the effects of purchase accounting adjustments:

(Dollars in thousands)

Assets
Cash and cash equivalents	$228,233
Securities available for sale	1,458,677
Net loans and leases	3,394,490
Goodwill	914,396
Intangibles	96,021
Other assets	313,378

Total Assets	$6,405,195

Liabilities and Stockholder’s Equity
Deposits	$4,511,754
Debt	603,318
Other liabilities	95,217

Total Liabilities	5,210,289
Stockholder’s equity	1,194,906

Total Liabilities and Stockholder’s Equity	$6,405,195

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table summarizes the purchase price allocation of the Community First acquisition.

(Dollars in thousands)

Total purchase price of Community First, including transaction costs	$1,199,459
Equity of Community First prior to acquisition by BancWest	352,693

Excess of pushed down equity over the carrying value of net assets acquired	846,766

Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Sublease loss reserve	910
Loans and leases	27,104
Premises and equipment	(4,989)
Other assets	4,245
Severance and employee relocation	7,659
Contract terminations	5,480
Identifiable intangibles	(3,218)
Deposits	8,985
Debt	15,093
Other liabilities and taxes	6,361

Estimated fair value adjustments related to net assets acquired	67,630

Estimated goodwill resulting from the merger with Community First	$914,396

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

	(Unaudited)	(Unaudited)
(Dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net interest income	$391,165	$1,154,849
Provision for loan and lease losses	12,481	47,978
Noninterest income	127,767	384,752
Noninterest expense	286,837	842,252

Income before income taxes	219,614	649,371
Provision for income taxes	84,378	251,575

Net Income	$135,236	$397,796

     Exit costs related to Community First activities were recorded as purchase accounting adjustments resulting in an increase to goodwill. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by the end of 2005. Below is a summarization of the exit cost activity related to the Community First acquisition.

	Severance		Sublease
	and	Contract	loss	Fixed	Prepaid
(Dollars in thousands)	Relocation	Terminations	Reserves	Assets	Expenses	Other	Total

Balance, December 31, 2004	$7,557	$5,810	$1,196	$10,431	$383	$—	$25,377

Adjustments, net	102	(330)	(286)	401	640	1,763	2,290
Cash Payments	(4,680)	(4,669)	(647)	—	—	(165)	(10,161)

Balance, September 30, 2005	$2,979	$811	$263	$10,832	$1,023	$1,598	$17,506

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3.	Derivative Financial Instruments
     Any portion of the changes in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the three and nine months ended September 30, 2005 and 2004.
Fair Value Hedges
     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments. At September 30, 2005, the Company carried an interest rate swap of $2.6 million with a fair value loss of $0.5 million that was a hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At September 30, 2004, the Company carried $2.7 million of such swaps with a fair value loss of $0.6 million. In addition, at September 30, 2005, the Company carried interest rate swaps totaling $81.9 million with fair value gains of $0.3 million and fair value losses of $2.4 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates ranging from 3.79% to 7.99%. At September 30, 2004, the Company carried $77.7 million of such swaps with fair value losses of $5.2 million.
     On November 20, 2002, the Parent executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by BancWest Capital I, which upon adoption of FIN 46,was redesignated to hedge the related subordinated debt. On June 3, 2005, the Company terminated the swap. No gain or loss was recognized upon termination of the swap. Refer to Note 11 (Subsequent Event) for additional information related to BancWest Capital I.
     At September 30, 2005, the Company carried interest rate swaps totaling $4.2 million with fair value gains of $0.2 million that were categorized as hedges for repurchase agreements. The Company pays 3-month LIBOR and receives a fixed rate of 8.29%. At September 30, 2004, the Company carried $8.6 million of such swaps with a fair value gain of $0.5 million.
     Cash Flow Hedges
     At September 30, 2005, the Company carried interest rate swaps of $600 million with fair value gains of $5.8 million which hedge LIBOR-based commercial loans. The hedges had fair value gains of $29.9 million at September 30, 2004. The interest rate swaps were entered into during 2001 and mature in 2006. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps has increased commercial loan interest income by $9.8 million for the nine months ended September 30, 2005 and by $17.5 million for the nine months ended September 30, 2004. The Company estimates net settlement gains, recorded as commercial loan interest income, of $3.7 million over the next twelve months resulting from these hedges.
     At September 30, 2005, the Company carried multiple interest rate swaps totaling $100 million with fair value gains of $3.6 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. These swaps had fair value gains of $2.5 million and fair value losses of $0.7 million at September 30, 2004. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pretax income from these swaps for the nine months ended September 30, 2005 was a loss of $0.9 million compared with a $2.2 million loss at September 30, 2004. The Company estimates a net increase to interest expense of $0.3 million over the next twelve months resulting from these hedges.

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
The following table summarizes derivatives held by the Company as of the dates indicated:

	September 30, 2005			December 31, 2004			September 30, 2004
		Credit			Credit			Credit
	Notional	Risk	Net Fair	Notional	Risk	Net Fair	Notional	Risk	Net Fair
(Dollars in thousands)	Amount	Amount	Value	Amount	Amount	Value	Amount	Amount	Value

Held for hedge purposes:
Interest rate swaps	$788,652	$9,906	$7,046	$938,534	$24,790	$17,327	$938,987	$32,913	$25,911
Held for trading or free-standing:
Interest rate swaps	1,883,130	24,683	12,546	1,502,706	19,558	7,856	1,394,266	25,178	7,401
Purchased interest rate options	41,293	225	225	143,251	203	203	141,734	89	89
Written interest rate options	76,793	—	(401)	152,645	—	(203)	147,837	—	(89)
Forward interest rate options	23,500	99	99	22,000	—	(20)	19,500	—	(17)
Commitments to purchase and sell foreign currencies	463,275	7,452	414	401,057	9,533	1,046	435,276	6,199	1,404
Purchased foreign exchange options	10,161	240	240	4,876	217	217	18,986	237	237
Written foreign exchange options	10,161	—	(240)	4,876	—	(217)	18,986	—	(237)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
4.	Securities Available for Sale
              Amortized cost and fair value of securities available for sale were as follows:

	September 30, 2005				December 31, 2004				September 30, 2004
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$211,787	$73	$(1,697)	$210,163	$266,174	$263	$(1,745)	$264,692	$187,596	$278	$(959)	$186,915
Government-sponsored agencies	3,287,091	485	(35,851)	3,251,725	2,372,319	1,374	(14,868)	2,358,825	1,722,226	5,393	(3,949)	1,723,670
Mortgage and asset-backed securities:
Government agencies	121,118	512	(529)	121,101	229,827	1,741	(450)	231,118	88,039	1,263	—	89,302
Government-sponsored agencies	2,989,360	3,759	(64,286)	2,928,833	3,185,857	10,733	(37,208)	3,159,382	2,396,695	17,339	(22,651)	2,391,383
Other	606,468	493	(3,915)	603,046	487,250	3,177	(2,512)	487,915	554,707	1,808	(1,607)	554,908
Collateralized mortgage obligations:
Government agencies	141,762	—	(3,221)	138,541	181,502	—	(2,311)	179,191	190,185	4	(1,687)	188,502
Government-sponsored agencies	641,812	99	(9,305)	632,606	603,173	420	(6,907)	596,686	566,548	996	(4,542)	563,002
Other	1,090,034	2,678	(9,653)	1,083,059	568,724	154	(5,565)	563,313	412,067	2,951	(2,846)	412,172
State and political subdivisions	80,610	406	(1,505)	79,511	56,081	627	(297)	56,411	7,700	399	(57)	8,042
Other	55,863	—	(2,757)	53,106	59,311	103	(2,384)	57,030	51,714	—	(1,787)	49,927

Total securities available for sale	$9,225,905	$8,505	$(132,719)	$9,101.691	$8,010,218	$18,592	$(74,247)	$7,954,563	$6,177,477	$30,431	$(40,085)	$6,167,823

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table presents the unrealized gross losses and fair value of securities in the securities available for sale portfolio at September 30, 2005, by length of time that individual securities in each category have been in a continuous loss position. Because substantially all of the declines in fair value were a result of changes in market interest rates and the Company has both the ability and the intent to hold the securities until maturity or the fair value at least equals the recorded cost, no other-than-temporary impairment was recorded at September 30, 2005. However, from time to time the Company may sell securities at a loss when it decides to restructure portions of the portfolio to take advantage of current market conditions.

	September 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$(1,233)	$72,589	$(464)	$83,484	$(1,697)	$156,073
Government-sponsored agencies	(27,851)	2,157,194	(8,000)	564,719	(35,851)	2,721,913
Mortgage and asset-backed securities:
Government agencies	(529)	55,221	—	—	(529)	55,221
Government-sponsored agencies	(25,302)	1,550,297	(38,984)	803,351	(64,286)	2,353,648
Other	(1,452)	229,455	(2,463)	136,740	(3,915)	366,195
Collateralized mortgage obligations:
Government agencies	—	—	(3,221)	138,541	(3,221)	138,541
Government-sponsored agencies	(2,761)	173,470	(6,544)	308,214	(9,305)	481,684
Other	(6,167)	347,866	(3,486)	143,677	(9,653)	491,543
States and political subdivisions	(1,503)	26,976	(2)	322	(1,505)	27,298
Other	(206)	4,019	(2,551)	33,825	(2,757)	37,844

Total securities available for sale	$(67,004)	$4,617,087	$(65,715)	$2,212,873	$(132,719)	$6,829,960

     Gross realized gains and losses on securities available for sale for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(Dollars in thousands)

Realized gains	$437	$—	$2,317	$1,701
Realized losses	(326)	—	(1,791)	(643)

Realized net gains	$111	$—	$526	$1,058

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5.	Loans and Leases
           The following table sets forth the loan and lease portfolio by major categories for the periods indicated:

	September 30, 2005		December 31, 2004		September 30, 2004
	Amount	%	Amount	%	Amount	%
(Dollars in thousands)

Commercial, financial and agricultural	$5,985,275	17.0%	$6,027,376	18.4%	$4,651,392	16.7%
Real estate:
Commercial	6,837,122	19.5	6,706,882	20.5	5,342,901	19.2
Construction	1,655,909	4.7	1,493,723	4.6	1,158,581	4.2
Residential	8,557,422	24.3	6,700,462	20.5	5,808,934	20.8

Total real estate loans	17,050,453	48.5	14,901,067	45.6	12,310,416	44.2
Consumer	9,594,823	27.3	9,243,731	28.3	8,398,732	30.2
Lease financing	2,114,732	6.1	2,132,578	6.5	2,094,814	7.5
Foreign loans	379,717	1.1	384,091	1.2	376,728	1.4

Total loans and leases	$35,125,000	100.0%	$32,688,843	100.0%	$27,832,082	100.0%

     Outstanding loan balances at September 30, 2005, December 31, 2004 and September 30, 2004 are net of unearned income, including net deferred loan fees, of $283.9 million, $283.0 million and $287.1 million, respectively.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6.	Allowance for Loan and Lease Losses
           The following table sets forth the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(Dollars in thousands)

Balance at beginning of period	$423,294	$396,101	$436,391	$391,699

Provision for loans and lease losses	10,680	10,600	25,004	41,365

Loans and leases charged off:
Commercial, financial and agricultural	1,445	7,173	5,925	11,488
Real estate:
Commercial	862	1,242	1,686	2,331
Construction	687	—	687	—
Residential	253	28	989	102
Consumer	15,147	14,804	48,106	41,870
Lease financing	2,873	7,797	10,119	17,282
Foreign	263	186	972	1,357

Total loans and leases charged off	21,530	31,230	68,484	74,430

Recoveries on loans and leases previously charged off:
Commercial, financial and agricultural	968	4,050	5,941	8,922
Real estate:
Commercial	424	90	1,140	270
Construction	1	35	2	103
Residential	72	284	470	760
Consumer	4,332	3,671	13,133	10,281
Lease financing	1,369	2,383	4,806	6,661
Foreign	240	107	1,447	460

Total recoveries on loans and leases previously charged off	7,406	10,620	26,939	27,457

Net charge-offs	(14,124)	(20,610)	(41,545)	(46,973)

Balance at end of period	$419,850	$386,091	$419,850	$386,091

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7.	Goodwill and Intangible Assets
     We perform the impairment testing of goodwill required under FAS No. 142 annually in the fourth quarter. The impairment analysis is performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			First Hawaiian Bank
	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Wealth		Consolidated
(Dollars in millions)	Banking	Banking	Finance	Banking	Finance	Banking	Management	BancWest	Totals

Balance as of December 31, 2004	$2,127	$708	$308	$650	$216	$118	$11	$175	$4,313
Purchase accounting adjustment Trinity Capital	—	1	—	—	—	—	—	—	1
Community First	2	—	—	—	—	—	—	—	2
USDB	170	—	—	—	—	—	—	(170)	—

Balance as of September 30, 2005	$2,299	$709	$308	$650	$216	$118	$11	$5	$4,316

     Amortization of finite-lived intangible assets was $10.0 million and $5.8 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $29.9 million and $17.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles is:

(Dollars in thousands)

Estimate for the three months ending December 31, 2005	$9,977

Estimate for years ending December 31,
2006	$37,308
2007	35,002
2008	33,078
2009	31,471
2010	30,138
     The details of our finite-lived intangible assets are presented below:

	Gross Carrying	Accumulated	Net Book
(Dollars in thousands)	Amount	Amortization	Value

Balance as of September 30, 2005:
Core Deposits	$330,206	$98,288	$231,918
Other Intangible Assets	11,177	1,373	9,804

Total	$341,383	$99,661	$241,722

Balance as of December 31, 2004:
Core Deposits	$330,206	$69,141	$261,065
Other Intangible Assets	12,000	575	11,425

Total	$342,206	$69,716	$272,490

Balance as of September 30, 2004:
Core Deposits	$230,538	$60,471	$170,067

Total	$230,538	$60,471	$170,067

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8.	Regulatory Capital Requirements
     Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets, and Tier 1 capital to average assets. The table below sets forth those ratios at September 30, 2005.

					To Be Well
					Capitalized
					Under Prompt
			For Required		Corrective Action
	Actual		Minimum Capital		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Tier 1 Capital to Risk-Weighted Assets:
Bank of the West	$3,630,624	10.80%	$1,344,158	4.00%	$2,016,237	6.00%
First Hawaiian Bank	1,082,680	14.22	304,600	4.00	456,900	6.00
Total Capital to Risk-Weighted Assets:
Bank of the West	$4,142,289	12.33%	$2,688,316	8.00%	$3,360,395	10.00%
First Hawaiian Bank	1,244,765	16.35	609,200	8.00	761,500	10.00
Tier 1 Capital to Average Assets (leverage ratio) (1):
Bank of the West	$3,630,624	9.31%	$1,559,729	4.00%	$1,949,661	5.00%
First Hawaiian Bank	1,082,680	10.81	400,523	4.00	500,654	5.00

(1)	The leverage ratio consists of the ratio of Tier 1 capital to average assets excluding goodwill and certain other items. The minimum leverage ratio guideline is three percent for banking organizations that do not anticipate or are not experiencing significant growth, and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, a strong banking organization, and are rated a composite 1 under the Uniform Financial Institution Rating System established by the Federal Financial Institution Examination Council. For all others, the minimum ratio is 4%.
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
     The following table sets forth the components of the net periodic benefit cost for the three months ending September 30:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
(Dollars in thousands)

Service cost	$2,147	$2,260	$378	$381
Interest cost	6,814	6,569	582	655
Expected return on plan assets	(9,170)	(8,159)	—	—
Amortization of prior service cost	—	—	(281)	(218)
Recognized net actuarial loss	3,907	1,515	166	124

Total benefit cost	$3,698	$2,185	$845	$942

     The following table sets forth the components of the net periodic benefit cost for the nine months ending September 30:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
(Dollars in thousands)

Service cost	$8,059	$6,780	$1,134	$1,314
Interest cost	20,409	19,706	1,746	1,964
Expected return on plan assets	(27,678)	(24,477)	—	—
Amortization of prior service cost	—	—	(843)	(436)
Recognized net actuarial loss	11,231	4,545	498	365

Total benefit cost	$12,021	$6,554	$2,535	$3,207

     The following table sets forth the components of the net periodic benefit cost for our funded plans at September 30:

	Funded Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(Dollars in thousands)

Service cost	$1,665	$1,761	$6,615	$5,282
Interest cost	5,638	5,530	16,880	16,591
Expected return on plan assets	(9,170)	(8,159)	(27,678)	(24,477)
Recognized net actuarial loss	3,207	1,274	9,130	3,823

Net periodic benefit cost	$1,340	$406	$4,947	$1,219

Contributions
     The Company expects to contribute $4.3 million to its defined benefit pension plans and $3.4 million to its other postretirement benefit plans in 2005. These contributions are estimated needs for the unfunded plans and may vary depending on retirements during 2005. Of these amounts, the Company has contributed to its defined benefit pension and other postretirement benefit plans $3.2 million and $2.6 million, respectively, as of September 30, 2005. No contributions to the pension trust for funded plans are expected to be made during 2005.

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
     BancWest Investment Services Inc., (BWIS), another subsidiary, offers individuals a wide array of mutual funds, annuities, IRA accounts, other tax-advantaged accounts and education savings plans. BWIS operates its own broker/dealer and employs licensed investment specialists to meet with clients in branches or at their clients’ place of business. Currently, Community First Investment Services continues to serve states in the former Community First Bank footprint. Conversion of these relationships to BWIS is scheduled for the second quarter of 2006.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The Regional Banking Segment also includes a Pacific Rim Division which offers multilingual services through a branch network in predominately Asian American communities in California, with specialized domestic and international products and services for both individuals and companies.
     Commercial Banking
     The Commercial Banking Segment is comprised of several divisions: Commercial Banking Division, Agribusiness Banking Division, Real Estate Industries Division, Leasing Division and Specialty areas. The Commercial Banking Division supports business clients with revenues between $25 million and $500 million, focusing on relationship banking including deposit generation as well as lending activities. The Agribusiness Banking Division serves all agribusiness and rural commercial clients. The Real Estate Industries Division provides construction financing to large regional and national real estate developers for residential and commercial projects. Interim and permanent financing is available on these commercial real estate projects. Equipment leasing is available through the Company’s commercial offices, branches and brokers across the nation. Our Equipment Leasing Division also specializes in nationwide vendor leasing and servicing programs for manufacturers in specific markets.
     The Commercial Banking Segment also includes specialty areas: Church Lending, Small Business Administration (SBA), Health Care, Credit Union, Government, Correspondent Banking and Cash Management Services.
     The Commercial Banking Segment provides trade finance and functions as an agent in commercial, agribusiness and real estate syndication transactions, as well as providing fixed income investment opportunities, foreign exchange and derivative transactions through its Capital Markets unit.
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
First Hawaiian Bank
     First Hawaiian Bank (FHB) manages its operations through the following business segments: Retail Banking, Consumer Finance, Commercial Banking and Wealth Management.
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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     In pursuing the community banking markets in Hawaii, Guam and Saipan, FHB seeks to serve a broad customer base by furnishing a full range of retail and commercial banking products. Through its branch network, FHB generates first-mortgage loans on residences and a variety of consumer loans, consumer lines of credit and second mortgages. To complement its branch network and serve these customers, FHB operates a system of automated teller machines, a 24-hour phone center in Honolulu and a full-service internet banking system. Through commercial banking operations conducted from its branch network, FHB offers a wide range of banking products intended to serve the needs of small and medium community-based businesses. FHB also provides a number of fee-based products and services such as annuities and mutual funds, insurance and securities brokerage. The First Investment Center of FHB makes available annuities, mutual funds and other securities through BWIS.
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
     Wealth Management
     The FHB Financial Management Segment has been renamed as the Wealth Management Segment in order to communicate the segment’s focus on management of wealth assets such as personal trusts, investment portfolios and real estate. The Segment consists of the FHB Wealth Management Division, which includes a wholly owned FHB subsidiary, Bishop Street Capital Management Corporation. Wealth Management offers asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At September 30, 2005, Wealth Management actively managed $3.7 billion in assets. Total assets actively managed and/or held in custody were valued at $9.4 billion.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The tables below present information about the Company’s operating segments as of or for the periods indicated:

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Wealth		Other	Reconciling	Consolidated
(Dollars in millions)	Banking	Banking	Finance	Other (1)	Banking	Finance	Banking	Management	Other (2)	BancWest (3)	Items (4)	Totals

Three Months Ended September 30, 2005:
Net interest income	$187.5	$88.4	$64.0	$9.5	$76.9	$19.8	$8.4	$—	$(6.3)	$(44.5)	$—	$403.7
Noninterest income	69.3	20.1	6.8	5.5	14.8	7.7	0.7	6.6	5.6	(0.2)	—	136.9
Noninterest expense	167.6	35.3	19.3	7.2	44.5	11.6	1.5	6.0	(4.8)	2.5	—	290.7
Provision for loan and lease losses	2.3	0.1	5.1	—	0.6	2.3	0.2	—	0.2	(0.1)	—	10.7
Tax provision (benefit)	34.2	28.8	18.7	1.2	17.9	5.2	2.5	0.2	1.3	(19.4)	—	90.6

Net income (loss)	$52.7	$44.3	$27.7	$6.6	$28.7	$8.4	$4.9	$0.4	$2.6	$(27.7)	$—	$148.6

Total assets at September 30	14,472	11,124	9,464	8,667	4,247	1,583	1,309	18	4,147	9,413	(9,807)	54,637
Goodwill at September 30	2,299	709	308	—	650	216	118	11	—	5	—	4,316
Average assets	13,804	10,992	9,409	8,153	4,218	1,607	1,311	16	3,875	9,334	(9,761)	52,958
Average loans and leases	10,294	9,407	8,976	—	3,216	1,422	1,111	—	28	8	(35)	34,427
Average deposits	20,022	4,631	17	2,668	7,940	9	57	35	203	—	(68)	35,514

Three Months Ended September 30, 2004:
Net interest income	$124.3	$81.8	$52.4	$22.2	$63.6	$19.5	$7.4	$(0.1)	$(7.4)	$(33.1)	$—	$330.6
Noninterest income	43.9	16.5	7.5	1.9	15.4	8.2	1.0	6.8	3.9	(0.3)	—	104.8
Noninterest expense	112.9	33.2	20.7	7.8	44.3	9.8	1.7	5.5	(5.8)	4.4	—	234.5
Provision for loan and lease losses	0.8	3.0	2.7	—	1.2	2.7	0.2	—	—	—	—	10.6
Tax provision (benefit)	21.6	23.7	13.2	7.5	13.8	5.9	2.2	0.5	0.2	(15.5)	—	73.1

Net income (loss)	$32.9	$38.4	$23.3	$8.8	$19.7	$9.3	$4.3	$0.7	$2.1	$(22.3)	$—	$117.2

Total assets at September 30	8,301	9,442	8,737	5,266	3,883	1,508	1,208	18	3,531	7,327	(7,816)	41,405
Goodwill at September 30	1,214	708	308	—	650	216	118	11	—	5	—	3,230
Average assets	8,109	9,171	8,674	5,139	3,838	1,535	1,221	27	3,401	7,236	(7,770)	40,581
Average loans and leases	6,099	7,867	8,215	—	2,847	1,348	1,022	8	28	35	(36)	27,433
Average deposits	14,894	3,698	10	2,256	7,206	9	35	24	215	—	(76)	28,271

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Wealth		Other	Reconciling	Consolidated
(Dollars in millions)	Banking	Banking	Finance	Other(1)	Banking	Finance	Banking	Management	Other(2)	BancWest(3)	Items(4)	Totals

Nine Months Ended September 30, 2005:
Net interest income	$546.7	$258.9	$176.0	$55.4	$216.7	$58.6	$24.2	$—	$(18.1)	$(125.4)	$—	$1,193.0
Noninterest income	191.9	60.3	21.8	13.2	44.0	23.5	2.9	21.2	15.4	(1.4)	—	392.8
Noninterest expense	489.4	107.7	64.2	22.1	131.5	33.4	4.4	18.0	(10.6)	6.3	—	866.4
Provision for loan and lease losses	7.6	(9.9)	18.4	(0.6)	1.3	7.6	0.6	—	1.1	(1.1)	—	25.0
Tax provision (benefit)	93.7	85.6	45.7	13.0	49.4	15.9	7.4	1.2	2.3	(54.1)	—	260.1

Net income (loss)	$147.9	$135.8	$69.5	$34.1	$78.5	$25.2	$14.7	$2.0	$4.5	$(77.9)	$—	$434.3

Average assets	13,613	10,608	9,303	7,808	4,137	1,589	1,267	17	3,822	9,206	(9,655)	51,715
Average loans and leases	10,058	9,099	8,819	—	3,136	1,406	1,067	—	28	17	(34)	33,596
Average deposits	19,991	4,428	15	2,389	7,785	10	51	34	213	—	(71)	34,845

Nine Months Ended September 30, 2004:
Net interest income	$369.5	$238.7	$156.6	$65.0	$178.8	$58.4	$26.4	$(0.3)	$(20.1)	$(99.1)	$—	$973.9
Noninterest income	132.1	51.1	16.7	5.3	45.3	23.6	10.3	20.6	11.8	(1.4)	—	315.4
Noninterest expense	327.8	99.7	59.1	17.3	131.7	29.6	8.4	17.5	(17.2)	10.8	—	684.7
Provision for loan and lease losses	3.0	3.4	24.5	—	3.6	6.9	0.5	—	(0.6)	0.1	—	41.4
Tax provision (benefit)	67.4	72.8	34.1	22.0	35.2	18.0	9.5	1.1	3.8	(45.7)	—	218.2

Net income (loss)	$103.4	$113.9	$55.6	$31.0	$53.6	$27.5	$18.3	$1.7	$5.7	$(65.7)	$—	$345.0

Average assets	7,968	8,926	8,409	4,842	3,697	1,521	1,245	25	3,318	7,140	(7,666)	39,425
Average loans and leases	5,947	7,601	8,000	—	2,708	1,333	1,074	9	33	41	(36)	26,710
Average deposits	14,642	3,520	9	1,902	7,019	8	25	26	202	—	(76)	27,277

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	The net interest income and noninterest income items in the Other column are related to Treasury activities and unallocated other income for all periods presented. The noninterest expense items in the Other column are related to Treasury activities and unallocated administrative items for all periods presented. The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented. The material average deposit items in the Other column relate to unallocated Treasury balances for the periods presented.

(2)	The net interest income and noninterest income items in the Other column are related to Treasury activities and unallocated other income and transfer pricing charges for all periods presented. The noninterest expense items in the Other column are unallocated administrative items for September 30, 2005. The noninterest expense items in the Other column are primarily from Treasury activities and unallocated administrative items for September 30, 2004. The material average asset items in the Other column are related to unallocated Treasury securities for the periods presented. The material average deposit items in the Other column are related to unallocated Treasury balances for the periods presented.

(3)	The Other BancWest column consists primarily of BancWest Corporation (Parent Company) and FHL Lease Holding Company, Inc.

(4)	The reconciling items are intercompany eliminations.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
11.	Subsequent Events
     On October 27, 2005, BancWest Capital I announced that on December 1, 2005 it will redeem all of the outstanding 9.50% Quarterly Preferred Securities issued by the trust. On the same day, the Company will redeem the $150 million of the Junior Subordinated Debentures plus any accrued and unpaid distributions owed to the Trust.

BancWest Corporation and Subsidiaries
EXHIBITS
PART II. OTHER INFORMATION

Item 6.	Exhibits
     The Exhibits listed below are filed or incorporated by reference as part of this Report.
(a)	Exhibits

10.1	Amendment No. 3 to BancWest Corporation Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K dated September 14, 2005.

12	Statement regarding computation of ratios

31	Section 302 Certifications

32	Section 1350 Certifications

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION

Date: November 14, 2005	By	/s/ Douglas C. Grigsby

Douglas C. Grigsby Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)