Form 10-K
period 2005-12-31
BANCWEST CORP/HI
filed 2006-03-29
CIK 36377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :
Commission file number: 0-7949
BANCWEST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0156159
(State of incorporation)	(I.R.S. Employer
Identification No.)
999 Bishop Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (808) 525-7000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None (Title of class)
     Indicate by check mark whether the registrant is a well known seasoned issuer (as defined in Section 405 of the Securities Act). Yes [   ] No [X]
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [   ]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [   ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: [ ]	Accelerated filer: [ ]	Non-accelerated filer: [X]
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]
     The aggregate market value of the common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.
     The number of shares outstanding of each of the registrant’s classes of common stock as of March 29, 2006 was:

Title of Class	Number of Shares Outstanding
Class A Common Stock, $0.01 Par Value	110,859,123
Documents Incorporated by Reference
Portions of the following documents are incorporated by reference in this Form 10-K: None

BancWest Corporation and Subsidiaries
(1) Not applicable
 i

BancWest Corporation and Subsidiaries
PART I
PART I
Item 1.     Business
GENERAL
     BancWest Corporation
     BancWest Corporation, a Delaware corporation (“BancWest”), is a registered financial holding company under the Bank Holding Company Act, as amended, and is a wholly owned subsidiary of BNP Paribas. As a financial holding company, BancWest is allowed to acquire or invest in the securities of companies in a broad range of financial activities. BancWest, through its subsidiaries, operates a general commercial banking business and other businesses related to banking. Its principal assets are its investments in Bank of the West, (“BOW”) a State of California-chartered bank and First Hawaiian Bank (“First Hawaiian” or “FHB”), a State of Hawaii-chartered bank. First Hawaiian is a wholly owned subsidiary of BancWest. At December 31, 2005 BancWest held 84.509% of the outstanding common stock of Bank of the West. The balance of Bank of the West’s common stock is held by BNP Paribas. See Note 4 (Transactions with Affiliates) to the Consolidated Financial Statements for additional information. In this report BancWest Corporation and subsidiaries is referred to as the “Company,” “we” or “our.” At December 31, 2005, the Company had consolidated total assets of $66.3 billion, total loans and leases of $43.7 billion, total deposits of $42.4 billion and total stockholder’s equity of $6.8 billion.
     On December 2, 2005, Bank of the West acquired Commercial Federal Corporation (“Commercial Federal”), of Omaha, Nebraska, the parent company of Commercial Federal Bank, for $34.00 for each share of Commercial Federal’s common stock in a cash transaction valued at $1.3 billion. Commercial Federal also paid a special one-time cash dividend of $.50 per share prior to completion of the merger. The banking operations of Commercial Federal were merged into Bank of the West on the date of the acquisition.
     On November 1, 2004, BancWest acquired Community First Bankshares, Inc. (“Community First”), of Fargo, North Dakota, for $32.25 for each share of Community First’s common stock in a cash transaction valued at $1.2 billion. The banking operations of Community First were merged into Bank of the West in the fourth quarter of 2004. Also on November 1, 2004, the Company acquired USDB Bancorp (“USDB”) and its banking operations were merged into Bank of the West in January 2005.
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
     At December 31, 2005, Bank of the West was the second largest commercial bank headquartered in California, with total assets of $55.2 billion, total loans and leases of $37.7 billion, total deposits of approximately $33.9 billion and total stockholders’ equity of $8.3 billion. Bank of the West conducts a general commercial banking business, providing retail and corporate banking, trust and insurance services to individuals, institutions, businesses and governments through 681 banking locations (663 full service retail branches and 18 limited service retail offices) and other commercial banking offices located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. Bank of the West also originates direct and indirect automobile loans and leases, recreational vehicle loans, recreational marine vessel loans, equipment leases and deeds of trust on single-family residences through a network of manufacturers, dealers, representatives and brokers in all 50 states.

BancWest Corporation and Subsidiaries
PART I
Bank of the West’s principal subsidiaries include:
•	Essex Credit Corporation engages in the origination of consumer loans for the purchase or refinancing of pleasure boats and recreational vehicles.

•	BW Insurance Agency, Inc., engages in the sale of property, casualty, life, accident and crop insurance.

•	BancWest Investment Services, Inc., formerly a subsidiary of BancWest, sells mutual funds and annuities to the general public through branches of Bank of the West and First Hawaiian.
     Bank of the West has been a leader in the improvement of the social and economic health of the communities in which it operates. Bank of the West has a long commitment to the development of housing for low-to-moderate income people through loans, investment in intermediaries and volunteer participation in such organizations as California Community Reinvestment Corporation, California Environmental Redevelopment Fund and the Low Income Housing Fund.
     On September 2, 2005 Bank of the West announced an increase in its community support to offer $75 billion in loans, investments, contributions and services to low- and moderate-income individuals, small businesses and community-based organizations. The new goal extends through 2015 and increases by 150% an earlier $30 billion goal announced in 2002. Since the announcement of its original initiative in 2002, Bank of the West has contributed and advanced $26 billion for these purposes.
     First Hawaiian Bank
     First Hawaiian is a State of Hawaii-chartered bank that is not a member of the Federal Reserve System. At December 31, 2005, First Hawaiian was the largest bank in Hawaii in terms of total deposits. The deposits of First Hawaiian are insured by the BIF and the SAIF of the FDIC to the extent and subject to the limitations set forth in the FDIA. First Hawaiian, the oldest financial institution in Hawaii, was established as Bishop & Co. in 1858 in Honolulu.
     At December 31, 2005, First Hawaiian had total assets of $11.6 billion, total loans and leases of $6.0 billion, total deposits of $8.6 billion and stockholder’s equity of $2.1 billion.
     First Hawaiian is a full-service bank conducting general commercial and consumer banking business and offering trust and insurance services to individuals, institutions, businesses and governments through 61 branches in Hawaii, Guam and Saipan.
     First Hawaiian’s principal subsidiaries include:
•	Bishop Street Capital Management Corporation, a registered investment adviser that serves the institutional and high net worth investment markets primarily in Hawaii and the Western United States. It is also the advisor to the Bishop Street Funds mutual fund family, and

•	First Hawaiian Leasing, Inc., which engages in commercial equipment and vehicle leasing.
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
     To further enhance First Hawaiian’s community reinvestment program and provide support for the development of additional affordable-housing rental units in Hawaii, First Hawaiian and other HCRC member institutions have subscribed to: (i) a $20.0 million tax-credit equity fund (“Hawaii Affordable Housing Fund II”), (ii) a $12.5 million tax-credit equity fund (“Hawaii Affordable Housing Fund III”), (iii) a $15.15 million tax-credit equity fund (“Hawaii Equity Fund IV, LLC (Class A)”) and subscription in a $35.9 million tax-credit equity fund (“Hawaii Equity Fund IV, LLC (Class B)”).
     Hawaii Affordable Housing Fund II, Hawaii Affordable Housing Fund III, and Hawaii Equity Fund IV, LLC (Classes A and B) (the “Funds”) have been established to invest in qualified low-income housing tax credit rental projects and to ensure that these

BancWest Corporation and Subsidiaries
PART I
projects are maintained as low-income housing throughout the required compliance period. First Hawaiian’s investments in these Funds are included in other assets. The investment in projects associated with the Affordable Housing Fund I was sold in 2003.
EMPLOYEES
     At December 31, 2005, the Company had 12,554 full-time equivalent employees. Bank of the West and First Hawaiian Bank had 10,832 and 2,219 employees, including part-time employees, respectively. None of our employees are represented by any collective bargaining agreements and our relations with employees are considered excellent.
MONETARY POLICY AND ECONOMIC CONDITIONS
     Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various regulatory authorities of the United States and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operation in securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions’ deposits. These actions may have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on investment securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies.
COMPETITION
     Competition in the financial services industry is intense. We compete with a large number of commercial banks (including domestic, foreign and foreign-affiliated banks), savings institutions, finance companies, leasing companies, mortgage companies, credit unions and other entities that provide financial services such as mutual funds, insurance and brokerage. Many of these competitors are significantly larger and have greater financial resources. In addition, the increasing use of the Internet and other electronic distribution channels has resulted in increased competition with respect to many of the products and services that we offer. As a result, we compete with financial service providers located not only in our home markets but also those elsewhere in the United States and abroad that are able to offer their products and services through electronic and other non-conventional distribution channels.
SUPERVISION AND REGULATION
     As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”), that has qualified and elected to be treated as a financial holding company, we are subject to regulation and supervision by the Federal Reserve Board. Our subsidiaries and branches are subject to regulation and supervision by the banking authorities of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Kansas, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Utah, Washington, Wisconsin, Wyoming, Guam and the Commonwealth of the Northern Mariana Islands, as well as by the FDIC (which is the primary federal regulator of our two bank subsidiaries) and various other regulatory agencies.
     The consumer lending and finance activities of BancWest’s subsidiaries are also subject to extensive regulation under various Federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices and Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.
     Financial Holding Company Status. On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLBA”) was signed into law. The GLBA amended the BHC Act to permit bank holding companies that qualify for the status of, and elect to be regulated as, financial holding companies, to engage in a wide range of financial activities, including securities underwriting and dealing, insurance underwriting and agency activities and merchant banking investment activities that are not permissible for other bank holding companies. Each activity is regulated by a functional regulator: a state insurance regulator in the case of insurance activities, the Securities and Exchange Commission in the case of broker-dealer or investment advisory activities, or the appropriate federal banking regulator in the case of a bank or thrift institution. The Federal Reserve Board is the supervisor of financial holding companies. Section 23A of the Federal Reserve Act, which severely restricts lending by an insured bank subsidiary to nonbank affiliates, remains in place.
     Financial holding companies are permitted to enter into new financial activities or acquire nonbank companies engaged in financial activities without the prior approval of the Federal Reserve Board, but may be subject to review by the Federal Trade

BancWest Corporation and Subsidiaries
PART I
Commission and the Department of Justice for antitrust considerations. However, approval of the Federal Reserve Board is generally required before acquiring more than 5% of the voting shares of another bank, savings association or bank holding company, before merging or consolidating with another bank holding company or before acquiring substantially all the assets of any bank or savings association. In addition, all banking acquisitions are reviewed by the Department of Justice for antitrust considerations. Our parent company, BNP Paribas, has also qualified and elected to become a financial holding company.
     A financial holding company that does not continue to meet all the requirements for financial holding company status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or to make acquisitions that are not generally permissible for all bank holding companies or to continue such activities. Under the BHC Act, bank holding companies that are not financial holding companies are generally limited to engaging in the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be properly incident thereto. Additionally, bank holding companies that are not financial holding companies generally must apply for and obtain the prior approval of, or provide prior notice to, the Federal Reserve Board to make acquisitions of companies engaged in permissible activities or to commence those activities de novo.
     In order for us to retain our status as a financial holding company and be able to continue to engage in or commence new financial activities not permissible for bank holding companies that are not financial holding companies and to acquire companies engaged in such activities, Bank of the West and First Hawaiian, as well as BNP Paribas, must remain “well capitalized” and “well managed.” In the case of Bank of the West and First Hawaiian, “well capitalized” has the same meaning as under the “prompt corrective action” guidelines described below, and “well managed” means that at each bank’s most recent examination the bank received at least a satisfactory composite rating and at least a satisfactory rating for management. Additionally, Bank of the West and First Hawaiian must continue to achieve a Community Reinvestment Act examination rating of at least satisfactory, otherwise we will be restricted from commencing, or making acquisitions of companies engaged in activities that are not permissible for bank holding companies that are not financial holding companies.
     Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength for each subsidiary bank and to make capital infusions into a troubled subsidiary bank. The Federal Reserve Board may charge a financial holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. This capital infusion may be required at times when a financial holding company may not have the resources to provide it. Any capital loan by us to one of our subsidiary banks would be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.
     Restrictions on Dividends and Transfers of Funds. As a holding company, BancWest’s principal source of cash revenue has been dividends and interest received from its bank subsidiaries. Each of the bank subsidiaries is subject to various state and federal regulatory restrictions relating to the payment of dividends. For example, if, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice. In addition, the Federal Reserve Board has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies should only pay dividends out of current operating earnings. Bank of the West and First Hawaiian are also subject to restrictions relating to the payment of dividends under California and Hawaiian law, respectively. The regulatory capital requirements of the Federal Reserve Board and the FDIC also may limit the ability of a bank holding company and its insured depository subsidiaries to pay dividends. See “Prompt Corrective Action” and “Capital Requirements” below.
     There are also statutory limits on the transfer of funds to a bank holding company and its nonbanking subsidiaries by its banking subsidiaries, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by a bank subsidiary to any single affiliate are limited in amount to 10% of the bank’s capital and surplus, or 20% in the aggregate to all affiliates. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.
     Depositor Preference. The Federal Deposit Insurance Act provides for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.
     Cross-Guarantee Liability of FDIC-Insured Bank Subsidiaries. Depository institutions insured by the FDIC can be held liable for any losses incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain specified conditions indicating that a “default” is likely to occur in the absence

BancWest Corporation and Subsidiaries
PART I
of regulatory assistance. Accordingly, in the event that any insured subsidiary of a bank holding company causes a loss to the FDIC, other insured subsidiaries of the bank holding company could be required to compensate the FDIC by reimbursing it for the amount of such loss. Any such obligation by our insured subsidiaries to reimburse the FDIC would rank senior to their obligations, if any, to us.
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
     Under the regulations adopted by the federal banking agencies to implement these provisions of FDICIA (commonly referred to as the “prompt corrective action” rules), a depository institution is “well capitalized” if it has (i) a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, (ii) a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, (iii) a leverage ratio (Tier 1 capital to average total assets) of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank that received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines). A depository institution is considered (i) “undercapitalized” if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or less than 3% in the case of a bank that received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines), (ii) “significantly undercapitalized” if it has (A) a total risk-based capital ratio of less than 6%, (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating. At December 31, 2005, all of BancWest’s subsidiary depository institutions were “well capitalized.”
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution is, or would thereafter be, undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System and to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under such guarantee is limited to the lesser of (i) an amount equal to 5% of the depository institution’s total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable to such institution as of the time it fails to comply with the plan. In the event of the holding company’s bankruptcy, such guarantee would take priority over claims of its general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
     As discussed above, if a depository institution is not well capitalized, its parent holding company cannot become, and, subject to a capital restoration plan, cannot remain, a financial holding company. In addition, the FDIC has adopted regulations under FDICIA prohibiting an insured depository institution from accepting brokered deposits (as defined by the regulations) unless the institution is “well capitalized” or is “adequately capitalized” and receives a waiver from the FDIC.
     FDIC Insurance Assessments. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). In recent years, our bank subsidiaries and other well capitalized and well managed depository institutions have not paid premiums for FDIC deposit insurance, while all other insured depository institutions have been required to

BancWest Corporation and Subsidiaries
PART I
pay premiums ranging from 3 to 27 cents per $100 of domestic deposits. However, well capitalized and well managed depository institutions may be required to pay premiums on deposit insurance in the future. The outcome of legislative and regulatory initiatives, the deposit insurance fund loss experience and other factors will determine the amount of such premiums.
     The Deposit Insurance Funds Act of 1996 (the “Deposit Funds Act”) separated the Financing Corporation (“FICO”) assessment to service the interest on FICO bond obligations from the BIF and SAIF assessments. The FICO annual assessment on individual depository institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-based assessment rate schedules. FICO assessment rates may be adjusted quarterly by the FDIC. The current FICO assessment rate is 1.32 cents per $100 of deposits. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.
     The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”, the “Act”), signed into law by President Bush on February 8, 2006 as part of the Deficit Reduction Act of 2005, provides for the establishment of a new Deposit Insurance Fund (the “DIF”) and the merger of each of the BIF and the SAIF into it. The Reform Act authorizes revisions to the FDIC’s current risk-based assessment system, but provides that the FDIC’s assessment regulations as in effect immediately before the date of the enactment of the Reform Act will continue to apply to all members of the DIF until such regulations are modified by the FDIC in accordance with the Act. With regard to factors affecting assessment rates, the Reform Act eliminates the designated reserve ratio previously in effect for the BIF and the SAIF of 1.25 percent of estimated insured deposits and directs the FDIC to designate a reserve ratio for the DIF for each calendar year within the range of 1.15 to 1.5 percent of estimated insured deposits. The Reform Act also provides for indexing of the $100,000 maximum deposit insurance coverage amount to reflect inflation, increases the deposit insurance coverage for retirement accounts to $250,000, and also provides for dividends of amounts in the DIF above certain specified thresholds from time to time and a one-time credit against assessments for certain insured depository institutions that capitalized the deposit insurance system. The dividends and the credit are to be determined on a historical basis concept utilizing an institution’s assessment base in 1996 and adding premiums paid since that time. The Reform Act calls for final FDIC regulations implementing the statute to be effective within 270 days after enactment of the Act, although the merger of the BIF and the SAIF into the DIF is to take place no later than the first day of the calendar quarter beginning after the 90-day period following enactment of the Reform Act.
     Capital Requirements. Bank holding companies and their insured depository institution subsidiaries generally are subject to risk-based capital guidelines issued by the U.S. federal banking agencies. However, the Federal Reserve Board has taken the position that where a U.S. bank holding company is a subsidiary of a foreign bank that has been determined by the Board to be “well-capitalized” and “well-managed” and that is a financial holding company, the subsidiary U.S. bank holding company as a general matter will not be required to comply with the Board’s capital adequacy guidelines for bank holding companies, although its subsidiary banks will remain subject to the regulatory capital requirements applicable to them. Accordingly, as a subsidiary of BNP Paribas, a foreign bank which satisfies these requirements, BancWest is not subject at this time to the Board’s capital adequacy guidelines, as described below. Bank of the West and First Hawaiian remain subject to the applicable capital adequacy requirements of the federal bank regulatory agencies (in their cases the FDIC). Under the capital requirements of the federal banking agencies, the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and, for bank holding companies and subject to certain limitations, qualifying noncumulative perpetual preferred stock, trust preferred securities and certain other so-called ‘restricted core capital elements,’ less most intangibles including goodwill (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses. In addition, banks and bank holding companies must maintain a Tier 1 leverage ratio (Tier 1 capital to average total assets) of at least 3% for institutions that meet certain specified criteria, including those having the highest supervisory rating, or at least 4% for all other institutions.
     The federal banking agencies’ risk-based capital guidelines explicitly identify concentrations of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. In addition, the federal banking agencies’ capital guidelines incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk capital rules require banking organizations with large trading activities to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal value-at-risk models, subject to parameters set by the regulators. The adoption of the market risk capital rules has not had a material effect on our business or operations.
     The Basel Committee on Banking Supervision published in 2004, and updated in 2005, a new set of risk-based capital standards (“Basel II”) in order to enhance the international capital standards that have been in place since 1988 (“Basel I”). Basel II adopts a three-pillar framework of minimum capital requirements, with more emphasis on supervisory assessment of capital adequacy and

BancWest Corporation and Subsidiaries
PART I
greater reliance on market discipline. Basel II also would include a separate capital requirement for operational risk. Although at the time Basel II was originally published in 2004, the Basel Committee indicated that Basel II would be fully implemented in 2008, on September 30, 2005, the U.S. federal banking agencies issued a joint statement setting forth a revised timeline for U.S. banking institutions. Under this timeline, transitional arrangements for implementing Basel II would begin in the United States no earlier than 2008, with full implementation occurring no earlier than 2012. The agencies have stated that they expect to issue a proposed rule for the domestic implementation of Basel II in the first quarter of 2006. The agencies have stated that the proposed domestic implementation of Basel II will retain both the existing prompt corrective action capital requirements, as discussed above in “Prompt Corrective Action,” and the Tier 1 leverage ratio requirement described above.
     Compliance with Basel II will be mandatory only for U.S. banking institutions with over $250 billion in banking assets or on-balance sheet foreign exposures of at least $10 billion, although certain other institutions may elect to comply voluntarily. As a result, the United States is expected to have a bifurcated regulatory capital framework upon the implementation of Basel II, which may result in the largest banking organizations being subject to different, and most likely lower, regulatory capital levels than those applicable to other banking organizations for the same or similar products. On October 6, 2005, the federal banking agencies jointly proposed revisions to Basel I that are intended to more closely align risk-based capital requirements with the risk inherent in various exposures and mitigate potential competitive disadvantages as the Basel II rules are implemented for the most complex internationally active banking organizations. Among other things, the proposed amendments would increase the number of risk-weight categories, permit greater use of external ratings as an indicator of credit risk for exposures for purposes of determining appropriate risk weight, expand the types of guarantees and collateral that may be recognized, modify risk weights associated with one-to-four family residential mortgages and apply certain credit conversion factors to certain types of commitments, as well as address the appropriate risk-based capital treatment of certain securitizations with early-amortization features.
     BancWest and its bank subsidiaries are not required to comply with Basel II under U.S. regulations. BNP Paribas will comply with Basel II and we may be required to comply with all or portions of the Basel II regime in accordance with French regulatory expectations.
     Privacy. The GLBA modified laws relating to financial privacy. The GLBA financial privacy provisions generally prohibit a financial institution, including BancWest and its bank subsidiaries, from disclosing nonpublic personal financial information about consumers to unaffiliated third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. A number of state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission, and other state legislatures are considering similar laws. These laws may make it more difficult for BancWest and its bank subsidiaries to share information with their marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.
     Anti-Money Laundering Initiatives and the USA PATRIOT Act. A major focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations that apply various requirements of the PATRIOT Act to financial institutions such as banks, broker-dealers, investment advisers, mutual funds and other entities. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In addition, the bank regulatory agencies are imposing heightened standards, and law enforcement authorities have been taking a more active role. Failure by a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. BancWest believes that the programs of its banking subsidiaries satisfy the requirements of the PATRIOT Act.
     Community Reinvestment Act. The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low- and moderate-income individuals and geographies. Should our bank subsidiaries fail to adequately serve their communities, potential penalties may include regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities or merge with or purchase other financial institutions.
     Real Estate Activities. FDIC regulations generally allow a majority-owned corporate subsidiary of a state non-member bank to make equity investments in real estate if the bank complies with certain investment and transaction limits and satisfies certain capital requirements (after giving effect to its investment in the majority-owned subsidiary). In addition, the regulations permit a subsidiary of an insured state non-member bank to act as a lessor under a real property lease that is the equivalent of a financing transaction, meets

BancWest Corporation and Subsidiaries
PART I
certain criteria applicable to the lease and the underlying real estate and does not represent a significant risk to the deposit insurance funds. In connection with our acquisition of Commercial Federal, we acquired certain subsidiaries that are involved in real estate activities that are considered impermissible activities under federal bank regulations. The Company and the Federal Reserve entered into an agreement whereby the Company would divest these activities within two years from the date of the acquisition, or December 2, 2007.
FUTURE LEGISLATION
     Legislation relating to banking and other financial services is often introduced in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which we and our subsidiaries operate. Management cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.
FOREIGN OPERATIONS
     Foreign outstandings are defined as the balances outstanding of cross-border loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets. At December 31, 2005, 2004 and 2003, we had no foreign outstandings to any country which exceeded 1% of total assets.
OPERATING SEGMENTS
     Information regarding the Corporation’s operating segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 20 (Operating Segments) to the Consolidated Financial Statements.
OTHER INFORMATION
     We make available free of charge on our website (www.bancwestcorp.com) the reports we file with the Securities and Exchange Commission (“SEC”), such as, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. These reports are posted on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.
Item 1A. Risk Factors
     The Company faces numerous risks, including those set forth below or those described elsewhere in this Annual Report on Form 10-K. The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect its business operations. Any of these risks may have a material effect on the Company’s business, financial condition, results of operations and cash flows.
Industry Factors
     Our business may be adversely affected by fluctuations in interest rates
     Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow our business. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could result in or contribute to an increase in nonperforming assets and charge-offs, which could adversely affect our business.
     Our net interest margin may be adversely affected by fluctuations in interest rates
     Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our net interest margin, that is, the difference between the interest rates we receive on interest earning assets, such as loans and investments, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. The impact could result in a decrease in our interest income relative to interest expense.

BancWest Corporation and Subsidiaries
PART I
     Terrorist activities and other international hostilities could have an adverse effect on the U.S. and international economies
     Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats or other international hostilities may result in a disruption of U.S. and global economic and financial markets and could adversely affect business and economic and financial conditions in the U.S., globally or in our principal markets.
     Changes in, or the adverse effects of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect our business
     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors in any of our securities. In the past, our business, as is the case with many banks, has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. Due to BNP Paribas’ controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of France and the Federal Reserve Board, which supervise and regulate BNP Paribas, may adversely affect our activities and investments and those of our subsidiaries in the future.
     Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding company and any financial holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary banks in circumstances where we might not otherwise do so.
     Refer to “Supervision and Regulation” above for discussion of other laws and regulations that may have a material effect on our business, prospects, results of operations and financial condition.
     Our business may be adversely affected by substantial competition
     Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the Western U.S. markets, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, mortgage bankers, and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer products and services similar to those offered by us, including many large securities firms and mutual fund complexes. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions and insurance companies that have substantial capital, technology and marketing resources. Such larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.
     The increasing number of nonbank competitors providing financing services could adversely affect our business
     Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Nonbank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.
     Changes in accounting standards could have a material impact on our financial statements
     From time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards governing the preparation of our financial statements. These changes are very difficult to predict and can materially impact how we record and report our financial condition and results of operations and other financial data.

BancWest Corporation and Subsidiaries
PART I
Company Factors
     Adverse economic conditions in California or Hawaii could adversely affect our business
     A substantial portion of our assets, deposits and fee income is generated in California and Hawaii. As a result, poor economic conditions in California or Hawaii may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the pace and scope of the recovery in the technology sector, and the California state government’s continuing budgetary and fiscal difficulties. Hawaii’s economy is dependent to a considerable degree on the level of tourism. If economic conditions in California or Hawaii decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The State of California continues to face fiscal challenges, the long-term impact of which on the State’s economy cannot be predicted with any certainty.
     Our business may be adversely affected by economic factors affecting certain industries we serve
     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, automobile loans and leases, recreational vehicle loans and recreational marine vessel loans. Accordingly, a downturn in these industries or sectors could have an adverse effect on our operations and the quality of our loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the commercial real estate industry, the agriculture industry and the construction industry. Recent increases in fuel prices and energy costs have adversely affected businesses in several of these industries. Industry-specific risks which are beyond our control could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.
     Economic conditions which have a disproportionate impact on small businesses may adversely affect our business
     A portion of our loan portfolio involves Small Business Administration loans to small businesses. Small businesses are generally less able to withstand adverse economic conditions than larger businesses. Adverse business and economic conditions could negatively impact the ability of small businesses to meet loan obligations and reduce the lending market for Small Business Administration loans which could have an adverse impact on our business.
     Our business strategy includes pursuing opportunistic acquisitions, which subject it to related risks
     Historically, an important component of our overall growth strategy is to make focused acquisitions of complementary banks and other businesses. Acquisition activity, by its nature, is not predictable and involves risks such as:
•	Lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses;

•	Potential unavailability of attractive acquisition candidates;

•	Potential disruption of management’s time and attention;

•	Possible loss of employees and customers of acquired banks or other companies;

•	Difficulty entering new and unfamiliar markets;

•	Incurring undiscovered liabilities or operational risks associated with acquired banks or other companies;

•	Incorrectly valuing acquisition candidates; and,

•	Inability to realize the growth opportunities of acquired businesses and inability to achieve efficiency goals.

BancWest Corporation and Subsidiaries
PART I
     Loss of our status as a financial holding company would adversely affect our business and prospects
     We have made an election under federal banking law to become a financial holding company. Financial holding companies are permitted to engage in a wide range of financial activities, insurance, merchant banking and real estate investments that are not permissible for other bank holding companies. In order to remain a financial holding company we must continue to meet certain regulatory requirements, including certain of our affiliates remaining “well-capitalized” under federal regulatory capital guidelines. If we are unable to meet these requirements, we may be unable to offer the services of a financial holding company which could adversely affect our business and prospects. If BNP Paribas were to no longer have the status of a financial holding company, we expect that this would also impair our status as a financial holding company.
     Regulatory constraints could limit our ability to make acquisitions and risks associated with potential acquisitions or divestitures or restructurings may adversely affect our business
     We may seek to acquire or invest in financial and non-financial companies that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. Any acquisitions, divestitures or restructurings may result in significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the integration or separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.
     Restrictions on dividends and other distributions could limit amounts payable to us
     As a holding company, a substantial portion of our cash flow comes from dividends our bank subsidiaries pay to us. Various statutory provisions and regulatory policies restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors would be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, would be entitled to receive any of the assets of the subsidiary.
     Privacy restrictions could adversely affect our business
     Our business model relies, in part, upon cross-marketing the services offered by our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition.
     Legal actions could expose us to substantial uninsured liabilities
     We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.
     We rely on third party vendors for important products and services
     Third party vendors provide various components of our business infrastructure such as internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

BancWest Corporation and Subsidiaries
PART I
     We are exposed to operational risk as a result of the scale and scope of our business, which could adversely affect our results of operations
     We are exposed to operational risk as a result of the scale and scope of our business. Operational risk is the risk of loss resulting from inadequate or failed internal processes, human factors and systems or external events. We continually assess and monitor operational risk in our business and provide for disaster and business recovery planning, including geographical diversification of our facilities; however, the occurrence of various events including unforeseeable and unpreventable events such as earthquakes, hurricanes or other natural disasters could still damage our physical facilities or our computer systems or software, cause delay or disruptions to operational functions, impair our clients, vendors and counterparties and adversely affect our results of operations.
     Our controls and procedures may fail or be circumvented
     Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures could have a material adverse affect on our business, results of operations and financial condition.
     We are controlled by BNP Paribas; our interests may not be the same as those of BNP Paribas
     BNP Paribas controls all of the outstanding shares of our common stock. As a result, BNP Paribas can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer and payment of dividends with respect to our common stock or other equity securities. BNP Paribas’ view of possible new businesses, strategies, acquisitions, divestitures or other initiatives may differ from ours. This may delay or hinder us from pursuing such initiatives.
     BNP Paribas’ financial condition could adversely affect our operations
     We have partly funded our operations through capital infusions and loans from BNP Paribas. Developments which negatively affect BNP Paribas could also have a negative effect on us. In addition, BNP Paribas’ credit ratings may affect our credit ratings. BNP Paribas is also subject to regulatory oversight and review by French, U.S. and other regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the French and European financial system, BNP Paribas and other developments concerning BNP Paribas, which may result in capital constraints as well as additional French and U.S. regulatory constraints.
Item 2.     Properties
     Bank of the West leases approximately 64,000 square feet of office space in downtown San Francisco, California which is its primary administrative headquarters. The space is in the same building that houses its San Francisco Main Branch at 180 Montgomery Street. In addition, Bank of the West leases a 133,000-square-foot, three-story administrative office in Walnut Creek, California.
     Through its acquisition of Commercial Federal Bank, Bank of the West acquired three large facilities in Omaha, Nebraska. A fourth facility is under construction. The first facility is located at 450 Regency Parkway, consists of 88,000 square feet and is currently utilized to house administrative functions. The second building located at 13220 California Street, consists of 44,500 square feet and is currently utilized to house a branch and the Midwest regional headquarters. The third building is located at 13505 California Street, consists of approximately 121,000 square feet and is currently utilized to house administrative and back office functions. The fourth building located at 13525 California Street will consist of approximately 121,000 square feet and is designed to be an operations and data center.
     As of December 31, 2005, 358 of Bank of the West’s active branches were located on land owned by Bank of the West. The remaining 323 active branches were located on leasehold properties. Bank of the West also has 12 surplus branch properties, of which six are currently subleased to others. Bank of the West leases 45 properties that are being utilized for administrative purposes.

BancWest Corporation and Subsidiaries
PART I
     The headquarters of BancWest Corporation and First Hawaiian, as well as the First Hawaiian main branch, are located in a modern banking center situated on a city block in downtown Honolulu, Hawaii owned in fee simple by First Hawaiian. That headquarters building, First Hawaiian Center, includes 380,000 square feet of office space. First Hawaiian owns an operations center located on approximately 123,000 square feet of fee simple land in an industrial area near downtown Honolulu. First Hawaiian occupies most of this four-story building. On Guam, First Hawaiian owns a five-story, 68,000-square-foot office building, including a branch, situated on fee simple property.
     As of December 31, 2005, 21 of First Hawaiian Bank offices in Hawaii and in Guam were located on land owned in fee simple by First Hawaiian. It had 39 branches in Hawaii, in Guam and in Saipan situated on leasehold premises or in buildings constructed on leased land and one Hawaii site that includes one fee simple and one leasehold parcel.
     See Note 10 (Premises and Equipment) to the Consolidated Financial Statements for additional information regarding the Company’s premises and equipment.
Item 3.     Legal Proceedings
     The information required by this Item is set forth in Note 21 (Litigation) to the Consolidated Financial Statements.
Item 4.     Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     BancWest is a wholly owned subsidiary of BNP Paribas and there is no public trading market for BancWest’s common equity. BancWest has no compensation plans that provide for issuance of its equity securities.
     State regulations place restrictions on the ability of our bank subsidiaries to pay dividends. Under Hawaii law, First Hawaiian Bank is prohibited from declaring or paying any dividends in excess of its retained earnings. California law generally prohibits Bank of the West from paying cash dividends to the extent such payments exceed the lesser of retained earnings and net income for the three most recent fiscal years (less any distributions to stockholders during such three-year period). At December 31, 2005, the aggregate amount of dividends that such subsidiaries could pay to BancWest under the foregoing limitations without prior regulatory approval was $931.5 million.
     During the years ended December 31, 2005, 2004 and 2003, no quarterly or annual cash dividends were paid on the Class A common stock.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 6.     Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001

Earnings:
(dollars in thousands)
Interest income	$2,505,175	$1,795,163	$1,678,790	$1,656,185	$1,323,649
Interest expense	880,120	442,825	385,207	465,330	507,135

Net interest income	1,625,055	1,352,338	1,293,583	1,190,855	816,514
Provision for loan and lease losses	37,004	49,219	81,295	95,356	103,050
Noninterest income	533,748	431,500	392,179	335,901	308,398
Noninterest expense	1,184,306	962,549	892,835	836,074	595,746

Income before income taxes and cumulative effect of accounting change	937,493	772,070	711,632	595,326	426,116
Provision for income taxes	347,080	298,693	272,698	233,994	171,312

Income before cumulative effect of accounting change	590,413	473,377	438,934	361,332	254,804
Cumulative effect of accounting change, net of tax (1)	—	—	2,370	—	—

Net income	$590,413	$473,377	$436,564	$361,332	$254,804

Cash dividends	$—	$—	$—	$—	$99,772

Balance Sheet Data Averages:
(dollars in millions)
Average assets	$53,346	$41,307	$35,898	$31,370	$19,461
Average securities available for sale at cost	9,037	6,324	4,737	3,154	2,267
Average loans and leases (2)	34,709	27,752	24,756	22,340	14,586
Average deposits	35,653	28,454	24,911	22,300	14,550
Average long-term debt	6,764	4,967	3,880	2,541	1,074
Average stockholder’s equity	6,025	4,631	4,063	3,441	2,079
Balance Sheet Data At Year End:
(dollars in millions)
Assets	$66,345	$50,054	$38,352	$34,749	$21,647
Securities available for sale	10,431	7,955	5,773	3,941	2,542
Loans and leases (2)	43,783	32,760	25,773	24,231	15,224
Deposits	42,411	33,614	26,403	24,557	15,334
Long-term debt	9,566	6,181	4,221	3,636	2,463
Stockholder’s equity	6,752	5,730	4,263	3,867	2,002
Selected Financial Ratios For the Year Ended:
Return on average total assets (ROA)	1.11%	1.15%	1.22%	1.15%	1.31%
Return on average stockholder’s equity (ROE)	9.80	10.22	10.74	10.50	12.25
Net interest margin (taxable-equivalent basis) (3)	3.64	3.88	4.31	4.57	4.73
Net loans and leases charged off to average loans and leases	0.17	0.23	0.30	0.53	0.56
Efficiency ratio (4)	54.86	53.96	52.96	54.76	52.96
Average equity to average total assets	11.29	11.21	11.32	10.97	10.68
At year end:
Allowance for loan and lease losses to total loans and leases	1.12	1.33	1.52	1.59	1.28
Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property	0.51	0.45	0.59	1.02	0.79
Allowance for loan and lease losses to nonaccruing loans and leases	2.54x	3.49x	2.93x	1.70x	2.00x
Regulatory Capital Ratios:
Leverage Ratio (5):
Bank of the West (6)	9.27%	9.69%	9.55%	9.17%	7.18%
First Hawaiian Bank	10.88	10.39	9.91	9.21	8.39
Union Safe Deposit Bank (6)	—	8.16	—	—	—
Tier 1 capital (risk-based):
Bank of the West (6)	9.43	10.57	10.72	9.93	7.85
First Hawaiian Bank	14.12	13.62	12.85	11.19	9.52
Union Safe Deposit Bank (6)	—	11.02	—	—	—
Total capital (risk-based):
Bank of the West (6)	10.79	12.41	12.94	12.23	10.90
First Hawaiian Bank	16.18	15.86	15.21	13.56	11.81
Union Safe Deposit Bank (6)	—	11.83	—	—	—

(1)	The Company adopted the consolidation provisions of FIN 46 in the third quarter for one variable interest entity (REFIRST, Inc.) formed prior to February 1, 2003.
(2)	These balances include loans held for sale and are not adjusted for loan and lease losses.
(3)	The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2005, 2004 and 2003) to make them comparable with taxable items before any income taxes are applied.
(4)	The efficiency ratio is noninterest expense as a percentage of net interest income plus noninterest income.
(5)	The capital leverage ratios are based on quarterly averages.
(6)	Union Safe Deposit Bank was merged into Bank of the West in January 2005.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
     Certain matters contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements (such as those concerning plans, expectations, estimates, strategies, projections and goals with respect to BancWest) involve risks and uncertainties that could cause actual results to differ materially from those discussed in this document. BancWest may make forward-looking statements in filings with the Securities and Exchange Commission (SEC), press releases, news articles, conference calls with analysts and when otherwise speaking on behalf of BancWest. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” You should carefully consider those risks and uncertainties in reading this document. Factor that could cause or contribute to such differences include, but are not limited to:
•	global, national and local economic and market conditions, specifically with respect to changes in the U.S. economy or regions of the United States where we operate, and geopolitical uncertainty;

•	the level and volatility of interest rates and currency values and the impact of changes in loan and deposit portfolios on our net interest margin;

•	government fiscal and monetary policies;

•	credit risks inherent in the lending process and provision for credit losses;

•	demand for loans, deposits and other banking services in the geographic regions where the BancWest operates;

•	the impact of intense competition in the rapidly evolving banking and financial services business;

•	extensive federal and state regulation of the business of BancWest and its banking and other subsidiaries, including the effects of current and pending legislation and regulations;

•	whether expected revenue enhancements and cost savings following acquisitions or otherwise are realized within expected time frames;

•	matters relating to the integration of BancWest’s business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, management retention, customer retention and financial performance;

•	BancWest’s reliance on third parties to provide certain critical services, including data processing;

•	the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Commission, bank regulatory agencies or other standard setting bodies;

•	technological changes;

•	pending or potential legal actions;

•	increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters and costs related thereto;

•	BNP Paribas’ control of BancWest and changes in the credit rating or financial condition of BNP Paribas;

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	other risks and uncertainties with respect to BancWest discussed in this document or described from time to time in Commission filings that BancWest makes; and

•	management’s ability to manage risks that result from these and other factors.
     Forward-looking statements are based on management’s current views about future events. Those statements speak only as of the date on which they are made. BancWest does not intend to update forward-looking statements, and, except as required by law, disclaims any obligation or undertaking to update or revise any such statements to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions on which forward-looking statements are based.
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
OVERVIEW
     BancWest Corporation (www.bancwestcorp.com) is a financial holding company with assets of $66.3 billion at December 31, 2005. It is a wholly owned subsidiary of Paris-based BNP Paribas. The Company is headquartered in Honolulu, Hawaii, with an administrative headquarters in San Francisco, California. As of December 31, 2005, its principal subsidiaries were Bank of the West (“BOW”) (663 full service retail branches and 18 limited service retail offices in Arizona, California, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming) and First Hawaiian Bank (“First Hawaiian” or “FHB”) (61 branches in Hawaii, Guam and Saipan). In this report, BancWest Corporation and Subsidiaries is referred to as “the Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent.”
Strategic Initiatives
    The Company has continued to implement a series of initiatives that are designed to improve customer service and expand our geographic footprint through acquisitions and branch expansion. The focus of the Company is to promote long-lasting customer service relationships through an array of financial products and services supported by advanced technology. The Company strives for a “high touch” personalized marketing position, promoting brand recognition through marketing and community outreach programs. The Company is developing a distribution model that will give regional management more decision making ability in the areas of lending and product pricing that will allow them to be more responsive to the local needs of our customers in our diverse markets. The Company is expanding its line of financial services to its customers through internal initiatives as well as acquisitions. This includes insurance services, where the Company continues to explore acquisitions of independent insurance agencies within the Company’s geographic footprint. Bank of the West currently operates 58 insurance agencies in eight states and is planning to expand the insurance operations through acquisitions. With the acquisition of Commercial Federal, the Company has significantly expanded its residential mortgage loan origination business. Three components of the origination business, including legacy Bank of the West, the joint ventures from Community First and the Commercial Federal mortgage division have been consolidated under one management team in Omaha. The Company plans to expand its sales force, which will operate in all of our markets.
     Bank of the West’s Commercial Banking Group is expanding geographically and has increased its product offerings for the Commercial Banking Division as well as the Agribusiness Banking Division and the Real Estate Industries Division. The Commercial Banking Group is leveraging the expanded footprint from the mergers with Community First Bankshares, Inc. and Commercial Federal through offices in Denver, Minneapolis, Phoenix, Las Vegas, Omaha, Des Moines and Kansas City.
     Bank of the West’s Consumer Finance Group will continue its expansion plans for its auto loan product throughout the Mid-West, including those states within the Bank’s new footprint resulting from the mergers with Community First and Commercial Federal Bank. Additional expansion of the auto loan product in adjacent markets is also being considered.
     First Hawaiian Bank’s focus is on its core markets of Hawaii, Guam and Saipan. Its primary focus is on deepening relationships with existing customers. Objectives include emphasis on effective client segmentation and cross-selling, largely through development and sale of segment-targeted packaged products and services. A Private Banking department within the Retail Banking Group focuses on private client relationship management, financial and estate planning and business development.
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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     First Hawaiian Bank has also made a series of organizational changes to place increased emphasis on wealth management services such as private banking, financial and estate planning and trust and investments, which are considered key sources of growth for FHB’s future. The organizational changes include renaming FHB’s Financial Management Segment to the Wealth Management Segment, in order to communicate the segment’s focus on management of wealth assets such as personal trusts, investment portfolios and real estate. The Wealth Management Segment also incorporates the Bank’s wholly-owned subsidiary, Bishop Street Capital Management Corporation, and acts as trustee and custodian of retirement and other employee benefit plans.
Acquisitions
     All acquisitions are accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations.” Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their relative fair values, with the excess recorded as goodwill.
Commercial Federal Corporation Acquisition
     On December 2, 2005, we acquired 100 percent of the outstanding stock of Commercial Federal Corporation, (“Commercial Federal”) a holding company that operated Commercial Federal Bank. The purchase price of approximately $1.3 billion was paid in cash. We recorded $910 million of goodwill and $95 million of identifiable intangibles related to the Commercial Federal acquisition.
     The final allocation of the purchase price will be established after completing the analysis to determine the fair values of Commercial Federal’s tangible assets and liabilities and identifiable intangible assets and final decisions regarding integration activities have been made. The acquisition of Commercial Federal added three new states to the Company’s footprint (Kansas, Missouri and Oklahoma) and added to our market share in Arizona, Colorado, Iowa and Nebraska. Commercial Federal operated 204 banking locations (199 full service retail branches and five limited service retail offices) in those seven states. At December 2, 2005, Commercial Federal had total assets of $10.0 billion, total deposits of $6.0 billion and loans of $7.9 billion. Beginning December 3, 2005, the results of operations of Commercial Federal were included in our Consolidated Financial Statements. The branches of Commercial Federal were fully integrated into BOW’s network on the date of acquisition.
     In connection with the acquisition, management is in the process of implementing various restructuring plans. These restructuring plans will target areas where there is a significant amount of overlap between the two companies. This includes consolidating administrative and support services, including sales and marketing, to focus the Company’s resources on activities that will promote growth. We will be consolidating excess facilities and evaluating those areas where we will be able to take advantage of existing facilities. We have estimated net cost savings of approximately $54 million per year beginning in 2007 from restructuring efforts. In 2006, the Company expects to realize net cost savings of approximately $47 million. Exit costs related to Commercial Federal activities are expected to approximate $47 million. We expect to finalize the estimates for these costs in the first half of 2006. Approximately 160 employees have been or will be displaced in conjunction with the acquisition. We are also expecting to incur conversion and restructuring expenses totaling approximately $21 million. In 2005, the Company incurred approximately $17 million of restructuring expenses related to the Commercial Federal acquisition. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by March 2007.
Insurance Agency Acquisitions
     During 2005, the Company increased its insurance business by acquiring the assets of Insurance One, Inc. on February 1, 2005 and purchasing Barlow Insurance Agency, Inc. on December 1, 2005. The combined purchase price of these agencies was $7.7 million, which was paid in cash. We recorded $4 million of goodwill and $3 million of other intangibles related to these acquisitions. We did not incur any exit costs related to these acquisitions.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Community First Bankshares Acquisition
     On November 1, 2004, we acquired 100 percent of the outstanding stock of Community First Bankshares, Inc. (Community First), a holding company that operated Community First National Bank (CFB). The purchase price of approximately $1.2 billion was paid in cash. We recorded $914 million of goodwill and $96 million of identifiable intangibles related to this acquisition.
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
USDB Bancorp Acquisition
     On November 1, 2004, we also acquired USDB Bancorp (USDB), parent company of Union Safe Deposit Bank. USDB was a holding company headquartered in Stockton, California, and operated 19 Union Safe Deposit Bank branches in San Joaquin and Stanislaus Counties in the Central Valley of California. The purchase price of approximately $245 million was paid in cash. We recorded $170 million of goodwill and $15 million of identifiable intangibles related to the USDB acquisition. The conversion and merger of Union Safe Deposit Bank into Bank of the West occurred in January of 2005.
CRITICAL ACCOUNTING ESTIMATES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2005. We have policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. However, given the sensitivity of our Consolidated Financial Statements to these accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.
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
•	Allowance for loan and lease losses (the “Allowance”): The Company’s allowance for loan and lease losses represents management’s best estimate of probable losses inherent in the existing loan and lease portfolio as of the balance sheet date. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem loans and leases existing at the balance sheet date (whether or not specifically identified at that date); (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral. Using this methodology, we allocate the Allowance to individual loans and leases and to the categories of loans and leases representing probable losses based on available information. At least quarterly, we conduct internal credit analyses to determine which loans and leases are impaired. As a result, we allocate specific amounts of the Allowance to individual loan and lease relationships. Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements describes how we evaluate loans for impairment. Some categories of loans and leases are not subjected to a loan-by-loan credit analysis. Management makes an allocation to these categories based on our analysis of historic trends of impairment and charge-offs of such loans and leases. Additionally, we allocate a portion of the Allowance based on risk classifications of certain loan and lease types. If general or specific regional economic factors were to improve or deteriorate significantly, we may need to revise our loss factors, thereby decreasing or increasing our allowance. Furthermore, the estimated fair value of collateral may differ from what is realized

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

•	Goodwill: Goodwill recorded on the books of the Company resulted from business acquisitions. It arose when the purchase price exceeded the assigned value of the net assets of acquired businesses. In each situation, it was based on estimates and assumptions that were subject to management’s judgment and was recorded at its estimated fair value at the time purchase accounting estimates of acquired entities were concluded. As of December 31, 2005, we had $5.2 billion in goodwill on our Consolidated Balance Sheet. The value of this goodwill is supported by the revenue we generate from our business segments. A decline in earnings as a result of material lack of growth, or our inability to deliver services in a cost-effective manner over a long time period, could lead to possible impairment of goodwill, and this would be booked as a write-down in our income statement. We perform an impairment test for goodwill annually, or as circumstances dictate, using a two-step process. The first step compares the estimated fair value of a reporting unit, which is an individual business segment of the Company, to its carrying amount. If the estimated fair value exceeds the carrying amount, no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is conducted whereby we assign estimates of fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. The implied fair value of goodwill is compared with the carrying amount of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. We performed the impairment testing of goodwill required under FAS No. 142 “Goodwill and Other Intangible Assets” for the year ended December 31, 2005, in the fourth quarter. Due to the inherent imprecision of projections used in the impairment test, a number of different scenarios were used. In addition to using anticipated balance sheet growth, scenarios for 25% more and 20% less than the anticipated growth were used. Furthermore, in projecting cash flows, a continuing value scenario as well as a terminal value scenario were used. Finally, two separate discount rate scenarios were used. The first discount rate used was the weighted average cost of capital, which is a composite of the after-tax cost of debt and cost of equity. The second discount rate was the cost of equity using a capital asset pricing model. The conclusion after testing under each of these scenarios was that there was no impairment of goodwill. However, the evaluation methodology for potential impairment is centered on the projection of cash flows into the future using present value techniques and, as such, involves significant management judgment in the modeling of estimates and assumptions. If the projected net cash flow assumptions are too high, or if the discount rate used is too low, there is a risk that impairment should have been recognized, but was not recorded.
FINANCIAL OVERVIEW
     Except as noted below, the acquisitions of Community First Bankshares, Inc. and USDB Bancorp in November 2004 and to some extent the December 2005 acquisition of Commercial Federal Corporation were the primary reasons for the growth in most revenues and expense categories in 2005 compared with 2004. The growth in period end 2005 balance sheet categories was primarily due to the December 2005 acquisition.
Income Statement Analysis
2005 compared with 2004
     The Company reported net income of $590.4 million, compared with $473.4 million, an increase of 24.7%. Net interest income was $1,625.1 million compared with $1,352.3 million, an increase of 20.2%. Average loans increased by $7.0 billion and average securities available for sale increased by $2.7 billion. While balance sheet growth contributed to the increase in net interest income, the net interest margin decreased 24 basis points (1% equals 100 basis points) as a result of the effects of a flattening yield curve in which short-term rates have risen more quickly than long-term rates. Noninterest income was $533.7 million compared with $431.5 million, an increase of 23.7%. The increase was partially due to increases in service charges on deposit accounts and other service charges and fees as a result of internal growth and income from bank-owned life insurance, partially offset by an other-than-temporary write-down on securities available for sale. Noninterest expense was $1,184.3 million compared with $962.5 million, an increase of 23.0%, partially due to increases in depreciation on vehicle and equipment operating leases, advertising and promotions as a result of internal growth and restructuring and integration costs.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Balance Sheet Analysis
     The Company had total assets of $66.3 billion at December 31, 2005, an increase of 32.5% from December 31, 2004. Securities available for sale totaled $10.4 billion, an increase of 31.1% from December 31, 2004. The increase over December 31, 2004 was partially due to purchases of securities. Loans and leases totaled $43.7 billion, up 33.7% from the prior year. The increase from the prior year was partially due to purchases of loans and internal growth. Deposits were $42.4 billion, up 26.2% from a year earlier. The increase over the prior year was partially due to growth in the customer base, with a majority of the growth from short-term certificates of deposits (CDs).
     The Company’s nonperforming assets were 0.51% of loans, leases and foreclosed properties at December 31, 2005, an increase from 0.45% at December 31, 2004. The allowance for loan and lease losses was $490.3 million, an increase of 12.4% from $436.4 million at December 31, 2004. The increase in the allowance for loan and lease losses was due to $37.0 million in provision for loan and lease losses and the transfer of $76.2 million of allowance from the acquisition of Commercial Federal, partially offset by net charge-offs of $59.3 million. The provision for loan and lease losses decreased by $12.2 million, or 24.8%, from $49.2 million in 2004.
RESULTS OF OPERATIONS
     Except as noted below, the acquisitions of Community First Bankshares, Inc. and USDB Bancorp in November 2004 and to some extent the December 2005 acquisition of Commercial Federal Corporation were the primary reasons for the growth in average earning assets and average interest-bearing deposits and liabilities in 2005 compared with 2004.
Net Interest Income
     2005 compared with 2004
     Net interest income increased to $1,625.1 million from $1,352.3 million, or 20.2%.
     The increase in net interest income was primarily the result of a $9.9 billion, or 28.5%, increase in average earning assets. The increase in our average earning assets was also partially the result of purchases of loans and securities available for sale and internal growth.
     2004 compared with 2003
     Net interest income increased to $1,352.3 million from $1,293.6 million, or 4.5%.
     The increase in net interest income was primarily the result of a $4.8 billion, or 16.1%, increase in average earning assets. The increase in our average earning assets in 2004 was predominately due to the acquisitions of Community First and USDB in November 2004, purchases of loans and securities available for sale and internal growth.
     Net Interest Margin
     2005 compared with 2004
     The net interest margin decreased by 24 basis points primarily due to short-term interest rates increasing faster than long-term rates. Our yield on earning assets increased by 45 basis points to 5.60% from 5.15%, while our rates paid on sources of funds increased by 85 basis points to 2.46% from 1.61%. The impact of our noninterest-bearing sources increased the margin by 16 basis points from 0.34% to 0.50%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     2004 compared with 2003
     The net interest margin decreased by 43 basis points in 2004 as compared with 2003. Our yield on earning assets decreased by 44 basis points to 5.15% from 5.59%, and our rates paid on sources of funds decreased by three basis points to 1.61% from 1.64%. The impact of our noninterest-bearing sources decreased the margin by two basis points from 0.36% to 0.34%.
Average Earning Assets
     2005 compared with 2004
     The increase in average earning assets was predominately due to increases in the average loan and lease portfolio and higher securities available for sale. The $7.0 billion, or 25.1%, increase in average total loans and leases was also due to increases in purchases of residential mortgages. Consumer, commercial and commercial real estate loans also grew due to strength in the Company’s markets and competitive interest rates. Average total securities available for sale were $9.0 billion, up $2.7 billion, or 42.9%.
     2004 compared with 2003
     The increase in average earning assets was predominately due to internal growth in the average loan and lease portfolio, higher average securities available for sale and the acquisitions of Community First and USDB in the fourth quarter of 2004. The $3.0 billion, or 12.1%, increase in average total loans and leases in 2004 was primarily due to increased consumer lending, purchased residential mortgages and loans and leases acquired from Community First and USDB. Average total securities available for sale were $6.3 billion, up $1.6 billion, or 33.5%, primarily due to internal growth and the two acquisitions.
Average Loans and Leases
     2005 compared with 2004
     The increase in loans and leases was also due to purchases and internal growth. Average consumer loans increased $1.3 billion, or 16.3%, partially due to growth in financing for recreational vehicles and pleasure boats. Average residential real estate loans grew by $2.3 billion, or 42.2%, partially due to loans purchased. Average commercial loans increased $1.6 billion or 28.8% and average commercial real estate loans increased $1.4 billion, or 30.5%.
     2004 compared with 2003
     A significant portion of the increase was due to loans and leases acquired from Community First and USDB. Average consumer loans increased $1.4 billion, or 20.7%, primarily due to growth in financing for autos, recreational vehicles and pleasure boats, while loan purchases increased the average residential mortgage portfolio. Average residential real estate loans increased by $0.7 billion due to purchases of loans, partially offset by net collections. The modest increase in commercial, financial and agricultural loans in both banks also contributed to the increase.
Average Interest-Bearing Deposits and Liabilities
     2005 compared with 2004
     The $8.4 billion, or 30.6%, increase in average interest-bearing deposits and liabilities was substantially due to increases in our customer deposit base, long-term debt and short-term borrowings. Average deposits increased partially due to our capital markets division issuing time certificates of deposits in excess of $100 thousand to business customers. The increase in average long-term debt was a result of increased borrowings from our parent company, BNP Paribas, and the Federal Home Loan Bank System. This includes advances acquired from Commercial Federal that were made by the Federal Home Loan Bank of Topeka, Kansas and were subsequently refinanced with the Federal Home Loan Bank of San Francisco, California. The increase in long-term debt was partially offset by the redemption of the junior subordinated debt owed to BancWest Capital I Trust. See Note 5 (Variable Interest Entities (VIEs)) to the Consolidated Financial Statements for additional information. The increase in short-term borrowings was primarily due to increases in short-term advances from the Federal Home Loan Bank System.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
2004 compared with 2003
     The $3.9 billion, or 16.6%, increase in average interest-bearing deposits and liabilities in 2004 as compared to 2003 was substantially due to organic growth in our customer deposit base and an increase in average long-term debt and average short-term borrowings. Average deposits increased substantially due to internal growth in regular and money market savings, foreign and time deposits, demand deposit and interest-bearing checking portfolios and partly due to the Community First and USDB acquisitions. Borrowings from the Federal Home Loan Bank System increased average long-term debt, while overnight Federal funds purchases were largely responsible for the increase in short-term borrowings.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis)
     The following table presents the consolidated average balance sheets, an analysis of interest income/expense and average yield/rate on a taxable-equivalent basis. The taxable-equivalent adjustment is made for items exempt from Federal income taxes (assuming a 35% tax rate for 2005, 2004 and 2003) to make them comparable with taxable items before any income taxes are applied.

	Year Ended December 31,
	2005			2004			2003
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Interest-bearing deposits in other banks:
Domestic	$5,879	$122	2.08%	$3,025	$53	1.75%	$3,232	$54	1.67%
Foreign	332,413	10,904	3.28	301,417	4,471	1.48	195,811	2,329	1.19

Total interest-bearing deposits in other banks	338,292	11,026	3.26	304,442	4,524	1.49	199,043	2,383	1.20
Federal funds sold and securities purchased under agreements to resell	494,923	16,347	3.30	344,528	5,292	1.54	200,456	2,379	1.19
Trading assets	3,849	96	2.49	7,722	171	2.21	50,598	1,329	2.63
Securities available for sale (1):
Taxable	8,944,696	336,292	3.76	6,303,327	219,052	3.48	4,722,007	174,187	3.69
Exempt from Federal income taxes	92,066	5,350	5.81	21,012	665	3.16	15,233	898	5.90

Total securities available for sale	9,036,762	341,642	3.78	6,324,339	219,717	3.47	4,737,240	175,085	3.70
Loans and leases (2) (3):
Domestic	34,328,820	2,103,836	6.13	27,387,252	1,536,239	5.61	24,398,117	1,468,447	6.02
Foreign	380,536	28,046	7.37	364,378	24,101	6.61	357,565	24,848	6.95

Total loans and leases	34,709,356	2,131,882	6.14	27,751,630	1,560,340	5.62	24,755,682	1,493,295	6.03
Other interest earning assets	257,111	10,188	3.96	173,546	6,335	3.65	123,635	5,623	4.55

Total earning assets	44,840,293	2,511,181	5.60	34,906,207	1,796,379	5.15	30,066,654	1,680,094	5.59

Noninterest-bearing assets:
Cash and due from banks	1,833,734			1,478,976			1,390,850
Premises and equipment	689,483			555,859			462,804
Other intangibles	264,551			200,453			204,764
Goodwill	4,376,523			3,409,012			3,227,064
Interest receivable	194,933			137,102			125,054
Bank-owned life insurance	809,815			401,373			273,250
Other assets	337,292			217,923			147,615

Total noninterest-bearing assets	8,506,331			6,400,698			5,831,401

Total assets	$53,346,624			$41,306,905			$35,898,055

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing deposits and liabilities:
Deposits:
Domestic:
Interest-bearing demand	$3,059,038	$5,232	0.17%	$2,169,238	$1,678	0.08%	$1,927,150	$1,534	0.08%
Savings	10,077,134	116,342	1.15	9,608,553	65,528	0.68	8,545,099	63,717	0.75
Time	10,672,692	297,839	2.79	7,273,233	121,811	1.67	6,707,813	109,622	1.63
Foreign	1,418,950	36,336	2.56	1,207,794	14,390	1.19	594,351	5,359	0.90

Total interest-bearing deposits	25,227,814	455,749	1.81	20,258,818	203,407	1.00	17,774,413	180,232	1.01
Short-term borrowings	3,834,847	123,137	3.21	2,200,059	29,285	1.33	1,875,304	21,424	1.14
Long-term debt	6,764,475	301,234	4.45	4,966,836	210,133	4.23	3,879,639	183,551	4.73

Total interest-bearing deposits and liabilities	35,827,136	880,120	2.46	27,425,713	442,825	1.61	23,529,356	385,207	1.64

Interest rate spread			3.14%			3.54%			3.95%
Noninterest-bearing deposits	10,424,776			8,195,163			7,137,066
Other liabilities	1,069,374			1,054,894			1,168,446

Total liabilities	47,321,286			36,675,770			31,834,868
Stockholder’s equity	6,025,338			4,631,135			4,063,187

Total liabilities and stockholder’s equity	$53,346,624			$41,306,905			$35,898,055

Impact of noninterest-bearing sources			0.50%			0.34%			0.36%

Net interest income and margin on total earning assets		1,631,061	3.64%		1,353,554	3.88%		1,294,887	4.31%

Tax equivalent adjustment		6,006			1,216			1,304

Net interest income		$1,625,055			$1,352,338			$1,293,583

(1)	Average debt securities available for sale were computed based on historical amortized cost, excluding the effect of FAS No. 115 adjustments.
(2)	Nonaccruing loans and leases, and loans held for sale have been included in the average loan and lease balances.
(3)	Interest income for loans and leases includes loan and lease fees of $30.1 million, $44.4 million and $62.7 million for 2005, 2004 and 2003, respectively.

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
     (c) changes in rate/volume (change in rate times change in volume).
     In this table, the dollar change in rate/volume is prorated to volume and rate proportionately.

	Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due To			Increase (Decrease) Due To
(dollars in thousands)			Net Increase			Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Interest-bearing deposits in other banks:
Domestic	$57	$12	$69	$(1)	$—	$(1)
Foreign	504	5,929	6,433	1,469	673	2,142

Total interest-bearing deposits in other banks	561	5,941	6,502	1,468	673	2,141
Federal funds sold and securities purchased under agreements to resell	3,041	8,014	11,055	2,067	846	2,913
Trading assets	(95)	20	(75)	(977)	(181)	(1,158)
Securities available for sale (1):
Taxable	98,079	19,161	117,240	55,452	(10,587)	44,865
Exempt from Federal income taxes	3,756	929	4,685	270	(503)	(233)

Total securities available for sale	101,835	20,090	121,925	55,722	(11,090)	44,632
Loans and leases (2) (3):
Domestic	415,773	151,824	567,597	172,038	(104,246)	67,792
Foreign	1,103	2,842	3,945	467	(1,214)	(747)

Total loans and leases	416,876	154,666	571,542	172,505	(105,460)	67,045
Other interest earning assets	3,272	581	3,853	1,969	(1,257)	712

Total earning assets	525,490	189,312	714,802	232,754	(116,469)	116,285

INTEREST EXPENSE
Deposits:
Domestic:
Interest-bearing demand	899	2,655	3,554	188	(44)	144
Savings	3,342	47,472	50,814	7,527	(5,716)	1,811
Time	72,573	103,455	176,028	9,418	2,771	12,189
Foreign	2,898	19,048	21,946	6,887	2,144	9,031

Total interest-bearing deposits	79,712	172,630	252,342	24,020	(845)	23,175
Short-term borrowings	32,357	61,495	93,852	4,024	3,837	7,861
Long-term debt	79,546	11,555	91,101	47,487	(20,905)	26,582

Total interest-bearing deposits and liabilities	191,615	245,680	437,295	75,531	(17,913)	57,618

Increase (decrease) in net interest income	$333,875	$(56,368)	$277,507	$157,223	$(98,556)	$58,667

(1)	Debt securities available for sale volume was computed based on historical amortized cost, excluding the effect of FAS No. 115 adjustments.
(2)	Nonaccruing loans and leases, and loans held for sale have been included in the computations of volume balances.
(3)	Interest income for loans and leases includes loan and lease fees of $30.1 million, $44.4 million and $62.7 million, for 2005, 2004 and 2003, respectively.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
NONINTEREST INCOME
     The following table reflects the key components of noninterest income for the years indicated:

	Year Ended December 31			2005/2004 Change		2004/2003 Change
(dollars in thousands)	2005	2004	2003	Amount	%	Amount	%

Service charges on deposit accounts	$198,779	$163,679	$155,243	$35,100	21.4%	$8,436	5.4%
Trust and investment services income	47,371	40,580	38,045	6,791	16.7	2,535	6.7
Other service charges and fees	197,315	153,911	142,030	43,404	28.2	11,881	8.4
Net gains (losses) on securities available for sale	(1,737)	873	4,289	(2,610)	—	(3,416)	(79.6)
Vehicle and equipment leases income	22,291	17,092	—	5,199	30.4	17,092	—
Income from bank-owned life insurance	29,303	12,475	9,416	16,828	134.9	3,059	32.5
Other	40,426	42,890	43,156	(2,464)	(5.7)	(266)	(0.6)

Total noninterest income	$533,748	$431,500	$392,179	$102,248	23.7%	$39,321	10.0%

     Included in other service charges and fees are loan prepayment fees, the majority of which are related to commercial loans, of $7.4 million, $7.5 million and $8.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. These fees generally arise during a falling interest rate environment as those customers who prefer fixed-rate loans seek to refinance. The fees are cyclical and typically lower during an increasing interest rate environment.
     Except as noted below, the acquisitions of Community First Bankshares, Inc. and USDB Bancorp in November 2004 were the primary reasons for the increases in noninterest income in 2005 compared with 2004.
     2005 compared with 2004
     The increase in service charges on deposit accounts was partially due to increased overdraft and insufficient funds charges on personal checking accounts as a result of growth in our customer base.
     The increase in other service charges and fees was also partially due to increased commissions on the sale of insurance products and debit card fees as a result of internal growth. In addition there were increased fees from merchant credit card transactions from new and existing customers.
     The decrease in net gains on securities available for sale was due to an other-than-temporary write-down of $1.8 million on certain equity securities recorded in the fourth quarter of 2005. See Note 6 (Securities Available for Sale) to the Consolidated Financial Statements.
     The increase in income from bank-owned life insurance was mostly the result of increased investment activity.
     2004 compared with 2003
     The increase in service charges on deposit accounts was due to increased overdraft and insufficient funds charges on personal checking accounts acquired as a result of our acquisitions of Community First and USDB in November 2004 and an increase in average deposit balances of approximately 14.2%, partially offset by lower account analysis income.
     The increase in other service charges and fees was partially attributed to higher merchant services fees resulting from an increase in the number of retail merchant accounts and higher retail sales volume. Higher fees from debit card and ATM transactions also contributed to the increase in 2004 as compared with 2003.
     The increase in vehicle and equipment operating lease income was due to accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases. See Note 9 (Operating Leases) to the Consolidated Financial Statements for additional information.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
NONINTEREST EXPENSE
     The following table reflects the key components of the change in noninterest expense for the years indicated:

	Year Ended December 31,			2005/2004 Change		2004/2003 Change
(dollars in thousands)	2005	2004	2003	Amount	%	Amount	%

Personnel:
Salaries and wages	$435,747	$359,480	$342,985	$76,267	21.2%	$16,495	4.8%
Employee benefits	177,966	141,104	139,198	36,862	26.1	1,906	1.4

Total personnel expense	613,713	500,584	482,183	113,129	22.6	18,401	3.8
Occupancy	115,255	91,770	87,514	23,485	25.6	4,256	4.9
Outside services	105,859	85,222	85,315	20,637	24.2	(93)	(0.1)
Intangible amortization	40,947	26,535	23,054	14,412	54.3	3,481	15.1
Equipment	60,507	49,814	47,197	10,693	21.5	2,617	5.5
Depreciation-vehicle and equipment operating leases	19,030	15,275	—	3,755	24.6	15,275	—
Restructuring and integration costs	22,471	16,144	—	6,327	39.2	16,144	—
Stationery and supplies	33,031	25,054	25,416	7,977	31.8	(362)	(1.4)
Advertising and promotions	28,828	26,717	23,535	2,111	7.9	3,182	13.5
Other	144,665	125,434	118,621	19,231	15.3	6,813	5.7

Total noninterest expense	$1,184,306	$962,549	$892,835	$221,757	23.0%	$69,714	7.8%

     2005 compared with 2004
     In November 2004, the Company acquired Community First and USDB. Except as noted below, all year over year variances were predominately due to these acquisitions.
     The increase in depreciation on vehicle and equipment operating leases was the result of accounting for auto leases originated from February through July 2004 as operating leases rather than direct finance leases. See Note 9 (Operating Leases) to the Consolidated Financial Statements for additional information.
     The increase in advertising and promotions expense was due to higher advertising activities in 2005 related to deposit campaigns and campaigns to promote brand recognition.
     The $22.5 million in restructuring and integration costs for 2005 were related to the acquisitions of Community First, USDB and Commercial Federal. Restructuring expenses were comprised of $14.6 million in contracted services, $1.5 million in travel-related expense, $2.2 million in stationery and supplies, $1.8 million in salaries and benefits, $0.2 million in advertising and promotions, $0.4 million in occupancy and $1.8 million in other miscellaneous expenses.
     2004 compared with 2003
     The increase in salaries and wages expense in 2004 as compared with 2003 was attributable to a higher full-time equivalent employee count partly due to the acquisitions of Community First and USDB.
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
     The $16.1 million in restructuring and integration costs for 2004 were related to the acquisitions of Community First and USDB and were comprised of $10.9 million in contracted services, $1.7 million in travel related expenses, $1.6 million in stationery and supplies, $0.6 million in salaries and benefits, $0.6 million in advertising and promotions and $0.7 million in other miscellaneous expenses.
     The increase in other noninterest expense was partially due to higher fees resulting from increased transaction volume related to airline branded credit cards, significantly offset by a decrease in the residual value of certain leveraged leases in 2003 and lower split dollar life insurance expenses as a result of marking policies to cash surrender value.
OPERATING SEGMENTS
     Our reportable segments are the operating segments that we use in our internal reporting at Bank of the West and First Hawaiian Bank. Bank of the West’s segments operate primarily in Arizona, California, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. Certain Bank of the West segments conduct business nationwide. Although First Hawaiian Bank’s segments operate primarily in Hawaii, it also has significant operations outside the state, such as leveraged leasing and branches in Guam and Saipan. It also has significant operations extending to California through its automobile dealer flooring and financing activities.
Bank of the West
     2005 compared with 2004
     Bank of the West’s net income increased to $525.6 million, up $106.5 million, or 25.4%. Net interest income increased $256.4 million or 22.2%, primarily due to higher balances in earning assets from the acquisitions of Community First, USDB and Commercial Federal. Noninterest income increased $107.9 million, or 37.5%. The increase was due to increases in service charges on deposit accounts, debit card interchange revenue, brokerage service fees, insurance commissions and trust and syndication fees. These increases were primarily the result of the acquisitions in 2004 of Community First and USDB and to some extent the 2005 Commercial Federal acquisition. Noninterest expense increased $219.6 million, or 30.4%. The increase was primarily due to increases in salaries and benefits and direct occupancy costs related to the 2004 and 2005 acquisitions along with additional expenses related to two de nova branches. The provision for credit losses decreased by $12.3 million.
     Average assets increased $11.0 billion to $42.9 billion. Average loans increased by $6.5 billion, or 28.8%, predominately due to the acquisitions and purchases of residential loans. Average deposits increased $6.4 billion, or 30.1%, predominately due to the acquisitions and an increase in short-term certificates of deposits.
     2004 compared with 2003
     Bank of the West’s net income increased to $419.1 million, up $28.3 million, or 7.2%. Net interest income increased $62.7 million, or 5.7%, primarily due to higher balances in earning assets resulting from the acquisitions of Community First and USDB. Noninterest income increased $41.8 million, or 17.0%. The increase is mostly due to an increase in commission fees, syndication fees, gains on the sale of Small Business Administration (“SBA”) loans and recording lease payments under the operating lease method of accounting from February to July 2004, offset by a decrease in service charges and SBA servicing income. Noninterest expense increased $89.7 million, or 14.2%. The provision for credit losses decreased by $31.1 million.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Regional Banking
     2005 compared with 2004
     The Regional Banking segment’s net income increased $75.4 million, or 54.8% from $137.5 million to $212.9 million. Net interest income increased $252.2 million or 49.4% from last year. The increase is primarily due to the growth in average loans outstanding due to the full year effect of the Community First and USDB acquisitions in November 2004. Additionally the overall interest margin on liabilities increased 41 basis points from 2004 while the interest margin on loans decreased 7 basis points. Noninterest income increased $90.6 million or 51.3%. The increase is predominately due to increased service charges on deposit accounts, an increase in debit card interchange revenue and increases in brokerage service and insurance commission fees. Noninterest expense increased $215.7 million or 47.3%. The increase is primarily due to an increase in compensation expenses and direct occupancy costs related to branches added with the acquisitions of Community First, USDB and Commercial Federal.
     Average loans and leases increased $4.5 billion or 71.3%. The increase is primarily due to real estate residential loan purchases throughout the year and from the Community First acquisition in the fourth quarter of 2004.
     Average deposits increased $5.4 billion or 36.0%. The increase is primarily due to growth in core deposits and the Community First acquisition in 2004.
     2004 compared with 2003
     The Regional Banking segment’s net income increased $1.8 million, or 1.3%, from $135.7 million to $137.5 million in 2004 as compared with 2003. Net interest income increased $15.1 million or 3.1% from the prior year. The increase is primarily related to a larger transfer pricing adjustment in 2004, offset by a 68 basis point decrease in the margin on demand deposits. Noninterest income increased $13.4 million or 8.2%. The increase is primarily due to increased service charges on deposit accounts, an increase in debit card interchange revenue and investment sales fees. Noninterest expense increased $32.6 million or 7.7%. The increase is primarily due to an increase in compensation expenses, direct occupancy costs related to two de novo branches and increased third party vendor contracts.
     Commercial Banking
     2005 compared with 2004
     The Commercial Banking segment’s net income increased to $186.7 million, up $33.9 million, or 22.2%, from $152.8 million. Net interest income increased $37.1 million, or 11.6% due to increases in loans and leases, partially offset by increases in deposits, rates paid on deposits and lower margins on loans and leases. Noninterest income increased $12.5 million, or 18.4%. The increase is primarily related to increased trust and syndication fees, partially offset by a decrease in asset management fees due to the closure of Eureka Investment Advisors in the fourth quarter of 2004. Noninterest expense increased $9.9 million, or 7.3%. The increase is partly due to higher compensation and employee healthcare benefits resulting from the acquisitions and internal growth. The provision for credit losses decreased by $13.5 million in 2005, primarily related to an improvement in credit quality and an increase in net recoveries.
     Average loans and leases in 2005 increased 20.5% from 2004 to $9.3 billion. The increase was partly due to new equipment leases and SBA lending. The interest margin on loans and leases decreased 20 basis points to 2.54% during 2005 due to declining margins in all product categories.
     Average deposits increased 24.6% to $4.5 billion in 2005. The increase was partly due to higher time deposits and short-term negotiable CD’s. The deposit margin increased 9 basis points to 1.75% in 2005. The increase in the deposit margin from the prior year is due to an increase in transfer pricing on demand deposit accounts, which increased by $312 million, or 20.0%, with much of the increase related to title company activity.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     2004 compared with 2003
     The Commercial Banking segment’s net income decreased to $152.8 million in 2004, down $1.1 million, or 0.7%, from $153.9 million in 2003. Net interest income increased $2.9 million, or 0.9%. Noninterest income increased $19.7 million, or 40.8%. The increase is partially related to increased commission fees, syndication fees and gains on the sale of SBA loans from the growth in the SBA portfolio, partially offset by decreased service charges and Small Business Administration (SBA) servicing income. Noninterest expense increased $17.7 million, or 15.1%. The increase is partly due to higher compensation and employee healthcare benefits. Provision for credit losses increased by $2.0 million in 2004 to $1.4 million primarily related to a large recovery in 2003.
     Consumer Finance
     2005 compared with 2004
     The Consumer Finance segment’s net income increased $16.6 million, or 22.0% to $92.2 million compared to $75.6 million in 2004. Net interest income was $233.6 million, compared with $212.2 million in 2004, an increase of 10.1%, primarily due to the increase in earning assets that resulted from the 2004 acquisitions. Noninterest income increased $5.6 million, or 23.0% to $30.0 million. The increase is partially due to recording lease payments as noninterest income for all auto leases recorded under the operating method of accounting from February through July 2004. Noninterest expense increased $4.7 million to $86.2 million in 2005. The increase is due primarily to higher employee salaries and healthcare benefits due to increased staffing from the acquisitions and internal growth, as well as an increase in operating lease expense due to a full year of depreciation under the operating method of accounting for auto leases. These increases were offset by a reduction in certain allocated costs. The provision for credit losses decreased $4.5 million from $29.5 million in 2004 to $25.0 million in 2005, due to an improvement in credit quality.
     Average assets in 2005 were $9.4 billion compared to $8.5 billion in 2004, an increase of 10.4%. This increase is due to increased indirect loan production and the addition of assets from the acquisition of Community First in the fourth quarter of 2004.
     2004 compared with 2003
     The Consumer Finance segment’s net income increased $12.6 million in 2004, or 20.0% to $75.6 million compared to $63.0 million in 2003. Net interest income was $212.2 million, compared to $207.1 million in 2003, an increase of 2.5%. Noninterest income increased $12.6 million, or 106.8% to $24.4 million. The increase is partially due to recording lease payments as noninterest income for all auto leases recorded under the operating method of accounting from February through July 2004. This increase was partially offset by lower gains on sales of loans through our Essex subsidiary, which were down $5.0 million in 2004. In February 2004, Essex began retaining a percentage of new loan originations in its own portfolio. In previous years, Essex sold 100% of its loan originations. Noninterest expense increased $21.2 million to $81.5 million in 2004 as compared with 2003. The increase is due primarily to higher employee salaries and healthcare benefits, a decrease in deferred loan origination costs and higher depreciation expense as a result of the accounting for certain vehicle leases as operating leases. The provision for credit losses decreased $25.1 million from $54.6 million in 2003 to $29.5 million in 2004, due to an improvement in credit quality.
First Hawaiian Bank
     2005 compared with 2004
     First Hawaiian Bank’s net income increased to $171.9 million, up $28.3 million, or 19.7%. Net interest income increased $53.9 million, or 16.3%, primarily due to higher balances of earning assets and an increase in the net interest margin. The increase in earning assets was primarily in loans and leases and investment securities and was funded by growth in deposits, primarily time and demand deposits. The increase in the net interest margin was primarily due to the Bank’s ability to control rates paid on deposit accounts in the rising interest rate environment and high growth in noninterest bearing demand deposits.
     Noninterest income decreased $4.1 million, or 2.8%, primarily due to a gain on the sale of a lease in 2004 and a decrease in account analysis fees resulting from higher earnings credit rates in 2005. The decreases were partially offset by an increase in income earned on bank owned life insurance and debit card interchange fees due to an increase in volume in 2005.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Noninterest expense increased $9.2 million, or 4.1%, primarily due to increases in occupancy and furniture and equipment expense resulting from higher levels of building maintenance and depreciation on the branch platform automation system.
     Average assets increased 10.5% to $11.0 billion, largely a result of increased loans and investment securities. Average loans increased by $0.5 billion, or 9.4%, resulting from growth in commercial and residential real estate and consumer loans. Average deposits increased $0.8 billion, or 11.2%, primarily due to an increase in demand and time deposits.
     2004 compared with 2003
     First Hawaiian Bank’s net income increased to $143.6 million, up $7.6 million, or 5.6%. Net interest income decreased $1.9 million to $329.8 million. The decrease in net interest income was a result of declining yields earned on loans and leases and other earning assets which outpaced the decrease in deposit costs. This decrease was partially offset by an increase in earning assets, primarily loans and leases and investment securities, which was funded by increased core deposits.
     Noninterest income remained relatively constant, decreasing by $0.7 million. The decrease in gains on sale of mortgage loans and certain other assets in 2003 were offset by a gain in sale of a certain leveraged lease in 2004.
     Noninterest expense decreased $15.0 million, or 6.2%, primarily due to lower salaries and benefits and occupancy costs in 2004. These decreases were partially offset by an accrual for estimated losses related to credit card transactions processed on behalf of an airline which had filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in December 2004.
     Average assets increased 6.0% to $9.9 billion, primarily as a result of increased loans and investment securities. Average loans increased by $226 million, or 4.5%. Average deposits increased $573 million, or 8.4%, primarily due to an increase in demand deposits and savings and time deposits.
     Retail Banking
     2005 compared with 2004
     The Retail Banking segment’s net income increased to $110.7 million, up $34.1 million, or 44.5%. Net interest income increased $51.3 million, or 21.0%, primarily due to higher balances in earning assets. Noninterest income decreased $1.5 million, or 2.5%. Noninterest expense increased $1.4 million compared to the prior year. The provision for credit losses decreased $2.7 million, or 55.1%. The decrease in the provision for credit losses was a result of recoveries in 2005.
     Average assets increased 11.3% to $4.2 billion, primarily due to increases in loans of $0.4 billion. The increase in loans was primarily in residential and commercial real estate. Average deposits increased 10.9% to $7.9 billion, primarily due to an increase in demand, savings and time deposits.
     2004 compared with 2003
     The Retail Banking segment’s net income increased to $76.6 million, up $8.1 million, or 11.8%. Net interest income increased $14.7 million, or 6.4%, primarily due to higher earning asset balances. Noninterest income remained the same at $59.6 million. Noninterest expense increased due to higher allocated expenses, partially offset by a decrease in occupancy expense corresponding to the purchase of the First Hawaiian Center in December 2003. The provision for credit losses decreased $1.4 million, or 22.2%.
     Consumer Finance
     2005 compared with 2004
     Average assets increased 4.6% to $1.6 billion, partly due to increases in consumer and dealer flooring loans.
     Consumer Finance’s net income decreased to $36.3 million, down $0.3 million, or 0.8%. Net interest income of $78.5 million was comparable to the prior year with an increase of $0.4 million. Noninterest income remained relatively constant at $31.7 million. Noninterest expense increased by $2.4 million or 6.1%, partially due to an increase in outside services. The provision for credit losses increased $0.2 million, or 2.0%.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     2004 compared with 2003
     Consumer Finance’s net income decreased to $36.6 million, down $0.6 million, or 1.6%. Net interest income of $78.1 million compared to $74.2 million in the prior year, an increase of 5.3%. The increase was primarily the result of increased interest income on higher loan balances. Noninterest income decreased $4.0 million, or 11.2%. The decrease was caused by lower gains on the sale of mortgages in 2004 compared to 2003. Noninterest expense decreased $1.6 million, or 3.9%. The provision for credit losses increased $0.3 million, or 3.2%.
     Commercial Banking
     2005 compared with 2004
     Commercial Banking’s net income decreased to $16.9 million, down $6.2 million, or 26.8%, primarily due to a $6.9 million gain on the sale of a lease in the second quarter of 2004. Net interest income decreased $2.0 million, or 5.8%. Noninterest income decreased $7.9 million, or 69.9%, due to the gain on sale of a lease in the second quarter of 2004. Noninterest expense increased $0.4 million, or 4.1%, compared to the same period in the prior year.
     Average assets of $1.3 billion were 12.0% higher than the prior year.
     2004 compared with 2003
     Commercial Banking’s net income decreased to $23.1 million, down $1.7 million, or 6.9%. Net interest income decreased $8.2 million, or 19.3%, primarily due to lower earning assets. Noninterest income increased $0.6 million, or 5.6%, partly due to a $6.9 million gain on the sale of a lease in the second quarter of 2004, partially offset by a $4.1 million net gain on sale of the net investment in a lease and a gain on sale of low income housing investments in 2003. Noninterest expense decreased $3.1 million, or 24.2%. The decrease was partly due to a $4.1 million pretax reduction in net investments of certain leverage leases in 2003. The provision for credit losses of $0.7 million decreased $4.1 million, or 85.4%, due to an improvement in credit quality.
     Wealth Management
     2005 compared with 2004
     The Wealth Management segment’s net income of $2.2 million increased $0.3 million from 2004. Noninterest income increased by $0.7 million, or 2.6% over the prior year. Noninterest expense increased by $0.6 million, or 2.5% compared to the same period in the prior year.
     2004 compared with 2003
     The Wealth Management segment’s net income of $1.9 million increased $0.8 million from 2003. Noninterest income of $27.2 million increased by $1.3 million, or 5.0%. Noninterest expense increased $0.2 million, or 0.9% compared to the same period in the prior year.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SECURITIES AVAILABLE FOR SALE
     A significant portion of the $2.5 billion, or 31.1% increase in securities available for sale from December 31, 2004 to December 31, 2005 was due to the acquisition of Commercial Federal with the remaining increase due to purchases of securities.
     The Company focuses on the following four objectives for its available-for-sale portfolio:
•	Support its need for liquidity to fund loans or to meet unexpected deposit runoff. Liquidity can be met by having investments with relatively short maturities and/or a high degree of marketability.

•	Act as a vehicle to make meaningful shifts in the Company’s overall interest rate risk profile.

•	Provide collateral to secure the Company’s public and private funds-taking activities in addition to supporting other related Treasury strategies.

•	Provide the maximum level of after-tax earnings consistent with the safety factors of quality, maturity, liquidity and risk diversification.
LOANS AND LEASES
     The following table presents the major categories of the loan and lease portfolio as of December 31 for the years ended:

(dollars in millions)	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$7,117	$6,027	$4,492	$4,803	$2,388
Real estate:
Commercial	8,169	6,707	5,146	4,806	2,957
Construction	3,102	1,494	953	972	464
Residential	12,079	6,700	5,020	4,749	2,228

Total real estate loans	23,350	14,901	11,119	10,527	5,649
Consumer	10,652	9,244	7,345	6,021	4,462
Lease financing	2,203	2,133	2,417	2,399	2,293
Foreign loans	383	384	349	396	386

Total loans and leases	43,705	32,689	25,722	24,146	15,178
Less allowance for loan and lease losses	490	437	392	384	195

Total net loans and leases	$43,215	$32,252	$25,330	$23,762	$14,983

Total loans and leases to:
Total assets	65.9%	65.3%	67.1%	69.5%	70.1%
Total interest earning assets	78.6%	78.0%	79.5%	84.3%	83.8%
Total deposits	103.1%	97.2%	97.4%	98.3%	99.0%

     The loan and lease portfolio is the largest component of total earning assets and accounts for the greatest portion of total interest income. In 2005, we continued our efforts to diversify our loan and lease portfolio, both geographically and by industry. Our overall growth in loan and lease volume came primarily from the acquisitions of Commercial Federal in the fourth quarter of 2005 and Community First and USDB in the fourth quarter of 2004, purchases of residential loans and internal growth.
Commercial, Financial and Agricultural Loans
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
Real Estate Loans
     Real estate loans represent the largest category of our loan portfolio, comprising 53.4% of total loans and leases at December 31, 2005, compared with 45.6% at December 31, 2004. This increase was primarily due to the acquisition of Commercial Federal, whose principal subsidiary was a Federal Savings Bank, which added approximately $5.1 billion in real estate loans. A significant portion of the increase was also due to customers taking advantage of the low interest rate environment and greater loan purchases by the Company during the year. Real estate loans are divided among several diversified categories, including commercial and industrial

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
loans where real estate collateral is pledged as an additional source of repayment of the loans, home mortgage, home equity loans and lines and real estate construction and development.
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
     Multifamily and commercial real estate loans. We analyze each application to assess the project’s economic viability, the loan-to-value ratio of the real estate securing the financing and the underlying financial strength of the borrower. In this type of lending, we will generally: (1) lend no more than 80% of the appraised value of the underlying project or property; and, (2) require a minimum debt service ratio of 1.15.
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
     As of February 2006, approximately $439 million of home equity loans that were acquired in the Commercial Federal acquisition have loan-to-value ratios of 90% or greater. We also have additional commitments related to unfunded home equity lines of credit of approximately $72 million. While the future performance of these loans and lines of credit is not known, there is a possibility that they will not perform as well as those with lower loan-to-value ratios. The performance of these loans is partially dependent on the properties’ geographical locations. These loans are primarily located in Midwestern states.
Consumer Loans
     Consumer loans consist primarily of open- and closed-end direct and indirect loans for personal, automobile, recreational vehicle, pleasure boat and household purchases. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of: (1) personal credit history; (2) personal cash flow; and (3) collateral value based on existing market conditions.
     Consumer loans, including financing of automobiles, recreational vehicles and pleasure boats, totaled 24.4% of total loans and leases at December 31, 2005, compared with 28.3% in 2004. The balance increased $1.4 billion, or 15.2%, from last year primarily due to continued confidence in the consumer market and attractive interest rates. A significant portion of the increase was also due to the acquisition of Commercial Federal.
     Consumer loans, including financing of automobiles, recreational vehicles and pleasure boats, totaled 28.3% of total loans and leases at December 31, 2004, compared with 28.6% in 2003. The balance increased $1.9 billion, or 25.9%, from 2003. This increase was primarily due to higher confidence in the consumer market and attractive interest rates. A significant portion of the increase was also due to the acquisitions of Community First and USDB. Low interest rates made purchase financing for automobiles more attractive than leasing.
Lease Financing
     In 2005 lease financing represented 5.0% of total loans and leases as compared to 6.5% in 2004, and 9.4% in 2003. Consumer lease financing has experienced only modest growth in response to the relatively low interest rate environment which has changed consumer preferences away from lease financing.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Loan and Lease Concentrations
     Loan and lease concentrations exist when there are loans to multiple borrowers who are engaged in similar activities and thus would be impacted by the same economic or other conditions. At December 31, 2005, we did not have a concentration of loans and leases greater than 10% of total loans and leases, which was not otherwise disclosed as a category in the table above.
     The loan and lease portfolio is predominately located in California, Hawaii, and other states in the Western United States. We also lend, to a lesser extent, nationally and in Guam and Saipan. The risk inherent in the portfolio is dependent upon both the economic stability of the areas in which we lend and the financial well-being and creditworthiness of the borrowers.
Loan and Lease Maturities
     The contractual maturities of loans and leases do not necessarily reflect the actual maturities of our loan and lease portfolio. In our experience, the average life of residential real estate and consumer loans is substantially less than their contractual terms because borrowers prepay loans.
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
     At December 31, 2005, loans and leases with contractual maturities of over one year were comprised of fixed-rate loans totaling $20.9 billion and floating or adjustable-rate loans totaling $12.7 billion.
     The following table sets forth the contractual maturities of our loan and lease portfolio by category at December 31, 2005. Demand loans are included as due within one year.

		After One
	Within	And Within	After
(dollars in millions)	One Year	Five Years	Five Years	Total

Commercial, financial and agricultural	$3,528	$2,426	$1,163	$7,117
Real estate:
Commercial	1,422	3,081	3,666	8,169
Construction	2,298	693	111	3,102
Residential	655	2,670	8,754	12,079
Consumer	1,582	4,666	4,404	10,652
Lease financing	527	1,203	473	2,203
Foreign	70	185	128	383

Total	$10,082	$14,924	$18,699	$43,705

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
NONPERFORMING ASSETS AND RESTRUCTURED LOANS
     Nonperforming assets and restructured loans are reflected below:

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Nonperforming assets:
Nonaccrual:
Commercial, financial and agricultural (1)	$46,732	$51,793	$66,100	$145,920	$37,477
Real estate:
Commercial	61,918	47,385	41,508	48,071	30,587
Construction	17,701	2,386	—	—	—
Residential	51,185	6,862	8,176	5,460	9,260

Total real estate loans	130,804	56,633	49,684	53,531	39,847

Consumer	7,623	4,477	3,634	4,769	6,144
Lease financing	6,637	8,138	8,038	11,532	9,570
Foreign	925	4,138	6,341	10,088	4,074

Total nonaccrual loans and leases	192,721	125,179	133,797	225,840	97,112

Other real estate owned and repossessed personal property	30,466	21,653	17,387	19,613	22,321

Total nonperforming assets	$223,187	$146,832	$151,184	$245,453	$119,433

Past due loans and leases (2) :
Commercial, financial and agricultural	$24,005	$6,140	$17,545	$9,005	$11,134
Real estate:
Commercial	6,495	2,119	7,410	2,952	385
Construction	10,976	506	—	—	—
Residential	7,626	1,112	1,084	5,743	3,770

Total real estate loans	25,097	3,737	8,494	8,695	4,155

Consumer	2,965	2,243	2,559	1,984	3,323
Lease financing	—	79	127	232	146
Foreign	1,109	216	651	1,181	2,023

Total past due loans and leases	$53,176	$12,415	$29,376	$21,097	$20,781

Accruing restructured loans and leases:
Commercial, financial and agricultural	—	36	60	69	107
Commercial real estate	386	429	1,616	4,570	6,301

Total accruing restructured loans and leases	$386	$465	$1,676	$4,639	$6,408

Nonperforming assets to total loans and leases and other real estate owned and repossessed personal property (end of year):
Excluding past due loans and leases	0.51%	0.45%	0.59%	1.02%	0.79%
Including past due loans and leases	0.63	0.49	0.70	1.10	0.92
Nonperforming assets to total assets (end of year):
Excluding past due loans and leases	0.34	0.29	0.39	0.71	0.55
Including past due loans and leases	0.42	0.32	0.47	0.77	0.65

(1)	Includes a $645 thousand Troubled Debt Restructuring acquired in connection with the acquisition of Commercial Federal.
(2)	Represents loans and leases which are past due 90 days or more as to principal and/or interest, are still accruing interest, are adequately collateralized and are in the process of collection.
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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Nonperforming assets at December 31, 2005 were $223.2 million, or 0.51%, of total loans and leases, other real estate owned, and repossessed personal property, as compared to 0.45% at December 31, 2004 and 0.59% at December 31, 2003. Nonperforming assets at December 31, 2005 were 0.34% of total assets, compared to 0.29% at December 31, 2004 and 0.39% at December 31, 2003.
     2005 compared with 2004
     Total nonaccrual loans and leases increased $67.5 million. Nonaccrual loans for commercial, financial and agricultural lending decreased $5.1 million due to the payoff of an agricultural loan in November 2005 of $9.5 million, partially offset by an increase in loans of $3 million from the acquisition of Commercial Federal in December 2005. Foreign nonaccruing loans decreased by $3.2 million due to the resolution of a large problem relationship. Our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component (0.5%) of our total loan portfolio. In addition, there was an increase in nonaccrual real estate loans of $74.2 million. The increase was the result of our acquisition of Commercial Federal whose loan portfolio consisted primarily of real estate loans.
     2004 compared with 2003
     Total nonaccrual loans and leases decreased $8.6 million in 2004 as compared with 2003. Nonaccrual loans for commercial, financial and agricultural lending decreased $14.3 million due to the resolution of problem relationships. Foreign nonaccruing loans decreased by $2.2 million to $4.1 million. Our overall foreign loan portfolio, composed primarily of loans in Guam and Saipan, represents a relatively small component (1.2%) of our total loan portfolio. In addition, there was a decrease in nonaccrual residential real estate loans of $1.3 million resulting from the resolution of problem relationships. These decreases were partially offset by an increase in total nonaccrual commercial and construction real estate loans of $8.3 million, which was partially due to the acquisitions of Community First and USDB in the fourth quarter of 2004.
     The following table presents information related to nonaccrual and restructured loans and leases as of December 31, 2005:

(dollars in thousands)	Domestic	Foreign	Total

Interest income which would have been recorded if loans had been current	$7,884	$1,519	$9,403

Interest income recorded during the year(1)	$9,995	$83	$10,078

(1)	Includes $6.1 million of interest payments received on nonaccrual loans, most of which was related to interest that would have otherwise been accrued in prior years.
     First Hawaiian Bank has credit exposure to an airline of approximately $4.9 million as of February 28, 2006. The borrower filed for Chapter 11 reorganization on December 30, 2004 and at that time, First Hawaiian downgraded all of the borrower’s loans and leases to doubtful and placed all loans and leases on nonaccrual status. Based on management’s analysis of the borrower’s collateral, no specific reserve is required on the borrower’s outstanding balances. The borrower emerged from bankruptcy on February 17, 2006 as an operating airline. First Hawaiian’s credit exposure continues on a fully cash collateralized basis and all contractual payments of principal and interest have been made through December 31, 2005.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The changes in the allowance for loan and lease losses (the “Allowance”) for the years indicated were:

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Allowance for loan and lease losses:
Balance at beginning of year	$436,391	$391,699	$384,081	$194,654	$172,443
Allowance arising from business combinations (1)	76,236	59,392	—	212,660	—
Provision for loan and lease losses	37,004	49,219	81,295	95,356	103,050
Loans and leases charged off:
Commercial, financial and agricultural	8,567	15,521	38,621	68,497	25,855
Real estate:
Commercial	2,835	2,704	1,622	3,287	1,193
Construction	946	—	—	—	—
Residential	1,489	761	930	1,307	2,920
Consumer	68,415	58,608	56,489	50,155	40,076
Lease financing	13,324	21,196	26,338	22,399	21,658
Foreign	1,634	1,649	2,498	1,741	1,438

Total loans and leases charged off	97,210	100,439	126,498	147,386	93,140

Recoveries on loans and leases:
Commercial, financial and agricultural	10,932	11,444	31,843	10,479	1,045
Real estate:
Commercial	1,420	412	568	999	137
Construction	2	1,016	132	306	321
Residential	642	806	1,264	608	618
Consumer	17,113	13,950	12,041	10,331	7,028
Lease financing	6,234	8,344	6,429	5,582	2,459
Foreign	1,556	548	544	492	693

Total recoveries on loans and leases	37,899	36,520	52,821	28,797	12,301

Net charge-offs	(59,311)	(63,919)	(73,677)	(118,589)	(80,839)

Balance at end of year	$490,320	$436,391	$391,699	$384,081	$194,654

Net loans and leases charged off to average loans and leases	0.17%	0.23%	0.30%	0.53%	0.56%
Net loans and leases charged off to allowance for loan and lease losses	12.10	14.65	18.81	30.88	41.53
Allowance for loan and lease losses to total loans and leases (end of year)	1.12	1.33	1.52	1.59	1.28
Allowance for loan and lease losses to nonaccruing loans and leases (end of year):
Excluding 90 days past due accruing loans and leases	2.54x	3.49x	2.93x	1.70x	2.00x
Including 90 days past due accruing loans and leases	1.99x	3.17x	2.40x	1.56x	1.65x

(1)	The balances were related to the acquisitions of Commercial Federal, Community First and USDB, United California Bank and Trinity Capital Corporation in 2005, 2004 and 2002, respectively.
     We have allocated the allowance for loan and lease losses according to the amounts deemed to be reasonably necessary to provide for inherent losses within the various loan and lease categories as of December 31 for the years indicated:

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$96,150	$83,293	$81,248	$96,171	$42,130
Real estate:
Commercial	86,837	66,420	24,189	22,524	17,575
Construction	10,973	8,824	6,016	4,572	2,820
Residential	62,772	38,673	11,995	9,378	6,320
Consumer	130,981	94,415	64,192	66,388	45,210
Lease financing	27,768	24,906	35,512	19,588	22,315
Foreign	6,028	6,652	9,191	256	2,915

Total Allocated	421,509	323,183	232,343	218,877	139,285
Unallocated	68,811	113,208	159,356	165,204	55,369

Total	$490,320	$436,391	$391,699	$384,081	$194,654

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	December 31,
(dollars in thousands)	2005		2004		2003		2002		2001

	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan
	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry
	as %	as %	as %	as %	as %	as %	as %	as %	as %	as %
	of loan	of total	of loan	of total	of loan	of total	of loan	of total	of loan	of total
	catgry	loans	catgry	loans	catgry	loans	catgry	loans	catgry	loans
Commercial, financial and agricultural	1.4%	16.3%	1.4%	18.4%	1.8%	17.5%	2.0%	19.9%	1.8%	15.7%
Real estate:
Commercial	1.1	18.7	1.0	20.5	0.5	20.0	0.5	19.9	0.6	19.5
Construction	0.4	7.1	0.6	4.6	0.6	3.7	0.5	4.0	0.6	3.1
Residential	0.5	27.6	0.6	20.5	0.2	19.5	0.2	19.7	0.3	14.7
Consumer	1.2	24.4	1.0	28.3	0.9	28.6	1.1	24.9	1.0	29.4
Lease financing	1.3	5.0	1.2	6.5	1.5	9.4	0.8	9.9	1.0	15.1
Foreign	1.6	0.9	1.7	1.2	2.6	1.3	0.1	1.7	0.8	2.5

		100.0%		100.0%		100.0%		100.0%		100.0%

     The provision for loan and lease losses is based on management’s judgment as to the adequacy of the Allowance. Management uses a systematic methodology to determine the related provision for loan and lease losses. The determination of the adequacy of the Allowance is ultimately one of management judgment, which includes consideration of many factors such as: (1) the amount of problem loans and leases existing at the balance sheet date (whether or not specifically identified at that date); (2) net charge-off experience; (3) changes in the composition of the loan and lease portfolio by type and location of loans and leases; (4) changes in overall loan and lease risk profile and quality; (5) general economic factors; (6) specific regional economic factors; and (7) the fair value of collateral.
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
     The allocated component of the allowance increased from 74.1% of the total Allowance for loan and lease losses at December 31, 2004 to 86.0% at December 31, 2005. The increase reflected management’s ongoing process of refining its allocation methodology with respect to specific loan products and risk pools. Changes in the allocated loan and lease loss Allowance reflect management’s judgment concerning the effect of trends in borrower performance and recent economic activity on portfolio performance.
     The unallocated component of the Allowance decreased from 25.9% of the total Allowance for loan and lease losses at December 31, 2004 to 14.0% at December 31, 2005, primarily due to the improvement in our loan portfolio’s credit quality, which required less reliance on judgmental assumptions built into the unallocated component of the Allowance.
     We continually analyze our processes and portfolio in an attempt to mitigate risk within our loan portfolio. While we have not specifically identified loans or leases that are currently losses or potential problem loans (other than those identified in our discussion of nonperforming assets), certain events make it probable that there are losses inherent in our portfolio. These events include:
•	While the economy within the United States appears to be improving, the economic recovery has not yet fully taken hold and some areas remain sluggish. The unemployment rate remains high and job creation is slower than anticipated. A lack of strength in the labor market could negatively impact one of our key customer groups, consumers, potentially resulting in a detrimental effect on the credit quality of our loan and lease portfolio.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	Unsettled geopolitical events, including tensions in Iraq, could have an adverse effect on the current economic environment. International disputes and other factors could stall the economic recovery for an indeterminate amount of time, or even prompt a return to economic slowdown in the United States.

•	Energy costs are increasing due to tension in the Middle East. As we experienced during the energy crisis in California a few years ago, higher energy costs can negatively impact the economic conditions of the markets we serve.

•	California is one of our key geographical markets. The economic slowdown experienced in recent years was particularly severe in the technology field, which is heavily based in California. The Californian economic slowdown, and other external factors including the previously mentioned energy crisis, contributed to the State experiencing a substantial budget deficit. Actions the State may, or may not, take to address its deficit issue could affect customers the Company serves, or the Company directly.
     We will continue to closely monitor the current and potential impact that these factors have on our loan and lease portfolio. Worsening economic conditions may warrant an increase in the provision for credit losses in future periods.
Net Charge-Offs
     2005 compared with 2004
     Net charge-offs were $59.3 million, a decrease of $4.6 million. Total loans and leases charged off decreased $3.2 million. This decrease was due to a $7.0 million decrease in charge-offs for commercial, financial and agricultural loans and a $7.9 million decrease in lease financing, partially offset by an increase of $9.8 million in consumer loan charge-offs, primarily due to the increased size of the consumer loan portfolio. The decrease in net charge-offs was primarily due to the improved credit quality of our loan portfolio, as well as the continuing strong economy in the western United States.
     Net charge-offs were 0.17% of average loans and leases compared to 0.23%.
     2004 compared with 2003
     Net charge-offs were $63.9 million in 2004, a decrease of $9.8 million as compared with 2003. Total loans and leases charged off decreased $26.1 million. This decrease was primarily due to a $23.1 million decrease in charge-offs for commercial, financial and agricultural loans, partially offset by an increase of $2.1 million in consumer loan charge-offs, primarily due to the increased size of the consumer loan portfolio.
     Net charge-offs in 2004 were 0.23% of average loans and leases compared to 0.30% in 2003.
Allowance for Loan and Lease Losses
     In our judgment, the Allowance was adequate to absorb losses inherent in the loan and lease portfolio at December 31, 2005. However, changes in prevailing economic conditions in our markets could result in changes in the level of nonperforming assets and charge-offs in the future and, accordingly, changes in the Allowance. We will continue to closely monitor economic developments and make adjustments to the Allowance accordingly.
     The company uses the guidance in Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, to account for loans acquired where there is deterioration in credit quality and it is probable that we would be unable to collect all contractually required payments. In connection with our acquisition of Commercial Federal on December 2, 2005, the Company acquired loans where there was evidence of deterioration in credit quality and it was probable that we would be unable to collect all contractually required payments. These loans are on nonaccrual status and the Company recorded them at their estimated fair value of $51.8 million. In addition, the Company acquired a $76.2 million allowance for loan and lease losses from Commercial Federal.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Gulf States Hurricanes
     The Company has performed an evaluation of its exposure to potential loss as a result of the devastation caused during 2005 by hurricanes Katrina, Rita and Wilma. At this time, the Company does not believe that it has a significant exposure to loss as a result of the hurricanes.
     2005 compared with 2004
     The allowance for loan and lease losses was $490.3 million, an increase of $53.9 million. The increase was primarily due to the acquisition of Commercial Federal.
     The Allowance decreased to 2.54 times nonaccruing loans and leases (excluding 90 days or more past due accruing loans and leases) from 3.49 times, primarily resulting from the increase in nonaccruing loans and leases.
     2004 compared with 2003
     The allowance for loan and lease losses was $436.4 million, an increase of $44.7 million. The increase was primarily due to the acquisitions of Community First and USDB.
     The Allowance increased to 3.49 times nonaccruing loans and leases (excluding 90 days or more past due accruing loans and leases) from 2.93 times, primarily due to the decrease in nonaccruing loans and leases.
DEPOSITS
     Deposits are the largest component of our total liabilities and accounted for 51.8% of total interest expense during the year ended December 31, 2005. At December 31, 2005, total deposits were $42.4 billion, an increase of 26.2% over December 31, 2004. The increase was mostly due to increases in money market savings and time certificates of deposits resulting from our acquisition of Commercial Federal, increases within our business time deposits, as well as internal growth. Rates paid on deposits have increased based on new market conditions. Additional information on our average deposit balances and rates paid is provided in Table 1: Average Balances, Interest Income and Expense, and Yields and Rates (Taxable-Equivalent Basis).
CAPITAL
     Stockholder’s equity totaled $6.8 billion at December 31, 2005, an increase of $1.0 billion, or 17.8%, from December 31, 2004. The increase from December 31, 2004 was due to an issuance of common stock of the Company to BNP Paribas related to the acquisition of Commercial Federal and net income for the last 12 months.
INCOME TAXES
     The provision for income taxes represented 37.0%, 38.7%, and 38.3% of pretax income for 2005, 2004 and 2003, respectively. Further information on our income taxes is provided in Note 19 (Income Taxes) to the Consolidated Financial Statements.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET ARRANGEMENTS
Commitments and Guarantees
     In the normal course of business, we are a party to various off-balance sheet commitments entered into to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby and commercial letters of credit and commitments to purchase or sell foreign currencies. These commitments involve, to varying degrees, elements of credit, interest rate and foreign exchange rate risk. We also enter into commitments to provide funding for our balance sheet and operations. These commitments include time deposits, short-term and long-term borrowings, leases and other financial obligations.
     The Company issues standby letters of credit, which include performance and financial guarantees, on behalf of customers in connection with contracts between the customers and third parties whereby the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. Standby letters of credit totaled $854.6 million at December 31, 2005, including financial guarantees of $781.8 million that the Company had issued or in which it purchased participations. Commercial and similar letters of credit totaled $70.3 million at December 31, 2005. A major portion of all fees received from the issuance of standby letters of credit are deferred and, at December 31, 2005, were immaterial to the Company’s financial statements. If the counterparty to a commitment to extend credit or to a standby or commercial letter of credit fails to perform, our exposure to loan and lease losses would be the contractual notional amount. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flows. For more information on our credit extension commitments please refer to Note 7 (Loans and Leases) to the Consolidated Financial Statements.
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
Retained or Contingent Interest
     The Company has provided liquidity facilities for our SBA loans. We retained a portion of the interest in the loans thereby providing a cushion to the senior interests in the event that a portion of the loans becomes uncollectible. Total outstanding risk is $5.0 million and has been recorded in the Company’s Consolidated Financial Statements.
     While not a major liquidity source, the Company sells residential mortgages and other loans and has in prior years sold securitized mortgage loans. Retained interests in securitized assets, including debt securities, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests in interest only strips are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including loan and lease losses, loan repayment speeds and discount rates commensurate with risks involved. Gains and losses related to the sales of retained interests are recorded in noninterest income.
     Off-balance sheet agreements are subject to the same credit and market risk limitations as those of assets and liabilities recorded on the balance sheet. Our testing to measure and monitor this risk, using net interest income simulations and market value of equity analysis, is conducted quarterly.
Variable Interest Entities
     The Company holds variable interests in certain special purpose entities that are not required to be consolidated. See Note 5 (Variable Interest Entities (VIEs)) to the Consolidated Financial Statements for additional information.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
     The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2005:

	Less than one	One to three	Three to five	More than five
(dollars in millions)	year	years	years	years	Total

Time deposits (1)	$12,753	$1,559	$251	$11	$14,574
Borrowings (1)	7,989	1,860	4,528	1,778	16,155
Capital lease obligations	—	1	1	11	13
Operating lease obligations	54	88	64	135	341
Purchase obligations	95	109	69	26	299
Other liabilities	25	39	37	340	441

Total	$20,916	$3,656	$4,950	$2,301	$31,823

(1)	Excludes purchase accounting adjustments of $6.0 million and $23.1 million for deposits and borrowings, respectively. Purchase accounting adjustments are not contractual obligations but represent the fair value adjustment at the time of the related acquisition.
     In the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a defined minimum quantity at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. These obligations are categorized by their contractual due dates in the table above. We may, at our option, prepay certain of these borrowings prior to their maturity date.
     The most significant of our vendor contracts include communication services, marketing and software contracts. Other liabilities include our obligations related to funded pension plans. Obligations to these plans are based on the current and projected obligations of the plans and performance of the plans’ assets. In addition, Other liabilities include a commitment to pay the former shareholders of Trinity Capital Corporation one payment of $1.5 million in 2006, which was made in January 2006 finalizing our obligations under the purchase agreement.
     First Hawaiian Bank processes credit card transactions and has loans outstanding to an airline, which filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code on December 30, 2004. The airline emerged from bankruptcy on February 17, 2006 as an operating airline.
     Under the rules of VISA and MasterCard, First Hawaiian has certain contingent liabilities for transactions processed and could become responsible to pay charge backs with respect to tickets and coupons purchased should the airline not honor those tickets and coupons. Since the filing of its Chapter 11 petition, the airline has continued to operate and honor all tickets and coupons issued before its filings.
     As of January 31, 2006, First Hawaiian estimates that the cost of tickets and coupons purchased by the airline’s customers through VISA and MasterCard, but as yet unused, was approximately $28.1 million. As of January 31, 2006, First Hawaiian held cash or cash equivalents as collateral security for its potential charge back exposure to the airline customers in the amount of $24.1 million. Based on the current circumstances of the airline and other information currently available to First Hawaiian, management does not believe it is probable that the Company will incur material loss as a result of charge backs from customers of the airline. A reserve for a portion of the exposure has been recorded in the Company’s financial statements as of December 31, 2005.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
BENEFIT PLANS
     The Company sponsors a noncontributory defined benefit pension plan, which is a merger of two separate plans. The first plan, for First Hawaiian employees, was frozen at December 31, 1995. As a result of that freeze, there are no further benefit accruals for First Hawaiian employees in the merged plan. The second plan, for Bank of the West employees, is a cash balance pension plan. The merged employee retirement plan (“ERP”) continues to provide cash balance benefit accruals for eligible Bank of the West employees.
     The Company also sponsors an unfunded excess benefit pension plan covering employees whose pay or benefits exceed certain regulatory limits, unfunded postretirement medical and life insurance plans, and, for certain key executives, an unfunded supplemental executive retirement plan (“SERP”).
     BancWest also has a non-qualified pension plan (the “Outside Directors’ Retirement Plan”) that provides a retirement benefit for eligible directors based on their years of service as a director.
     Accounting for defined benefit pension plans involves four key economic variables that are utilized in the calculation of the Company’s annual pension costs. These factors include (1) size of the employee population and their estimated compensation increases, (2) actuarial assumptions and estimates, (3) expected long-term rate of return on plan assets and (4) the discount rate.
     Pension expense is directly affected by the number of employees eligible for pension benefits and their estimated compensation increases. Management is able to estimate compensation increases by reviewing the Company’s salary increases each year and comparing these figures with industry averages. The Company uses a December 31st measurement date for its pension and post retirement plans.
     In estimating the projected benefit obligation, actuaries base assumptions on demographic factors such as the mortality rate, turnover rate, retirement rate, disability rate and other assumptions related to the population of individuals in the pension plan. If significant actuarial gains or losses occur, the actuary reviews the demographic and economic assumptions with the Company, at which time the Company considers revising these assumptions based on actual circumstances. During 2005, the pension plans experienced an overall loss of approximately $48.5 million, including $18.6 million attributable to lower than expected asset return, $1.9 million due to net demographic gains and losses and $28.0 million due to changes in economic assumptions.
     During 2005, the Company changed the discount rate from 5.75% to 5.50% and adjusted the mortality rate to the RP-2000 Mortality Table. These changes resulted in an increase in the pension obligation of approximately $28.0 million for the year ended December 31, 2005. The change in discount rate, mortality and medical trend assumptions increased the other post employment benefit obligations by approximately $2.4 million as of December 31, 2005. In addition, the Company changed the expected long-term rate of return assumption on plan assets from 9.5% to 9%, which resulted in an increase of net periodic pension cost for 2005 by approximately $2 million.
     No contributions to the pension trust for funded plans are expected to be made during 2006. However, should the accumulated benefit obligation of the funded plans exceed the fair value of assets as of December 31, 2006, then the Company expects to make a contribution at least equal to the unfunded accumulated benefit obligation prior to December 31, 2006. This amount, if any, cannot be estimated until near year end.
     See Note 18 (Benefit Plans) to the Consolidated Financial Statements for additional information on Benefit Plans.
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
     We obtain short-term asset-based liquidity through our investment securities portfolio, principally short-term securities and other liquid assets, which can be readily converted to cash. These assets consist of cash and due from banks, interest-bearing deposits in

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
other banks, federal funds sold, trading assets, securities purchased under agreements to resell, securities available for sale and loans held for sale. Such assets represented 20.9% of total assets at the end of 2005 compared with 21.3% at the end of 2004.
     Intermediate and longer-term asset liquidity is primarily provided by regularly scheduled maturities and cash flows from loans and securities. Additional liquidity is available from certain assets that can be sold, securitized or used as collateral for borrowings from the Federal Home Loan Banks, such as consumer and mortgage loans.
     We obtain short-term, liability-based liquidity primarily from deposits. Average total deposits for 2005 increased 25.3% to $35.7 billion, predominately due to increases in interest-bearing demand, noninterest-bearing demand, and time certificates of deposits as a result of the acquisitions of Community First and USDB in November 2004 and to some extent the Commercial Federal acquisition in December 2005. Average total deposits funded 66.8% of average total assets for 2005 and 68.9% in 2004.
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

	December 31,
(dollars in millions)	2005	2004

Federal Reserve Discount Window	$683	$681
Federal Home Loan Banks	840	1,223
Securities Available for Repurchase Agreements	5,581	3,048

Total	$7,104	$4,952

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
     Liquidity for BancWest is primarily provided by dividend and interest income from its subsidiaries. Short-term cash requirements are met through liquidation of short-term investments. Longer-term liquidity is provided by access to the capital markets or from transactions with BancWest’s parent company, BNP Paribas.
     BancWest’s ability to pay dividends to BNP Paribas depends primarily upon dividends and other payments from its subsidiaries, which are subject to certain limitations as described in Note 17 (Limitation on Payments of Dividends) to the Consolidated Financial Statements.
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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	Setting Underwriting and Grading Standards. Our loan grading system uses ten different principal risk categories where 1 is substantially risk free risk and 10 is loss. We continue efforts to decrease our exposure to customers in the weaker credit categories. The cost of credit risk is an integral part of the pricing and evaluation of credit decisions and the setting of portfolio targets.

•	Diversification. We actively manage our credit portfolio to avoid excessive concentration by obligor, risk grade, industry, product and geographic location. As part of this process, we also monitor changes in risk correlation among concentration categories. In addition, we seek to reduce our exposure to concentrations by actively participating portions of our commercial and commercial real estate loans to other banks.

•	Risk Mitigation. We manage our exposure to higher risk areas through application of prudent underwriting policies and by monitoring of economic developments and concentrations of exposures.

•	Emphasis on Consumer Lending. Consumer loans, includes personal, automobiles, recreational vehicle, pleasure boats and household purchases. We use formula-based approaches to calculate appropriate reserve levels that reflect historical loss experience. We generally do not participate in subprime lending activities. We also seek to reduce our credit exposures where feasible by obtaining third-party insurance or similar protections. For example, in our vehicle lease portfolio (which represents approximately 29.1% of our lease financing portfolio and 5.0% of our combined consumer lease financing and consumer loans at December 31, 2005), we obtain third-party insurance for the estimated residual value of the leased vehicle, and set aside reserves to cover the uninsured portion.

•	Real estate mortgage loans. The residential first mortgage portfolio is well diversified and conservatively underwritten. Just over 40% of the loans, in terms of dollars, are located in California followed by Hawaii, Colorado, Nebraska, Kansas and Iowa with approximately 19.1%, 5.6%, 4.2%, 3.3% and 2.9%, respectively. Our growing diversified presence in the mountain and midwest states is a result of our recent acquisition of Commercial Federal Bank. Variable rate mortgages represent approximately 24% of the portfolio with the balance being fixed rate products. Just under 89% of the portfolio are mortgages with a loan-to-value ratio of 80% or less at origination. The majority of the balance are either government guaranteed products (Federal Housing Administration or U.S. Department of Veterans Affairs) or are conventional mortgages enhanced with private mortgage insurance.
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
     In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statements No. 140. This statement requires the recognition of a servicing asset or servicing liability at the time of entering into an obligation to service a financial asset. If practicable, this statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. After the initial measurement, this statement permits an entity to amortize servicing assets and servicing liabilities over the servicing period or measure the fair value at each reporting date and report the change in fair values within earnings of the current period. In addition, this statement requires separate presentation of servicing assets and servicing liabilities within the balance sheet and requires disclosures for all separately recognized servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006. The Company will assess the impact of this statement on its financial statements and determine whether it will use the amortization method or the fair value measurement method for subsequent measurement.
     In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The Company will assess the impact of this statement on its financial statements.
     In November 2005, the FASB published FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies the requirements of paragraphs 10-18 within Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP clarifies the impairment methodology used to determine when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP applies to all investments accounted for in accordance with the provisions of FASB Statement No. 115 (FAS 115), certain debt and equity securities within the scope of FASB Statement No. 124, and equity securities that are not subject to the scope of FAS 115 and are not accounted for under the equity method of accounting. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005.
     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This statement requires changes in accounting principles and corrections of errors to be applied retroactively to prior periods, unless it is deemed impracticable to do so. This statement is effective for fiscal years beginning after December 15, 2005. Currently, the application of this statement does not have an impact to our financial statements. However, the future impact could be significant if the Company were to elect changes to our accounting principles, or discover errors in previously issued financial statements.
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
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Accounting for Share-Based Payment. This statement requires stock options awarded to employees be expensed over the vesting period of the option, at the fair value at the grant date using an option-pricing model. This statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. At December 31, 2005, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related Interpretations, as allowed under FASB Statement No. 123, Accounting for Stock-Based Compensation. On January 1, 2006, the Company began expensing stock option awards using the modified prospective application, as allowed by this statement. This pronouncement increased the amount of compensation expense per period, however, it does not have a significant impact to our financial statements.
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk Measurement and Management
     Interest rate risk, one of the leading risks in terms of potential earnings impact, is an essential element of being a financial intermediary. The Company’s net interest income is subject to interest rate risk to the extent our interest-bearing liabilities (primarily deposits and borrowings) mature or reprice on a different basis than our interest-earning assets (primarily loans, leases and investment securities). When interest-bearing liabilities mature or reprice more quickly than interest-earning assets during a given period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, a decrease in interest rates could have a negative impact on net interest income. In addition, the impact of interest rate swings may be exacerbated by factors such as our customers’ propensity to manage their demand deposit balances more or less aggressively or to refinance loans. Short- and long-term market rates may change independent of each other, resulting in changes to the slope and absolute level of the yield curve.

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The Asset/Liability Committees of BancWest and its two bank subsidiaries are responsible for managing interest rate risk. The Asset/Liability Committees of the banks meet monthly and the Asset/Liability Committee of the Company meets quarterly. The committees may recommend changes to a particular subsidiary’s interest rate profile to their respective Board of Directors, should changes be necessary and depart significantly from established policies.
     Our exposure to interest rate risk is managed primarily by taking actions that impact certain balance sheet accounts (e.g., lengthening or shortening maturities in the investment portfolio, changing asset and/or liability mix — including increasing or decreasing the amount of fixed and/or variable instruments held by the Company — to adjust sensitivity to interest rate changes) and/or utilizing instruments such as interest rate swaps, caps, floors, options or forwards.
     The Company may choose to increase the usage of interest rate derivatives to hedge exposure to changes in interest rates of both assets and liabilities. The use of these derivatives may result in changes in the composition of the balance sheet, the effective duration of both assets and/or liabilities and the mix of certain asset or liability categories.
     Derivatives entered into for trading purposes include commitments to purchase and sell foreign currencies and certain interest rate swaps and options. We also enter into customer accommodation interest rate swaps and foreign exchange spot and forward contracts, as well as contracts to offset either the customer’s counter-position or our foreign currency denominated deposits. These contracts generally are offsetting and they do not expose us to material losses resulting from interest rate or foreign currency fluctuations.
     The Company and its subsidiaries use computer simulation models to evaluate net interest income in order to quantify exposure to changes in interest rates. Generally, the balance sheet is subjected to a range of interest rate changes including interest rate shocks up in 100 basis-point increments and down in 100 basis-point increments. Each account-level item is repriced according to its respective contractual characteristics, including any embedded options which might exist (e.g., periodic interest rate caps or floors or loans and leases which permit the borrower to prepay the principal balance of the loan or lease prior to maturity without penalty). Derivative financial instruments such as interest rate swaps, caps or floors are included as part of the modeling process. For each interest rate shock scenario, net interest income over a 12-month horizon is compared against the results of a scenario in which no interest rate change occurs (flat rate scenario) to determine the level of interest rate risk at that time.
     The projected impact of instantaneous and sustained increases and decreases in interest rates on the Company’s projected consolidated net interest income over the 12 months beginning January 1, 2006 is shown below.

(dollars in millions)	+3%	+2%	+1%	Flat	-1%	-2%

Net interest income	$1,909.4	$1,934.4	$1,955.8	$1,966.7	$1,972.7	$1,949.9
Difference from flat	(57.3)	(32.3)	(10.9)	—	6.0	(16.8)
% variance	(2.9)%	(1.6)%	(0.6)%	—%	0.3%	(0.9)%

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

BancWest Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Impact of Interest Rate Changes
     The flattening of the yield curve in 2005 affected the net interest income of Bank of the West as its balance sheet is liability sensitive. The cost of short-term borrowings increased, while the return on the longer duration assets were unchanged, as the middle and long end of the yield curve did not shift. In addition, those assets with mortgage components had their durations extended with the flattening of the front end of the yield curve. To mitigate this impact, we increased the usage of longer-term, fixed-rate Federal Home Loan Bank borrowings and initiated transactions that would decrease expected borrowing costs in a flat rate yield curve environment. Also mitigating the impact on BancWest overall was the fact that deposit rates in First Hawaiian Bank’s market experienced less upward pressure.
Interest Rate Trading Derivatives
     The following estimated net fair value amounts of interest rate derivatives held for trading purposes have been determined by the Company using available market information and appropriate valuation methodologies:

December 31, 2005
		Gross
	Net Fair	Positive	Notional	Expected Maturity
Interest Rate Contracts	Value	Value	Amount	2006	2007	2008	2009	2010	After 2010
(dollars in thousands)
Pay-Fixed Swaps:
Contractual Maturities	$9,512	$14,540	$999,596	$21,048	$42,457	$122,470	$118,301	$143,226	$552,094
Weighted Avg. Pay Rates			5.21%	4.18%	4.88%	5.85%	4.51%	5.25%	5.28%
Weighted Avg. Receive Rates			5.06%	4.45%	4.82%	6.13%	4.47%	5.18%	4.97%
Receive-Fixed Swaps
Contractual Maturities	3,614	10,750	$999,563	$21,048	$42,457	$122,470	$118,268	$143,226	$552,094
Weighted Avg. Pay Rates			5.07%	4.44%	4.81%	6.12%	4.47%	5.19%	4.97%
Weighted Avg. Receive Rates			5.51%	4.40%	5.16%	6.11%	4.76%	5.52%	5.60%
Pay-Fixed Swaps:
(Forward Value Dated):
Contractual Maturities	400	624	$31,326	—	—	—	—	—	$31,326
Weighted Avg. Pay Rates			5.70%	—	—	—	—	—	5.70%
Weighted Avg. Receive Rates(1)			NA	—	—	—	—	—	NA
Receive-Fixed Swaps
(Forward Value Dated):
Contractual Maturities	257	711	$31,326	—	—	—	—	—	$31,326
Weighted Avg. Pay Rates(1)			NA	—	—	—	—	—	NA
Weighted Avg. Receive Rates			6.08%	—	—	—	—	—	6.08%
Caps/Collars
Contractual Maturities	—	255	$157,194	—	$50,000	$103,962	$1,260	—	$1,972
Weighted Avg. Strike Rates			5.93%	—	4.90%	6.42%	4.50%	—	6.83%
Weighted Floor Rates			3.72%	—	—	3.70%	—	—	4.77%

Total interest rate contracts held for trading purposes	$13,783	$26,880	$2,219,005

(1)	Rates will be assigned at maturity date.

BancWest Corporation and Subsidiaries
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Stockholder of
BancWest Corporation
               In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of income, of changes in stockholder’s equity and comprehensive income and of cash flows present fairly, in all material respects, the consolidated financial position of BancWest Corporation and its subsidiaries (a wholly owned subsidiary of BNP Paribas) at December 31, 2005, and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 24, 2006

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Interest income
Loans	$2,010,657	$1,444,629	$1,358,146
Lease financing	116,873	114,693	134,098
Securities available for sale	339,988	219,519	174,832
Other	37,657	16,322	11,714

Total interest income	2,505,175	1,795,163	1,678,790

Interest expense
Deposits	455,749	203,407	180,232
Short-term borrowings	123,137	29,285	21,424
Long-term debt	301,234	210,133	183,551

Total interest expense	880,120	442,825	385,207

Net interest income	1,625,055	1,352,338	1,293,583
Provision for loan and lease losses	37,004	49,219	81,295

Net interest income after provision for loan and lease losses	1,588,051	1,303,119	1,212,288

Noninterest income
Service charges on deposit accounts	198,779	163,679	155,243
Trust and investment services income	47,371	40,580	38,045
Other service charges and fees	197,315	153,911	142,030
Net gains (losses) on securities available for sale	(1,737)	873	4,289
Vehicle and equipment operating lease income	22,291	17,092	—
Other	69,729	55,365	52,572

Total noninterest income	533,748	431,500	392,179

Noninterest expense
Salaries and wages	435,747	359,480	342,985
Employee benefits	177,966	141,104	139,198
Occupancy	115,255	91,770	87,514
Outside services	105,859	85,222	85,315
Intangible amortization	40,947	26,535	23,054
Equipment	60,507	49,814	47,197
Depreciation-vehicle and equipment operating leases	19,030	15,275	—
Restructuring and integration costs	22,471	16,144	—
Stationery and supplies	33,031	25,054	25,416
Advertising and promotions	28,828	26,717	23,535
Other	144,665	125,434	118,621

Total noninterest expense	1,184,306	962,549	892,835

Income before income taxes and cumulative effect of accounting change	937,493	772,070	711,632
Provision for income taxes	347,080	298,693	272,698

Income before cumulative effect of accounting change	590,413	473,377	438,934
Cumulative effect of accounting change, net of tax	—	—	2,370

Net income	$590,413	$473,377	$436,564

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2005	2004

Assets
Cash and due from banks	$2,398,093	$1,676,056
Interest-bearing deposits in other banks	132,878	16,531
Federal funds sold and securities purchased under agreements to resell	811,600	937,875
Trading assets	2,753	4,685
Securities available for sale	10,431,385	7,954,563
Loans held for sale	77,307	71,402
Loans and leases:
Loans and leases	43,705,455	32,688,843
Less allowance for loan and lease losses	490,320	436,391

Net loans and leases	43,215,135	32,252,452

Vehicle and equipment operating leases, net	97,357	132,539
Premises and equipment, net	877,021	684,783
Customers’ acceptance liability	12,354	12,841
Other intangibles, net	335,627	280,286
Goodwill	5,230,154	4,312,800
Other real estate owned and repossessed personal property	30,466	21,653
Interest receivable	291,474	189,899
Bank-owned life insurance	1,141,457	602,492
Other assets	1,260,143	903,169

Total assets	$66,345,204	$50,054,026

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing	$30,367,523	$23,553,861
Noninterest-bearing	12,043,954	10,059,918

Total deposits	42,411,477	33,613,779

Federal funds purchased and securities sold under agreements to repurchase	1,854,480	2,050,344
Short-term borrowings	4,771,672	1,454,845
Acceptances outstanding	12,354	12,841
Long-term debt	9,565,661	6,181,040
Other liabilities	977,926	1,011,142

Total liabilities	59,593,570	44,323,991

Stockholder’s equity:
Class A common stock, par value $.01 per share
Authorized — 150,000,000 shares
Issued and outstanding — 110,859,123 shares at December 31, 2005 and 106,859,123 shares at December 31, 2004	1,109	1,069
Additional paid-in capital	4,975,137	4,475,006
Retained earnings	1,869,988	1,279,575
Accumulated other comprehensive income	(94,600)	(25,615)

Total stockholder’s equity	6,751,634	5,730,035

Total liabilities and stockholder’s equity	$66,345,204	$50,054,026

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-in-	Retained	Comprehensive
(dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, DECEMBER 31, 2002	85,759,123	$858	$3,419,927	$369,634	$77,063	$3,867,482

Comprehensive income:
Net income	—	—	—	436,564	—	436,564
Unrealized net losses on securities available for sale arising during the period	—	—	—	—	(37,854)	(37,854)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(2,552)	(2,552)
Unrealized net gains on cash flow derivative hedges arising during the year	—	—	—	—	12,777	12,777
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(13,545)	(13,545)

Comprehensive income	—	—	—	436,564	(41,174)	395,390

BALANCE, DECEMBER 31, 2003	85,759,123	$858	$3,419,927	$806,198	$35,889	$4,262,872

Comprehensive income:
Net income	—	—	—	473,377	—	473,377
Minimum pension liability adjustment	—	—	—	—	(5,139)	(5,139)
Unrealized net losses on securities available for sale arising during the year	—	—	—	—	(39,504)	(39,504)
Reclassification of net realized gains on securities available for sale included in net income	—	—	—	—	(515)	(515)
Unrealized net losses on cash flow derivative hedges arising during the year	—	—	—	—	(4,845)	(4,845)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(11,501)	(11,501)

Comprehensive income	—	—	—	473,377	(61,504)	411,873

Other	—	—	290	—	—	290
Class A common stock issued	21,100,000	211	1,054,789	—	—	1,055,000

BALANCE, DECEMBER 31, 2004	106,859,123	$1,069	$4,475,006	$1,279,575	$(25,615)	$5,730,035

Comprehensive income:
Net income	—	—	—	590,413	—	590,413
Minimum pension liability adjustment	—	—	—	—	(1,376)	(1,376)
Unrealized net losses on securities available for sale arising during the year	—	—	—	—	(60,443)	(60,443)
Reclassification of net realized losses on securities available for sale included in net income	—	—	—	—	1,025	1,025
Unrealized net losses on cash flow derivative hedges arising during the year	—	—	—	—	(1,956)	(1,956)
Reclassification of net realized gains on cash flow derivative hedges included in net income	—	—	—	—	(6,235)	(6,235)

Comprehensive income	—	—	—	590,413	(68,985)	521,428

Other	—	—	171	—	—	171
Class A common stock issued	4,000,000	40	499,960	—	—	500,000

BALANCE, DECEMBER 31, 2005	110,859,123	$1,109	$4,975,137	$1,869,988	$(94,600)	$6,751,634

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$590,413	$473,377	$436,564
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	2,370
Depreciation and amortization	128,143	94,756	64,381
Deferred income taxes	(4,984)	(6,357)	5,873
Provision for loan and lease losses	37,004	49,219	81,295
Decrease in trading assets	1,932	14,424	24,321
Decrease (increase) in loans held for sale	5,205	(20,395)	34,267
Net losses (gains) on sales of securities available for sale	1,737	(873)	(4,289)
Net gains on sales of loans	(6,143)	(6,008)	(21,425)
Increase (decrease) in income taxes payable	(200,132)	17,320	37,140
Decrease (increase) in interest receivable	(60,565)	(47,268)	8,298
Increase (decrease) in interest payable	62,150	(8,013)	13,621
Increase in prepaid expense	(10,048)	(56,892)	(2,484)
Other	(26,838)	(133,851)	(81,325)

Net cash provided by operating activities	517,874	369,439	598,607

Cash flows from investing activities:
Securities available for sale:
Proceeds from prepayments and maturities	3,673,164	1,960,483	2,303,050
Proceeds from the sales	552,206	715,296	446,515
Purchases	(5,781,990)	(3,114,398)	(4,800,194)
Proceeds from sale of loans	346,247	330,869	826,776
Purchases of loans	(3,606,718)	(1,616,077)	(1,212,644)
Net decrease (increase) in loans resulting from originations and collections	102,906	(1,564,312)	(1,168,477)
Net decrease (increase) in vehicle and equipment operating leases resulting from originations and collections	16,152	(147,753)	—
Net cash paid for acquisitions	(1,171,652)	(1,166,933)	—
Purchases of premises and equipment	(73,124)	(59,330)	(42,795)
Increase in investment in bank-owned life insurance	(262,646)	(227,076)	(19,684)
Other	(87,828)	(192,064)	(41,007)

Net cash used in investing activities	(6,293,283)	(5,081,295)	(3,708,460)

Cash flows from financing activities:
Net increase in deposits	2,839,573	1,798,802	1,845,638
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(735,919)	763,467	383,401
Net increase (decrease) in short-term borrowings	3,321,388	(170,978)	464,535
Proceeds from issuance of long-term debt and capital securities	4,102,176	2,982,305	765,310
Repayments of long-term debt	(3,539,700)	(1,258,069)	(370,655)
Proceeds from issuance of common stock	500,000	1,055,000	—

Net cash provided by financing activities	6,487,518	5,170,527	3,088,229

Net increase (decrease) in cash and cash equivalents	712,109	458,671	(21,624)
Cash and cash equivalents at beginning of period	2,630,462	2,171,791	2,193,415

Cash and cash equivalents at end of period	$3,342,571	$2,630,462	$2,171,791

Supplemental disclosures:
Interest paid	$817,970	$450,839	$371,586
Income taxes paid	406,540	427,592	217,463
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to foreclosed properties	5,889	12,163	9,154
Financed acquisition of building:
Fixed asset acquired	—	—	159,910
Debt assumed	—	—	193,900
In connection with acquisitions, the following liabilities were assumed:
Fair value of assets acquired	10,805,586	7,742,237	—
Cash (paid) received	(1,323,249)	(1,439,891)	—

Fair value of liabilities assumed	$9,482,337	$6,302,346	$—

The accompanying notes are an integral part of these consolidated financial statements

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Operations
     BancWest Corporation is a financial holding company headquartered in Honolulu, Hawaii and incorporated under the laws of the State of Delaware. Through our principal subsidiaries, Bank of the West and First Hawaiian Bank, we provide commercial and consumer banking services, engage in commercial, equipment and vehicle leasing and offer trust and insurance products. BancWest Corporation’s subsidiaries operate 742 banking locations in the states of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Kansas, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming and in Guam and Saipan. BancWest Corporation and Subsidiaries is referred to as the “Company,” “we” or “our.” BancWest Corporation alone is referred to as “the Parent” or “BancWest.” BancWest Corporation is a wholly owned subsidiary of Paris-based BNP Paribas (“BNPP”).
     The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) and practices within the banking industry. The following is a summary of the significant accounting policies:
Consolidation
     The Consolidated Financial Statements of the Company include the accounts of BancWest Corporation (“BancWest”) and its subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
     Certain amounts in the financial statements for prior years have been reclassified to conform to the current financial statement presentation.
Business Combinations
     Business combinations are accounted for using the purchase method of accounting and the net assets of the businesses acquired are recorded at their fair values at the date of acquisition.
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
Cash and Due from Banks
     Cash and due from banks includes amounts from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. The average amount of these reserve balances, including coin and currency, was $668.4 million for 2005, $562.3 million for 2004 and $528.0 million for 2003.
     For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, interest-bearing deposits in other banks, Federal Funds sold and securities purchased under agreements to resell (with original maturities of less than three months) to be cash equivalents.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities
     Securities consist predominately of debt and asset-backed securities issued by the U.S. Treasury, U.S. Government agencies, corporations, government sponsored agencies and state and local government units. These securities have been adjusted for amortization of premiums or accretion of discounts using the interest method. All securities are recorded on a trade date basis. Securities are classified and accounted for in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The categories are as follows:
(1)	Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings.

(2)	Securities available for sale are debt and equity securities which the Company does not have a positive intent and ability to hold to maturity and which are not trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income as a separate component of stockholder’s equity.
Gains and losses realized on the sales of securities are determined using the specific identification method.
Loans Held for Sale
     Once a decision is made to sell a loan that was not originated as or acquired with the intent to sell, the loan is considered held for sale and recorded at the lower of aggregate cost or fair value.
Loans and Leases
     Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts or premiums on purchased loans. Deferred costs or fees, discounts and premiums are amortized using the interest method over the contractual term of the loan adjusted for actual prepayments.
     We recognize unamortized fees, costs, premiums and discounts on loans and leases paid in full as a component of interest income. Interest income is accrued and recognized on the principal amount outstanding unless the loan is determined to be impaired and placed on nonaccrual status. (See Impaired and Nonaccrual Loans and Leases below.)
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
Impaired and Nonaccrual Loans and Leases
     We evaluate certain loans and leases for impairment on a case-by-case basis. Examples of such loans and leases include commercial loans, commercial real estate loans and construction loans. We consider a loan or lease to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We measure impairment based on the present value of the expected future cash flows discounted at the loan’s or lease’s effective interest rate, except for collateral-dependent loans and leases.
     For collateral-dependent loans and leases, we measure impairment based on the fair value of the collateral less disposition cost. On a case-by-case basis, we may measure impairment based upon a loan’s or lease’s observable market price.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We collectively evaluate for impairment large groups or pools of homogeneous loans with smaller balances that are not evaluated on a case-by-case basis. Examples of such small balance portfolios are consumer loans, residential mortgage loans and small business loans. The risk assessment process includes the use of estimates to determine any inherent loss in these portfolios. Loss forecast estimates are utilized for consumer products, which consider a variety of factors including, but not limited to, historical loss experience and estimated defaults or foreclosures based on portfolio trends and delinquencies. These factors are updated frequently to capture changes in the characteristics of subject portfolios and changes in the Company’s business strategies.
     We generally place a loan or lease on nonaccrual status:
•	When management believes that collection of principal or interest has become doubtful; or

•	When loans or leases are 90 days past due as to principal or interest, unless they are well secured and in the process of collection.
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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inherent in the Company’s loan and lease portfolio. Accordingly, the provision for loan and lease losses will vary from period to period based on management’s ongoing assessment of the adequacy of the Allowance.
Premises and Equipment
     Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of 10-39 years for premises, 3-20 years for equipment and the lower of the lease term or remaining life for leasehold improvements.
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
Intangible Assets
     The accounting and reporting for business combinations and intangible assets are governed primarily by SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. We follow the guidance set forth in SFAS No. 141 for initial recognition of goodwill and intangible assets acquired in a business combination. Included in the provisions of SFAS No. 141 are criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed. SFAS No. 142 addresses the accounting and reporting for other intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses how goodwill and other intangible assets should be accounted for subsequent to acquisition.
     Core deposit and other intangible assets determined to have finite lives are amortized over their estimated useful lives and are also subject to impairment testing. We review core deposit and other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to such core deposit and other identifiable intangible assets.
     Goodwill represents the cost of acquired businesses in excess of the fair value of net assets of those acquired businesses. Under the provisions of SFAS No. 142, goodwill and certain other intangible assets, which do not possess finite lives, are not amortized into net income over an estimated life but rather are tested at least annually for impairment. Goodwill is subject to a two-step impairment test. The first step of impairment testing compares the fair value of the reporting unit, which is an individual business segment of the Company (refer to Note 20), to the carrying amount. If the carrying amount exceeds the fair value, then a second step is conducted whereby we assign fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. The implied fair value is compared with the carrying amount of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss is recognized. Goodwill is tested for impairment on an annual basis, and between annual tests if circumstances change that would reduce the fair value of goodwill below its carrying value. The Company’s goodwill was tested for impairment as of October 31, 2005, 2004 and 2003 and none was identified.
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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Securities purchased under agreements to resell and securities sold under agreements to repurchase generally qualify as financing transactions under generally accepted accounting principles. We carry such securities at the amounts which they subsequently will be resold or reacquired as specified in the respective agreements, including accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We monitor the fair value of the underlying securities as compared to the related receivable, including accrued interest, and as necessary we request additional collateral. Where deemed appropriate, our agreements with third parties specify our right to request additional collateral. The Company or a custodian holds all collateral.
Income Taxes
     We recognize current income tax expense in an amount which approximates the amount of tax to be paid or refunded for the current period. We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that we include in our financial statements or tax returns. Under this method, we determine deferred income tax liabilities and assets based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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
     On January 1, 2006 the Company began expensing the fair value of stock options as required under Financial Accounting Standard No. 123 (revised 2004) Accounting for Share-Based Payment (FAS 123R). As allowed by FAS 123R, the Company will use the modified prospective application to record expense over the remaining required service period for the portion of the existing stock options for which the required service had not been rendered as of December 31, 2005. This expense will be based on the grant date fair value of the awards as disclosed below, adjusted for expected forfeitures. Compensation expense for future awards of stock based compensation will be computed and recorded using the provisions of FAS 123R.
     Certain members of BancWest’s senior management team received stock option awards from BNPP for shares of BNPP stock. The stock options were awarded on March 25, 2005, March 24, 2004 and March 21, 2003. The options do not vest until after the

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fourth year, at which time they are exercisable from the fourth anniversary through the tenth anniversary date (the expiration date) for the 2003 and 2004 grants and through the eighth anniversary date (the expiration date) for the 2005 grant. Stock options awarded under the 2005 and 2003 plans have been reflected in compensation expense. No compensation expense was recognized for the 2004 plan, as the grant price was greater than the market price.
     The following table is a summary of our stock option activity.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual life
	Number	price	(in years)

Options outstanding as of December 31, 2002	—	$—

2003:
Granted	275,000	39.07

Options outstanding as of December 31, 2003	275,000	$39.07	9.22

2004:
Granted	80,000	60.45
Forfeited	(7,972)	44.43

Options outstanding as of December 31, 2004	347,028	$43.88	8.44

2005:
Granted	193,000	71.42
Forfeited	(8,500)	60.58

Options outstanding as of December 31, 2005	531,528	$53.61	8.08

          The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Net Income (as reported)	$590,413	$473,377	$436,564

Add: Stock-based compensation expense recognized during period, net of tax effects	101	96	75
Less: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(1,109)	(932)	(681)

Pro Forma Net Income	$589,405	$472,541	$435,958

     The fair value of each stock option was estimated on the date of grant using a trinomial tree pricing model. The fair value of the 2005, 2004 and 2003 grants was $7.49, $10.57 and $21.26, respectively. The following table presents the weighted-average assumptions used.

	Year Ended
	December 31,
	2005	2004	2003
Dividend yield	4.33%	3.02%	3.18%

Expected volatility	13.37	17.18	48.16

Risk free interest rate	3.54	3.80	4.30

Expected life (in years)	8	10	10

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments and Hedging Activities
     Derivatives are recognized on the consolidated balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading, customer accommodation or not qualifying for hedge accounting (“free-standing derivative instruments”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of the unrecognized firm commitment attributable to the hedged risk are recorded in current period income. For a cash flow hedge, to the extent that the hedge is considered effective, changes in the fair value of the derivative instrument are recorded in other comprehensive income within stockholder’s equity and subsequently reclassified to net income in the same period(s) and in the same financial statement category as the hedged item. For freestanding derivative instruments, changes in the fair values are reported in current period income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as hedges to specific assets and liabilities on the consolidated balance sheet or to an unrecognized firm commitment or a forecasted transaction. The Company also formally assesses, both at the inception of the hedge and on a quarterly basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of or cash flows related to hedged items. Any portion of the change in fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in 2005, 2004 or 2003.
     The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At the inception of the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value, with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is separated from the host contract and carried at fair value with changes recorded in current period earnings.
2. Mergers and Acquisitions
     During 2005, the Company acquired Commercial Federal Corporation. BNPP funded this acquisition by providing short-term debt financing of $845 million. In addition, BNPP and one of its subsidiaries contributed capital of $500 million to the Company. During 2005, the Company also increased its insurance business by acquiring the assets of one insurance agency and purchasing another. In 2004, the Company acquired Community First Bankshares, Inc. and USDB Bancorp. BNPP funded the 2004 acquisitions by providing debt financing of $590 million and BNPP and one of its subsidiaries contributed capital of $1,055 million to the Company.
     All acquisitions are accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (FAS 141). Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their relative fair values, with the excess recorded as goodwill.
Commercial Federal Corporation Acquisition
     On December 2, 2005, the Company completed its acquisition of 100 percent of the outstanding stock of Commercial Federal Corporation (“Commercial Federal”), a holding company that operated Commercial Federal Bank. At the date of the acquisition, Commercial Federal operated 204 banking locations (199 full service retail branches and five limited service retail offices). The acquisition added three new states to the Company’s footprint (Kansas, Missouri and Oklahoma) and expanded the Company’s existing network in Arizona, Colorado, Iowa and Nebraska. The results of operations of Commercial Federal were included in our Consolidated Financial Statements beginning December 3, 2005. The banking operations of Commercial Federal were fully integrated into Bank of the West’s branch network on the date of acquisition, at which time Commercial Federal merged with and into Bank of the West. The purchase price of approximately $1.3 billion was paid in cash.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the Commercial Federal balance sheet on December 2, 2005, including the effects of purchase accounting adjustments:

(dollars in thousands)

Assets
Cash and cash equivalents	$151,597
Securities available for sale	1,039,237
Net loans and leases	7,795,352
Goodwill	909,752
Intangibles	94,517
Other assets	815,131

Total Assets	$10,805,586

Liabilities and Stockholder’s Equity
Deposits	$5,958,126
Debt	3,363,288
Other liabilities	160,923

Total Liabilities	9,482,337
Stockholder’s equity	1,323,249

Total Liabilities and Stockholder’s Equity	$10,805,586

     The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of Commercial Federal’s tangible assets and liabilities and identifiable intangible assets, as well as final decisions regarding integration activities.

(dollars in thousands)
Total purchase price of Commercial Federal, including transaction costs	$1,329,221
Equity of Commercial Federal prior to acquisition by BancWest	729,112

Excess of equity over the carrying value of net assets acquired	600,109

Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:

Loans and leases	76,518
Premises and equipment	(1,765)
Other assets	(56,874)
Severance and employee relocation	42,910
Contract cancellations	32,795
Intangibles	73,589
Deposits	3,089
Debt	135,198
Other liabilities	4,183

Estimated fair value adjustments related to net assets acquired	309,643

Estimated goodwill resulting from the acquisition of Commercial Federal	$909,752

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following pro forma condensed financial information presents the results of operations of the Company had the Commercial Federal acquisition occurred as of January 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the Commercial Federal acquisition been consummated as of January 1, 2004.

	(Unaudited)	(Unaudited)
	Year Ended	Year Ended
(dollars in thousands)	December 31, 2005	December 31, 2004

Net interest income	$1,862,105	$1,655,090
Provision for loan and lease losses	64,259	63,221
Noninterest income	563,899	541,978
Noninterest expense	1,427,239	1,238,894

Income before income taxes	934,506	894,953
Provision for income taxes	345,974	346,233

Net income	$588,532	$548,720

     We incurred $44.7 million of exit costs related to Commercial Federal activities, which were recorded as purchase accounting adjustments that resulted in an increase to goodwill. Included in the $44.7 million were $2.9 million for severance and relocation charges, $32.8 million for contract terminations and $9.0 million for write downs to equipment and prepaids. Approximately 160 employees have been or will be displaced in conjunction with the acquisition. We anticipate that cash outlays for exit and restructuring costs should be substantially completed by March 31, 2007.
Insurance Agency Acquisitions
     During 2005, the Company acquired the assets of Insurance One, Inc. on February 1, 2005 and purchased Barlow Insurance Agency, Inc. on December 1, 2005. The combined purchase price of these agencies was $7.7 million, which was paid in cash. We recorded $4.0 million of goodwill and $3.0 million of other intangibles related to these acquisitions. We did not incur any exit costs related to these acquisitions.
Community First Bankshares Acquisition
     The following table summarizes the Community First balance sheet on November 1, 2004, including the effects of purchase accounting adjustments:

(dollars in thousands)

Assets
Cash and cash equivalents	$228,233
Securities available for sale	1,458,677
Net loans and leases	3,394,490
Goodwill	914,485
Intangibles	96,021
Other assets	313,439

Total Assets	$6,405,345

Liabilities and Stockholder’s Equity
Deposits	$4,511,754
Debt	603,318
Other liabilities	95,367

Total Liabilities	5,210,439
Stockholder’s equity	1,194,906

Total Liabilities and Stockholder’s Equity	$6,405,345

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the final purchase price allocation of the Community First acquisition.

(dollars in thousands)

Total purchase price of Community First, including transaction costs	$1,199,459
Equity of Community First prior to acquisition by BancWest	352,693

Excess of pushed down equity over the carrying value of net assets acquired	846,766

Adjustments to reflect assets acquired and liabilities assumed at fair value:
Sublease loss reserve	910
Loans and leases	27,104
Premises and equipment	(4,989)
Other assets	4,184
Severance and employee relocation	7,659
Contract terminations	5,480
Identifiable intangibles	(3,218)
Deposits	8,985
Debt	15,093
Other liabilities and taxes	6,511

Fair value adjustments related to net assets acquired	67,719

Goodwill resulting from the acquisition of Community First	$914,485

     The following pro forma condensed financial information presents the results of operations of the Company had the Community First acquisition occurred as of January 1, 2003, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or which would have occurred had the Community First acquisition been consummated as of January 1, 2003.

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

     We incurred $27.8 million of exit costs related to Community First activities that were recorded as purchase accounting adjustments which resulted in an increase to goodwill. Included in the $27.8 million were $7.6 million for severance and relocation charges, $7.4 million for contract terminations and settlements, $0.9 million for sublease loss reserves and $11.9 million for write downs to equipment and prepaids. Approximately 200 employees were displaced in conjunction with the acquisition. Cash outlays for exit and restructuring costs are substantially completed. Below is a summarization of the exit cost activity related to this acquisition.

				Write-	Write-
	Severance		Sublease	down of	down of
	and	Contract	loss	Fixed	Prepaid
(dollars in thousands)	Relocation	Terminations	Reserves	Assets	Expenses	Other	Total

Balance, December 31, 2004	$7,557	$5,810	$1,196	$10,431	$383	$—	$25,377
Adjustments, net	102	(330)	(286)	401	640	1,915	2,442
Cash Payments	(5,317)	(4,669)	(647)	—	—	(1,765)	(12,398)

Balance, December 31, 2005	$2,342	$811	$263	$10,832	$1,023	$150	$15,421

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
USDB Bancorp Acquisition
     During the fourth quarter of 2004, the Company also acquired USDB Bancorp (“USDB”), parent company of Union Safe Deposit Bank. The purchase price of $245 million was paid in cash to acquire 100% of the outstanding stock of USDB. The fair value of assets acquired was approximately $1.2 billion, the fair value of loans was approximately $670 million and fair value of deposits was $895 million. We recorded $170 million of goodwill, and $15 million of identifiable intangibles related to this acquisition. Beginning November 1, 2004, the results of operations of USDB were included in our Consolidated Financial Statements. Branches of USDB were fully integrated into BOW’s network in January of 2005.
     We incurred $6.8 million of exit costs related to USDB activities that were recorded as purchase accounting adjustments resulting in an increase to goodwill. Included in the $6.8 million were $2.9 million for severance and relocation charges, $1.9 million for contract terminations, $0.3 million for sublease loss reserves and $1.7 million for write downs to equipment and prepaids. Approximately 160 employees were displaced in conjunction with the acquisition. Cash outlays for exit and restructuring costs are substantially completed.
     Operating results for USDB Bancorp were not significant to the consolidated operating results; therefore, pro forma results are not presented.
3. Derivative Financial Instruments
     Any portion of the change in the fair value of a derivative designated as a hedge that is deemed ineffective is recorded in current period earnings; this amount was not material in the years ended December 31, 2005, 2004 and 2003.
Fair Value Hedges
     The Company has various derivative instruments that hedge the fair values of recognized assets or liabilities or of unrecognized firm commitments. At December 31, 2005, the Company carried an interest rate swap of $2.6 million with a fair value loss of $0.4 million that was categorized as a hedge for a commercial loan. The Company receives 1-month LIBOR and pays a fixed rate of 8.32%. At December 31, 2004, the Company carried $2.7 million of such swaps with a fair value loss of $0.6 million. In addition, at December 31, 2005, the Company carried interest rate swaps totaling $83.2 million with fair value gains of $0.6 million and fair value losses of $1.7 million that were categorized as fair value hedges for commercial and commercial real estate loans. The Company receives 6-month LIBOR and pays fixed rates from 3.79% to 7.99%. At December 31, 2004, the Company carried $77.2 million of such swaps with fair value gains of $0.2 million and fair value losses of $4.0 million.
     On November 20, 2002, the Parent executed a $150 million interest rate swap agreement with BNP Paribas to hedge the fair value of the 9.5% BancWest Capital I Quarterly Income Preferred Securities (the BWE Capital Securities) issued by BancWest Capital I, which upon adoption of FIN 46, was redesignated to hedge the related subordinated debt. On June 3, 2005 the Company terminated the swap. No gain or loss was recognized upon termination of the swap. On December 1, 2005, the Company redeemed the junior subordinated debt owned by BancWest Capital I.
     At December 31, 2005, the Company carried interest rate swaps totaling $4.2 million with fair value gains of $0.1 million that were categorized as fair value hedges for repurchase agreements. The Company pays 3-month LIBOR and receives a fixed rate of 8.29%. At December 31, 2004, the Company carried $8.6 million of such swaps with fair value gains of $0.4 million.
Cash Flow Hedges
     At December 31, 2005, the Company carried interest rate swaps of $600 million with a fair value gain of $2.6 million which hedged our LIBOR-based commercial loans. The hedges were entered into during a decreasing interest rate environment in order to mitigate the risk of loss on expected interest received due to potentially lower anticipated LIBOR. These hedges mature during June and July of 2006. The interest rate swap agreements synthetically convert variable rate loans to fixed by paying variable and receiving fixed rates of interest. The hedges had a fair value gain of $20.7 million at December 31, 2004. We pay 3-month LIBOR and receive fixed rates ranging from 5.64% to 5.87%. The net settlement on the $600 million swaps increased commercial loan interest income by $11.5 million during 2005 and by $22.3 million during 2004. The Company estimates net settlement gains, recorded as commercial loan interest income, of $1.7 million over the next seven months resulting from these hedges.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2005, the Company carried interest rate swaps totaling $100 million with fair value gains of $4.6 million in order to reduce exposure to interest rate increases associated with short-term fixed rate liabilities. The swaps hedge forecasted transactions associated with short-term fixed rate liabilities. These swaps had fair value gains of $3.5 million and fair value losses of $0.2 million at December 31, 2004. The swaps mature as follows: $70 million in 2013, $20 million in 2018 and $10 million in 2023. We pay fixed rates ranging from 3.65% to 4.58% and receive 3-month LIBOR. The effect on pretax income from these swaps was a loss of $0.9 million, compared with a loss of $2.8 million for the years ended December 31, 2005 and 2004, respectively. The Company estimates a net decrease to interest expense of $0.6 million over the next twelve months resulting from these hedges.
Free-standing Derivative Instruments
     Free-standing derivative instruments include derivative transactions entered into for risk management purposes for which hedge accounting does not apply. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. Such commitments are stratified by rates and terms and are valued based on market quotes for similar loans. Adjustments, including discounting the historical fallout rate, are then applied to estimate fair value. Trading activities primarily involve providing various free-standing interest rate and foreign exchange derivative products to customers. Interest rate derivative instruments utilized by the Company in its trading operations include interest rate swaps, caps, floors and collars.
     The following table summarizes derivatives held by the Company as of December 31:

	2005			2004
		Credit			Credit
	Notional	Risk	Net Fair	Notional	Risk	Net Fair
	Amount	Amount	Value	Amount	Amount	Value

(dollars in thousands)
Held for hedge purposes:
Interest rate swaps	$790,022	$7,879	$5,759	$938,534	$24,790	$17,327
Held for trading or free-standing:
Interest rate swaps	2,061,811	26,625	13,783	1,502,706	19,558	7,856
Purchased interest rate options	82,597	255	255	143,251	203	203
Written interest rate options	93,197	—	(255)	152,645	—	(203)
Forward interest rate options	9,200	—	(44)	22,000	—	(20)
Commitments to purchase and sell foreign currencies	383,582	6,398	73	401,057	9,533	1,046
Purchased foreign exchange options	7,734	307	307	4,876	217	217
Written foreign exchange options	7,734	—	(307)	4,876	—	(217)
Commodity contracts	768	4	3	—	—	—

4. Transactions with Affiliates
     The Company and its subsidiaries participate in various transactions with BNP Paribas and its affiliates. The $1.55 billion term note, $1.39 billion of repurchase agreements, $400 million of structured repurchase agreements and a $150 million swap, which was terminated on June 3, 2005 and was used to hedge the subordinated debt related to trust preferred securities, are between the Company and BNP Paribas. On April 28, 2005 the $590 million of short-term debt that was issued to finance the acquisitions of Community First and USDB was converted into $590 million of long-term financing in the form of a repurchase agreement. In connection with the acquisition of Commercial Federal we entered into a short-term debt financing arrangement with BNP Paribas in the amount of $845 million. Junior subordinated debt of $275 million is owed to the First Hawaiian Capital I, CFB Capital III, CFB Capital IV, Commercial Federal Capital I, Commercial Federal Capital II and Commercial Federal Capital III trusts (see Note 14). The subordinated notes included in long-term debt were sold directly to BNP Paribas by Bank of the West. They are subordinated to the claims of depositors and creditors and qualify for inclusion as a component of risk-based capital under current FDIC guidelines for assessing capital adequacy. The other items listed in the table below are between our banking subsidiaries and BNP Paribas and its affiliates. Transactions involving the Company’s bank subsidiaries and their nonbank affiliates (including BancWest and BNP Paribas) are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities. These transactions are required to be on terms at least as favorable to the bank as those prevailing in the market at the time for similar non-affiliate

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transactions. Transactions have included the sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings.
     Amounts due to and from affiliates and off-balance-sheet transactions at December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
(dollars in thousands)	2005	2004

Cash and due from banks	$4,487	$540
Noninterest-bearing demand deposits	197	1,124
Short-term borrowings	845,000	590,000
Time certificates of deposit	20,250	20,427
Other liabilities	12,737	8,077
Term note	1,550,000	1,550,000
Subordinated notes included in long-term debt	51,480	51,848
Subordinated notes issued to trusts (1)	286,341	384,158
Repurchase agreements	1,390,000	800,000
Structured repurchase agreements	400,000	400,000
Off-balance sheet transactions:
Standby letters of credit	53,596	26,611
Guarantees received	11,150	2,683
Commitments to purchase foreign currencies (2)	50,203	125,466
Commitments to sell foreign currencies (2)	9,137	39,968
Interest rate contracts (2)	564,695	662,071
Purchased foreign exchange options (2)	—	320
Written foreign exchange options (2)	—	300

(1)	Includes purchase accounting adjustments of $11.3 million.

(2)	Represents the notional amount of derivative financial instruments that are carried on our balance sheet at fair value.
     In March 2002, BancWest borrowed $800 million from BNP Paribas under an interim financing arrangement as part of the United California Bank acquisition. In November 2002, BancWest sold BNP Paribas 485,413 shares of the outstanding common stock of Bank of the West for $800 million, and used the proceeds to repay the interim debt. BancWest and BNP Paribas also entered into a Stockholder’s Agreement that included put and call options. The call option gives BancWest the right on specified dates or events to repurchase all or a portion of the Bank of the West stock sold to BNP Paribas at a price equal (in the case of a purchase of all such shares) to $800 million, plus 4.39% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest paid on such amounts at 4.39% per annum, compounded quarterly), plus $5.0 million. If BancWest does not exercise its call option by December 2011, or within 90 days after certain specified events or agreements, BNP Paribas can require BancWest to repurchase the Bank of the West shares at a price equal to (in case of a purchase of all such shares) $800 million, plus 4.39% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest on such amounts at 4.39% per annum, compounded quarterly), plus $50 million. Due to the put and call arrangement, the $800 million repurchase agreement is considered a redeemable security and accordingly classified as debt. The Stockholder’s Agreement contains provisions for pro rata allocation of the formula described above in the event the call option is exercised for less than the full amount of the Bank of the West stock. The specified events referred to above include potential changes in ownership of Bank of the West as well as legislative, regulatory or other related changes that could affect the transactions referred to above. The Stockholder’s Agreement also limits the transferability of the Bank of the West shares. No value has been attributed to the call or put options in the Company’s financial statements and the Company does not expect to attribute a value to these options during the term of the Stockholder’s Agreement.
     In November 2004, BancWest borrowed $590 million from BNP Paribas under an interim financing arrangement as part of the Community First and USDB acquisitions. In April 2005, BancWest sold BNP Paribas 254,132 shares of the outstanding common stock of Bank of the West for $590 million, and used the proceeds to repay the interim debt. BancWest and BNP Paribas also entered into an Amended and Restated Stockholder’s Agreement that included put and call options. The call option gives BancWest the right on specified dates or events to repurchase all or a portion of the Bank of the West stock sold to BNP Paribas at a price equal (in the case of a purchase of all such shares) to $590 million, plus 4.95% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest paid on such amounts at 4.95% per annum, compounded quarterly), plus $5.0 million. If

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BancWest does not exercise its call option by May 2014, or within 90 days after certain specified events or agreements, BNP Paribas can require BancWest to repurchase the Bank of the West shares at a price equal to (in case of a purchase of all such shares) $590 million, plus 4.95% per annum, less the aggregate amount of distributions paid on such shares to BNP Paribas (together with interest on such amounts at 4.95% per annum, compounded quarterly), plus $50 million. Due to the put and call arrangement, the $590 million repurchase agreement is considered a redeemable security and accordingly classified as debt. The Stockholder’s Agreement contains provisions for pro rata allocation of the formula described above in the event the call option is exercised for less than the full amount of the Bank of the West stock. The specified events referred to above include potential changes in ownership of Bank of the West as well as legislative, regulatory or other related changes that could affect the transactions referred to above. The Amended and Restated Stockholder’s Agreement also limits the transferability of the Bank of the West shares. No value has been attributed to the call or put options in the Company’s financial statements and the Company does not expect to attribute a value to these options during the term of the Amended and Restated Stockholder’s Agreement.
     At December 31, 2005, BancWest’s obligation to BNP Paribas under the Amended and Restated Stockholder’s Agreement (assuming the Call Options could have been exercised as of that date) would be calculated as $1,402.1 million. This obligation represents the original amount of $1,390.0 million ($800.0 million and $590.0 million), accrued interest of $2.1 million, plus the $10.0 million Call Option premiums. At December 31, 2004, the obligation was $806.2 million, which included the original amount of $800.0 million, accrued interest of $1.2 million and the $5.0 million Call Option premium. The average balance of the obligation to BNP Paribas under the Agreements using the same calculation was $1,416.2 million and $850.8 million for the years ended December 31, 2005 and 2004, respectively.
     BNP Paribas received a tax opinion that this cross-border transaction should be treated for U.S. Federal tax purposes as a loan from BNP Paribas to the Company secured by the Bank of the West shares. Accordingly, the Company recognizes a U.S. tax benefit for the current deduction for interest paid under the terms of the Stockholder’s Agreement.
     At December 31, 2004, we carried a $150 million interest rate swap with BNP Paribas, which was terminated on June 20, 2005. See Note 3 for additional information.
     Interest expense to affiliates for 2005, 2004 and 2003 was $201.3 million, $174.6 million and $156.2 million, respectively. Income from affiliate transactions was $1.9 million for 2005, $6.4 million for 2004 and $6.7 million for 2003.
5. Variable Interest Entities (VIEs)
     On June 23, 1997 and October 20, 2000, the Company formed two trusts, First Hawaiian Capital I (FH Trust) and BancWest Capital I (BWE Trust) (the Trusts), respectively. The Trusts issued preferred and common capital securities. The purpose of these entities was to allow for the issuance of preferred capital securities that qualify for inclusion in Tier 1 regulatory capital. Historically, the Trusts were consolidated and the related trust preferred securities have been treated as Tier 1 capital under Federal Reserve rules and regulations. The Company deconsolidated the Trusts as a result of the adoption of FIN 46 in the preparation of its financial statements in October 2003. This deconsolidation had no material impact on the total assets or liabilities of BancWest. On March 1, 2005 the Federal Reserve Board issued final rules that will allow trust preferred securities to continue to be treated as Tier 1 capital, but in reduced amounts. After a five year transition period, the quantitative limitations for the amount of trust preferred securities that may be included in Tier 1 capital for domestic bank holding companies will be reduced to 25% of core capital elements, net of goodwill less any associated deferred tax liability. In addition, during the last five years before maturity, trust preferred securities will be treated as Tier 2 capital and require the same phase-out of capital credit as limited-life preferred stock.
     On December 1, 2005, BWE Trust completed the redemption of the 6,000,000 outstanding 9.5% BancWest Capital I Quarterly Income Preferred Securities (QUIPS) at a price of $25 per QUIPS plus accrued and unpaid distributions. BWE Trust was a Delaware trust established in 2000 by BancWest Corporation at the time of the QUIPS issuance. The Trust owned Junior Subordinated Debentures issued by BancWest Corporation, which were also redeemed on December 1, 2005.
     FH Trust is a Delaware business trust which was formed in 1997, issued $100 million of its Capital Securities (the “FH Capital Securities”) and used the proceeds to purchase junior subordinated deferrable interest debentures of BancWest. The FH Capital Securities accrue and pay interest semiannually at an annual interest rate of 8.343%. The FH Capital Securities are mandatorily redeemable upon maturity date of July 1, 2027. However, they are subject to redemption on or after July 1, 2007, in whole or in part (subject to a prepayment penalty) as provided for in the governing indenture. At December 31, 2005, FH Trust’s total assets were $107.4 million, comprised predominately of BancWest’s junior subordinated debentures. The debentures and the associated interest expense make up the Company’s maximum exposure to losses for this trust. They are solely, fully and unconditionally guaranteed by

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BancWest, representing the Company’s maximum liability for the securities. All of the common securities of FH Trust are owned by BancWest.
     CFB Capital III Trust is a Delaware business trust which was formed in 2002 and issued $60 million of 8.125% Cumulative Capital Securities. The proceeds of the offering were invested by CFB Capital III in junior subordinated debentures of Community First, which were later assumed by BOW following the merger of Community First with and into BOW. At December 31, 2005, CFB Capital III Trust’s total assets were $62.9 million, comprised predominately of BOW’s junior subordinated debentures. The debentures and the associated interest expense make up BOW’s maximum exposure to losses for this trust. With regulatory approval, the debentures can be redeemed no earlier than April 15, 2007, and mature April 15, 2032. All of the common securities of CFB Capital III are owned by BOW, and therefore the preferred securities do not qualify as Tier 1 capital.
     CFB Capital IV Trust is a Delaware business trust which was formed in 2003 and issued $60 million of 7.60% Cumulative Capital Securities. The proceeds of the offering were invested by CFB Capital IV in junior subordinated debentures of Community First, which were later assumed by BOW following the merger of Community First with and into BOW. At December 31, 2005, CFB Capital IV Trust’s total assets were $62.4 million, comprised predominately of BOW’s junior subordinated debentures. The debentures and the associated interest expense make up BOW’s maximum exposure to losses for this trust. With regulatory approval, the debentures may be redeemed no earlier than March 15, 2008, and mature March 15, 2033. All of the common securities of CFB Capital IV are owned by BOW, and therefore the preferred securities do not qualify as Tier 1 capital.
     Commercial Federal Capital Trust I (“CFC Trust I”), a Delaware statutory trust, was formed in 2003 and issued $10 million of floating-rate capital securities. The proceeds of the offering were invested by CFC Trust I in junior subordinated debentures of Commercial Federal, which were later assumed by BOW following the merger of Commercial Federal with and into BOW. The capital securities and debentures bear interest equal to three-month LIBOR as of the applicable reset date plus 2.95% (or 7.10% at December 31, 2005). At December 31, 2005, CFC Trust I total assets were $10.5 million, comprised predominantly of BOW’s junior subordinated debentures. The debentures and the associated interest expense make up BOW’s maximum exposure to losses for this trust. With regulatory approval, the new debentures may be redeemed no earlier than October 8, 2008, and mature October 8, 2033. All of the common securities of CFC Trust I are owned by BOW, and therefore the preferred securities do not qualify as Tier 1 capital.
     Commercial Federal Capital Trust II (“CFC Trust II”), a Delaware statutory trust, was formed in 2004 and issued $25 million of floating-rate capital securities. The proceeds of the offering were invested by CFC Trust II in junior subordinated debentures of Commercial Federal, which were later assumed by BOW following the merger of Commercial Federal with and into BOW. The capital securities and debentures bear interest equal to three-month LIBOR as of the applicable reset date plus 2.08% (or 6.57% at December 31, 2005). At December 31, 2005, CFC Trust I total assets were $25.9 million, comprised predominantly of BOW’s junior subordinated debentures. The debentures and the associated interest expense make up BOW’s maximum exposure to losses for this trust. With regulatory approval, the new debentures may be redeemed no earlier than December 15, 2009, and mature December 15, 2034. All of the common securities of CFC Trust II are owned by BOW, and therefore the preferred securities do not qualify as Tier 1 capital.
     Commercial Federal Capital Trust III (“CFC Trust III”), a Delaware statutory trust, was formed in 2005 and issued $20 million of floating-rate capital securities. The proceeds of the offering were invested by CFC Trust III in junior subordinated debentures of Commercial Federal, which were later assumed by BOW following the merger of Commercial Federal with and into BOW. The capital securities and debentures bear interest equal to three-month LIBOR as of the applicable reset date plus 1.97% (or 6.35% at December 31, 2005). At December 31, 2005, CFC Trust I total assets were $20.8 million, comprised predominantly of BOW’s junior subordinated debentures. The debentures and the associated interest expense make up BOW’s maximum exposure to losses for this trust. With regulatory approval, the new debentures may be redeemed no earlier than May 23, 2010, and mature May 23, 2035. All of the common securities of CFC Trust III are owned by BOW, and therefore the preferred securities do not qualify as Tier 1 capital.
     The Company has identified investments that meet the definition of a VIE under FIN 46 but do not meet the requirements for consolidation. The Company owns several limited partnership interests in low-income housing developments in conjunction with the Community Reinvestment Act. Limited partners do not participate in the control of the partnerships’ businesses. The general partner exercises the day-to-day control and management of the projects. The general partners have exclusive control over the partnerships’ businesses and have all of the rights, powers, and authority generally conferred by law or necessary, advisable or consistent with accomplishing the partnerships’ businesses. FIN 46 indicates that if an entity (e.g., limited partner) cannot sell, transfer, or encumber its interests in the VIE without the prior approval of an enterprise (e.g., general partner), the limited partner is deemed to be a de facto agent for the general partner. BancWest is considered to be a de facto agent for the general partner where BancWest has a limited partnership interest over 50%. BancWest is not the primary beneficiary for these partnerships or for those where its interest is less

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
than 50%. The business purpose of these entities is to provide affordable housing within the Company’s service area in return for tax credits and tax loss deductions. At December 31, 2005 our subscription amount for these investments is approximately $171.2 million with approximately $54.9 million as the residual contribution outstanding. We are not obligated to fund deficiencies of the limited partnerships and our maximum exposure to losses is limited to our subscription amount. Bargain purchase options are available for the general partners to purchase the Company’s interests in the limited partnerships. These commitments were entered into from 1991 through 2005.
     The Company is also a general partner in numerous limited real estate partnerships acquired as a result of the Commercial Federal acquisition. The Corporation also holds limited partner interests in certain of these limited partnerships. The consolidation of these limited partnerships is not required under the provisions of FIN 46. In the highly unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum potential exposure to loss would be approximately $30 million. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at December 31, 2005. The Company and the Federal Reserve entered into an agreement whereby the Company would divest these investments by December 2007.
6. Securities Available for Sale
     Amortized cost and fair value of securities available for sale at December 31, 2005 and 2004 were as follows:

	2005				2004
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations	$197,924	$118	$(2,058)	$195,984	$266,174	$263	$(1,745)	$264,692
Government sponsored agencies	3,512,079	315	(43,635)	3,468,759	2,372,319	1,374	(14,868)	2,358,825
Mortgage and asset-backed securities:
Government agencies	154,182	783	(760)	154,205	229,827	1,741	(450)	231,118
Government sponsored agencies	3,073,859	3,426	(76,757)	3,000,528	3,185,857	10,733	(37,208)	3,159,382
Other	864,923	2,991	(5,974)	861,940	487,250	3,177	(2,512)	487,915
Collateralized mortgage obligations:
Government agencies	128,447	—	(3,607)	124,840	181,502	—	(2,311)	179,191
Government sponsored agencies	1,025,079	439	(14,226)	1,011,292	603,173	420	(6,907)	596,686
Other	1,182,218	386	(17,795)	1,164,809	568,724	154	(5,565)	563,313
State and political subdivisions	394,573	1,441	(1,208)	394,806	56,081	627	(297)	56,411
Other	54,602	180	(560)	54,222	59,311	103	(2,384)	57,030

Total securities available for sale	$10,587,886	$10,079	$(166,580)	$10,431,385	$8,010,218	$18,592	$(74,247)	$7,954,563

     The following table presents the unrealized gross losses and fair values of securities in the securities available for sale portfolio by length of time that individual securities in each category have been in a continuous loss position. Because the declines in fair value were a result of changes in market interest rates and the Company has both the ability and the intent to hold the securities until maturity or the fair value at least equals the recorded cost, no other-than-temporary impairment was recorded on debt securities. However, from time to time, the Company may sell securities at a loss when it decides to restructure portions of the portfolio to take advantage of current market conditions. During the fourth quarter of 2005, the Company recognized an other-than-temporary impairment of $1.8 million on certain Freddie Mac and Fannie Mae equity securities.

`

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations:
U.S. Treasury and government agencies	$(1,761)	$67,485	$(297)	$18,106	$(2,058)	$85,591
Government sponsored agencies	(25,082)	1,379,597	(18,553)	1,297,547	(43,635)	2,677,144
Mortgage and asset-backed securities:
Government agencies	(760)	50,910	—	—	(760)	50,910
Government sponsored agencies	(37,907)	1,330,995	(38,850)	882,530	(76,757)	2,213,525
Other	(3,915)	354,670	(2,059)	122,096	(5,974)	476,766
Collateralized mortgage obligations:
Government agencies	—	—	(3,607)	124,840	(3,607)	124,840
Government sponsored agencies	(5,751)	90,799	(8,475)	329,067	(14,226)	419,866
Other	(12,386)	241,212	(5,409)	193,639	(17,795)	434,851
State and political subdivisions	(1,206)	24,857	(2)	321	(1,208)	25,178
Other	(510)	12,699	(50)	24,433	(560)	37,132

Total securities available for sale	$(89,278)	$3,553,224	$(77,302)	$2,992,579	$(166,580)	$6,545,803

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Treasury and other U.S. Government agencies and corporations:
U.S. Treasury and government agencies	$(1,455)	$223,980	$(290)	$32,851	$(1,745)	$256,831
Government sponsored agencies	(13,142)	1,945,187	(1,726)	73,230	(14,868)	2,018,417
Mortgage and asset-backed securities:
Government agencies	(450)	71,905	—	—	(450)	71,905
Government sponsored agencies	(18,230)	1,984,473	(18,978)	526,501	(37,208)	2,510,974
Other	(1,788)	323,410	(724)	58,762	(2,512)	382,172
Collateralized mortgage obligations:
Government agencies	(1,580)	138,412	(731)	40,109	(2,311)	178,521
Government sponsored agencies	(3,585)	404,057	(3,322)	157,403	(6,907)	561,460
Other	(5,556)	412,785	(9)	2,693	(5,565)	415,478
State and political subdivisions	(284)	36,694	(13)	395	(297)	37,089
Other	(2,070)	30,948	(314)	5,686	(2,384)	36,634

Total securities available for sale	$(48,140)	$5,571,851	$(26,107)	$897,630	$(74,247)	$6,469,481

Gross realized gains and losses on securities available for sale for the periods indicated were as follows:

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Realized gains	$2,317	$1,516	$4,292
Realized losses (1)	(4,054)	(643)	(3)

Realized net (losses) gains	$(1,737)	$873	$4,289

(1)	Includes other-than-temporary impairment of $1.8 million for 2005. No other-than-temporary impairment was recorded in 2004 or 2003.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The amortized cost, fair value and yield of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations.

	December 31, 2005
			Remaining Contractual Principal Maturity
		Weighted			After One But		After Five Years But
	Total	Average	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government agencies and corporations	$195,984	3.60%	$23,040	2.64%	$132,077	3.74%	$38,901	3.43%	$1,966	4.36%
Government sponsored agencies	3,468,759	3.64	1,004,470	2.76	2,269,939	3.89	194,350	4.81	—	—
Mortgage and asset-backed securities:
Government agencies	154,205	4.06	3	2.26	601	3.98	11,422	4.12	142,179	4.06
Government sponsored agencies	3,000,528	4.28	1,346	6.04	348,810	3.68	147,974	4.37	2,502,398	4.34
Other	861,940	4.43	16,473	3.86	240,602	3.38	—	—	604,865	4.87
Collateralized mortgage obligations:
Government agencies	124,840	3.28	—	—	—	—	13,767	3.34	111,073	3.28
Government sponsored agencies	1,011,292	4.28	—	—	16,821	4.93	108,873	3.57	885,598	4.35
Other	1,164,809	4.92	—	—	1,640	6.79	2,194	7.94	1,160,975	4.91
State and political subdivisions (1)	394,806	6.56	5,276	5.57	22,469	5.50	52,869	5.72	314,192	6.79

Estimated fair value of debt securities (2)	$10,377,163	4.21%	$1,050,608	2.79%	$3,032,959	3.83%	$570,350	4.42%	$5,723,246	4.62%

Total cost of debt securities	$10,533,284		$1,060,071		$3,080,538		$576,014		$5,816,661

(1)	The weighted average yields were calculated on a taxable equivalent basis.

(2)	The weighted average yield, except for yields of state and political subdivisions, were calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.
     Securities with an aggregate carrying value of $7.3 billion and $6.0 billion were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank advances at December 31, 2005 and 2004, respectively. Of these amounts, the secured party had the right to repledge or resell $0.5 billion and $0.3 billion at December 31, 2005 and 2004, respectively.
     We held no securities of any single issuer (other than the U.S. Government and government sponsored agencies) which were in excess of 10% of consolidated stockholder’s equity at December 31, 2005 and 2004.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     Loans and Leases
     At December 31, 2005 and 2004, loans and leases were comprised of the following:

	December 31,
	2005		2004
(dollars in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)

Commercial, financial and agricultural	$7,116,862	$5,408,559	$6,027,376	$4,699,369
Real estate:
Commercial	8,168,770	650,078	6,706,882	550,343
Construction	3,102,005	1,779,648	1,493,723	1,241,585
Residential	12,079,023	1,813,570	6,700,462	1,354,046

Total real estate	23,349,798	4,243,296	14,901,067	3,145,974
Consumer	10,652,505	1,939,888	9,243,731	1,427,566
Lease financing	2,202,910	211,442	2,132,578	120,376
Foreign	383,380	49,263	384,091	43,531

Total loans and leases	$43,705,455	$11,852,448	$32,688,843	$9,436,816

(1)	Commitments to extend credit represent unfunded amounts and are reported net of participations sold to other lenders.
     The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. We also lend to a lesser extent nationally and in Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of those regions, which affects property values, and the financial well being and creditworthiness of the borrowers.
     Outstanding loan balances at December 31, 2005 and 2004 are net of unearned income, including net deferred loan fees, of $296.3 million and $283.0 million, respectively.
     Our leasing activities consist primarily of leasing automobiles, commercial equipment and leveraged leases. Lessees are responsible for all maintenance, taxes and insurance on the leased property. The leases are reported net of unearned income of $355.0 million and $333.0 million at December 31, 2005 and 2004, respectively.
     The following table lists the components of the net investment in financing leases:

	December 31,
(dollars in millions)	2005	2004

Total minimum lease payments to be received	$2,036	$1,839
Estimated residual values of leased property	522	627
Less: Unearned income	355	333

Net investment in financing leases	$2,203	$2,133

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2005, minimum lease receivables for the five succeeding years were as follows:

Year Ended
(dollars in millions)	December 31, 2005

Lease Receivables:
2006	$646
2007	530
2008	409
2009	255
2010	157
Thereafter	561

Gross minimum payments	2,558
Less: unearned income	355

Net minimum receivable	$2,203

     Our consolidated investment in leveraged leases totaled approximately $384 million at both December 31, 2005 and 2004. For federal income tax purposes, we retain the tax benefit of depreciation on the entire leased unit and interest on the related long-term debt, which is non-recourse to the Company. Deferred tax liabilities arising from leveraged leases totaled approximately $333 million and $335 million at December 31, 2005 and 2004.
     Real estate loans totaling $12.7 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank at December 31, 2005.
     In the normal course of business, the Company makes loans to executive officers and directors of the Company and to entities and individuals affiliated with those executive officers and directors. These loans were made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with other persons or, in the case of certain residential real estate loans, on terms that were widely available to employees of the Company who were not directors or executive officers. Changes in the loans to such executive officers, directors and affiliates during 2005 and 2004 were as follows:

	Year Ended December 31,
(dollars in thousands)	2005	2004

Balance at beginning of year	$106,809	$116,469
New loans made	9,164	31,709
Less repayments	21,877	41,369

Balance at end of year	$94,096	$106,809

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
     In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and maturity structure of these portfolios, and by applying the same credit standards maintained for all of its related credit activities. At December 31, 2005 and 2004, the Company did not have a concentration in any loan category or industry that exceeded 10% of total loans and unfunded commitments that is not

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
already reflected in the table above. The loan and lease portfolio is principally located in California, Hawaii and other states in the Western United States. The risk inherent in the portfolio depends upon both the economic stability of those states, which affects property values, and the financial well being and creditworthiness of the borrowers.
     Standby letters of credit totaled $854.6 million and $824.2 million at December 31, 2005 and 2004, respectively. Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The liquidity risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions. The Company also had commitments for commercial and similar letters of credit of $70.3 million and $77.0 million at December 31, 2005 and 2004, respectively. The commitments outstanding as of December 31, 2005 have maturities ranging from January 1, 2006 to November 15, 2017. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.
8.     Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses were as follows for:

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Balance at beginning of year	$436,391	$391,699	$384,081
Allowance arising from business combinations	76,236	59,392	—
Provision for loan and lease losses	37,004	49,219	81,295
Loans and leases charged off:
Commercial, financial and agricultural	8,567	15,521	38,621
Real estate:
Commercial	2,835	2,704	1,622
Construction	946	—	—
Residential	1,489	761	930

Total real estate	5,270	3,465	2,552
Consumer	68,415	58,608	56,489
Lease financing	13,324	21,196	26,338
Foreign	1,634	1,649	2,498

Total loans and leases charged off	97,210	100,439	126,498

Recoveries on loans and leases:
Commercial, financial and agricultural	10,932	11,444	31,843
Real estate:
Commercial	1,420	412	568
Construction	2	1,016	132
Residential	642	806	1,264

Total real estate	2,064	2,234	1,964
Consumer	17,113	13,950	12,041
Lease financing	6,234	8,344	6,429
Foreign	1,556	548	544

Total recoveries on loans and leases previously charged off	37,899	36,520	52,821
Net charge-offs	(59,311)	(63,919)	(73,677)

Balance at end of year	$490,320	$436,391	$391,699

     The company uses the guidance in Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, to account for loans acquired where there is deterioration in credit quality and it is probable that we would be unable to collect all contractually required payments. In connection with our acquisition of Commercial Federal on December 2, 2005, the Company acquired loans where there was evidence of deterioration in credit quality and it was probable that we would be unable to collect all contractually required payments. These loans are on nonaccrual status and the Company recorded the computed fair value

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of $51.8 million as the book value for these loans. In addition, the Company recorded $76.2 million of the allowance for loans and lease losses from Commercial Federal.
     The following table presents information related to impaired loans:

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Impaired loans with related allowance	$26,373	$16,903	$82,272
Impaired loans with no related allowance	21,833	39,869	3,522

Total impaired loans	$48,206	$56,772	$85,794

Total allowance for loan and lease losses on impaired loans	$8,177	$4,087	$21,377
Average impaired loans	58,842	72,839	139,301
Interest income recognized on impaired loans	10,078	3,687	5,491

     Impaired loans without the related allowance for loan and lease losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Payments on impaired loans are generally applied to reduce the outstanding principal balance of such loans.
     Total nonaccrual loans and leases were $192.7 million and $125.2 million for the years ended December 31, 2005 and 2004, respectively. Loans and leases that were 90 days or more past due, but still accruing were $53.2 million and $12.4 million for the same respective periods.
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
     Operating lease rental income for leased assets, primarily vehicles, is recognized on a straight-line basis. Related depreciation expense is recorded on a straight-line basis over the life of the lease taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized if the carrying amount of a leased asset exceeds its fair value and is not recoverable. The carrying amount of a leased asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon disposition of the equipment. Vehicle lease receivables are written off when 120 days past due.
     The following table shows future minimum lease receivables under leases with terms in excess of one year as of December 31, 2005:

(dollars in thousands)	Rental Income

2006	$26,077
2007	23,087
2008	23,117
2009	44,422
2010	502
2011 and thereafter	989

Total minimum payments	$118,194

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.     Premises and Equipment
     At December 31, 2005 and 2004, premises and equipment were comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2005	2004

Premises	$1,100,472	$827,639
Equipment	353,608	339,503

Total premises and equipment	1,454,080	1,167,142
Less accumulated depreciation and amortization	577,059	482,359

Net book value	$877,021	$684,783

     Occupancy and equipment expenses include depreciation and amortization expenses of $57.7 million for 2005, $43.2 million for 2004 and $41.3 million for 2003.
     The Company is obligated under a number of capital and noncancelable operating leases for premises and equipment with terms, including renewal options, up to 35 years, many of which provide for periodic adjustment of rent based on changes in various economic indicators. Under the premises leases, we are also required to pay real property taxes, insurance and maintenance. The following table shows future minimum payments under leases with terms in excess of one year as of December 31, 2005:

			Less	Net
	Capital	Operating	Sublease	Lease	Rental
(dollars in thousands)	Leases	Leases	Income	Payments	Income(1)

2006	$1,632	$53,494	$6,728	$48,398	$7,206
2007	1,735	47,093	4,695	44,133	3,618
2008	1,705	41,226	2,709	40,222	483
2009	1,640	35,776	1,572	35,844	323
2010	1,585	27,684	1,331	27,938	330
2011 and thereafter	23,868	135,433	6,567	152,734	989

Total minimum payments	$32,165	$340,706	$23,602	$349,269	$12,949

Less: interest on capital leases	18,788

Total principal payable on capital leases	$13,377

(1)	Excludes income from vehicle operating leases; see Note 9 for additional information.
     Rental expense, net of rental income, for all noncancelable operating leases was $44.3 million, $41.0 million and $45.9 million for 2005, 2004 and 2003, respectively.
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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.     Goodwill and Intangible Assets
     We performed the impairment testing of goodwill required under SFAS No. 142 for the years ended December 31, 2005, 2004 and 2003 in the fourth quarter of each year. No impairment of goodwill was found. The impairment analysis was performed using a discounted cash flows model. The table below provides the breakdown of goodwill by reportable segment and the change during the year.

	Bank of the West			Hawaiian Bank
	Regional	Commercial	Consumer	Retail	Consumer	Commercial	Wealth		Consolidated
(dollars in millions)	Banking	Banking	Finance	Banking	Finance	Banking	Management	BancWest	Totals

Balance as of January 1, 2004:	$1,214	$706	$308	$650	$216	$118	$10	$5	$3,227

Purchase accounting adjustments:
Trinity Capital	—	2	—	—	—	—	—	—	2
CIC/HCM Asset Management, Inc.	—	—	—	—	—	—	1	—	1
Community First	913	—	—	—	—	—	—	—	913
USDB	170	—	—	—	—	—	—	—	170

Balance as of December 31, 2004:	$2,297	$708	$308	$650	$216	$118	$11	$5	$4,313

Purchase accounting adjustments:
Trinity Capital	—	1	—	—	—	—	—	—	1
CIC/HCM Asset Management, Inc.	—	—	—	—	—	—	—	—	—
Community First	1	—	—	—	—	—	—	—	1
USDB	—	—	—	—	—	—	—	—	—
Commercial Federal	910	—	—	—	—	—	—	—	910
CFI	5	—	—	—	—	—	—	—	5

Balance as of December 31, 2005:	$3,213	$709	$308	$650	$216	$118	$11	$5	$5,230

     Amortization of intangible assets was $40.9 million in 2005, $26.5 million in 2004 and $23.1 million in 2003. The estimated annual amortization expense for finite-lived intangible assets, primarily core deposit intangibles was:

(dollars in thousands)
Estimate for year ended December 31,
2006	$49,642
2007	45,672
2008	42,330
2009	39,510
2010	37,195

     The details of our finite-lived intangible assets are presented below:

	Gross Carrying	Accumulated	Net Book
(dollars in thousands)	Amount	Amortization	Value

Balance as of December 31, 2005:
Core Deposits	$424,723	$108,989	$315,734
Other Intangible Assets	22,503	2,610	19,893

Total	$447,226	$111,599	$335,627

Balance as of December 31, 2004:
Core Deposits	$330,206	$69,141	$261,065
Other Intangible Assets	20,190	969	19,221

Total	$350,396	$70,110	$280,286

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     Deposits
     The aggregate amount of time certificates of deposit and other time deposits issued by domestic offices was $13,935 million and $8,750 million at December 31, 2005 and 2004, respectively. Substantially all of those deposits were interest bearing. The contractual maturities of those deposits are shown in the following table.

	Greater than or
	equal to	Less than
	$100,000	$100,000	Total
(dollars in thousands)
Three months or less	$5,598,809	$1,094,821	$6,693,630
After three months through six months	816,794	1,042,892	1,859,686
After six months through twelve months	1,599,104	1,978,814	3,577,918
2007	564,886	678,019	1,242,905
2008	91,074	205,235	296,309
2009	50,342	112,136	162,478
2010	29,245	56,208	85,453
2011 and thereafter	7,712	3,158	10,870

Total	$8,757,966	$5,171,283	$13,929,249	(1)

(1)	Excludes purchase accounting adjustments of $6.0 million.
     Time certificates of deposit and other time deposits issued by foreign offices with a denomination of $100,000 or more represent substantially all of the foreign deposit liabilities of $645 million and $1,165 million at December 31, 2005 and 2004, respectively.
     Demand deposit overdrafts that have been reclassified as loan balances were $52.6 million and $20.9 million at December 31, 2005 and 2004, respectively.
13.     Short-Term Borrowings
     Short-term borrowings were comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2005	2004

Federal funds purchased and securities sold under agreements to repurchase	$1,854,480	$2,050,344
Advances from Federal Home Loan Banks and other short-term borrowings	4,771,672	1,454,845

Total short-term borrowings	$6,626,152	$3,505,189

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below shows selected information for short-term borrowings:

	Year Ended December 31,
	2005	2004

(dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Weighted average interest rate at December 31	3.7%	1.7%
Highest month-end balance	$2,745,849	$2,050,344
Weighted average daily outstanding balance	$1,817,072	$1,281,809
Weighted average daily interest rate paid	3.0%	1.2%
Advances from Federal Home Loan Banks and other short-term borrowings:
Weighted average interest rate at December 31	4.2%	2.5%
Highest month-end balance	$4,771,672	$1,454,845
Weighted average daily outstanding balance	$2,017,775	$918,250
Weighted average daily interest rate paid	3.4%	1.5%

     We treat securities sold under agreements to repurchase as collateralized financings. We reflect the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts.
     At December 31, 2005, the weighted average maturity of these agreements was 12 days and primarily represented by non-governmental entities. Maturities of these agreements were as follows:

(dollars in thousands)

Overnight	$817,454
Less than 30 days	242,302
30 through 90 days	122,850
Over 90 days	10,754

Total	$1,193,360

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Long-Term Debt

			Year Ended December 31,
			2005	2004
(dollars in thousands)	Maturity Date(s)	Interest Rate(s)
Parent:
Subordinated notes (1)(7)	2006	7.38%	$50,000	$51,041
Term note (2) (7)	2010	6.54%	1,550,000	1,550,000
Repurchase agreement (2)(6)	2011	4.39%	800,000	800,000
Repurchase agreement (2)(6)	2014	4.95%	590,000	—
Junior subordinated notes (1) (2) (3)(7)	2027	8.34%	100,000	100,000
Junior subordinated notes (1) (2) (3)(6)	2030	9.50%	—	150,378
Other notes (8) (9)	2010-2012	0%	1,880	—
Other notes (8) (9)	NA	0%	400	—
Other notes (5) (9)	2007-2009	2.5%-8.38%	4,940	—

Total Parent			3,097,220	2,651,419

Bank of the West:
Subordinated notes (1)(2)(7)	2009	7.35%	51,480	51,848
Subordinated notes (1)(7)	2011	8.30%	53,732	54,337
Subordinated notes (7)	2011	8.42%	36,056	—
Federal Home Loan Bank advances (5)(6)(7)	2006-2035	1.90%-7.96%	4,606,955	2,783,856
Junior subordinated notes (6)	2031	8.10%	20,500	—
Junior subordinated notes (2) (4) (6)	2032	8.13%	63,668	66,312
Junior subordinated notes (2) (4) (6)	2033	7.60%	65,321	67,468
Junior subordinated notes (2) (6) (10)	2033	7.10%	10,532	—
Junior subordinated notes (2) (6) (10)	2034	6.57%	26,016	—
Junior subordinated notes (2) (6) (10)	2035	6.35%	20,804	—
Structured repurchase agreements (6)	2009-2010	3.12%-4.00%	1,100,000	100,000
Structured repurchase agreements (2)(6)	2009	3.15%	400,000	400,000
Capital leases (5) (Note 10)	2008-2030	0.90%-24.33%	13,283	5,416

Total Bank of the West			6,468,347	3,529,237

First Hawaiian Bank:
Capital leases (5) (Note 10)	2022		94	384

Total long-term debt			$9,565,661	$6,181,040

(1)	This debt is unsecured

(2)	Affiliate transactions. See Note 4 for additional information.

(3)	These notes are related to the BWE and FH Trusts. See Note 5 for additional information.

(4)	These notes are related to the CFB Trusts. See Note 5 for additional information.

(5)	Interest is payable monthly

(6)	Interest is payable quarterly

(7)	Interest is payable semi-annually

(8)	Community Development Block loans

(9)	Secured by real estate

(10)	These notes are related to the Commercial Federal Trusts. See Note 5 for additional information.
     As part of long-term and short-term borrowing arrangements, we were subject to various financial and operational covenants. At December 31, 2005, we were in compliance with all the covenants.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2005, the principal payments due on long-term debt were as follows:

	BancWest
	Corporation	Bank of the	First Hawaiian
(dollars in thousands)	(Parent)	West	Bank	Total

2006	$50,854	$1,311,888	$3	$1,362,745
2007	1,772	992,945	4	994,721
2008	1,978	864,666	4	866,648
2009	123	1,304,603	4	1,304,730
2010	1,550,600	1,673,436	4	3,224,040
2011 and thereafter	1,491,893	297,700	75	1,789,668

Total	$3,097,220	$6,445,238	$94	$9,542,552	(1)

(1)	Excludes purchase accounting adjustments of $23.1 million.
15. Accumulated Other Comprehensive Income, Net
     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders and is comprised of net income and other comprehensive income. The Company’s items of other comprehensive income are net unrealized gains or losses on certain debt and equity securities, net unrealized gains or losses on cash flow hedges and a minimum pension liability adjustment. Reclassification adjustments include the gains or losses on certain assets that have been reclassified to net income that were previously included in accumulated other comprehensive income. Accumulated other comprehensive income for the years ending 2005, 2004 and 2003 is presented in the table below:

		Income Tax
	Before-tax	(Expense)	After-tax
(dollars in thousands)	Amount	Benefit	Amount

Accumulated other comprehensive income, December 31, 2002	$126,795	$(49,732)	$77,063
Unrealized net losses on securities available for sale arising during the year	(63,620)	25,766	(37,854)
Reclassification of net gains on securities available for sale included in net income	(4,289)	1,737	(2,552)
Unrealized net gains on cash flow derivative hedges arising during the year	21,474	(8,697)	12,777
Reclassification of net gains on cash flow derivative hedges included in net income	(22,765)	9,220	(13,545)

Other comprehensive income	(69,200)	28,026	(41,174)

Accumulated other comprehensive income, December 31, 2003	$57,595	$(21,706)	$35,889
Minimum pension liability adjustment	(8,711)	3,572	(5,139)
Unrealized net losses on securities available for sale arising during the year	(63,722)	24,218	(39,504)
Reclassification of net gains on securities available for sale included in net income	(873)	358	(515)
Unrealized net losses on cash flow derivative hedges arising during the year	(8,212)	3,367	(4,845)
Reclassification of net gains on cash flow derivative hedges included in net income	(19,493)	7,992	(11,501)

Other comprehensive income	(101,011)	39,507	(61,504)

Accumulated other comprehensive income, December 31, 2004	$(43,416)	$17,801	$(25,615)

Minimum pension liability adjustment	(2,330)	954	(1,376)
Unrealized net losses on securities available for sale arising during the year	(102,445)	42,002	(60,443)
Reclassification of net losses on securities available for sale included in net income	1,737	(712)	1,025
Unrealized net losses on cash flow derivative hedges arising during the year	(3,315)	1,359	(1,956)
Reclassification of net gains on cash flow derivative hedges included in net income	(10,568)	4,333	(6,235)

Other comprehensive income	(116,921)	47,936	(68,985)

Accumulated other comprehensive income, December 31, 2005	$(160,337)	$65,737	$(94,600)

     Accumulated other comprehensive income, net of tax, consisted of net unrealized gains (losses) on securities available for sale of $(91,504), $(32,086) and $7,933 at December 31, 2005, 2004 and 2003, respectively; and net unrealized gains on cash flow derivative hedges of $3,419, $11,610 and $27,956 at December 31, 2005, 2004 and 2003, respectively; and a net minimum pension liability adjustment of $(6,515) at December 31, 2005 and $(5,139) at December 31, 2004.

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
     Quantitative measures established by regulation to ensure capital adequacy require the Company’s depository institution subsidiaries to maintain adequate levels of Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The table below sets forth the capital ratios at December 31, 2005 and 2004.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Tier 1 capital to risk-weighted assets:
Bank of the West	$3,995,194	9.43%	$1,695,287	4.00%	$2,542,930	6.00%
First Hawaiian Bank	1,124,189	14.12	318,423	4.00	477,635	6.00
Total capital to risk-weighted assets:
Bank of the West	$4,572,561	10.79%	$3,390,574	8.00%	$4,238,217	10.00%
First Hawaiian Bank	1,287,642	16.18	636,847	8.00	796,059	10.00
Tier 1 capital to average assets (leverage ratio)(1):
Bank of the West	$3,995,194	9.27%	$1,724,448	4.00%	$2,155,560	5.00%
First Hawaiian Bank	1,124,189	10.88	413,363	4.00	516,704	5.00
As of December 31, 2004:
Tier 1 capital to risk-weighted assets:
Bank of the West	$3,183,632	10.57%	$1,204,520	4.00%	$1,806,780	6.00%
First Hawaiian Bank	966,141	13.62	283,698	4.00	425,548	6.00
Union Safe Deposit Bank	96,890	11.02	35,175	4.00	52,762	6.00
Total capital to risk-weighted assets:
Bank of the West	$3,738,401	12.41%	$2,409,040	8.00%	$3,011,300	10.00%
First Hawaiian Bank	1,124,566	15.86	567,397	8.00	709,246	10.00
Union Safe Deposit Bank	103,991	11.83	70,350	8.00	87,937	10.00
Tier 1 capital to average assets (leverage ratio)(1):
Bank of the West	$3,183,632	9.69%	$1,314,000	4.00%	$1,642,500	5.00%
First Hawaiian Bank	966,141	10.39	372,014	4.00	465,017	5.00
Union Safe Deposit Bank	96,890	8.16	47,487	4.00	59,359	5.00

(1)	The leverage ratio consists of a ratio of Tier 1 capital to average assets excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate or are not experiencing significant growth, and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, a strong banking organization, and rated a composite 1 under the Uniform Financial Institution Rating System established by the Federal Financial Institution Examination Council. For all others, the minimum ratio is 4%.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pursuant to applicable laws and regulations, each of the depository institution subsidiaries has been notified by the Federal Deposit Insurance Corporation (“FDIC”) that each of them is deemed to be well-capitalized. To be well-capitalized, a bank must have a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, a leverage ratio of 5.00% or greater and not be subject to any agreement, order or directive to meet a specific capital level for any capital measure. Management believes that no conditions or events have occurred since the respective notifications to change the capital category of either of its depository institution subsidiaries.
17. Limitations on Payment of Dividends
     The primary sources of funds that we may use to pay dividends to BNP Paribas are dividends the Parent receives from its subsidiaries. Regulations limit the amount of dividends Bank of the West and First Hawaiian Bank may declare or pay. At December 31, 2005, the aggregate amount available for payment of dividends by such subsidiaries without prior regulatory approval was $931.5 million.
18. Benefit Plans
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
     In connection with the 2002 acquisition of United California Bank (“UCB”), the Company assumed the pension and postretirement obligations of UCB. UCB employees participated in a noncontributory final pay defined benefit pension plan, an unfunded excess benefit pension plan covering employees whose pay or benefits exceed certain regulatory limits, an unfunded postretirement medical plan, and a 401(k) savings plan. In addition, certain key executives were eligible for a supplemental pension benefit if they met certain age and service conditions. The UCB plans were curtailed on June 30, 2003. The Company integrated UCB employees into the Company’s existing benefit plan structure on July 1, 2003. UCB employees were guaranteed the benefits they acquired through the UCB plans up to the curtailment date. The curtailment reduced the projected benefit obligation of the UCB retirement plan by $29.5 million measured as of July 1, 2003, which did not exceed the unrecognized net loss as of that date. The projected benefit obligation related to the UCB supplemental plan decreased by $2.9 million due to the curtailment. This exceeded the unrecognized loss in that plan resulting in a curtailment gain of $0.15 million during 2003. Special benefits were provided to UCB participants meeting certain age and service requirements; this is reflected as a termination benefit and is included in the pension liability. The special benefits were accounted for as an adjustment to goodwill as a purchase accounting adjustment due to the business combination of UCB with Bank of the West. The benefit obligations assumed by the Company in connection with the acquisition and the effect of the curtailment have been reflected in the tables below.
     BancWest also has a non-qualified pension plan (the “Outside Directors’ Retirement Plan”) that provides a retirement benefit for eligible directors based on their years of service as a director.
     Accounting for defined benefit pension plans involves four key variables that are utilized in the calculation of the Company’s annual pension costs. These factors include: (1) size of the employee population and their estimated compensation increases, (2) actuarial assumptions and estimates, (3) expected long-term rate of return on plan assets and (4) the discount rate.
     Pension expense is directly affected by the number of employees eligible for pension benefits and their estimated compensation increases. Management is able to estimate compensation increases by reviewing the Company’s salary increases each year and comparing these figures with industry averages. The Company uses a December 31st measurement date for its pension and post retirement plans.
     In estimating the projected benefit obligation, actuaries base assumptions on factors such as the mortality rate, turnover rate, retirement rate, disability rate and other assumptions related to the population of individuals in the pension plan. If significant

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     actuarial gains or losses occur, the actuary reviews the demographic and economic assumptions with the Company, at which time the Company considers revising these assumptions based on actual circumstances.
     The Company uses the building block method to calculate the expected return on plan assets each year based on the balance of the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio in accordance with SFAS 87, Employers’ Accounting for Pensions. This method evaluates (1) the percentage of total plan assets and their expected rate of return, (2) the expected total rate of return, and (3) the management of the portfolio. Under this approach, forward-looking expected returns for each invested asset class are determined. Forward-looking capital market assumptions are typically developed by using historical returns as a starting point and applying a combination of macroeconomics, econometrics, statistical, and other technical analysis, such as spread differentials, to forecast the expected return going forward.
     No contributions to the pension trust for funded plans are expected to be made during 2006. However, should the accumulated benefit obligation of the funded plans exceed the fair value of assets as of December 31, 2006, the Company expects to make a contribution at least equal to the unfunded accumulated benefit obligation prior to December 31, 2006. This amount, if any, cannot be estimated until near year end.
     The following tables summarize changes to the benefit obligation and fair value of plan assets:

	Pension Benefits		Other Benefits
(dollars in thousands)	2005	2004	2005	2004

Benefit obligation at beginning of year	$483,675	$429,813	$42,155	$42,489
Service cost	10,460	8,583	1,509	1,705
Interest cost	27,258	26,558	2,435	2,630
Amendments	508	—	—	(9,593)
Actuarial (gain) loss	29,960	39,162	3,091	7,910
Termination of benefits	—	239	—	—
Increase from acquisitions	—	—	4,185	—
Benefit payments	(23,628)	(20,680)	(3,043)	(2,986)

Benefit obligation at end of year	$528,233	$483,675	$50,332	$42,155

	Pension Benefits		Other Benefits
(dollars in thousands)	2005	2004	2005	2004

Fair value of plan assets at beginning of year	$420,032	$372,176	$—	$—
Actual return on plan assets	18,316	17,016	—	—
Employer contributions	23,942	51,520	3,043	2,986
Benefit payments	(23,628)	(20,680)	(3,043)	(2,986)

Fair value of plan assets at end of year	$438,662	$420,032	$—	$—

     The following table summarizes the funded status of the plans and amounts recognized/unrecognized in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
(dollars in thousands)	2005	2004	2005	2004

Funded status	$(89,571)	$(63,643)	$(50,332)	$(42,155)
Unrecognized net (gain) loss	131,913	98,401	13,772	11,412
Unrecognized prior service cost	475	—	(7,814)	(8,938)

Prepaid (accrued) benefit cost	$42,817	$34,758	$(44,374)	$(39,681)

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
(dollars in thousands)	2005	2004	2005	2004

Prepaid benefit cost	$114,326	$100,511	$—	$—
Accrued benefit liability	(82,550)	(74,464)	(44,374)	(39,681)
Accumulated other comprehensive income	11,041	8,711	—	—

Net amount recognized	$42,817	$34,758	$(44,374)	$(39,681)

     Unrecognized net gains or losses that exceed 5% of the greater of the projected benefit obligation or the market-related value of plan assets as of the beginning of the year, are amortized on a straight-line basis over five years. Amortization of the unrecognized net gain or loss is included as a component of net pension cost. If amortization results in an amount less than the minimum amortization required under generally accepted accounting principles, the minimum required amount is recorded. As of December 31, 2005, total unrecognized accumulated losses were approximately $132 million.
     As of December 31, 2005 and 2004, no BNP Paribas or BancWest stock was held by the pension plans.
     As part of the application of purchase price accounting for the UCB acquisition, a liability for the BancWest plans of $15.6 million was recorded as a fair value adjustment in 2003.
     The accumulated benefit obligation for all defined benefit pension plans was $512.5 million and $473.8 million at December 31, 2005 and 2004, respectively.
     Key provisions for the pension plans, excluding the unfunded plans, as of December 31, 2005 and 2004 were as follows:

	December 31,
(dollars in thousands)	2005	2004

Projected benefit obligation	$430,272	$399,756
Accumulated benefit obligation	430,272	399,756
Fair value of plan assets for the retirement plan with plan assets in excess of accumulated benefit obligations	438,662	420,032

     Except for the funded pension plans, the remaining plans had an accrued benefit liability. The projected benefit obligations for the unfunded plans were $98.0 million and $83.9 million at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the unfunded plans was $82.2 million and $74.0 million at December 31, 2005 and 2004, respectively.
     The following table sets forth the components of the net periodic benefit cost (credit):

	Pension Benefits			Other Benefits
(dollars in thousands)	2005	2004	2003	2005	2004	2003

Service cost	$10,460	$8,583	$10,316	$1,509	$1,705	$2,066
Interest cost	27,258	26,558	26,817	2,435	2,630	2,501
Expected return on plan assets	(36,905)	(32,708)	(30,196)	—	—	—
Amortization of prior service cost	34	—	—	(1,124)	(655)	—
Recognized net actuarial (gain) loss	15,036	6,755	11,296	731	489	(9)
Termination benefit	—	239	—	—	—	—
Curtailment gain recognized	—	—	(150)	—	—	—

Total benefit cost	$15,883	$9,427	$18,083	$3,551	$4,169	$4,558

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the components of the net periodic benefit cost (credit) for our funded plans:

	Funded Pension Benefits
(dollars in thousands)	2005	2004	2003

Service cost	$8,821	$6,629	$8,527
Interest cost	22,507	22,170	22,730
Expected return on plan assets	(36,905)	(32,708)	(30,196)
Recognized net actuarial (gain) loss	12,173	5,073	10,694

Net periodic benefit cost (credit)	$6,596	$1,164	$11,755

Assumptions
     Weighted-average assumptions used to determine benefit obligations were as follows at December 31:

	ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2005	2004	2005	2004	2005	2004

Discount rate Rate of compensation increase	5.50% 4.00%	5.75% 4.00%	5.50% 4.00%	5.75% 4.00%	5.50% NA	5.75% NA

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected long-term return on plan assets	9.00%	9.50%	9.50%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	NA	NA	NA

     To select the discount rate, the Company reviews the yield on Moody’s A Corporate Bond Index adjusted to an annual discount rate basis. The Company then compares the yield to an internal rate of return of a hypothetical bond portfolio reflecting the yields on high quality corporate bonds. The Company then makes adjustments to reflect the expected duration of the cash flow requirements of the plan. The resulting selected rate is rounded to the nearest 25 basis points.
     Assumed health care cost trend rates at December 31:

	Bank of the West		First Hawaiian Bank
	2005	2004	2005	2004

Health care cost trend rate assumed for next year	12%	12%	8.50%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	4.75%	5%
Year that the rate reaches the ultimate trend rate	2013	2010	2012	2011

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Assumed health care cost trend rates have an impact on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following pre tax effect:

	One Percentage	One Percentage
(dollars in thousands)	Point Increase	Point Decrease

Effect on 2005 total of service and interest cost components	$154	$(135)
Effect on postretirement benefit obligation at December 31, 2005	$2,299	$(2,004)

Plan Assets
     BancWest’s pension plan asset allocations at December 31, 2005 and 2004 were as follows:

	BancWest Plan Assets		UCB Plan Assets
	2005	2004	2005	2004

Equity securities	70%	69%	55%	38%
Debt securities	26%	26%	43%	48%
Cash and cash equivalents	2%	2%	2%	14%
Other	2%	3%	—%	—%

Total	100%	100%	100%	100%

     Equity securities in the BancWest and UCB plans did not include BancWest or BNP Paribas stock at December 31, 2005 and 2004.
     The assets within the BancWest Employee Retirement Plan and the UCB Retirement Plan (the “Plans”) are managed in accordance with the Employee Retirement Income Security Act of 1974. The objective of the Plans is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the Plans’ expected long-term rates of return. The Plans’ committees recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the Plans’ assets will decline in value. Asset allocation is likely to be the primary determinant of the Plans’ returns and the associated volatility of returns for the Plans. We estimate long-term rate of return for 2006 to be 8.5%.
     The UCB Retirement Plan assets are managed with a focus on asset allocation. Management’s assessment of the plan’s long-term needs for liquidity and income drives the asset allocation parameters. Asset allocation is also used to manage and limit volatility and risk within the plan. Given the curtailment of the UCB Retirement Plan, a more risk averse management approach was approved by management effective in November of 2003, and will be employed by the plan’s investment advisor henceforth. The UCB Retirement Plan uses mutual funds and invests in the equity and debt markets. The equity funds provide broad market exposure to both large and small cap, domestic and international stocks, while the debt fund provides exposure to the investment grade domestic bond market. The plan has not used derivative instruments in the past, and has no plans to utilize them in the future.
     The target asset allocations for the two plans for December 31, 2006 are as follows:

	BancWest	UCB
	Plan	Plan

Equity securities	60%	50%
Debt securities	30%	50%
Real estate	5%	—
Cash	5%	—

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contributions
     BancWest expects to contribute $4.6 million to its defined benefit pension plans and $3.7 million to its other post retirement benefit plans in 2006. These contributions are estimates for the unfunded plans and may vary depending on retirements during 2006. No contributions to the pension trust for funded plans are expected to be made during 2006.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(dollars in thousands)	Pension Benefits	Other Benefits

2006	$23,409	$3,647
2007	24,860	3,871
2008	26,179	3,950
2009	28,015	4,105
2010	29,597	4,267
2011 - 2015	183,612	25,544

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
     The Company also contributes to another defined contribution plan, a money purchase plan called the BancWest Corporation Future Plan. This plan covers all employees who satisfy the eligibility requirements at First Hawaiian Bank and subsidiaries, and a small group of Bank of the West employees in the Northwest Region who were former employees of a First Hawaiian Bank affiliate and who were fully vested in the plan at the time of the BNP Paribas merger.
     For 2005, 2004 and 2003, the money purchase plan contribution was $4.0 million, $3.9 million and $3.9 million, respectively. The matching employer contributions to the 401(k) plan for 2005, 2004 and 2003 were $9.7 million, $7.7 million and $7.7 million, respectively. Matching employer contributions for 2003 reflect Bank of the West’s contributions to the United California Bank Premiere Savings Plan. As of July 1, 2003, UCB employees were integrated into the BancWest Corporation 401(k) Savings Plan. As of January 1, 2005 Community First and USDB employees were integrated into the BancWest Corporation 401(k) Savings Plans. Matching employer contributions for 2004 include Bank of the West’s contributions to the Community First and USDB 401(k) Plans. Effective March 2005 and April 2005, USDB and Community First 401(k) assets, respectively, were transferred into the BancWest Corporation 401(k) Savings Plan. On January 1, 2006 employees of Commercial Federal were enrolled into the BancWest Corporation 401(k) Savings Plan and the assets of Commercial Federal’s 401(k) plan were transferred to the BancWest Plan on February 1, 2006.
Incentive Plan for Key Executives
     The Company has an Incentive Plan for Key Executives (the “IPKE”), under which cash awards are made to key executives. The IPKE limits the aggregate and individual value of awards that could be issued in any one fiscal year. Salary and employee benefits expense includes IPKE expense of $25.6 million for 2005, $25.0 million for 2004 and $22.8 million for 2003.
Long-Term Incentive Plan
     The Long-Term Incentive Plan (the “LTIP”) pays cash awards to selected key executives if the Company achieves specified performance levels over multi-year performance cycles. New three-year LTIP cycles began on January 1, 2002, 2003, 2004 and 2005. Salary and employee benefits expense for the Company includes LTIP expense of $3.4 million for 2005, $3.7 million for 2004 and $3.9 million for 2003.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Income Taxes
     The table below excludes $1.7 million of tax expense resulting from the cumulative effect of the adoption of FIN 46 in 2003. For the periods indicated, the provision for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Current:

Federal	$272,419	$249,674	$214,911
States and other	79,645	55,376	51,914

Total current	352,064	305,050	266,825

Deferred:
Federal	8,681	(8,277)	(3,127)
States and other	(13,665)	1,920	9,000

Total deferred	(4,984)	(6,357)	5,873

Total provision for income taxes	$347,080	$298,693	$272,698

     At December 31, 2005, the Company had federal general business credit carryforwards of $495 thousand and alternative minimum tax credit carryforwards of $3,729 thousand arising from the Commercial Federal acquisition; there were no state general business credit carryforwards. There was a separate state net operating loss carryforward of $141 thousand resulting from the acquisition of USDB. The components of the Company’s net deferred income tax liabilities at December 31, 2005 and 2004 were as follows:

(dollars in thousands)	2005	2004

Assets
Allowance for loan and lease losses and nonperforming assets	$239,783	$211,315
Deferred compensation expenses	96,750	88,291
Securities available for sale	37,487	814
State income and franchise taxes	20,048	17,535
Other	5,119	—

Total deferred income tax assets	399,187	317,955

Liabilities
Leases	651,299	739,417
Securities available for sale	—	—
Depreciation expense	18,919	32,006
Intangible assets	18,669	4,136
Other	—	2,500

Total deferred income tax liabilities	688,887	778,059

Net deferred income tax liabilities	$289,700	$460,104

     Net deferred income tax liabilities are included in other liabilities in the Consolidated Balance Sheets.

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following analysis reconciles Federal statutory income tax expense and rate to the effective income tax expense and rate for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
(dollars in thousands)	Amount	%	Amount	%	Amount	%

Federal statutory income tax expense and rate	$328,123	35.0%	$270,225	35.0%	$249,071	35.0%
Foreign, state and local taxes, net of Federal income tax benefit	32,778	3.5	40,330	5.2	39,945	5.6
Tax credits	(5,876)	(0.6)	(3,766)	(0.5)	(9,374)	(1.3)
Other	(7,945)	(0.9)	(8,096)	(1.0)	(6,944)	(1.0)

Effective income tax expense and rate	$347,080	37.0%	$298,693	38.7%	$272,698	38.3%

     Lease-in/lease-out (“LILO”) transactions have recently been subject to review on a nationwide basis by the Internal Revenue Service (“IRS”) to determine whether the tax deductions connected with such transactions are allowable for U.S. federal income tax purposes. The Company has entered into several LILO transactions, which have been the subject of an audit by the IRS. In April 2004, the Company received a Revenue Agent’s Report (“RAR”) which disallowed all deductions associated with the LILO transactions. In order to avoid potential future interest and penalties, the Company has paid, under protest, the amounts claimed by the IRS and other tax authorities in the RAR. The Company continues to believe that it properly reported its LILO transactions, has contested the findings of the IRS’s audit and is in discussions with the IRS related to those results. Recently the IRS has identified certain sale-leaseback transactions as listed transactions and is in the process of reviewing them to determine whether the deductions are allowable for tax purposes. The Company has entered into several such sale-leaseback transactions, which are currently being audited by the IRS. At the present time, the Company cannot predict the outcome of these issues.
20. Operating Segments
     Our reportable segments are the operating segments that we use in our internal reporting at Bank of the West and First Hawaiian Bank. Bank of the West’s segments operate primarily in Arizona, California, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. As discussed below, certain Bank of the West segments conduct business nationwide. Although First Hawaiian Bank’s segments operate primarily in Hawaii, it also has significant operations outside the state, such as leveraged leases and branches in Guam and Saipan.
     The results of each segment are determined by our management accounting process, which assigns balance sheet and income statement items to each reporting segment. The net interest income of each segment includes the results of the respective bank’s transfer pricing process, which assesses an internal funds charge on all segment assets and a funds credit on all segment liabilities. The internal charges and credits assigned to each asset and liability are intended to match the maturity, repayment and interest rate characteristics of that asset or liability. With the exception of goodwill, assets are allocated to each business segment on the basis of assumed benefit to their business operations. Goodwill is assigned on the basis of projected future earnings of the segments. The process of management accounting is dynamic and subjective. There is no comprehensive or authoritative guidance which can be followed. Changes in management structure and/or the allocation process may result in changes in allocations and transfers. In that case, amounts for prior periods would be reclassified for comparability. Amounts for 2004 and 2003 have been reclassified to reflect changes in the transfer pricing methodology and noninterest income and expense allocation methodology applied in 2005.
Bank of the West
     BOW manages its operations through three operating segments: Regional Banking, Commercial Banking and Consumer Finance.
Regional Banking
     Regional Banking seeks to serve a broad customer base by offering a wide range of retail and commercial banking products. Deposit products offered by this segment include checking accounts, savings deposits, market rate accounts, individual retirement accounts and time deposits. Regional Banking utilizes its branch network in nineteen states as its principal funding source. BOW’s telephone banking service, a network of automated teller machines and the online eTimeBanker service provide retail customers with other means of accessing and managing their accounts.

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
     More complex and customized commercial banking services are offered through the segment’s Business Banking Centers which serve clusters of branches and provide lending, deposit and cash management services to companies operating in the respective market areas. Business Banking Centers support commercial lending activities for middle market business customers in locations throughout California, as well as key locations in Oregon, Nevada, New Mexico, Utah, Arizona, Colorado, Iowa, Nebraska, Missouri and Oklahoma.
     Through its insurance subsidiary, BW Insurance Agency, Regional Banking offers a wide variety of insurance services for both individuals and small businesses. The BW Insurance Agency product set includes auto, home and life, as well as numerous commercial insurance options. The Company operates 58 insurance agencies in eight states: Colorado, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Utah and Wyoming.
     BancWest Investment Services Inc., (“BWIS”), a registered broker-dealer, member NASD/SIPC, another subsidiary, offers individuals a wide array of mutual funds, annuities, IRA accounts, other tax-advantaged accounts and education savings plans. BWIS operates its own broker/dealer and employs licensed investment specialists to meet with clients in branches or at their clients’ place of business. Currently, Community First Investment Services continues to serve states in the former Community First Bank footprint and Commercial Federal Investment Services, Inc. continues to serve states in the former Commercial Federal Bank footprint. Conversion of these relationships to BWIS is scheduled for 2006.
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
     The Commercial Banking Segment also includes specialty areas: Church Lending, Small Business Administration (“SBA”), Health Care, Credit Union, Government, Correspondent Banking and Cash Management Services.
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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The focus of FHB’s retail/community banking strategy is primarily in Hawaii. With its significant market share in Hawaii, FHB already has product or service relationships with a majority of the households in the state. Therefore, a key goal of its retail community banking strategy is to build those relationships by cross-selling additional products and services to existing individual and business customers.
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

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Wealth Management
     The Wealth Management Segment offers a full range of trust and investment management services, and also seeks to reinforce customer relationships developed by or in conjunction with the Commercial and Retail Banking Segments. The Wealth Management Segment provides asset management, advisory and administrative services for estates, trusts and individuals. It also acts as trustee and custodian of retirement and other employee benefit plans. At December 31, 2005, Wealth Management actively managed $3.7 billion in assets. Total assets actively managed and/or held in custody were valued at $9.4 billion.
     Insurance services are provided through First Hawaiian Insurance, Inc., a wholly owned subsidiary of FHB. First Hawaiian Insurance provides insurance brokerage services for personal, business and estate insurance needs. It offers insurance needs analysis for individuals, families and businesses, as well as life, disability and long-term care insurance products.

BancWest Corporation and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
     The table below presents information about the Company’s operating segments as of or for the periods indicated.

	Bank of the West				First Hawaiian Bank
	Regional	Commercial	Consumer		Retail	Consumer	Commercial	Wealth		Other	Reconciling	Consolidated
(dollars in millions)	Banking	Banking	Finance	Other (1)	Banking	Finance	Banking	Management	Other (2)	BancWest (3)	Items (4)	Total
Year Ended December 31, 2005:
Net interest income	$762.3	$356.2	$233.6	$61.1	$296.0	$78.5	$32.2	$(0.1)	$(22.9)	$(171.8)	$—	$1,625.1
Noninterest income	267.1	80.5	30.0	17.9	58.1	31.7	3.4	27.9	20.4	(3.3)	—	533.7
Noninterest expense	671.6	144.6	86.2	38.6	173.9	41.7	10.1	24.3	(14.8)	8.1	—	1,184.3
Provision for loan and lease losses	10.2	(12.1)	25.0	(1.1)	2.2	10.0	0.8	—	3.1	(1.1)	—	37.0
Tax provision (benefit)	134.7	117.5	60.2	7.7	67.3	22.2	7.8	1.3	3.4	(75.0)	—	347.1

Net income (loss)	$212.9	$186.7	$92.2	$33.8	$110.7	$36.3	$16.9	$2.2	$5.8	$(107.1)	$—	$590.4

Assets at December 31	22,203	12,530	10,158	10,267	4,368	1,738	1,274	19	4,197	10,694	(11,103)	66,345
Goodwill at December 31	3,213	709	308	—	650	216	118	11	—	5	—	5,230
Average assets	14,374	10,850	9,366	8,261	4,185	1,598	1,271	17	3,895	9,367	(9,838)	53,346
Average loans and leases	10,765	9,325	8,914	25	3,183	1,414	1,073	—	30	15	(35)	34,709
Average deposits	20,556	4,504	15	2,487	7,857	10	56	35	219	—	(86)	35,653

Year Ended December 31, 2004:
Net interest income	$510.1	$319.1	$212.2	$115.4	$244.7	$78.1	$34.2	$(0.3)	$(26.9)	$(134.3)	$—	$1,352.3
Noninterest income	176.5	68.0	24.4	18.7	59.6	31.6	11.3	27.2	15.9	(1.7)	—	431.5
Noninterest expense	455.9	134.7	81.5	49.3	172.5	39.3	9.7	23.7	(19.2)	15.1	—	962.5
Provision for loan and lease losses	3.4	1.4	29.5	—	4.9	9.8	0.7	—	(0.6)	0.1	—	49.2
Tax provision (benefit)	89.8	98.2	50.0	31.6	50.3	24.0	12.0	1.3	3.4	(61.9)	—	298.7

Net income (loss)	$137.5	$152.8	$75.6	$53.2	$76.6	$36.6	$23.1	$1.9	$5.4	$(89.3)	$—	$473.4

Assets at December 31	12,765	9,945	9,226	8,235	4,021	1,595	1,181	20	3,792	8,986	(9,712)	50,054
Goodwill at December 31	2,297	708	308	—	650	216	118	11	—	5	—	4,313
Average assets	8,517	9,047	8,485	5,837	3,761	1,527	1,135	24	3,481	7,459	(7,966)	41,307
Average loans and leases	6,286	7,741	8,104	407	2,772	1,340	956	7	134	40	(35)	27,752
Average deposits	15,112	3,614	10	2,451	7,087	9	30	28	202	—	(89)	28,454

Year Ended December 31, 2003:
Net interest income	$495.0	$316.2	$207.1	$75.8	$230.0	$74.2	$42.4	$(0.4)	$(14.5)	$(132.2)	$—	$1,293.6
Noninterest income	163.1	48.3	11.8	22.6	59.6	35.6	10.7	25.9	14.5	0.1	—	392.2
Noninterest expense	423.3	117.0	60.3	31.1	172.3	40.9	12.8	23.5	(8.5)	20.1	—	892.8
Provision for loan and lease losses	11.4	(0.6)	54.6	—	6.3	9.5	4.8	—	(4.7)	—	—	81.3
Tax provision (benefit)	87.7	94.2	41.0	29.1	42.5	22.2	10.7	0.9	6.4	(62.0)	—	272.7

Income before cumulative effect of accounting change	135.7	153.9	63.0	38.2	68.5	37.2	24.8	1.1	6.8	(90.2)	—	439.0
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	—	—	(2.4)	—	—	(2.4)

Net income (loss)	$135.7	$153.9	$63.0	$38.2	$68.5	$37.2	$24.8	$1.1	$4.4	$(90.2)	$—	$436.6

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The net interest income and noninterest income items in the Other column are related to Treasury activities of $98.0 million, $106.6 million and $80.9 million and unallocated other income of ($19.0) million, $27.5 million and $17.5 million for 2005, 2004 and 2003, respectively.

The noninterest expense items in the Other column are primarily from Treasury activities of $21.9 million, $16.9 million and $14.0 million and unallocated administrative items of $16.7 million, $32.4 million and $17.1 million for 2005, 2004 and 2003, respectively.

In addition, amounts of $26.7 million for net interest income and noninterest income, and $18.2 million for noninterest expense are included in the other column relating to November operations of Community First in 2004.

The material average asset items in the Other column relate to unallocated Treasury securities for the periods presented.

The material average deposit items in the Other column relate to unallocated Treasury balances for the periods presented.

(2)	The net interest income and noninterest income items in the Other column are related to Treasury activities of $11.0 million, $12.5 million and $10.6 million and unallocated other income and transfer pricing charges of ($13.5) million, $(23.5) million and $(10.6) million for 2005, 2004 and 2003, respectively.

The noninterest expense items in the Other column are primarily from Treasury activities of $2.1 million, $2.0 million and $2.1 million and unallocated administrative items of ($16.9) million, ($21.2) million and ($10.6) million for 2005, 2004 and 2003, respectively.

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

BancWest Corporation and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
21. Litigation
     In the course of normal business, the Company is subject to numerous pending and threatened lawsuits, some of which seek substantial damages or other relief. While the Company is not able to predict whether the outcome of such actions will materially affect our results of operation for a particular period, based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or liquidity.
22. Fair Value of Financial Instruments
     SFAS 107, Disclosures about Fair Value of Financial Instruments, requires that we disclose estimated fair values for certain financial instruments. Financial instruments include such items as loans, deposits, securities, interest rate and foreign exchange contracts, swaps and other instruments as defined by the standard.
     Disclosure of fair values is not required for certain items such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, other real estate owned, prepaid expenses, core deposit and other intangibles, customer relationships and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company.
     Because the standard permits many alternative calculation techniques and because numerous assumptions have been used to estimate our fair values, reasonable comparisons of our fair value information with that of other financial institutions cannot necessarily be made.
     We use the following methods and assumptions to estimate the fair value of our financial instruments:
     Short-term Financial Assets: Short-term financial assets include cash and due from banks, federal funds sold and securities purchased under resale agreements and acceptances. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
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
     Deposits: The fair values of deposits with no maturity date (e.g., interest and noninterest-bearing checking, regular savings, and certain types of money market savings accounts) are equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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

	December 31,
	2005		2004
(dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value

Financial Assets:
Loans held for sale	$77,307	$77,307	$71,402	$72,372
Loans, net (1)	41,040,039	40,170,968	30,144,780	30,219,249
Financial Liabilities:
Deposits	$42,411,477	$42,399,253	$33,613,779	$33,666,915
Short-term borrowings	6,626,152	6,622,354	3,505,189	3,502,501
Long-term debt (2)	9,552,284	9,686,568	6,175,240	6,373,229

(1)	Excludes net leases of $2,175 million and $2,108 million at December 31, 2005 and 2004, respectively.

(2)	Excludes capital leases of $13.4 million and $5.8 million at December 31, 2005 and 2004, respectively.
     The following table presents a summary of the fair value of the Company’s off-balance sheet commitments and letters of credit excluding lease commitments:

	December 31,
(dollars in thousands)	2005	2004

Commitments to extend credit	$76,718	$56,520
Standby letters of credit	10,197	8,592
Commercial letters of credit	328	339

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. BancWest Corporation (Parent Company Only) Financial Statements
     In the financial statements presented below, the investment in subsidiaries is accounted for under the equity method.
Statements of Income

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Income:
Dividends from:
Bank of the West	$212,898	$117,040	$ 57,667
First Hawaiian Bank	22,393	22,068	22,068
Other subsidiaries	—	—	349
Interest and fees from subsidiaries	12,766	12,862	13,110
Other interest and dividends	1,444	623	479

Total income	249,501	152,593	93,673

Expense:
Interest expense:
Short-term borrowings	8,071	2,187	—
Long-term debt	178,545	156,925	155,797
Provision for credit losses	(120)	—	—
Salaries and benefits	5,709	3,292	2,897
Professional services	211	221	1,109
Other	4,283	2,401	1,953

Total expense	196,699	165,026	161,756

Income (loss) before income tax benefit and equity in undistributed income (loss) of subsidiaries	52,802	(12,433)	(68,083)
Income tax benefit	75,124	62,132	59,866

Income (loss) before equity in undistributed income (loss) of subsidiaries	127,926	49,699	(8,217)
Equity in undistributed income (loss) of subsidiaries:
Bank of the West	312,763	299,902	333,199
First Hawaiian Bank	149,530	121,507	114,008
USDB Bancorp	—	2,004	—
Other subsidiaries	194	265	(2,426)

Net income	$590,413	$473,377	$436,564

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets

	December 31,
(dollars in thousands, except share data)	2005	2004

Assets:
Cash on deposit with subsidiary banks	$15,303	$ 31,957
Interest-bearing deposits in other banks	157	153
Loans, net of allowance for loan and lease losses of nil in 2005 and $120 in 2004	133	31
Investment in subsidiaries:
Bank of the West	8,331,286	6,452,229
First Hawaiian Bank	2,119,179	1,970,803
USDB Bancorp	—	281,139
Other subsidiaries	11,881	15,071
Due from:
Bank of the West	123,974	126,009
First Hawaiian Bank	76,859	78,973
Goodwill	5,206	5,206
Current and deferred income taxes	17,227	24,032
Other assets	1,300	2,522

Total assets	$10,702,505	$8,988,125

Liabilities and Stockholder’s Equity:
Short-term borrowings	$845,000	$ 590,000
Other liabilities	8,651	16,671
Long-term debt	3,097,220	2,651,419

Total liabilities	3,950,871	3,258,090

Commitments and contingent liabilities
Stockholder’s equity:
Class A common stock, par value $.01 per share Authorized-150,000,000 shares
Issued and outstanding-110,859,123 shares at December 31, 2005 and 106,859,123 shares at December 31, 2004	1,109	1,069
Additional paid-in capital	4,975,137	4,475,006
Retained earnings	1,869,988	1,279,575
Accumulated other comprehensive income	(94,600)	(25,615)

Total stockholder’s equity	6,751,634	5,730,035

Total liabilities and stockholder’s equity	$10,702,505	$8,988,125

BancWest Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$590,413	$473,377	$436,564
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(462,487)	(423,678)	(444,780)
Gain on sales of securities available for sale	(332)	—	—
Other	7,226	(45,891)	12,009

Net cash provided by operating activities	134,820	3,808	3,793

Cash flows from investing activities:
Loans repaid by (advances to) directors and executive officers	(102)	373	1,701
Advances to (repaid by) subsidiaries	4,149	(1,100)	(2,985)
Investment in subsidiaries	(1,349,430)	(1,639,889)	(766)
Proceeds from sales of securities available for sale	60,018	—	22,073
Purchases of securities available for sale	(59,686)	—	—

Net cash provided by (used in) investing activities	(1,345,051)	(1,640,616)	20,023

Cash flows from financing activities:
Net increase in short-term borrowings	255,000	590,000	—
Proceeds from issuance of long-term debt	590,000	—	—
Repayment of long-term debt	(151,419)	—	—
Proceeds from issuance of common stock	500,000	1,055,000	—

Net cash provided by financing activities	1,193,581	1,645,000	—

Net increase (decrease) in cash	(16,650)	8,192	23,816
Cash at beginning of period	32,110	23,918	102

Cash at end of period	$15,460	$32,110	$23,918

Supplemental disclosures:
Interest paid	$184,187	$189,307	$128,210
Income taxes refunded	81,937	50,197	47,879

BancWest Corporation and Subsidiaries
SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
     A summary of unaudited quarterly financial data for 2005 and 2004 is presented below:

	Quarter
(dollars in thousands)	First	Second	Third	Fourth

2005
Interest income	$558,228	$593,156	$631,654	$722,137
Interest expense	163,805	198,238	227,991	290,086

Net interest income	394,423	394,918	403,663	432,051
Provision for loan and lease losses	11,100	3,224	10,680	12,000
Noninterest income	122,796	133,209	136,841	140,902
Noninterest expense	292,092	283,585	290,702	317,927

Income before income taxes	214,027	241,318	239,122	243,026
Provision for income taxes	77,423	92,169	90,550	86,938

Net income	$136,604	$149,149	$148,572	$156,088

2004
Interest income	$416,087	$419,868	$441,769	$516,374
Interest expense	96,126	97,607	111,127	137,965

Net interest income	319,961	322,261	330,642	378,409
Provision for loan and lease losses	18,865	11,900	10,600	7,854
Noninterest income	102,503	110,021	104,821	116,132
Noninterest expense	218,882	232,224	234,496	277,859

Income before income taxes	184,717	188,158	190,367	208,828
Provision for income taxes	71,665	73,401	73,141	80,486

Net income	$113,052	$114,757	$117,226	$128,342

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
     Nonaccrual loans and leases: Loans and leases on which interest is not being accrued for income statement purposes. Payments received on nonaccrual loans and leases are generally applied against the principal balance.
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
     Taxable equivalent basis: Basis of presentation of net interest income and the net interest margin adjusted to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate. The yield that a tax-free investment would provide to an investor if the tax-free yield was “grossed up” by the amount of taxes not paid.
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
None

BancWest Corporation and Subsidiaries
PART IV
Item 10. Directors and Executive Officers
Directors
     Set forth below are the ages, principal occupations, and certain other information regarding the current directors of BancWest Corporation (the “Corporation”).
     Frank Bonetto, 55, has been a director and an Executive Vice President of the Corporation since January 2005 and a director of Bank of the West since 2004. He has served as Vice Chairman, Regional Banking Group, of Bank of the West since 2002, and prior to 2002 was a Senior Executive Vice President of Bank of the West. He joined Bank of the West in 1992 as head of the bank’s retail branch network, and was previously a senior executive with Citibank and with American Savings Bank.
     Francois Dambrine, 57, has been a director of the Corporation and Bank of the West since August 2003. He has been Head of Retail Banking in the USA for BNP Paribas since June 2003, and is also a director of the BNP Paribas Lease Group. He was Chairman and Chief Executive Officer of Arval PHH, a subsidiary of BNP Paribas engaged in leasing and fleet management of corporate cars in Europe, from 2000 to 2003, and served as Chairman and Chief Executive Officer of UFB Locabail, a subsidiary of BNP Paribas engaged in business equipment leasing, from 1993 to 2000.
     Gérard A. Denot, 59, has been a director and Vice Chairman of the Corporation since April 2002, a director of Bank of the West and Vice Chairman of its Commercial Banking Group since March 2002, and a Vice Chairman of First Hawaiian Bank since May 2002. He was Bank of the West’s Chief Inspector from October 2001 to January 2002, and its Senior Executive Vice President, Commercial Banking Group, from January 2002 to March 2002. Mr. Denot was Head of Projects — Development for BNP Paribas International Retail Banking from June 2000 to October 2001, and General Manager of BNP Italy from December 1997 to June 2000.
     W. Allen Doane, 58, has been a director of the Corporation since April 2002, and a director of First Hawaiian Bank since 1999. Since 1998, Mr. Doane has been the President, Chief Executive Officer and a director of Alexander & Baldwin, Inc. (“A&B”), a diversified ocean transportation, property development and management, and food products company. Mr. Doane has been Vice Chairman of the Board of A&B’s subsidiary, Matson Navigation Company, Inc., since January 2004. He was Executive Vice President of A&B from August 1998 to October 1998; Chief Executive Officer of A&B’s subsidiary, A&B-Hawaii, Inc. (“ABHI”), from January 1997 to December 1999; and President of ABHI from April 1995 to December 1999.
     Walter A. Dods, Jr., 64, has been the non-executive Chairman of the Board of the Corporation and of First Hawaiian Bank since January 2005. He has been a director of the Corporation since 1983, a director of First Hawaiian Bank since 1979, and a director of Bank of the West since November 1998. He was Chairman of the Board and Chief Executive Officer of the Corporation and First Hawaiian Bank from September 1989 to December 2004, and has been Vice Chairman of the Board of Bank of the West since November 1998. He was President of the Corporation from March 1989 to March 1991, President of First Hawaiian Bank from November 1984 to October 1989, and an Executive Vice President of the Corporation from 1982 to 1989. He has been with First Hawaiian Bank since 1968. He is a trustee of the Estate of S.M. Damon and a director of Alexander & Baldwin, Inc. and Maui Land & Pineapple Company, Inc.
     Robert A. Fuhrman, 81, has been a director of the Corporation since November 1998 and a director of Bank of the West since August 1981. He was Chairman of the Board of Bank of the West from April 1991 to May 2005. He is the retired Vice Chairman, President and Chief Operating Officer of Lockheed Corporation.
     Paul Mullin Ganley, 66, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1986. He is a trustee of the Estate of S.M. Damon and a partner in the law firm of Carlsmith Ball LLP, Honolulu, Hawaii.
     John A. Hoag, 73, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since October 1989. He was President of the Corporation from 1991 until April 1995, and was an Executive Vice President of the Corporation from 1982 to 1991. From 1989 until June 1994, Mr. Hoag was President of First Hawaiian Bank. From that date until his retirement in June 1995, he was Vice Chairman of First Hawaiian Bank. Mr. Hoag is Chairman of the Board of Hawaii Reserves, Inc., a land management corporation that is a subsidiary of Deseret Management Corporation.
     Donald G. Horner, 55, has been a director of the Corporation, and President and Chief Executive Officer of First Hawaiian Bank, since January 2005. He has been an Executive Vice President of the Corporation or its predecessor since 1989, and was President and Chief Operating Officer of First Hawaiian Bank from January 2003 to December 2004. He has been a director of First Hawaiian Bank since May 2002, served as Vice Chairman of First Hawaiian Bank from 1994 to 2002, and was an Executive Vice President of First Hawaiian Bank from 1993 to 1994. Mr. Horner has been with First Hawaiian Bank since 1978.
     Bert T. Kobayashi, Jr., 66, has been a director of the Corporation since 1991 and a director of First Hawaiian Bank since 1974. He is a principal of the law firm of Kobayashi, Sugita & Goda, Honolulu, Hawaii. He is a director of Hawaiian Holdings, Inc.

     A. Ewan Macdonald, 64, has been a director of the Corporation since April 2005 and a director of Bank of the West since 1997. He is the retired Chairman and CEO of Del Monte Foods, San Francisco.
     Pierre Mariani, 49, has been a director of the Corporation and of Bank of the West since December 1999. Mr. Mariani is Head of International Retail Banking and Financial Services of BNP Paribas, and has been a member of the Executive Committee of BNP Paribas since June 2003. He served as Senior Advisor and Chief of Staff of the Minister of Budget and Government Spokesman from 1993 to 1995; Chief Executive Officer and director of Societe D’investissements Immobiliers Et De Gestion, a major French property company, from 1995 to 1996; and Chief Executive Officer and director of BANEXI, the investment bank of BNP, from 1996 to 1999.
     Don J. McGrath, 57, has been President and Chief Executive Officer of the Corporation since January 2005, a director of the Corporation since November 1998, Chairman of the Board of Bank of the West since May 2005, a director of Bank of the West since July 1989, and a director of First Hawaiian Bank since November 1998. He was President and Chief Operating Officer of the Corporation from November 1998 to December 2004, and has been President and Chief Executive Officer of Bank of the West since January 1996. He is Vice Chairman of the Board of First Hawaiian Bank and has served in that or similar capacities since November 1998. He was President and Chief Operating Officer of Bank of the West from 1991 to 1996. He has been with Bank of the West since 1975. Mr. McGrath has been a public member of the Pacific Exchange Board of Directors since January 2001, and is chairman of its Compensation Committee.
     Rodney R. Peck, 60, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1990. He is a Senior Partner with the law firm of Pillsbury Winthrop Shaw Pittman LLP, San Francisco, California, and New York, New York.
     Edouard A. Sautter, 69, has been a director of the Corporation and Bank of the West since 2001. He was the head of Group Risk Management and a member of the Management Committee of BNP Paribas, from October 1994 until his retirement in July 2000. From 1989 until 1994 he served as an Executive Vice President in charge of the Industry Research Department of BNP. He joined BNP in 1967.
     Eric K. Shinseki, 63, has been a director of the Corporation since June 2004. General Shinseki retired from the United States Army in 2003, after a distinguished 38-year military career that culminated in a four-year term as the United States Army Chief of Staff. He was born on the island of Kauai in Hawaii, and is the first person of Asian ancestry to lead one of the American military services. General Shinseki is also a director of Honeywell International, Inc. and of Grove Farm Company, Incorporated.
     John K. Tsui, 68, has been a director of the Corporation since July 1995 and a director of First Hawaiian Bank since July 1994. From November 1998 until December 2002, he was Vice Chairman and Chief Credit Officer of the Corporation. He was President of the Corporation from April 1995 through October 1998. He served as President and Chief Operating Officer of First Hawaiian Bank from July 1994 until December 2002. He was Executive Vice President of Bancorp Hawaii, Inc. (now known as Bank of Hawaii Corp.) from 1986 to June 1994 and Vice Chairman of Bank of Hawaii from 1984 to June 1994. Mr. Tsui has been Chairman of the Board of Towne Development of Hawaii, Inc. since March 2003. He has been a trustee of the Bishop Street Funds since January 2004.
     Jacques Henri Wahl, 74, has been a director of the Corporation since November 1998 and a director of Bank of the West since July 1982. He served as Senior Adviser to the Chief Executive Officer of BNP Paribas, from January 1997 until his retirement in February 2001. He was a member of the Managing Committee of the BNP Group, and a director of BNP, from January 1997 until May 2000. He served as Vice Chairman of BNP and Chairman of Banque Nationale de Paris Intercontinentale from 1993 to 1996. He was President and Chief Operating Officer of BNP from 1982 to 1993. He is a director of Olympia Capital Holdings and Olympia Capital Management.
Compensation of Directors
     The Corporation pays retainers of $7,500 per quarter to directors who are not employees of the Corporation or its subsidiaries. It pays non-employee directors $1,400 for each board meeting and committee meeting attended ($2,500 for committee chairs), and reimburses transportation and other expenses. The chair of the audit committee also receives a retainer of $6,000 per quarter. Directors who receive retainers from the Corporation are not eligible to receive retainers from a subsidiary, but may receive fees for subsidiaries’ board and committee meetings. The Corporation does not pay board or committee fees or retainers to directors who are employees of the Corporation or its subsidiaries.
     Mr. Dods serves as the non-executive Chairman of the Board of the Corporation and of First Hawaiian Bank, and as a director of the Corporation, Bank of the West and First Hawaiian Bank, pursuant to an agreement with BNP Paribas under which he receives an annual retainer of $300,000, normal meeting fees, medical insurance, and various allowances and perquisites he received prior to his retirement as the Corporation’s chief executive officer. The agreement is terminable by Mr. Dods or BNP Paribas on six months’ advance notice. Mr. McGrath’s employment agreement, summarized in Item 11 below, provides among other things that the Corporation will elect him to the Board of Directors of Bank of the West, and will use its best efforts to cause his election to the Corporation’s Board of Directors.
     The Corporation has a Directors’ Retirement Plan for directors of the Corporation (and for First Hawaiian Bank directors whose service began before January 1, 2005) who are not employed by the Corporation or its affiliates and who are not covered by any of the Corporation’s employee retirement programs. Following retirement after reaching age 55 and serving at least 10 years as a director, a retired director or his or her beneficiary is entitled to receive monthly payments for a ten-year period at an annual rate equal to one-half of the annual retainer fee in effect at the time of the director’s retirement.
Audit Committee Members
     The Corporation has a standing audit committee, whose members are John A. Hoag (Chairman), W. Allen Doane and Robert A. Fuhrman. The Corporation’s Board of Directors has determined that all members of that committee are audit committee financial experts and independent, as those terms are defined by applicable SEC regulations.
Executive Officers
     Set forth below are the Corporation’s current executive officers, together with their ages and positions with the Corporation, and their occupations during the last five years.

Name, Age	Positions and Offices With the Corporation
Frank Bonetto, 55	Please see “Directors.”
Gérard A. Denot, 59	Please see “Directors.”
Stephen C. Glenn, 60	Executive Vice President-Administration of the Corporation since January 2005; Senior Vice President of the Corporation from 1998 to 2004; Vice Chairman and Chief Administrative Officer of Bank of the West, since 2003; Senior Executive Vice President and Chief Administrative Officer of Bank of the West from 2002 to 2003; Executive Vice President and Chief Administrative Officer from 1992 to 2001. Mr. Glenn joined Bank of the West in 1975.
Douglas C. Grigsby, 53	Chief Financial Officer of the Corporation since August 2002; Executive Vice President and Treasurer of the Corporation since 1998; Vice Chairman of Bank of the West since 2002; Chief Financial Officer of Bank of the West from 1989 to 2002. Mr. Grigsby joined Bank of the West in 1977.
Donald G. Horner, 55	Please see “Directors.”
Don J. McGrath, 57	Please see “Directors.”
J. Michael Shepherd, 50	Executive Vice President, General Counsel and Secretary of the Corporation since December 2004; Senior Executive Vice President Risk and Legal Group of Bank of the West since May 2005; Executive Vice President, General Counsel and Secretary of Bank of the West since December 2004; Executive Vice President, General Counsel and Secretary of the Bank of New York Company, Inc. from 2001 to 2004; partner, Brobeck Phleger & Harrison, 1995 to 2000. Mr. Shepherd joined the Company in 2004.
     The Corporation has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer or controller or persons performing similar functions. The code is posted on the Corporation’s website at www.bancwestcorp.com.

Item 11. Executive Compensation
Summary Compensation Table

	Annual Compensation (1)				Long-Term Compensation
					Awards		Payouts
				Other
Name and				Annual	Restricted	Securities		All Other
Principal				Compen-	Stock	Underlying	LTIP	Compen-
Position	Year	Salary	Bonus (2)	sation (3)	Awards	Options (4)	Payouts (5)	sation (6)
Don J. McGrath	2005	$1,150,020	$1,250,000	$5,642	—	25,000	$526,215	$32,859
President, Chief	2004	$985,998	$1,000,008	$5,220	—	—	—	$25,954
Executive Officer	2003	$905,961	$824,353	$4,871	—	30,000	—	$65,088
and Director
Donald G. Horner	2005	$575,000	$488,750	$12,080	—	8,000	$174,646	$—
Executive Vice	2004	$512,917	$341,250	$14,066	—	—	—	$—
President and Director	2003	$452,500	$271,500	$19,116	—	8,000	—	$437,888
Gérard A. Denot	2005	$454,938	$332,374	$239,137	—	1,000	$123,648	$2,625
Vice Chairman	2004	$344,146	$225,568	$236,302	—	—	—	$6,150
and Director	2003	$325,000	$198,000	$207,599	—	8,000	—	$10,386
Frank Bonetto	2005	$512,670	$314,438	$17,457	—	1,000	$164,948	$15,959
Executive Vice President and Director
J. Michael Shepherd	2005	$425,000	$425,000	$119	—	6,000	—	$90,725
Executive Vice President
Notes to Summary Compensation Table:
Note (1)	Includes amounts earned but deferred under the Corporation’s Deferred Compensation Plan (the “DCP”).

Note (2)	Bonuses are reported for the year in which earned, even if paid in the following year, under the Corporation’s Incentive Plan for Key Executives (“IPKE”).

Note (3)	The 2005 amounts shown for Mr. McGrath, Mr. Horner, Mr. Shepherd and Mr. Bonetto are above-market interest accruals under the DCP. The amount for Mr. Denot consists of $42,702 paid to equalize French and U.S. taxes; $4,648 for French social security payments; plus the aggregate incremental cost of perquisites and personal benefits (comprised primarily of a $91,539 housing allowance and $43,974 for related income taxes). The aggregate incremental cost of perquisites and personal benefits for each other named executive officer (including, where applicable, payments for related income taxes) was less than $50,000.

Note (4)	The underlying securities were common shares of BNP Paribas.

Note (5)	Payouts under the Long Term Incentive Plan (the “LTIP”) are reported for the year payment is made, not the years for which payments are earned.

Note (6)	2005 totals include the following 401(k) matching contributions: McGrath, $6,300; Denot, $2,625; Shepherd, $725; and Bonetto, $6,300. The 2005 totals for Messrs. McGrath and Bonetto also includes $17,940 and $6,525, respectively, of income imputed for tax purposes (calculated on the basis of life insurance premium factors published by the Internal Revenue Service) and $8,618 and $3,134, respectively, in gross-up payments for related income taxes. The imputed income and gross-up payments to Messrs. McGrath and Bonetto arise from life insurance coverage equal to three times salary provided under the Corporation’s Executive Life Insurance Plan. Mr. Shepherd’s total also includes a $90,000 relocation allowance paid in 2005 in connection with his joining the Corporation.

Option Grants in Last Fiscal Year
The following table sets forth grants to acquire shares of BNP Paribas under the BNP Paribas Stock Option Plan, and the potential realizable values of such options.

					Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation
			Individual Grants		for Option Term (1)

	Number of	Percent of	Exercise
	Securities	Total Options	or
	Underlying	Granted to	Base Price
	Options	Employees in	Per	Expiration
Name	Granted (2)	Fiscal Year (3)	Share (1),(2)	Date	5%	10%

McGrath	25,000	*	$71.41	3/22/13	$852,307	$2,041,423
Horner	8,000	*	$71.41	3/22/13	$272,738	$653,255
Denot	1,000	*	$71.41	3/22/13	$34,092	$81,657
Bonetto	1,000	*	$71.41	3/22/13	$34,092	$81,657
Shepherd	6,000	*	$71.41	3/22/13	$204,554	$489,942

*	Less than 1%
Notes to Option Grants in Last Fiscal Year:
Note (1)	The potential realizable value is reported net of the option exercise price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation of the underlying stock of 5% and 10% from the date of grant to the end of the option. Calculations assume the exercise price of all Award Options, which may vary as described in Note (2), is 55.10 euros per share. All dollar values and projections have been calculated using a March 25, 2005 exchange rate of $1.2959 per euro.

Note (2)	All options were granted March 25, 2005. Options were divided into Main Award options and Additional Award options. Mr. McGrath received 17,500 Main Award options and 7,500 Additional Award options. Mr. Horner received 5,600 Main Award options and 2,400 Additional Award options. Mr. Shepherd received 4,200 Main Award options and 1,800 Additional Award options. Mr. Denot and Mr. Bonetto each received 1,000 Main Award options. The options may be exercised by optionees only while they are employees or retired employees of the BNP Paribas Group. Options become exercisable on March 25, 2009 (but Additional Awards may be cancelled as described below). Main Award options have an exercise price of 55.10 euros per share, which was the average opening price of BNP Paribas shares during the 20 days preceding March 25, 2005. The exercise price of Additional Award options (which in no case will be less than 55.10 euros per share) will be determined, or Additional Award options may be cancelled, based on performance of BNP Paribas shares compared to the Dow Jones Euro Stoxx Bank Index on the second, third and fourth anniversaries of March 25, 2005. On each measurement date, the performance of BNP Paribas shares over a specified period will be compared to the performance of the index, and the results will determine the exercise price of one-third of the Additional Awards. If performance of BNP Paribas shares as of the relevant measurement date equals or exceeds that of the index, the exercise price will be 55.10 euros per share for that third of the Additional Awards. If BNP Paribas shares have under performed the index, the exercise price will be 57.90 euros if the underperformance is less than 5 points; 60.60 euros if underperformance is at least 5 points but less than 10 points; and 66.10 euros if underperformance is at least 10 points but less than 20 points. If underperformance for the period is 20 points or more, that third of the Additional Award options will be cancelled.

Note (3)	Percentages are based on a total of 4,332,550 options awarded worldwide to employees of the BNP Paribas Group in 2005 under the BNP Paribas Stock Option Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Value of
			Number of Securities	In-the-Money
			Underlying Options	Options at
			at December 31, 2005	December 31, 2005
	Shares Acquired		(#)	($)
	on Exercise	Value Realized	Exercisable/	Exercisable/
Name	(#)	($)	Nonexercisable	Nonexercisable
McGrath	41,975	1,098,389	0/55,000	0/1,503,994
Horner	—	—	0/16,000	0/422,014
Denot	3,000	150,320	8,000/9,000	210,817/312,032
Bonetto	—	—	0/9,000	0/312,032
Shepherd	—	—	0/6,000	0/94,271
     All securities underlying the options are shares of BNP Paribas. Dollar values of options outstanding at year-end were calculated using a December 30, 2005 market price of 68.36 euros per share and an exchange rate of $1.1849 per euro. Outstanding options include 8,000 BNP Paribas options awarded to Mr. Denot prior to commencing service with the Corporation.
Long-Term Incentive Plans—Awards in Last Fiscal Year
     In April 2005, the Executive Compensation Committee replaced one of the corporate goals previously used for the Corporation’s Long Term Incentive Plan (“LTIP”). The committee found that the efficiency ratio previously used was no longer an appropriate LTIP performance measure due to the registrant’s strategy of growth by acquisition, and the fact that the committee does not want to discourage management from pursuing acquisitions of companies with higher efficiency ratios. The committee determined that an earnings growth rate was a more appropriate measure of progress towards the registrant’s strategic objectives. Accordingly, the committee adopted a 2005-2007 award matrix based on Return on Average Notional Equity (“RONE”) and the year-over-year Earnings Growth Rate (“EGR”).
     RONE is a fraction expressed as a percentage. The numerator is: (1) registrant’s annual reported earnings before income taxes, (2) less amortization of intangible assets, restructuring, integration and nonrecurring items, (3) plus an earnings credit — or minus an earnings charge — to the extent actual tangible equity exceeds or falls short of notional equity. The denominator is notional equity, which equals 6% of the registrant’s consolidated risk-weighted assets, as defined by the FDIC in computing capital compliance. EGR is also a fraction expressed as a percentage. The numerator is: (1) net income after income taxes for the current year, as reported in audited financial statements and as adjusted for extraordinary items, (2) less net income (as adjusted) for the prior year. The denominator is net income (as adjusted) for the prior year.
     The committee established target awards for the 2005-2007 LTIP performance cycle that ranged from 10% to 50% of participants’ average annual base salaries. The 2005-2007 target percentages for the named executive officers were Mr. McGrath: 50%; Mr. Horner: 40%; Mr. Denot: 30%; Mr. Bonetto: 30%; and Mr. Shepherd: 27.5%. At the end of the LTIP cycle, actual awards will be determined by multiplying each LTIP participant’s target award by a corporate performance factor of 0% to 200%. The corporate performance factor will be established after the three-year performance period is complete by applying the registrant’s average annual RONE and annual EGR to an array of percentages shown on the award matrix. One axis of that matrix sets forth RONE values ranging from 41.0% to 49.0%, and the other axis sets forth EGR percentages of 12.0% to 15.0%. The 2005-2007 matrix provides a corporate performance factor of 0% if RONE is less than 41.0% or EGR is less than 12.0%; a 100% corporate performance factor if (among other combinations) RONE is 45.0% and EGR is 13.25%; and the maximum corporate performance factor of 200% if RONE is at least 49.0% and EGR is at least 15.0%.
     In April 2005, the committee also revised award matrices previously adopted for the 2004-2006 and 2003-2005 cycles, in order to replace parameters based on efficiency ratios with those based on EGR. One axis of the revised award matrix for the 2004-2006 LTIP cycle sets forth RONE values ranging from 41.0% to 49.0%. The other axis sets forth EGR percentages of 11.5% to 15.5%. The revised 2004-2006 matrix provides a corporate performance factor of 0% if RONE is less than 41.0% or EGR is less than 11.5%; a 100% corporate performance factor if (among other combinations) RONE is 45.7% and EGR is 13.5%; and the maximum corporate performance factor of 200% if RONE is at least 49.0% and EGR is at least 15.5%. The committee included Mr. Shepherd in the 2004-2006 and 2003-2005 LTIP cycles at a 27.5% target percentage on a retroactive basis.
     In accordance with SEC rules, the following table shows threshold, target and maximum awards levels of the named executive officers for the 2005-2007 LTIP performance cycle.

			Estimated Future Payouts
	Number of	Performance or	under Non-Stock
	Shares,	Other Period until	Price-Based Plans (2)
	Units or	Maturation
Name	Other Rights	or Payout (1)	Threshold	Target	Maximum
McGrath	None	12/31/2007	None	$601,670	$1,203,340
Horner	None	12/31/2007	None	$249,550	$499,100
Denot	None	12/31/2007	None	$174,635	$349,270
Bonetto	None	12/31/2007	None	$165,211	$330,422
Shepherd	None	12/31/2007	None	$128,822	$257,644

Note (1)     Performance period began on January 1, 2005.
Note (2)     Target and Maximum payouts correspond to corporate performance factors of 100% and 200%, and are calculated using actual salaries for 2005 and 2006 and estimated salaries for 2007.
Executive Life Insurance Plan
     The Corporation provides pre-and post-retirement life insurance benefits for approximately 26 executives under the Executive Life Insurance Plan (the “ELIP”), which is an exhibit incorporated herein by reference. The named executive officers who currently participate in the ELIP, which replaced the Corporation’s prior split dollar life insurance program, are Messrs. McGrath and Bonetto. Death benefits under the ELIP are equal to three times current salary while actively employed. Following a “qualified termination,” the Corporation will continue to provide death benefits to ELIP participant’s equal to three times final salary until their “policy distribution date.” On the policy distribution date, the Corporation will transfer to the participant ownership of a company-owed life insurance policy with sufficient cash value, based on reasonable actuarial assumptions, to provide a death benefit equal to three times final salary until the policy maturity date. At the date the policy is transferred to the participant, the Corporation will also pay a cash bonus sufficient to cover the executive’s estimated income taxes due as a result of transfer of the policy.
     A qualified termination includes termination of employment after attaining age 65, termination of employment after attaining age 55 with at least ten years of credited service, or termination of those executives entitled to the enhanced SERP benefit described in the following section. Mr. McGrath (age 57) and Mr. Bonetto (age 55) have each satisfied the requirements for a “qualified termination.” Their policy distribution dates will be the latest to occur of termination of employment, attaining age 65, and completion of seven annual premium payments.
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
     Bank of the West’s cash balance plan (previously part of the BNP U.S. Retirement Plan) was merged into the ERP effective January 1, 1999. It provides a benefit at retirement equal to the value of the participant’s cash balance account. The cash balance account consists of: accrued benefits transferred as of January 1, 1999; 5% of base earnings (up to an inflation-adjusted earnings limit established by Internal Revenue Service rules) while a participant for each year following 1998; and interest on the foregoing amounts credited quarterly at an annual rate calculated by reference to five-year Treasuries. Benefits vest after five years of service, but may not be paid out before age 55. The named executive officers who currently participate in the cash balance plan are Messrs. McGrath, Bonetto and Shepherd. Based on 2.5% inflation, a 3.25% interest-crediting rate and 5% conversion factors, the Corporation currently estimates that the annual benefit payable from the cash balance plan to Messrs. McGrath, Bonetto and Shepherd at normal retirement age (age 65) will be $65,561, $31,901, and $22,312 respectively.
     Bank of the West also maintains a non-qualified excess plan that provides benefits using the same formulas as the cash balance plan for salary levels that exceed the qualified plan earnings limit. Excess plan participants receive annual credits equal to 5% of the amount by which their salaries exceed the qualified plan earnings limit, as of January 1. Mr. Shepherd, the only named executive officer who participates in the excess plan, is not yet vested in the plan, but would have an estimated annual benefit payment at normal retirement age (age 65) of $42,189. This estimate is based on the same inflation, interest-crediting rate and conversion factors as the cash balance plan estimate.
     Mr. Horner participated in a FHI defined benefit plan that was “frozen” as of December 31, 1995. No benefits accrued under that plan for service after December 31, 1995. Under the frozen FHI plan, covered compensation includes salary, including overtime, but excludes bonuses. Pension compensation is also limited to the maximum allowable under the Internal Revenue Code. Retirement benefits become payable effective upon an employee’s retirement at the normal retirement age of 65 years. Normal retirement benefits are based on average compensation and years of credited service as of December 31, 1995. Mr. Horner’s frozen accrued benefit payable at normal retirement age is $42,713. Under specified circumstances, an employee who has attained a certain age and length of service may retire early with reduced benefits.
     The Corporation’s Supplemental Executive Retirement Plan (the “SERP,” discussed below) includes grandfathered pension provisions under which Mr. Horner will receive benefits based on the formula used in the frozen FHI defined benefit plan. In determining grandfathered pension benefits under the SERP, the participant’s covered compensation includes base pay, commissions, overtime, short-term incentive pay, and the annual cash bonus earned under the IPKE. A participant’s covered compensation does not include any LTIP bonus. The grandfathered pension benefit payable under the SERP is reduced by the participant’s “frozen” accrued benefit under the old FHI plan.
     The following table illustrates the estimated annual pension benefits payable under the grandfathered pension portion of the SERP at age 65 (including the value of the frozen FHI benefit). Mr. Horner is the only executive officer of the Corporation eligible for the grandfathered benefits illustrated by the table. Whether these amounts become payable depends on the contingencies and conditions set forth in the ERP and the SERP.

Final Average	Years of Service
Compensation (1)	25	30	35	40

700,000	299,554	359,465	419,376	461,376
800,000	343,304	411,965	480,626	528,626
900,000	387,054	464,465	541,876	595,876
1,000,000	430,804	516,965	603,126	663,126
1,100,000	474,554	569,465	664,376	730,376
1,200,000	518,304	621,965	725,626	797,626
1,300,000	562,054	674,465	786,876	864,876
1,400,000	605,804	726,965	848,126	932,126
1,500,000	649,554	779,465	909,376	999,376
1,600,000	693,304	831,965	970,626	1,066,626
1,700,000	737,054	884,465	1,031,876	1,133,876
1,800,000	780,804	936,965	1,093,126	1,201,126
1,900,000	824,554	989,465	1,154,376	1,268,376
2,000,000	868,304	1,041,965	1,215,626	1,335,626
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
Note (2)     As of December 31, 2005, Mr. Horner had 27 years of credited service in the grandfathered pension portion of the SERP.
     Approximately 90 actively employed senior executives participate in the SERP. SERP participants receive (i) benefits calculated under the grandfathered SERP provisions, if applicable, and (ii) benefits derived from a target percentage of either 50% or 60% of qualifying compensation. The target benefit amount is offset by 50% of the age 65 Social Security benefit, and by amounts attributable to various other retirement benefits provided by the Corporation, such as the ERP, other qualified retirement plans, grandfathered SERP benefits, profit sharing accounts, 401(k) programs, the Future Plan (an additional defined contribution plan used primarily by First Hawaiian Bank) and the excess plan. Benefits are also reduced by formula if participants retire before reaching age 62 (for those with maximum targets of 60%) or age 65 (for those with maximum targets of 50%).

     The named executive officers who participate in the SERP are Messrs. McGrath, Horner and Bonetto, each of whom has a maximum target percentage of 60% of qualifying compensation. As discussed below, qualifying compensation for this purpose is generally salary plus annual bonus under the IPKE for the highest 12 consecutive calendar months out of the last 60 calendar months of employment. To qualify for a 60% target, the named executive officers who participate in the SERP must retire on or after their 62nd birthdays with 20 years of credited service. If they retire before age 62, their target retirement amounts (as defined by the SERP) will be reduced, in general, by 3% for each year by which benefit commencement precedes the participant’s 62nd birthday. That reduction factor will also apply to grandfathered SERP benefits paid to Mr. Horner if he retires before age 62. Messrs. McGrath and Horner each has at least 20 years of credited service. Mr. Bonetto has 16 years of credited service in the SERP, which currently entitles him to a 48% target benefit percentage (before any adjustments for early retirement). If he retires at or after age 62, his target benefit percentage will be 60%.
     The SERP was amended in 2002 to eliminate “involuntary termination” provisions and to provide certain enhanced SERP benefits to persons who were SERP participants at the time BancWest was acquired by BNP Paribas. Affected SERP participants (including Messrs. McGrath, Horner and Bonetto) were granted three additional years of credited service for purposes of computing their target benefits under the SERP. Their SERP benefits will begin at the later of the date of termination or age 55 (although they may elect to delay receipt of SERP early retirement benefits to a date not beyond age 65), and their early retirement benefits will be calculated using the formulas that applied to those whose early retirement was approved by the Executive Compensation Committee. The plan was further amended in 2005 so that target benefit computations for affected participants who retire after January 1, 2005 will be based on the highest 12 consecutive months of compensation (not to include more than one IPKE payment) during the last 60 calendar months of employment.
     If the named executive officers who participate in the SERP had retired on March 1, 2006, their annual SERP benefits (before/after applicable reductions for early retirement) would have been: Mr. McGrath, $1,252,810/$1,169,088; Mr. Horner $561,700/$455,271; and Mr. Bonetto, $330,081/$295,095. These figures represent (i) target benefit amounts calculated using credited service and compensation paid through March 1, 2006 (including the 2005 IPKE awards shown in the summary compensation table), minus (ii) applicable offsets as of that date. The figures for Mr. Horner include both grandfathered and non-grandfathered SERP benefits.
     SERP benefits payable to these officers will change in the future to reflect increases in salary and IPKE bonuses, and to reflect increases in certain benefits, summarized above, that are treated as offsets and therefore reduce SERP payments. In addition, Mr. Bonetto’s benefits will increase to reflect additional years of credited service until he reaches the 20-year maximum.
     Mr. Denot participates in a 401(k) plan of the Corporation but not in any of its other pension plans or the SERP. He participates in pension plans of BNP Paribas. Mr. Shepherd does not participate in the SERP. However he does participate in both the ERP and the excess plan. In connection with his hiring, Mr. Shepherd received additional benefits in the excess plan based on five years of credited service at his initial salary.
Change-in-Control Arrangements
     If there is a change in control of the Corporation, all LTIP awards that have been outstanding six or more months will automatically be deemed fully earned at the maximum target value and participants in the DCP will be entitled to an immediate lump sum distribution of certain amounts unless (as occurred when the Corporation was acquired by BNP Paribas) that plan is assumed by the surviving entity. In addition, the Corporation maintains a rabbi trust with a third-party trustee to protect the interests of participants in the SERP and DCP at the time of any change in control. Due to the Corporation’s acquisition by BNP Paribas, the Corporation is already required to make periodic contributions to the trust sufficient to fund all SERP and DCP benefits that become payable to those who were participants in those plans at the time of the acquisition.
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
     Bank of the West and First Hawaiian Bank participate in various financial transactions with BNP Paribas and its affiliates. These transactions are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and other regulatory authorities and are required to be on terms at least as favorable to each bank as those prevailing at the time for similar non-affiliate transactions. For information concerning financial transactions involving BNP Paribas and the Corporation or its banking subsidiaries, see Notes 3, 4, and 14 to the Consolidated Financial Statements.
     During 1999, Bank of the West issued to BNP Paribas a $50 million 7.35% Subordinated Capital Note due June 24, 2009. The maximum principal amount of that note outstanding in 2005, and the outstanding principal balance at December 31, 2005, was $50 million.
     Bank of the West holds deposits and purchases federal funds from BNP Paribas. The deposits generally are for terms up to six months. Federal funds purchases are generally for one to four days. The maximum daily amount owed by Bank of the West to BNP Paribas in 2005 in connection with such deposits and federal funds purchases was $400 million, and the balance outstanding on December 31, 2005 was $20.3 million.
     In connection with its acquisition by BNP Paribas, BancWest became the borrower under a $1.55 billion 6.54% term loan from a BNP Paribas subsidiary due December 31, 2010. At December 31, 2005, the outstanding principal balance of that loan was $1.55 billion.
     In 2002, the Corporation sold BNP Paribas 485,413 shares of the outstanding common stock of Bank of the West for $800 million. The Corporation used the proceeds to repay funds borrowed from BNP Paribas to finance acquisitions. As discussed in Note 4 to the Consolidated Financial Statements, the Corporation and BNP Paribas are parties to a Stockholder’s Agreement that includes put and call options on the Bank of the West stock owned by BNP Paribas.
     In 2005, the Corporation sold BNP Paribas 254,132 shares of the outstanding common stock of Bank of the West for $590 million. The Corporation used the proceeds to repay funds borrowed from BNP Paribas to finance the acquisition of Community First and USDB. As discussed in Note 4 to the Consolidated Financial Statements, the Corporation and BNP Paribas are parties to a Stockholder’s Agreement that includes put and call options on the Bank of the West stock owned by BNP Paribas.
     In December 2005, in connection with the acquisition of Commercial Federal Corporation, the Corporation entered into a short-term financing agreement with BNP Paribas in the amount of $845 million.
     As discussed in Note 4 and 14 to the Consolidated Financial Statements, the Corporation has entered into $400 million of structured repurchase agreements with BNP Paribas.
     Mr. Kobayashi is a director of the Corporation and First Hawaiian Bank, and his law corporation is a partner in the law firm of Kobayashi, Sugita & Goda. In 2005, the Corporation and its subsidiaries paid legal fees to Kobayashi, Sugita & Goda totaling $1,382,292. Of this amount, $550,195 was reimbursable by bank customers. Kobayashi, Sugita & Goda leases 26,788 square feet of office space in First Hawaiian Bank’s headquarters building. Rent paid in 2005 was $1,030,985, plus operating expenses. The lease term ends in December 2006, subject to two five-year extension options.
     Mr. Peck is a director of the Corporation and Bank of the West and a Senior Partner of Pillsbury Winthrop Shaw Pittman LLP, which provides legal services to the Corporation and its subsidiaries.

Item 14.     Principal Accounting Fees and Services
Audit Fees and Non-Audit Fees
     The following table presents fees for professional audit services rendered by our principal accountants, PricewaterhouseCoopers LLP for the audit of BancWest’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed for other services rendered by PricewaterhouseCoopers during those periods.

(dollars in thousands)	2005	2004

Audit fees	$1,720	$1,669
Audit-related fees (1)	188	188
Tax fees (2)	122	165
All other fees (3)	135	135

Total	$2,165	$2,157

(1)	Audit related fees consist of assurance and related services that are reasonable related to the performance of the audit of BancWest’s financial statements. This category includes fees related to the performance of audit and attest services not required by statute or regulations.

(2)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for tax compliance and return assistance (IRS, state and local), tax advice and tax planning.

(3)	In 2005 and 2004, all other fees consisted of $120 thousand for the outsourcing of a like-kind exchange system used in auto leasing and $15 thousand for accounting research and audit software.
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

BancWest Corporation and Subsidiaries
PART IV
PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
     The following financial statements are included in Part II of the 10-K.

Page
Number
Report of Independent Registered Public Accounting Firm	50
BancWest Corporation and Subsidiaries:
Consolidated Statements of Income	51
Consolidated Balance Sheets	52
Consolidated Statements of Changes in Stockholder’s Equity	53
Consolidated Statements of Cash Flows	54
BancWest Corporation (Parent Company):
Statements of Income	99
Balance Sheets	100
Statements of Cash Flows	101
Notes to Consolidated Financial Statements	55
Summary of Quarterly Financial Data	102
     (2) Financial Statement Schedules
     Schedules to the Consolidated Financial Statements required by this Item 15(a)2 are not required under the related instructions, or the information is included in the consolidated financial statements, or are inapplicable, and therefore have been omitted.
     (3) Exhibits
     The registrant’s SEC file number for reports filed before October 30, 1998 was 000-7949, and for reports filed after that date is 001-14585.

2.1	Agreement and Plan of Merger dated as of June 13, 2005 among Bank of the West, Bear Merger Co., Inc., and Commercial Federal Corporation, is incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K dated June 13, 2005.
3.1	Certificate of Incorporation of BancWest Corporation as in effect from December 20, 2001, is incorporated by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
3.2	Amended and Restated Bylaws of BancWest Corporation as in effect from December 20, 2001, are incorporated by reference to Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
4.1	Instruments with respect to long-term debt not filed herewith will be furnished to the Commission upon its request.
4.2	Indenture, dated as of August 9, 1993, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
4.3	Indenture, dated as of June 30, 1997, between First Hawaiian, Inc. and The First National Bank of Chicago, Trustee, is incorporated by reference to the Corporation’s Registration Statement on Form S-4 filed with the SEC on October 17, 1997 (File No. 333-38215).
10.1	Long-Term Incentive Plan of First Hawaiian, Inc., effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*
10.2	Amendment No. 3 to the BancWest Corporation Long-Term Incentive Plan, approved March 16, 2000, is incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2000.*

10.3	First Hawaiian, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q for the quarterly period ended June 30, 1998.*
10.4	Amendment No. 1 to First Hawaiian, Inc. Supplemental Executive Retirement Plan, effective November 1, 1998, is incorporated by reference to Exhibit 10(x) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*
10.5	Amendment No. 2 to BancWest Corporation Supplemental Executive Retirement Plan, effective November 1, 2002, is incorporated by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
10.6	Amendment No. 3 to BancWest Corporation Supplemental Executive Retirement Plan, adopted September 14, 2005, is incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K dated September 14, 2005.*
10.7	First Hawaiian, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998, and Amendment No. 1, are incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998.*
10.8	Amendment No. 3 to the BancWest Corporation Deferred Compensation Plan is incorporated by reference to Exhibit 10.26 to the Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2001.*
10.9	Resolutions of the Corporation’s Executive Committee, adopted April 21, 2005, concerning amendment of the BancWest Corporation Deferred Compensation Plan, are filed herewith.
10.10	First Hawaiian, Inc. Incentive Plan for Key Executives, and amendments effective January 1, 1998, are incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998.*
10.11	Amendment to First Hawaiian, Inc. Incentive Plan for Key Executives is incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.12	Resolutions of the Board of Directors adopted September 20, 2001 amending the Company’s Defined Contribution Plan, Future Plan and Incentive Plan for Key Executives, and terminating its option plans, are incorporated by reference to Exhibit 10.27 to the Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2001.*
10.13	Directors’ Retirement Plan, effective as of January 1, 1992, and Amendments No. 1 and 2, are incorporated by reference to Exhibit 10 to the Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998.*
10.14	Amendment No. 3 to BancWest Corporation Directors’ Retirement Plan, adopted May 18, 2005, is filed herewith.*
10.15	BancWest Corporation Umbrella Trust ™ Trust Agreement by and between BancWest Corporation and Wachovia Bank, N.A., for BancWest Corporation Supplemental Executive Retirement Plan and BancWest Corporation Deferred Compensation Plan, executed November 23, 1999, is incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.16	BancWest Corporation Executive Life Insurance Plan, effective April 1, 2004, is incorporated by reference to Exhibit 10.1 to the Corporation’s Report on Form 8-K dated January 20, 2005.*
10.17	BancWest Corporation 2006 Phantom Stock Plan adopted December 14, 2005, is incorporated by reference to Exhibit 16 to the Corporation’s Report on Form 8-K dated December 14, 2005.*
10.18	Employment Agreement between Don J. McGrath and the Corporation, effective November 1, 1998, is incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.*
10.19	Addendum to Employment Agreement between Don J. McGrath and the Corporation, effective January 1, 2005, is incorporated by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*
10.20	Agreement dated February 13, 2004 between BNP Paribas International Retail and Financial Services and Walter A. Dods, Jr. is incorporated by reference to Exhibit 10.18 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

10.21	Stock Purchase Agreement, dated November 20, 2002, between BancWest Corporation and

BNP Paribas S.A., concerning Bank of the West common stock, is incorporated by reference to Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.22	Stock Purchase Agreement dated April 28, 2005 between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock, is incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K dated April 28, 2005.
10.23	Amended and Restated Stockholders’ Agreement dated April 28, 2005 between BancWest Corporation and BNP Paribas S.A., concerning Bank of the West common stock, is incorporated by reference to Exhibit 10.2 of the Corporation’s Report on Form 8-K dated April 28, 2005.
12.	Statement re: computation of ratios, filed herewith.
21.	Subsidiaries of the registrant, filed herewith.
31.	Section 302 Certifications.
32.	Section 1350 Certifications.

*Management contract or compensatory plan or arrangement.

(b)     The exhibits listed in Item 15(a)(3) are incorporated by reference or attached hereto.
(c)     Response to this item is the same as the response to Item 15(a)(2).
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCWEST CORPORATION
(Registrant)

	By:	/s/ Douglas C. Grigsby

Douglas C. Grigsby Executive Vice President, Chief Financial Officer and Treasurer

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Frank Bonetto	Executive Vice President	March 29, 2006
Frank Bonetto	& Director	Date

/s/Francois Dambrine	Director	March 29, 2006
Francois Dambrine		Date

/s/ Gérard Denot	Vice Chairman	March 29, 2006
Gérard Denot	& Director	Date

/s/ W. Allen Doane	Director	March 29, 2006

W. Allen Doane		Date

/s/ Walter A. Dods, Jr.	Chairman	March 29, 2006
Walter A. Dods, Jr.	& Director	Date

/s/Robert A. Fuhrman	Director	March 29, 2006

Robert A. Fuhrman		Date

/s/Paul Mullin Ganley	Director	March 29, 2006

Paul Mullin Ganley		Date

/s/ John A. Hoag	Director	March 29, 2006

John A. Hoag		Date

/s/ Donald G. Horner	Executive Vice President	March 29, 2006
Donald G. Horner	& Director	Date

/s/ Bert T. Kobayashi, Jr.	Director	March 29, 2006

Bert T. Kobayashi, Jr.		Date

*	Director	March 29, 2006

A. Ewan Macdonald		Date

*	Director	March 29, 2006

Pierre Mariani		Date

/s/ Don J. McGrath	President,	March 29, 2006
Don J. McGrath	Chief Executive Officer & Director	Date

/s/ Rodney R. Peck	Director	March 29, 2006

Rodney R. Peck		Date

/s/ Edouard A. Sautter	Director	March 29, 2006

Edouard A. Sautter		Date

/s/ Eric K. Shinseki	Director	March 29, 2006

Eric K. Shinseki		Date

/s/ John K. Tsui	Director	March 29, 2006

John K. Tsui		Date

/s/ Jacques Henri Wahl	Director	March 29, 2006

Jacques Henri Wahl		Date

/s/ Douglas C. Grigsby	Executive Vice President,	March 29, 2006
Douglas C. Grigsby	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	Date
*  Signature not available