Form 10-Q
period 2016-06-30
FIRST HAWAIIAN, INC.
filed 2016-09-09
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number  001-14585

FIRST HAWAIIAN, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	99-0156159
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

999 Bishop Street, 29th Floor Honolulu, HI	96813
(Address of Principal Executive Offices)	(Zip Code)

(808) 525-7000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 139,536,657 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of September 9, 2016.

FIRST HAWAIIAN, INC.

FORM 10-Q

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2016	2015	2016	2015
Interest income
Loans and lease financing	$105,701	$104,526	$210,058	$203,360
Available-for-sale securities	19,453	18,718	36,012	37,316
Other	1,907	1,184	4,803	1,959
Total interest income	127,061	124,428	250,873	242,635
Interest expense
Deposits	6,541	5,422	12,970	10,966
Short-term borrowings and long-term debt	93	64	164	116
Total interest expense	6,634	5,486	13,134	11,082
Net interest income	120,427	118,942	237,739	231,553
Provision for loan and lease losses	1,900	2,250	2,600	4,850
Net interest income after provision for loan and lease losses	118,527	116,692	235,139	226,703
Noninterest income
Service charges on deposit accounts	9,395	9,992	19,184	20,215
Credit and debit card fees	13,810	13,946	27,629	27,775
Other service charges and fees	8,914	10,081	18,141	19,735
Trust and investment services income	7,323	7,496	14,728	15,238
Bank-owned life insurance	3,792	2,344	6,148	5,399
Investment securities gains, net	3	5,859	25,731	10,862
Other	3,134	2,397	8,329	8,489
Total noninterest income	46,371	52,115	119,890	107,713
Noninterest expense
Salaries and employee benefits	41,955	42,068	86,656	84,294
Contracted services and professional fees	9,939	10,902	22,694	21,232
Occupancy	4,809	5,465	10,121	10,249
Equipment	4,116	3,635	7,943	7,101
Regulatory assessment and fees	2,846	2,387	5,323	4,720
Advertising and marketing	1,425	1,490	3,049	2,829
Card rewards program	2,729	4,831	6,231	8,411
Other	10,654	10,437	21,520	21,094
Total noninterest expense	78,473	81,215	163,537	159,930
Income before provision for income taxes	86,425	87,592	191,492	174,486
Provision for income taxes	31,565	33,034	71,101	65,806
Net income	$54,860	$54,558	$120,391	$108,680
Basic earnings per share	$0.39	$0.39	$0.86	$0.78
Diluted earnings per share	$0.39	$0.39	$0.86	$0.78
Basic and diluted weighted-average outstanding shares	139,459,620	139,459,620	139,459,620	139,459,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$54,860	$54,558	$120,391	$108,680
Other comprehensive income (loss), net of tax:
Net change in pension and other benefits	(46)	—	(46)	—
Net unrealized gains (losses) on available-for-sale securities	13,067	(10,396)	46,455	6,204
Net unrealized gains (losses) on cash flow derivative hedges	125	499	(377)	(114)
Other comprehensive income (loss)	13,146	(9,897)	46,032	6,090
Total comprehensive income	$68,006	$44,661	$166,423	$114,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2016	2015
Assets
Cash and due from banks	$356,148	$300,096
Interest-bearing deposits in other banks	975,866	2,350,099
Investment securities	4,601,267	4,027,265
Loans and leases	11,187,695	10,722,030
Less: allowance for loan and lease losses	136,360	135,484
Net loans and leases	11,051,335	10,586,546

Premises and equipment, net	303,715	305,104
Other real estate owned and repossessed personal property	205	154
Accrued interest receivable	35,734	34,215
Bank-owned life insurance	429,673	424,545
Goodwill	995,492	995,492
Other intangible assets	19,064	21,435
Other assets	284,094	307,730
Total assets	$19,052,593	$19,352,681
Liabilities and Stockholder's Equity
Deposits:
Interest-bearing	$10,620,377	$10,730,095
Noninterest-bearing	5,501,727	5,331,829
Total deposits	16,122,104	16,061,924
Short-term borrowings	34,951	216,151
Long-term debt	48	48
Retirement benefits payable	137,982	133,910
Other liabilities	256,500	203,707
Total liabilities	16,551,585	16,615,740

Commitments and contingent liabilities (Note 12)

Stockholder's equity
Net investment	—	2,788,200
Common stock ($0.01 par value; authorized 300,000,000 shares; issued and outstanding 139,459,620 shares as of June 30, 2016)	1,395	—
Additional paid-in capital	2,479,980	—
Retained earnings	24,860	—
Accumulated other comprehensive loss, net	(5,227)	(51,259)
Total stockholder's equity	2,501,008	2,736,941
Total liabilities and stockholder's equity	$19,052,593	$19,352,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Net	Common	Paid-In	Retained	Comprehensive
(dollars in thousands)	Investment	Stock	Capital	Earnings	Loss	Total

Balance as of December 31, 2015	$2,788,200	$—	$—	$—	$(51,259)	$2,736,941

Net income prior to reorganization on April 1, 2016	65,531	—	—	—	—	65,531
Distributions prior to reorganization on April 1, 2016	(363,624)	—	—	—	—	(363,624)
Recapitalization of First Hawaiian, Inc.	(2,490,107)	1,395	2,488,712	—	—	—
Net income	—	—	—	54,860	—	54,860
Cash dividends declared ($0.22 per share)	—	—	—	(30,000)	—	(30,000)
Contributions	—	—	61,992	—	—	61,992
Distributions	—	—	(70,724)	—	—	(70,724)
Other comprehensive income, net of tax	—	—	—	—	46,032	46,032
Balance as of June 30, 2016	$—	$1,395	$2,479,980	$24,860	$(5,227)	$2,501,008

Balance as of December 31, 2014	$2,726,497	$—	$—	$—	$(51,457)	$2,675,040

Net income	108,680	—	—	—	—	108,680
Distributions	(74,929)	—	—	—	—	(74,929)
Contributions	649	—	—	—	—	649
Other comprehensive income, net of tax	—	—	—	—	6,090	6,090
Balance as of June 30, 2015	$2,760,897	$—	$—	$—	$(45,367)	$2,715,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$120,391	$108,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,600	4,850
Depreciation, amortization, and accretion, net	24,495	15,257
Deferred income taxes	6,662	(10,267)
Other gains, net	(25)	(849)
Originations of loans held for sale	—	(108,074)
Proceeds from sales of loans held for sale	—	106,020
Net gains on sales of loans held for sale	—	(2,107)
Net gains on investment securities	(25,731)	(10,862)
Change in assets and liabilities:
Net decrease (increase) in other assets	14,157	(55,769)
Net decrease in other liabilities	(2,711)	(27,007)
Net cash provided by operating activities	139,838	19,872
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	551,595	673,725
Proceeds from sales	534,107	1,210,862
Purchases	(1,554,942)	(1,794,137)
Other investments:
Proceeds from sales	11,801	24,310
Purchases	(11,832)	(14,139)
Net increase in loans and leases resulting from originations and principal repayments	(466,843)	(247,206)
Proceeds from bank owned life insurance	1,021	—
Purchases of premises, equipment, and software	(8,565)	(10,190)
Proceeds from sales of premises and equipment	50	13
Proceeds from sales of other real estate owned	167	5,186
Other	66	70
Net cash used in investing activities	(943,375)	(151,506)
Cash flows from financing activities
Net increase in deposits	60,180	483,697
Net (decrease) increase in short-term borrowings	(181,200)	58,299
Dividends paid	(30,000)	—
Distributions paid	(363,624)	(74,499)
Net cash (used in) provided by financing activities	(514,644)	467,497
Net (decrease) increase in cash and cash equivalents	(1,318,181)	335,863
Cash and cash equivalents at beginning of period	2,650,195	1,261,453
Cash and cash equivalents at end of period	$1,332,014	$1,597,316

Supplemental disclosures
Interest paid	$12,663	$11,089
Income taxes paid, net of income tax refunds	104,792	126,201
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	202	1,927
Transfers from loans held for sale to loans and leases	—	2,158
Derivative liability entered into in connection with sale of investment securities	8,828	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHI is a majority-owned, indirect subsidiary of BNP Paribas (“BNPP”), a financial institution based in France.

Reorganization Transactions

In connection with the Company’s initial public offering in August 2016, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. In order to effect the initial public offering, a series of reorganization transactions (the “Reorganization Transactions”) occurred on April 1, 2016, in which the Company, which was then known as BancWest Corporation (“BancWest”), contributed its subsidiary, Bank of the West (“BOW”), to BNPP. In connection with the Reorganization Transactions, BancWest formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in BOW, as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. After the Reorganization Transactions were consummated on April 1, 2016, the continuing business of BancWest consisted of its investment in FHB and the financial operations, assets, and liabilities of BancWest related to FHB. BancWest also amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining the only direct wholly-owned subsidiary of FHI.

On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, FHI became an indirect subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, BNPP effected the sale of all shares of FHI to a direct subsidiary of BNP Paribas USA, BancWest Corporation (“BWC”).

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, FHI completed its initial public offering of 24,250,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share. The Company did not receive any of the proceeds from the sale of the shares by BWC. Upon closing of the initial public offering, BNPP beneficially owned approximately 83% of the Company’s common stock.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as FHI) related to FHB (and not BOW) have been combined with FHB and are presented on a basis of accounting that reflects a change in reporting entity as if FHI were a separate stand-alone entity for all periods presented. The unaudited interim consolidated financial statements include allocations of certain Company assets as agreed to by the parties and also certain expenses amounting to approximately $5.8 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively, specifically applicable to the operations of BancWest (now known as FHI) related to FHB through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in FHI’s unaudited interim consolidated financial statements represent those directly related to BWHI and have not been included in the unaudited interim consolidated financial statements of FHI. These allocated expenses, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of the Company if it had operated as a stand-alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of the Company’s future results of operations and financial condition.

Upon completion of the Reorganization Transactions on April 1, 2016, the unaudited interim consolidated financial statements of the Company reflected the results of operations, financial position and cash flows of FHI and its wholly-owned subsidiary, FHB. All intercompany account balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited combined financial statements and accompanying notes as of December 31, 2015 and 2014 included in the Company’s Prospectus dated August 3, 2016 and filed with the U.S. Securities and Exchange Commission in accordance with Rule 424(b)(4) of the Securities Act of 1933. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reporting for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) have been issued by the Financial Accounting Standards Board (“FASB”) and are applicable to the Company in 2016 or in future periods.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for award forfeitures, and classification on the Consolidated Statements of Cash Flows. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with earlier adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” on a financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The update also requires new disclosure for financial assets measured at amortized cost, loans and available-for-sale debt securities. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The Company is currently evaluating the impact this guidance, including the method of implementation, will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with earlier adoption permitted. The Company does not believe this guidance will have a material impact on the consolidated financial statements.

2. Investment Securities

As of June 30, 2016 and December 31, 2015, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and non-government securities – includes U.S. Treasury notes and other non-government debt securities.

Mortgage and asset-backed securities – includes securities backed by notes or receivables secured by either mortgage or prime auto assets with cash flows based on actual or scheduled payments.

Collateralized mortgage obligations – includes securities backed by a pool of mortgages with cash flows distributed based on certain rules rather than pass through payments.

As of June 30, 2016 and December 31, 2015, all of the Company’s investment securities were classified as debt securities and available for sale. Amortized cost and fair value of securities as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—	$502,126	$—	$(2,150)	$499,976
Non-government securities	159,141	267	—	159,408	96,132	16	(324)	95,824
Government agency mortgage-backed securities	191,016	1,162	—	192,178	56,490	—	(508)	55,982
Government-sponsored enterprises mortgage-backed securities	8,993	522	—	9,515	10,185	560	—	10,745
Non-government mortgage-backed securities	—	—	—	—	—	157	—	157
Non-government asset-backed securities	36,105	—	(16)	36,089	95,453	—	(143)	95,310
Collateralized mortgage obligations:
Government agency	3,104,344	33,115	(3,158)	3,134,301	2,261,526	1,984	(23,576)	2,239,934
Government-sponsored enterprises	1,066,382	8,762	(5,368)	1,069,776	1,046,854	724	(18,241)	1,029,337
Total available-for-sale securities	$4,565,981	$43,828	$(8,542)	$4,601,267	$4,068,766	$3,441	$(44,942)	$4,027,265

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 38 and 120 individual securities in each category have been in a continuous loss position as of June 30, 2016 and December 31, 2015, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Non-government asset-backed securities	$(13)	30,996	$(3)	$5,093	$(16)	$36,089
Collateralized mortgage obligations:
Government agency	(460)	137,915	(2,698)	246,933	(3,158)	384,848
Government-sponsored enterprises	(18)	37,357	(5,350)	332,101	(5,368)	369,458
Total available-for-sale securities with unrealized losses	$(491)	$206,268	$(8,051)	$584,127	$(8,542)	$790,395

	Time in Continuous Loss as of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(2,150)	$499,976	$—	$—	$(2,150)	$499,976
Non-government securities	(324)	70,808	—	—	(324)	70,808
Government agency mortgage-backed securities	(508)	55,982	—	—	(508)	55,982
Non-government asset-backed securities	(143)	95,310	—	—	(143)	95,310
Collateralized mortgage obligations:
Government agency	(11,423)	1,428,423	(12,153)	354,335	(23,576)	1,782,758
Government-sponsored enterprises	(3,132)	532,122	(15,109)	354,987	(18,241)	887,109
Total available-for-sale securities with unrealized losses	$(17,680)	$2,682,621	$(27,262)	$709,322	$(44,942)	$3,391,943

Visa Class B Restricted Shares

In 2008, the Company received 394,000 Visa Class B restricted shares as part of Visa’s initial public offering. Visa Class B restricted shares are not currently convertible to publicly traded Visa Class A common shares, and only transferable in limited circumstances, until the settlement of a certain litigation which is indemnified by Visa members, including the Company. As there are existing transfer restrictions and the outcome of the aforementioned litigation is uncertain, these shares were included in the Consolidated Balance Sheets at their historical cost of $0.

During the six months ended June 30, 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. See “Note 11. Derivative Financial Instruments” for more information.

The Company held approximately 120,000 Visa Class B shares as of June 30, 2016 and 394,000 Visa Class B shares as of December 31, 2015. These shares continued to be carried at $0 cost basis during each of the respective periods.

Proceeds from calls and sales of available-for-sale securities totaled $50.0 million and nil, respectively, for the three months ended June 30, 2016, and $75.0 million and $505.0 million, respectively, for the six months ended June 30, 2016. Proceeds from calls and sales of available-for-sale securities totaled nil and $703.1 million, respectively, for the three months ended June 30, 2015, and nil and $1.2 billion, respectively, for the six months ended June 30, 2015. Including the 2016 sale of Visa Class B restricted shares described above, the Company recorded gross realized gains of nil and $25.8 million for the three and six months ended June 30, 2016 and $5.9 million and $10.9 million for the three and six months ended June 30, 2015, respectively. The Company recorded gross realized losses of $0.1 million for the six months ended June 30, 2016. There were no gross realized losses for the three months ended June 30, 2016 and for the three and six months ended June 30, 2015. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil and $10.2 million for the three and six months ended June 30, 2016, respectively, and $2.3 million and $4.3 million for the three and six months ended June 30, 2015, respectively.

Interest income from taxable investment securities was $19.5 million and $18.7 million for the three months ended June 30, 2016 and 2015, respectively, and $36.0 million and $37.3 million for the six months ended June 30, 2016 and 2015, respectively. The Company did not own any non-taxable investment securities during any of the three and six months ended June 30, 2016 and 2015.

The amortized cost and fair value of non-government securities as of June 30, 2016, by contractual maturity, are shown below. Mortgage-backed securities, asset-backed securities, and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2016
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$21,141	$21,150
Due after one year through five years	50,000	50,067
Due after five years through ten years	88,000	88,191
	159,141	159,408

Government agency mortgage-backed securities	191,016	192,178
Government-sponsored enterprises mortgage-backed securities	8,993	9,515
Non-government asset-backed securities	36,105	36,089
Collateralized mortgage obligations:
Government agency	3,104,344	3,134,301
Government-sponsored enterprises	1,066,382	1,069,776
Total mortgage- and asset-backed securities	4,406,840	4,441,859
Total available-for-sale securities	$4,565,981	$4,601,267

At June 30, 2016, pledged securities totaled $2.5 billion, of which $2.3 billion was pledged to secure public deposits and repurchase agreements, and $209.6 million was pledged to secure other financial transactions. At December 31, 2015, pledged securities totaled $3.1 billion, of which $2.9 billion was pledged to secure public deposits and repurchase agreements, and $206.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholder’s equity as of June 30, 2016 and December 31, 2015.

Other-Than-Temporary Impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are other than temporary. Investment securities are evaluated for OTTI on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether the decline in fair value below amortized cost is other than temporary.

The term other than temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At June 30, 2016 and December 31, 2015, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of June 30, 2016 and December 31, 2015, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the three or six months ended June 30, 2016 and for the year ended December 31, 2015.

3. Loans and Leases

As of June 30, 2016 and December 31, 2015, loans and leases were comprised of the following:

(dollars in thousands)	2016	2015
Commercial and industrial	$3,288,503	$3,057,455
Real estate:
Commercial	2,181,732	2,164,448
Construction	424,743	367,460
Residential	3,654,525	3,532,427
Total real estate	6,261,000	6,064,335
Consumer	1,452,088	1,401,561
Lease financing	186,104	198,679
Total loans and leases	$11,187,695	$10,722,030

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $18.1 million and $17.2 million at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, residential real estate loans totaling $2.0 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $895.2 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $7.6 million at June 30, 2016. As of December 31, 2015, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $814.2 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $11.3 million at December 31, 2015.

In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Company for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, but may include accounts receivable, inventory, land, buildings, equipment, income-producing commercial properties and residential real estate. The Company applies the same collateral policy for loans whether they are funded immediately or on a delayed basis. The loan and lease portfolio is principally located in Hawaii and, to a lesser extent, in Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of the state or territories, which affects property values, and the financial strength and creditworthiness of the borrowers.

At June 30, 2016 and December 31, 2015, remaining loan and lease commitments were comprised of the following:

(dollars in thousands)	2016	2015
Commercial and industrial	$2,217,331	$2,262,712
Real estate:
Commercial	54,353	46,812
Construction	499,084	480,926
Residential	952,102	953,984
Total real estate	1,505,539	1,481,722
Consumer	1,461,835	1,448,336
Lease financing	—	104
Total loan and lease commitments	$5,184,705	$5,192,874

4. Allowance for Loan and Lease Losses

The Company must maintain an allowance for loan and lease losses (the “Allowance”) that is adequate to absorb estimated probable credit losses associated with its loan and lease portfolio. The Allowance consists of an allocated portion, which covers estimated credit losses for specifically identified loans and pools of loans and leases, and an unallocated portion.

Segmentation

Management has identified three primary portfolio segments in estimating the Allowance: commercial lending, residential real estate lending and consumer lending. Commercial lending is further segmented into four distinct portfolios based on characteristics relating to the borrower, transaction, and collateral. These portfolio segments are: commercial and industrial, commercial real estate, construction, and lease financing. Residential real estate is not further segmented, but consists of single-family residential mortgages, real estate secured installment loans and home equity lines of credit. Consumer lending is not further segmented, but consists primarily of automobile loans, credit cards, and other installment loans. Management has developed a methodology for each segment taking into consideration portfolio segment-specific factors such as product type, loan portfolio characteristics, management information systems, and other risk factors.

Specific Allocation

Commercial

A specific allocation is determined for individually impaired commercial loans. A loan is considered impaired when it is probable that the Company will be unable to collect the full amount of principal and interest according to the contractual terms of the loan agreement.

Management identifies material impaired loans based on their size in relation to the Company’s total loan and lease portfolio. Each impaired loan equal to or exceeding a specified threshold requires an analysis to determine the appropriate level of reserve for that specific loan. Impaired loans below the specified threshold are treated as a pool, with specific allocations established based on qualitative factors such as asset quality trends, risk identification, lending policies, portfolio growth, and portfolio concentrations.

Residential

A specific allocation is determined for residential real estate loans based on delinquency status. In addition, each impaired loan equal to or exceeding a specified threshold requires analysis to determine the appropriate level of reserve for that specific loan, generally based on the value of the underlying collateral less estimated costs to sell. The specific allocation will be zero for impaired loans in which the value of the underlying collateral, less estimated costs to sell, exceeds the unpaid principal balance of the loan.

Consumer

A specific allocation is determined for the consumer loan portfolio using delinquency-based formula allocations. The Company uses a formula approach in determining the consumer loan specific allocation and recognizes the statistical validity of measuring losses predicated on past due status.

Pooled Allocation

Commercial

Pooled allocation for pass, special mention, substandard, and doubtful grade commercial loans and leases that share common risk characteristics and properties is determined using a historical loss rate analysis and qualitative factor considerations. Loan grade categories are discussed under “Credit Quality”.

Residential and Consumer

Pooled allocation for non-delinquent consumer and residential real estate loans is determined using a historical loss rate analysis and qualitative factor considerations.

Qualitative Adjustments

Qualitative adjustments to historical loss rates or other static sources may be necessary since these rates may not be an accurate indicator of losses inherent in the current portfolio. To estimate the level of adjustments, management considers factors including global, national and local economic conditions; levels and trends in problem loans; the effect of credit concentrations; collateral value trends; changes in risk due to changes in lending policies and practices; management expertise; industry and regulatory trends; and volume of loans.

Unallocated Allowance

The Company’s Allowance incorporates an unallocated portion to cover risk factors and events that may have occurred as of the evaluation date that have not been reflected in the risk measures utilized due to inherent limitations in the precision of the estimation process. These risk factors, in addition to past and current events based on facts at the unaudited consolidated balance sheet date and realistic courses of action that management expects to take, are assessed in determining the level of unallocated allowance.

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended June 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$35,027	$18,504	$4,514	$807	$45,638	$27,923	$4,741	$137,154
Charge-offs	(52)	—	—	—	(456)	(4,295)	—	(4,803)
Recoveries	19	47	—	1	460	1,582	—	2,109
Increase (decrease) in Provision	798	(291)	122	(28)	810	3,176	(2,687)	1,900
Balance at end of period	$35,792	$18,260	$4,636	$780	$46,452	$28,386	$2,054	$136,360

	Six Months Ended June 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(138)	—	—	—	(528)	(8,501)	—	(9,167)
Recoveries	222	3,246	—	1	766	3,208	—	7,443
Increase (decrease) in Provision	1,683	(3,475)	843	(109)	115	5,294	(1,751)	2,600
Balance at end of period	$35,792	$18,260	$4,636	$780	$46,452	$28,386	$2,054	$136,360

	Three Months Ended June 30, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$32,228	$16,508	$3,654	$1,010	$45,271	$26,632	$10,395	$135,698
Charge-offs	(304)	—	—	—	(4)	(4,685)	—	(4,993)
Recoveries	535	52	—	1	1,070	1,725	—	3,383
Increase (decrease) in Provision	455	(862)	(28)	(3)	(651)	3,168	171	2,250
Balance at end of period	$32,914	$15,698	$3,626	$1,008	$45,686	$26,840	$10,566	$136,338

	Six Months Ended June 30, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$31,835	$16,320	$4,725	$1,089	$44,858	$27,041	$8,931	$134,799
Charge-offs	(304)	—	—	—	(77)	(8,610)	—	(8,991)
Recoveries	706	240	—	1	1,490	3,243	—	5,680
Increase (decrease) in Provision	677	(862)	(1,099)	(82)	(585)	5,166	1,635	4,850
Balance at end of period	$32,914	$15,698	$3,626	$1,008	$45,686	$26,840	$10,566	$136,338

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$109	$—	$—	$—	$581	$—	$—	$690
Collectively evaluated for impairment	35,683	18,260	4,636	780	45,871	28,386	2,054	135,670
Balance at end of period	$35,792	$18,260	$4,636	$780	$46,452	$28,386	$2,054	$136,360
Loans and leases:
Individually evaluated for impairment	$30,574	$11,158	$—	$173	$22,123	$—	$—	$64,028
Collectively evaluated for impairment	3,257,929	2,170,574	424,743	185,931	3,632,402	1,452,088	—	11,123,667
Balance at end of period	$3,288,503	$2,181,732	$424,743	$186,104	$3,654,525	$1,452,088	$—	$11,187,695

	December 31, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$—	$—	$—	$592	$—	$—	$592
Collectively evaluated for impairment	34,025	18,489	3,793	888	45,507	28,385	3,805	134,892
Balance at end of period	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Loans and leases:
Individually evaluated for impairment	$15,845	$5,787	$—	$181	$22,334	$—	$—	$44,147
Collectively evaluated for impairment	3,041,610	2,158,661	367,460	198,498	3,510,093	1,401,561	—	10,677,883
Balance at end of period	$3,057,455	$2,164,448	$367,460	$198,679	$3,532,427	$1,401,561	$—	$10,722,030

Credit Quality

The Company performs an internal loan review and grading on an ongoing basis. The review provides management with periodic information as to the quality of the loan portfolio and effectiveness of its lending policies and procedures. The objective of the loan review and grading procedures is to identify, in a timely manner, existing or emerging credit quality problems so that appropriate steps can be initiated to avoid or minimize future losses.

Loans subject to grading include: commercial and industrial loans, commercial and standby letters of credit, installment loans to businesses or individuals for business and commercial purposes, commercial real estate loans, overdraft lines of credit, commercial credit cards, and other credits as may be determined. Loans which are not subject to grading include loans that are 100% sold with no recourse to the Company, consumer installment loans, indirect automobile loans, consumer credit cards, business credit cards, home equity lines of credit and residential mortgage loans.

Residential and consumer loans are underwritten primarily on the basis of credit bureau scores, debt-service-to-income ratios, and collateral quality and loan to value ratios.

A credit risk rating system is used to determine loan grade and is based on borrower credit risk and transactional risk. The loan grading process is a mechanism used to determine the risk of a particular borrower and is based on the following eight factors of a borrower: character, earnings and operating cash flow, asset and liability structure, debt capacity, financial reporting, management and controls, borrowing entity, and industry and operating environment.

Pass – “Pass” (uncriticized loans) and leases, are not considered to carry greater than normal risk. The borrower has the apparent ability to satisfy obligations to the Company, and therefore no loss in ultimate collection is anticipated.

Special Mention – Loans and leases that have potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for assets or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – Loans and leases that are inadequately protected by the current financial condition and paying capacity of the obligor or by any collateral pledged. Loans and leases so classified must have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the distinct possibility that the bank may sustain some loss if the deficiencies are not corrected.

Doubtful – Loans and leases that have weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – Loans and leases classified as loss are considered uncollectible and of such little value that their continuance as an asset is not warranted. This classification does not mean that the loan or lease has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The credit risk profiles by internally assigned grade for loans and leases as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,226,306	$2,138,445	$422,277	$185,922	$5,972,950
Special mention	39,701	24,266	1,049	9	65,025
Substandard	18,898	19,021	1,417	—	39,336
Doubtful	3,598	—	—	173	3,771
Total	$3,288,503	$2,181,732	$424,743	$186,104	$6,081,082

	December 31, 2015
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,995,180	$2,119,933	$366,695	$198,296	$5,680,104
Special mention	46,097	24,695	765	28	71,585
Substandard	12,220	19,682	—	174	32,076
Doubtful	3,958	138	—	181	4,277
Total	$3,057,455	$2,164,448	$367,460	$198,679	$5,788,042

There were no loans and leases graded as Loss as of June 30, 2016 and December 31, 2015.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,636,780	$237,534	$856,212	$339,326	$5,069,852
Nonperforming and delinquent	17,745	3,558	12,137	3,321	36,761
Total	$3,654,525	$241,092	$868,349	$342,647	$5,106,613

	December 31, 2015
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,507,756	$236,207	$794,692	$350,962	$4,889,617
Nonperforming and delinquent	24,671	2,691	13,265	3,744	44,371
Total	$3,532,427	$238,898	$807,957	$354,706	$4,933,988

Impaired and Nonaccrual Loans and Leases

The Company evaluates certain loans and leases individually for impairment. A loan or lease is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease. An allowance for impaired commercial loans, including commercial real estate and construction loans, is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. An allowance for impaired residential loans is measured based on the estimated fair value of the collateral, less any selling costs. Management exercises significant judgment in developing these estimates.

The Company generally places a loan on nonaccrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection.

It is the Company’s policy to charge off a loan when the facts indicate that the loan is considered uncollectible.

The aging analyses of past due loans and leases as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$—	$—	$—	$—	$3,284,905	$3,284,905	$3,598	$3,288,503
Commercial real estate	576	—	—	576	2,181,156	2,181,732	—	2,181,732
Construction	—	—	—	—	424,419	424,419	324	424,743
Lease financing	—	—	—	—	185,931	185,931	173	186,104
Residential	6,008	1,172	1,334	8,514	3,636,780	3,645,294	9,231	3,654,525
Consumer	14,513	2,935	1,568	19,016	1,433,072	1,452,088	—	1,452,088
Total	$21,097	$4,107	$2,902	$28,106	$11,146,263	$11,174,369	$13,326	$11,187,695

	December 31, 2015
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$198	$72	$2,496	$2,766	$3,050,731	$3,053,497	$3,958	$3,057,455
Commercial real estate	—	190	161	351	2,163,959	2,164,310	138	2,164,448
Construction	—	—	—	—	367,460	367,460	—	367,460
Lease financing	41	—	174	215	198,283	198,498	181	198,679
Residential	10,143	1,447	737	12,327	3,507,756	3,520,083	12,344	3,532,427
Consumer	15,191	3,056	1,454	19,701	1,381,860	1,401,561	—	1,401,561
Total	$25,573	$4,765	$5,022	$35,360	$10,670,049	$10,705,409	$16,621	$10,722,030

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$28,790	$29,383	$—
Commercial real estate	11,158	11,158	—
Lease financing	173	173	—
Residential	13,282	14,691	—
Total	$53,403	$55,405	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$1,784	$2,175	$109
Residential	8,841	8,894	581
Total	$10,625	$11,069	$690
Total impaired loans:
Commercial and industrial	$30,574	$31,558	$109
Commercial real estate	11,158	11,158	—
Lease financing	173	173	—
Residential	22,123	23,585	581
Total	$64,028	$66,474	$690

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$15,845	$16,516	$—
Commercial real estate	5,787	5,853	—
Lease financing	181	181	—
Residential	15,247	16,692	—
Total	$37,060	$39,242	$—
Impaired loans with a related allowance recorded:
Residential	$7,087	$7,140	$592
Total	$7,087	$7,140	$592
Total impaired loans:
Commercial and industrial	$15,845	$16,516	$—
Commercial real estate	5,787	5,853	—
Lease financing	181	181	—
Residential	22,334	23,832	592
Total	$44,147	$46,382	$592

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$30,443	$338	$25,577	$651
Commercial real estate	8,397	140	7,527	284
Construction	283	—	188	8
Lease financing	176	—	177	—
Residential	13,626	104	14,166	235
Total	$52,925	$582	$47,635	$1,178
Impaired loans with a related allowance recorded:
Commercial and industrial	$892	$—	$595	$—
Residential	8,857	85	8,267	176
Total	$9,749	$85	$8,862	$176
Total impaired loans:
Commercial and industrial	$31,335	$338	$26,172	$651
Commercial real estate	8,397	140	7,527	284
Construction	283	—	188	8
Lease financing	176	—	177	—
Residential	22,483	189	22,433	411
Total	$62,674	$667	$56,497	$1,354

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$16,105	$143	$15,667	$288
Commercial real estate	4,407	189	4,606	212
Construction	4,395	38	4,456	76
Lease financing	187	—	187	—
Residential	18,322	76	19,552	178
Total	$43,416	$446	$44,468	$754
Impaired loans with a related allowance recorded:
Commercial and industrial	$918	$9	$1,236	$18
Commercial real estate	1,400	21	1,400	42
Residential	6,604	69	7,527	127
Total	$8,922	$99	$10,163	$187
Total impaired loans:
Commercial and industrial	$17,023	$152	$16,903	$306
Commercial real estate	5,807	210	6,006	254
Construction	4,395	38	4,456	76
Lease financing	187	—	187	—
Residential	24,926	145	27,079	305
Total	$52,338	$545	$54,631	$941

Modifications

Commercial and industrial loans modified in a troubled debt restructuring (“TDR”) often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Lease financing modifications generally involve a short-term forbearance period, usually about three months, after which the missed payments are added to the end of the lease term, thereby extending the maturity date. Interest continues to accrue on the missed payments and as a result, the effective yield on the lease remains unchanged. As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR. Residential real estate loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment is applied to principal. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Generally, consumer loans are not classified as a TDR as they are normally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type.

Loans modified in a TDR are typically already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. Loans modified in a TDR will have to be evaluated for impairment. As a result, this may have a financial effect of increasing the specific Allowance associated with the loan. An Allowance for impaired commercial loans, including commercial real estate and construction loans, that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. An Allowance for impaired residential loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs. Management exercises significant judgment in developing these estimates.

The following presents, by class, information related to loans modified in a TDR during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
	June 30, 2016				June 30, 2016
		Unpaid	Unpaid			Unpaid	Unpaid
	Number	Principal	Principal		Number	Principal	Principal
	of	Pre-	Post-	Related	of	Pre-	Post-	Related
(dollars in thousands)	Contracts	Modification	Modification	Allowance	Contracts	Modification	Modification	Allowance
Commercial and industrial	2	$7,857	$7,857	$—	4	$16,353	$16,353	$—
Commercial real estate	2	5,538	5,538	—	2	5,538	5,538	—
Residential	2	1,195	1,195	—	8	3,589	3,589	63
Total	6	$14,590	$14,590	$—	14	$25,480	$25,480	$63

	Three Months Ended				Six Months Ended
	June 30, 2015				June 30, 2015
		Unpaid	Unpaid			Unpaid	Unpaid
	Number	Principal	Principal		Number	Principal	Principal
	of	Pre-	Post-	Related	of	Pre-	Post-	Related
(dollars in thousands)	Contracts	Modification	Modification	Allowance	Contracts	Modification	Modification	Allowance
Commercial real estate	1	$2,755	$2,755	$—	1	$2,755	$2,755	$—
Residential	1	621	621	—	3	1,422	1,422	31
Total	2	$3,376	$3,376	$—	4	$4,177	$4,177	$31

The above loans were modified in a TDR through temporary interest-only payments or reduced payments.

The Company had total remaining loan and lease commitments including standby letters of credit of $5.2 billion as of both June 30, 2016 and December 31, 2015. Of the $5.2 billion at June 30, 2016, there were commitments of $6.4 million related to borrowers who had loan terms modified in a TDR. Of the $5.2 billion at December 31, 2015, there were no commitments to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial and industrial (1)	—	$—	1	$2,496
Total	—	$—	1	$2,496

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial and industrial (1)	1	$2,755	1	$2,755
Residential (2)	1	250	1	250
Total	2	$3,005	2	$3,005

(1)    For the six months ended June 30, 2016, the commercial and industrial loan that subsequently defaulted was refinanced. For the three and six months ended June 30, 2015, the commercial and industrial loan that subsequently defaulted was refinanced.

(2)    For the three and six months ended June 30, 2015, the residential real estate loans that subsequently defaulted were modified by reducing the interest rate.

5. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest as of June 30, 2016 and December 31, 2015 included pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity, automated clearing house (“ACH”) transactions, and interest rate swaps.

For repurchase agreements and public deposits, the Company enters into trilateral agreements with the entity and safekeeper to pledge investment securities as collateral in the event of default. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans and investment securities as collateral to secure borrowing capacity. For ACH transactions, the Company enters into bilateral agreements to collateralize possible daylight overdrafts. For interest rate swaps, the Company enters into bilateral agreements to pledge collateral when either party is in a negative market position to mitigate counterparty risk. No counterparties have the right to re-pledge the collateral.

The carrying amounts of the assets pledged as collateral as of June 30, 2016 and December 31, 2015 were:

(dollars in thousands)	2016	2015
Public deposits	$2,294,077	$2,704,686
Federal Home Loan Bank	1,972,020	2,537,665
Federal Reserve Bank	895,211	814,177
Repurchase agreements	39,082	237,699
ACH transactions	151,118	151,330
Interest rate swaps	65,268	29,436
Total	$5,416,776	$6,474,993

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of June 30, 2016 and December 31, 2015. In addition, no debt was extinguished by in-substance defeasance.

A disaggregation of the gross amount of recognized liabilities for repurchase agreements by the class of collateral pledged as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Collateralized mortgage obligations:
Government agency	$—	$30,000	$2,000	$32,000
Government-sponsored enterprises	—	—	2,951	2,951
Gross amount of recognized liabilities for repurchase agreements in Note 7	$—	$30,000	$4,951	$34,951

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Non-government asset-backed securities	$92	$92	$—	$184
Collateralized mortgage obligations:
Government agency	768	—	170,669	171,437
Government-sponsored enterprises	5,340	4,908	34,282	44,530
Gross amount of recognized liabilities for repurchase agreements in Note 7	$6,200	$5,000	$204,951	$216,151

6. Deposits

As of June 30, 2016 and December 31, 2015, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
U.S.:
Interest-bearing	$9,972,472	$10,111,319
Noninterest-bearing	4,926,879	4,801,370
Foreign:
Interest-bearing	647,905	618,776
Noninterest-bearing	574,848	530,459
Total deposits	$16,122,104	$16,061,924

The following table presents the maturity distribution of time certificates of deposits as of June 30, 2016:

	$250,000	Under
(dollars in thousands)	or More	$250,000	Total
Three months or less	$1,388,351	$225,039	$1,613,390
Over three through six months	620,086	239,014	859,100
Over six through twelve months	344,017	344,578	688,595
One to two years	87,773	85,269	173,042
Two to three years	37,174	127,747	164,921
Three to four years	32,048	106,456	138,504
Four to five years	48,558	95,602	144,160
Thereafter	—	112	112
Total	$2,558,007	$1,223,817	$3,781,824

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.6 billion as of both June 30, 2016 and December 31, 2015. Overdrawn deposit accounts are classified as loans and totaled $1.7 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively.

7. Short-Term Borrowings

At June 30, 2016 and December 31, 2015, short-term borrowings were comprised of the following:

(dollars in thousands)	June 30, 2016	December 31, 2015
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	34,951	216,151
Total short-term borrowings	$34,951	$216,151

The table below provides selected information for short-term borrowings for the six months ended June 30, 2016 and 2015:

(dollars in thousands)	June 30, 2016	June 30, 2015
Federal funds purchased:
Weighted-average interest rate at June 30,	—%	—%
Highest month-end balance	$—	$8,000
Average outstanding balance	$154	$9,245
Weighted-average interest rate paid	0.09%	0.02%
Securities sold under agreements to repurchase:
Weighted-average interest rate at June 30,	0.35%	0.05%
Highest month-end balance	$235,451	$520,740
Average outstanding balance	$213,271	$424,235
Weighted-average interest rate paid	0.08%	0.03%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. At June 30, 2016, the weighted-average remaining maturity of these agreements was 83 days, with maturities as follows:

Amount
(dollars in thousands)	Maturing
Less than 30 days	$—
30 through 90 days	30,000
Over 90 days	4,951
Total	$34,951

At June 30, 2016, the Company had $594.0 million, $1.5 billion, and $656.3 million in lines of credit available from other U.S. financial institutions, the FHLB, and the FRB, respectively. None of the lines available were drawn upon as of June 30, 2016.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the change in stockholder’s equity from all transactions other than those with stockholders, and is comprised of net income and other comprehensive income (loss). The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on available-for-sale securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2016 and 2015 are presented below:

		Income
		Tax
Three Months Ended June 30, 2016	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2016	$(30,369)	$11,996	$(18,373)
Pension and other benefits:
Change due to the Reorganization Transactions	(78)	32	(46)
Net change in pension and other benefits	(78)	32	(46)
Investment securities:
Unrealized net gains arising during the period	21,605	(8,535)	13,070
Reclassification of net gains to net income:
Investment securities gains, net	(3)	—	(3)
Net change in unrealized gains on investment securities	21,602	(8,535)	13,067
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	201	(76)	125
Net change in unrealized gains on cash flow derivative hedges	201	(76)	125
Other comprehensive income	21,725	(8,579)	13,146
Accumulated other comprehensive loss at June 30, 2016	$(8,644)	$3,417	$(5,227)

		Income
		Tax
Six Months Ended June 30, 2016	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Pension and other benefits:
Change due to the Reorganization Transactions	(78)	32	(46)
Net change in pension and other benefits	(78)	32	(46)
Investment securities:
Unrealized net gains arising during the period	102,515	(40,493)	62,022
Reclassification of net gains to net income:
Investment securities gains, net	(25,731)	10,164	(15,567)
Net change in unrealized gains on investment securities	76,784	(30,329)	46,455
Cash flow derivative hedges:
Unrealized net losses on cash flow derivative hedges arising during the period	(628)	251	(377)
Net change in unrealized losses on cash flow derivative hedges	(628)	251	(377)
Other comprehensive income	76,078	(30,046)	46,032
Accumulated other comprehensive loss at June 30, 2016	$(8,644)	$3,417	$(5,227)

		Income
		Tax
Three Months Ended June 30, 2015	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2015	$(58,623)	$23,153	$(35,470)
Investment securities:
Unrealized net losses arising during the period	(11,322)	4,471	(6,851)
Reclassification of net gains to net income:
Investment securities gains, net	(5,859)	2,314	(3,545)
Net change in unrealized losses on investment securities	(17,181)	6,785	(10,396)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,282	(507)	775
Reclassification of net gains to net income:
Other noninterest expense	(457)	181	(276)
Net change in unrealized gains on cash flow derivative hedges	825	(326)	499
Other comprehensive loss	(16,356)	6,459	(9,897)
Accumulated other comprehensive loss at June 30, 2015	$(74,979)	$29,612	$(45,367)

		Income
		Tax
Six Months Ended June 30, 2015	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2014	$(85,048)	$33,591	$(51,457)
Investment securities:
Unrealized net gains arising during the period	21,119	(8,343)	12,776
Reclassification of net gains to net income:
Investment securities gains, net	(10,862)	4,290	(6,572)
Net change in unrealized gains on investment securities	10,257	(4,053)	6,204
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	269	(107)	162
Reclassification of net gains to net income:
Other noninterest expense	(457)	181	(276)
Net change in unrealized losses on cash flow derivative hedges	(188)	74	(114)
Other comprehensive income	10,069	(3,979)	6,090
Accumulated other comprehensive loss at June 30, 2015	$(74,979)	$29,612	$(45,367)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

			Unrealized	Total
	Pensions	Unrealized	Gains	Accumulated
	and	Gains (Losses) on	(Losses) on	Other
	Other	Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended June 30, 2016
Balance at beginning of period	$(26,883)	$8,282	$228	$(18,373)
Other comprehensive income (loss)	(46)	13,067	125	13,146
Balance at end of period	$(26,929)	$21,349	$353	$(5,227)

Six Months Ended June 30, 2016
Balance at beginning of period	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive income (loss)	(46)	46,455	(377)	46,032
Balance at end of period	$(26,929)	$21,349	$353	$(5,227)

Three Months Ended June 30, 2015
Balance at beginning of period	$(35,869)	$1,067	$(668)	$(35,470)
Other comprehensive income (loss)	—	(10,396)	499	(9,897)
Balance at end of period	$(35,869)	$(9,329)	$(169)	$(45,367)

Six Months Ended June 30, 2015
Balance at beginning of period	$(35,869)	$(15,533)	$(55)	$(51,457)
Other comprehensive income (loss)	—	6,204	(114)	6,090
Balance at end of period	$(35,869)	$(9,329)	$(169)	$(45,367)

9. Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements imposed by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s operating activities and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of its assets and certain off-balance-sheet items. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Common Equity Tier 1 (“CET1”), Tier 1 and total capital to risk-weighted assets, as well as a minimum leverage ratio.

The table below sets forth those ratios at June 30, 2016 and December 31, 2015:

	First Hawaiian,		First Hawaiian		Minimum	Well-
	Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2016:
Common equity tier 1 capital to risk-weighted assets	$1,510,743	12.45%	$1,483,271	12.27%	5.125%	6.50%
Tier 1 capital to risk-weighted assets	1,510,743	12.45%	1,483,278	12.27%	6.625%	8.00%
Total capital to risk-weighted assets	1,647,703	13.58%	1,620,238	13.40%	8.625%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,510,743	8.42%	1,483,278	8.25%	4.000%	5.00%

December 31, 2015:
Common equity tier 1 capital to risk-weighted assets	$1,792,701	15.31%	$1,782,961	15.24%	4.500%	6.50%
Tier 1 capital to risk-weighted assets	1,792,708	15.31%	1,782,968	15.24%	6.000%	8.00%
Total capital to risk-weighted assets	1,928,792	16.48%	1,919,052	16.40%	8.000%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,792,708	9.84%	1,782,968	9.80%	4.000%	5.00%

(1)   As defined by the regulations issued by the Board of Governors of the Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Total stockholder’s equity was $2.5 billion as of June 30, 2016, a decrease of $235.9 million or 8.6% from December 31, 2015. The change in stockholder’s equity was primarily due to distributions of $393.6 million made in connection with the Reorganization Transactions. This was partially offset by earnings for the six months ended June 30, 2016 of $120.4 million.

A new capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2016, under the bank regulatory capital guidelines, the Company and Bank are both classified as well-capitalized.

10. Income Taxes

The effective tax rate was 36.52% and 37.71% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate was 37.13% and 37.71% for the six months ended June 30, 2016 and 2015, respectively.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. There are currently no federal examinations under way; however, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material unanticipated adjustments were made by the IRS in the years most recently examined and the Company does not expect significant audit developments in the next 12 months. The Company’s income tax returns for 2012 and subsequent tax years generally remain subject to examination by U.S. federal and state taxing authorities, and 2012 and subsequent years are subject to examination by foreign jurisdictions.

A reconciliation of the amount of unrecognized tax benefits is as follows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016			2015
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$5,903	$2,935	$8,838	$5,748	$2,972	$8,720
Additions for current year tax positions	6,297	1,075	7,372	306	—	306
Additions for Reorganization Transactions	115,877	5,459	121,336	—	—	—
Additions for prior years' tax positions:
Accrual of interest and penalties	—	67	67	—	81	81
Other	—	—	—	109	28	137
Reductions for prior years' tax positions:
Expiration of statute of limitations	(353)	(144)	(497)	(311)	(120)	(431)
Balance at June 30,	$127,724	$9,392	$137,116	$5,852	$2,961	$8,813

Included in the balance of unrecognized tax benefits for the six months ended June 30, 2016 and 2015, was $11.0 million and $6.5 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $115.9 million and $5.5 million, respectively. Included in the balance of the unrecognized tax benefits as of June 30, 2016, was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $106.4 million of taxes and $5.0 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the six months ended June 30, 2016 and 2015, the Company recorded $0.2 million and nil, respectively, of net expense attributable to interest and penalties. The Company had a liability of $11.6 million and $5.0 million as of June 30, 2016 and December 31, 2015, respectively, accrued for interest and penalties, of which $9.4 million and $2.9 million as of June 30, 2016 and December 31, 2015, respectively, were attributable to uncertain tax positions and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded current tax receivables of $140.8 million and unrecognized tax benefits and interest and penalties of $115.9 million and $5.5 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to Company on April 1, 2016. The Company expects that any future refunds or adjustments to such taxes will be reimbursed to, or funded by, BWHI or its affiliates pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense.

11. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps that are designated as either a fair value hedge or a cash flow hedge. The derivatives are recognized on the unaudited consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of interest rate lock commitments, various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes notional amounts and fair values of derivatives held by the Company as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives (1)	Derivatives (2)	Amount	Derivatives (1)	Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swaps	$203,476	$—	$(11,144)	$232,867	$—	$(8,996)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,018,305	31,382	(34,994)	682,621	10,909	(14,126)
Funding swap	34,475	—	(8,376)	—	—	—
Foreign exchange contracts	4,486	27	(56)	4,821	93	—

(1)   The positive fair value of derivative assets are included in other assets.

(2)   The negative fair value of derivative liabilities are included in other liabilities.

As of June 30, 2016, the Company pledged $16.2 million in financial instruments and $49.1 million in cash as collateral for interest rate swaps. As of December 31, 2015, the Company pledged $13.8 million in financial instruments and $15.6 million in cash as collateral for interest rate swaps.

Fair Value Hedges

To protect the Company’s net interest margin, interest rate swaps are utilized to hedge certain fixed-rate loans. These swaps have maturity, amortization and prepayment features that correspond to the loans hedged, and are designated and qualify as fair value hedges. Any gain or loss on the swaps, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings.

At June 30, 2016, the Company carried interest rate swaps with notional amounts totaling $53.5 million with a positive fair value of nil and fair value losses of $4.0 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 5.70%. At December 31, 2015, the Company carried interest rate swaps with notional amounts totaling $82.9 million with a positive fair value of nil and fair value losses of $2.4 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
(dollars in thousands)	2016	2015	2016	2015
Losses recorded in net interest income	$(297)	$(601)	$(694)	$(1,464)
(Losses) gains recorded in noninterest income:
Recognized on derivatives	(530)	3,034	(1,518)	1,992
Recognized on hedged item	467	(3,107)	1,546	(1,880)
Net (losses) gains recognized on fair value hedges (ineffective portion)	(63)	(73)	28	112
Net losses recognized on fair value hedges	$(360)	$(674)	$(666)	$(1,352)

Cash Flow Hedges

The Company utilizes short-term fixed-rate liability swaps to reduce exposure to interest rates associated with short-term fixed-rate liabilities. The Company enters into interest rate swaps paying fixed rates and receiving LIBOR. The

LIBOR index will correspond to the short-term fixed-rate nature of the liabilities being hedged. If interest rates rise, the increase in interest received on the swaps will offset increases in interest costs associated with these liabilities. By hedging with interest rate swaps, the Company minimizes the adverse impact on interest expense associated with increasing rates on short-term liabilities.

The liability swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the liability swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a hedge for both the three and six months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with fair value losses of $7.2 million as of June 30, 2016 and $6.6 million as of December 31, 2015, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The liability swaps resulted in net interest expense of $0.8 million and $1.0 million during the three months ended June 30, 2016 and 2015, respectively, and net interest expense of $1.7 million and $2.0 million during the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
(dollars in thousands)	2016	2015	2016	2015
Pretax gains (losses) recognized in OCI on derivatives (effective portion)	$201	$1,282	$(628)	$269
Pretax gain reclassified from accumulated other comprehensive income	$—	$(457)	$—	$(457)

Free-Standing Derivative Instruments

Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for sale are considered free-standing derivative instruments. Such commitments are stratified by rates and terms and are valued based on market quotes for similar loans. Adjustments, including discounting the historical fallout rate, are then applied to the estimated fair value. The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. Trading activities primarily involve providing various free-standing interest rate and foreign exchange derivative products to customers.

As of June 30, 2016, the Company carried multiple interest rate swaps with notional amounts totaling $1.0 billion, including $988.3 million related to the Company’s customer swap program, with fair value gains of $31.4 million and fair value losses of $35.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 0.47% to 4.90%. The swaps mature between 2018 and 2035. As of December 31, 2015, the Company carried multiple interest rate swaps with notional amounts totaling $682.6 million, including $652.6 million related to the Company’s customer swap program, with fair value gains of $10.9 million and fair value losses of $14.1 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.34% to 4.90%. The swaps mature between 2018 and 2035. These swaps resulted in net other interest expense of $0.3 million for both the three months ended June 30, 2016 and 2015, and $0.6 million for both the six months ended June 30, 2016 and 2015.

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company participated in a customer swap program, in which the Company offered customers a variable-rate loan that is swapped to fixed-rate through a separate interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded to income in the current period, and totaled $1.7 million and nil for the three months ended June 30, 2016 and 2015, respectively, and $3.7 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. Interest rate swaps related to the program had equal and offsetting asset and liability fair values of $31.4 million as of June 30, 2016 and $10.9 million as of December 31, 2015.

In conjunction with the sale of Class B shares of common stock issued by Visa, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $8.4 million was included in the unaudited consolidated balance sheet at June 30, 2016 to provide for the fair value of this liability. Under the terms of the agreement, the Company will make monthly payments based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no previous sales of these shares and the Company did not have a similar liability at December 31, 2015. See “Note 15. Fair Value” for more information.

Contingent Features

All of the Company’s interest rate swap agreements have credit risk related contingent features. The Company’s interest rate swap agreements include bilateral collateral agreements with collateral thresholds up to $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as pledged property less loans, requires valuation of the property pledged.

Counterparty Credit Risk

By using derivatives, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on the unaudited consolidated balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, net of cash collateral received, and net of derivatives in a loss position with the same counterparty to the extent master netting arrangements exist. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered in determining fair value. Counterparty credit risk adjustments of nil and $0.1 million were recognized for the three months ended June 30, 2016 and 2015, respectively. Counterparty credit risk adjustments of $0.1 million and $0.2 million were recognized for the six months ended June 30, 2016 and 2015, respectively.

12. Commitments and Contingent Liabilities

Contingencies

Various legal proceedings are pending or threatened against the Company. After consultation with legal counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the unaudited consolidated financial statements.

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $70.2 million and $72.7 million at June 30, 2016 and December 31, 2015, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $18.1 million and $18.0 million at June 30, 2016 and December 31, 2015, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2016 have maturities ranging from July 2016 to November 2017. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2016 and December 31, 2015, respectively, were as follows:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,184,705	$5,192,874
Standby letters of credit	101,860	127,840
Commercial letters of credit	6,792	8,404

Guarantees

The Company sells residential mortgage loans in the secondary market primarily to The Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) that may potentially require repurchase under certain conditions. This risk is managed through the Company’s underwriting practices. The Company services loans sold to investors and loans originated by other originators under agreements that may include repurchase remedies if certain servicing requirements are not met. This risk is managed through the Company’s quality assurance and monitoring procedures. Management does not anticipate any material losses as a result of these transactions.

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 11. Derivative Financial Instruments” for more information.

Reorganization Transactions

In connection with the Reorganization Transactions as discussed in Note 1, FHI (formerly BancWest) distributed BWHI (including BOW) to BNPP so that BWHI was held directly by BNPP (BWHI is now held indirectly by BNPP through its intermediate holding company). As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BancWest, including its then-wholly-owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

13. Earnings per Share

The Company made no adjustments to net income for the purposes of computing earnings per share and there were no dilutive or antidilutive securities. For the three and six month periods ended June 30, 2016, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions on April 1, 2016, as if such shares were outstanding for the entire period prior to the Reorganization Transactions, plus the weighted average number of shares of such shares outstanding following the Reorganization Transactions through June 30, 2016. For the three and six month periods ended June 30, 2015, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions, as if the Company had operated as a stand-alone entity for all periods presented.

The computation of basic and diluted earnings per share were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net income	$54,860	$54,558	$120,391	$108,680

Basic and diluted weighted-average shares outstanding	139,459,620	139,459,620	139,459,620	139,459,620

Basic earnings per share	$0.39	$0.39	$0.86	$0.78
Diluted earnings per share	$0.39	$0.39	$0.86	$0.78

14. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015, recorded as a component of salaries and employee benefits in the unaudited consolidated statements of income:

	Pension Benefits		Other Benefits
(dollars in thousands)	2016	2015	2016	2015
Three Months Ended June 30,
Service cost	$214	$202	$192	$175
Interest cost	2,157	2,166	211	198
Expected return on plan assets	(1,164)	(1,042)	—	—
Prior service credit	—	—	(107)	(107)
Recognized net actuarial loss	1,774	2,451	—	35
Total net periodic benefit cost	$2,981	$3,777	$296	$301

Six Months Ended June 30,
Service cost	$429	$403	$384	$351
Interest cost	4,314	4,332	421	396
Expected return on plan assets	(2,335)	(2,083)	—	—
Prior service credit	—	—	(214)	(215)
Recognized net actuarial loss	3,545	4,902	—	69
Total net periodic benefit cost	$5,953	$7,554	$591	$601

15. Fair Value

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value under GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

Fair Value Hierarchy

ASC 820 establishes three levels of fair values based on the markets in which the assets or liabilities are traded and the reliability of the assumptions used to determine fair value. The levels are:

▪	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
▪

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

▪

Level 3:  Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability (“Company-level data”). Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

ASC 820 requires that the Company disclose estimated fair values for certain financial instruments. Financial instruments include such items as investment securities, loans, deposits, interest rate and foreign exchange contracts, swaps and other instruments as defined by the standard. The Company has an organized and established process for determining and reviewing the fair value of financial instruments reported in the Company’s financial statements. The fair value measurements are reviewed to ensure they are reasonable and in line with market experience in similar asset and liability classes.

Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as other real estate owned, other customer relationships, and other intangible assets. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets.

Disclosure of fair values is not required for certain items such as lease financing, obligations for pension and other postretirement benefits, premises and equipment, prepaid expenses, and income tax assets and liabilities.

Reasonable comparisons of fair value information with that of other financial institutions cannot necessarily be made because the standard permits many alternative calculation techniques, and numerous assumptions have been used to estimate the Company’s fair values.

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of June 30, 2016 and December 31, 2015, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

Derivatives

Most of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value on a recurring basis using proprietary valuation models that primarily use market observable inputs, such as yield curves, and option volatilities. The fair value of derivatives includes values associated with counterparty credit risk and the Company’s own credit standing. The Company classifies these derivatives, included in other assets and other liabilities, as Level 2.

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $8.4 million was included in the unaudited consolidated balance sheet at June 30, 2016 to provide for the fair value of this liability. The potential liability related to the conversion rate swap agreement was determined based on management’s estimate of the timing and the amount of Visa litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the conversion rate swap agreement is classified as Level 3. The significant unobservable inputs used in the fair value measurement of the Company’s derivative liability are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements as of June 30, 2016
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Non-government securities	$—	$159,408	$—	$159,408
Government agency mortgage-backed securities (1)	—	192,178	—	192,178
Government-sponsored enterprises mortgage-backed securities (1)	—	9,515	—	9,515
Non-government asset-backed securities	—	36,089	—	36,089
Collateralized mortgage obligations
Government agency	—	3,134,301	—	3,134,301
Government-sponsored enterprises	—	1,069,776	—	1,069,776
Total available-for-sale securities	—	4,601,267	—	4,601,267
Other assets (2)	—	31,409	—	31,409
Liabilities
Other liabilities (3)	—	(46,194)	(8,376)	(54,570)
Total	$—	$4,586,482	$(8,376)	$4,578,106

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$499,976	$—	$499,976
Non-government securities	—	95,824	—	95,824
Government agency mortgage-backed securities (1)	—	55,982	—	55,982
Government-sponsored enterprises mortgage-backed securities (1)	—	10,745	—	10,745
Non-government mortgage-backed securities (1)	—	157	—	157
Non-government asset-backed securities	—	95,310	—	95,310
Collateralized mortgage obligations
Government agency	—	2,239,934	—	2,239,934
Government-sponsored enterprises	—	1,029,337	—	1,029,337
Total available-for-sale securities	—	4,027,265	—	4,027,265
Other assets (2)	—	11,002	—	11,002
Liabilities
Other liabilities (3)	—	(23,122)	—	(23,122)
Total	$—	$4,015,145	$—	$4,015,145

(1)   Backed by residential real estate.

(2)   Other assets include investments in derivative assets.

(3)   Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the three and six months ended June 30, 2016 and during the year ended December 31, 2015, there were no transfers between levels. The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2016 are summarized in the table below.

Visa
(dollars in thousands)	Derivative
Three Months Ended June 30, 2016
Balance as of April 1, 2016	$(8,828)
Total net gains (losses) included in:
Net income	19
Settlements	433
Balance as of June 30, 2016	$(8,376)
Total unrealized net gains (losses) included in net income related to liabilities still held as of June 30, 2016	$19

Six Months Ended June 30, 2016
Balance as of January 1, 2016	$—
Total net gains (losses) included in:
Net income	19
Purchases	(8,875)
Settlements	480
Balance as of June 30, 2016	$(8,376)
Total unrealized net gains (losses) included in net income related to liabilities still held as of June 30, 2016	$19

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2015.

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Other Than Fair Value

For the financial instruments that are not required to be carried at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company uses the following methods and assumptions to estimate the fair value:

Short-term financial assets

Short-term financial assets include cash and due from banks, including Federal funds sold and accrued interest receivable. The carrying amount is considered a reasonable estimate of fair value because there is a relatively short duration of time between the origination of the instrument and its expected realization. As such, these short-term financial assets are classified as Level 1. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities. Accordingly, these assets are classified as Level 2.

Loans

Fair values are estimated for pools of loans with similar characteristics using discounted cash flow analyses. The Company utilizes interest rates currently being offered for groups of loans with similar terms to borrowers of similar credit quality to estimate the fair values of: (1) commercial and industrial loans; (2) certain mortgage loans, including 1-4 family residential, commercial real estate and rental property; and (3) consumer loans. As such, loans are classified as Level 3.

Deposits

The fair value of deposits with no maturity date, such as interest-bearing and noninterest-bearing checking, regular savings, and certain types of money market savings accounts, approximate their carrying amounts, the amounts payable on demand at the reporting date. Accordingly, these are classified as Level 1. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities. Accordingly, these are classified as Level 2.

Short-term borrowings

The fair values of short-term borrowings are estimated using quoted market prices or discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, short-term borrowings are classified as Level 2.

Off-balance sheet instruments

Fair values of letters of credit and commitments to extend credit are determined based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As such, off-balance sheet financial instruments are classified as Level 3.

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and short-term financial assets and liabilities for which carrying amounts approximate fair value. The tables also summarize the fair values of the Company’s off-balance sheet commitments, excluding lease commitments.

	June 30, 2016
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$1,332,014	$356,148	$975,866	$—	$1,332,014
Loans (1)	11,001,591	—	—	11,125,799	11,125,799

Financial liabilities:
Deposits	$16,122,104	$12,340,280	$3,798,019	$—	$16,138,299
Short-term borrowings	34,951	—	34,952	—	34,952

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$20,882	$—	$—	$20,882	$20,882
Standby letters of credit	1,854	—	—	1,854	1,854
Commercial letters of credit	17	—	—	17	17

(1)   Excludes financing leases of $186.1 million at June 30, 2016.

(2)   There were no lease commitments at June 30, 2016.

	December 31, 2015
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$2,650,195	$300,096	$2,350,082	$—	$2,650,178
Loans (1)	10,523,351	—	—	10,572,261	10,572,261

Financial liabilities:
Deposits	$16,061,924	$12,251,923	$3,801,185	$—	$16,053,108
Short-term borrowings	216,151	—	216,057	—	216,057

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$25,113	$—	$—	$25,113	$25,113
Standby letters of credit	2,122	—	—	2,122	2,122
Commercial letters of credit	21	—	—	21	21

(1)   Excludes financing leases of $198.7 million at December 31, 2015.

(2)   Excludes financing lease commitments of $0.1 million at December 31, 2015.

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at the Lower of Cost or Fair Value

The Company applies the following valuation techniques to assets measured at the lower of cost or fair value:

Mortgage servicing rights (“MSRs”)

MSRs are carried at the lower of cost or fair value and are therefore subject to fair value measurements on a nonrecurring basis. The fair value of MSRs is determined using models which use significant unobservable inputs, such as estimates of prepayment rates, the resultant weighted average lives of the MSRs and the option-adjusted spread levels. Accordingly, the Company classifies MSRs as Level 3.

Impaired loans

A large portion of the Company’s impaired loans are collateral dependent and are measured at fair value on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral for impaired loans are primarily based on real estate appraisal reports prepared by third party appraisers less disposition costs, present value of the expected future cash flows or the loan’s observable market price. Certain loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective rate, which is not a fair value measurement. The Company measures the impairment on certain loans and leases by performing a lower-of-cost-or-fair-value analysis. If impairment is determined by the value of the collateral or an observable market price, it is written down to fair value on a nonrecurring basis as Level 3.

Other real estate owned

The Company values these properties at fair value at the time the Company acquires them, which establishes their new cost basis. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs on a nonrecurring basis. Fair value is measured on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral for other real estate owned are primarily based on real estate appraisal reports prepared by third party appraisers less disposition costs, and are classified as Level 3.

Standby letters of credit

The Company recognizes a liability for the fair value of the obligation undertaken in issuing a standby letter of credit at the inception of the guarantee. These liabilities are disclosed at fair value on a nonrecurring basis. Thereafter, these liabilities are carried at amortized cost. The fair value is based on the commission the Company receives when entering into the guarantee. As Company-level data is incorporated into the fair value measurement, the liability for standby letters of credit is classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required to record certain assets at fair value on a nonrecurring basis in accordance with GAAP. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets to fair value.

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2016
Impaired loans	$—	$—	$—
December 31, 2015
Impaired loans	$—	$—	$1,250

Total losses of impaired loans for the six months ended June 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2016
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Other liabilities	$(8,376)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,250	Appraisal Value	Appraisal Value	n/m (1)

(1)    The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

16. Reportable Operating Segments

The Company’s operations are organized into three business segments – Retail Banking, Commercial Banking, and Treasury and Other. These segments reflect how discrete financial information is currently evaluated by the chief operating decision maker and how performance is assessed and resources allocated. The Company’s internal management accounting process measures the performance of these business segments. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of the Company’s assumptions that are subject to change based on changes in current interest rates and market conditions. Funds transfer pricing also serves to transfer interest rate risk to Treasury.

The Company allocates the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios.

Noninterest income and expense includes allocations from support units to the business segments. These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage. Income tax expense is allocated to each business segment based on the consolidated effective income tax rate for the period shown.

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 62 banking locations throughout the State of Hawaii, Guam, and Saipan.

Commercial Banking

Commercial Banking offers products that include corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards. Commercial lending and deposit products are offered primarily to middle-market and large companies locally, nationally, and internationally.

Treasury and Other

Treasury consists of corporate asset and liability management activities including interest rate risk management. The segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short and long-term borrowings and bank-owned properties. The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer-driven currency requests from merchants and island visitors and management of bank-owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing, and Corporate and Regulatory Administration) provide a wide-range of support to the

Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The following table presents selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2016
Net interest income (expense)	$103,771	$28,212	$(11,556)	$120,427
Provision for loan and lease losses	(696)	(1,204)	—	(1,900)
Net interest income (expense) after provision for loan and lease losses	103,075	27,008	(11,556)	118,527

Noninterest income	22,525	16,671	7,175	46,371
Noninterest expense	(54,266)	(13,106)	(11,101)	(78,473)
Income before provision for income taxes	71,334	30,573	(15,482)	86,425

(Provision) benefit for income taxes	(26,067)	(11,145)	5,647	(31,565)
Net income (loss)	$45,267	$19,428	$(9,835)	$54,860

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2016
Net interest income (expense)	$206,196	$55,805	$(24,262)	$237,739
Provision for loan and lease losses	(952)	(1,648)	—	(2,600)
Net interest income (expense) after provision for loan and lease losses	205,244	54,157	(24,262)	235,139

Noninterest income	46,155	33,019	40,716	119,890
Noninterest expense	(109,402)	(24,884)	(29,251)	(163,537)
Income (loss) before provision for income taxes	141,997	62,292	(12,797)	191,492

(Provision) benefit for income taxes	(53,055)	(23,241)	5,195	(71,101)
Net income (loss)	$88,942	$39,051	$(7,602)	$120,391

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2015
Net interest income (expense)	$99,667	$31,947	$(12,672)	$118,942
Provision for loan and lease losses	(1,060)	(1,190)	—	(2,250)
Net interest income (expense) after provision for loan and lease losses	98,607	30,757	(12,672)	116,692

Noninterest income	24,029	15,811	12,275	52,115
Noninterest expense	(51,007)	(14,503)	(15,705)	(81,215)
Income before provision for income taxes	71,629	32,065	(16,102)	87,592

(Provision) benefit for income taxes	(27,109)	(12,154)	6,229	(33,034)
Net income (loss)	$44,520	$19,911	$(9,873)	$54,558

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2015
Net interest income (expense)	$197,826	$59,104	$(25,377)	$231,553
Provision for loan and lease losses	(2,285)	(2,565)	—	(4,850)
Net interest income (expense) after provision for loan and lease losses	195,541	56,539	(25,377)	226,703

Noninterest income	48,542	35,129	24,042	107,713
Noninterest expense	(101,829)	(27,088)	(31,013)	(159,930)
Income (loss) before provision for income taxes	142,254	64,580	(32,348)	174,486

(Provision) benefit for income taxes	(53,640)	(24,344)	12,178	(65,806)
Net income (loss)	$88,614	$40,236	$(20,170)	$108,680

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains, and from time to time our management may make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized” and “outlook”, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNP Paribas (“BNPP”)  and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions, as discussed below; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it will retain over our business following the initial public offering, as discussed below; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our prospectus dated August 3, 2016, filed with the U.S. Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Company Overview

First Hawaiian, Inc. (the “Parent”) is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. The Parent’s wholly-owned bank subsidiary, First Hawaiian Bank (the “Bank”), was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, First Hawaiian Bank is the largest full-service bank headquartered in Hawaii. The Bank operates its business through three operating segments: Retail Banking; Commercial Banking; and Treasury and Other.

References to “we,” “our,” “us,” or the “Company” refer to the Parent and its subsidiaries that are consolidated for financial reporting purposes.

Reorganization Transactions

On April 1, 2016, BNPP effected a series of reorganization transactions (the “Reorganization Transactions”) pursuant to which the Company, which was then known as BancWest Corporation (“BancWest”), contributed Bank of the West (“BOW”) to BancWest Holding Inc. (“BWHI”), a newly formed bank holding company and a wholly-owned subsidiary of BNPP. Upon formation, BWHI was a direct wholly-owned subsidiary of BancWest and, as part of the Reorganization Transactions, BancWest contributed 100% of its interest in BOW to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly-owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with First Hawaiian Bank remaining our only direct wholly-owned subsidiary. The Reorganization Transactions were made in connection with our transition to a stand-alone public company and our separation from BNPP. On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, we became an indirect wholly-owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly-owned subsidiary of BancWest Corporation (“BWC”), the BNPP selling stockholder in our initial public offering and a direct wholly-owned subsidiary of BNP Paribas USA.

Initial Public Offering and Separation from BNPP

On August 4, 2016, our common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, we completed our initial public offering of 24,250,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share. The Company did not receive any of the proceeds from the sale of the shares by BWC. Upon closing of the initial public offering, BNPP beneficially owned approximately 83% of the Company’s common stock.

We entered into a transitional services agreement with BNPP, BWHI, BOW and First Hawaiian Bank (the “Transitional Services Agreement”) pursuant to which BNPP, BWHI and BOW will continue to provide us with certain services they currently provide to us either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services currently provided to them, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur incremental ongoing and one-time expenses of between $14.5 million and $17.0 million in the aggregate per year for the years ending December 31, 2016, 2017 and 2018. We expect our incremental ongoing costs to include those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including share-based compensation expenses for employees and directors) and consulting fees. Our estimates also include cost increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. We expect that our one-time expenses incurred in connection with our initial public offering will include professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the Comprehensive Capital Analysis and Review (“CCAR”) process, we expect our stress testing-related compliance costs to increase incrementally as we will continue to require certain services for our Dodd-Frank Act Stress Testing (“DFAST”) process. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as First Hawaiian, Inc.) related to First Hawaiian Bank (and not Bank of the West) have been combined with First Hawaiian Bank and is presented on a basis of accounting that reflects a change in reporting entity as if we were a separate stand-alone entity for all periods presented. The accompanying unaudited interim consolidated financial statements include allocations of certain Company assets as agreed to by the parties and also certain expenses amounting to approximately $5.8 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively, specifically applicable to the operations of BancWest related to First Hawaiian Bank through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in our accompanying unaudited interim consolidated financial statements represent those directly related to BancWest Holding and Bank of the West. These allocated expenses, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of the Company if we had operated as a stand-alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of the Company’s future results of operations and financial condition.

Upon completion of the Reorganization Transactions on April 1, 2016, the unaudited interim consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of First Hawaiian, Inc. and its wholly-owned subsidiary, First Hawaiian Bank. All significant intercompany account balances and transactions have been eliminated in consolidation. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited combined financial statements and related notes included in the Company’s Prospectus dated August 3, 2016 and filed with the U.S. Securities and Exchange Commission (the “SEC”), which includes the audited combined financial statements of the Company as of and for the years ended December 31, 2015 and 2014 and the unaudited interim condensed combined financial statements of the Company as of and for the three months ended March 31, 2016.

Hawaii Economy

Hawaii’s economy continued to perform well during the six months ended June 30, 2016, led in large part by a strong tourism industry, labor market conditions and the growth of personal income and tax revenues. Visitor arrivals for the first six months of 2016 increased by 3.3% compared to the same period in 2015, and total visitor spending for the first six months of 2016 increased by 1.6% compared to the same period in 2015. An increase in total air capacity to Hawaii during the first six months of 2016 supported growth in visitor arrivals with increases in visitors, in particular, from the U.S. mainland and Japan, which offset a decline in visitor arrivals from Canada. Visitor spending increased, in particular, from U.S. Mainland visitors, which offset a decline in visitor spending from Canadian and Japanese visitors. The indicators of Hawaii’s construction industry were mixed as of June 30, 2016. While the construction sector added 6,200 jobs and the permit value for private construction increased by $119.8 million since June 30, 2015, government contracts awarded decreased by $323.8 million as compared to June 30, 2015. The statewide seasonally-adjusted unemployment rate was 3.4% in June 2016 compared to 3.6% in June 2015. The national seasonally-adjusted unemployment rate was 4.9% in June 2016 compared to 5.3% in June 2015. The volume of single-family home sales on Oahu increased by 7.8% for the six months ended June 30, 2016 compared to the same period in 2015, while the volume of condominium sales on Oahu increased by 10.7% for the six months ended June 30, 2016 compared to the same period in 2015. Likewise, the median price of single-family home sales and condominium sales on Oahu increased by 6.1% and 7.4%, respectively, for the six months ended June 30, 2016 compared to the same period in 2015. As of June 30, 2016, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 3.0 months and 3.1 months, respectively.

While Hawaii’s economy performed well during the first six months of 2016, we continue to monitor the likelihood and timing of higher interest rates given recent global political events such as the United Kingdom’s referendum to exit the European Union, the weakening of the Japanese yen and recession in Japan, continued higher levels of underemployment compared to pre-recession levels in Hawaii and on the U.S. mainland and lower levels of federal government expenditures in Hawaii since the budget sequestration took effect in March 2013. We also continue to monitor the construction expansion in Hawaii and its impact on the local economy’s ability to absorb further planned expansion. These factors could impact our profitability in future reporting periods.

Financial Highlights

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share data)	2016	2015	2016	2015
Income Statement Data:
Interest income	$127,061	$124,428	$250,873	$242,635
Interest expense	6,634	5,486	13,134	11,082
Net interest income	120,427	118,942	237,739	231,553
Provision for loan and lease losses	1,900	2,250	2,600	4,850
Net interest income after provision for loan and lease losses	118,527	116,692	235,139	226,703
Noninterest income	46,371	52,115	119,890	107,713
Noninterest expense	78,473	81,215	163,537	159,930
Income before income taxes	86,425	87,592	191,492	174,486
Provision for income taxes	31,565	33,034	71,101	65,806
Net income	$54,860	$54,558	$120,391	$108,680
Basic earnings per share	$0.39	$0.39	$0.86	$0.78
Diluted earnings per share	$0.39	$0.39	$0.86	$0.78
Basic and diluted weighted-average outstanding shares	139,459,620	139,459,620	139,459,620	139,459,620
Supplemental Income Statement Data (non-GAAP) (1):
Core net interest income	$120,427	$114,106	$237,739	$226,717
Core noninterest income	46,371	45,179	94,162	93,634
Core noninterest expense	78,473	81,215	160,990	159,930
Core net income	54,860	47,226	105,933	96,900
Core earnings per share	$0.39	$0.34	$0.76	$0.69
Other Financial Information / Performance Ratios (2):
Net interest margin	2.88%	2.88%	2.82%	2.84%
Core net interest margin (non-GAAP) (1),(3)	2.88%	2.76%	2.82%	2.78%
Efficiency ratio	47.04%	47.47%	45.72%	47.14%
Core efficiency ratio (non-GAAP) (1),(4)	47.04%	50.98%	48.50%	49.92%
Return on average total assets	1.16%	1.17%	1.27%	1.18%
Core return on average total assets (non-GAAP) (1),(5)	1.16%	1.01%	1.11%	1.05%
Return on average tangible assets (11)	1.23%	1.23%	1.34%	1.25%
Core return on average tangible assets (non-GAAP) (1),(6)	1.23%	1.07%	1.18%	1.11%
Return on average total stockholder’s equity	8.86%	8.01%	9.20%	8.05%
Core return on average total stockholder's equity (non-GAAP) (1),(7)	8.86%	6.93%	8.10%	7.18%
Return on average tangible stockholder’s equity (11)	14.75%	12.60%	14.81%	12.70%
Core return on average tangible stockholder's equity (non-GAAP) (1), (8)	14.75%	10.91%	13.03%	11.32%
Noninterest expense to average assets	1.67%	1.74%	1.72%	1.73%
Core noninterest expense to average assets (non-GAAP) (1), (9)	1.67%	1.74%	1.69%	1.73%

	As of	As of
	June 30,	December 31,
	2016	2015
Balance Sheet Data:
Loans and leases	$11,187,695	$10,722,030
Less allowance for loan and lease losses	136,360	135,484
Interest-bearing deposits in other banks	975,866	2,350,099
Investment securities	4,601,267	4,027,265
Goodwill	995,492	995,492
Total assets	19,052,593	19,352,681
Total deposits	16,122,104	16,061,924
Total liabilities	16,551,585	16,615,740
Total stockholder's equity	2,501,008	2,736,941
Book value per share	17.93	19.63
Tangible book value per share (non-GAAP) (11)	10.80	12.49

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.12%	0.16%
Allowance for loan and lease losses / total loans and leases	1.22%	1.26%
Net charge-offs (recoveries) / average total loans and leases (2)	0.03%	0.09%

	As of	As of
	June 30,	December 31,
Capital Ratios(10):	2016	2015
Common Equity Tier 1 Capital Ratio	12.45%	15.31%
Tier 1 Capital Ratio	12.45%	15.31%
Total Capital Ratio	13.58%	16.48%
Tier 1 Leverage Ratio	8.42%	9.84%
Total stockholder's equity to total assets	13.13%	14.14%
Tangible stockholder's equity to tangible assets(11)	8.34%	9.49%

(1)  We present net interest income, noninterest income, noninterest expense, net income, earnings per share and the related ratios described below, on an adjusted, or ‘‘core,’’ basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	As of and for the		As of and for the
	three months ended June 30,		six months ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net interest income	$120,427	$118,942	$237,739	$231,553
Early loan termination(a)	—	(4,836)	—	(4,836)
Core net interest income (non-GAAP)	$120,427	$114,106	$237,739	$226,717

Noninterest income	$46,371	$52,115	$119,890	$107,713
Gain on sale of securities	—	(5,859)	(3,050)	(10,095)
Gain on sale of stock (Visa/MasterCard)	—	—	(22,678)	(767)
Gain on sale of other assets	—	—	—	(683)
Other adjustments(a),(b)	—	(1,077)	—	(2,534)
Core noninterest income (non-GAAP)	$46,371	$45,179	$94,162	$93,634

Noninterest expense	$78,473	$81,215	$163,537	$159,930
One-time items(c)	—	—	(2,547)	—
Core noninterest expense (non-GAAP)	$78,473	$81,215	160,990	$159,930

Net income	$54,860	$54,558	$120,391	$108,680
Early loan termination	—	(4,836)	—	(4,836)
Gain on sale of securities	—	(5,859)	(3,050)	(10,095)
Gain on sale of stock (Visa/MasterCard)	—	—	(22,678)	(767)
Gain on sale of other assets	—	—	—	(683)
Other adjustments(b)	—	(1,077)	—	(2,534)
One-time items	—	—	2,547	—
Tax adjustments (d)	—	4,440	8,723	7,135
Total core adjustments	—	(7,332)	(14,458)	(11,780)
Core net income (non-GAAP)	$54,860	$47,226	$105,933	$96,900
Core earnings per share (non-GAAP)	$0.39	$0.34	$0.76	$0.69

(a)    Adjustments that are not material to our financial results have not been presented for certain periods.

(b)    Other adjustments include a one-time MasterCard signing bonus and a recovery of an investment that was previously written down.

(c)    One-time items include initial public offering related costs.

(d)Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)   Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and six months ended June 30, 2016 and 2015.

(3)  Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(4)  Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)  Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(6)  Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(7)  Core return on average total stockholder’s equity is a non-GAAP financial measure. We compute our core return on average total stockholder’s equity as the ratio of core net income to average stockholder’s equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)  Core return on average tangible stockholder’s equity is a non-GAAP financial measure. We compute our core return on average tangible stockholder’s equity as the ratio of core net income to average tangible stockholder’s equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholder’s equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)  Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10) The change in our capital ratios from December 31, 2015 to June 30, 2016 was primarily due to distributions of $363.6 million made in connection with the Reorganization Transactions.

(11) Return on average tangible assets, return on average tangible stockholder’s equity, tangible stockholder’s equity to tangible assets and tangible book value per share are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. We compute our return on average tangible stockholder’s equity as the ratio of net income to average tangible stockholder’s equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholder’s equity. We compute our tangible stockholder’s equity to tangible assets as the ratio of tangible stockholder’s equity to tangible assets, each of which we calculate by subtracting (and thereby effectively excluding) amounts related to our goodwill. We compute our tangible book value per share as the ratio of tangible stockholder’s equity to basic and diluted outstanding shares. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	As of and for the		As of and for the
	three months ended June 30,		six months ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$54,860	$54,558	$120,391	$108,680

Average total stockholder's equity	2,491,138	2,732,336	2,630,307	2,721,282
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholder's equity	$1,495,646	$1,736,844	$1,634,815	$1,725,790

Total stockholder's equity	$2,501,008	$2,715,530	$2,501,008	$2,715,530
Less: goodwill	995,492	995,492	995,492	995,492
Tangible stockholder's equity	$1,505,516	$1,720,038	$1,505,516	$1,720,038

Average total assets	$18,950,020	$18,727,015	$19,120,180	$18,594,196
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$17,954,528	$17,731,523	$18,124,688	$17,598,704

Total assets	$19,052,593	$18,691,571	$19,052,593	$18,691,571
Less: goodwill	995,492	995,492	995,492	995,492
Tangible assets	$18,057,101	$17,696,079	$18,057,101	$17,696,079

Basic and diluted shares outstanding	139,459,620	139,459,620	139,459,620	139,459,620
Basic and diluted weighted-average shares outstanding	139,459,620	139,459,620	139,459,620	139,459,620

Return on average total stockholder's equity(a)	8.86%	8.01%	9.20%	8.05%
Return on average tangible stockholder's equity (non-GAAP)(a)	14.75%	12.60%	14.81%	12.70%

Return on average total assets(a)	1.16%	1.17%	1.27%	1.18%
Return on average tangible assets (non-GAAP)(a)	1.23%	1.23%	1.34%	1.25%

Total stockholder's equity to total assets	13.13%	14.53%	13.13%	14.53%
Tangible stockholder's equity to tangible assets (non-GAAP)	8.34%	9.72%	8.34%	9.72%

Book value per share	$17.93	$19.47	$17.93	$19.47
Tangible book value per share (non-GAAP)	$10.80	$12.33	$10.80	$12.33

(a)  Annualized for the three and six months ended June 30, 2016 and 2015.

Financial Highlights

Net income was $54.9 million for the three months ended June 30, 2016, an increase of $0.3 million or 1% as compared to the same period in 2015. Basic and diluted earnings per share were $0.39 for the three months ended June 30, 2016, unchanged from the same period in 2015. The increase in our earnings was primarily due to slightly higher net interest income, a lower provision for loan and lease losses (the “Provision”) and lower noninterest expense. This was partially offset by lower noninterest income for three months ended June 30, 2016.

Our return on average tangible assets was 1.23% for the three months ended June 30, 2016, unchanged from the same period in 2015, and our return on average tangible stockholder’s equity was 14.75% for the three months ended June 30, 2016, an increase of 215 basis points from the same period in 2015. We continued to manage our expenses as our efficiency ratio was 47.04% for the three months ended June 30, 2016 compared to 47.47% for the same period in 2015.

Our results for the three months ended June 30, 2016 were highlighted by the following:

•

Net interest income was $120.4 million for the three months ended June 30, 2016, an increase of $1.5 million or 1% compared to the same period in 2015. Our net interest margin was 2.88% for the three months ended June 30, 2016, unchanged from the same period in 2015. The increase in net interest income was primarily due to strong loan growth and higher yields from our investment securities portfolio, partially offset by lower yields from our loan portfolio and a slightly higher cost of funding our deposits.

•

The Provision was $1.9 million for the three months ended June 30, 2016, a decrease of $0.4 million or 16% compared to the same period in 2015. While we have experienced strong loan growth over the past year, classified loans and leases and nonperforming assets have continued to decrease.

•

Noninterest income was $46.4 million for the three months ended June 30, 2016, a decrease of $5.7 million or 11% compared to the same period in 2015. The decrease was primarily due to a $5.9 million decrease in net gains on the sale of investment securities

•

Noninterest expense was $78.5 million for the three months ended June 30, 2016, a decrease of $2.7 million or 3% compared to the same period in 2015. The decrease in noninterest expense was primarily due to a $2.1 million decrease in card reward program expenses attributable to a change in terms related to the expiration of our debit card reward points.

Net income was $120.4 million for the six months ended June 30, 2016, an increase of $11.7 million or 11% as compared to the same period in 2015. Basic and diluted earnings per share were $0.86 for the six months ended June 30, 2016, an increase of $0.08 or 11% as compared to the same period in 2015. The increase in our earnings was primarily due to an increase in net interest income, a decrease in the Provision and an increase in noninterest income.  This was partially offset by an increase in noninterest expense for the six months ended June 30, 2016.

Our return on average tangible assets was 1.34% for the six months ended June 30, 2016, an increase of nine basis points from the same period in 2015, and our return on average tangible stockholder’s equity was 14.81% for the six months ended June 30, 2016, an increase of 211 basis points from the same period in 2015. We continued to manage our expenses as our efficiency ratio was 45.72% for the six months ended June 30, 2016 compared to 47.14% for the same period in 2015.

Our results for the six months ended June 30, 2016 were highlighted by the following:

•

Net interest income was $237.7 million for the six months ended June 30, 2016, an increase of $6.2 million or 3% compared to the same period in 2015. Our net interest margin was 2.82% for the six months ended June 30, 2016, a decrease of two basis points from the same period in 2015. The increase in net interest income was primarily due to strong loan growth and an increase in yields on our investment securities portfolio, partially offset by lower yields from our loans and leases and higher cost of funds.

•

The Provision was $2.6 million for the six months ended June 30, 2016, a decrease of $2.3 million or 46% from the same period in 2015. While we have experienced strong loan growth over the past year, classified loans and leases and nonperforming assets have continued to decrease.

•

Noninterest income was $119.9 million for the six months ended June 30, 2016, an increase of $12.2 million or 11% compared to the same period in 2015. The increase was primarily due to a $14.9 million increase in net gains on the sale of investment securities. We recorded a net gain of $22.7 million related to the sale of 274,000 shares of our Visa Class B restricted shares during the three months ended March 31, 2016.

•

Noninterest expense was $163.5 million for the six months ended June 30, 2016, an increase of $3.6 million or 2% compared to the same period in 2015.  The increase in noninterest expense was primarily due to a $2.4 million increase in salaries and benefits expense, and a $1.5 million increase in contracted services and professional fees.

During 2016, we continued to experience strong loan growth and invested our excess liquidity in high-grade investment securities, while deposit balances remained relatively unchanged. We also continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.

•

Total loans and leases were $11.2 billion as of June 30, 2016, an increase of $465.7 million or 4% from December 31, 2015. We experienced strong growth in our commercial and industrial portfolio as corporations continued to invest in their businesses. In our consumer portfolio, we continued to experience strong growth in our residential real estate and indirect automobile lending businesses. This was a reflection of a strong Hawaii economy, an increase in statewide personal income, low unemployment rates and demand for more urban housing developments.

•

The allowance for loan and lease losses (the “Allowance”) was $136.4 million as of June 30, 2016, an increase of $0.9 million or 1% from December 31, 2015. The ratio of our Allowance to total loans and leases outstanding decreased to 1.22% as of June 30, 2016, compared to 1.26% as of December 31, 2015. The increase in the Allowance was commensurate with loan growth during 2016 while also considering our stable credit risk profile, which was reflected in lower levels of non-accrual and classified loans and leases.

•

We continued to invest excess liquidity in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”). The total carrying value of our investment securities portfolio was $4.6 billion as of June 30, 2016, an increase of $574.0 million or 14% compared to December 31, 2015. The higher balances in investment securities as of June 30, 2016 were primarily due to the deployment of excess liquidity into higher yielding investment securities.

•

Total deposits were $16.1 billion as of June 30, 2016, increasing slightly from December 31, 2015.  Increases in demand and savings deposits were partially offset by decreases in money market and time deposit balances.

•

Finally, total stockholder’s equity was $2.5 billion as of June 30, 2016, a decrease of $0.2 billion or 9% from December 31, 2015. The decrease in stockholder’s equity was primarily due to distributions prior to the Reorganization Transactions on April 1, 2016 of $363.6 million. We also paid cash dividends of $30.0 million to BNPP during the three months ended June 30, 2016. This was partially offset by earnings for the six months ended June 30, 2016 of $120.4 million.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2016 and 2015, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning Assets
Interest-Bearing Deposits in Other Banks	$1,516.6	$1.9	0.51%	$1,728.1	$1.2	0.27%
Available-for-Sale Investment Securities	4,206.1	19.4	1.86	4,647.7	18.7	1.62
Loans Held for Sale	—	—	—	7.7	0.1	3.42
Loans and Leases (1)
Commercial and industrial	3,257.4	23.7	2.93	2,844.0	21.1	2.97
Real estate - commercial	2,241.8	20.7	3.71	2,124.8	20.3	3.83
Real estate - construction	421.9	3.4	3.27	363.5	3.1	3.37
Real estate - residential	3,522.8	36.5	4.16	3,356.9	39.3	4.70
Consumer	1,442.0	20.0	5.58	1,278.8	19.0	5.96
Lease financing	188.5	1.4	2.91	221.2	1.6	2.99
Total Loans and Leases	11,074.4	105.7	3.84	10,189.2	104.4	4.11
Total Earning Assets (2)	16,797.1	127.0	3.04	16,572.7	124.4	3.01
Cash and Due from Banks	303.7			281.6
Other Assets	1,849.2			1,872.7
Total Assets	$18,950.0			$18,727.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,347.8	$0.6	0.06%	$4,104.8	$0.4	0.03%
Money Market	2,281.9	0.5	0.09	2,252.9	0.5	0.09
Time	3,745.3	5.4	0.58	3,804.0	4.5	0.48
Total Interest-Bearing Deposits	10,375.0	6.5	0.25	10,161.7	5.4	0.21
Short-Term Borrowings	202.9	0.1	0.18	479.2	0.1	0.05
Total Interest-Bearing Liabilities	10,577.9	6.6	0.25	10,640.9	5.5	0.21
Net Interest Income		$120.4			$118.9
Interest Rate Spread			2.79%			2.80%
Net Interest Margin			2.88%			2.88%
Noninterest-Bearing Demand Deposits	5,520.3			5,007.5
Other Liabilities	360.7			346.3
Stockholder's Equity	2,491.1			2,732.3
Total Liabilities and Stockholder's Equity	$18,950.0			$18,727.0

(1)    Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

(2)    For the three months ended June 30, 2016 and 2015, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended June 30, 2016
	Compared to June 30, 2015
(dollars in millions)	Volume	Rate	Total (1)

Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.2)	$0.9	$0.7
Available-for-Sale Investment Securities	(1.9)	2.6	0.7
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	2.9	(0.3)	2.6
Real estate - commercial	1.1	(0.7)	0.4
Real estate - construction	0.4	(0.1)	0.3
Real estate - residential	1.9	(4.7)	(2.8)
Consumer	2.3	(1.3)	1.0
Lease financing	(0.2)	—	(0.2)
Total Loans and Leases	8.4	(7.1)	1.3
Total Change in Interest Income	6.2	(3.6)	2.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	0.2	0.2
Time	—	0.9	0.9
Total Interest-Bearing Deposits	—	1.1	1.1
Short-term Borrowings	(0.1)	0.1	—
Total Change in Interest Expense	(0.1)	1.2	1.1
Change in Net Interest Income	$6.3	$(4.8)	$1.5

(1)    The change in interest income and expense not solely due to changes in volume or rate have been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $120.4 million for the three months ended June 30, 2016, an increase of $1.5 million or 1% compared to the same period in 2015. Our net interest margin was 2.88% for the three months ended June 30, 2016, unchanged from the same period in 2015. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in investment securities, lower yields from our loan portfolio, and slightly higher deposit funding costs. For the three months ended June 30, 2016, the average balance of our loans and leases was $11.1 billion, an increase of $885.2 million or 9% compared to the same period in 2015. The higher average balance in loans and leases was primarily due to strong growth in our commercial and industrial, consumer and residential real estate lending portfolios. For the three months ended June 30, 2016, yields on our investment securities portfolio were 1.86%, an increase of 24 basis points from the same period in 2015. This was partially offset by a $441.6 million or 10% decrease in the average balance of our investment securities portfolio. Yields on our loans and leases were 3.84% for the three months ended June 30, 2016, a decrease of 27 basis points as compared to the same period in 2015. We experienced a decrease in yields in each of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $6.5 million for the three months ended June 30, 2016, an increase of $1.1 million or 20% compared to the same period in 2015. Rates paid on our interest-bearing deposits were 25 basis points for the three months ended June 30, 2016, an increase of four basis points from the same period in 2015.

For the six months ended June 30, 2016 and 2015, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning Assets
Interest-Bearing Deposits in Other Banks	$1,894.9	$4.8	0.51%	$1,521.2	$2.0	0.26%
Available-for-Sale Investment Securities	4,082.5	36.0	1.77	4,784.9	37.3	1.57
Loans Held for Sale	—	—	—	6.8	0.1	3.25
Loans and Leases (1)
Commercial and industrial	3,176.5	46.7	2.95	2,786.1	41.4	2.99
Real estate - commercial	2,240.5	41.6	3.73	2,132.4	40.7	3.85
Real estate - construction	413.2	6.7	3.26	388.7	6.5	3.39
Real estate - residential	3,502.2	72.5	4.16	3,328.4	73.6	4.46
Consumer	1,428.7	39.9	5.61	1,260.3	37.9	6.06
Lease financing	190.2	2.7	2.92	224.4	3.2	2.88
Total Loans and Leases	10,951.3	210.1	3.86	10,120.3	203.3	4.05
Total Earning Assets (2)	16,928.7	250.9	2.98	16,433.2	242.7	2.98
Cash and Due from Banks	301.3			286.6
Other Assets	1,890.2			1,874.4
Total Assets	$19,120.2			$18,594.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,348.9	$1.3	0.06%	$4,082.4	$0.7	0.03%
Money Market	2,340.5	1.1	0.09	2,298.4	1.1	0.09
Time	3,785.0	10.6	0.56	3,784.6	9.2	0.49
Total Interest-Bearing Deposits	10,474.4	13.0	0.25	10,165.4	11.0	0.22
Short-Term Borrowings	213.5	0.2	0.15	433.5	0.1	0.05
Total Interest-Bearing Liabilities	10,687.9	13.2	0.25	10,598.9	11.1	0.21
Net Interest Income		$237.7			$231.6
Interest Rate Spread			2.73%			2.77%
Net Interest Margin			2.82%			2.84%
Noninterest-Bearing Demand Deposits	5,446.5			4,929.0
Other Liabilities	355.5			345.0
Stockholder's Equity	2,630.3			2,721.3
Total Liabilities and Stockholder's Equity	$19,120.2			$18,594.2

(1)    Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

(2)    For the six months ended June 30, 2016 and 2015, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 7
	Six Months Ended June 30, 2016
	Compared to June 30, 2015
(dollars in millions)	Volume	Rate	Total (1)

Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.6	$2.2	$2.8
Available-for-Sale Investment Securities	(5.8)	4.5	(1.3)
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	5.8	(0.5)	5.3
Real estate - commercial	2.1	(1.2)	0.9
Real estate - construction	0.4	(0.2)	0.2
Real estate - residential	3.8	(4.9)	(1.1)
Consumer	4.9	(2.9)	2.0
Lease financing	(0.5)	—	(0.5)
Total Loans and Leases	16.5	(9.7)	6.8
Total Change in Interest Income	11.2	(3.0)	8.2

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	0.5	0.6
Time	—	1.4	1.4
Total Interest-Bearing Deposits	0.1	1.9	2.0
Short-Term Borrowings	(0.1)	0.2	0.1
Total Change in Interest Expense	—	2.1	2.1
Change in Net Interest Income	$11.2	$(5.1)	$6.1

(1)   The change in interest income and expense not solely due to changes in volume or rate have been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable equivalent basis, was $237.7 million for the six months ended June 30, 2016, an increase of $6.2 million or 3% as compared to the same period in 2015. Our net interest margin was 2.82% for the six months ended June 30, 2016, a decrease of two basis points as compared to the same period in 2015. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in investment securities, lower yields on our loans and slightly higher deposit funding costs. For the six months ended June 30, 2016, the average balance of our loans and leases was $11.0 billion, an increase of $831.0 million or 8% compared to the same period in 2015. The higher average balance in loans and leases was primarily due to strong growth in our commercial and industrial, consumer and residential real estate lending portfolios. For the six months ended June 30, 2016, yields on our investment securities portfolio were 1.77%, an increase of 20 basis points from the same period in 2015. This was partially offset by a $702.4 million or 15% decrease in the average balance of our investment securities portfolio. Yields on our loans and leases were 3.86% for the six months ended June 30, 2016, a decrease of 19 basis points as compared to the same period in 2015. We experienced a decrease in yields in each of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $13.0 million for the six months ended June 30, 2016, an increase of $2.0 million or 18% compared to the same period in 2015. Rates paid on our interest-bearing deposits were 25 basis points for the six months ended June 30, 2016, an increase of three basis points from the same period in 2015.

Provision for Credit Losses

The Provision was $1.9 million for the three months ended June 30, 2016, which represented a decrease of $0.4 million or 16% compared to the same period in 2015. We recorded net charge-offs of $2.7 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively.  This represented net charge-offs of 0.10% and 0.06% of total loans and leases, on an annualized basis, for the three months ended June 30, 2016 and 2015, respectively. The Provision was $2.6 million for the six months ended June 30, 2016, which represented a decrease of $2.3 million or 46% compared to the same period in 2015. We recorded net charge-offs of $1.7 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. This represented net charge-offs of 0.03% and 0.07% of total loans and leases, on an annualized basis, for the six months ended June 30, 2016 and 2015, respectively. The Allowance was $136.4 million as of June 30, 2016, an increase of $0.9 million or 1% from December 31, 2015 and represented 1.22% of total outstanding loans and leases as of June 30, 2016, compared to 1.26% of total outstanding loans and leases as of December 31, 2015. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Mark Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended June 30, 2016 and 2015 and Table 9 presents the major components of noninterest income for the six months ended June 30, 2016 and 2015:

Noninterest Income				Table 8
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Service charges on deposit accounts	$9,395	$9,992	$(597)	(6)%
Credit and debit card fees	13,810	13,946	(136)	(1)
Other service charges and fees	8,914	10,081	(1,167)	(12)
Trust and investment services income	7,323	7,496	(173)	(2)
Bank-owned life insurance	3,792	2,344	1,448	62
Investment securities gains, net	3	5,859	(5,856)	n.m.
Other	3,134	2,397	737	31
Total noninterest income	$46,371	$52,115	$(5,744)	(11)%

n.m. – Denotes a variance which is not meaningful.

Noninterest Income				Table 9
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Service charges on deposit accounts	$19,184	$20,215	$(1,031)	(5)%
Credit and debit card fees	27,629	27,775	(146)	(1)
Other service charges and fees	18,141	19,735	(1,594)	(8)
Trust and investment services income	14,728	15,238	(510)	(3)
Bank-owned life insurance	6,148	5,399	749	14
Investment securities gains, net	25,731	10,862	14,869	n.m.
Other	8,329	8,489	(160)	(2)
Total noninterest income	$119,890	$107,713	$12,177	11%

n.m. – Denotes a variance which is not meaningful.

Total noninterest income was $46.4 million for the three months ended June 30, 2016, a decrease of $5.7 million or 11% as compared to the same period in 2015. Total noninterest income was $119.9 million for the six months ended June 30, 2016, an increase of $12.2 million or 11% as compared to the same period in 2015.

Service charges on deposit accounts were $9.4 million for the three months ended June 30, 2016, a decrease of $0.6 million or 6% as compared to the same period 2015. This decrease was primarily due to a $0.4 million decrease in overdraft fees from higher average transactional account balances and a $0.1 million decrease in service charges from account analysis services due to higher balances in business accounts, which resulted in higher earning credits that offset fee income. Service charges on deposit accounts were $19.2 million for the six months ended June 30, 2016, a decrease of $1.0 million or 5% as compared to the same period in 2015. This decrease was primarily due to a $0.5 million decrease in overdraft fees and a $0.3 million decrease in account analysis fees.

Other service charges and fees were $8.9 million for the three months ended June 30, 2016, a decrease of $1.2 million or 12% as compared to the same period in 2015. This decrease was primarily due to a $1.0 million decrease in fees from servicing Bank of the West credit cards which ended in November 2015, a $0.4 million decrease in insurance income and a $0.2 million decrease in residential mortgage servicing fees. This was partially offset by a $0.2 million increase in fee income from our cash management services and a $0.2 million increase in fees from standby letters of credit arrangements. Other service charges and fees were $18.1 million for the six months ended June 30, 2016, a decrease of $1.6 million or 8% as compared to the same period in 2015. This decrease was primarily due to a $2.0 million decrease in fees from servicing Bank of the West credit cards, a $0.5 million decrease in residential mortgage servicing fees and a $0.2 million decrease in insurance income. This was partially offset by a $0.4 million increase in fee income from our cash management services, a $0.3 million increase in fees from the sale of annuities and securities and a $0.2 million increase in fees from standby letters of credit arrangements.

Trust and investment services income was $7.3 million for the three months ended June 30, 2016, a decrease of $0.2 million or 2% as compared to the same period in 2015. This decrease was primarily due to a $0.2 million decrease in investment management fees and a $0.1 million decrease in irrevocable trust fees. This was partially offset by a $0.1 million increase in corporate trust and agency fees. Trust and investment services income was $14.7 million for the six months ended June 30, 2016, a decrease of $0.5 million or 3% as compared to the same period in 2015. This decrease was primarily due to a $0.5 million decrease in irrevocable trust fees, partially offset by a $0.2 million increase in corporate trust and agency fees. Trust and investment services income is largely based upon the market value of assets under management and the fee rate charged to customers. Total trust assets under administration were $12.0 billion and $12.1 billion as of June 30, 2016 and 2015, respectively.

Bank owned life insurance (“BOLI”) income was $3.8 million for the three months ended June 30, 2016, an increase of $1.4 million or 62% as compared to the same period in 2015. BOLI income was $6.1 million for the six months ended June 30, 2016, an increase of $0.7 million or 14% as compared to the same period in 2015. These increases were primarily due to earnings during this period as well as death benefits received in 2016.

Net gains on the sale of investment securities were nominal for the three months ended June 30, 2016, a decrease of $5.9 million as compared to the same period in 2015. During the three months ended June 30, 2016, we had one called investment security that resulted in a nominal gain. During the three months ended June 30, 2015, we sold investment positions in U.S. Treasury Notes, which resulted in a net gain on sale of $5.9 million. Net gains on the sale of investment securities were $25.7 million for the six months ended June 30, 2016, an increase of $14.9 million as compared to the same period in 2015. Net gains on the sale of investment securities for the six months ended June 30, 2016 were primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares. During the six months ended June 30, 2015, we sold investment positions in U.S. Treasury Notes and MasterCard stock for net gains of $10.1 and $0.8 million, respectively.

Other noninterest income was $3.1 million for the three months ended June 30, 2016, an increase of $0.7 million or 31% as compared to the same period in 2015. The increase was primarily due to a $1.7 million increase in customer related interest rate swap fees, partially offset by a $0.5 million decrease in gains on the sales of mortgage loans and a $0.3 million decrease in the gain on sale of other real estate owned. Other noninterest income was $8.3 million for the six months ended June 30, 2016, a decrease of $0.2 million or 2% as compared to the same period in 2015. This decrease was primarily due to a $1.4 million decrease from a vendor signing bonus, $1.2 million decrease in gains on the sales of mortgage loans and a $0.9 million decrease in income from a previously written-down investment security. This was partially offset by a $1.5 million increase in customer related interest rate swap fees and a $1.4 million increase in recoveries on a loan in excess of amounts previously charged-off.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended June 30, 2016 and 2015 and Table 11 presents the major components of noninterest expense for the six months ended June 30, 2016 and 2015:

Noninterest Expense				Table 10
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Salaries and employee benefits	$41,955	$42,068	$(113)	—%
Contracted services and professional fees	9,939	10,902	(963)	(9)
Occupancy	4,809	5,465	(656)	(12)
Equipment	4,116	3,635	481	13
Regulatory assessment and fees	2,846	2,387	459	19
Advertising and marketing	1,425	1,490	(65)	(4)
Card rewards program	2,729	4,831	(2,102)	(44)
Other	10,654	10,437	217	2
Total noninterest expense	$78,473	$81,215	$(2,742)	(3)%

Noninterest Expense				Table 11
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Salaries and employee benefits	$86,656	$84,294	$2,362	3%
Contracted services and professional fees	22,694	21,232	1,462	7
Occupancy	10,121	10,249	(128)	(1)
Equipment	7,943	7,101	842	12
Regulatory assessment and fees	5,323	4,720	603	13
Advertising and marketing	3,049	2,829	220	8
Card rewards program	6,231	8,411	(2,180)	(26)
Other	21,520	21,094	426	2
Total noninterest expense	$163,537	$159,930	$3,607	2%

Total noninterest expense was $78.5 million for the three months ended June 30, 2016, a decrease of $2.7 million or 3% as compared to the same period in 2015. Total noninterest expense was $163.5 million for the six months ended June 30, 2016, an increase of $3.6 million or 2% as compared to the same period in 2015.

Salaries and employee benefits expense was $42.0 million for the three months ended June 30, 2016, a slight decrease as compared to the same period in 2015. This decrease was primarily due to a $2.4 million increase in reimbursements from an affiliate related to CCAR requirements. This was largely offset by a $1.4 million decrease in deferred loan origination costs, a $0.5 million increase in incentive compensation and a $0.5 million increase in group health plan costs. Salaries and employee benefits expense was $86.7 million for the six months ended June 30, 2016, an increase of $2.4 million or 3% as compared to the same period in 2015. This increase was primarily due to a $2.4 million decrease in deferred loan origination costs, a $1.8 million increase in incentive compensation and a $0.7 million increase in group health plan costs. This was partially offset by a $2.5 million increase in reimbursements from an affiliate related to CCAR requirements and a $1.1 million decrease in retirement plan expenses.

Contracted services and professional fees were $9.9 million for the three months ended June 30, 2016, a decrease of $1.0 million or 9% as compared to the same period in 2015. This decrease was primarily due to a $1.0 million increase in reimbursements from an affiliate related to CCAR expenses. Contracted services and professional fees were $22.7 million for the six months ended June 30, 2016, an increase of $1.5 million or 7% as compared to the same period in 2015. This increase was due to a $3.0 million increase in audit fees due to the Reorganization Transactions and initial public offering and a $1.1 million increase primarily attributable to marketing and rebranding services. This was partially offset by a $2.4 million increase in reimbursements from an affiliate related to CCAR expenses.

Occupancy expense was $4.8 million for the three months ended June 30, 2016, a decrease of $0.7 million or 12% as compared to the same period in 2015. This decrease was primarily due to a $0.8 million decrease in utilities expense due to lower rates and a $0.2 million decrease in building maintenance expense.  This was partially offset by a $0.3 million decrease in net sublease rental income. Occupancy expense was $10.1 million for the six months ended June 30, 2016, a decrease of $0.1 million or 1% as compared to the same period in 2015. This decrease was primarily due to a $0.8 million decrease in utilities expense and a $0.3 million decrease in building maintenance expense. This was partially offset by a $1.0 million decrease in net sublease rental income.

Equipment expense was $4.1 million for the three months ended June 30, 2016, an increase of $0.5 million or 13% as compared to the same period in 2015. This increase was primarily due to a $0.5 million increase in service contracts expense. Equipment expense was $7.9 million for the six months ended June 30, 2016, an increase of $0.8 million or 12% as compared to the same period in 2015. This increase was primarily due to a $0.7 million increase in service contracts expense and a $0.3 million increase in depreciation expense.  This was partially offset by a $0.2 million decrease in other equipment expense.

Regulatory assessment and fees were $2.8 million for the three months ended June 30, 2016, an increase of $0.5 million or 19% as compared to the same period in 2015. This increase was primarily due to an increase in FDIC insurance assessments, the result of a higher assessment base (i.e., average tangible assets). Regulatory assessment and fees were $5.3 million for the six months ended June 30, 2016, an increase of $0.6 million or 13% as compared to the same period in 2015. This increase was primarily due to an increase in FDIC insurance assessments, the results of a higher assessment rate and a higher assessment base.

Card rewards program expense was $2.7 million for the three months ended June 30, 2016, a decrease of $2.1 million or 44% as compared to the same period in 2015. Card rewards program expense was $6.2 million for the six months ended June 30, 2016, a decrease of $2.2 million or 26% as compared to the same period in 2015. These decreases were primarily due to a change in terms related to the expiration of our debit card reward points which was recorded during the three months ended June 30, 2016.

Other noninterest expense was $10.7 million for the three months ended June 30, 2016, an increase of $0.2 million or 2% as compared to the same period in 2015. This increase was primarily due to a $0.5 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft) and a $0.3 million increase in software depreciation. This was partially offset by a $0.6 million decrease in mortgage loan charges. Other noninterest expense was $21.5 million for the six months ended June 30, 2016, an increase of $0.4 million or 2% as compared to the same period in 2015. This increase was primarily due to a $0.9 million increase in operational losses and a $0.6 million increase in software depreciation. This was partially offset by a $1.1 million decrease in mortgage loan charges.

Provision for Income Taxes

The provision for income taxes was $31.6 million (an effective tax rate of 36.52%) for the three months ended June 30, 2016, compared with a provision for income taxes of $33.0 million (an effective tax rate of 37.71%) for the same period in 2015. The provision for income taxes was $71.1 million (an effective tax rate of 37.13%) for the six months ended June 30, 2016, compared with a provision for income taxes of $65.8 million (an effective tax rate of 37.71%) for the same period in 2015. Additional information about the provision for income taxes is presented in “Note 10. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 12 summarizes net income from our business segments for the three and six months ended June 30, 2016 and 2015. Additional information about operating segment performance is presented in “Note 16. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Retail Banking	$45,267	$44,520	$88,942	$88,614
Commercial Banking	19,428	19,911	39,051	40,236
Treasury and Other	(9,835)	(9,873)	(7,602)	(20,170)
Total	$54,860	$54,558	$120,391	$108,680

Retail Banking.  Our Retail Banking segment includes the financial products and services we provide to consumers, small businesses and certain commercial customers. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Our Retail Banking segment also includes our wealth management services.

Net income for the Retail Banking segment was $45.3 million for the three months ended June 30, 2016, an increase of $0.7 million or 2% as compared to the same period in 2015. The increase in net income for the Retail Banking segment was primarily due to higher net interest income and a lower Provision, partially offset by lower noninterest income and higher noninterest expense. The increase in net interest income was due to strong loan growth in all major loan categories, while the lower Provision was due to lower loss rates for the segment. The lower noninterest income was primarily due to lower overdraft fees, insurance income, gains on the sale of mortgage loans and mortgage investor loan fees. The increase in noninterest expense was primarily due to lower deferred salaries expense, a result of lower origination rates per loan in 2016.

Net income for the Retail Banking segment was $88.9 million for the six months ended June 30, 2016, a nominal increase as compared to the same period in 2015. The slight increase in net income for the Retail Banking segment was primarily due to higher net interest income and a lower Provision, partially offset by lower noninterest income and higher noninterest expense.  As noted above, the increase in net interest income for the Retail Banking segment was due to strong growth in all major loan categories. The Provision was also lower due to lower loss rates for the Retail Banking segment.

The lower noninterest income was primarily due to lower gains on the sale of mortgage loans, overdraft fees, trust and investment services income and insurance income.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $19.4 million for the three months ended June 30, 2016, a decrease of $0.5 million or 2% as compared to the same period in 2015. The decrease in net income for the Commercial Banking segment was primarily due to lower net interest income and a slightly higher Provision, partially offset by higher noninterest income and lower noninterest expense. Although we have experienced strong loan growth in our Commercial Banking segment, new loans were generally originated at lower rates and existing loans were repricing at lower rates in the three months ended June 30, 2016 as compared to the same period in 2015. The slight increase in the Provision was primarily due to strong loan growth in our automobile lending portfolio and the historical loss rates associated with that portfolio. The increase in noninterest income was primarily due to an increase in customer related interest rate swap fees, partially offset by a decrease in fees from servicing Bank of the West credit cards which ended in November 2015. The decrease in noninterest expense was primarily due to a change in terms related to the expiration of our debit card reward points which was recorded during the three months ended June 30, 2016.

Net income for the Commercial Banking segment was $39.1 million for the six months ended June 30, 2016, a decrease of $1.2 million or 3% as compared to the same period in 2015. The decrease in net income for the Commercial Banking segment was primarily due to lower net interest income and noninterest income, partially offset by a lower Provision and noninterest expense. The decrease in net interest income was primarily due to new loan originations at lower rates and the repricing of our existing loans at lower rates as well. As noted above, the decrease in noninterest income was primarily due to a decrease in fees from servicing Bank of the West credit cards beginning in November 2015. The lower Provision was primarily due to lower historical loss rates for the Commercial Banking segment. The decrease in noninterest expense was primarily due to a change in terms related to the expiration of our debit card reward points which was recorded during the six months ended June 30, 2016.

Treasury and Other.  Our Treasury and Other segment includes our treasury business, which consists of corporate asset and liability management activities, including interest rate risk management. The assets and liabilities (and related interest income and expense) of our treasury business consist of interest bearing deposits, investment securities, federal funds sold and purchased, government deposits, short and long term borrowings and bank owned properties. Our primary sources of noninterest income are from bank owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer driven currency requests from merchants and island visitors and management of bank owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing, and Corporate and Regulatory Administration) provide a wide range of support to our other income earning segments. Expenses incurred by these support units are charged to the applicable business segments through an internal cost allocation process.

Net loss for the Treasury and Other segment was $9.8 million for the three months ended June 30, 2016, a nominal change from the same period in 2015. The change in net loss was primarily due to a decrease in noninterest income, offset by a decrease in noninterest expense.  The decrease in noninterest income was primarily due to net gains on the sale of investment securities of $5.9 million for the three months ended June 30, 2015.  During the three months ended June 30, 2016, we had one investment security which was called that resulted in a nominal gain. The decrease in noninterest expense was primarily due to a decrease in utilities expense, and advertising and marketing.

Net loss for the Treasury and Other segment was $7.6 million for the six months ended June 30, 2016, a decrease in the net loss of $12.6 million or 62% as compared to the same period in 2015. The decrease in the net loss was primarily due to an increase in noninterest income and a decrease in noninterest expense.  The increase in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares. The decrease in noninterest expense was primarily due to a decrease in service contracts, depreciation expense, outside services and audit fees.

Analysis of Financial Condition

Liquidity

Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. We consider the effective and prudent management of liquidity to be fundamental to our health and strength. Our objective is to manage our cash flow and liquidity reserves so that they are adequate to fund our obligations and other commitments on a timely basis and at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements and off balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability and off balance sheet positions. The Company’s Asset Liability Management Committee (“ALCO”) monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of June 30, 2016 and December 31, 2015, cash and cash equivalents were $1.3 billion and $2.7 billion, respectively. Potential sources of liquidity also include investment securities in our available for sale portfolio. The carrying value of our available for sale investment securities were $4.6 billion and $4.0 billion as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by the Ginnie Mae, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of June 30, 2016 and December 31, 2015, our available for sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.4 years. Furthermore, as of June 30, 2016, we expect maturities and paydowns of approximately $1.1 billion to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of June 30, 2016, we have borrowing capacity of $1.5 billion from the FHLB and $656.3 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost source of funding. As of June 30, 2016 and December 31, 2015, our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $13.6 billion and $13.5 billion, respectively, which represented 84% of our total deposits as of both period end dates. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and dividends to be paid to our shareholders. We expect to meet these obligations from dividends paid by First Hawaiian Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short term borrowings, and the issuance of long term debt and equity securities.

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of June 30, 2016 and December 31, 2015:

Investment Securities		Table 13
	June 30,	December 31,
(dollars in thousands)	2016	2015
U.S. Treasury securities	$—	$499,976
Non-government securities	159,408	95,824
Government agency mortgage-backed securities	192,178	55,982
Government-sponsored enterprises mortgage-backed securities	9,515	10,745
Non-government mortgaged-backed securities	—	157
Non-government asset-backed securities	36,089	95,310
Collateralized mortgage obligations:
Government agency	3,134,301	2,239,934
Government-sponsored enterprises	1,069,776	1,029,337
Total securities available for sale	$4,601,267	$4,027,265

Table 14 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of June 30, 2016:

Maturities and Weighted-Average Yield on Securities (1)											Table 14
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of June 30, 2016
Available-for-Sale
Non-government securities	$159.1	1.87%	$—	—%	$—	—%	$—	—%	$159.1	1.87%	$159.4
Mortgage-Backed Securities: (2)
Government agency	31.3	2.24	82.8	2.24	47.6	2.24	29.3	2.23	191.0	2.24	192.2
Government-sponsored enterprises	1.8	4.07	5.2	4.00	2.0	3.75	—	—	9.0	3.96	9.5
Asset-Backed Securities: (2)
Non-government	33.7	0.85	2.4	0.91	—	—	—	—	36.1	0.85	36.1
Collateralized mortgage obligations: (2)
Government agency	613.5	1.81	1,767.4	1.89	626.6	2.00	96.9	2.11	3,104.4	1.90	3,134.3
Government-sponsored enterprises	234.8	1.89	618.3	1.89	196.8	1.80	16.5	2.25	1,066.4	1.88	1,069.8
Total Securities Available-for-Sale
As of June 30, 2016	$1,074.2	1.82%	$2,476.1	1.91%	$873.0	1.97%	$142.7	2.15%	$4,566.0	1.91%	$4,601.3

(1)   Weighted-average yields were computed  on a fully taxable-equivalent basis.

(2)    Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our available for sale investment securities portfolio was $4.6 billion as of June 30, 2016, an increase of $574.0 million or 14% compared to December 31, 2015. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of June 30, 2016, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited consolidated balance sheets, with $4.2 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $159.4 million in non-government debt securities (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $201.7 million in mortgage backed securities issued by Ginnie Mae and Fannie Mae, and $36.1 million in automobile asset backed securities.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio. In the fourth quarter of 2015, we reduced our positions in collateralized mortgage obligations, asset backed securities and U.S. Treasury Notes as part of a rebalancing of the investment securities portfolio. As of December 31, 2015, we maintained relatively larger cash balances with the FRB, for planned redeployment into other investment securities and lending opportunities in 2016. During the three months ended June 30, 2016, we drew down our cash balances at the FRB and purchased $1.0 billion in collateralized mortgage obligations and mortgage-backed securities issued by Ginnie Mae.

Gross unrealized gains in our investment securities portfolio were $43.8 million and $3.4 million as of June 30, 2016 and December 31, 2015. Gross unrealized losses in our investment securities portfolio were $8.5 million as of June 30, 2016 and $44.9 million as of December 31, 2015. Higher unrealized gains and lower unrealized losses in our investment securities portfolio were primarily due to market interest rates decreasing during the six months ended June 30, 2016, relative to when the investment securities were purchased. The higher gross unrealized gain positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of June 30, 2016, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of June 30, 2016 and December 31, 2015, we held FHLB stock of $10.1 million which is recorded as a component of other assets in our unaudited consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of June 30, 2016 and December 31, 2015:

Loans and Leases		Table 15
	June 30,	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$3,288,503	$3,057,455
Real estate:
Commercial	2,181,732	2,164,448
Construction	424,743	367,460
Residential	3,654,525	3,532,427
Total real estate	6,261,000	6,064,335
Consumer	1,452,088	1,401,561
Lease financing	186,104	198,679
Total loans and leases	$11,187,695	$10,722,030

Total loans and leases were $11.2 billion as of June 30, 2016, an increase of $465.7 million or 4% from December 31, 2015 with increases in all categories, except for lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.3 billion as of June 30, 2016, an increase of $231.0 million or 8% from December 31, 2015. The increase in this portfolio was reflective of a strong Hawaii economy, which has encouraged local businesses to expand and to reinvest in their businesses. Also contributing to this increase was the continued strong customer demand for new automobiles.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.2 billion as of June 30, 2016, a slight increase of $17.3 million or 1% from December 31, 2015. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate class of loans. Construction loans were $424.7 million as of June 30, 2016, an increase of $57.3 million or 16% from December 31, 2015 due to borrowers drawing down on their lines of credit as construction work progresses.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on the London Interbank Offered Rate. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $3.7 billion as of June 30, 2016, an increase of $122.1 million or 3% from December 31, 2015. The increase in this portfolio was primarily due to our decision to reduce sales of our residential real estate loan originations in the secondary market for the six months ended June 30, 2016. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.5 billion as of June 30, 2016, an increase of $50.5 million or 4% from December 31, 2015. The increase in this portfolio was primarily due to increases in consumer indirect automobile loans and personal loans. A strong Hawaii economy, higher statewide personal income and lower unemployment trends are contributing factors to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $186.1 million as of June 30, 2016, a decrease of $12.6 million or 6% from December 31, 2015, primarily due to several large payoffs and paydowns during 2016, as well as continued runoff of the leveraged lease portfolio.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” in MD&A for more information on our loan and lease portfolio.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of June 30, 2016 and December 31, 2015:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	June 30, 2016
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,339,194	$1,692,306	$148,771	$108,232	$3,288,503
Real estate:
Commercial	1,479,894	378,683	323,155	—	2,181,732
Construction	290,250	102,225	32,268	—	424,743
Residential	3,510,505	7,581	136,439	—	3,654,525
Total real estate	5,280,649	488,489	491,862	—	6,261,000
Consumer	1,069,493	28,730	351,859	2,006	1,452,088
Lease financing	54,984	109,916	9,969	11,235	186,104
Total Loans and Leases	$7,744,320	$2,319,441	$1,002,461	$121,473	$11,187,695
Percentage of Total Loans and Leases	69%	21%	9%	1%	100%

(1)    For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2015
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,359,737	$1,437,183	$145,024	$115,511	$3,057,455
Real estate:
Commercial	1,509,675	326,249	328,524	—	2,164,448
Construction	249,892	91,512	26,056	—	367,460
Residential	3,387,985	8,890	135,552	—	3,532,427
Total real estate	5,147,552	426,651	490,132	—	6,064,335
Consumer	1,039,256	45,167	316,200	938	1,401,561
Lease financing	54,335	122,148	10,611	11,585	198,679
Total Loans and Leases	$7,600,880	$2,031,149	$961,967	$128,034	$10,722,030
Percentage of Total Loans and Leases	71%	19%	9%	1%	100%

(1)    For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, limited participation in Shared National Credits and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes leveraged lease financing activities on the U.S. mainland, but this portfolio continues to run off and no new leveraged leases are being added to the portfolio. Our consumer lending activities are concentrated primarily in Hawaii and to a smaller extent Guam and Saipan.

Table 18 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of June 30, 2016:

Maturities for Selected Loan Categories (1)				Table 18
	June 30, 2016
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,213,992	$1,667,632	$406,879	$3,288,503
Real estate - construction	122,038	170,667	132,038	424,743
Total Loans and Leases	$1,336,030	$1,838,299	$538,917	$3,713,246

Total of loans due after one year with:
Fixed interest rates		$208,665	$146,440	$355,105
Variable interest rates		1,629,634	392,477	2,022,111
Total Loans and Leases		$1,838,299	$538,917	$2,377,216

(1)   Based on contractual maturities.

Credit Quality

We evaluate certain loans and leases, including commercial and industrial loans, commercial real estate loans and construction loans, individually for impairment and non-accrual status. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We generally place a loan on non-accrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection. Loans on non-accrual status are generally classified as impaired, but not all impaired loans are necessarily placed on non-accrual status. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information about our credit quality indicators.

For purposes of managing credit risk and estimating the Allowance, management has identified three categories of loans (commercial, residential real estate and consumer) that we use to develop our systematic methodology to determine the Allowance. The categorization of loans for the evaluation of credit risk is specific to our credit risk evaluation process and these loan categories are not necessarily the same as the loan categories used for other evaluations of our loan portfolio. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information about our approach to estimating the Allowance.

The following tables and discussion address non-performing assets, loans and leases that are 90 days past due but are still accruing interest, impaired loans and loans modified in a troubled debt restructuring.

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2016 and December 31, 2015:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	June 30,	December 31,
(dollars in thousands)	2016	2015
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$3,598	$3,958
Real estate - commercial	—	138
Real estate - construction	324	—
Lease financing	173	181
Total Commercial Loans	4,095	4,277
Residential	9,231	12,344
Total Non-Accrual Loans and Leases	13,326	16,621
Other Real Estate Owned	205	154
Total Non-Performing Assets	$13,531	$16,775

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$—	$2,496
Real estate - commercial	—	161
Lease financing	—	174
Total Commercial Loans	—	2,831
Residential	1,334	737
Consumer	1,568	1,454
Total Accruing Loans and Leases Past Due 90 Days or More	$2,902	$5,022

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	47,955	$28,351
Total Loans and Leases	$11,187,695	$10,722,030

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.12%	0.16%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.12%	0.16%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.15%	0.20%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for six months ended June 30, 2016 and for the year ended December 31, 2015:

Non-Performing Assets		Table 20

	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance at Beginning of Period	$16,775	$28,257
Additions	1,815	6,015
Reductions
Payments	(3,663)	(7,492)
Return to Accrual Status	(1,012)	(2,692)
Sales of Other Real Estate Owned	(154)	(6,879)
Charge-offs/Write-downs	(230)	(434)
Total Reductions	(5,059)	(17,497)
Balance at End of Period	$13,531	$16,775

The level of NPAs represents an indicator of the potential for future credit losses. NPAs consist of non-accrual loans and leases and other real estate owned. Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to other real estate owned or are no longer classified as non-accrual because they have returned to accrual status as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Total NPAs were $13.5 million as of June 30, 2016, a decrease of $3.2 million or 19% from December 31, 2015. The ratio of our NPAs to total loans and leases, and other real estate owned was 0.12% as of June 30, 2016, a decrease of four basis points from December 31, 2015. The decrease in total NPAs was primarily due to a $3.1 million decrease in residential real estate non-accrual loans, a $0.4 million decrease in commercial and industrial non-accrual loans, partially offset by a $0.3 million increase in construction non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2016, residential real estate non-accrual loans were $9.2 million, a decrease of $3.1 million or 25% from December 31, 2015. As of June 30, 2016, our residential real estate non-accrual loans were comprised of 51 loans with a weighted average current loan-to-value (“LTV”) ratio of 74%.

Commercial and industrial non-accrual loans were $3.6 million as of June 30, 2016, a decrease of $0.4 million or 9% from December 31, 2015.  All of our commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.6 million in charge-offs related to these loans.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.2 million as of June 30, 2016, relatively unchanged from December 31, 2015 and was comprised of one residential real estate property.

We attribute the lower level of NPAs to strong general economic conditions in Hawaii, led by strong tourism and construction industries, relatively low unemployment and rising real estate prices. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $2.9 million as of June 30, 2016, a decrease of $2.1 million or 42% as compared to December 31, 2015. Commercial and industrial loans that were past due 90 days or more and still accruing interest decreased by $2.5 million in the first six months of 2016 due to a loan being restructured, being brought current as to principal and interest and being well secured. This was partially offset by increases in delinquencies in our residential real estate and consumer lending portfolios.

Impaired Loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been modified in a troubled debt restructuring, the contractual terms of the loan agreement refers to the contractual terms specified by the original loan agreement, not the contractual terms specified by the modified loan agreement.

Impaired loans were $64.0 million and $44.1 million as of June 30, 2016 and December 31, 2015, respectively. These impaired loans had a related Allowance of $0.7 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively. The increase in impaired loans during the first six months of 2016 was primarily due to four commercial and industrial loans totaling $16.0 million that were modified in a troubled debt restructuring. Also contributing to the increase in impaired loans during the first six months of 2016 was two commercial real estate loans totaling $5.5 million that were modified in a troubled debt restructuring. As of June 30, 2016 and December 31, 2015, we recorded charge-offs of $2.2 million related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of June 30, 2016 had been accrued under the original terms, approximately $0.2 million and $0.4 million in additional interest income would have been recorded in the three and six months ended June 30, 2016, respectively, and approximately $0.3 million and $0.5 million in additional interest income would have been recorded for the three and six months ended June 30, 2015, respectively. Actual interest income recorded on these loans were $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 21 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of June 30, 2016 and December 31, 2015:

Loans Modified in a Troubled Debt Restructuring		Table 21
	June 30,	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$27,052	$11,888
Real estate - commercial	11,158	5,649
Total Commercial	38,210	17,537
Residential	14,791	11,906
Total	$53,001	$29,443

Loans modified in a TDR were $53.0 million as of June 30, 2016, an increase of $23.6 million or 80% from December 31, 2015. This increase was primarily due to the addition of four commercial and industrial loans totaling $16.4 million, two commercial real estate loans totaling $5.5 million and eight residential real estate loans totaling of $3.6 million. This was partially offset by charge-offs of $0.7 million and paydowns on existing loans. As of June 30, 2016, $50.6 million or 95% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments. See ‘‘Note 4. Allowance for Loan and Lease Losses’’ contained in our unaudited interim consolidated financial statements for more information and a description of the modification programs that we currently offer to our customers.

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2016 and December 31, 2015 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 22 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses				Table 22

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$137,154	$135,698	$135,484	$134,799
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(52)	(304)	(138)	(304)
Total Commercial Loans	(52)	(304)	(138)	(304)
Residential	(456)	(4)	(528)	(77)
Consumer	(4,295)	(4,685)	(8,501)	(8,610)
Total Loans and Leases Charged-Off	(4,803)	(4,993)	(9,167)	(8,991)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	19	535	222	706
Real estate - commercial	47	52	3,246	240
Lease financing	1	1	1	1
Total Commercial Loans	67	588	3,469	947
Residential	460	1,070	766	1,490
Consumer	1,582	1,725	3,208	3,243
Total Recoveries on Loans and Leases Previously Charged-Off	2,109	3,383	7,443	5,680
Net Loans and Leases Charged-Off	(2,694)	(1,610)	(1,724)	(3,311)
Provision for Credit Losses	1,900	2,250	2,600	4,850
Balance at End of Period	$136,360	$136,338	$136,360	$136,338
Average Loans and Leases Outstanding	$11,074,430	$10,189,164	$10,951,295	$10,120,337
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.10%	0.06%	0.03%	0.07%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.22%	1.33%	1.22%	1.33%

Tables 23 and 24 present the allocation of the Allowance by loan category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2016 and December 31, 2015:

Allocation of the Allowance by Loan and Lease Category		Table 23

	June 30,	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$35,792	$34,025
Real estate - commercial	18,260	18,489
Real estate - construction	4,636	3,793
Lease financing	780	888
Total commercial	59,468	57,195
Residential	46,452	46,099
Consumer	28,386	28,385
Unallocated	2,054	3,805
Total Allowance for Loan and Lease Losses	$136,360	$135,484

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 24

	June 30,		December 31,
	2016		2015
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	1.09%	26.25%	1.11%	25.11%
Real estate - commercial	0.84	13.39	0.85	13.65
Real estate - construction	1.09	3.40	1.03	2.80
Lease financing	0.42	0.57	0.45	0.66
Total commercial	0.98	43.61	0.99	42.22
Residential	1.27	34.07	1.31	34.03
Consumer	1.95	20.82	2.03	20.95
Unallocated	—	1.50	—	2.80
Total	1.22%	100.00%	1.26%	100.00%

As of June 30, 2016, the Allowance was $136.4 million or 1.22% of total loans and leases outstanding, compared with an Allowance of $135.5 million or 1.26% of total loans and leases outstanding as of December 31, 2015. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $2.7 million or 0.10% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2016 compared to $1.6 million or 0.06% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2015. Net recoveries in our commercial lending portfolio were nominal for the three months ended June 30, 2016 compared to net recoveries of $0.3 million for the three months ended June 30, 2015. Net recoveries in our residential lending portfolio were nominal for the three months ended June 30, 2016 compared to net recoveries of $1.1 million for the three months ended June 30, 2015. Our net recovery position in both of these periods was primarily due to a strong economy and rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $2.7 million for the three months ended June 30, 2016 compared to net charge-offs of $3.0 million for the three months ended June 30, 2015. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $1.7 million or 0.03% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2016 compared to $3.3 million or 0.07% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2015.  Net recoveries in our commercial lending portfolio were $3.3 million for six months ended June 30, 2016 compared to net recoveries of $0.6 million for the six months ended June 30, 2015. Our net recovery position in the first six months of 2016 was primarily due to a $3.2 million recovery on a previously charged-off commercial real estate loan. Net recoveries in our residential lending portfolio were $0.2 million for the six months ended June 30, 2016 compared to net recoveries of $1.4 million for the six months ended June 30, 2015. As noted above, rising real estate prices in Hawaii is largely attributable to our net recovery position in this portfolio segment. Net charge-offs in our consumer lending portfolio were $5.3 million for the six months ended June 30, 2016 compared to net charge-offs of $5.4 million for the six months ended June 30, 2015. These higher loss rates reflect the inherent risk related to our consumer lending portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2016 and December 31, 2015 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of June 30, 2016, the allocation of the Allowance to our commercial loans increased by $2.3 million or 4% from December 31, 2015. This was primarily due to strong loan growth in this portfolio segment during 2016. As of June 30, 2016, the allocation of the Allowance to our residential real estate loan portfolio increased by $0.4 million or 1% from December 31, 2015. Despite lower levels of NPAs in this loan portfolio, the increase in the allocation of the Allowance to this portfolio segment was due to strong loan growth in the portfolio during 2016. As of June 30, 2016, the allocation of the Allowance to our consumer loan portfolio remained unchanged from December 31, 2015.

See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of June 30, 2016 and December 31, 2015. Our goodwill originates from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of First Hawaiian Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and six months ended June 30, 2016. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $284.1 million as of June 30, 2016, a decrease of $23.6 million or 8% from December 31, 2015.  This decrease was primarily due to a $44.4 million decrease in current and deferred income tax assets as a result of the Reorganization Transactions, changes in the fair value of our investment securities and the accrual of our tax provision for the first six months of 2016. Also contributing to the decrease in other assets was a $17.8 million decrease in clearing and suspense account balances, a result of normal banking operations. This was partially offset by a $20.5 million increase in the fair value of our customer related interest rate swap agreements and an $18.9 million increase in prepaid expenses.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of June 30, 2016 and December 31, 2015:

Deposits		Table 25
	June 30,	December 31,
(dollars in thousands)	2016	2015
Demand	$5,501,727	$5,331,829
Savings	4,366,333	4,354,140
Money Market	2,472,220	2,565,955
Time	3,781,824	3,810,000
Total Deposits	$16,122,104	$16,061,924

Total deposits were $16.1 billion as of June 30, 2016, increasing slightly from December 31, 2015. Increases in demand and savings deposits were partially offset by decreases in money market and time deposit balances. We continue to focus on our strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in demand, savings and money market products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts (defined as all deposits excluding time deposits in excess of $250,000) generally deepens and extends the length of customer relationships.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”), which are reflected as short-term borrowings in the unaudited interim consolidated balance sheets, were $35.0 million as of June 30, 2016, a decrease of $181.2 million or 84% from December 31, 2015. All of our repurchase agreements were either with the State of Hawaii or counties within the State of Hawaii. Balances in repurchase agreements fluctuate throughout the year based on the liquidity needs of our customers. See “Note 7. Short Term Borrowings” contained in our unaudited interim consolidated financial statements for more information.

Pension and Postretirement Plan Obligations

We have a qualified noncontributory defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan, a non-qualified pension plan for eligible directors and a postretirement benefit plan providing life insurance and healthcare benefits that we offer to our directors and employees, as applicable. The qualified noncontributory defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen plans. To calculate annual pension costs, we use the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate.

The liability for pension and postretirement benefit plan obligations was $138.0 million as of June 30, 2016, an increase of $4.1 million or 3% from December 31, 2015. This increase was primarily due to monthly accruals in 2016 related to our pension and postretirement benefit plans. Our accruals in 2016 are higher as compared to 2015 due to the use of a new mortality table and a lower discount rate assumption.

On March 31, 2016, the board of directors of BancWest agreed to spin off the assets and liabilities attributable to Bank of the West participants under BancWest’s defined benefit pension plan to another defined benefit pension plan sponsored by Bank of the West. To meet the requirements of Section 414(l) of the Internal Revenue Code, the ratio of assets to liabilities after the spinoff must be the same for each plan. Currently, the assets attributable to each employer’s contributions are separately accounted for, and, based on the separate accounting, the ratio of assets to liabilities is higher for Bank of the West than for First Hawaiian Bank. Management of the two banks are considering alternatives to equalize the ratios and currently expect that First Hawaiian Bank would be required to make a contribution to the plan of approximately $25.0 - $30.0 million. The actual contribution amount of cash would be subject to asset levels at the time of the spinoff of the assets under the plan. We expect the spinoff to occur in the fourth quarter of 2016.

See ‘‘Note 14. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of June 30, 2016 and December 31, 2015, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Capital

In July 2013, the federal bank regulators approved final rules (the ‘‘New Capital Rules’’), implementing the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Subject to a phase-in period for various provisions, the New Capital Rules became effective for us and for the Bank on January 1, 2015. The New Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The New Capital Rules, among other things, (i) introduce a new capital measure called ‘‘Common Equity Tier 1’’ (‘‘CET1’’), (ii) specify that Tier 1 capital consists of CET1 and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

The phase-in period became effective for the Company on January 1, 2015 when banks were required to maintain 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 Capital to risk-weighted assets, and 8.0% of Total Capital to risk-weighted assets. On that date, the deductions from CET1 capital were limited to 40% of the final phased-in deductions. Implementation of the deductions and other adjustments to CET1 will be phased-in over a five year period which began on January 1, 2015. Implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased-in over a four year period (increasing each subsequent January 1st by the same amount until it reaches 2.5% on January 1, 2019).

As of June 30, 2016, our capital levels remained characterized as ‘‘well capitalized’’ under the New Capital Rules. Our regulatory capital ratios, calculated in accordance with the New Capital Rules, are presented in Table 26 below. There have been no conditions or events since June 30, 2016 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 26

	June 30,	December 31,
(dollars in thousands)	2016	2015
Stockholder's Equity	$2,501,008	$2,736,941
Less:
Goodwill	995,492	995,492
Other	(5,227)	(51,259)
Tier 1 Capital	1,510,743	1,792,708
Less: Tier 1 Minority Interest Not Included in Common Equity Tier 1 Capital	—	(7)
Common Equity Tier 1 Capital	$1,510,743	$1,792,701
Add:
Allowable Reserve for Credit Losses	136,960	136,084
Tier 1 Minority Interest Included in Total Capital	—	7
Total Capital	$1,647,703	$1,928,792

Risk-Weighted Assets	$12,132,812	$11,706,402

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.45%	15.31%
Tier 1 Capital Ratio	12.45%	15.31%
Total Capital Ratio	13.58%	16.48%
Tier 1 Leverage Ratio	8.42%	9.84%

Total stockholder’s equity was $2.5 billion as of June 30, 2016, a decrease of $0.2 million or 9% from December 31, 2015. The change in stockholder’s equity was primarily due to distributions prior to the Reorganization Transactions on April 1, 2016 of $363.6 million. We also paid cash dividends of $30.0 million during the three months ended June 30, 2016 to BNPP. This was partially offset by earnings for the six months ended June 30, 2016 of $120.4 million.

Off‑Balance Sheet Arrangements and Guarantees

Off‑Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low income housing partnerships. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2016 and December 31, 2015, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.8 billion and $3.1 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2016, we repurchased one residential mortgage loan with an aggregate unpaid principal balance of $0.2 million as a result of representation and warranty provisions contained in these contracts. However, no loss was incurred related to this loan repurchase. As of June 30, 2016, there were no pending loan repurchase requests related to representation and warranty provisions.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2016, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2016.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2016, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2016, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2015. However, as noted above, in connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur higher costs, resulting in higher purchase obligations, in future periods from higher pricing of services by third-party vendors whose future contracts with us do not reflect Bank of the West volumes or the benefits of BNPP bargaining power. Currently, we are not able to reasonably estimate the future amount and timing of these higher purchase obligations.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2016, see “Note 1. Organization and Basis of Presentation - Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

Risk Governance and Quantitative and Qualitative Disclosures About Market Risk

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management and operational risk. See “Analysis of Financial Condition — Liquidity” and “—Capital” sections of MD&A for further discussions of liquidity risk management and capital management, respectively.

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial, real estate and consumer credit policies, risk ratings and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.

Management has identified three categories of loans that we use to develop our systematic methodology to determine the Allowance: commercial, residential real estate and consumer.

Commercial lending is further categorized into four distinct classes based on characteristics relating to the borrower, transaction and collateral. These classes are: commercial and industrial, commercial real estate, construction and lease financing. Commercial and industrial loans are primarily for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes by medium to larger Hawaii based corporations, as well as U.S. mainland and international companies. Commercial and industrial loans are typically secured by non real estate assets whereby the collateral is trading assets, enterprise value or inventory. As with many of our customers, our commercial and industrial loan customers are heavily dependent on tourism, government expenditures and real estate values. Commercial real estate loans are secured by real estate, including but not limited to structures and facilities to support activities designated as retail, health care, general office space, warehouse and industrial space. Our bank’s underwriting policy generally requires that net cash flows from the property be sufficient to service the debt while still maintaining an appropriate amount of reserves. Commercial real estate loans in Hawaii are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. Our construction lending portfolio consists primarily of land loans, single family and condominium development loans. Financing of construction loans is subject to a high degree of credit risk given the long delivery time frames for such projects. Construction lending activities are underwritten on a project financing basis whereby the cash flows or lease rents from the underlying real estate collateral or the sale of the finished inventory is the primary source of repayment. Market feasibility analysis is typically performed by assessing market comparables, market conditions and demand in the specific lending area and general community. We require presales of finished inventory prior to loan funding. However, because this analysis is typically performed on a forward looking basis, real estate construction projects typically present a higher risk profile in our lending activities. Lease financing activities include commercial single investor leases and leveraged leases used to purchase items ranging from computer equipment to transportation equipment. Underwriting of new leasing arrangements typically includes analyzing customer cash flows, evaluating secondary sources of repayment such as the value of the leased asset, the guarantors’ net cash flows as well as other credit enhancements provided by the lessee.

Residential real estate is not further categorized into classes, but consists of loans secured by 1-4 family residential properties and home equity lines of credit and loans. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $280,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt to income ratios, LTV ratios and credit scores.

Consumer lending is further categorized into the following classes of loans: credit cards, automobile loans and other consumer-related installment loans. Consumer loans are either unsecured or secured by the borrower’s personal assets. The average loan size is generally small and risk is diversified among many borrowers. We offer a wide array of credit cards for business and personal use. In general, our customers are attracted to our credit card offerings on the basis of price, credit limit, reward programs and other product features. Credit card underwriting decisions are generally based on repayment ability of our borrower via DTI ratios, credit bureau information, including payment history, debt burden and credit scores, such as FICO, and analysis of financial capacity. Automobile lending activities include loans and leases secured by new or used automobiles. We originate the majority of our automobile loans and leases on an indirect basis through selected dealerships. Our procedures for underwriting automobile loans include an assessment of an applicant’s overall financial capacity and repayment ability, credit history and the ability to meet existing obligations and payments on the proposed loan or lease. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured. Installment loans consist of open and closed end facilities for personal and household purchases. We seek to maintain reasonable levels of risk in installment lending by following prudent underwriting guidelines which include an evaluation of personal credit history and cash flow.

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of June 30, 2016 and December 31, 2015, we did not have material exposures to customers in the oil, gas and energy industries.

Market Risk

Market risk is the potential of loss arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces market risk. We are exposed to market risk primarily from interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.

The potential cash flows, sales or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. In the banking industry, changes in interest rates can significantly impact earnings and the safety and soundness of an entity.

Interest rate risk arises primarily from our core business activities of extending loans and accepting deposits. This occurs when our interest earning loans and interest bearing deposits mature or re price at different times, on a different basis or in unequal amounts. Interest rates may also affect loan demand, credit losses, mortgage origination volume, pre- payment speeds and other items affecting earnings.

Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships and repricing characteristics of financial instruments. Our earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The monetary policies of the Federal Reserve can influence the overall growth of loans, investment securities and deposits and the level of interest rates earned on assets and paid for liabilities.

Market Risk Measurement

We primarily use net interest income simulation analysis to measure and analyze interest rate risk. We run various hypothetical interest rate scenarios at least monthly and compare these results against a measured base case scenario. Our net interest income simulation analysis incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results. These assumptions include: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market rate sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios and (6) overall increase or decrease in the size of the balance sheet and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset liability management strategies to manage our interest rate risk.

Table 27 presents, for the twelve months subsequent to June 30, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 27
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2016		December 31, 2015
Immediate Change in Interest Rates (basis points)
+200	$53,100	10.8%	$41,800	8.7%
+100	28,200	5.7	28,900	6.0
(100)	(31,000)	(6.3)	(32,400)	(6.7)

The table above shows the effects of a simulation which estimates the effect of an immediate and sustained parallel shift in the yield curve of −100, +100 and +200 basis points in market interest rates over a twelve month period on our net interest income. One declining interest rate scenario and two rising interest rate scenarios were selected as shown in the table and net interest income was calculated and compared to the base case scenario, as described above.

As of June 30, 2016, under the above scenarios, an immediate increase in interest rates of 100 basis points was expected to increase net interest income from the base case scenario by approximately $28.2 million or 5.7%, and an immediate increase in interest rates of 200 basis points was expected to increase net interest income by approximately $53.1 million or 10.8% from the base case scenario. Under a 100 basis point decrease in interest rates, our simulation analysis estimated that net interest income would decrease by approximately $31.0 million or 6.3% from the base case scenario.

The change in net interest income from the base case scenario as of June 30, 2016 was lower and less sensitive in the -100 and +100 basis point scenarios as compared to similar projections made as of December 31, 2015, primarily due to our purchase of $1.5 billion of fixed rate investment securities during 2016. These investment securities would not reprice as quickly in response to hypothetical changes to market interest rates. The change in net interest income from the base case scenario was higher or more sensitive in the +200 basis point scenario as compared to a similar projection made as of December 31, 2015, primarily due to a lower deposit rate assumption used as of June 30, 2016 in a rising interest rate scenario. We monitor our deposit activities closely, both for interest rate risk and liquidity planning purposes, to analyze the large deposit inflows since 2009 that could runoff under rising interest rate conditions.

We also have longer term interest rate risk exposures which may not be appropriately measured by net interest income simulation analysis. We use market value of equity (“MVE”) sensitivity analysis to study the impact of long term cash flows on earnings and capital. MVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our MVE. MVE analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base case measurement and its sensitivity to shifts in the yield curve allows management to measure longer term repricing option risk in the balance sheet.

We also analyze the historical sensitivity of our interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. This analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category.

Limitations of Market Risk Measures

The results of our simulation analyses are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short term liabilities re price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposits or if our mix of assets and liabilities otherwise changes. For example, while we maintain relatively large cash balances with the FRB, a faster than expected withdrawal of deposits out of the bank may cause us to seek higher cost sources of funding. Actual results could also differ from those projected if we experience substantially different prepayment speeds in our loan portfolio than those assumed in the simulation analyses. Finally, these simulation results do not consider all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

Market Risk Governance

We seek to achieve consistent growth in net interest income and capital while managing volatility arising from changes in market interest rates. The objective of our interest rate risk management process is to increase net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

To manage the impact on net interest income, we manage our exposure to changes in interest rates through our asset and liability management activities within guidelines established by our ALCO and approved by our board of directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposures. The objective of our interest rate risk management process is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

Through review and oversight by the ALCO, we attempt to engage in strategies that neutralize interest rate risk as much as possible. Our use of derivative financial instruments, as detailed in “Note 11. Derivative Financial Instruments” to the unaudited consolidated financial statements, has generally been limited. This is due to natural on balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

Management uses the results of its various simulation analyses to formulate strategies to achieve a desired risk profile within the parameters of our capital and liquidity guidelines.

Operational Risk

Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (such as natural disasters), or compliance, reputational or legal matters, including the risk of loss resulting from fraud, litigation and breaches in data security. Operational risk is inherent in all of our business ventures and the management of that risk is important to the achievement of our objectives. We have a framework in place that includes the reporting and assessment of any operational risk events, and the assessment of our mitigating strategies within our key business lines. This framework is implemented through our policies, processes and reporting requirements. We measure and report operational risk using the seven operational risk event types projected by the Basel Committee on Banking Supervision in Basel II: (1) external fraud; (2) internal fraud; (3) employment practices and workplace safety; (4) clients, products and business practices; (5) damage to physical assets; (6) business disruption and system failures; and (7) execution, delivery and process management. Our operational risk review process is also a core part of our assessment of material new products or activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk” section in MD&A.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

The Company’s management is not required to disclose in this Quarterly Report on Form 10-Q changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s prospectus dated August 3, 2016, as filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2016	By:	First Hawaiian, Inc. /s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Michael Ching
Michael Ching Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document