Form 10-Q/A
period 2016-06-30
FIRST HAWAIIAN, INC.
filed 2016-09-19
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to First Hawaiian, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the Securities and Exchange Commission on September 9, 2016 (the “Original Filing”) is filed to disclose information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 5. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382).  Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law.  First Hawaiian, Inc. (“First Hawaiian”) has not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act.  However, First Hawaiian is controlled by BNP Paribas S.A. and under common control with BNP Paribas S.A.’s affiliates (collectively “BNPP”).  To help First Hawaiian comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to First Hawaiian.

BNPP is committed to economic sanctions compliance, the prevention of money laundering and the fight against corruption and terrorist financing.  As part of these efforts, BNPP has adopted and maintains a risk-based compliance program reasonably designed to ensure conformity with applicable anti-money laundering, anti-corruption, counter-terrorist financing, and sanctions laws and regulations in the territories in which BNPP operates.

Legacy agreements:  BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petroleum plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382.  BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law.

Other relationships with Iranian banks:  BNPP maintains a safe deposit box in Italy for the Rome branch of an Iranian government-owned bank.  BNPP intends to exit this relationship.

Clearing systems: As part of its operations and in conformance with applicable law, BNPP participates in various local clearing and settlement exchange systems.  Iranian government-owned banks also participate in some of these clearing systems and may act as counterparty banks.  BNPP intends to continue to participate in the local clearing and settlement exchange systems in various countries.

Restricted accounts and transactions: BNPP maintains various accounts that are blocked or restricted for sanctions-related reasons, and in which no activity took place during the reporting period except for the crediting of interest or the deduction of standard account charges, in accordance with applicable law.  BNPP will continue to hold these assets in a blocked or restricted status, as applicable laws may require or permit.

BNPP is still in the process of ascertaining the gross revenue or net profits, if any, attributable to the activities for the period, but, given the limited nature of the activities overall and the legacy nature of many of the activities, BNPP does not anticipate that any revenue or net profit from such activities would be material.

ITEM 6. EXHIBITS

A list of exhibits to this Amendment No. 1 to the Quarterly Report on Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2016	By:	First Hawaiian, Inc. /s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Michael Ching
Michael Ching Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

** Filed with Original Filing.