Form 10-Q
period 2016-09-30
FIRST HAWAIIAN, INC.
filed 2016-11-10
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 139,530,654 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 9, 2016.

FIRST HAWAIIAN, INC.

FORM 10-Q

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share amounts)	2016	2015	2016	2015
Interest income
Loans and lease financing	$106,900	$100,234	$316,958	$303,594
Available-for-sale securities	21,123	17,750	57,135	55,066
Other	1,311	1,120	6,114	3,079
Total interest income	129,334	119,104	380,207	361,739
Interest expense
Deposits	6,632	5,504	19,602	16,470
Short-term borrowings and long-term debt	19	50	183	166
Total interest expense	6,651	5,554	19,785	16,636
Net interest income	122,683	113,550	360,422	345,103
Provision for loan and lease losses	2,100	2,550	4,700	7,400
Net interest income after provision for loan and lease losses	120,583	111,000	355,722	337,703
Noninterest income
Service charges on deposit accounts	9,575	10,441	28,759	30,656
Credit and debit card fees	14,103	13,858	41,732	41,633
Other service charges and fees	8,768	9,916	26,909	29,651
Trust and investment services income	7,508	7,372	22,236	22,610
Bank-owned life insurance	7,115	1,898	13,263	7,297
Investment securities gains, net	30	4,131	25,761	14,993
Other	1,591	8,886	9,920	17,375
Total noninterest income	48,690	56,502	168,580	164,215
Noninterest expense
Salaries and employee benefits	42,106	42,696	128,762	126,990
Contracted services and professional fees	10,430	10,964	33,124	32,196
Occupancy	4,870	4,077	14,991	14,326
Equipment	4,192	3,885	12,135	10,986
Regulatory assessment and fees	3,546	2,404	8,869	7,124
Advertising and marketing	1,769	1,199	4,818	4,028
Card rewards program	4,512	3,503	10,743	11,914
Other	11,379	10,649	32,899	31,743
Total noninterest expense	82,804	79,377	246,341	239,307
Income before provision for income taxes	86,469	88,125	277,961	262,611
Provision for income taxes	33,234	33,236	104,335	99,042
Net income	$53,235	$54,889	$173,626	$163,569
Basic earnings per share	$0.38	$0.39	$1.24	$1.17
Diluted earnings per share	$0.38	$0.39	$1.24	$1.17
Dividends declared per share	$0.20	$0.00	$0.42	$0.00
Basic weighted-average outstanding shares	139,500,542	139,459,620	139,473,360	139,459,620
Diluted weighted-average outstanding shares	139,503,558	139,459,620	139,474,373	139,459,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$53,235	$54,889	$173,626	$163,569
Other comprehensive income (loss), net of tax:
Net change in pension and other benefits	—	—	(46)	—
Net unrealized (losses) gains on investment securities	(6,023)	11,036	40,432	17,240
Net unrealized gains (losses) on cash flow derivative hedges	935	(495)	558	(609)
Other comprehensive (loss) income	(5,088)	10,541	40,944	16,631
Total comprehensive income	$48,147	$65,430	$214,570	$180,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2016	2015
Assets
Cash and due from banks	$371,622	$300,096
Interest-bearing deposits in other banks	804,198	2,350,099
Investment securities	5,363,696	4,027,265
Loans and leases	11,396,555	10,722,030
Less: allowance for loan and lease losses	135,025	135,484
Net loans and leases	11,261,530	10,586,546

Premises and equipment, net	302,059	305,104
Other real estate owned and repossessed personal property	854	154
Accrued interest receivable	37,107	34,215
Bank-owned life insurance	432,031	424,545
Goodwill	995,492	995,492
Other intangible assets	17,554	21,435
Other assets	306,550	307,730
Total assets	$19,892,693	$19,352,681
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,164,989	$10,730,095
Noninterest-bearing	5,800,538	5,331,829
Total deposits	16,965,527	16,061,924
Short-term borrowings	9,151	216,151
Long-term debt	41	48
Retirement benefits payable	139,567	133,910
Other liabilities	254,444	203,707
Total liabilities	17,368,730	16,615,740

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Net investment	—	2,788,200
Common stock ($0.01 par value; authorized 300,000,000 shares; issued and outstanding 139,530,654 shares and 139,459,620 shares as of September 30, 2016 and December 31, 2015, respectively)	1,395	—
Additional paid-in capital	2,482,679	—
Retained earnings	50,204	—
Accumulated other comprehensive loss, net	(10,315)	(51,259)
Total stockholders' equity	2,523,963	2,736,941
Total liabilities and stockholders' equity	$19,892,693	$19,352,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Net	Common	Paid-In	Retained	Comprehensive
(dollars in thousands)	Investment	Stock	Capital	Earnings	Loss	Total
Balance as of December 31, 2015	$2,788,200	$—	$—	$—	$(51,259)	$2,736,941

Net income prior to reorganization on April 1, 2016	65,531	—	—	—	—	65,531
Distributions prior to reorganization on April 1, 2016	(363,624)	—	—	—	—	(363,624)
Recapitalization of First Hawaiian, Inc.	(2,490,107)	1,395	2,488,712	—	—	—
Net income	—	—	—	108,095	—	108,095
Cash dividends declared ($0.42 per share)	—	—	—	(57,891)	—	(57,891)
Equity-based awards	—	—	1,913			1,913
Contributions	—	—	61,992	—	—	61,992
Distributions	—	—	(69,938)	—	—	(69,938)
Other comprehensive income, net of tax	—	—	—	—	40,944	40,944
Balance as of September 30, 2016	$—	$1,395	$2,482,679	$50,204	$(10,315)	$2,523,963

Balance as of December 31, 2014	$2,726,497	$—	$—	$—	$(51,457)	$2,675,040

Net income	163,569	—	—	—	—	163,569
Distributions	(113,053)	—	—	—	—	(113,053)
Contributions	2,153	—	—	—	—	2,153
Other comprehensive income, net of tax	—	—	—	—	16,631	16,631
Balance as of September 30, 2015	$2,779,166	$—	$—	$—	$(34,826)	$2,744,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$173,626	$163,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,700	7,400
Depreciation, amortization, and accretion, net	39,786	33,111
Deferred income taxes	(176)	(16,586)
Stock-based compensation	2,059	—
Other, net	14	(1,143)
Originations of loans held for sale	—	(144,763)
Proceeds from sales of loans held for sale	—	147,297
Net gains on sales of loans held for sale	—	(3,145)
Net gains on investment securities	(25,761)	(14,993)
Change in assets and liabilities:
Net (increase) decrease in other assets	(13,789)	540
Net decrease in other liabilities	(1,367)	(16,301)
Net cash provided by operating activities	179,092	154,986
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	893,184	1,043,957
Proceeds from sales	533,687	1,814,993
Purchases	(2,673,977)	(2,538,223)
Other investments:
Proceeds from sales	17,636	32,549
Purchases	(17,959)	(24,764)
Net increase in loans and leases resulting from originations and principal repayments	(676,234)	(434,748)
Proceeds from bank owned life insurance	5,777	—
Purchases of premises, equipment, and software	(11,179)	(13,981)
Proceeds from sales of premises and equipment	63	714
Proceeds from sales of other real estate owned	407	5,534
Other	50	165
Net cash used in investing activities	(1,928,545)	(113,804)
Cash flows from financing activities
Net increase in deposits	903,603	757,180
Net decrease in short-term borrowings	(207,000)	(82,000)
Dividends paid	(57,891)	—
Repayment of long-term debt	(10)	(10)
Distributions paid	(363,624)	(112,680)
Net cash provided by financing activities	275,078	562,490
Net (decrease) increase in cash and cash equivalents	(1,474,375)	603,672
Cash and cash equivalents at beginning of period	2,650,195	1,261,453
Cash and cash equivalents at end of period	$1,175,820	$1,865,125

Supplemental disclosures
Interest paid	$19,034	$16,490
Income taxes paid, net of income tax refunds	152,950	102,556
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	1,056	2,261
Transfers from loans held for sale to loans and leases	—	2,293
Derivative liability entered into in connection with sale of investment securities	8,828	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

First Hawaiian, Inc. (“FHI”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHI is a majority-owned, indirect subsidiary of BNP Paribas (“BNPP”), a financial institution based in France.

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. In order to effect the initial public offering, a series of reorganization transactions (the “Reorganization Transactions”) occurred on April 1, 2016, in which FHI, which was then known as BancWest Corporation (“BancWest”), contributed its subsidiary, Bank of the West (“BOW”), to BNPP. In connection with the Reorganization Transactions, BancWest formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in BOW, as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. After the Reorganization Transactions were consummated on April 1, 2016, the continuing business of BancWest consisted of its investment in FHB and the financial operations, assets, and liabilities of BancWest related to FHB. BancWest also amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining the only direct wholly-owned subsidiary of FHI.

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, FHI completed its initial public offering of 24,250,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share. FHI did not receive any of the proceeds from the sale of the shares by BWC. Upon closing of the initial public offering, BNPP beneficially owned approximately 83% of FHI’s common stock.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as FHI) related to FHB (and not BOW) have been combined with FHB and are presented on a basis of accounting that reflects a change in reporting entity as if FHI were a separate stand-alone entity for all periods presented. The unaudited interim consolidated financial statements include allocations of certain FHI or FHB assets as agreed to by the parties and also certain expenses amounting to approximately $5.8 million and $13.1 million for the nine months ended September 30, 2016 and 2015, respectively, specifically applicable to the operations of BancWest (now known as FHI) related to FHB through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in FHI’s unaudited interim consolidated financial statements represent those directly related to BWHI and have not been included in the unaudited interim consolidated financial statements of FHI. These allocated expenses, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of First Hawaiian, Inc. and its consolidated subsidiaries (together, the “Company”) if it had operated as a stand-alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of the Company’s future results of operations and financial condition.

Upon completion of the Reorganization Transactions on April 1, 2016, the unaudited interim consolidated financial statements of the Company reflected the results of operations, financial position and cash flows of FHI and its wholly-owned subsidiary, FHB. All intercompany account balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited combined financial statements and accompanying notes as of December 31, 2015 and 2014 included in the Company’s Prospectus dated August 3, 2016 and filed with the U.S. Securities and Exchange Commission in accordance with Rule 424(b)(4) of the Securities Act of 1933. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair presentation of the interim period consolidated financial information, have been made. Results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.

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

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) have been issued by the Financial Accounting Standards Board (“FASB”) and are applicable to the Company in 2017 or in future periods.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for award forfeitures, and classification on the consolidated statements of cash flows. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” on a financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The Company is currently evaluating the impact this guidance, including the method of implementation, will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows to reduce diversity in practice. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with earlier adoption permitted. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

2. Investment Securities

As of September 30, 2016 and December 31, 2015, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and debt securities – includes U.S. Treasury notes and debt securities issued by government-sponsored enterprises.

Mortgage and asset-backed securities – includes securities backed by notes or receivables secured by either mortgage or prime auto assets with cash flows based on actual or scheduled payments.

Collateralized mortgage obligations – includes securities backed by a pool of mortgages with cash flows distributed based on certain rules rather than pass through payments.

As of September 30, 2016 and December 31, 2015, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$308,479	$10	$—	$308,489	$502,126	$—	$(2,150)	$499,976
Government-sponsored enterprises debt securities	189,706	244	(57)	189,893	96,132	16	(324)	95,824
Government agency mortgage-backed securities	203,685	1,290	(17)	204,958	56,490	—	(508)	55,982
Government-sponsored enterprises mortgage-backed securities	8,539	461	—	9,000	10,185	560	—	10,745
Non-government mortgage-backed securities	—	—	—	—	—	157	—	157
Non-government asset-backed securities	19,510	—	(16)	19,494	95,453	—	(143)	95,310
Collateralized mortgage obligations:
Government agency	3,522,585	25,203	(4,136)	3,543,652	2,261,526	1,984	(23,576)	2,239,934
Government-sponsored enterprises	1,085,861	7,652	(5,303)	1,088,210	1,046,854	724	(18,241)	1,029,337
Total available-for-sale securities	$5,338,365	$34,860	$(9,529)	$5,363,696	$4,068,766	$3,441	$(44,942)	$4,027,265

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 46 and 120 individual securities in each category have been in a continuous loss position as of September 30, 2016 and December 31, 2015, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$(57)	$24,931	$—	$—	$(57)	$24,931
Government agency mortgage-backed securities	(17)	26,287	—	—	(17)	26,287
Non-government asset-backed securities	—	609	(16)	11,680	(16)	12,289
Collateralized mortgage obligations:
Government agency	(1,102)	307,798	(3,034)	268,384	(4,136)	576,182
Government-sponsored enterprises	(82)	65,000	(5,221)	314,853	(5,303)	379,853
Total available-for-sale securities with unrealized losses	$(1,258)	$424,625	$(8,271)	$594,917	$(9,529)	$1,019,542

	Time in Continuous Loss as of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(2,150)	$499,976	$—	$—	$(2,150)	$499,976
Government-sponsored enterprises debt securities	(324)	70,808	—	—	(324)	70,808
Government agency mortgage-backed securities	(508)	55,982	—	—	(508)	55,982
Non-government asset-backed securities	(143)	95,310	—	—	(143)	95,310
Collateralized mortgage obligations:
Government agency	(11,423)	1,428,423	(12,153)	354,335	(23,576)	1,782,758
Government-sponsored enterprises	(3,132)	532,122	(15,109)	354,987	(18,241)	887,109
Total available-for-sale securities with unrealized losses	$(17,680)	$2,682,621	$(27,262)	$709,322	$(44,942)	$3,391,943

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

During the nine months ended September 30, 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. See “Note 11. Derivative Financial Instruments” for more information.

The Company held approximately 120,000 Visa Class B shares as of September 30, 2016 and 394,000 Visa Class B shares as of December 31, 2015. These shares continued to be carried at $0 cost basis during each of the respective periods.

Proceeds from calls and sales of investment securities totaled $46.2 million and nil, respectively, for the three months ended September 30, 2016, and $121.2 million and $505.0 million, respectively, for the nine months ended September 30, 2016. Proceeds from calls and sales of investment securities totaled nil and $602.4 million, respectively, for the three months ended September 30, 2015, and nil and $1.8 billion, respectively, for the nine months ended September 30, 2015. Including the 2016 sale of Visa Class B restricted shares described above, the Company recorded gross realized gains of nil and $25.8 million for the three and nine months ended September 30, 2016 and $4.1 million and $15.0 million for the three and nine months ended September 30, 2015, respectively. There were no gross realized losses for the three and nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil and $10.2 million for the three and nine months ended September 30, 2016, respectively, and $1.6 million and $5.9 million for the three and nine months ended September 30, 2015, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $21.1 million and $17.8 million for the three months ended September 30, 2016 and 2015, respectively, and $57.1 million and $55.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Company did not own any non-taxable investment securities during the three and nine months ended September 30, 2016 and 2015.

The amortized cost and fair value of U.S. Treasury and non-government securities as of September 30, 2016, by contractual maturity, are shown below. Mortgage-backed securities, asset-backed securities, and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2016
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$228,481	$228,507
Due after five years through ten years	269,704	269,875
	498,185	498,382

Government agency mortgage-backed securities	203,685	204,958
Government-sponsored enterprises mortgage-backed securities	8,539	9,000
Non-government asset-backed securities	19,510	19,494
Collateralized mortgage obligations:
Government agency	3,522,585	3,543,652
Government-sponsored enterprises	1,085,861	1,088,210
Total mortgage- and asset-backed securities	4,840,180	4,865,314
Total available-for-sale securities	$5,338,365	$5,363,696

At September 30, 2016, pledged securities totaled $2.8 billion, of which $2.6 billion was pledged to secure public deposits and repurchase agreements, and $216.0 million was pledged to secure other financial transactions. At December 31, 2015, pledged securities totaled $3.1 billion, of which $2.9 billion was pledged to secure public deposits and repurchase agreements, and $206.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of September 30, 2016 and December 31, 2015.

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

The term other than temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At September 30, 2016 and December 31, 2015, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of September 30, 2016 and December 31, 2015, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the three or nine months ended September 30, 2016 and for the year ended December 31, 2015.

3. Loans and Leases

As of September 30, 2016 and December 31, 2015, loans and leases were comprised of the following:

(dollars in thousands)	2016	2015
Commercial and industrial	$3,265,291	$3,057,455
Real estate:
Commercial	2,311,874	2,164,448
Construction	475,333	367,460
Residential	3,687,660	3,532,427
Total real estate	6,474,867	6,064,335
Consumer	1,469,220	1,401,561
Lease financing	187,177	198,679
Total loans and leases	$11,396,555	$10,722,030

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $21.9 million and $17.2 million at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, residential real estate loans totaling $2.0 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $935.6 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2015, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $814.2 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.0 million and $11.3 million at September 30, 2016 and December 31, 2015, respectively.

In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Company for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, but may include accounts receivable, inventory, land, buildings, equipment, income-producing commercial properties and residential real estate. The Company applies the same collateral policy for loans whether they are funded immediately or on a delayed basis. The loan and lease portfolio is principally located in Hawaii and, to a lesser extent, on the U.S. Mainland, Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of the state or territories, which affects property values, and the financial strength and creditworthiness of the borrowers.

At September 30, 2016 and December 31, 2015, remaining loan and lease commitments were comprised of the following:

(dollars in thousands)	2016	2015
Commercial and industrial	$2,194,182	$2,262,712
Real estate:
Commercial	74,193	46,812
Construction	495,320	480,926
Residential	950,373	953,984
Total real estate	1,519,886	1,481,722
Consumer	1,465,486	1,448,336
Lease financing	16	104
Total loan and lease commitments	$5,179,570	$5,192,874

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended September 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$35,792	$18,260	$4,636	$780	$46,452	$28,386	$2,054	$136,360
Charge-offs	(210)	—	—	—	(268)	(4,878)	—	(5,356)
Recoveries	6	42	—	—	350	1,523	—	1,921
Increase (decrease) in Provision	(1,428)	221	596	(55)	(492)	3,183	75	2,100
Balance at end of period	$34,160	$18,523	$5,232	$725	$46,042	$28,214	$2,129	$135,025

	Nine Months Ended September 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(348)	—	—	—	(796)	(13,379)	—	(14,523)
Recoveries	228	3,288	—	1	1,116	4,731	—	9,364
Increase (decrease) in Provision	255	(3,254)	1,439	(164)	(377)	8,477	(1,676)	4,700
Balance at end of period	$34,160	$18,523	$5,232	$725	$46,042	$28,214	$2,129	$135,025

	Three Months Ended September 30, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$32,914	$15,698	$3,626	$1,008	$45,686	$26,840	$10,566	$136,338
Charge-offs	(461)	—	—	—	(484)	(4,871)	—	(5,816)
Recoveries	178	58	—	1	608	1,530	—	2,375
Increase (decrease) in Provision	277	2,618	(380)	(39)	17	3,916	(3,859)	2,550
Balance at end of period	$32,908	$18,374	$3,246	$970	$45,827	$27,415	$6,707	$135,447

	Nine Months Ended September 30, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$31,835	$16,320	$4,725	$1,089	$44,858	$27,041	$8,931	$134,799
Charge-offs	(765)	—	—	—	(561)	(13,481)	—	(14,807)
Recoveries	884	298	—	2	2,098	4,773	—	8,055
Increase (decrease) in Provision	954	1,756	(1,479)	(121)	(568)	9,082	(2,224)	7,400
Balance at end of period	$32,908	$18,374	$3,246	$970	$45,827	$27,415	$6,707	$135,447

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$7	$7	$—	$—	$545	$—	$—	$559
Collectively evaluated for impairment	34,153	18,516	5,232	725	45,497	28,214	2,129	134,466
Balance at end of period	$34,160	$18,523	$5,232	$725	$46,042	$28,214	$2,129	$135,025
Loans and leases:
Individually evaluated for impairment	$29,444	$13,302	$—	$163	$17,474	$—	$—	$60,383
Collectively evaluated for impairment	3,235,847	2,298,572	475,333	187,014	3,670,186	1,469,220	—	11,336,172
Balance at end of period	$3,265,291	$2,311,874	$475,333	$187,177	$3,687,660	$1,469,220	$—	$11,396,555

	December 31, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$—	$—	$—	$592	$—	$—	$592
Collectively evaluated for impairment	34,025	18,489	3,793	888	45,507	28,385	3,805	134,892
Balance at end of period	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Loans and leases:
Individually evaluated for impairment	$15,845	$5,787	$—	$181	$22,334	$—	$—	$44,147
Collectively evaluated for impairment	3,041,610	2,158,661	367,460	198,498	3,510,093	1,401,561	—	10,677,883
Balance at end of period	$3,057,455	$2,164,448	$367,460	$198,679	$3,532,427	$1,401,561	$—	$10,722,030

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

The credit risk profiles by internally assigned grade for loans and leases as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,203,811	$2,265,279	$470,459	$186,823	$6,126,372
Special mention	39,980	30,302	3,789	191	74,262
Substandard	19,710	16,293	1,085	—	37,088
Doubtful	1,790	—	—	163	1,953
Total	$3,265,291	$2,311,874	$475,333	$187,177	$6,239,675

	December 31, 2015
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,995,180	$2,119,933	$366,695	$198,296	$5,680,104
Special mention	46,097	24,695	765	28	71,585
Substandard	12,220	19,682	—	174	32,076
Doubtful	3,958	138	—	181	4,277
Total	$3,057,455	$2,164,448	$367,460	$198,679	$5,788,042

There were no loans and leases graded as Loss as of September 30, 2016 and December 31, 2015.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,673,122	$228,882	$889,611	$331,442	$5,123,057
Nonperforming and delinquent	14,538	3,087	12,400	3,798	33,823
Total	$3,687,660	$231,969	$902,011	$335,240	$5,156,880

	December 31, 2015
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,507,756	$236,207	$794,692	$350,962	$4,889,617
Nonperforming and delinquent	24,671	2,691	13,265	3,744	44,371
Total	$3,532,427	$238,898	$807,957	$354,706	$4,933,988

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

The aging analyses of past due loans and leases as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,685	$—	$177	$1,862	$3,260,496	$3,262,358	$2,933	$3,265,291
Commercial real estate	475	—	—	475	2,311,399	2,311,874	—	2,311,874
Construction	251	—	—	251	475,082	475,333	—	475,333
Lease financing	—	82	—	82	186,932	187,014	163	187,177
Residential	4,436	2,188	1,638	8,262	3,673,124	3,681,386	6,274	3,687,660
Consumer	13,855	3,396	2,036	19,287	1,449,933	1,469,220	—	1,469,220
Total	$20,702	$5,666	$3,851	$30,219	$11,356,966	$11,387,185	$9,370	$11,396,555

	December 31, 2015
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$198	$72	$2,496	$2,766	$3,050,731	$3,053,497	$3,958	$3,057,455
Commercial real estate	—	190	161	351	2,163,959	2,164,310	138	2,164,448
Construction	—	—	—	—	367,460	367,460	—	367,460
Lease financing	41	—	174	215	198,283	198,498	181	198,679
Residential	10,143	1,447	737	12,327	3,507,756	3,520,083	12,344	3,532,427
Consumer	15,191	3,056	1,454	19,701	1,381,860	1,401,561	—	1,401,561
Total	$25,573	$4,765	$5,022	$35,360	$10,670,049	$10,705,409	$16,621	$10,722,030

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$29,246	$29,897	$—
Commercial real estate	12,344	12,344	—
Lease financing	163	163	—
Residential	9,341	10,524	—
Total	$51,094	$52,928	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$198	$198	$7
Commercial real estate	958	958	7
Residential	8,133	8,414	545
Total	$9,289	$9,570	$559
Total impaired loans:
Commercial and industrial	$29,444	$30,095	$7
Commercial real estate	13,302	13,302	7
Lease financing	163	163	—
Residential	17,474	18,938	545
Total	$60,383	$62,498	$559

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$15,845	$16,516	$—
Commercial real estate	5,787	5,853	—
Lease financing	181	181	—
Residential	15,247	16,692	—
Total	$37,060	$39,242	$—
Impaired loans with a related allowance recorded:
Residential	$7,087	$7,140	$592
Total	$7,087	$7,140	$592
Total impaired loans:
Commercial and industrial	$15,845	$16,516	$—
Commercial real estate	5,787	5,853	—
Lease financing	181	181	—
Residential	22,334	23,832	592
Total	$44,147	$46,382	$592

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$29,018	$335	$30,044	$1,207
Commercial real estate	11,752	176	9,713	556
Construction	—	—	188	—
Lease financing	168	3	171	4
Residential	11,312	192	12,197	453
Total	$52,250	$706	$52,313	$2,220
Impaired loans with a related allowance recorded:
Commercial and industrial	$991	$3	$661	$11
Commercial real estate	479	11	319	33
Residential	8,487	96	8,616	298
Total	$9,957	$110	$9,596	$342
Total impaired loans:
Commercial and industrial	$30,009	$338	$30,705	$1,218
Commercial real estate	12,231	187	10,032	589
Construction	—	—	188	—
Lease financing	168	3	171	4
Residential	19,799	288	20,813	751
Total	$62,207	$816	$61,909	$2,562

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$13,241	$85	$14,263	$285
Commercial real estate	7,110	124	6,031	370
Construction	2,738	—	3,345	—
Lease financing	187	—	187	—
Residential	17,470	180	18,255	585
Total	$40,746	$389	$42,081	$1,240
Impaired loans with a related allowance recorded:
Commercial and industrial	$3,396	$61	$2,570	$185
Commercial real estate	700	—	933	—
Residential	7,031	72	6,773	217
Total	$11,127	$133	$10,276	$402
Total impaired loans:
Commercial and industrial	$16,637	$146	$16,833	$470
Commercial real estate	7,810	124	6,964	370
Construction	2,738	—	3,345	—
Lease financing	187	—	187	—
Residential	24,501	252	25,028	802
Total	$51,873	$522	$52,357	$1,642

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

The following presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2016
		Unpaid	Unpaid
	Number	Principal	Principal		Number
	of	Pre-	Post-	Related	of	Recorded	Related
(dollars in thousands)	Contracts	Modification	Modification	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	2	$98	$98	$4	6	$16,015	$4
Commercial real estate	4	5,044	5,044	7	6	10,450	7
Residential	3	577	577	7	10	3,709	53
Total	9	$5,719	$5,719	$18	22	$30,174	$64

	Three Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2015
		Unpaid	Unpaid
	Number	Principal	Principal		Number
	of	Pre-	Post-	Related	of	Recorded	Related
(dollars in thousands)	Contracts	Modification	Modification	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$100	$100	$—	1	$100	$—
Commercial real estate	—	—	—	—	1	2,755	—
Residential	1	885	885	57	4	2,303	86
Total	2	$985	$985	$57	6	$5,158	$86

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through temporary interest-only payments or reduced payments.

The Company had total remaining loan and lease commitments including standby letters of credit of $5.2 billion as of both September 30, 2016 and December 31, 2015. Of the $5.2 billion at September 30, 2016, there were commitments of $6.3 million related to borrowers who had loan terms modified in a TDR. Of the $5.2 billion at December 31, 2015, there were no commitments to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial (2)	6	$9,783	6	$9,783
Commercial real estate (3)	1	1,400	1	1,400
Residential (4)	—	—	1	146
Total	7	$11,183	8	$11,329

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)	For the three and nine months ended September 30, 2015, five commercial and industrial loans that subsequently defaulted were refinanced and one was extended with a reduced interest rate.
(3)	For the three and nine months ended September 30, 2015, the commercial real estate loan that subsequently defaulted was refinanced.
(4)	For the three and nine months ended September 30, 2015, the residential real estate loan that subsequently defaulted was modified by reducing the interest rate.

There were no loans modified in TDRs that have defaulted for the three and nine months ended September 30, 2016 within 12 months of the loan’s permanent modification date.

Foreclosure Proceedings

There was one residential mortgage loan of $0.5 million collateralized by real estate property that was modified in a TDR that was in the process of foreclosure at September 30, 2016 and two that were in process of foreclosure at September 30, 2015 totaling $0.8 million.

Foreclosed Property

Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.3 million at September 30, 2016. There were no holdings of real estate properties from foreclosed TDRs at September 30, 2015.

5. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest as of September 30, 2016 and December 31, 2015 included pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity, automated clearing house (“ACH”) transactions and interest rate swaps.

For repurchase agreements and public deposits, the Company enters into trilateral agreements with the entity and safekeeper to pledge investment securities as collateral in the event of default. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans and investment securities as collateral to secure borrowing capacity. For ACH transactions, the Company enters into bilateral agreements to collateralize possible daylight overdrafts. For interest rate swaps, the Company enters into bilateral agreements to pledge collateral when either party is in a negative market position to mitigate counterparty credit risk. No counterparties have the right to re-pledge the collateral.

The carrying amounts of the assets pledged as collateral as of September 30, 2016 and December 31, 2015 were:

(dollars in thousands)	September 30, 2016	December 31, 2015
Public deposits	$2,558,916	$2,704,686
Federal Home Loan Bank	2,040,505	2,537,665
Federal Reserve Bank	935,641	814,177
Repurchase agreements	10,066	237,699
ACH transactions	156,761	151,330
Interest rate swaps	64,352	29,436
Total	$5,766,241	$6,474,993

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of September 30, 2016 and December 31, 2015. In addition, no debt was extinguished by in-substance defeasance.

A disaggregation of the gross amount of recognized liabilities for repurchase agreements by the class of collateral pledged as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	31-90 days	90 days	Total
Collateralized mortgage obligations:
Government agency	$—	$—	$2,000	$2,000
Government-sponsored enterprises	—	—	7,151	7,151
Gross amount of recognized liabilities for repurchase agreements in Note 7	$—	$—	$9,151	$9,151

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	31-90 days	90 days	Total
Non-government asset-backed securities	$92	$92	$—	$184
Collateralized mortgage obligations:
Government agency	768	—	170,669	171,437
Government-sponsored enterprises	5,340	4,908	34,282	44,530
Gross amount of recognized liabilities for repurchase agreements in Note 7	$6,200	$5,000	$204,951	$216,151

6. Deposits

As of September 30, 2016 and December 31, 2015, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
U.S.:
Interest-bearing	$10,500,417	$10,111,319
Noninterest-bearing	5,171,172	4,801,370
Foreign:
Interest-bearing	664,572	618,776
Noninterest-bearing	629,366	530,459
Total deposits	$16,965,527	$16,061,924

The following table presents the maturity distribution of time certificates of deposits as of September 30, 2016:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$250,817	$1,538,358	$1,789,175
Over three through six months	162,312	817,101	979,413
Over six through twelve months	377,824	239,995	617,819
One to two years	82,410	66,962	149,372
Two to three years	141,117	49,040	190,157
Three to four years	98,047	38,461	136,508
Four to five years	102,580	40,012	142,592
Thereafter	107	—	107
Total	$1,215,214	$2,789,929	$4,005,143

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.8 billion and $2.6 billion as of September 30, 2016 and December 31, 2015, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.2 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively.

7. Short-Term Borrowings

At September 30, 2016 and December 31, 2015, short-term borrowings were comprised of the following:

(dollars in thousands)	September 30, 2016	December 31, 2015
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	9,151	216,151
Total short-term borrowings	$9,151	$216,151

The table below provides selected information for short-term borrowings for the nine months ended September 30, 2016 and 2015:

(dollars in thousands)	September 30, 2016	September 30, 2015
Federal funds purchased:
Weighted-average interest rate at September 30,	—%	—%
Highest month-end balance	$—	$8,000
Average outstanding balance	$168	$6,302
Weighted-average interest rate paid	0.17%	0.04%
Securities sold under agreements to repurchase:
Weighted-average interest rate at September 30,	0.54%	0.05%
Highest month-end balance	$235,451	$520,740
Average outstanding balance	$147,784	$404,053
Weighted-average interest rate paid	0.12%	0.04%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. At September 30, 2016, the weighted-average remaining maturity of these agreements was 441 days, with maturities as follows:

Amount
(dollars in thousands)	Maturing
Less than 30 days	$—
30 through 90 days	—
Over 90 days	9,151
Total	$9,151

At September 30, 2016, the Company had $618.9 million, $1.6 billion, and $687.8 million in lines of credit available from other U.S. financial institutions, the FHLB, and the FRB, respectively. None of the lines available were drawn upon as of September 30, 2016.

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the change in stockholders’ equity from all transactions other than those with stockholders, and is comprised of net income and other comprehensive income (loss). The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 are presented below:

		Income
		Tax
Three Months Ended September 30, 2016	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2016	$(8,644)	$3,417	$(5,227)
Investment securities:
Unrealized net losses arising during the period	(9,925)	3,920	(6,005)
Reclassification of net gains to net income:
Investment securities gains, net	(30)	12	(18)
Net change in unrealized losses on investment securities	(9,955)	3,932	(6,023)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,545	(610)	935
Net change in unrealized gains on cash flow derivative hedges	1,545	(610)	935
Other comprehensive loss	(8,410)	3,322	(5,088)
Accumulated other comprehensive loss at September 30, 2016	$(17,054)	$6,739	$(10,315)

		Income
		Tax
Nine Months Ended September 30, 2016	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Pension and other benefits:
Change due to the Reorganization Transactions	(78)	32	(46)
Net change in pension and other benefits	(78)	32	(46)
Investment securities:
Unrealized net gains arising during the period	92,590	(36,573)	56,017
Reclassification of net gains to net income:
Investment securities gains, net	(25,761)	10,176	(15,585)
Net change in unrealized gains on investment securities	66,829	(26,397)	40,432
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	917	(359)	558
Net change in unrealized gains on cash flow derivative hedges	917	(359)	558
Other comprehensive income	67,668	(26,724)	40,944
Accumulated other comprehensive loss at September 30, 2016	$(17,054)	$6,739	$(10,315)

		Income
		Tax
Three Months Ended September 30, 2015	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2015	$(74,979)	$29,612	$(45,367)
Investment securities:
Unrealized net gains arising during the period	22,369	(8,835)	13,534
Reclassification of net gains to net income:
Investment securities gains, net	(4,131)	1,633	(2,498)
Net change in unrealized gains on investment securities	18,238	(7,202)	11,036
Cash flow derivative hedges:
Unrealized net losses on cash flow derivative hedges arising during the period	(819)	324	(495)
Net change in unrealized losses on cash flow derivative hedges	(819)	324	(495)
Other comprehensive income	17,419	(6,878)	10,541
Accumulated other comprehensive loss at September 30, 2015	$(57,560)	$22,734	$(34,826)

		Income
		Tax
Nine Months Ended September 30, 2015	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2014	$(85,048)	$33,591	$(51,457)
Investment securities:
Unrealized net gains arising during the period	43,488	(17,178)	26,310
Reclassification of net gains to net income:
Investment securities gains, net	(14,993)	5,923	(9,070)
Net change in unrealized gains on investment securities	28,495	(11,255)	17,240
Cash flow derivative hedges:
Unrealized net losses on cash flow derivative hedges arising during the period	(550)	217	(333)
Reclassification of net gains to net income:
Other noninterest expense	(457)	181	(276)
Net change in unrealized losses on cash flow derivative hedges	(1,007)	398	(609)
Other comprehensive income	27,488	(10,857)	16,631
Accumulated other comprehensive loss at September 30, 2015	$(57,560)	$22,734	$(34,826)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

			Unrealized	Total
	Pensions	Unrealized	Gains	Accumulated
	and	Gains (Losses)	(Losses) on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended September 30, 2016
Balance at beginning of period	$(26,929)	$21,349	$353	$(5,227)
Other comprehensive income (loss)	—	(6,023)	935	(5,088)
Balance at end of period	$(26,929)	$15,326	$1,288	$(10,315)

Nine Months Ended September 30, 2016
Balance at beginning of period	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive income (loss)	(46)	40,432	558	40,944
Balance at end of period	$(26,929)	$15,326	$1,288	$(10,315)

Three Months Ended September 30, 2015
Balance at beginning of period	$(35,869)	$(9,329)	$(169)	$(45,367)
Other comprehensive income (loss)	—	11,036	(495)	10,541
Balance at end of period	$(35,869)	$1,707	$(664)	$(34,826)

Nine Months Ended September 30, 2015
Balance at beginning of period	$(35,869)	$(15,533)	$(55)	$(51,457)
Other comprehensive income (loss)	—	17,240	(609)	16,631
Balance at end of period	$(35,869)	$1,707	$(664)	$(34,826)

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

The table below sets forth those ratios at September 30, 2016 and December 31, 2015:

	First Hawaiian,		First Hawaiian		Minimum	Well-
	Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2016:
Common equity tier 1 capital to risk-weighted assets	$1,538,786	12.48%	$1,513,858	12.33%	5.125%	6.50%
Tier 1 capital to risk-weighted assets	1,538,786	12.48%	1,513,865	12.33%	6.625%	8.00%
Total capital to risk-weighted assets	1,674,411	13.59%	1,649,490	13.44%	8.625%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,538,786	8.41%	1,513,865	8.29%	4.000%	5.00%

December 31, 2015:
Common equity tier 1 capital to risk-weighted assets	$1,792,701	15.31%	$1,782,961	15.24%	4.500%	6.50%
Tier 1 capital to risk-weighted assets	1,792,708	15.31%	1,782,968	15.24%	6.000%	8.00%
Total capital to risk-weighted assets	1,928,792	16.48%	1,919,052	16.40%	8.000%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,792,708	9.84%	1,782,968	9.80%	4.000%	5.00%

(1)   As defined by the regulations issued by the Board of Governors of the Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2016, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized.

10. Income Taxes

The effective tax rate was 38.43% and 37.71% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 37.54% and 37.71% for the nine months ended September 30, 2016 and 2015, respectively.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. There are currently no federal examinations under way; however, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material unanticipated adjustments were made by the IRS in the years most recently examined and the Company does not expect significant audit developments in the next 12 months. The Company’s income tax returns for 2013 and subsequent tax years generally remain subject to examination by U.S. federal and state taxing authorities, and 2013 and subsequent years are subject to examination by foreign jurisdictions.

A reconciliation of the amount of unrecognized tax benefits is as follows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$5,903	$2,935	$8,838	$5,748	$2,972	$8,720
Additions for current year tax positions	6,268	1,117	7,385	504	—	504
Additions for Reorganization Transactions	115,877	5,459	121,336	—	—	—
Additions for prior years' tax positions:
Accrual of interest and penalties	—	95	95	—	132	132
Other	—	—	—	—	25	25
Reductions for prior years' tax positions:
Expiration of statute of limitations	(530)	(215)	(745)	(467)	(180)	(647)
Other	(12)	(1)	(13)	(31)	—	(31)
Balance at September 30,	$127,506	$9,390	$136,896	$5,754	$2,949	$8,703

Included in the balance of unrecognized tax benefits for the nine months ended September 30, 2016 and 2015, was $10.9 million and $6.6 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $115.9 million and $5.5 million, respectively. Included in the balance of the unrecognized tax benefits as of September 30, 2016, was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $106.4 million of taxes and $5.1 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the nine months ended September 30, 2016 and 2015, the Company recorded $0.2 million and nil, respectively, of net expense attributable to interest and penalties. The Company had a liability of $11.6 million and $5.0 million as of September 30, 2016 and December 31, 2015, respectively, accrued for interest and penalties, of which $9.4 million and $2.9 million as of September 30, 2016 and December 31, 2015, respectively, were attributable to uncertain tax positions and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax positions, and an indemnification payable of $28.6 million. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company expects that any future refunds or adjustments to such taxes will be reimbursed to, or funded by, BWHI or its affiliates pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense.

Effective July 1, 2016, the Company entered into a new tax allocation agreement with its affiliates that generally supersedes the prior tax allocation agreements. The execution of such agreement did not have a material impact to the consolidated financial statements.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives (1)	Derivatives (2)	Amount	Derivatives (1)	Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swaps	$202,394	$—	$(9,119)	$232,867	$—	$(8,996)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,062,236	32,350	(35,584)	682,621	10,909	(14,126)
Funding swap	35,784	—	(7,926)	—	—	—
Foreign exchange contracts	3,566	43	—	4,821	93	—

(1)   The positive fair value of derivative assets are included in other assets.

(2)   The negative fair value of derivative liabilities are included in other liabilities.

As of September 30, 2016, the Company pledged $15.0 million in financial instruments and $49.3 million in cash as collateral for interest rate swaps. As of December 31, 2015, the Company pledged $13.8 million in financial instruments and $15.6 million in cash as collateral for interest rate swaps.

Fair Value Hedges

To protect the Company’s net interest margin, interest rate swaps are utilized to hedge certain fixed-rate loans. These swaps have maturity, amortization and prepayment features that correspond to the loans hedged, and are designated and qualify as fair value hedges. Any gain or loss on the swaps, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current period earnings.

At September 30, 2016, the Company carried interest rate swaps with notional amounts totaling $52.4 million with a positive fair value of nil and fair value losses of $3.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 5.70%. The swaps mature between 2017 and 2023. At December 31, 2015, the Company carried interest rate swaps with notional amounts totaling $82.9 million with a positive fair value of nil and fair value losses of $2.4 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	2016	2015	2016	2015
Losses recorded in net interest income	$(279)	$(547)	$(973)	$(2,011)
(Losses) gains recorded in noninterest income:
Recognized on derivatives	479	(977)	(1,039)	1,015
Recognized on hedged item	(481)	957	1,065	(923)
Net (losses) gains recognized on fair value hedges (ineffective portion)	(2)	(20)	26	92
Net losses recognized on fair value hedges	$(281)	$(567)	$(947)	$(1,919)

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

The liability swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the liability swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a hedge for both the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016 and December 31, 2015, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with fair value losses of $5.6 million as of September 30, 2016 and $6.6 million as of December 31, 2015, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The liability swaps resulted in net interest expense of $0.8 million and $1.0 million during the three months ended September 30, 2016, and 2015 respectively, and net interest expense of $2.5 million and $3.0 million during the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	2016	2015	2016	2015
Pretax gains (losses) recognized in other comprehensive loss on derivatives (effective portion)	$1,545	$(819)	$917	$(550)
Pretax gain reclassified from accumulated other comprehensive income	$—	$—	$—	$(457)

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

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.  The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015:

	Net Gains (Losses) Recognized	Three Months Ended		Nine Months Ended
	in the Consolidated Statements	September 30,		September 30,
(dollars in thousands)	of Income Line Item	2016	2015	2016	2015
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$378	$(225)	$(17)	$(433)
Funding swaps	Other noninterest income	$6	$—	$25	$—
Foreign exchange contracts	Other noninterest income	$72	$14	$(50)	$14

As of September 30, 2016, the Company carried multiple interest rate swaps with notional amounts totaling $1.1 billion, including $1.0 billion related to the Company’s customer swap program, with fair value gains of $32.4 million and fair value losses of $35.6 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 0.53% to 4.90%. The swaps mature between 2018 and 2035. As of December 31, 2015, the Company carried multiple interest rate swaps with notional amounts totaling $682.6 million, including $652.6 million related to the Company’s customer swap program, with fair value gains of $10.9 million and fair value losses of $14.1 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.34% to 4.90%. The swaps mature between 2018 and 2035. These swaps resulted in net interest expense of $0.3 million for both the three months ended

September 30, 2016 and 2015, and net interest expense of $0.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded to income in the current period, and totaled $0.7 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. Interest rate swaps related to the program had equal and offsetting asset and liability fair values of $32.4 million as of September 30, 2016 and $10.9 million as of December 31, 2015.

In conjunction with the sale of Class B shares of common stock issued by Visa, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $7.9 million was included in the unaudited consolidated balance sheet at September 30, 2016 to provide for the fair value of this liability. Under the terms of the agreement, the Company will make monthly payments based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no previous sales of these shares and the Company did not have a similar liability at December 31, 2015. See “Note 16. Fair Value” for more information.

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

Counterparty Credit Risk

By using derivatives, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset, net of cash or other collateral received, and net of derivatives in a loss position with the same counterparty to the extent master netting arrangements exist. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered in determining fair value. Counterparty credit risk adjustments of $0.1 million and nil were recognized for the three months ended September 30, 2016 and 2015, respectively. Counterparty credit risk adjustment of $0.2 million was recognized for both the nine months ended September 30, 2016 and 2015, respectively.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The

Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $75.5 million and $72.7 million at September 30, 2016 and December 31, 2015, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $19.0 million and $18.0 million at September 30, 2016 and December 31, 2015, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2016 have maturities ranging from October 2016 to March 2018. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2016 and December 31, 2015, respectively, were as follows:

	September 30,	December 31,
(dollars in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,179,570	$5,192,874
Standby letters of credit	105,742	127,840
Commercial letters of credit	9,315	8,404

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

13. Earnings per Share

The Company made no adjustments to net income for the purposes of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2016, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions on April 1, 2016, as if such shares were outstanding for the entire period prior to the Reorganization Transactions, plus the weighted average number of such shares outstanding following the Reorganization Transactions through September 30, 2016. For the three and nine months ended September 30, 2015, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions, as if the Company had operated as a stand-alone entity for all periods presented.

The computation of basic and diluted earnings per share were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except shares and per share amounts)	2016	2015	2016	2015
Numerator:
Net income	$53,235	$54,889	$173,626	$163,569

Denominator:
Basic: weighted-average shares outstanding	139,500,542	139,459,620	139,473,360	139,459,620
Add: weighted-average equity-based awards	3,016	—	1,013	—
Diluted: weighted-average shares outstanding	139,503,558	139,459,620	139,474,373	139,459,620

Basic earnings per share	$0.38	$0.39	$1.24	$1.17
Diluted earnings per share	$0.38	$0.39	$1.24	$1.17

14. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015, recorded as a component of salaries and employee benefits in the consolidated statements of income:

	Pension Benefits		Other Benefits
(dollars in thousands)	2016	2015	2016	2015
Three Months Ended September 30,
Service cost	$215	$202	$193	$176
Interest cost	2,172	2,166	210	198
Expected return on plan assets	(1,180)	(1,042)	—	—
Prior service credit	—	—	(107)	(107)
Recognized net actuarial loss	1,774	2,451	—	34
Total net periodic benefit cost	$2,981	$3,777	$296	$301

Nine Months Ended September 30,
Service cost	$644	$605	$577	$527
Interest cost	6,486	6,498	631	594
Expected return on plan assets	(3,515)	(3,125)	—	—
Prior service credit	—	—	(321)	(322)
Recognized net actuarial loss	5,319	7,353	—	103
Total net periodic benefit cost	$8,934	$11,331	$887	$902

15. Stock-Based Compensation

The Company has several stock-based compensation plans which allow for grants of restricted stock, performance share units and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the three and nine months ended September 30, 2016, stock-based compensation expense was $2.1 million and the related income tax benefit was $0.7 million.

Restricted Stock

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. Restricted stock and dividends may be forfeited if an employee terminates prior to vesting. The fair value of restricted stock is determined based on the closing price of FHI’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards.

The following presents the Company’s restricted stock activity for the nine months ended September 30, 2016:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	-	$-
Granted	77,037	24.41
Vested	(77,037)	24.41
Forfeited	-	-
Unvested as of September 30, 2016	-	$-

For the three and nine months ended September 30, 2016, the Company granted 77,037 shares of restricted stock with a weighted-average grant date fair value of $24.41 to key employees. These shares were fully vested on the grant date. The total fair value of restricted stock that vested for the three and nine months ended September 30, 2016 was $1.9 million. However, there are transfer restrictions on these shares with restrictions for 50% of the restricted stock lapsing six months following the vesting date and the restrictions for the remaining 50% of the restricted stock lapsing 18 months following the vesting date.

Performance Share Units

Performance share units (“PSU”) are an award of units in which the recipient’s rights in the units are contingent on the achievement of pre-established performance goals. At the end of the performance period, the Company will determine if the performance goals originally outlined when the PSUs were granted have been achieved. If these goals are met or exceeded, the Company will issue one share of FHI common stock for each vested PSU. Upon vesting and delivery of the common stock, the Company will also pay to each grantee a cash amount equal to the product of all cash dividends paid on a share of common stock from the grant date to such delivery date and the number of common stock delivered to the grantee on such delivery date. Employees must be continuously employed by the Company from the grant date through the applicable vesting date with any unvested PSUs being forfeited upon termination of employment. The fair value of PSUs is valued based on the closing price of FHI’s common stock on the date of grant and is amortized on a straight-line basis over the vesting period.

The following presents the Company’s PSU activity for the nine months ended September 30, 2016:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	-	$-
Granted	115,566	24.41
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2016	115,566	$24.41

For the three and nine months ended September 30, 2016, the Company granted 115,566 PSUs to key employees with a weighted-average grant date fair value of $24.41.  One-third of the PSUs will vest on each of the first, second and third anniversaries of the IPO date. However, transfer restrictions will remain on these shares for six months following the vesting date. The performance condition related to these PSUs is based on the Company’s profitability in the fiscal years immediately preceding the vesting dates. The Company’s stock-based compensation expense related to PSUs was $0.1 million for the three and nine months ended September 30, 2016.  As of September 30, 2016, the unrecognized compensation expense related to unvested PSUs was $2.7 million. The unrecognized compensation expense is expected to be recognized over a weighted average vesting period of 2.83 years. As of September 30, 2016, total shares authorized under the plan from which the restricted stock and PSUs were issued were 5.6 million shares, of which 5.4 million shares were available for future grants.

Restricted Stock Units

Restricted stock units (“RSU”) are an award of units that correspond in number and value to a specified number of shares of FHI’s common stock that are subject to vesting requirements and transferability restrictions. RSUs do not represent actual ownership of common stock. Upon vesting, the Company will issue one share of FHI common stock for each vested RSU. Upon delivery of the common stock, the Company will also pay to each grantee a cash amount equal to the product of all cash dividends paid on a share of common stock from the grant date to such delivery date and the number of common stock delivered to the grantee on such delivery date. The fair value of RSUs is valued based on the closing price of FHI’s common stock on the date of grant and is amortized on a straight-line basis over the vesting period.

The following presents the Company’s RSU activity for the nine months ended September 30, 2016:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	-	$-
Granted	5,379	24.41
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2016	5,379	$24.41

For the three and nine months ended September 30, 2016, the Company granted 5,379 RSUs to non-employee directors with a weighted-average grant date fair value of $24.41. The RSUs will vest in one year from the date of grant. The grantee must continuously serve as a non-employee director from the grant date through the vesting date with any unvested RSUs being forfeited upon termination of the grantee’s service as a non-employee director. The Company’s share-based compensation expense related to these RSUs was not material for the three and nine months ended September 30, 2016. As of September 30, 2016, the unrecognized compensation expense related to unvested RSUs was $0.1 million. The unrecognized compensation expense is expected to be recognized over a weighted average vesting period of 0.83 years. As of September 30, 2016, total shares authorized under the 2016 Non-Employee Director Plan were 75,000 shares, of which 69,621 shares were available for future grants.

Employee Stock Purchase Plan (“ESPP”)

The Company also introduced an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis, effective October 1, 2016. The first such offering period of the Company’s ESPP is from October 1, 2016 through December 31, 2016. Participant purchases through the ESPP will receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature.  As a result, the Company expects that there will be no material expenses related to the ESPP. As of September 30, 2016, total shares authorized under the Company’s ESPP were 600,000 shares.

16. Fair Value

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of September 30, 2016 and December 31, 2015, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $7.9 million was included in the unaudited consolidated balance sheet at September 30, 2016 to provide for the fair value of this liability. The potential liability related to the conversion rate swap agreement was determined based on management’s estimate of the timing and the amount of Visa litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the conversion rate swap agreement is classified as Level 3. The significant unobservable inputs used in the fair value measurement of the Company’s derivative liability are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements as of September 30, 2016
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$308,488	$—	$308,488
Government-sponsored enterprises debt securities	—	189,893	—	189,893
Government agency mortgage-backed securities (1)	—	204,958	—	204,958
Government-sponsored enterprises mortgage-backed securities (1)	—	9,000	—	9,000
Non-government asset-backed securities	—	19,494	—	19,494
Collateralized mortgage obligations
Government agency	—	3,543,653	—	3,543,653
Government-sponsored enterprises	—	1,088,210	—	1,088,210
Total available-for-sale securities	—	5,363,696	—	5,363,696
Other assets (2)	—	32,393	—	32,393
Liabilities
Other liabilities (3)	—	(44,703)	(7,926)	(52,629)
Total	$—	$5,351,386	$(7,926)	$5,343,460

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$499,976	$—	$499,976
Government-sponsored enterprises debt securities	—	95,824	—	95,824
Government agency mortgage-backed securities (1)	—	55,982	—	55,982
Government-sponsored enterprises mortgage-backed securities (1)	—	10,745	—	10,745
Non-government mortgage-backed securities (1)	—	157	—	157
Non-government asset-backed securities	—	95,310	—	95,310
Collateralized mortgage obligations
Government agency	—	2,239,934	—	2,239,934
Government-sponsored enterprises	—	1,029,337	—	1,029,337
Total available-for-sale securities	—	4,027,265	—	4,027,265
Other assets (2)	—	11,002	—	11,002
Liabilities
Other liabilities (3)	—	(23,122)	—	(23,122)
Total	$—	$4,015,145	$—	$4,015,145

(1)   Backed by residential real estate.

(2)   Other assets include investments in derivative assets.

(3)   Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the three and nine months ended September 30, 2016 and during the year ended December 31, 2015, there were no transfers between levels. The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 are summarized in the table below.

Visa
(dollars in thousands)	Derivative
Three Months Ended September 30, 2016
Balance as of July 1, 2016	$(8,376)
Total net gains included in other noninterest income	6
Settlements	444
Balance as of September 30, 2016	$(7,926)
Total unrealized net gains included in net income related to liabilities still held as of September 30, 2016	$6

Nine Months Ended September 30, 2016
Balance as of January 1, 2016	$—
Total net gains included in other noninterest income	25
Purchases	(8,875)
Settlements	924
Balance as of September 30, 2016	$(7,926)
Total unrealized net gains included in net income related to liabilities still held as of September 30, 2016	$25

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

	September 30, 2016
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$1,175,820	$371,622	$804,197	$—	$1,175,819
Loans (1)	11,209,378	—	—	11,307,808	11,307,808

Financial liabilities:
Deposits	$16,965,527	$12,960,384	$4,009,417	$—	$16,969,801
Short-term borrowings	9,151	—	9,131	—	9,131

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$21,534	$—	$—	$21,534	$21,534
Standby letters of credit	1,533	—	—	1,533	1,533
Commercial letters of credit	23	—	—	23	23

(1)   Excludes financing leases of $187.2 million at September 30, 2016.

(2)   There were no lease commitments at September 30, 2016.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2016
Impaired loans	$—	$—	$1,368
December 31, 2015
Impaired loans	$—	$—	$1,250

Total losses of impaired loans for the nine months ended September 30, 2016 and 2015 was $0.4 million and $0.3 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2016
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,368	Appraisal Value	Appraisal Value	n/m (1)
Other liabilities	$(7,926)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,250	Appraisal Value	Appraisal Value	n/m (1)

(1)    The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

17. Reportable Operating Segments

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

The following table presents selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2016
Net interest income (expense)	$104,048	$28,655	$(10,020)	$122,683
Provision for loan and lease losses	(770)	(1,330)	—	(2,100)
Net interest income (expense) after provision for loan and lease losses	103,278	27,325	(10,020)	120,583

Noninterest income	22,398	15,479	10,813	48,690
Noninterest expense	(51,093)	(14,792)	(16,919)	(82,804)
Income (loss) before provision for income taxes	74,583	28,012	(16,126)	86,469

(Provision) benefit for income taxes	(27,672)	(10,399)	4,837	(33,234)
Net income (loss)	$46,911	$17,613	$(11,289)	$53,235

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2016
Net interest income (expense)	$310,244	$84,460	$(34,282)	$360,422
Provision for loan and lease losses	(1,722)	(2,978)	—	(4,700)
Net interest income (expense) after provision for loan and lease losses	308,522	81,482	(34,282)	355,722

Noninterest income	68,553	48,498	51,529	168,580
Noninterest expense	(160,495)	(39,676)	(46,170)	(246,341)
Income (loss) before provision for income taxes	216,580	90,304	(28,923)	277,961

(Provision) benefit for income taxes	(80,727)	(33,640)	10,032	(104,335)
Net income (loss)	$135,853	$56,664	$(18,891)	$173,626

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2015
Net interest income (expense)	$100,014	$26,941	$(13,405)	$113,550
Provision for loan and lease losses	(1,202)	(1,348)	—	(2,550)
Net interest income (expense) after provision for loan and lease losses	98,812	25,593	(13,405)	111,000

Noninterest income	25,460	19,346	11,696	56,502
Noninterest expense	(48,449)	(13,247)	(17,681)	(79,377)
Income (loss) before provision for income taxes	75,823	31,692	(19,390)	88,125

(Provision) benefit for income taxes	(27,688)	(11,583)	6,035	(33,236)
Net income (loss)	$48,135	$20,109	$(13,355)	$54,889

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2015
Net interest income (expense)	$297,840	$86,045	$(38,782)	$345,103
Provision for loan and lease losses	(3,487)	(3,913)	—	(7,400)
Net interest income (expense) after provision for loan and lease losses	294,353	82,132	(38,782)	337,703

Noninterest income	74,002	54,475	35,738	164,215
Noninterest expense	(150,278)	(40,335)	(48,694)	(239,307)
Income (loss) before provision for income taxes	218,077	96,272	(51,738)	262,611

(Provision) benefit for income taxes	(81,328)	(35,927)	18,213	(99,042)
Net income (loss)	$136,749	$60,345	$(33,525)	$163,569

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNP Paribas (“BNPP”)  and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions, as discussed below; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it retains over our business following the initial public offering, as discussed below; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

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

Reorganization Transactions

On April 1, 2016, BNPP effected a series of reorganization transactions (the “Reorganization Transactions”) pursuant to which the Parent, which was then known as BancWest Corporation (“BancWest”), contributed Bank of the West (“BOW”) to BancWest Holding Inc. (“BWHI”), a newly formed bank holding company and a wholly-owned subsidiary of BNPP. Upon formation, BWHI was a direct wholly-owned subsidiary of BancWest and, as part of the Reorganization Transactions, BancWest contributed 100% of its interest in BOW to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly-owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with First Hawaiian Bank remaining our only direct wholly-owned subsidiary. The Reorganization Transactions were made in connection with our transition to a stand-alone public company and our separation from BNPP. On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, we became an indirect wholly-owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly-owned subsidiary of BancWest Corporation (“BWC”), the BNPP selling stockholder in our initial public offering and a direct wholly-owned subsidiary of BNP Paribas USA.

Initial Public Offering and Separation from BNPP

On August 4, 2016, our common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, we completed our initial public offering of 24,250,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share. The Company did not receive any of the proceeds from the sale of the shares by BWC. Upon closing of the initial public offering, BNPP beneficially owned approximately 83% of the Parent’s common stock.

We entered into a transitional services agreement with BNPP, BWHI, BOW and First Hawaiian Bank (the “Transitional Services Agreement”) pursuant to which BNPP, BWHI and BOW will continue to provide us with certain services they currently provide to us either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services currently provided to them, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur incremental ongoing and one-time expenses of between $14.5 million and $17.0 million in the aggregate per year for the years ending December 31, 2016, 2017 and 2018. We expect our incremental ongoing costs to include those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors) and consulting fees. Our estimates also include cost increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. We expect that our one-time expenses incurred in connection with our initial public offering will include professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the Comprehensive Capital Analysis and Review (“CCAR”) process, we expect our stress testing-related compliance costs to increase incrementally as we will continue to require certain services for our Dodd-Frank Act Stress Testing (“DFAST”) process and the expenses associated with those services will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as First Hawaiian, Inc.) related to First Hawaiian Bank (and not Bank of the West) have been combined with First Hawaiian Bank and are presented on a basis of accounting that reflects a change in reporting entity as if we were a separate stand-alone entity for all periods presented. The accompanying unaudited interim consolidated financial statements include allocations of certain Company assets as agreed to by the parties and also certain expenses amounting to approximately $5.8 million and $13.1 million for the nine months ended September 30, 2016 and 2015, respectively, specifically applicable to the operations of BancWest related to First Hawaiian Bank through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in our accompanying unaudited interim consolidated financial statements represent those directly related to BWHI and Bank of the West. These allocated expenses, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of the Company if we had operated as a stand-alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of the Company’s future results of operations and financial condition.

Upon completion of the Reorganization Transactions on April 1, 2016, the unaudited interim consolidated financial statements of the Company reflected the results of operations, financial position and cash flows of First Hawaiian, Inc. and its wholly-owned subsidiary, First Hawaiian Bank. All significant intercompany account balances and transactions have been eliminated in consolidation. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Hawaii Economy

Hawaii’s economy continued to perform well during the nine months ended September 30, 2016, led in large part by a strong tourism industry, labor market conditions and the growth of personal income and tax revenues. Visitor arrivals for the first eight months of 2016 increased by 2.6% compared to the same period in 2015, and total visitor spending for the first eight months of 2016 increased by 3.0% compared to the same period in 2015. Visitor arrivals and spending increased, in particular, from U.S. mainland visitors, which offset a decline in visitor arrivals and spending from Canadian visitors. Construction activity in Hawaii has continued to be strong for the nine months ended September 30, 2016. New residential projects, commercial towers and mixed-use developments are expected to offset construction projects nearing completion. The statewide seasonally-adjusted unemployment rate was 3.3% in September 2016 compared to 3.4% in September 2015. The national seasonally-adjusted unemployment rate was 5.0% in September 2016 compared to 5.1% in September 2015. The volume of single-family home sales on Oahu increased by 4.8% for the nine months ended September 30, 2016 compared to the same period in 2015, while the volume of condominium sales on Oahu increased by 9.0% for the nine months ended September 30, 2016 compared to the same period in 2015. Likewise, the median price of single-family home sales and condominium sales on Oahu increased by 5.2% and 8.7%, respectively, for the nine months ended September 30, 2016 compared to the same period in 2015. As of September 30, 2016, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.9 months and 3.0 months, respectively.

While Hawaii’s economy performed well during the first nine months of 2016, we continue to monitor the timing of higher interest rates in the U.S., recent global political events such as the United Kingdom’s referendum to exit the European Union, the weakening of the Japanese yen and recession in Japan, continued higher levels of underemployment compared to pre-recession levels in Hawaii and on the U.S. mainland, and the construction expansion in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability. These factors could impact our profitability in future reporting periods.

Financial Highlights

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share data)	2016	2015	2016	2015
Income Statement Data:
Interest income	$129,334	$119,104	$380,207	$361,739
Interest expense	6,651	5,554	19,785	16,636
Net interest income	122,683	113,550	360,422	345,103
Provision for loan and lease losses	2,100	2,550	4,700	7,400
Net interest income after provision for loan and lease losses	120,583	111,000	355,722	337,703
Noninterest income	48,690	56,502	168,580	164,215
Noninterest expense	82,804	79,377	246,341	239,307
Income before provision for income taxes	86,469	88,125	277,961	262,611
Provision for income taxes	33,234	33,236	104,335	99,042
Net income	$53,235	$54,889	$173,626	$163,569
Basic earnings per share	$0.38	$0.39	$1.24	$1.17
Diluted earnings per share	$0.38	$0.39	$1.24	$1.17
Basic weighted-average outstanding shares	139,500,542	139,459,620	139,473,360	139,459,620
Diluted weighted-average outstanding shares	139,503,558	139,459,620	139,474,373	139,459,620
Dividend payout ratio	52.39%	—%	33.34%	—%
Supplemental Income Statement Data (non-GAAP) (1):
Core net interest income	$122,683	$113,550	$360,422	$340,267
Core noninterest income	48,690	47,981	142,852	141,615
Core noninterest expense	79,714	79,377	240,704	239,307
Core net income	55,177	49,582	161,110	146,481
Core basic earnings per share	$0.40	$0.36	$1.16	$1.05
Core diluted earnings per share	$0.40	$0.36	$1.16	$1.05
Other Financial Information / Performance Ratios (2):
Net interest margin	2.87%	2.72%	2.84%	2.80%
Core net interest margin (non-GAAP) (1),(3)	2.87%	2.72%	2.84%	2.76%
Efficiency ratio	48.31%	46.67%	46.56%	46.98%
Core efficiency ratio (non-GAAP) (1),(4)	46.51%	49.14%	47.82%	49.66%
Return on average total assets	1.10%	1.16%	1.21%	1.17%
Core return on average total assets (non-GAAP) (1),(5)	1.14%	1.05%	1.12%	1.05%
Return on average tangible assets (non-GAAP) (11)	1.16%	1.23%	1.28%	1.24%
Core return on average tangible assets (non-GAAP) (1),(6)	1.20%	1.11%	1.18%	1.11%
Return on average total stockholders' equity	8.45%	7.94%	8.96%	8.01%
Core return on average total stockholders' equity (non-GAAP) (1),(7)	8.76%	7.17%	8.31%	7.18%
Return on average tangible stockholders' equity (non-GAAP) (11)	14.02%	12.46%	14.56%	12.62%
Core return on average tangible stockholders' equity (non-GAAP) (1),(8)	14.53%	11.25%	13.51%	11.30%
Noninterest expense to average assets	1.71%	1.68%	1.72%	1.72%
Core noninterest expense to average assets (non-GAAP) (1),(9)	1.64%	1.68%	1.68%	1.72%

	As of	As of
	September 30,	December 31,
	2016	2015
Balance Sheet Data:
Loans and leases	$11,396,555	$10,722,030
Less allowance for loan and lease losses	135,025	135,484
Interest-bearing deposits in other banks	804,198	2,350,099
Investment securities	5,363,696	4,027,265
Goodwill	995,492	995,492
Total assets	19,892,693	19,352,681
Total deposits	16,965,527	16,061,924
Total liabilities	17,368,730	16,615,740
Total stockholders' equity	2,523,963	2,736,941
Book value per share	18.09	19.63
Tangible book value per share (non-GAAP) (11)	10.96	12.49

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.08%	0.16%
Allowance for loan and lease losses / total loans and leases	1.18%	1.26%
Net charge-offs / average total loans and leases (2)	0.06%	0.09%

	As of	As of
	September 30,	December 31,
Capital Ratios(10):	2016	2015
Common Equity Tier 1 Capital Ratio	12.48%	15.31%
Tier 1 Capital Ratio	12.48%	15.31%
Total Capital Ratio	13.59%	16.48%
Tier 1 Leverage Ratio	8.41%	9.84%
Total stockholders' equity to total assets	12.69%	14.14%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	8.09%	9.49%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	As of and for the		As of and for the
	three months ended September 30,		nine months ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net interest income	$122,683	$113,550	$360,422	$345,103
Early loan termination(a)	—	—	—	(4,836)
Core net interest income (non-GAAP)	$122,683	$113,550	$360,422	$340,267

Noninterest income	$48,690	$56,502	$168,580	$164,215
Gain on sale of securities	—	(2,379)	(3,050)	(12,474)
Gain on sale of stock (Visa/MasterCard)	—	(1,752)	(22,678)	(2,519)
Gain on sale of other assets	—	(1,444)	—	(2,127)
Other adjustments(a),(b)	—	(2,946)	—	(5,480)
Core noninterest income (non-GAAP)	$48,690	$47,981	$142,852	$141,615

Noninterest expense	$82,804	$79,377	$246,341	$239,307
One-time items(c)	(3,090)	—	(5,637)	—
Core noninterest expense (non-GAAP)	$79,714	$79,377	240,704	$239,307

Net income	$53,235	$54,889	$173,626	$163,569
Early loan termination	—	—	—	(4,836)
Gain on sale of securities	—	(2,379)	(3,050)	(12,474)
Gain on sale of stock (Visa/MasterCard)	—	(1,752)	(22,678)	(2,519)
Gain on sale of other assets	—	(1,444)	—	(2,127)
Other adjustments(b)	—	(2,946)	—	(5,480)
One-time items(c)	3,090	—	5,637	—
Tax adjustments (d)	(1,148)	3,214	7,575	10,348
Total core adjustments	1,942	(5,307)	(12,516)	(17,088)
Core net income (non-GAAP)	$55,177	$49,582	$161,110	$146,481
Core basic earnings per share (non-GAAP)	$0.40	$0.36	$1.16	$1.05
Core diluted earnings per share (non-GAAP)	$0.40	$0.36	$1.16	$1.05

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

(2)   Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2016 and 2015.

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

(7)   Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)  Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)   Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10) The change in our capital ratios from December 31, 2015 to September 30, 2016 was primarily due to distributions of $363.6 million made in connection with the Reorganization Transactions.

(11) Return on average tangible assets, return on average tangible stockholders’ equity, tangible stockholders’ equity to tangible assets, average tangible stockholders’ equity to average tangible assets and tangible book value per share are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets, each of which we calculate by subtracting (and thereby effectively excluding) amounts related to our goodwill. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to diluted outstanding shares. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	As of and for the		As of and for the
	three months ended September 30,		nine months ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$53,235	$54,889	$173,626	$163,569

Average total stockholders' equity	$2,506,099	$2,743,469	$2,588,602	$2,728,767
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,510,607	$1,747,977	$1,593,110	$1,733,275

Total stockholders' equity	$2,523,963	$2,744,340	$2,523,963	$2,744,340
Less: goodwill	995,492	995,492	995,492	995,492
Tangible stockholders' equity	$1,528,471	$1,748,848	$1,528,471	$1,748,848

Average total assets	$19,314,668	$18,739,906	$19,185,484	$18,643,308
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$18,319,176	$17,744,414	$18,189,992	$17,647,816

Total assets	$19,892,693	$18,870,760	$19,892,693	$18,870,760
Less: goodwill	995,492	995,492	995,492	995,492
Tangible assets	$18,897,201	$17,875,268	$18,897,201	$17,875,268

Basic weighted-average shares outstanding	139,500,542	139,459,620	139,473,360	139,459,620
Diluted weighted-average shares outstanding	139,503,558	139,459,620	139,474,373	139,459,620

Return on average total stockholders' equity(a)	8.45%	7.94%	8.96%	8.01%
Return on average tangible stockholders' equity (non-GAAP)(a)	14.02%	12.46%	14.56%	12.62%

Return on average total assets(a)	1.10%	1.16%	1.21%	1.17%
Return on average tangible assets (non-GAAP)(a)	1.16%	1.23%	1.28%	1.24%

Total stockholders' equity to total assets	12.69%	14.54%	12.69%	14.54%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.09%	9.78%	8.09%	9.78%

Average stockholders' equity to average assets	12.98%	14.64%	13.49%	14.64%
Average tangible stockholders' equity to average tangible assets (non-GAAP)	8.25%	9.85%	8.76%	9.82%

Book value per share	$18.09	$19.68	$18.10	$19.68
Tangible book value per share (non-GAAP)	$10.96	$12.54	$10.96	$12.54

(a)  Annualized for the three and nine months ended September 30, 2016 and 2015.

Financial Highlights

Net income was $53.2 million for the three months ended September 30, 2016, a decrease of $1.7 million or 3% as compared to the same period in 2015. Basic and diluted earnings per share were $0.38 for the three months ended September 30, 2016, a decrease of $0.01 per share or 3% as compared to the same period in 2015. The decrease was primarily due to lower noninterest income and higher noninterest expense. This was partially offset by higher net interest income and a lower provision for loan and lease losses (the “Provision”) for three months ended September 30, 2016.

Our return on average tangible assets was 1.16% for the three months ended September 30, 2016, a decrease of 7 basis points from the same period in 2015, and our return on average tangible stockholders’ equity was 14.02% for the three months ended September 30, 2016, an increase of 156 basis points from the same period in 2015. Our efficiency ratio was 48.31% for the three months ended September 30, 2016 compared to 46.67% for the same period in 2015.

Our results for the three months ended September 30, 2016 were highlighted by the following:

•

Net interest income was $122.7 million for the three months ended September 30, 2016, an increase of $9.1 million or 8% compared to the same period in 2015. Our net interest margin was 2.87% for the three months ended September 30, 2016, an increase of 15 basis points from the same period in 2015. The increase in net interest income was primarily due to strong loan growth and higher yields from our investment securities portfolio, partially offset by lower yields from our loan portfolio and a slightly higher cost of funding our deposits.

•

The Provision was $2.1 million for the three months ended September 30, 2016, a decrease of $0.5 million or 18% compared to the same period in 2015. While we have experienced strong loan growth over the past year, classified loans and leases and nonperforming assets have continued to decrease.

•

Noninterest income was $48.7 million for the three months ended September 30, 2016, a decrease of $7.8 million or 14% compared to the same period in 2015. The decrease was primarily due to a $7.3 million decrease in other noninterest income.

•

Noninterest expense was $82.8 million for the three months ended September 30, 2016, an increase of $3.4 million or 4% compared to the same period in 2015. The increase in noninterest expense was primarily due to a $1.1 million increase in regulatory assessment and fees and a $1.0 million increase in card reward program expenses.

Net income was $173.6 million for the nine months ended September 30, 2016, an increase of $10.1 million or 6% as compared to the same period in 2015. Basic and diluted earnings per share were $1.24 for the nine months ended September 30, 2016, an increase of $0.07 or 6% as compared to the same period in 2015. The increase was primarily due to an increase in net interest income, a decrease in the Provision and an increase in noninterest income.  This was partially offset by an increase in noninterest expense for the nine months ended September 30, 2016.

Our return on average tangible assets was 1.28% for the nine months ended September 30, 2016, an increase of four basis points from the same period in 2015, and our return on average tangible stockholders’ equity was 14.56% for the nine months ended September 30, 2016, an increase of 194 basis points from the same period in 2015. We continued to manage our expenses as our efficiency ratio was 46.56% for the nine months ended September 30, 2016 compared to 46.98% for the same period in 2015.

Our results for the nine months ended September 30, 2016 were highlighted by the following:

•

Net interest income was $360.4 million for the nine months ended September 30, 2016, an increase of $15.3 million or 4% compared to the same period in 2015. Our net interest margin was 2.84% for the nine months ended September 30, 2016, an increase of four basis points from the same period in 2015. The increase in net interest income was primarily due to strong loan growth and an increase in yields on our investment securities portfolio, partially offset by lower yields from our loans and leases and higher cost of funds.

•

The Provision was $4.7 million for the nine months ended September 30, 2016, a decrease of $2.7 million or 36% from the same period in 2015. While we have experienced strong loan growth over the past year, nonperforming assets have continued to decrease.

•

Noninterest income was $168.6 million for the nine months ended September 30, 2016, an increase of $4.4 million or 3% compared to the same period in 2015. The increase was primarily due to a $10.8 million increase in net gains on the sale of investment securities, partially offset by a $7.5 million decrease in other noninterest income. We recorded a net gain of $22.7 million related to the sale of 274,000 shares of our Visa Class B restricted shares during the nine months ended September 30, 2016.

•

Noninterest expense was $246.3 million for the nine months ended September 30, 2016, an increase of $7.0 million or 3% compared to the same period in 2015.  The increase in noninterest expense was primarily due to a $1.8 million increase in salaries and benefits expense, a $1.7 million increase in regulatory assessment and fees, a $1.2 million increase in other noninterest expenses and a $1.1 million increase in equipment expenses.

During 2016, we continued to experience strong loan growth and invested our excess liquidity in high-grade investment securities. Our deposit balances also increased during 2016 while interest-bearing deposits in other banks decreased. We also continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.

•

Total loans and leases were $11.4 billion as of September 30, 2016, an increase of $674.5 million or 6% from December 31, 2015. We experienced strong growth in our commercial and industrial portfolio as corporations continued to invest in their businesses. We continued to experience strong growth in our residential real estate and indirect automobile lending businesses. This was a reflection of a strong Hawaii economy, an increase in statewide personal income, low unemployment rates and demand for more urban housing developments.

•

The allowance for loan and lease losses (the “Allowance”) was $135.0 million as of September 30, 2016, a decrease of $0.5 million or 0.3% from December 31, 2015. The ratio of our Allowance to total loans and leases outstanding decreased to 1.18% as of September 30, 2016, compared to 1.26% as of December 31, 2015. The decrease in the Allowance was commensurate with our stable credit risk profile, which was reflected in lower levels of non-accrual and classified loans and leases.

•

We continued to invest excess liquidity in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”). The total carrying value of our investment securities portfolio was $5.4 billion as of September 30, 2016, an increase of $1.3 billion or 33% compared to December 31, 2015. The higher balances in investment securities as of September 30, 2016 were primarily due to the deployment of excess liquidity into higher yielding investment securities.

•

Total deposits were $17.0 billion as of September 30, 2016, an increase of $903.6 million or 6% from December 31, 2015.  Increases in demand, money market and time deposit balances were partially offset by a decrease in savings deposit balances.

•

Finally, total stockholders’ equity was $2.5 billion as of September 30, 2016, a decrease of $213.0 million or 8% from December 31, 2015. The decrease in stockholders’ equity was primarily due to distributions prior to the Reorganization Transactions on April 1, 2016 of $363.6 million. We also paid cash dividends of $57.9 million to our shareholders during the nine months ended September 30, 2016. This was partially offset by earnings for the nine months ended September 30, 2016 of $173.6 million.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2016 and 2015, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,023.6	$1.3	0.51%	$1,649.2	$1.1	0.27%
Available-for-Sale Investment Securities	4,743.7	21.1	1.77	4,574.7	17.8	1.54
Loans Held for Sale	—	—	—	4.3	—	3.59
Loans and Leases (1)
Commercial and industrial	3,248.1	23.7	2.90	2,884.0	20.8	2.86
Real estate - commercial	2,338.2	21.3	3.63	2,126.4	20.1	3.76
Real estate - construction	448.9	3.7	3.29	369.6	3.1	3.37
Real estate - residential	3,571.3	36.4	4.06	3,422.6	35.3	4.09
Consumer	1,467.0	20.5	5.55	1,313.7	19.3	5.83
Lease financing	188.2	1.3	2.84	214.7	1.6	2.89
Total Loans and Leases	11,261.7	106.9	3.78	10,331.0	100.2	3.85
Total Earning Assets (2)	17,029.0	129.3	3.02	16,559.2	119.1	2.85
Cash and Due from Banks	357.1			281.9
Other Assets	1,928.6			1,898.8
Total Assets	$19,314.7			$18,739.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,416.4	$0.6	0.06%	$4,222.6	$0.5	0.04%
Money Market	2,549.3	0.6	0.10	2,367.6	0.5	0.09
Time	3,776.6	5.4	0.57	3,605.0	4.5	0.50
Total Interest-Bearing Deposits	10,742.3	6.6	0.25	10,195.2	5.5	0.21
Short-Term Borrowings	18.5	—	0.42	364.9	—	0.05
Total Interest-Bearing Liabilities	10,760.8	6.6	0.25	10,560.1	5.5	0.21
Net Interest Income		$122.7			$113.6
Interest Rate Spread			2.77%			2.64%
Net Interest Margin			2.87%			2.72%
Noninterest-Bearing Demand Deposits	5,649.8			5,090.6
Other Liabilities	398.0			345.8
Stockholders' Equity	2,506.1			2,743.4
Total Liabilities and Stockholders' Equity	$19,314.7			$18,739.9

(1)    Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

(2)    For the three months ended September 30, 2016 and 2015, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended September 30, 2016
	Compared to September 30, 2015
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.5)	$0.7	$0.2
Available-for-Sale Investment Securities	0.6	2.7	3.3
Loans Held for Sale	—	—	—
Loans and Leases
Commercial and industrial	2.7	0.2	2.9
Real estate - commercial	1.9	(0.7)	1.2
Real estate - construction	0.7	(0.1)	0.6
Real estate - residential	1.5	(0.4)	1.1
Consumer	2.2	(1.0)	1.2
Lease financing	(0.2)	(0.1)	(0.3)
Total Loans and Leases	8.8	(2.1)	6.7
Total Change in Interest Income	8.9	1.3	10.2

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	0.1	0.1
Money Market	0.1	—	0.1
Time	0.2	0.7	0.9
Total Interest-Bearing Deposits	0.3	0.8	1.1
Short-term Borrowings	(0.1)	0.1	—
Total Change in Interest Expense	0.2	0.9	1.1
Change in Net Interest Income	$8.7	$0.4	$9.1

(1)    The change in interest income and expense not solely due to changes in volume or rate have been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $122.7 million for the three months ended September 30, 2016, an increase of $9.1 million or 8% compared to the same period in 2015. Our net interest margin was 2.87% for the three months ended September 30, 2016, an increase of 15 basis points from the same period in 2015. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher yields and available balances in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks, lower yields from our loan portfolio, and slightly higher deposit funding costs. For the three months ended September 30, 2016, the average balance of our loans and leases was $11.3 billion, an increase of $930.7 million or 9% compared to the same period in 2015. The higher average balance in loans and leases was primarily due to strong growth in our commercial and industrial, consumer and commercial real estate lending portfolios. For the three months ended September 30, 2016, yields on our investment securities portfolio were 1.77%, an increase of 23 basis points from the same period in 2015, and the average balance of our investment securities portfolio was $4.7 billion, an increase of $169.0 million or 4% compared to the same period in 2015. Yields on our loans and leases were 3.78% for the three months ended September 30, 2016, a decrease of seven basis points as compared to the same period in 2015. We experienced a decrease in yields in most of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $6.6 million for the three months ended September 30, 2016, an increase of $1.1 million or 20% compared to the same period in 2015. Rates paid on our interest-bearing deposits were 25 basis points for the three months ended September 30, 2016, an increase of four basis points from the same period in 2015.

For the nine months ended September 30, 2016 and 2015, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,602.3	$6.1	0.51%	$1,564.3	$3.1	0.26%
Available-for-Sale Investment Securities	4,304.5	57.1	1.77	4,714.1	55.0	1.56
Loans Held for Sale	—	—	—	5.9	0.1	3.33
Loans and Leases (1)
Commercial and industrial	3,200.6	70.3	2.93	2,819.1	62.1	2.95
Real estate - commercial	2,273.3	62.9	3.70	2,130.4	60.9	3.82
Real estate - construction	425.0	10.4	3.27	382.4	9.7	3.38
Real estate - residential	3,525.5	108.9	4.13	3,359.9	108.8	4.33
Consumer	1,441.6	60.4	5.59	1,278.3	57.2	5.98
Lease financing	189.5	4.1	2.90	221.2	4.8	2.88
Total Loans and Leases	11,055.5	317.0	3.83	10,191.3	303.5	3.98
Total Earning Assets (2)	16,962.3	380.2	2.99	16,475.6	361.7	2.94
Cash and Due from Banks	320.1			285.0
Other Assets	1,903.1			1,882.7
Total Assets	$19,185.5			$18,643.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,371.6	$1.9	0.06%	$4,129.6	$1.1	0.04%
Money Market	2,410.6	1.7	0.09	2,321.7	1.6	0.09
Time	3,782.2	16.0	0.57	3,724.1	13.7	0.49
Total Interest-Bearing Deposits	10,564.4	19.6	0.25	10,175.4	16.4	0.22
Short-Term Borrowings	148.0	0.2	0.16	410.4	0.2	0.05
Total Interest-Bearing Liabilities	10,712.4	19.8	0.25	10,585.8	16.6	0.21
Net Interest Income		$360.4			$345.1
Interest Rate Spread			2.74%			2.73%
Net Interest Margin			2.84%			2.80%
Noninterest-Bearing Demand Deposits	5,514.8			4,983.5
Other Liabilities	369.7			345.2
Stockholders' Equity	2,588.6			2,728.8
Total Liabilities and Stockholders' Equity	$19,185.5			$18,643.3

(1)    Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

(2)    For the nine months ended September 30, 2016 and 2015, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 7
	Nine Months Ended September 30, 2016
	Compared to September 30, 2015
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.1	$2.9	$3.0
Available-for-Sale Investment Securities	(5.0)	7.1	2.1
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	8.4	(0.2)	8.2
Real estate - commercial	4.0	(2.0)	2.0
Real estate - construction	1.0	(0.3)	0.7
Real estate - residential	5.3	(5.2)	0.1
Consumer	7.0	(3.8)	3.2
Lease financing	(0.7)	—	(0.7)
Total Loans and Leases	25.0	(11.5)	13.5
Total Change in Interest Income	20.0	(1.5)	18.5

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	0.7	0.8
Money Market	0.1	—	0.1
Time	0.2	2.1	2.3
Total Interest-Bearing Deposits	0.4	2.8	3.2
Short-Term Borrowings	(0.2)	0.2	—
Total Change in Interest Expense	0.2	3.0	3.2
Change in Net Interest Income	$19.8	$(4.5)	$15.3

(1)   The change in interest income and expense not solely due to changes in volume or rate have been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable equivalent basis, was $360.4 million for the nine months ended September 30, 2016, an increase of $15.3 million or 4% as compared to the same period in 2015. Our net interest margin was 2.84% for the nine months ended September 30, 2016, an increase of four basis points as compared to the same period in 2015. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in investment securities, lower yields on our loans and slightly higher deposit funding costs. For the nine months ended September 30, 2016, the average balance of our loans and leases was $11.1 billion, an increase of $864.2 million or 8% compared to the same period in 2015. The higher average balance in loans and leases was primarily due to strong growth in our commercial and industrial, consumer and residential real estate lending portfolios. For the nine months ended September 30, 2016, yields on our investment securities portfolio were 1.77%, an increase of 21 basis points from the same period in 2015. This was partially offset by a $409.6 million or 9% decrease in the average balance of our investment securities portfolio. Yields on our loans and leases were 3.83% for the nine months ended September 30, 2016, a decrease of 15 basis points as compared to the same period in 2015. We experienced a decrease in yields in all of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $19.6 million for the nine months ended September 30, 2016, an increase of $3.2 million or 20% compared to the same period in 2015. Rates paid on our interest-bearing deposits were 25 basis points for the nine months ended September 30, 2016, an increase of three basis points from the same period in 2015.

Provision for Credit Losses

The Provision was $2.1 million for the three months ended September 30, 2016, which represented a decrease of $0.5 million or 18% compared to the same period in 2015. We recorded net charge-offs of $3.4 million for both the three months ended September 30, 2016 and 2015.  This represented net charge-offs of 0.12% and 0.13% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2016 and 2015, respectively. The Provision was $4.7 million for the nine months ended September 30, 2016, which represented a decrease of $2.7 million or 36% compared to the same period in 2015. We recorded net charge-offs of $5.2 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively. This represented net charge-offs of 0.06% and 0.09% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2016 and 2015, respectively. The Allowance was $135.0 million as of September 30, 2016, a decrease of $0.5 million or 0.3% from December 31, 2015 and represented

1.18% of total outstanding loans and leases as of September 30, 2016, compared to 1.26% of total outstanding loans and leases as of December 31, 2015. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended September 30, 2016 and 2015 and Table 9 presents the major components of noninterest income for the nine months ended September 30, 2016 and 2015:

Noninterest Income				Table 8
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Service charges on deposit accounts	$9,575	$10,441	$(866)	(8)%
Credit and debit card fees	14,103	13,858	245	2
Other service charges and fees	8,768	9,916	(1,148)	(12)
Trust and investment services income	7,508	7,372	136	2
Bank-owned life insurance	7,115	1,898	5,217	n.m.
Investment securities gains, net	30	4,131	(4,101)	(99)
Other	1,591	8,886	(7,295)	(82)
Total noninterest income	$48,690	$56,502	$(7,812)	(14)%

n.m. – Denotes a variance which is not meaningful.

Noninterest Income				Table 9
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Service charges on deposit accounts	$28,759	$30,656	$(1,897)	(6)%
Credit and debit card fees	41,732	41,633	99	—
Other service charges and fees	26,909	29,651	(2,742)	(9)
Trust and investment services income	22,236	22,610	(374)	(2)
Bank-owned life insurance	13,263	7,297	5,966	82
Investment securities gains, net	25,761	14,993	10,768	72
Other	9,920	17,375	(7,455)	(43)
Total noninterest income	$168,580	$164,215	$4,365	3%

Total noninterest income was $48.7 million for the three months ended September 30, 2016, a decrease of $7.8 million or 14% as compared to the same period in 2015. Total noninterest income was $168.6 million for the nine months ended September 30, 2016, an increase of $4.4 million or 3% as compared to the same period in 2015.

Service charges on deposit accounts were $9.6 million for the three months ended September 30, 2016, a decrease of $0.9 million or 8% as compared to the same period in 2015. This decrease was primarily due to a $0.6 million decrease in overdraft fees from higher average transactional account balances in the current year and a $0.2 million decrease in service charges from account analysis services due to higher balances in business accounts, which resulted in higher earning credits that offset fee income. Service charges on deposit accounts were $28.8 million for the nine months ended September 30, 2016, a decrease of $1.9 million or 6% as compared to the same period in 2015. This decrease was primarily due to a $1.1 million decrease in overdraft fees and a $0.5 million decrease in account analysis fees.

Other service charges and fees were $8.8 million for the three months ended September 30, 2016, a decrease of $1.1 million or 12% as compared to the same period in 2015. This decrease was primarily due to a $0.9 million decrease in fees from servicing Bank of the West credit cards which ended in November 2015, a $0.3 million decrease in residential mortgage servicing fees and a $0.2 million decrease in fees from annuities and securities, partially offset by a $0.2 million increase in fee income from our cash management services and a $0.1 million increase in fees from standby letters of credit arrangements. Other service charges and fees were $26.9 million for the nine months ended September 30, 2016, a decrease of $2.7 million or 9% as compared to the same period in 2015. This decrease was primarily due to a $2.9 million decrease in fees from servicing Bank of the West credit cards, a $0.7 million decrease in residential mortgage servicing fees and a $0.3 million decrease in insurance income. This was partially offset by a $0.5 million increase in fee income from our cash management services, a $0.3 million increase in fees from standby letters of credit arrangements and a $0.2 million increase from the sale of annuities and securities.

Trust and investment services income was $7.5 million for the three months ended September 30, 2016, an increase of $0.1 million or 2% as compared to the same period in 2015. This increase was primarily due to a $0.1 million increase in corporate trust fees. Trust and investment services income was $22.2 million for the nine months ended September 30, 2016, a decrease of $0.4 million or 2% as compared to the same period in 2015. This decrease was primarily due to a $0.6 million decrease in irrevocable trust fees and a $0.1 million decrease in pension plan fees, partially offset by a $0.3 million increase in corporate trust and agency fees. Trust and investment services income is largely based upon the market value of assets under management and the fee rate charged to customers. Total trust assets under administration were $12.1 billion and $11.6 billion as of September 30, 2016 and 2015, respectively.

Bank owned life insurance (“BOLI”) income was $7.1 million for the three months ended September 30, 2016, an increase of $5.2 million as compared to the same period in 2015. The increase was primarily due to death benefits of $3.5 million as well as earnings during this period. BOLI income was $13.3 million for the nine months ended September 30, 2016, an increase of $6.0 million or 82% as compared to the same period in 2015. The increase was primarily due to death benefits of $3.8 million as well as earnings during this period.

Net gains on the sale of investment securities were nominal for the three months ended September 30, 2016, a decrease of $4.1 million or 99% as compared to the same period in 2015. During the three months ended September 30, 2016, we had two called investment securities that resulted in a nominal gain. During the three months ended September 30, 2015, we sold investment positions in U.S. Treasury Notes and MasterCard stock, which resulted in net gains of $2.4 million and $1.8 million, respectively. Net gains on the sale of investment securities were $25.8 million for the nine months ended September 30, 2016, an increase of $10.8 million or 72% as compared to the same period in 2015. Net gains on the sale of investment securities for the nine months ended September 30, 2016 were primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares. During the nine months ended September 30, 2015, we sold investment positions in U.S. Treasury Notes and MasterCard stock for net gains of $12.5 million and $2.5 million, respectively.

Other noninterest income was $1.6 million for the three months ended September 30, 2016, a decrease of $7.3 million or 82% as compared to the same period in 2015. The decrease was primarily due to a $2.5 million decrease from a vendor signing bonus, a $1.9 million decrease in gains on the sale of mortgage loans as a result of our discontinuation of the sale of residential loans to agencies, a decrease of $1.7 million due to the recoveries from various bank operations and a decrease of $1.1 million in income from a previously written-down investment security. Other noninterest income was $9.9 million for the nine months ended September 30, 2016, a decrease of $7.5 million or 43% as compared to the same period in 2015. This decrease was primarily due to a $4.0 million decrease from a vendor signing bonus, a $2.6 million decrease in gains on the sales of mortgage loans and a $2.0 million decrease in income from a previously written-down investment security. This was partially offset by a $1.6 million increase in customer related interest rate swap fees.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended September 30, 2016 and 2015 and Table 11 presents the major components of noninterest expense for the nine months ended September 30, 2016 and 2015:

Noninterest Expense				Table 10
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Salaries and employee benefits	$42,106	$42,696	$(590)	(1)%
Contracted services and professional fees	10,430	10,964	(534)	(5)
Occupancy	4,870	4,077	793	19
Equipment	4,192	3,885	307	8
Regulatory assessment and fees	3,546	2,404	1,142	48
Advertising and marketing	1,769	1,199	570	48
Card rewards program	4,512	3,503	1,009	29
Other	11,379	10,649	730	7
Total noninterest expense	$82,804	$79,377	$3,427	4%

Noninterest Expense				Table 11
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Salaries and employee benefits	$128,762	$126,990	$1,772	1%
Contracted services and professional fees	33,124	32,196	928	3
Occupancy	14,991	14,326	665	5
Equipment	12,135	10,986	1,149	10
Regulatory assessment and fees	8,869	7,124	1,745	24
Advertising and marketing	4,818	4,028	790	20
Card rewards program	10,743	11,914	(1,171)	(10)
Other	32,899	31,743	1,156	4
Total noninterest expense	$246,341	$239,307	$7,034	3%

Total noninterest expense was $82.8 million for the three months ended September 30, 2016, an increase of $3.4 million or 4% as compared to the same period in 2015. Total noninterest expense was $246.3 million for the nine months ended September 30, 2016, an increase of $7.0 million or 3% as compared to the same period in 2015.

Salaries and employee benefits expense was $42.1 million for the three months ended September 30, 2016, a decrease of $0.6 million or 1% as compared to the same period in 2015. This decrease was primarily due to a $2.8 million increase in deferred loan origination costs and a $1.3 million decrease in base salaries primarily due to reimbursements from an affiliate. This was partially offset by a $2.0 million increase in expenses as a result of IPO and related stock-based compensation, a $0.7 million increase in incentive compensation and a $0.5 million increase in group health plan costs. Salaries and employee benefits expense was $128.8 million for the nine months ended September 30, 2016, an increase of $1.8 million or 1% as compared to the same period in 2015. This increase was primarily due to a $3.1 million increase other compensation, primarily due to IPO and related stock-based compensation, a $2.5 million increase in incentive compensation, and a $1.2 million increase in group health plan costs. This was partially offset by a $3.8 million decrease in base salaries primarily due to reimbursements from an affiliate and a $1.4 million decrease in retirement plan expenses.

Contracted services and professional fees were $10.4 million for the three months ended September 30, 2016, a decrease of $0.5 million or 5% as compared to the same period in 2015. This decrease was due to a $1.7 million increase in reimbursements from an affiliate, partially offset by a $0.7 million increase in audit, legal and consultant fees due to the Reorganization Transactions and initial public offering and a $0.4 million increase in outside services expenses. Contracted services and professional fees were $33.1 million for the nine months ended September 30, 2016, an increase of $0.9 million or 3% as compared to the same period in 2015. This increase was due to a $1.5 million increase in outside services, primarily attributable to marketing and rebranding services, and a $1.0 million increase in accounting fees related to the Reorganization Transactions and initial public offering. This was partially offset by a $1.5 million increase in reimbursements from an affiliate.

Occupancy expense was $4.9 million for the three months ended September 30, 2016, an increase of $0.8 million or 19% as compared to the same period in 2015. This increase was primarily due to a $0.6 million increase in utilities expense and a $0.2 million decrease in net sublease rental income. This was partially offset by a $0.1 million decrease in building maintenance expense. Occupancy expense was $15.0 million for the nine months ended September 30, 2016, an increase of $0.7 million or 5% as compared to the same period in 2015. This increase was primarily due to a $1.1 million decrease in net sublease rental income, partially offset by a $0.4 million decrease in building maintenance expense.

Equipment expense was $4.2 million for the three months ended September 30, 2016, an increase of $0.3 million or 8% as compared to the same period in 2015. This increase was primarily due to a $0.4 million increase in service contracts expense. Equipment expense was $12.1 million for the nine months ended September 30, 2016, an increase of $1.1 million or 10% as compared to the same period in 2015. This increase was primarily due to a $1.1 million increase in service contracts expense.

Regulatory assessment and fees were $3.5 million for the three months ended September 30, 2016, an increase of $1.1 million or 48% as compared to the same period in 2015. This increase was primarily due to a change in the calculation of the FDIC insurance assessment and adoption of an additional surcharge, which resulted in a higher insurance rate. Regulatory assessment and fees were $8.9 million for the nine months ended September 30, 2016, an increase of $1.7 million or 24% as compared to the same period in 2015. This increase was primarily due to the aforementioned change in the FDIC insurance assessment calculation as well as a higher assessment base, which increased the FDIC insurance assessment.

Advertising and marketing was $1.8 million for the three months ended September 30, 2016, an increase of $0.6 million or 48% as compared to the same period in 2015. This increase was primarily due to an increase of $0.4 million in radio advertising expenses.  Advertising and marketing was $4.8 million for the nine months ended September 30, 2016, an increase of $0.8 million or 20% as compared to the same period in 2015.  This increase was primarily due to an increase of $0.5 million in radio advertising expenses and an increase of $0.2 million in bank publicity and emarketing expenses.

Card rewards program expense was $4.5 million for the three months ended September 30, 2016, an increase of $1.0 million or 29% as compared to the same period in 2015. This increase was primarily due to a $0.9 million increase in reward redemption expenses in the current period. Card rewards program expense was $10.7 million for the nine months ended September 30, 2016, a decrease of $1.2 million or 10% as compared to the same period in 2015. This decrease was primarily due to a change in terms related to the expiration of our debit card reward points recorded during the second quarter of 2016.

Other noninterest expense was $11.4 million for the three months ended September 30, 2016, an increase of $0.7 million or 7% as compared to the same period in 2015. This increase was primarily due to an increase of $0.6 million in supplies related to chip-embedded credit cards and an increase of $0.4 million in expenses related to damage caused by Tropical Storm Darby in July 2016. This was partially offset by a $0.4 million decrease in mortgage charges. Other noninterest expense was $32.9 million for the nine months ended September 30, 2016, an increase of $1.2 million or 4% as compared to the same period in 2015. This increase was primarily due to a $0.8 million increase in software depreciation, a $0.7 million increase in supplies related to chip-embedded credit cards, a $0.6 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft) and a $0.4 million increase in expenses related to Tropical Storm Darby. This was partially offset by a $1.5 million decrease in mortgage loan charges.

Provision for Income Taxes

The provision for income taxes was $33.2 million (an effective tax rate of 38.4%) for the three months ended September 30, 2016, compared with a provision for income taxes of $33.2 million (an effective tax rate of 37.7%) for the same period in 2015. The provision for income taxes was $104.3 million (an effective tax rate of 37.5%) for the nine months ended September 30, 2016, compared with a provision for income taxes of $99.0 million (an effective tax rate of 37.7%) for the same period in 2015. Additional information about the provision for income taxes is presented in “Note 10. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 12 summarizes net income from our business segments for the three and nine months ended September 30, 2016 and 2015. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Retail Banking	$46,911	$48,135	$135,853	$136,749
Commercial Banking	17,613	20,109	56,664	60,345
Treasury and Other	(11,289)	(13,355)	(18,891)	(33,525)
Total	$53,235	$54,889	$173,626	$163,569

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

Net income for the Retail Banking segment was $46.9 million for the three months ended September 30, 2016, a decrease of $1.2 million or 3% as compared to the same period in 2015. The decrease in net income for the Retail Banking segment was primarily due to lower noninterest income and higher noninterest expense, partially offset by higher net interest income and a lower Provision. The decrease in noninterest income was primarily due to lower gains on the sale of mortgage loans, overdraft fees and mortgage investor loan fees. The increase in noninterest expense was primarily due to higher allocated expenses, occupancy expense and regulatory assessment and fees. The increase in net interest income was primarily due to higher average balances and margins in our deposit portfolio, while the lower Provision was due to lower loss rates for the segment.

Net income for the Retail Banking segment was $135.9 million for the nine months ended September 30, 2016, a decrease of $0.9 million or 1% as compared to the same period in 2015. The decrease in net income for the Retail Banking segment was primarily due to higher noninterest expense and lower noninterest income, partially offset by higher net interest income and a lower Provision. The higher noninterest expense was primarily due to higher allocated expenses, base salaries, occupancy expense and regulatory assessment and fees. The lower noninterest income was primarily due to lower gains on the sale of mortgage loans, overdraft fees and mortgage investor loan fees. The increase in net interest income for the Retail Banking segment was primarily due to higher average balances and margins in our deposit portfolio. The lower Provision was primarily due to lower loss rates for the segment.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $17.6 million for the three months ended September 30, 2016, a decrease of $2.5 million or 12% as compared to the same period in 2015. The decrease in net income for the Commercial Banking segment was primarily due to lower noninterest income and higher noninterest expense, partially offset by higher net interest income. The decrease in noninterest income was primarily due to a vendor signing bonus in 2015 and a decrease in fees from servicing Bank of the West credit cards, which ended in November 2015. The increase in noninterest expenses was primarily due to the increase in card rewards program expense and regulatory assessment and fees. The increase in net interest income for the Commercial Banking segment was due to strong growth in all major loan categories.

Net income for the Commercial Banking segment was $56.7 million for the nine months ended September 30, 2016, a decrease of $3.7 million or 6% as compared to the same period in 2015. The decrease in net income for the Commercial Banking segment was primarily due to lower noninterest income and net interest income, partially offset by a lower Provision and noninterest expense. The decrease in noninterest income was primarily due to a vendor signing bonus and gain on the sale of equipment in 2015 and a decrease in fees from servicing Bank of the West credit cards beginning in November 2015, partially offset by lower customer-related interest rate swap fees and merchant services fees. The decrease in net interest income was primarily due to new loan originations at lower rates and the repricing of our existing loans at lower rates. The lower Provision was primarily due to lower historical loss rates for the Commercial Banking segment. The decrease in noninterest expense was primarily due to a change in terms related to the expiration of our debit card reward points, which was recorded during the nine months ended September 30, 2016.

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

Net loss for the Treasury and Other segment was $11.3 million for the three months ended September 30, 2016, a decrease in the net loss of $2.1 million or 15% as compared to the same period in 2015. The decrease in the net loss was primarily due to a decrease in net interest expense and noninterest expense, partially offset by a decrease in noninterest income. The decrease in net interest expense was primarily due to higher yields and average balances in our investment securities portfolio. The decrease in noninterest expense was primarily due to lower contracted services and professional fees. The decrease in noninterest income was primarily due to net gains on the sale of investment securities of $4.1 million for the three months ended September 30, 2015 and income from a previously written down investment security, partially offset by higher BOLI income. During the three months ended September 30, 2016, we had two called investment securities that resulted in a nominal gain.

Net loss for the Treasury and Other segment was $18.9 million for the nine months ended September 30, 2016, a decrease in the net loss of $14.6 million or 44% as compared to the same period in 2015. The decrease in the net loss was primarily due to an increase in noninterest income and a decrease in net interest expense and noninterest expense. The increase in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and higher BOLI income. The decrease in net interest expense was primarily due to higher yields in our investment securities portfolio. The decrease in noninterest expense was primarily due to a decrease in occupancy expense and salaries and employee benefits expense.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of September 30, 2016 and December 31, 2015, cash and cash equivalents were $1.2 billion and $2.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $5.4 billion and $4.0 billion as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of September 30, 2016 and December 31, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.4 years. Furthermore, as of September 30, 2016, we expect maturities and paydowns of approximately $1.2 billion to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of September 30, 2016, we have borrowing capacity of $1.6 billion from the FHLB and $687.8 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost source of funding. As of September 30, 2016 and December 31, 2015, our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.2 billion and $13.5 billion, respectively, which represented 84% of our total deposits as of both period end dates. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of September 30, 2016 and December 31, 2015:

Investment Securities		Table 13
	September 30,	December 31,
(dollars in thousands)	2016	2015
U.S. Treasury securities	$308,489	$499,976
Government-sponsored enterprises debt securities	189,893	95,824
Government agency mortgage-backed securities	204,958	55,982
Government-sponsored enterprises mortgage-backed securities	9,000	10,745
Non-government mortgaged-backed securities	—	157
Non-government asset-backed securities	19,494	95,310
Collateralized mortgage obligations:
Government agency	3,543,652	2,239,934
Government-sponsored enterprises	1,088,210	1,029,337
Total available-for-sale securities	$5,363,696	$4,027,265

Table 14 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of September 30, 2016:

Maturities and Weighted-Average Yield on Securities (1)											Table 14
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of September 30, 2016
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$178.5	1.07%	$130.0	1.25%	$—	—%	$308.5	1.15%	$308.5
Government-sponsored enterprises debt securities	189.7	1.95	—	—	—	—	—	—	189.7	1.95	189.9
Mortgage-Backed Securities: (2)
Government agency	36.0	2.06	91.9	2.06	49.2	2.06	26.6	2.06	203.7	2.06	205.0
Government-sponsored enterprises	1.6	4.09	4.9	4.02	2.0	3.76	—	—	8.5	3.98	9.0
Asset-Backed Securities: (2)
Non-government	19.5	0.90	—	—	—	—	—	—	19.5	0.90	19.5
Collateralized mortgage obligations: (2)
Government agency	681.1	1.82	2,031.2	1.90	704.3	1.99	106.0	2.07	3,522.6	1.91	3,543.6
Government-sponsored enterprises	238.4	1.81	650.7	1.80	182.3	1.70	14.5	1.88	1,085.9	1.79	1,088.2
Total available-for-sale securities
As of September 30, 2016	$1,166.3	1.83%	$2,957.2	1.84%	$1,067.8	1.86%	$147.1	2.05%	$5,338.4	1.85%	$5,363.7

(1)   Weighted-average yields were computed on a fully taxable-equivalent basis.

(2)    Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our available-for-sale investment securities portfolio was $5.4 billion as of September 30, 2016, an increase of $1.3 billion or 33% compared to December 31, 2015. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of September 30, 2016, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited consolidated balance sheets, with $4.6 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $308.5 million in U.S. Treasury securities, $189.9 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $214.0 million in mortgage backed securities issued by Ginnie Mae and Fannie Mae and $19.5 million in automobile asset-backed securities.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio. As of December 31, 2015, we maintained relatively larger cash balances with the FRB, for planned redeployment into other investment securities and lending opportunities in 2016. During the nine months ended September 30, 2016, we drew down our cash balances at the FRB and redeployed our excess liquidity primarily into collateralized mortgage obligations and mortgage-backed securities issued by Ginnie Mae.

Gross unrealized gains in our investment securities portfolio were $34.9 million and $3.4 million as of September 30, 2016 and December 31, 2015, respectively. Gross unrealized losses in our investment securities portfolio were $9.5 million as of September 30, 2016 and $44.9 million as of December 31, 2015. Higher unrealized gains and lower unrealized losses in our investment securities portfolio were primarily due to market interest rates decreasing during the nine months ended September 30, 2016, relative to when the investment securities were purchased. The higher gross unrealized gain positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of September 30, 2016, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both September 30, 2016 and December 31, 2015, we held FHLB stock of $10.1 million which is recorded as a component of other assets in our unaudited consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of September 30, 2016 and December 31, 2015:

Loans and Leases		Table 15
	September 30,	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$3,265,291	$3,057,455
Real estate:
Commercial	2,311,874	2,164,448
Construction	475,333	367,460
Residential	3,687,660	3,532,427
Total real estate	6,474,867	6,064,335
Consumer	1,469,220	1,401,561
Lease financing	187,177	198,679
Total loans and leases	$11,396,555	$10,722,030

Total loans and leases were $11.4 billion as of September 30, 2016, an increase of $674.5 million or 6% from December 31, 2015 with increases in all categories except for lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.3 billion as of September 30, 2016, an increase of $207.8 million or 7% from December 31, 2015. The increase in this portfolio was reflective of a strong Hawaii economy, which has encouraged local businesses to expand and to reinvest in their businesses. Also contributing to this increase was the continued strong customer demand for new automobiles.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.3 billion as of September 30, 2016, an increase of $147.4 million or 7% from December 31, 2015. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate class of loans. Construction loans were $475.3 million as of September 30, 2016, an increase of $107.9 million or 29% from December 31, 2015 due to borrowers drawing down on their lines of credit as construction work progresses.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on the London Interbank Offered Rate. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $3.7 billion as of September 30, 2016, an increase of $155.2 million or 4% from December 31, 2015. The increase in this portfolio was primarily due to our decision to reduce sales of our residential real estate loan originations in the secondary market for the nine months ended September 30, 2016. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.5 billion as of September 30, 2016, an increase of $67.7 million or 5% from December 31, 2015. The increase in this portfolio was primarily due to increases in consumer indirect automobile loans and personal loans. A strong Hawaii economy, higher statewide personal income and lower unemployment trends are contributing factors to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $187.2 million as of September 30, 2016, a decrease of $11.5 million or 6% from December 31, 2015, primarily due to several large payoffs and paydowns during 2016, as well as continued runoff of the leveraged lease portfolio.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” in MD&A for more information on our loan and lease portfolio.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2016 and December 31, 2015:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2016
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,343,513	$1,646,793	$142,349	$132,636	$3,265,291
Real estate:
Commercial	1,614,378	373,694	323,802	—	2,311,874
Construction	334,041	127,053	14,239	—	475,333
Residential	3,541,079	7,523	134,815	4,243	3,687,660
Total real estate	5,489,498	508,270	472,856	4,243	6,474,867
Consumer	1,079,468	27,543	360,330	1,879	1,469,220
Lease financing	56,375	110,302	9,444	11,056	187,177
Total Loans and Leases	$7,968,854	$2,292,908	$984,979	$149,814	$11,396,555
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

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

Table 18 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of September 30, 2016:

Maturities for Selected Loan Categories (1)				Table 18
	September 30, 2016
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,199,393	$1,680,165	$385,733	$3,265,291
Real estate - construction	176,664	144,877	153,792	475,333
Total Loans and Leases	$1,376,057	$1,825,042	$539,525	$3,740,624

Total of loans due after one year with:
Fixed interest rates		$195,809	$145,187	$340,996
Variable interest rates		1,629,233	394,338	2,023,571
Total Loans and Leases		$1,825,042	$539,525	$2,364,567

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

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2016 and December 31, 2015:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	September 30,	December 31,
(dollars in thousands)	2016	2015
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$2,933	$3,958
Real estate - commercial	—	138
Real estate - construction	—	—
Lease financing	163	181
Total Commercial Loans	3,096	4,277
Residential	6,274	12,344
Total Non-Accrual Loans and Leases	9,370	16,621
Other Real Estate Owned	854	154
Total Non-Performing Assets	$10,224	$16,775

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$177	$2,496
Real estate - commercial	—	161
Lease financing	—	174
Total Commercial Loans	177	2,831
Residential	1,638	737
Consumer	2,036	1,454
Total Accruing Loans and Leases Past Due 90 Days or More	$3,851	$5,022

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	46,453	$28,351
Total Loans and Leases	$11,396,555	$10,722,030

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.16%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.09%	0.16%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.12%	0.20%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for nine months ended September 30, 2016 and for the year ended December 31, 2015:

Non-Performing Assets		Table 20
	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance at Beginning of Period	$16,775	$28,257
Additions	2,406	6,015
Reductions
Payments	(6,566)	(7,492)
Return to Accrual Status	(1,591)	(2,692)
Sales of Other Real Estate Owned	(359)	(6,879)
Charge-offs/Write-downs	(441)	(434)
Total Reductions	(8,957)	(17,497)
Balance at End of Period	$10,224	$16,775

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

Total NPAs were $10.2 million as of September 30, 2016, a decrease of $6.6 million or 39% from December 31, 2015. The ratio of our NPAs to total loans and leases and other real estate owned was 0.09% as of September 30, 2016, a decrease of seven basis points from December 31, 2015. The decrease in total NPAs was primarily due to a $6.1 million decrease in residential real estate non-accrual loans and a $1.0 million decrease in commercial and industrial non-accrual loans, partially offset by a $0.7 million increase in other real estate owned.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2016, residential real estate non-accrual loans were $6.3 million, a decrease of $6.1 million or 49% from December 31, 2015. As of September 30, 2016, our residential real estate non-accrual loans were comprised of 43 loans with a weighted average current loan-to-value (“LTV”) ratio of 71%.

Commercial and industrial non-accrual loans were $2.9 million as of September 30, 2016, a decrease of $1.0 million or 26% from December 31, 2015.  All of our commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.5 million in charge-offs related to these loans.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.9 million as of September 30, 2016, an increase of $0.7 million from December 31, 2015 and was comprised of three residential real estate properties. The increase in other real estate owned was due to the addition of three new properties, partially offset by the sale of one property.

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

Loans and leases past due 90 days or more and still accruing interest were $3.9 million as of September 30, 2016, a decrease of $1.2 million or 23% as compared to December 31, 2015. Commercial and industrial loans that were past due 90 days or more and still accruing interest decreased by $2.3 million in the first nine months of 2016 due to a loan being restructured, being brought current as to principal and interest and being well secured. This was partially offset by increases in delinquencies in our residential real estate and consumer lending portfolios.

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

Impaired loans were $60.4 million and $44.1 million as of September 30, 2016 and December 31, 2015, respectively. These impaired loans had a related Allowance of $0.6 million as of both September 30, 2016 and December 31, 2015. The increase in impaired loans during the first nine months of 2016 was primarily due a net increase of seven commercial and industrial loans totaling $15.4 million, a net increase of four commercial real estate loans totaling $7.6 million and a net decrease of three residential loans totaling $4.6 million. As of September 30, 2016 and December 31, 2015, we recorded charge-offs of $2.1 million and $2.2 million related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of September 30, 2016 had been accrued under the original terms, approximately nil and $0.2 million in additional interest income would have been recorded in the three and nine months ended September 30, 2016, respectively, and approximately $0.3 million and $0.8 million in additional interest income would have been recorded for the three and nine months ended September 30, 2015, respectively. Actual interest income recorded on these loans were $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 21 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of September 30, 2016 and December 31, 2015:

Loans Modified in a Troubled Debt Restructuring		Table 21
	September 30,	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$26,512	$11,888
Real estate - commercial	13,302	5,649
Total commercial	39,814	17,537
Residential	12,408	11,906
Total	$52,222	$29,443

Loans modified in a TDR were $52.2 million as of September 30, 2016, an increase of $22.8 million or 77% from December 31, 2015. This increase was primarily due to the addition of six commercial and industrial loans totaling $16.0 million, six commercial real estate loans totaling $10.5 million and eleven residential real estate loans totaling of $3.7 million. This was partially offset by charge-offs, paydowns on existing loans and payoffs of loans. As of September 30, 2016, $51.0 million or 98% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2016 and December 31, 2015 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 22 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses				Table 22
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$136,360	$136,338	$135,484	$134,799
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(210)	(461)	(348)	(765)
Total Commercial Loans	(210)	(461)	(348)	(765)
Residential	(268)	(484)	(796)	(561)
Consumer	(4,878)	(4,871)	(13,379)	(13,481)
Total Loans and Leases Charged-Off	(5,356)	(5,816)	(14,523)	(14,807)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	6	178	228	884
Real estate - commercial	42	58	3,288	298
Lease financing	—	1	1	2
Total Commercial Loans	48	237	3,517	1,184
Residential	350	608	1,116	2,098
Consumer	1,523	1,530	4,731	4,773
Total Recoveries on Loans and Leases Previously Charged-Off	1,921	2,375	9,364	8,055
Net Loans and Leases Charged-Off	(3,435)	(3,441)	(5,159)	(6,752)
Provision for Credit Losses	2,100	2,550	4,700	7,400
Balance at End of Period	$135,025	$135,447	$135,025	$135,447
Average Loans and Leases Outstanding	$11,261,710	$10,331,010	$11,055,522	$10,191,334
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.12%	0.13%	0.06%	0.09%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.18%	1.30%	1.18%	1.30%

Tables 23 and 24 present the allocation of the Allowance by loan category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2016 and December 31, 2015:

Allocation of the Allowance by Loan and Lease Category		Table 23
	September 30,	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$34,160	$34,025
Real estate - commercial	18,523	18,489
Real estate - construction	5,232	3,793
Lease financing	725	888
Total commercial	58,640	57,195
Residential	46,042	46,099
Consumer	28,214	28,385
Unallocated	2,129	3,805
Total Allowance for Loan and Lease Losses	$135,025	$135,484

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 24
	September 30,		December 31,
	2016		2015
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	1.05%	25.30%	1.11%	25.11%
Real estate - commercial	0.80	13.72	0.85	13.65
Real estate - construction	1.10	3.87	1.03	2.80
Lease financing	0.39	0.54	0.45	0.66
Total commercial	0.94	43.43	0.99	42.22
Residential	1.25	34.10	1.31	34.03
Consumer	1.92	20.90	2.03	20.95
Unallocated	—	1.57	—	2.80
Total	1.18%	100.00%	1.26%	100.00%

As of September 30, 2016, the Allowance was $135.0 million or 1.18% of total loans and leases outstanding, compared with an Allowance of $135.5 million or 1.26% of total loans and leases outstanding as of December 31, 2015. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $3.4 million or 0.12% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2016 compared to $3.4 million or 0.13% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2015. Net charge-offs in our commercial lending portfolio were $0.2 million for the three months ended September 30, 2016, compared to net charge-offs of $0.3 million for the three months ended September 30, 2015. Net recoveries in our residential lending portfolio were nominal for the three months ended September 30, 2016, compared to net recoveries of $0.1 million for the three months ended September 30, 2015. Our net recovery position in both of these periods was primarily due to a strong economy and rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $3.4 million for the three months ended September 30, 2016, compared to net charge-offs of $3.3 million for the three months ended September 30, 2015. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $5.2 million or 0.06% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2016 compared to $6.8 million or 0.09% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2016.  Net recoveries in our commercial lending portfolio were $3.2 million for the nine months ended September 30, 2016 compared to net recoveries of $0.4 million for the nine months ended September 30, 2015. Our net recovery position in the first nine months of 2016 was primarily due to a $3.2 million recovery on a previously charged-off commercial real estate loan. Net recoveries in our residential lending portfolio were $0.3 million for the nine months ended September 30, 2016 compared to net recoveries of $1.5 million for the nine months ended September 30, 2015. As noted above, rising real estate prices in Hawaii is largely attributable to our net recovery position in this portfolio segment. Net charge-offs in our consumer lending portfolio were $8.6 million for the nine months ended September 30, 2016 compared to net charge-offs of $8.7 million for the nine months ended September 30, 2015. These higher loss rates reflect the inherent risk related to our consumer lending portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2016 and December 31, 2015 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of September 30, 2016, the allocation of the Allowance to our commercial loans increased by $1.4 million or 3% from December 31, 2015. This was primarily due to strong loan growth in this portfolio segment during 2016. As of September 30, 2016, the allocation of the Allowance to our residential real estate loan portfolio remained relatively unchanged from December 31, 2015. As of September 30, 2016, the allocation of the Allowance to our consumer loan portfolio decreased by $0.2 million or 1% from December 31, 2015.

See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of September 30, 2016 and December 31, 2015. Our goodwill originates from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of First Hawaiian Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and nine months ended September 30, 2016. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $306.6 million as of September 30, 2016, a decrease of $1.2 million or 0.4% from December 31, 2015.  This decrease was primarily due to a $23.1 million decrease in current and deferred income tax assets as a result of the Reorganization Transactions, changes in the fair value of our investment securities and the accrual of our tax provision for the first nine months of 2016. Also contributing to the decrease in other assets was a $17.4 million decrease in clearing and suspense account balances, a result of normal banking operations. This was partially offset by a $21.4 million increase in the fair value of our customer related interest rate swap agreements and an $19.6 million increase in prepaid expenses.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of September 30, 2016 and December 31, 2015:

Deposits		Table 25
	September 30,	December 31,
(dollars in thousands)	2016	2015
Demand	$5,800,538	$5,331,829
Savings	4,341,714	4,354,140
Money Market	2,818,132	2,565,955
Time	4,005,143	3,810,000
Total Deposits	$16,965,527	$16,061,924

Total deposits were $17.0 billion as of September 30, 2016, an increase of $903.6 million or 6% from December 31, 2015. Increases in demand, money market and time deposits were partially offset by decreases in savings deposit balances. We continue to focus on our strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in demand, savings and money market products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts (defined as all deposits excluding time deposits in excess of $250,000) generally deepens and extends the length of customer relationships.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”), which are reflected as short-term borrowings in the unaudited interim consolidated balance sheets, were $9.2 million as of September 30, 2016, a decrease of $207.0 million or 96% from December 31, 2015. All of our repurchase agreements were either with the State of Hawaii or counties within the State of Hawaii. Balances in repurchase agreements fluctuate throughout the year based on the liquidity needs of our customers. See “Note 7. Short Term Borrowings” contained in our unaudited interim consolidated financial statements for more information.

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

The liability for pension and postretirement benefit plan obligations was $139.6 million as of September 30, 2016, an increase of $5.7 million or 4% from December 31, 2015. This increase was primarily due to monthly accruals in 2016 related to our pension and postretirement benefit plans. Our accruals in 2016 are higher as compared to 2015 due to the use of a new mortality table and a lower discount rate assumption.

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

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of September 30, 2016 and December 31, 2015, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

As of September 30, 2016, our capital levels remained characterized as ‘‘well capitalized’’ under the New Capital Rules. Our regulatory capital ratios, calculated in accordance with the New Capital Rules, are presented in Table 26 below. There have been no conditions or events since September 30, 2016 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 26
	September 30,	December 31,
(dollars in thousands)	2016	2015
Stockholders' Equity	$2,523,963	$2,736,941
Less:
Goodwill	995,492	995,492
Other	(10,315)	(51,259)
Tier 1 Capital	1,538,786	1,792,708
Less: Tier 1 Minority Interest Not Included in Common Equity Tier 1 Capital	—	(7)
Common Equity Tier 1 Capital	$1,538,786	$1,792,701
Add:
Allowable Reserve for Loan and Lease Losses	135,625	136,084
Tier 1 Minority Interest Included in Total Capital	—	7
Total Capital	$1,674,411	$1,928,792
Risk-Weighted Assets	$12,325,346	$11,706,402

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.48%	15.31%
Tier 1 Capital Ratio	12.48%	15.31%
Total Capital Ratio	13.59%	16.48%
Tier 1 Leverage Ratio	8.41%	9.84%

Total stockholders’ equity was $2.5 billion as of September 30, 2016, a decrease of $213.0 million or 8% from December 31, 2015. The change in stockholders’ equity was primarily due to distributions prior to the Reorganization Transactions on April 1, 2016 of $363.6 million. We also paid cash dividends of $57.9 million during the nine months ended September 30, 2016 to the Company’s shareholders. This was partially offset by earnings for the nine months ended September 30, 2016 of $173.6 million.

In October 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on our outstanding shares. The dividend will be paid in December 2016 to shareholders of record at the close of business on November 28, 2016.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of September 30, 2016 and December 31, 2015, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.8 billion and $3.1 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2016, we repurchased two residential mortgage loan with an aggregate unpaid principal balance of $0.2 million as a result of representation and warranty provisions contained in these contracts. However, no loss was incurred related to this loan repurchase. As of September 30, 2016, there were no pending loan repurchase requests related to representation and warranty provisions.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2016, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2016.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2016, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2016, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2016, see “Note 1. Organization and Basis of Presentation - Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of September 30, 2016 and December 31, 2015, we did not have material exposures to customers in the oil, gas and energy industries.

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

Interest rate risk arises primarily from our core business activities of extending loans and accepting deposits. This occurs when our interest earning loans and interest bearing deposits mature or reprice at different times, on a different basis or in unequal amounts. Interest rates may also affect loan demand, credit losses, mortgage origination volume, pre- payment speeds and other items affecting earnings.

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

Table 27 presents, for the twelve months subsequent to September 30, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile				Table 27
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2016		December 31, 2015
Immediate Change in Interest Rates (basis points)
+200	$41,800	8.3%	$41,800	8.7%
+100	22,800	4.5	28,900	6.0
-100	(34,400)	(6.8)	(32,400)	(6.7)

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

As of September 30, 2016, under the above scenarios, an immediate increase in interest rates of 100 basis points was expected to increase net interest income from the base case scenario by approximately $22.8 million or 4.5%, and an immediate increase in interest rates of 200 basis points was expected to increase net interest income by approximately $41.8 million or 8.3% from the base case scenario. Under a 100 basis point decrease in interest rates, our simulation analysis estimated that net interest income would decrease by approximately $34.4 million or 6.8% from the base case scenario.

The change in net interest income from the base case scenario as of September 30, 2016 was lower and less sensitive in the +100 and +200 basis point scenarios as compared to similar projections made as of December 31, 2015, primarily due to our purchase of fixed rate investment securities and our decision to portfolio our residential loan production during 2016. These investment securities and loans would not reprice quickly in response to hypothetical changes in market interest rates. The change in net interest income from the base case scenario was slightly higher or more sensitive in the -100 basis point scenario as compared to a similar projection made as of December 31, 2015. This was, in part, due to an increase in LIBOR during 2016 which could potentially introduce more volatility in our net interest income under this scenario.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk” section in MD&A.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

ITEM 5. OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian, Inc. and Subsidiaries (the “Company”) has not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act.  However, the Company is controlled by BNP Paribas S.A. and under common control with BNP Paribas S.A.’s affiliates (collectively “BNPP”). To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company.

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

Legacy agreements: BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petroleum plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. In the three months ended September 30, 2016, BNPP received approximately EUR 515,000 in indemnification payments from the Italian export credit agency relating to these legacy agreements. BNPP also received gross revenue of approximately EUR 1.3 million in connection with certain export financing guarantees to Iran in the three months ended September 30, 2016.

Other relationships with Iranian banks: BNPP maintains a safe deposit box in Italy for the Rome branch of an Iranian government-owned bank. BNPP intends to exit this relationship. There was no measurable gross revenue or net profit generated by this activity for BNPP during the reporting period.

Clearing systems: As part of its operations and in conformance with applicable law, BNPP participates in various local clearing and settlement exchange systems. Iranian government-owned banks also participate in some of these clearing systems and may act as counterparty banks. BNPP intends to continue to participate in the local clearing and settlement exchange systems in various countries. There was no measurable gross revenue or net profit generated by this activity for BNPP during the reporting period.

Restricted accounts and transactions: BNPP maintains various accounts that are blocked or restricted for sanctions-related reasons. Blocked or restricted accounts that are reportable under Section 13(r) had no activity during the reporting period, except for the crediting of interest or the deduction of standard account charges, in accordance with applicable law. BNPP will continue to hold these assets in a blocked or restricted status, as applicable laws may require or permit.

Retirement of Albert M. Yamada

On November 8, 2016, Albert M. Yamada notified the Company of his intention to retire from his duties as Chief Administrative Officer and Secretary of First Hawaiian, Inc. and First Hawaiian Bank. His retirement will be effective December 1, 2016.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2016		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Ching
Michael Ching Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document