Form 10-K
period 2016-12-31
FIRST HAWAIIAN, INC.
filed 2017-03-15
CIK 36377

Com

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number  001-14585

FIRST HAWAIIAN, INC.

(Name of Registrant as Specified in its Charter)

Delaware	99-0156159
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

999 Bishop Street, 29th Floor Honolulu, HI	96813
(Address of Principal Executive Offices)	(Zip Code)

(808) 525-7000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

NASDAQ Global Select Market

(Name of exchange on which registered)

Securities Registered Under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ◻  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. YES  ◻  NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.  YES  ☒  NO  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ◻



Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ◻  YES    ☒  NO

There were no shares of the registrant’s voting common stock which was held by non-affiliates on June 30, 2016 (the last business day of the Company’s most recently completed second fiscal quarter).

As of February 28, 2017, there were 139,546,615 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FIRST HAWAIIAN, INC.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.  BUSINESS

General

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). References to “we,” “our,” “us,” or the “Company” refer to the Parent and its wholly-owned subsidiary, FHB, for purposes of discussion in this Annual Report on Form 10-K.

We are a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly‑owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, FHB is the largest full service bank headquartered in Hawaii as measured by assets, loans, deposits and net income. As of December 31, 2016, we had $19.7 billion of assets, $11.5 billion of gross loans and leases, $16.8 billion of deposits and $2.5 billion of stockholders’ equity. We generated $230.2 million of net income or diluted earnings per share of $1.65 per share for the year ended December 31, 2016.

We have a highly diversified and balanced loan portfolio that has exhibited steady organic loan growth through various economic cycles. Gross loans have grown at a 6.1% compounded annual growth rate from December 31, 2005 to December 31, 2016, and loan balances have increased every year since 2005 despite the Great Recession (which we define as January 1, 2008 through December 31, 2009) and strong competition. We believe the strength and credit quality of our loan portfolio reflects our conservative credit‑driven underwriting approach. We also have the leading deposit market share position across our branch footprint. As of June 30, 2016, we had a 36.6% deposit market share in Hawaii, a 36.1% deposit market share in Guam and a 38.0% deposit market share in Saipan according to the Federal Deposit Insurance Corporation (the “FDIC”).

Hawaii has been, and will continue to be, our primary market. As of December 31, 2016, 83% of our deposits and 70% of our loans were based in Hawaii. Hawaii is an attractive market that we believe will continue to provide steady organic growth opportunities. We pride ourselves on our deep rooted and extensive relationships within the Hawaii community. We believe these community ties coupled with the strength of our brand and market share provide an excellent long‑term opportunity to continue to deliver steady growth, stable operating efficiency and consistently strong performance.

Through the Bank, we operate a network of 62 branches in Hawaii (57 branches), Guam (3 branches) and Saipan (2 branches). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii‑based businesses with over $10 million of revenue, strong balance sheets and high quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

We seek to develop comprehensive, long‑term banking relationships by offering a diverse array of products and services, cross‑selling those products and services and delivering high quality customer service. Our service culture and emphasis on repeat positive customer experiences are integral to our banking strategy and exemplified by our longstanding customer relationships.

We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Analysis of Business Segments” and “Note 22. Reportable Operating Segments” in our consolidated financial statements for more information.

As of December 31, 2016, we had approximately 2,200 employees, which included full time employees, part time employees and temporary employees. None of our employees are parties to a collective bargaining agreement and we do not expect a significant change in the number of our employees in the near future.

Securities Exchange Act Reports and Additional Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found free of charge on our website at www.fhb.com, under Investor Relations, as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). These reports are also available free of charge on the SEC’s website at www.sec.gov.

Information on our Investor Relations website, our main website and other websites referred to in this report is not incorporated by reference into this report or any other report filed with or furnished to the SEC. We have included such website addresses only as inactive textual references and do not intend them to be active links.

Our Products and Services

The Bank is a full service community bank focused on building relationships with our customers. We provide a variety of deposit accounts and lending services to commercial and consumer customers, as well as credit card products, wealth management services and merchant processing services. For over ten years, the Bank has maintained the largest deposit market share in Hawaii and currently has the leading market position in deposits in Hawaii, Guam and Saipan. We offer a comprehensive range of commercial lending services including commercial and industrial lending, auto dealer flooring, commercial real estate lending and construction lending. Our primary consumer lending services are mortgage lending, auto finance, small business loans, personal installment and credit cards. Our wealth management business offers individuals investment and financial planning services, insurance protection, trust and estate services and private banking.

Reorganization Transactions

On April 1, 2016, BNPP effected a series of transactions (“Reorganization Transactions”) pursuant to which FHI, which was then known as BancWest Corporation (“BancWest”), contributed Bank of the West (“BOW”), its subsidiary at the time, to BancWest Holding Inc. (“BWHI”), a newly formed bank holding company and a wholly‑owned subsidiary of BancWest. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly‑owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with First Hawaiian Bank remaining our only direct wholly‑owned subsidiary.

On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non‑branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, we became an indirect wholly‑owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly‑owned subsidiary of BancWest Corporation (“BWC”), a direct wholly‑owned subsidiary of BNP Paribas USA.

Initial Public Offering and Separation from BNPP

On July 8, 2016, we filed a registration statement with the SEC on Form S-1. On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB”. On August 9, 2016, FHI completed its initial public offering (“IPO”) of 24,250,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares at $23.00 per share. As of December 31, 2017, BNPP beneficially owned approximately 83% of FHI’s common stock. On February 6, 2017, FHI completed its first secondary offering of 25,000,000 shares of common stock at $32.00 per share, and on February 17, 2017 the underwriters’ exercised their option to purchase an additional 3,750,000 shares of our common stock at $32.00 per share. FHI did not receive any of the proceeds from the two sales of shares of its common stock by BWC. Upon closing of the exercise of the underwriters’ option on February 17, 2017, BNPP beneficially owned approximately 62% of FHI’s common stock.

We entered into a transitional services agreement with BNPP, BWHI, BOW and FHB (the “Transitional Services Agreement”) pursuant to which BNPP, BWHI and BOW will continue to provide us with certain services they currently provide to us either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services currently provided to them, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur incremental ongoing and one-time expenses of between $12.3 million and $17.0 million in the aggregate per year for the years ending December 31, 2017 and 2018. We expect our incremental ongoing costs to include those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors) and consulting fees. Our estimates also include cost increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the Comprehensive Capital Analysis and Review (“CCAR”) process, we expect our stress testing-related compliance costs to increase incrementally as we will continue to require certain services for our Dodd-Frank Act Stress Testing (“DFAST”) process and the expenses associated with those services will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

Competition

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non‑bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non‑banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Our Strategic Initiatives

Our business strategy is focused on providing full service banking across our branch footprint, and we strive to be Hawaii’s bank of choice for consumer and commercial customers. We believe the combination of our brand, service quality, prudent approach to risk management and ties to the communities we serve provides us with steady growth opportunities and has allowed us to consistently deliver top tier operating performance. Our ongoing strategic focus and business initiatives include continuing to grow organically by leveraging our existing core competencies and positioning our business for the evolving bank landscape. We have a deep understanding of our customers and local market conditions which has been, and will continue to be, a primary factor in the success of our franchise.

Supervision and Regulation

The Company is subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for their operations. This regulatory framework may materially impact our growth potential and financial performance and is intended primarily for the protection of depositors, customers, the federal deposit insurance fund and the banking system as a whole, not for the protection of our stockholders or other investors. Significant elements of the statutes, regulations and policies applicable to the Company are described below. This description is qualified in its entirety by reference to the full text of the statutes, regulations and policies described.

Regulatory Agencies

FHI is a bank holding company under the U.S. Bank Holding Company Act of 1956 (“BHC Act”) and has elected to be treated as a financial holding company under the BHC Act. Consequently, FHI and its subsidiary are subject to the supervision, regulation, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The BHC Act provides generally for “umbrella” regulation of bank holding companies by the

Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, authorizes the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “— Permissible Activities under the BHC Act”. For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well‑capitalized and well‑managed as described below under “— Prompt Corrective Action Framework” and must have received at least a “satisfactory rating” on such institution’s most recent examination under the Community Reinvestment Act (the “CRA”). The bank holding company itself must also be well‑capitalized and well‑managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company.

FHB is an FDIC‑insured bank chartered under the laws of the state of Hawaii. FHB is not a member of the Federal Reserve System. Consequently, the FDIC and the Hawaii Department of Financial Institutions (the “DFI”) are the primary regulators of FHB and also regulate its subsidiaries. FHB’s branch operations in Guam are also subject to regulation by the Banking and Insurance Commissioner of the Government of Guam Department of Revenue and Taxation (the “Guam Banking and Insurance Commissioner”). FHB’s branch operation in Saipan, which is one of the principal islands of the Commonwealth of the Northern Mariana Islands (“CNMI”), is subject to the regulatory jurisdiction of the Division of Banking of the CNMI Department of Commerce. In addition, as the owner of a Hawaii‑chartered bank, FHI is registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the “Hawaii Code”) and is subject to the registration, reporting and examination requirements of the Hawaii Code, as well as supervision and examination by the Hawaii DFI.

The Company offers certain insurance, investment and trust products through FHB and its subsidiary, Bishop Street Capital Management Corporation, a registered investment advisor with the SEC. Bishop Street Capital Management Corporation is subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. FHB is also registered as a municipal securities advisor with the Municipal Securities Rulemaking Board (“MSRB”) and the SEC and is subject to the disclosure and regulatory requirements of the MSRB and the SEC. FHB’s insurance brokerage activities in Hawaii are conducted under its insurance producer license by appointed agents (licensed insurance producers) and those licensees are subject to regulation by the Insurance Division of the State of Hawaii Department of Commerce and Consumer Affairs (the “DCCA Insurance Division”). FHB’s trust services in Hawaii are subject to regulation by the FDIC and the Hawaii DFI. FHB’s insurance activities in Guam are conducted under a general agent’s license issued by the Guam Banking and Insurance Commissioner and FHB is therefore subject to regulation by the insurance branch of the regulatory division of the Guam Department of Revenue and Taxation.

FHB and its affiliates are also subject to supervision, regulation, examination and enforcement by the Consumer Financial Protection Bureau (the “CFPB”), with respect to consumer protection laws and regulations. In addition, the Company is subject to the disclosure and regulatory requirements of the U.S. Securities and Exchange Act of 1934 (“Exchange Act”) administered by the SEC and the rules adopted by NASDAQ applicable to listed companies. FHB and its affiliates are subject to numerous other statutes and regulations that affect its business activities and operations.

Regulatory Impact of Control by BNPP

As long as we are controlled by BNPP, for purposes of the BHC Act, BNPP’s regulatory status may impact our regulatory status as well as our regulatory burden and hence our ability to expand by acquisition or engage in new activities. For example, unsatisfactory examination ratings or enforcement actions regarding BNPP could impact our ability to obtain or preclude us from obtaining any necessary approvals or informal clearance to make an acquisition or engage in new activities. Furthermore, to the extent that we are required to obtain regulatory approvals under the BHC Act to make acquisitions or expand our activities, as long as BNPP controls the Company, BNPP would also be required to obtain BHC Act approvals for such acquisitions or activities as well. The Federal Reserve may determine that BNPP controls us for U.S. bank regulatory purposes until its ownership and control falls to 4.9% or below of any class of our voting securities, or even to zero percent.

In addition, U.S. regulatory restrictions and requirements on non‑U.S. banks such as BNPP that have a certain amount of assets may result in additional restrictions and burdens on the Company that would not otherwise be applicable. In particular, since July 1, 2016, BNPP has been required to hold its interest in the Company through its U.S. intermediate holding company, BNP Paribas USA, as required by the Federal Reserve’s Regulation YY, and certain enhanced supervision and prudential standards that apply to BNPP’s U.S. intermediate holding company will apply to the Company until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which such standards no longer apply to us.

As a banking organization headquartered in France, BNPP is also subject to oversight by the European Union (the “EU”) financial services regulators and, for limited matters, by the French Autorité de Contrôle Prudentiel et de Résolution. As of January 1, 2014, BNPP became subject to a revised capital framework for EU‑regulated financial institutions, the fourth EU Capital Requirements Directive and EU Capital Requirements Regulation (collectively, “CRD IV”). These regulations are largely based on the Basel Committee on Banking Supervision’s (the “Basel Committee’s”) final capital framework for strengthening international capital standards (“Basel III”). These rules have been transposed under French law, and are therefore applicable to BNPP and its controlled affiliates, and include the following:

•Compliance with minimum solvency and other ratios and minimum equity requirements.  As long as the Company is a controlled subsidiary of BNPP, its activities may be limited by the structures of the capital adequacy regimes that BNPP is subject to as a French and EU‑regulated entity.

•Compensation provisions with the objective of, among other things, limiting the ratio of variable to fixed compensation of employees identified as material risk takers. The CRD IV compensation standards apply to the Company’s Chief Executive Officer and to certain other of its officers for as long as the Company is a controlled subsidiary of BNPP.

•A requirement to annually submit a Group Recovery and Resolution Plan.  This obligation has been further detailed by Directive 2014/59 establishing a framework for the recovery and resolution of credit institutions and investment firms.

Permissible Activities under the BHC Act

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.

Bank holding companies that qualify and elect to be treated as “financial holding companies,” like us, may engage in, or acquire and retain the shares of a company engaged in, a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and brokerage and making merchant banking investments.

The BHC Act does not place territorial restrictions on permissible non‑banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Permissible Activities for Banks

As a Hawaii‑chartered bank, FHB’s business is generally limited to activities permitted by Hawaii law and any applicable federal laws. Under the Hawaii Code, the Bank may generally engage in all usual banking activities, including taking deposits; making loans and extensions of credit; borrowing money; issuing, confirming and advising letters of credit; entering into repurchase agreements; buying and selling foreign currency and, subject to certain limitations, making investments. Subject to prior approval by the Commissioner of the Hawaii DFI and by the DCCA Insurance Division, the Bank may also permissibly engage in activities related to a trust business, activities relating to insurance and annuities and any activity permissible for a national banking association.

Hawaii law also imposes restrictions on the Bank’s activities and corporate governance requirements intended to ensure the safety and soundness of the bank. For example, the Hawaii Code requires that at least one of the directors of the Bank, as well as the Chief Executive Officer of the bank, be residents of the State of Hawaii. FHB is also restricted under the Hawaii Code to investing in certain types of investments and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer (in each case, 20% of FHB’s capital stock and surplus).

Enhanced Prudential Standards

The financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the United States. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd‑Frank Act”) significantly restructured the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies that have total consolidated assets of $50 billion or more as an average over the four most recent consecutive fiscal quarters. The Federal Reserve adopted similar enhanced prudential standards for the U.S. operations of foreign banking organizations such as BNPP, including BNPP’s intermediate holding company and the subsidiaries thereof. Prior to the Reorganization Transactions, BancWest had average total consolidated assets in excess of $50 billion reflecting the combined assets of BOW and FHB over the four most recent consecutive fiscal quarters. FHI, on a standalone basis following the Reorganization Transactions, has total consolidated assets below $50 billion. Nonetheless, many enhanced supervision and prudential standards continue to apply to FHI following the completion of the Reorganization Transactions as a company controlled by BWC and included in its consolidated financial statements. Furthermore, many of the standards will continue to apply to FHI until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which such standards no longer apply to us, irrespective of whether FHI’s average total consolidated assets are less than $50 billion before such time. It is possible that BNPP’s ownership and control of us may need to fall to 4.9% or below of any class of our voting securities, or even to zero, before such standards will cease to apply to us.

Among other changes, the Dodd‑Frank Act created a new systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”) to coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd‑Frank Act also directed the FSOC to make recommendations to the Federal Reserve regarding supervisory requirements and prudential standards applicable to systemically important financial institutions (which includes all bank holding companies with over $50 billion in average total consolidated assets), including capital, leverage, liquidity and risk‑management requirements. The Dodd‑Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. The Federal Reserve has discretionary authority to establish additional prudential standards on its own or at the FSOC’s recommendation.

Capital Planning (Comprehensive Capital Analysis and Review) and Stress Testing.  As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts annual analyses of bank holding companies with at least $50 billion in average total consolidated assets to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve: baseline, adverse and severely adverse scenarios. The Federal Reserve conducted its first annual analysis of BancWest (as it existed prior to the Reorganization Transactions) during the second quarter of 2016. BancWest also was required to conduct its own semi‑annual stress analysis (together with the Federal Reserve’s stress analysis, the “stress tests”) to assess the potential impact on BancWest of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. The Federal Reserve may also use, and require companies to use, additional stress factors in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. The stress tests in 2016 applied to the Company on the basis of BancWest’s profile as it existed prior to the Reorganization Transactions. Beginning in 2017, these stress tests requirements will apply to the Company through a holding company above First Hawaiian, Inc. A summary of results of the Federal Reserve’s analysis under the adverse and severely adverse stress scenarios was publicly disclosed, and the bank holding companies subject to the rules disclosed a summary of the company‑run severely adverse stress test results. These stress test requirements will remain applicable to us until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the stress tests applicable to the other U.S. entities of BNPP.

Additionally, the Federal Reserve’s and the FDIC’s DFAST rules require bank holding companies and banks with average total consolidated assets greater than $10 billion, such as the Company and the Bank, to conduct an annual company‑run stress test of capital, consolidated earnings and losses under one base and at least two hypothetical, stressful macroeconomic and financial market scenarios provided by the federal bank regulators, as well as certain mandated assumptions about capital distributions prescribed in the DFAST rules. The Company and the Bank will remain subject to the DFAST company‑run stress test requirements after they are no longer subject to the stress tests applicable to the U.S. entities of BNPP.

The Federal Reserve, the FDIC and the Hawaii DFI will consider the results of the company‑run stress tests as an important factor in evaluating the capital adequacy of each of the Company and the Bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by the Company or the Bank may be an unsafe or unsound practice.

Because BancWest, prior to the Reorganization Transactions, was a U.S. bank holding company with average total consolidated assets of $50 billion or more as of December 31, 2015, it was required to submit an annual capital plan in April 2016 (which we refer to as the “2016 capital plan”) as part of the CCAR process that relates to BancWest and its consolidated subsidiaries as of December 31, 2015, including FHB and BOW. Covered bank holding companies, such as BancWest, may make capital distributions — which include payments of dividends or stock repurchases not only by the covered bank holding company but also its subsidiaries — only in accordance with a capital plan that has been reviewed and not objected to by the Federal Reserve (or any amendments to such plan). Beginning in April 2017, one or more of the Company’s U.S. holding company parents will be required to submit an annual capital plan on an ongoing basis. The CCAR process is intended to help ensure that these bank holding companies have robust, forward‑looking capital planning processes that account for each company’s unique risks and that permit continued operation during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a monthly and quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. Our payment of dividends will continue to be subject to a capital plan that has been reviewed and not objected to by the Federal Reserve for so long as we are a subsidiary of BWC or another company filing a capital plan. The Federal Reserve’s CCAR guidance, consistent with prior Federal Reserve guidance, also provides that capital plans contemplating dividend payout ratios exceeding 30% of after‑tax net income will receive particularly close scrutiny.

BancWest submitted the 2016 capital plan on April 5, 2016. In June 2016, the Federal Reserve publicly released BancWest’s supervisory stress test results and announced that it did not object to BancWest’s 2016 capital plan, which included non‑objection to the payment of quarterly dividends to be paid by us through the second quarter of 2017.

One or more of the Company’s U.S. holding companies will submit a capital plan on or about April 5, 2017, and dividends and any share repurchases proposed and/or intended to be made by the Company after the second quarter of 2017 must be included therein if the capital plan requirements applicable to BNPP’s other U.S. entities are applicable to us at that time. We expect to remain subject to the Federal Reserve’s CCAR review, including capital plan requirements, until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the CCAR review, including the capital plan requirements, applicable to the other U.S. entities of BNPP. The Federal Reserve recently amended its capital planning and stress testing rules to, among other things, generally limit the ability of a bank holding company subject to CCAR rules to make quarterly capital distributions — that is, dividends and share repurchases — if the amount of its actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than it had indicated in its submitted capital plan as to which it has received a non‑objection from the Federal Reserve. For example, if a bank holding company issues a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued, or net distributions, is not greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine‑quarter planning horizon through the end of the then current quarter. However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier 1 capital or Tier 2 capital instruments. These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) any Additional Tier 1 capital and Tier 2 capital instruments are not restricted if a bank holding company fails to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions.

U.S. Department of Treasury’s Assessment Fee Program.  The U.S. Treasury Department issued a rule implementing Section 155 of the Dodd‑Frank Act to establish an assessment schedule for top‑tier bank holding companies with average total consolidated assets of $50 billion or more to cover expenses associated with the Office of Financial Research, the FSOC and implementation of the Orderly Liquidation Authority by the FDIC. The Company believes the assessment is not material to its consolidated financial position, results of operations or cash flows.

Total Loss‑Absorbing Capacity.  In December 2016, the Federal Reserve issued a final rule that establishes loss‑absorbency and related requirements for any U.S. intermediate holding company that is required to be formed pursuant to the Federal Reserve’s Regulation YY and is controlled by a global systemically important foreign banking organization (a “foreign G‑SIB”). BNPP has been identified by the Financial Stability Board as a foreign G‑SIB and is a foreign G‑SIB for purposes of the final rule, which becomes effective on January 1, 2019. Accordingly, BNPP’s U.S. intermediate holding company will be subject to these requirements. The final rule addresses U.S. implementation of the Financial Stability Board’s total loss‑absorbing capacity (“TLAC”) principles and term sheet.

Although the rule will only apply to a foreign G‑SIB’s U.S. intermediate holding company and not to that intermediate holding company’s subsidiary holding companies, such as the Company, or depository institutions, such as the Bank, the rule will impact aspects of the operations of holding companies and depository institutions that are subsidiaries of covered U.S. intermediate holding companies. For example, the final rule prohibits BNPP’s U.S. intermediate holding company from (i) guaranteeing obligations of the Company and the Bank if an insolvency or receivership of the intermediate holding company could give the counterparty the right to exercise a default right (for example, early termination) against us or the bank, (ii) incurring liabilities guaranteed by the Company or the Bank and (iii) entering into qualified financial contracts with any person that is not an affiliate of the intermediate holding company (potentially increasing the number of such contracts that intermediate holding company enters into with its subsidiaries, which may include the Company or the Bank, which could then enter into offsetting contracts with third parties).

Additional Proposed SIFI Rules.  The Federal Reserve has issued several proposed and final rules under its authority to establish enhanced prudential standards for large bank holding companies, including the stress testing and capital adequacy rules discussed above. In addition, in February 2014, the Federal Reserve approved a final rule implementing several heightened prudential requirements, including the following:

•

Enhanced Liquidity Management Standards:  The Federal Reserve’s rule focuses on prudential steps to manage liquidity risk, which comprehensively details liquidity risk management responsibilities for boards of directors and senior management, and requires, among other things, maintenance of a liquidity buffer, consisting of assets meeting certain standards, that is sufficient to meet projected net cash outflows and projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios. To complement these liquidity standards, the Federal Reserve and the other federal banking regulators issued a final rule in September 2014 implementing the liquidity coverage ratio standard derived from the international liquidity standards incorporated into the Basel III framework. See “— Regulatory Capital Requirements” and “— Liquidity Requirements”.

•

Enhanced Risk Management Requirements:  Bank holding companies with $50 billion or more in total consolidated assets and publicly traded bank holding companies with $10 billion or more in total consolidated assets are required to establish a dedicated risk committee reporting directly to the company’s board of directors, comprised of members of the bank holding company’s board of directors, which reviews and approves the enterprise‑wide risk management policies of the company. The risk committee is required to have an independent director as chair, at least one risk management expert who has experience in identifying, assessing, and managing risk exposure of large, complex financial firms, commensurate with the company’s capital structure, risk profile, complexity, activities, size and other appropriate risk‑related factors, and is subject to certain governance provisions set forth in the rule. In addition, bank holding companies with $50 billion or more in total consolidated assets are required to appoint a Chief Risk Officer. Although the Company expects that it will no longer be subject to the Chief Risk Officer requirements after its average total consolidated assets over its four previous fiscal quarters is below $50 billion, the Company intends to continue to have a Chief Risk Officer after such time as these requirements no longer apply.

While the final rule adopted by the Federal Reserve largely implements its prior proposals regarding liquidity and risk management, the final rule does not address the Federal Reserve’s proposals regarding early remediation requirements.

Subsequently, in March 2016, the Federal Reserve proposed rules to establish single‑counterparty credit limits as part of the enhanced prudential standards for large bank holding companies. The proposed limits would impose more stringent requirements for credit exposure among major financial institutions. As proposed, the limits would apply to BNPP’s U.S. intermediate holding company and its subsidiaries, including the Company, as well as BNPP. Although the proposed limits may not be applicable to the Company on a standalone basis, they could have the effect of constraining the management of our credit exposures because of the consolidated application of the limits, including with respect to hedges.

Acquisitions by Bank Holding Companies

The BHC Act, the Bank Merger Act, the Hawaii Code and other federal and state statutes regulate acquisitions of banks and other FDIC‑insured depository institutions. The Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC‑insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. In addition, pursuant to the Dodd‑Frank Act, the BHC Act was amended to require the Federal Reserve to, when evaluating a proposed transaction, consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Under applicable laws, the Company may not be permitted to acquire any bank in Hawaii because it controls more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition.

Dividends

FHI is a legal entity separate and distinct from the Bank and its subsidiaries. Virtually all of FHI’s income comes from dividends from the Bank, which is also the primary source of FHI’s liquidity and funds to pay dividends on its equity and, if FHI were to incur debt in the future, interest and principal on its debt. There are statutory and regulatory limitations on the payment of dividends by the Bank to FHI, as well as by FHI to its stockholders.

Federal bank regulators are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of regulatory changes made pursuant to the Dodd‑Frank Act.

Payment of Dividends by the Bank.  In addition to the restrictions discussed above, the Bank is subject to limitations under Hawaii law regarding the amount of dividends that it may pay to the Parent. In general, under Hawaii law, dividends from the Bank may not exceed the bank’s retained earnings provided that the bank will, after the dividend, have the minimum paid‑in capital and surplus required under Hawaii law, which, for a bank which has trust operations, is $6.5 million. Hawaii law also effectively restricts a bank from paying a dividend, or the amount of the dividend, unless that bank’s capital and surplus is $6.5 million multiplied by 133%, or $8.6 million. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods. Under Hawaii banking law, for example, paying “excessive dividends” in relation to a bank’s capital position, earnings capacity and asset quality could be deemed to be an unsafe and unsound banking practice. Under the Hawaii Business Corporation Act, a dividend or other distribution may not be made if a bank would not be able to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities and the amounts that would be needed to satisfy shareholders with preferential rights of distribution. In addition, under the Federal Deposit Insurance Act of 1950 (“FDIA”), an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “— Prompt Corrective Action Framework” below.

Payment of Dividends by the Parent.  As a bank holding company, the Parent is subject to oversight by the Federal Reserve. In particular, the dividend policies and share repurchases of the Parent are reviewed by the Federal Reserve based on the 2016 capital plan and any future capital plan to which the Parent may be subject, and will be assessed against, among other things, the Company’s and/or one or more of its parent bank holding companies’ ability to achieve the required capital ratios under applicable capital rules (including the applicable capital conservation buffer) as they are phased in by U.S. regulators. See “— Enhanced Prudential Standards” above and “— Regulatory Capital Requirements” below.

Transactions with Affiliates and Insiders

Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other affiliate of the Company, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers, principal shareholders (and persons that beneficially own or control more than 10% of any class of the bank’s voting stock), as well as to entities owned or controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non‑insiders. Also, the terms of such extensions of credit may not involve more than the normal risk of non‑repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. Certain extensions of credit also require the approval of the Bank’s board of directors.

Source of Strength

Federal law requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Parent is expected to commit resources to support the Bank, including at times when the Parent may not be in a financial position to provide such resources, and it may not be in its, or its stockholders’ or creditors’, best interests to do so. In addition, any capital loans the Parent makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Parent’s bankruptcy, any commitment by the Parent to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Liability of Commonly Controlled Institutions

Under the FDIA, FDIC‑insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with the default of another insured depository institution controlled by the same bank holding company and for any assistance provided by the FDIC to another FDIC‑insured depository institution that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver for the institution. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. This cross‑guarantee liability for a loss at a commonly controlled insured institution is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions). Under this cross‑guarantee liability requirement, while FHB is under common control with BOW (which we expect to continue until such time as we are no longer controlled by BNPP), FHB could be held liable for any FDIC losses that occur in the event of a default or threat of default of BOW.

Regulatory Capital Requirements

Capital Requirements Applicable to Top‑Tier Holding Companies in an Organizational Structure.  The Federal Reserve monitors the capital adequacy of the Company, and the FDIC and the Hawaii DFI monitor the capital adequacy of the Bank. The bank regulators currently use a combination of risk‑based ratios and a leverage ratio to evaluate capital adequacy.

In July 2013, the federal bank regulators approved final rules, which we refer to as the New Capital Rules, implementing Basel III and various provisions of the Dodd‑Frank Act. The New Capital Rules substantially revise the risk‑based capital requirements applicable to bank holding companies and banks, compared to the previous risk‑based capital rules that were based on the 1988 capital accord (“Basel I”), as implemented by the federal bank regulators. The New Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The New Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the existing risk‑weighting approach derived from Basel I with a more risk‑sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords (“Basel II”). The New Capital Rules also implement the requirements of Section 939A of the Dodd‑Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase‑in period for various provisions, the New Capital Rules became effective on January 1, 2015.

The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the New Capital Rules, the minimum capital ratios that became effective on January 1, 2015 are as follows:

•4.5% CET1 to risk‑weighted assets,

•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets,

•8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets, and

•4.0% Tier 1 capital to average quarterly assets.

The New Capital Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk‑weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. The Company does not expect the countercyclical capital buffer to be applicable to Company or the Bank. Banking institutions with a ratio of CET1 to risk‑weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three‑year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased‑in, the New Capital Rules will require an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk‑weighted assets, (ii) 8.5% Tier 1 capital to risk‑weighted assets, and (iii) 10.5% total capital to risk‑weighted assets. In addition, as described above, the Company currently is also subject to the Federal Reserve’s capital plan rule and supervisory CCAR program, pursuant to which its ability to make capital distributions and repurchase or redeem capital securities may be limited unless it and/or its parent holding companies are able to demonstrate its ability to meet applicable minimum capital ratios (calculated under the general risk‑based capital rules), as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal bank regulators. See “— Enhanced Prudential Standards — Stress Testing and Capital Planning (Comprehensive Capital Analysis and Review)” for more information on these topics.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and is being phased‑in over a four‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

The New Capital Rules also prescribe a new standardized approach for risk weightings that expands the risk‑weighting categories from the four Basel I‑derived categories (0%, 20%, 50% and 100%) to a much larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (which we refer to as the “leverage ratio”) of 4.0% for all bank holding companies.

With respect to the Bank, the New Capital Rules also revise the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “— Prompt Corrective Action Framework.”

Regulatory Capital Requirements Applicable While First Hawaiian Is Not a Top‑Tier Holding Company.  On July 1, 2016, BNPP transferred its interest in the Company to BWC in connection with BNPP’s establishment of its U.S. intermediate holding company as required pursuant to the Federal Reserve’s Regulation YY. As of and since such date, regulatory capital requirements have applied to BNPP’s U.S. intermediate holding company on a consolidated basis, including the Company as part of that consolidated group (as BNPP’s top‑tier U.S. bank holding company in its organizational structure), and may not apply to the Company on a stand‑alone basis as a lower‑tier bank holding company subsidiary of BNPP. However, failure by the intermediate holding company to meet its regulatory capital requirements could impact the Company’s activities and operations. See “— Acquisitions by Bank Holding Companies” above and “— Prompt Corrective Action Framework” below. Nonetheless, the Company intends to monitor and manage its capital adequacy in a manner that would result in the Company satisfying the capital requirements described herein and as applicable to a top‑tier U.S. bank holding company on a stand‑alone basis. Management expects that the capital requirements described herein will apply directly to the Company on a stand‑alone basis following the time at which BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are considered a top‑tier bank holding company by the Federal Reserve for capital and regulatory reporting purposes.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (the “LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high‑quality liquid assets equal to the entity’s expected net cash outflow for a 30‑day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario.

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on‑balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations.

Because BancWest was a bank holding company with greater than $50 billion in total consolidated assets prior to the Reorganization Transactions, the modified version of the LCR currently applies to the Company. Among other differences from the full LCR requirements, the modified LCR treats as net cash outflows in the denominator of the ratio only 70% of the net cash outflows as calculated under the “full” version of the rule applicable to advanced approaches banking organizations. The LCR requirements, adopted in September 2014, were phased in over a two‑year period ending January 1, 2017, with 90% compliance on January 1, 2016 and 100% compliance on January 1, 2017. We expect that the modified LCR requirements will no longer apply to the Company after its average total consolidated assets over its four previous fiscal quarters is below $50 billion.

The Basel III framework also included a second test, referred to as the net stable funding ratio (the “NSFR”), which is designed to promote more medium‑ and long‑term funding of the assets and activities of banking entities over a one‑year time horizon. The U.S. federal banking agencies have issued a notice of proposed rulemaking to implement the NSFR for banking organizations with more than $250 billion in total assets or $10 billion or more in on‑balance sheet foreign exposures and for consolidated depository institution subsidiaries of such banking organizations with more than $10 billion in assets. Under the proposed rule, the NSFR would apply beginning on January 1, 2018. A modified NSFR would apply to certain bank holding companies with more than $50 billion but less than $250 billion in assets and with less than $10 billion in on‑balance sheet foreign exposures (but not the consolidated depository institutions of such companies). Accordingly, the applicability of the NSFR, as proposed, to the Company will depend on the total assets and on‑balance sheet foreign exposures of its parent bank holding companies. The NSFR, as proposed, would not apply to the Company following the time at which BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer subject to any NSFR requirement as applied to BNPP’s other U.S. entities.

The Federal Reserve’s heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as discussed above under “— Enhanced Prudential Standards.”

Prompt Corrective Action Framework

The FDIA requires the federal bank regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories (“well‑capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and the federal bank regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

Currently, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
•Total capital ratio of at least 10.0%,	•Total capital ratio of at least 8.0%,
•CET1 capital ratio of at least 6.5%,	•CET1 capital ratio of at least 4.5%,
•Tier 1 capital ratio of at least 8.0%,	•Tier 1 capital ratio of at least 6.0%, and
•Tier 1 leverage ratio of at least 5.0%, and	•Tier 1 leverage ratio of at least 4.0%.
•Not subject to any order or written directive requiring a specific capital level.
“Undercapitalized”	“Significantly undercapitalized”
•Total capital ratio of less than 8.0%,	•Total capital ratio of less than 6.0%,
•CET1 capital ratio of less than 4.5%,	•CET1 capital ratio of less than 3.0%,
•Tier 1 capital ratio of less than 6.0%, or	•Tier 1 capital ratio of less than 4.0%, or
•Tier 1 leverage ratio of less than 4.0%.	•Tier 1 leverage ratio of less than 3.0%.
“Critically undercapitalized”
•Tangible equity to average quarterly tangible assets of 2.0% or less.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

As of December 31, 2016, the Bank was well‑capitalized with a Tier 1 capital ratio of 12.51%, total capital ratio of 13.62%, and Tier 1 leverage ratio of 8.19%, in each case calculated under the currently applicable risk‑based capital guidelines. Although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would be well‑capitalized. As of December 31, 2016, the Company’s Tier 1 capital ratio was 12.75%, its total capital ratio was 13.85%, and its Tier 1 leverage ratio was 8.36%, in each case calculated under the currently applicable risk‑based capital guidelines.

As of December 31, 2016, the Company and the Bank would have reported the same capital ratios, as noted above, had the New Capital Rules been fully phased in as of the calculation date. The CET1 ratios and Tier 1 capital ratios calculated in accordance with the New Capital Rules presented is not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These ratios are calculated based on our estimates of the required adjustments under the New Capital Rules to the current regulatory‑required calculation of risk‑weighted assets and estimates of the application of provisions of the New Capital Rules to be phased in over time. Management believes these estimates are reasonable, but they may ultimately be incorrect as the Company finalizes its calculations under the New Capital Rules. For more information on these financial measures, including reconciliations to the Company and the Bank’s Tier 1 capital ratio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” and “Note 13. Regulatory Capital Requirements” in the notes to the consolidated financial statements.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal bank regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions are also generally prohibited from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the institution is or would thereafter become undercapitalized. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, orders to elect new boards of directors, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

In addition, the FDIA prohibits insured depository institutions from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. The FDIA imposes no such restrictions on a bank that is well capitalized.

Safety and Soundness Standards

The FDIA requires the federal bank regulators to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See “— Prompt Corrective Action Framework”. If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Deposit Insurance

FDIC Insurance Assessments.  As an FDIC‑insured bank, FHB must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. For institutions with $10 billion or more in assets, such as FHB, the FDIC uses a performance score and a loss‑severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset‑related stress and funding‑related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio, of 1.15% prior to September 2020 and 1.35% thereafter. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% and, on March 15, 2016, the FDIC issued a final rule to implement this restoration plan. Under the final rule, the assessment schedule for all banks will decrease by 0.02% or more beginning in the quarter after the fund reserve ratio reaches 1.15%. Thereafter, banks with more than $10 billion in total assets will be required to pay “surcharge assessments” at an annual rate of 0.045% to bring the fund’s reserve ratio to 1.35% by the end of 2018. If the fund’s reserve ratio does not reach 1.35% by the end of 2018, the FDIC will impose a one‑time special assessment in the first quarter of 2019. The FDIC will, at least semi‑annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. Comments were due February 18, 2010. As of December 2016, no rule has been adopted.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Other Assessments.  In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation to impose assessments on deposit insurance fund applicable deposits in order to service the interest on the Financing Corporation’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk‑related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

The Volcker Rule

The Dodd‑Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (the “Volcker Rule”). In December 2013, federal regulators adopted final rules to implement the Volcker Rule. The Volcker Rule has not had a material effect on the Company’s operations, as the Company does not have any significant engagement in the businesses prohibited by the Volcker Rule. The Company has incurred costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but such costs have not been material.

Depositor Preference

Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern the Company’s relationship with its customers. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act and these laws’ respective state‑law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Company operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or the Company’s prohibition from engaging in such transactions even if approval is not required.

The Dodd‑Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has examination and enforcement authority over banks with assets of $10 billion or more, as well as their affiliates.

The consumer protection provisions of the Dodd‑Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd‑Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The Dodd‑Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd‑Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd‑Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage”, in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, integrated loans estimate and closing disclosures, pre‑loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher‑priced mortgage loans for a longer period of time. The Company is continuing to analyze the impact that such rules may have on its business.

The review of products and practices to prevent unfair, deceptive or abusive acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd‑Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd‑Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or results of operations.

Community Reinvestment Act of 1977

Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which include low‑ and moderate‑income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess the Bank’s CRA performance in the areas of lending, investments and services. FHB’s CRA performance could, among other things, result in the denial or delay in certain corporate applications filed by the Parent or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. FHB received a rating of “Outstanding” in its most recently completed CRA examination.

Financial Privacy

The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non‑public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Anti‑Money Laundering and the USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 substantially broadened the scope of U.S. anti‑money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra‑territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high‑risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control (“OFAC”) Regulation

The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Incentive Compensation

The Dodd‑Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive‑based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive‑based compensation arrangements. The agencies proposed such regulations initially in April 2011 and again in April and May 2016, but the regulations have not been finalized. If the regulations are adopted in the form proposed, they may impose limitations on the manner in which the Company structures its compensation for certain individuals.

In June 2010, the Federal Reserve and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk‑taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd‑Frank Act, discussed above.

The Federal Reserve will review, as part of the regular, risk‑focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Future Legislation and Regulation

Congress may enact, modify or repeal legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact, modify or repeal legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of proposed legislation, or modification or repeal of existing legislation, could impact the regulatory structure under which the Company operates and may significantly increase its costs, impede the efficiency of its internal business processes, require the Company to increase its regulatory capital and modify its business strategy, and limit its ability to pursue business opportunities in an efficient manner. The Company’s business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

ITEM 1A.  RISK FACTORS

Ownership of our common stock involves a significant degree of risk and uncertainty. The material risks and uncertainties that management believes affect us are described below. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. To the extent that any of the information in this Form 10-K constitutes forward‑looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward‑looking statements made by us or on our behalf. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward‑Looking Statements.”

Risks Related to Our Business

Geographic concentration in our existing markets may unfavorably impact our operations.

A substantial majority of our business is with customers located within Hawaii. Our operations are heavily concentrated in Hawaii, Guam and Saipan with the exception of our auto dealer flooring and certain other limited lending services outside Hawaii, Guam and Saipan, which services represent 21% of our total loan and lease portfolio as of December 31, 2016. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. As discussed below, deterioration in economic conditions in Hawaii, Guam and Saipan would have a material adverse effect on our business, financial condition or results of operations.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.

We provide banking and financial services to customers primarily in Hawaii, Guam and Saipan. Our financial performance generally, and the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans in particular, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate. Economic conditions in our markets depend mainly on tourism, U.S. military and defense products and services, real estate, government and other service‑based industries. Declines in tourism, fluctuations in the strength of currencies such as the U.S. dollar and the Japanese yen, the inability of the Hawaii economy to absorb continuing construction expansion, continued higher levels of underemployment compared to pre‑recession levels, increases in energy costs, the availability of affordable air transportation, real or threatened acts of war or terrorism, adverse weather, pandemics, natural disasters and local budget issues, among other factors, may impact consumer and corporate spending. As a result, these events may contribute to a deterioration in Hawaii’s general economic condition, which, as a result of our geographic concentration, could adversely impact us and our borrowers.

Commercial lending represents approximately 54% of our total loan and lease portfolio as of December 31, 2016, and we generally make loans to small to mid‑sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance.

The U.S. military has a major presence in Hawaii and Guam and, as a result, is an important aspect of the economies in which we operate. The funding of the U.S. military occurs as part of the overall U.S. government budget and appropriation process which is driven by numerous factors, including geo‑political events, macroeconomic conditions and the ability of the U.S. government to enact legislation such as appropriations bills. There have been lower levels of federal government expenditures in Hawaii since the budget sequestration took effect in March 2013. Further cuts in defense and other security spending could have an adverse impact on the economy in our markets. While the new U.S. administration appears to favor an increase in military spending, it remains unclear whether any increase would match or exceed pre-sequester funding levels.

Other economic conditions that affect our financial performance include short‑term and long‑term interest rates, the prevailing yield curve, inflation and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge‑offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters or a combination of these or other factors.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2016, our real estate loans represented approximately $6.6 billion, or 57% of our total loan and lease portfolio. Our real estate loans consist primarily of commercial and construction loans (representing 24% of our total loan and lease portfolio) and residential loans including home equity loans (representing 33% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge‑offs, and reduced demand for our products and services generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. In addition, nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. Finally, declines in real property values in Hawaii could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks effectively could have a material adverse effect on our business, financial condition or results of operations.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing, which represented 20% and 7% of our total lending commitments, respectively, as of December 31, 2016. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 34% of our outstanding dealer flooring commitments as of December 31, 2016. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest‑earning assets (e.g., loans and investment securities) and the interest expense we pay on interest‑bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest‑earning assets, the average balance of interest‑bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest‑earning assets and interest‑bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System (the “FOMC”). In recent years, it has been the policy of the FOMC and the U.S. Treasury Department to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage‑backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest‑earning assets has decreased during the current low interest rate environment. If a low interest rate environment persists, our net interest income may further decrease. This would be the case because our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest‑earning assets has continued to decrease.

In December 2016, the FOMC raised short term interest rates by 25 basis points and indicated that it expects to raise interest rates further in 2017. In the event that interest rates continue to increase, if our variable rate interest‑earning assets do not reprice faster than our interest‑bearing liabilities in a rising rate environment, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability, including the value of our investments.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Changes in interest rates also have a significant impact on the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates.

The cost of our deposits is largely based on short‑term interest rates, the level of which is driven primarily by the FOMC’s actions. However, the yields generated by our loans and securities are often difficult to re‑price and are typically driven by longer‑term interest rates, which are set by the market or, at times, the FOMC’s actions, and vary over time. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. If the interest rates paid on our deposits and other borrowings increase at a faster pace than the interest rates on our loans and other investments, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest‑earning assets declined at a faster pace than the interest rates on our deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition or results of operations.

Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Because prepayment penalties are recorded as interest income when received, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time. A decrease in our prepayment penalty income resulting from any change in interest rates or as a result of regulatory limitations on our ability to charge prepayment penalties could therefore adversely affect our net interest income, net income or results of operations.

Changes in interest rates can also affect the slope of the yield curve. A decline in the current yield curve or a flatter or inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, as well as the value of our assets. An inverted yield curve may also adversely affect the yield on investment securities by increasing the prepayment risk of any securities purchased at a premium.

As of December 31, 2016, we had $6.0 billion of noninterest‑bearing demand deposits and $10.8 billion of interest‑bearing deposits. The prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed effective on July 21, 2011 as part of the Dodd‑Frank Act. Current interest rates for interest bearing checking accounts are very low because of current market conditions and, so far, the impact of the repeal has not been significant to us. However, we do not know what market rates will eventually be and, therefore, we cannot estimate at this time the long‑term impact of the repeal on our interest expense on deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

A number of our products expose us to credit risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold, including a deterioration in the value of collateral posted by third parties to secure their obligations to us under derivatives contracts and loan agreements, could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes.

We might underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we reserve for loan and lease losses.

Because the credit quality of our loan and lease portfolio can have a significant impact on our earnings, the operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of the loans we extend, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.

We maintain an allowance for loan and lease losses (the “Allowance”), which is a reserve established through a provision for loan and lease losses (the “Provision”) charged to expense representing management’s best estimate of probable losses that have been incurred within our existing portfolio of loans and leases. The Allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in our loan and lease portfolio. The level of the Allowance reflects management’s continuing evaluation of specific credit risks, the quality of the loan and lease portfolio, the value of the underlying collateral, the level of non‑accruing loans and leases, incurred losses inherent in the current loan and lease portfolio, and economic, political and regulatory conditions.

For our commercial loans, we perform an internal loan review and grade loans on an ongoing basis, and we estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded lending commitments). The objective of our loan review and grading procedures is to identify existing or emerging credit quality problems so that appropriate steps can be initiated to avoid or minimize future losses. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments of loan collectability. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we do identify.

Although our management has established an Allowance it believes is adequate to absorb probable and reasonably estimable losses in our loan and lease portfolio, it may not be adequate. We could sustain credit losses that are significantly higher than the amount of our Allowance. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing Allowance might occur. Losses in excess of the existing Allowance will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge‑offs and a need for higher reserves. While we believe that our Allowance for credit losses was adequate as of December 31, 2016, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

In addition, bank regulatory agencies will periodically review our Allowance and the value attributed to non‑accrual loans and leases or to real estate we acquire through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items, increase our Allowance or reduce the carrying value of owned real estate, reducing our net income. Further, if charge‑offs in future periods exceed the Allowance, we may need additional adjustments to increase the Allowance. These adjustments could have a material adverse effect on our business, financial condition or results of operations.

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

As the parent company of Hawaii’s oldest and largest bank, we rely in part on the reputation of our bank for superior financial services to retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high‑quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service‑focused culture and controlling and mitigating the various risks described in this Form 10-K, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti‑money laundering, customer personal information and privacy issues, customer and other third party fraud, record‑keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “First Hawaiian Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

The value of the investment securities we own may decline in the future.

As of December 31, 2016, we owned $5.1 billion of investment securities, which largely consisted of our positions in obligations of the U.S. government and government‑sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other‑than‑temporary impairment. The process for determining whether impairment is other‑than‑temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other‑than‑temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

Loss of deposits could increase our funding costs.

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2016, we had $16.8 billion in deposits. Although we hold the largest share of the deposit market in Hawaii, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits.

Our liquidity is dependent on dividends from First Hawaiian Bank.

We are a legal entity separate and distinct from our banking and other subsidiaries. Virtually all of our cash flow, including cash flow to pay dividends on our equity and principal and interest on any debt we may incur, is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. For example, Hawaii law only permits our bank to pay dividends out of retained earnings as defined under Hawaii banking law, which differs from retained earnings calculated under GAAP. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our bank is unable to pay dividends to us, we may not be able to service any debt we may incur, pay obligations or pay dividends on our common stock. The inability to receive dividends from our bank could have a material adverse effect on our business, financial condition or results of operations.

Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, hurricanes, tsunamis, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because Hawaii’s economy is heavily dependent on the tourism industry, which is in turn heavily influenced by the affordability and desirability of air travel and the prevailing weather patterns in the region, we could be disproportionally affected relative to others in the case of external events such as acts of war or terrorism, severe weather, natural disasters or pandemics. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

We own the building in Honolulu in which our principal office and headquarters are located. The building is the tallest building in downtown Honolulu and a prominent architectural landmark. We lease space in the building to a number of other businesses and, for the years ended December 31, 2016 and 2015, respectively, the leases in our headquarters generated $3.3 million, or approximately 1.5%, and $2.9 million, or approximately 1.4%, of our net income, respectively. In addition, as of December 31, 2016, over 600, or a quarter of our employees work in our principal office. Given that we derive a portion of our income from leasing space in our principal office building and that the largest concentration of our employees is located in our principal office building, depending on the intensity and longevity of the event, a catastrophic event impacting our Honolulu office building, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business and reputation. In addition to the impact this would have on our ability to service and interact with our clients, we may also lose the rental income we derive from tenants that occupy our Honolulu office building. Further, the value of our Honolulu office building, which accounted for approximately 43.8% of the net book value of our total premises and equipment, or $131.7 million, as of December 31, 2016, could significantly depreciate if such a catastrophic event were to occur. A significant event impacting our principal office building could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to maintain consistent growth, earnings or profitability.

Although the Bank has experienced five consecutive years of economic expansion, there can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Our earnings may also be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.

Continued, long‑term growth may be unsustainable, given the concentration of our operations and customer base in Hawaii, Guam and Saipan. Moreover, under applicable laws, we may not be permitted to acquire any bank in Hawaii because we control more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the communities served by our branch network. A substantial number of our employees have considerable tenure with the Bank and some will be nearing retirement in the next few years, which makes succession planning important to the continued operation of our business. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes will occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations, including compensation restrictions applicable to us while we are a controlled subsidiary of BNPP and restrictions recently proposed for adoption by U.S. regulatory agencies, including the Federal Reserve and FDIC. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition or results of operations.

We operate in a highly competitive industry and market area.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non‑bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non‑banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the Great Recession (which we define as January 1, 2008 through December 31, 2009) has also led to increased competitive pressures on loan rates and terms for high‑quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of our non‑bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Additionally, until BNPP ceases to directly or indirectly beneficially own at least 25% of our outstanding common stock, any material change to the scope of our business must also be approved by a majority of our directors designated for nomination and election by BNPP pursuant to the Stockholder Agreement we entered into with BNPP in connection with our IPO, and BNPP‑designated directors may not approve changes to the scope of our business even though other directors believe such changes may be beneficial to us or our other stockholders. See “— Risks Related to Our Controlling Stockholder.” Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design, their implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

We are dependent on the use of data and modeling both in our management’s decision‑making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively‑based analyses is endemic to bank decision‑making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, the automated extension of credit based on defined criteria and the identification of possible violations of anti‑money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. Our DFAST and CCAR submissions also create significate dependencies on data and modeling. We anticipate that model‑derived insights will penetrate further into bank decision‑making, and particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely. While these quantitative techniques and approaches improve our decision‑making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision‑making.

We entered into a License Agreement with BancWest Holding, BancWest and BOW in connection with our IPO with respect to (1) models, data and related documentation for CCAR and DFAST purposes (the “Models”), (2) processes and coding for use in connection with the implementation, and compliance with, the reporting requirements of BNP Paribas USA and BWC (the “Reporting Processes”), and (3) technology relating to core banking, payment processing and the wire transfer platform in connection with the provision of services covered by the Transitional Services Agreement (“Services Technology”) that has been developed and will continue to be developed up to the applicable dates specified in the License Agreement. Under the License Agreement, each party has granted each other party a perpetual, non‑exclusive license to its rights in the Models, Reporting Processes and Services Technology, subject to obtaining any necessary third‑party rights to intellectual property, data, models, materials and information included or incorporated in or with any Model, Reporting Process or Services Technology.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity‑related incidents could have a material adverse effect on our business, financial condition or results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity‑related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity‑related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber‑attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber‑attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity‑related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

We also face risks related to cyber‑attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber‑attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber‑attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us, our customers and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third‑party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber‑attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition or results of operations.

More generally, publicized information concerning security and cyber‑related problems could inhibit the use or growth of electronic or web‑based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition or results of operations could be adversely affected.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology‑driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Certain of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology‑driven products and services or implement them as quickly as our competitors do or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could cause us to lose customers or have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market‑wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter‑bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. We may not be able to obtain capital on acceptable terms — or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

We may rely on the mortgage secondary market for some of our liquidity.

We may originate and sell mortgage loans. Loans sold on the secondary market represented $0.3 million and $167.2 million of mortgage loans for the years ended December 31, 2016 and 2015, respectively. We rely on Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.

In 2011, Hawaii revised its rules for nonjudicial, or out‑of‑court, foreclosures. Prior to the revision, most lenders used the nonjudicial foreclosure method to handle foreclosures in Hawaii, as the process was less expensive and quicker than going through the court foreclosure process. After the revised rules went into effect, many lenders ended up forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, which has created a backlog and slowed the judicial foreclosure process. Many lenders continue to exclusively use the judicial foreclosure process, making the foreclosure process very lengthy. Additionally, the joint federal‑state settlement with several mortgage servicers over abuse of foreclosure practices creates further uncertainty for us and the mortgage servicing industry in general with respect to implementation of mortgage loan modifications and loss mitigation practices going forward. The manner in which these issues are ultimately resolved could impact our foreclosure procedures, which in turn could adversely affect our business, financial condition or results of operation.

We are subject to a variety of risks in connection with any sale of loans we may conduct.

When we sell mortgage loans we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase or provide substitute mortgage loans for part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If the level of repurchase and indemnity activity becomes material, it could have a material adverse effect on our liquidity, business, financial condition or results of operations. Mortgage lending is highly regulated. Our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may impact our ability to sell mortgage loans in the future.

In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. We must exercise our judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could have a material adverse effect on our business, financial condition or results of operations. Our policy is to carry loans held for sale at the lower of cost or fair value. As a result, prior to being sold, any loans classified as held for sale may be adversely affected by market conditions, including changes in interest rates, and by changes in the borrower’s creditworthiness, and the value associated with these loans, including any loans originated for sale in the secondary market, may decline prior to being sold. We may be required to reduce the value of any loans we mark held for sale as a result, which could have a material adverse effect on our business, financial condition or results of operations.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our Allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.

We depend to a significant extent on relationships with third party service providers that provide services, primarily information technology services, that are critical to our operations. We utilize third party core banking services and receive credit card and debit card services, Internet banking services, various information services and services complementary to our banking products from various third party service providers. If any of our third party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber‑attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

Downgrades to the credit rating of the U.S. government or of its securities or any of its agencies by one or more of the credit ratings agencies could have a material adverse effect on general economic conditions, as well as our business.

On August 5, 2011, Standard & Poor’s cut the credit rating of the U.S. federal government’s long‑term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to “Negative” on August 2, 2011, and Fitch also lowered its outlook for the same debt to “Negative”, on November 28, 2011. In 2013, both Moody’s and Standard & Poor’s revised their outlooks from “Negative” to “Stable”, and on March 21, 2014, Fitch revised its outlook from “Negative” to “Stable”. Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government‑backed obligations, could impact our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government‑sponsored enterprises or related institutions, agencies or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, and actual results may differ from these estimates.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan and lease losses, fair value measurements, pension and postretirement benefit obligations and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for more information.

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.

During the ordinary course of business, we may foreclose on and take title to properties securing certain loans that we have originated or acquired. We also have an extensive branch network, owning separate branch locations throughout the areas we serve. For any real property that we may possess, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage and costs of complying with applicable environmental regulatory requirements. Failure to comply with such requirements can result in penalties. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use, sell or lease the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to claims and litigation pertaining to our fiduciary responsibilities.

Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a material adverse effect on our business, financial condition or results of operations.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For example, in 2016, the FASB approved new accounting standards that would, as applicable, require companies to (1) include lease obligations on their balance sheets and (2) recognize lifetime expected credit losses on financial instruments. These new standards, which will be effective in 2019 and 2020, respectively, will result in changes to our accounting presentation and could adversely affect our balance sheet, financial condition or results of operations.

Risks Related to the Regulatory Oversight of Our Business

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our bank is subject to regulation and supervision by the FDIC, the CFPB and the Hawaii DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

Since the Great Recession, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd‑Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Recent political developments, including the new presidential administration in the United States, have added additional uncertainty to the implementation, scope and timing of changes in regulatory policy. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

We are required to act as a source of financial and managerial strength for our bank in times of stress.

Under federal law, we are required to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our stockholders’ or our creditors’ best interests to do so. Providing such support is more likely during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment. See “Item 1. Business - Supervision and Regulation – Liability of Commonly Controlled Institutions” for more information on our cross-guarantee liability.

We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.

As more specifically described below, we are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. See “Item 1. Business - Supervision and Regulation — Regulatory Capital Requirements” for more information on the capital adequacy standards that we must meet and maintain. In particular, the capital adequacy and liquidity requirements applicable to the Company and the Bank under the recently adopted capital rules implementing the Basel III capital framework in the United States began to be phased in starting in 2015.

On July 1, 2016, as a result of the Federal Reserve’s requirements (under Regulation YY) that foreign banks with significant U.S. operations consolidate their U.S. operations under an intermediate holding company, we became an indirect subsidiary of BNP Paribas USA, BNPP’s U.S. intermediate holding company. From July 1, 2016, and until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are considered a top‑tier U.S. bank holding company (i.e., the U.S. bank holding company that is the highest bank holding company in any organizational structure) by the Federal Reserve for capital and regulatory reporting purposes, the Basel III capital rules may not directly apply to us on a stand‑alone basis but rather apply to BNPP’s U.S. intermediate holding company on a consolidated basis, including the Company as part of that consolidated group, as BNPP’s top‑tier U.S. bank holding company. Nonetheless, we intend to monitor and manage the capital adequacy of the Company in a manner that would result in the Company satisfying the capital requirements described herein and as applicable to a top‑tier U.S. bank holding company on a stand‑alone basis. We expect to become directly subject to these regulatory capital requirements on a stand‑alone basis in the future following the time at which BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are considered a top‑tier bank holding company by the Federal Reserve for capital and regulatory reporting purposes.

Due to the level of BancWest’s total consolidated assets prior to the Reorganization Transactions, BancWest was subject to the Federal Reserve’s requirement to submit a capital plan as part of the CCAR process and conduct stress tests for 2016. We will remain subject to the Federal Reserve’s CCAR and capital plan requirements until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the CCAR review and any capital plan of the other U.S. entities of BNPP. It is possible that BNPP’s ownership and control of us for U.S. bank regulatory purposes may need to fall to less than 5.0% of any class of our voting securities, or even to zero, before the CCAR review and capital plan requirements applicable to BNPP’s U.S. entities will no longer apply to us. See “— Risks Related to Our Controlling Stockholder — We continue to be subject to regulation and supervision as a subsidiary of BNPP”. The stress testing requirements may have the effect of requiring us to comply with the final Basel III capital rule, or potentially even greater capital requirements, sooner than expected.

While we expect to meet the requirements of the new Basel III‑based capital rules on a stand‑alone basis, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends and share repurchases. Higher capital levels could also lower our return on equity.

Unfavorable results from stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.

The Federal Reserve conducts an annual stress analysis of bank holding companies with average total consolidated assets of $50 billion or more to evaluate their ability to absorb losses in three economic and financial scenarios generated by the Federal Reserve, including adverse and severely adverse economic and financial scenarios. The rules also require such bank holding companies and their bank subsidiaries with $50 billion or more in total assets to conduct their own semi‑annual stress analysis to assess the potential impact of the scenarios used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is released publicly and contains bank holding company specific information and results. The rules also require these bank holding companies to disclose publicly a summary of the results of their semi‑annual stress analyses, and their bank subsidiaries’ annual stress analyses, under the severely adverse scenario.

As discussed in “Item 1. Business - Supervision and Regulation — Enhanced Prudential Standards — Stress Testing and Capital Planning (Comprehensive Capital Analysis and Review),” BancWest was subject to the Federal Reserve’s annual stress analysis and semi‑annual company‑run stress analysis for 2016 and we will remain subject to the annual stress analysis and semi‑annual stress analysis indirectly through BWC and/or BNPP’s U.S. intermediate holding company until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the stress tests applicable to the other U.S. entities of BNPP.

The CCAR is an annual exercise by the Federal Reserve to assess whether the largest bank holding companies operating in the United States have sufficient capital to continue operations throughout times of economic and financial stress. DFAST is a separate stress testing required by the Federal Reserve to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. DFAST applies to banking organizations with assets of $10 billion or more, while the CCAR applies to banking organizations with assets of $50 billion or more. Accordingly, even if we are no longer subject to the CCAR process at some point in the future, we will continue to be subject to DFAST.

Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests, including rejecting, or requiring revisions to, any annual capital plan submitted in connection with a CCAR process that is applicable to us. See “Item 1. Business - Supervision and Regulatory — Enhanced Prudential Standards — Stress Testing and Capital Planning (Comprehensive Capital Analysis and Review)” for a description of the CCAR, including the capital plan requirement.

Although these stress tests are not meant to assess our current condition, our customers may misinterpret and adversely react to the results of these stress tests. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities. The inability to attract and retain customers or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.

We may not pay dividends on our common stock in the future.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30% of after‑tax net income.

Additionally, BancWest was required to submit in 2016 (and, in the future, one or more of our parent holding companies will be required to submit) an annual capital plan to the Federal Reserve. For any year in which one or more of our parent holding companies is subject to the capital planning requirements, the Federal Reserve must review such capital plan or plans before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If the Federal Reserve objects to all or part of a capital plan or any amendment to a capital plan for any reason, our ability to declare and pay dividends on our common stock may be limited. The Federal Reserve’s capital plan requirements will remain applicable to us until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in any capital plan of the other U.S. entities of BNPP. It is possible that BNPP’s ownership and control of us for U.S. bank regulatory purposes may need to fall to less than 5.0% of any class of our voting securities, or even to zero, before the capital plan requirements applicable to BNPP’s U.S. entities will no longer apply to us.

While the Federal Reserve did not object to BancWest’s 2016 capital plan, which includes the payment of a quarterly dividend by us through the second quarter of 2017, there can be no assurance that the Federal Reserve will not object to the payment of dividends by us in connection with any capital plan requirements that are applicable to us in periods following the second quarter of 2017.

Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock. See “ – Risks Related to Our Business – Our liquidity is dependent on dividends from First Hawaiian Bank” for additional information on our reliance on dividends paid to us by the Bank.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs that may adversely affect our results of operations.

The Dodd‑Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non‑depository entities such as debt collectors and consumer reporting agencies. The consumer protection provisions of the Dodd‑Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. See “Item 1. Business - Supervision and Regulation — Consumer Financial Protection.” The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. We may also be required to add additional compliance personnel or incur other significant compliance‑related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of civil government attorneys on banks and the financial services industry generally. This focus has only intensified since the Great Recession, with regulators and civil government attorneys focusing on a variety of financial institution practices and requirements, including foreclosure practices, civil government attorneys with applicable consumer protection laws, classification of held for sale assets and compliance with anti‑money laundering statutes, the Bank Secrecy Act and sanctions administered by OFAC.

In the normal course of business, from time to time, we may be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions included claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental and self‑regulatory agencies regarding our business. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance. In 2010, the FDIC increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd‑Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd‑Frank Act by September 30, 2020. Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures during the Great Recession and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

Non‑compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti‑money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non‑compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security‑related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy‑related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are required to disclose in our periodic reports filed with the SEC specified activities engaged in by our “affiliates”.

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of U.S. sanctions against Iran. Section 219 of ITRSHRA amended the Exchange Act, to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they would otherwise be permissible under U.S. law. Reporting companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Under ITRSHRA, we would be required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we are a controlled affiliate of BNPP, we may be required to disclose certain activities undertaken by BNPP with Iranian counterparties during an applicable reporting period. We have disclosed such activities in the “Part II, Item 9B. Other” section of this Form 10-K. Disclosure of such activities, even if such activities are not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Risks Related to Our Controlling Stockholder

BNPP continues to have significant control over us, and its interests may conflict with ours or yours in the future.

BNPP beneficially owns approximately 62% of our common stock. As a result, BNPP continues to have significant control over us. For so long as BNPP controls more than 50% of our outstanding common stock, BNPP will be able to determine the outcome of all matters requiring approval of stockholders, cause or prevent a change of control of our company and preclude all unsolicited acquisitions of our company, including transactions that may be in the best interests of our other stockholders. Going forward, BNPP’s degree of control will depend on, among other things, its level of beneficial ownership of our common stock and its ability to exercise certain rights under the terms of the Stockholder Agreement that we entered into with BNPP in connection with our IPO.

Under the terms of the Stockholder Agreement, BNPP is entitled to designate nominees for election to our board of directors and make certain appointments to committees of our board. Pursuant to the Stockholder Agreement, until the earlier of (i) the one‑year anniversary of the first date when BNPP ceases to directly or indirectly beneficially own 50% of our outstanding common stock and (ii) the date BNPP ceases to directly or indirectly beneficially own at least 25% of our outstanding common stock, BNPP will have the right to designate a majority of the nominees for election to our board of directors. In addition, until BNPP ceases to directly or indirectly own at least 25% of our outstanding common stock, we will still be required to obtain the approval of a majority of the directors on our board of directors designated for nomination and election by BNPP before undertaking (or permitting or authorizing any of our subsidiaries to undertake) various significant corporate actions, including engaging in certain business activities, amending our bylaws, entrance into mergers or consolidations with a consideration value in excess of certain thresholds, entrance into, amendments to or terminations of material agreements (subject to certain exceptions), incurrence or guarantee of indebtedness in excess of certain thresholds (subject to certain exceptions), termination of our or our bank’s Chief Executive Officer or Chief Financial Officer (other than for cause) and certain other significant transactions. BNPP will retain other approval rights until it ceases to directly or indirectly own at least 5% of our outstanding common stock, including approval rights relating to our issuance of capital stock (subject to certain exceptions), listing or delisting our securities on a national securities exchange and certain other matters. BNPP will also retain certain approval rights until it ceases to consolidate our financial statements with its financial statements under the International Financial Reporting Standards (“IFRS”), including approval rights relating to our annual budget and any changes in our independent public accounting firm. In addition, BNPP will retain certain approval rights until it ceases to control us for purposes of the BHC Act (unless earlier waived), including approval rights relating to the declaration or payment of dividends and certain other matters.

BNPP’s concentration of voting power and veto rights could deprive stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company, and could affect the market price of our common stock. In addition, BNPP’s interests may differ from our interests or those of our other stockholders, and BNPP may affect the management of our business or may not exercise its voting power or consent rights in a manner favorable to our other stockholders. We will also continue to be subject to the regulatory supervision applicable to BNPP and companies under its control, including enhanced regulations in France, the United States and the other markets in which BNPP operates that apply to BNPP because it is a “global systemically important financial institution.” Accordingly, BNPP’s control over us and the consequences of such control could have a material adverse effect on our business and business prospects and negatively impact the trading price of our common stock. Additionally, in accordance with the Insurance Agreement we entered into with BNPP in connection with our IPO, until such time as BNPP no longer directly or indirectly beneficially owns 50% of our outstanding common stock, we will rely on BNPP to procure and maintain director and officer liability insurance for us. After such time, we will be responsible for procuring and maintaining our own director and officer liability insurance. At such time, we will be without the benefit of BNPP’s leverage with our insurance providers to negotiate the new policies which may result in increased costs to us.

We may fail to replicate or replace functions, systems and infrastructure provided to us by BNPP or certain of its affiliates, and BNPP and its affiliates may fail to perform the services provided for in the Transitional Services Agreement.

Although, historically, we have operated largely as a standalone company without receiving significant services from BNPP or any of its affiliates, we have received certain services from BNPP and BOW, and provided other services to BNPP and BOW, including information technology services, services that support financial transactions and budgeting, risk management and compliance services, human resources services, insurance, operations and other support services, primarily through shared services contracts with various third party service providers. BNPP and its affiliates, including

BOW, have no obligation to provide any support to us other than the services provided pursuant to certain agreements that we entered into in connection with our IPO, including the Transitional Services Agreement. Under the Transitional Services Agreement, BNPP, BWHI and BOW have agreed to continue to provide us with certain services provided to us prior to the IPO by or through BNPP, BWHI and BOW, either directly or on a pass‑through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services we have historically provided to them, either directly or on a pass‑through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. We expect to incur additional annual costs for services provided to us under the Transitional Services Agreement.

We are working to replicate or replace the services that we will continue to need in the operation of our business that are provided currently by BNPP, BWHI or BOW through shared service contracts they have with various third party service providers and that will continue to be provided under the Transitional Services Agreement for applicable transitional periods. Although we have negotiated the terms of the Transitional Services Agreement on an arms’‑length basis, we cannot assure you that we could not obtain the services to which it relates at the same or better levels or at the same or lower costs directly from third party providers. As a result, when BNPP, BWHI and BOW cease providing these services to us, either as a result of the termination of the Transitional Services Agreement or individual services thereunder or a failure by BNPP, BWHI and BOW to perform their respective obligations under the Transitional Services Agreement, our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management attention from other aspects of our operations. In particular, certain third‑party contracts underlying services that BNPP, BWHI and BOW provide to us on a pass‑through basis do not allow such services to be passed through to us once BNPP’s beneficial ownership of our common stock generally falls below 50%. As a result, the provision of such services under the Transitional Services Agreement will cease on such date and will not be subject to extension. Although we intend to procure comparable replacement services on our own in advance of this date, because we do not know when this ownership threshold will be reached, we cannot ensure that we will be able to procure such replacement services in a timely manner or on a cost‑efficient basis. Similarly, BOW will no longer be able to receive certain services on a pass‑through basis through contracts we have with third parties after the ownership threshold is reached. If we have not entered into standalone agreements by that time, we may be responsible for fees that otherwise would have been the responsibility of BOW.

There is a risk that an increase in the costs associated with replicating and replacing the services provided to us under the Transitional Services Agreement and the diversion of management’s attention to these matters could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to operate effectively if the quality of replacement services is inferior to the services we are currently receiving. Furthermore, once we are no longer an affiliate of BNPP, we will no longer receive certain group discounts and reduced fees that we are eligible to receive as an affiliate of BNPP. The loss of these discounts and reduced fees could increase our expenses and have a material adverse effect on our business, financial condition or results of operations.

Contingent liabilities related to our spinoff of BWHI and BOW as part of the Reorganization Transactions could materially and adversely affect our financial condition, results of operations or cash flows.

As part of the Reorganization Transactions, we contributed our subsidiary, BOW, to BWHI, a bank holding company that is a Delaware corporation, and then spun off BWHI to BNPP. In connection with the Reorganization Transactions, we entered into several agreements with BNPP and BWHI, including the Master Reorganization Agreement. Although we have allocated liabilities between the Company and BNPP and its affiliates in accordance with these agreements, there is no guarantee that BNPP and its affiliates will meet their obligations under these agreements. If BWHI or its subsidiaries were to default in payment of any obligations owed to a third party pursuant to a contract covered by the Master Reorganization Agreement or the Transitional Services Agreement referred to in the Master Reorganization Agreement, we could be liable under the applicable provisions of such contract with a third party and be required to make additional payments in excess of what we expected to pay under the Master Reorganization Agreement or the Transitional Services Agreement. Any such increased liability resulting from BNPP’s and its affiliates’ failure to meet their obligations under these agreements could materially and adversely affect our business, financial condition, result of operations or cash flows.

In addition, pursuant to the Master Reorganization Agreement, BWHI has agreed to indemnify us for certain liabilities, and we have agreed to indemnify BWHI for certain liabilities, in each case for uncapped amounts, and there can be no assurance that the indemnity from BWHI will be sufficient to protect us against the full amount of such liabilities, or that BWHI will be able to fully satisfy its indemnification obligations. Indemnity payments that we may be required to provide BWHI may be significant and could negatively impact our business. Moreover, even if we ultimately succeed in recovering from BWHI any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

We may be subject to unexpected income tax liabilities in connection with the Reorganization Transactions. BWHI is required to pay us for any unexpected income tax liabilities that arise in connection with the Reorganization Transactions. However, in the event that BWHI does not satisfy its payment obligations, we could be subject to significantly higher federal and/or state and local income tax liabilities than currently anticipated.

BNPP, BWHI and we expect that no U.S. federal income taxes will be imposed on us in connection with the Reorganization Transactions. However, we paid state and local income taxes of approximately $95.4 million in June 2016 (which we expect to be partially offset by an expected federal tax reduction of approximately $33.4 million in 2017) in connection with the Reorganization Transactions (the “Expected Taxes”). We could, however, be subject to higher income tax liabilities in the event that our income tax liabilities required to be shown on the tax returns in respect of the Reorganization Transactions are higher than the Expected Taxes or the Internal Revenue Service (the “IRS”) or state and local tax authorities successfully assert that our income tax liabilities in respect of the Reorganization Transactions are higher than the Expected Taxes. Under the terms of the Tax Sharing Agreement, BWHI is required to pay us for any such additional taxes on an “after‑tax basis” (which means an amount determined by reducing the payment amount by any tax benefits derived by the Company and increasing the payment amount by any tax costs, including additional taxes, incurred by the Company as a result of such additional taxes and/or payments). See “Our Relationship with BNPP and Certain Other Related Party Transactions — Relationship with BNPP — Tax Sharing Agreement.” If, however, our income tax liabilities in respect of the Reorganization Transactions are higher than the Expected Taxes and BWHI fails to satisfy its payment obligations under the Tax Sharing Agreement or if we are not eligible for or otherwise do not receive the expected federal tax reduction in 2017, we could be liable for significantly higher federal and/or state income tax liabilities. Under the Tax Sharing Agreement, in the event that our income tax liability is lower than the Expected Taxes, we are required to pay BWHI for any such difference (minus the U.S. federal income tax cost to the Company resulting from such difference). We have not sought and will not seek any rulings from the IRS or state and local tax authorities regarding our expected tax treatment of the Reorganization Transactions.

In addition, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and related rules and regulations, each entity that was a member of the BancWest combined tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Reorganization Transactions is jointly and severally liable for the U.S. federal income tax liability of the entire combined tax reporting group for such taxable period. Although the Tax Sharing Agreement allocates the responsibility for prior period taxes of the combined tax reporting group in accordance with the existing tax allocation agreements, if BWHI were unable to pay any such prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state or local tax law may establish similar liability for other matters, including laws governing tax qualified pension plans, as well as other contingent liabilities.

We continue to be subject to regulation and supervision as a subsidiary of BNPP.

As long as we continue to be controlled by BNPP for purposes of the BHC Act, BNPP’s regulatory status may impact our regulatory status. For example, unsatisfactory examination ratings or enforcement actions regarding BNPP could impact our ability to obtain or preclude us from obtaining any necessary approvals or informal clearance to engage in new activities. To the extent that we are required to obtain regulatory approvals under the BHC Act to make acquisitions or expand our activities, as long as BNPP controls us, BNPP would be required to obtain BHC Act approvals for such acquisitions or activities as well. The Federal Reserve may determine that BNPP controls us until its ownership and control falls to less than 5.0% of any class of voting securities, or even to zero percent. Prior to the Reorganization Transactions, BancWest had total consolidated assets of $50 billion or more and was subject to enhanced supervision and prudential standards. As a result, we currently are subject to a number of laws and regulations applicable to bank holding companies of that size. See “Item 1. Business - Supervision and Regulation — Enhanced Prudential Standards.” In particular, the enhanced prudential standards implemented under the Dodd‑Frank Act applicable to bank holding companies with over $50 billion in assets have had a significant impact on the business results and operations of such institutions, and this in turn may impact us as a controlled subsidiary of BNPP. These enhanced prudential standards include capital, leverage, liquidity and risk‑management requirements that would not apply to us as a standalone company with less than $50 billion in assets. We expect these laws and regulations will cease to apply to us when BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which those laws and regulations as applicable to the U.S. entities of BNPP no longer apply to us. As noted above, it is possible that BNPP’s ownership and control of us for U.S. bank regulatory purposes may need to fall to less than 5.0% of any class of our voting securities, or even to zero, before all such laws and regulations will cease to apply to us. See “— Risks Related to the Regulatory Oversight of Our Business — We are subject to capital adequacy requirements and may be subject to more stringent capital requirements,” “Item 1. Business - Supervision and Regulation — Enhanced Prudential Standards” and “Item 1. Business - Supervision and Regulation — Regulatory Impact of Control by BNPP.”

Furthermore, if BNPP fails or goes into recovery or resolution, such event could have a material adverse effect on our business.

As described in “Item 1. Business - Supervision and Regulation — Regulatory Impact of Control by BNPP,” BNPP is required to submit annually to its applicable regulators a Group Recovery and Resolution Plan under Directive 2014/59. In the event BNPP is subject to resolution proceedings or resolution powers by its applicable regulators, actions taken by such regulators may result in significant structural or other changes to BNPP and/or its controlled subsidiaries, including changes that may adversely affect us.

As long as BNPP owns a majority of our common stock, we will rely on certain exemptions from the corporate governance requirements of NASDAQ available for “controlled companies.”

We are a “controlled company” within the meaning of the corporate governance listing standards of NASDAQ because BNPP owns more than 50% of our outstanding common stock. A controlled company may elect not to comply with certain corporate governance requirements of NASDAQ. Consistent with this, the Stockholder Agreement provides that, so long as we are a controlled company, we are not required to comply with the requirements to have a majority of independent directors or to have the corporate governance and nominating committee and the compensation committee of our board of directors consist entirely of independent directors. Currently, six of our nine directors do not qualify as “independent directors” under the applicable rules of NASDAQ. As a result, stockholders in the Company do not have certain of the protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

BNPP may not complete the divestiture of our common stock that it beneficially owns.

BNPP currently beneficially owns approximately 62% of our outstanding common stock. The timing of any subsequent sales by BNPP of shares of our common stock is unknown at this time and will be subject to market conditions and other considerations as well as a lock‑up agreement by the BNPP selling stockholder. There can be no assurance of the time period over which such disposition will occur or that it will occur at all. Any delay by BNPP in completing, or uncertainty about its ability or intention to complete, the divestiture of our common stock that it beneficially owns could have a material adverse effect on our company and the market price for our common stock.

Conflicts of interest and other disputes may arise between BNPP and us that may be resolved in a manner unfavorable to us and our other stockholders.

Conflicts of interest and other disputes may arise between BNPP and us in connection with our past and ongoing relationships, and any future relationships we may establish in a number of areas, including, but not limited to, the following:

•

Contractual Arrangements.  We have entered into several agreements with BNPP and/or its affiliates that provide a framework for our ongoing relationship with BNPP, including a Stockholder Agreement, a Transitional Services Agreement, a Registration Rights Agreement, a License Agreement and an Insurance Agreement. In addition, in connection with the Reorganization Transactions and the intermediate holding company restructuring on July 1, 2016, we entered into several agreements with BNPP and certain of its affiliates which allocated assets, liabilities and expenses following our contribution of BOW to BWHI and the spinoff of BWHI to BNPP, including a Master Reorganization Agreement, an Expense Reimbursement Agreement, a Tax Sharing Agreement and the IHC Tax Allocation Agreement. Any failure by BNPP or any other party to meet its obligations under any of these agreements could lead to a dispute, the resolution of which, if unfavorable to us, could have a material adverse effect on our company and the market price of our common stock.

•

Competing Business Activities.  In the ordinary course of its business, BNPP may also engage in activities where BNPP’s interests conflict or are competitive with our or our other stockholders’ interests. These activities may include BNPP’s interests in any transaction it may conduct with us, any exercise by BNPP of its rights to register and sell additional stock under the Registration Rights Agreement, any sale by BNPP of a controlling interest in us to a third party or any investments by BNPP in, or business activities conducted by BNPP for, one or more of our competitors. Any of these disputes or conflicts of interests that arise may be resolved in a manner adverse to us or to our stockholders other than BNPP and its affiliates. As a result, our future competitive position and growth potential could be adversely affected.

•

BNPP Designated Directorships.  Those members of our board of directors designated for nomination and election to our board of directors by BNPP may have, or appear to have, conflicts of interest with respect to certain of our operations as a result of any roles they may have as officers or employees of BNPP or any of its affiliates or any investments or interests they may own in companies that compete with our business. The ownership interests of our directors in the common stock of BNPP could create, or appear to create, conflicts of interest when directors are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) the nature, quality and cost of services rendered to us by BNPP or any of its affiliates, (ii) employee retention or recruiting or (iii) our dividend policy.

•

Business Opportunities.  BNPP or its affiliates may engage in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or otherwise compete with us or our affiliates. As a result of competition, our future competitive position and growth potential could be adversely affected.

These and other conflicts of interest and potential disputes could have a material adverse effect on our business, financial condition, results of operations or on the market price of our common stock.

Certain of our subsidiaries are subject to regulatory requirements and restrictions as a result of enforcement actions brought against BNPP in 2014.

On June 30, 2014, BNPP announced a comprehensive settlement with the U.S. Department of Justice (the “DOJ”), the U.S. Attorney’s Office for the Southern District of New York, the New York County District Attorney’s Office (the “DANY”), the Federal Reserve, the New York State Department of Financial Services and OFAC relating to violations of certain U.S. laws and regulations regarding economic sanctions against certain countries and related recordkeeping requirements (the “Settlement”). The Settlement includes guilty pleas entered into by BNPP with each of the DOJ and the DANY. The guilty pleas related to Sudan, Iran and Cuba; BNPP’s settlement with OFAC concerned these three countries as well as Burma. Certain of our subsidiaries are subject to ongoing requirements and restrictions as a result of the Settlement.

Exemption from Loss of Qualified Professional Asset Manager Status.

Prohibited Transaction Class Exemption 84‑14 (the “QPAM Exemption”) permits asset managers which qualify as Qualified Professional Asset Managers (“QPAMs”) within the meaning of the QPAM Exemption and meet each of the conditions of the QPAM Exemption to engage in a variety of arm’s length transactions with parties in interest that would otherwise be prohibited under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “Code”. One of the conditions is that no entity owning 5% or more of the QPAM nor controlling, controlled by or under common control with such entity has been convicted of or plead guilty to the crimes enumerated in the Section I(g) of the QPAM Exemption in the preceding ten years. When BNPP entered into guilty pleas with the DOJ and the DANY, all asset managers affiliated with BNPP became ineligible to use the exemption. Accordingly, BNPP filed an application for an individual exemption to permit the use of the QPAM Exemption for its affiliated managers’ ERISA and Individual Retirement Account clients.

In April 2015, the U.S. Department of Labor granted an individual exemption (the “DOL Exemption”), allowing BNPP‑affiliated QPAMs to continue to rely on the QPAM Exemption, despite BNPP entering into guilty pleas with the DOJ and the DANY, provided that certain conditions are satisfied. These conditions include: (1) each QPAM may not direct an investment fund that is subject to ERISA and managed by such QPAM to enter into any transaction with BNPP or engage BNPP to provide additional services to such investment fund; (2) each QPAM will ensure that none of its employees or agents, if any, that were involved in the criminal conduct that underlies the convictions against BNPP will engage in transactions on behalf of any investment fund that is subject to ERISA and managed by such QPAM; (3) each QPAM must immediately develop, implement, maintain and follow certain required written policies; (4) each QPAM must immediately develop and implement a required annual training program; (5) each QPAM must submit to an audit conducted annually by an independent auditor; and (6) each QPAM must maintain records necessary to demonstrate that the conditions of the DOL Exemption have been met for six years following the date of any transaction for which the QPAM relied on the DOL Exemption. Two of our subsidiaries, the Bank and its wholly‑owned subsidiary Bishop Street Capital Management, are QPAMs affected by the conditions of the DOL Exemption. Until such time as the Bank and Bishop Street Capital Management are no longer controlled by BNPP for purposes of the BHC Act, the conditions of the DOL Exemption will continue to apply to the Bank and Bishop Street Capital Management. The Federal Reserve may determine that BNPP controls us for U.S. bank regulatory purposes until its ownership and control falls to less than 5.0% of any class of our voting securities or even to zero percent.

Exemption from Section 9(a) of the Investment Company Act of 1940 (the “Investment Company Act”).

Section 9(a)(1) of the Investment Company Act prohibits a person, or an affiliated person of such a person, from, among other things, being an investment adviser of any registered investment company or principal underwriter of any registered open‑end investment company if the person, within the last ten years, has been convicted of or pleaded guilty to any felony or misdemeanor arising out of such person’s conduct as, among other things, a bank.

Certain investment adviser affiliates of BNPP, including our indirect wholly‑owned subsidiary Bishop Street Capital Management, applied for an exemption from the prohibition of section 9(a) of the Investment Company Act in connection with BNPP’s guilty pleas with the DOJ and the DANY. The exemptive order was granted by the SEC (the “SEC Exemption”) and is subject to certain conditions, including that BNPP will comply in all material respects with the conditions of the Settlement. Until the earlier of (a) such time as we are no longer an affiliated person of BNPP for purposes of the Investment Company Act, and (b) June 30, 2024 these conditions will continue to apply to Bishop Street Capital Management or any other of our affiliates that engages in the activities named in Section 9(a) of the Investment Company Act. For these purposes, we will continue to be an affiliated person of BNPP so long as it owns 5% or more of our voting securities or otherwise directly or indirectly controls or is under common control with us.

If our above‑referenced subsidiaries or another covered BNPP affiliate violates the terms of either the DOL Exemption or the SEC Exemption, our subsidiaries may be prohibited from engaging in significant aspects of their respective businesses, which could in turn have a negative impact on our business, financial condition or results of operations. Furthermore, entities with which our subsidiaries would ordinarily do business may refrain from engaging with them while they are subject to the terms of the DOL Exemption and the SEC Exemption. This could harm our reputation and have a negative impact on our business.

Risks Related to Our Common Stock

Our stock price may be volatile, and you could lose part or all of your investment as a result.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to cover, or continue to cover, us;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us, our competitors or other financial institutions and regarding BNPP and BNPP’s intentions and efforts to dispose of our stock;

•	future sales of our common stock;

•	departure of our management team or other key personnel;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

•	litigation and governmental investigations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation that, even if our defense is successful, could distract our management and be costly to defend. General market fluctuations, industry factors and general economic and political conditions and events — such as economic slowdowns or recessions, interest rate changes or credit loss trends — could also cause our stock price to decrease regardless of operating results.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002 (“Sarbanes‑Oxley”), reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt, and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non‑affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10‑K. We expect that we will cease to be an emerging growth company at the end of our 2017 fiscal year.

Fulfilling our public company financial reporting and other regulatory obligations and transitioning to a standalone public company will be expensive and time consuming and may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under Sarbanes‑Oxley and the related rules and regulations of the SEC, as well as the rules of NASDAQ. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes‑Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these requirements places additional demands on our legal, accounting, finance and investor relations staff and on our accounting, financial and information systems and may further increase our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional legal, accounting, tax, finance and investor relations staff. As a newly public company we may also need to enhance our investor relations and corporate communications functions and attract additional qualified board members. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations. We have incurred and expect to incur additional incremental ongoing and one‑time expenses in connection with our transition to a standalone public company and our separation from BNPP. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

In accordance with Section 404 of Sarbanes‑Oxley, beginning in 2017 and with respect to our annual report on Form 10-K for the year ended December 31, 2017, our management will be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10‑K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls until the later of the year following the first annual report required to be filed with the SEC and the date on which we are no longer an “emerging growth company,” which we expect will be December 31, 2017. When required, this process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we are not able to implement the requirements of Section 404 of Sarbanes‑Oxley in a timely and capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition or results of operations.

The financial reporting resources we have put in place may not be sufficient to ensure the accuracy of the additional information we are required to disclose as a publicly listed company.

Following our IPO, we transitioned from being a wholly‑owned subsidiary of a large publicly listed entity to becoming a publicly listed company in our own right. As such, we are subject to the heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure, which require enhancements to the design and operation of our internal control over financial reporting.

If we are unable to meet the demands that have been placed upon us as a public company, including the requirements of Sarbanes‑Oxley, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes‑Oxley, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from NASDAQ, and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We have not performed an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes‑Oxley, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an “emerging growth company,” we will be exempt from the provisions of Section 404(b) of Sarbanes‑Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company.” We expect that we will cease to be an emerging growth company at the end of our 2017 fiscal year.

Future sales and issuances of our common stock, including expected sales by BNPP or as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 28, 2017, we have a total of 139,546,615 shares of common stock outstanding, of which approximately 62% continues to be beneficially owned by BNPP and will be restricted securities as defined under Rule 144 subject to certain restrictions on resale.

We have agreed with the underwriters of our first secondary offering not to offer, pledge, sell or otherwise dispose of or hedge any shares of our common stock, subject to certain exceptions, for a 90 day period following January 31, 2017, the date of the prospectus used in that offering, without the prior consent of Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC on behalf of the underwriters. BNPP, the BNPP selling stockholder and our executive officers and directors have entered into similar lock‑up agreements with the underwriters. The underwriters may, at any time, release us, BNPP, the BNPP selling stockholder or any of our executive officers or directors from these lock‑up agreements and allow us to sell shares of our common stock within this 90‑day period.

Upon the expiration of the lock‑up agreements described above, all of such shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144 or registration under the Securities Act. BNPP is now considered an affiliate based on its beneficial ownership of our common stock, as well as its rights under the Stockholder Agreement.

In connection with our IPO and first secondary offering, we entered into a Registration Rights Agreement with BNPP that grants BNPP demand and “piggyback” registration rights with respect to the shares of our common stock beneficially owned by BNPP. BNPP may exercise its demand and piggyback registration rights at any time, subject to certain limitations, and any shares of our common stock registered pursuant to BNPP’s registration rights will be freely tradable in the public market, other than any shares acquired by any of our affiliates.

As restrictions on resale end, the market price of our shares of common stock could drop significantly. The timing and manner of the sale of BNPP’s remaining beneficial ownership of our common stock remains uncertain, and we have no control over the timing and manner in which BNPP may seek to divest such remaining shares. BNPP could elect to sell its common stock in a number of different ways, including in one or more tranches via future registrations or, alternatively, by the sale of all or a significant tranche of such remaining shares to a single third party purchaser. Any such sales would impact the price of our shares of common stock and there can be no guarantee that the price at which BNPP is willing to sell its remaining shares will be at a level that you determine adequately values our shares of common stock.

We have also filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. We have granted awards covering 404,028 shares of our common stock under these plans as of December 31, 2016. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

We cannot predict the size of future issuances or sales of our common stock or the effect, if any, that future issuances or sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

BNPP could sell a controlling interest in us to a third party in a private transaction, which may not lead to your realization of any change‑of‑control premium on shares of our common stock and would subject us to the control of a presently unknown third party.

BNPP continues to beneficially own a controlling equity interest of our company. BNPP will have the ability, should it choose to do so, to cause the sale of some or all of its shares of FHI common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of BNPP to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our outstanding common stock that will be publicly traded hereafter, could prevent you from realizing any change‑of‑control premium on your shares of our common stock that may accrue to BNPP on its private sale of our common stock. In addition, if BNPP privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have interests that conflict with those of other stockholders. Such a change in control may adversely affect our ability to operate our business as described in this Form 10-K and could have a material adverse effect on our business, financial condition or results of operations.

Certain banking laws and certain provisions of our certificate of incorporation may have an anti‑takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock following completion of this offering, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.

There also are provisions in our second amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and second amended and restated bylaws, which we refer to as our bylaws, such as limitations on the ability to call a special meeting of our stockholders that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non‑negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch is located at 999 Bishop Street, Honolulu, Hawaii 96813. In addition to our main branch, we operated 62 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Guam and Saipan as of December 31, 2016. We lease 37 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We are currently in the process of evaluating plans for more efficient usage of square footage, modernization and technological improvements to existing branches. We have closed and may close branches in certain circumstances to improve our efficiency.

ITEM 3.    LEGAL PROCEEDINGS

We operate in a highly regulated environment. From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. For additional information, see the discussion related to contingencies in “Note 18. Commitments and Contingent Liabilities” in our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FHI’s common stock is listed on the NASDAQ under the symbol “FHB” and is quoted daily in leading financial publications. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ for periods following our IPO on August 4, 2016. Dividends declared are also shown in the table below for periods following our IPO. See “Item 1. Supervision and Regulation – Dividends” for more information.

	High	Low	Dividends
2016
Fourth quarter	$35.47	$25.80	$0.20
Third quarter	27.97	24.25	0.20

As of February 28, 2017, there were 16 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

We did not have a share repurchase plan at December 31, 2016. During the year ended December 31, 2016, 6,003 shares were purchased from employees in connection with income tax withholdings related to the vesting of restricted stock awards. These shares were not purchased as part of a publicly announced program.

Performance Graph

The following graph displays the cumulative total stockholder return on our common stock based on the market price of the common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the KBW Regional Banking Index. The graph assumes that $100 was invested on our IPO date, August 4, 2016, in our stock, the S&P 500 Index and the KBW Regional Banking Index. The cumulative total return on each investment is as of September 30, 2016 and December 31, 2016 and assumes reinvestment of dividends.

The stock performance depicted in the graph above should not be relied upon as indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

Financial Highlights
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Interest income	$518,520	$483,846	$467,283	$467,393	$480,250
Interest expense	26,848	22,521	23,485	28,402	32,755
Net interest income	491,672	461,325	443,798	438,991	447,495
Provision for loan and lease losses	8,600	9,900	11,100	12,200	34,900
Net interest income after provision for loan and lease losses	483,072	451,425	432,698	426,791	412,595
Noninterest income	217,601	211,403	209,237	208,393	212,776
Noninterest expense	328,844	319,601	297,691	290,672	295,617
Income before provision for income taxes	371,829	343,227	344,244	344,512	329,754
Provision for income taxes	141,651	129,447	127,572	129,998	118,700
Net income	$230,178	$213,780	$216,672	$214,514	$211,054
Basic earnings per share	$1.65	$1.53	$1.55	$1.54	$1.68
Diluted earnings per share	$1.65	$1.53	$1.55	$1.54	$1.68
Basic weighted-average outstanding shares	139,487,762	139,459,620	139,459,620	139,459,620	125,276,908
Diluted weighted-average outstanding shares	139,492,608	139,459,620	139,459,620	139,459,620	125,276,908
Dividend payout ratio	37.27%	—%	—%	—%	—%
Supplemental Income Statement Data (non-GAAP) (1):
Core net interest income	$491,672	$456,489	$440,727	$434,741	$447,495
Core noninterest income	190,357	188,197	188,415	196,634	189,688
Core noninterest expense	322,624	319,601	297,691	289,972	294,917
Core net income	217,111	196,315	201,633	204,982	196,725
Core basic earnings per share	$1.56	$1.41	$1.45	$1.47	$1.57
Core diluted earnings per share	$1.56	$1.41	$1.45	$1.47	$1.57
Other Financial Information / Performance Ratios:
Net interest margin	2.88%	2.78%	2.88%	2.99%	3.17%
Core net interest margin (non-GAAP) (1),(2)	2.88%	2.75%	2.86%	2.97%	3.17%
Efficiency ratio	46.36%	47.50%	45.58%	44.90%	44.76%
Core efficiency ratio (non-GAAP) (1),(3)	47.30%	49.57%	47.31%	45.92%	46.28%
Return on average total assets	1.19%	1.14%	1.24%	1.29%	1.31%
Core return on average total assets (non-GAAP) (1),(4)	1.12%	1.05%	1.15%	1.23%	1.22%
Return on average tangible assets (non-GAAP) (10)	1.26%	1.20%	1.31%	1.37%	1.40%
Core return on average tangible assets (non-GAAP) (1),(5)	1.18%	1.10%	1.22%	1.31%	1.30%
Return on average total stockholders' equity	8.96%	7.81%	8.03%	8.04%	7.92%
Core return on average total stockholders' equity (non-GAAP) (1),(6)	8.45%	7.18%	7.47%	7.68%	7.38%
Return on average tangible stockholders' equity (non-GAAP) (10)	14.64%	12.28%	12.72%	12.83%	12.65%
Core return on average tangible stockholders' equity (non-GAAP) (1),(7)	13.80%	11.28%	11.84%	12.26%	11.79%
Noninterest expense to average assets	1.70%	1.70%	1.70%	1.75%	1.84%
Core noninterest expense to average assets (non-GAAP) (1),(8)	1.67%	1.70%	1.70%	1.74%	1.83%

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Loans and leases	$11,520,378	$10,722,030	$10,023,590	$9,527,322	$8,998,887
Less allowance for loan and lease losses	135,494	135,484	134,799	133,239	130,279
Interest-bearing deposits in other banks	798,231	2,350,099	915,957	1,488,466	1,607,879
Investment securities	5,077,514	4,027,265	4,791,611	3,911,343	3,939,097
Goodwill	995,492	995,492	995,492	995,492	995,492
Total assets	19,661,829	19,352,681	18,133,696	17,118,777	16,646,665
Total deposits	16,794,532	16,061,924	14,725,379	13,578,346	12,890,931
Total liabilities	17,185,344	16,615,740	15,458,656	14,467,666	13,992,497
Total stockholders' equity	2,476,485	2,736,941	2,675,040	2,651,111	2,654,168
Book value per share	$17.75	$19.63	$19.18	$19.01	$19.03
Tangible book value per share (non-GAAP) (10)	$10.61	$12.49	$12.04	$11.87	$11.89

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.08%	0.16%	0.24%	0.33%	0.42%
Allowance for loan and lease losses / total loans and leases	1.18%	1.26%	1.34%	1.40%	1.45%
Net charge-offs / average total loans and leases	0.08%	0.09%	0.10%	0.10%	0.25%

	December 31,
Capital Ratios(9):	2016	2015	2014	2013	2012
Common Equity Tier 1 Capital Ratio	12.75%	15.31%	N/A	N/A	N/A
Tier 1 Capital Ratio	12.75%	15.31%	16.14%	16.60%	17.44%
Total Capital Ratio	13.85%	16.48%	17.41%	17.97%	18.80%
Tier 1 Leverage Ratio	8.36%	9.84%	10.16%	10.63%	10.87%
Total stockholders' equity to total assets	12.60%	14.14%	14.75%	15.49%	15.94%
Tangible stockholders' equity to tangible assets (non-GAAP)(10)	7.93%	9.49%	9.80%	10.27%	10.60%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation
	As of and for the
	years ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Net interest income	$491,672	$461,325	$443,798	$438,991	$447,495
Accounting change (ASC 310 adjustment)	—	—	—	(4,250)	—
Early buyout on lease	—	—	(3,071)	—	—
Early loan termination(a)	—	(4,836)	—	—	—
Core net interest income (non-GAAP)	$491,672	$456,489	$440,727	$434,741	$447,495

Noninterest income	$217,601	$211,403	$209,237	$208,393	$212,776
Gain on sale of securities	(4,566)	(7,737)	—	(226)	(16,723)
Gain on sale of stock (Visa/MasterCard)	(22,678)	(4,584)	(20,822)	(11,088)	—
Gain on sale of other assets	—	(3,414)	—	(445)	(6,365)
Other adjustments(a),(b)	—	(7,471)	—	—	—
Core noninterest income (non-GAAP)	$190,357	$188,197	$188,415	$196,634	$189,688

Noninterest expense	$328,844	$319,601	$297,691	$290,672	$295,617
One-time items(c)	(6,220)	—	—	(700)	(700)
Core noninterest expense (non-GAAP)	322,624	$319,601	$297,691	$289,972	$294,917

Net income	$230,178	$213,780	$216,672	$214,514	$211,054
Accounting change (ASC 310 adjustment)	—	—	—	(4,250)	—
Early buyout on lease	—	—	(3,071)	—	—
Early loan termination	—	(4,836)	—	—	—
Gain on sale of securities	(4,566)	(7,737)	—	(226)	(16,723)
Gain on sale of stock (Visa/MasterCard)	(22,678)	(4,584)	(20,822)	(11,088)	—
Gain on sale of other assets	—	(3,414)	—	(445)	(6,365)
Other adjustments(b)	—	(7,471)	—	—	—
One-time items(c)	6,220	—	—	700	700
Tax adjustments (d)	7,957	10,577	8,854	5,777	8,059
Total core adjustments	(13,067)	(17,465)	(15,039)	(9,532)	(14,329)
Core net income (non-GAAP)	$217,111	$196,315	$201,633	$204,982	$196,725
Core basic earnings per share (non-GAAP)	$1.56	$1.41	$1.45	$1.47	$1.57
Core diluted earnings per share (non-GAAP)	$1.56	$1.41	$1.45	$1.47	$1.57

(a)	Adjustments that are not material to our financial results have not been presented for certain periods.
(b)	Other adjustments include a one-time MasterCard signing bonus and a recovery of an investment that was previously written down.
(c)	One-time items include initial public offering related costs.
(d)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)

Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see GAAP to Non-GAAP Reconciliation.

(3)

Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see GAAP to Non-GAAP Reconciliation.

(4)

Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see GAAP to Non-GAAP Reconciliation.

(5)

Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see GAAP to Non-GAAP Reconciliation.

(6)

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

(8)

Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see GAAP to Non-GAAP Reconciliation.

(9)

Beginning in 2015, regulatory capital ratios were reported using Basel III capital definitions, inclusive of transition provisions and Basel III risk-weighted assets. Our 2012-2014 capital ratios were reported using Basel I capital definitions, in which the common equity tier 1 capital ratio was not required. The change in our capital ratios from December 31, 2015 to December 31, 2016 was primarily due to distributions of $363.6 million made in connection with the Reorganization Transactions.

(10)

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

GAAP to Non-GAAP Reconciliation
	As of and for the
	years ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Net income	$230,178	$213,780	$216,672	$214,514	$211,054

Average total stockholders' equity	$2,568,219	$2,735,786	$2,698,395	$2,667,445	$2,664,189
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,572,727	$1,740,294	$1,702,903	$1,671,953	$1,668,697

Total stockholders' equity	$2,476,485	$2,736,941	$2,675,040	$2,651,111	$2,654,168
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible stockholders' equity	$1,480,993	$1,741,449	$1,679,548	$1,655,619	$1,658,676

Average total assets	$19,334,653	$18,785,701	$17,493,170	$16,653,577	$16,085,670
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible assets	$18,339,161	$17,790,209	$16,497,678	$15,658,085	$15,090,178

Total assets	$19,661,829	$19,352,681	$18,133,696	$17,118,777	$16,646,665
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible assets	$18,666,337	$18,357,189	$17,138,204	$16,123,285	$15,651,173

Shares outstanding	139,530,654	139,459,620	139,459,620	139,459,620	139,459,620

Return on average total stockholders' equity	8.96%	7.81%	8.03%	8.04%	7.92%
Return on average tangible stockholders' equity (non-GAAP)	14.64%	12.28%	12.72%	12.83%	12.65%

Return on average total assets	1.19%	1.14%	1.24%	1.29%	1.31%
Return on average tangible assets (non-GAAP)	1.26%	1.20%	1.31%	1.37%	1.40%

Total stockholders' equity to total assets	12.60%	14.14%	14.75%	15.49%	15.94%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.93%	9.49%	9.80%	10.27%	10.60%

Average stockholders' equity to average assets	13.28%	14.56%	15.43%	16.02%	16.56%
Average tangible stockholders' equity to average tangible assets (non-GAAP)	8.58%	9.78%	10.32%	10.68%	11.06%

Book value per share	$17.75	$19.63	$19.18	$19.01	$19.03
Tangible book value per share (non-GAAP)	$10.61	$12.49	$12.04	$11.87	$11.89

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains, and from time to time our management may make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNPP  and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it retains over our business; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Company Overview

FHI is a majority‑owned, indirect subsidiary of BNPP, a financial institution based in France. FHB was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River.

As of December 31, 2016, we were the largest full service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2016, we had $19.7 billion of assets, $11.5 billion of gross loans and leases and $16.8 billion of deposits. We also generated $230.2 million of net income or diluted earnings per share of $1.65 per share for the year ended December 31, 2016. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 22. Reportable Operating Segments” in our consolidated financial statements for more information.

Reorganization Transactions

On April 1, 2016, BNPP effected the Reorganization Transactions pursuant to which FHI, which was then known as BancWest, contributed Bank of the West, its subsidiary at the time, to BancWest Holding, a newly formed bank holding company and a wholly‑owned subsidiary of BNPP. Upon formation, BancWest Holding was a direct wholly‑owned subsidiary of BancWest and, as part of the Reorganization Transactions, BancWest contributed 100% of its interest in BOW to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly‑owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with the Bank remaining our only direct wholly‑owned subsidiary.

The Reorganization Transactions were made in connection with our transition to a stand‑alone public company and our separation from BNPP. On July 1, 2016, in order to comply with the Federal Reserve’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non‑branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, we became an indirect wholly‑owned subsidiary of BNP Paribas USA, BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly‑owned subsidiary of BWC, the BNPP selling stockholder and a direct wholly‑owned subsidiary of BNP Paribas USA.

Initial Public Offering and Separation from BNPP

On August 4, 2016, our common stock began trading on the NASDAQ under the ticker symbol “FHB”. On August 9, 2016, we completed our IPO of 24,250,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share. We did not receive any of the proceeds from the sale of the shares by BWC. Upon closing of our IPO, BNPP beneficially owned approximately 83% of FHI’s common stock.

We entered into a Transitional Services Agreement with BNPP, BWHI, BOW and FHB pursuant to which BNPP, BWHI and BOW continue to provide us with certain services they provided to us prior to our IPO either directly or on a pass‑through basis, and we continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services we provided to them prior to our IPO, either directly or on a pass‑through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand‑alone public company and our separation from BNPP, we expect to incur incremental ongoing and one‑time expenses of between $12.3 million and $17.0 million in the aggregate per year for the years ending December 31, 2017 and 2018. We expect our incremental ongoing costs to include those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock‑based compensation expenses for employees and non‑employee directors) and consulting fees. Our estimates also include cost increases that we expect to result from the higher pricing of services by third‑party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one‑time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the CCAR process, we expect our stress testing‑related compliance costs to increase incrementally as we will continue to require certain services for our DFAST process and the expenses associated with those services will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand‑alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as First Hawaiian, Inc.) related to FHB (and not BOW) have been combined with FHB and are presented on a basis of accounting that reflects a change in reporting entity as if we were a separate stand‑alone entity for all periods presented. The accompanying consolidated financial statements include allocations of certain assets of BancWest as agreed to by the parties and also certain expenses amounting to approximately $5.8 million, $18.8 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, specifically applicable to the operations of BancWest related to FHB through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in our consolidated financial statements represent those directly related to BWHI and BOW. The allocated expenses included in our consolidated financial statements, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of our company if we had operated as a stand‑alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of our company’s future results of operations and financial condition.

Upon completion of the Reorganization Transactions on April 1, 2016, the consolidated financial statements of the Company reflected the results of operations, financial position and cash flows of FHI and its wholly‑owned subsidiary, FHB. All significant intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements do not reflect any changes that may occur in our operations and expenses as a result of the Reorganization Transactions or our IPO.

Hawaii Economy

Hawaii’s economy continued to perform well during the year ended December 31, 2016, led in large part by strong tourism and construction industries, labor market conditions and growth in personal income and tax revenues. Hawaii’s tourism industry set new records in 2016 for visitor arrivals and spending. Visitor arrivals for the year ended December 31, 2016 increased by 3.0% compared to 2015, and total visitor spending for the year ended December 31, 2016 increased by 4.2% compared to 2015 according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland visitors, which offset a decline in visitor arrivals and spending from Canadian visitors. Construction activity in Hawaii remained strong for the year ended December 31, 2016. An increase in construction sector jobs and government contracts awarded in 2016 were partially offset by lower levels of private building permits issued in 2016 according to the Hawaii State Department of Labor & Industrial Relations and the Honolulu Department of Planning and Permitting. The statewide seasonally-adjusted unemployment rate was 2.9% in December 2016 compared to 3.3% in December 2015 according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 4.7% in December 2016 compared to 5.0% in December 2015. With regards to housing, the volume of single-family home sales on Oahu increased by 6.5% for the year ended December 31, 2016 compared to 2015, while the volume of condominium sales on Oahu increased by 8.4% for the year ended December 31, 2016 compared to 2015 according to the Honolulu Board of Realtors. Likewise, the median price of single-family home sales and condominium sales on Oahu increased by 5.0% and 8.3%, respectively, for the year ended December 31, 2016 compared to 2015. As of December 31, 2016, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.5 months and 2.6 months, respectively. Lastly, state general fund tax revenues increased by 3.6% for the year ended December 31, 2016 compared to 2015, reflective of higher personal income and sales of goods and services subject to the general excise tax according to the Hawaii Department of Taxation.

Hawaii’s economy continued to grow during 2016, but is significantly dependent on U.S. mainland economic conditions as well as key international economies, particularly Japan. We continue to monitor construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability, tourism in Hawaii, the movement of interest rates in the U.S., the agenda of the new U.S. administration and its impact on existing banking regulations, changes in Japan’s economic conditions including the exchange rate of its currency, and the economic and regulatory conditions of the European Union, as such factors could impact our profitability in future reporting periods.

Financial Highlights

Net income was $230.2 million for the year ended December 31, 2016, an increase of $16.4 million or 8% as compared to the same period in 2015. Basic and diluted earnings per share were $1.65 for the year ended December 31, 2016, an increase of $0.12 or 8% as compared to the same period in 2015. The increase was primarily due to an increase in net interest income, an increase in noninterest income and a decrease in the Provision. This was partially offset by an increase in both the provision for income taxes and noninterest expense for the year ended December 31, 2016 as compared to the same period in 2015.

Our return on average total assets was 1.19% for the year ended December 31, 2016, an increase of five basis points as compared to the same period in 2015, and our return on average total stockholders’ equity was 8.96% for the year ended December 31, 2016, an increase of 115 basis points as compared to the same period in 2015. Our return on average tangible assets was 1.26% for the year ended December 31, 2016, an increase of six basis points as compared to the same period in 2015, and our return on average tangible stockholders’ equity was 14.64% for the year ended December 31, 2016, an increase of 236 basis points as compared to the same period in 2015. We continued to manage our expenses as our efficiency ratio was 46.36% for the year ended December 31, 2016 as compared to 47.50% for the same period in 2015.

Our results for the year ended December 31, 2016 were highlighted by the following:

•

Net interest income was $491.7 million for the year ended December 31, 2016, an increase of $30.3 million or 7% as compared to the same period in 2015. Our net interest margin was 2.88% for the year ended December 31, 2016, an increase of 10 basis points as compared to the same period in 2015. The increase in net interest income was primarily due to strong loan growth and an increase in yields on our investment securities portfolio, partially offset by lower yields from our loans and leases, lower average balances of investment securities and higher deposit funding costs.

•

The Provision was $8.6 million for the year ended December 31, 2016, a decrease of $1.3 million or 13% as compared to the same period in 2015. While we have experienced strong loan growth over the past year, nonperforming assets have continued to decrease.

•

Noninterest income was $217.6 million for the year ended December 31, 2016, an increase of $6.2 million or 3% as compared to the same period in 2015. The increase was primarily due to a $15.0 million increase in net gains on the sale of investment securities and higher bank-owned life insurance (“BOLI”) income of $5.0 million, partially offset by a $7.2 million decrease in other noninterest income. We recorded a net gain of $22.7 million related to the sale of 274,000 shares of our Visa Class B restricted shares during the year ended December 31, 2016.

•

Noninterest expense was $328.8 million for the year ended December 31, 2016, an increase of $9.2 million or 3% as compared to the same period in 2015. The increase in noninterest expense was primarily due to a $3.5 million increase in regulatory assessment and fees, a $3.1 million increase in occupancy expenses and a $2.7 million increase in contracted services and professional fees.

During 2016, we continued to experience strong loan growth and invested our excess liquidity in high-grade investment securities. Our deposit balances also increased during 2016 while interest-bearing deposits in other banks decreased. We also continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.

•

Total loans and leases were $11.5 billion as of December 31, 2016, an increase of $798.3 million or 7% as compared to December 31, 2015. We experienced strong growth in our commercial and industrial portfolio as corporations continued to invest in their businesses. We continued to experience strong growth in our residential real estate and indirect automobile lending businesses. This was a reflection of a strong Hawaii economy, an increase in statewide personal income, low unemployment rates and demand for more urban housing developments.

•	The allowance for loan and lease losses (the “Allowance”) was $135.5 million as of December 31, 2016, approximately the same as December, 31, 2015. The ratio of our Allowance to total loans and leases outstanding decreased to 1.18% as of December 31, 2016, compared to 1.26% as of December 31, 2015. The Allowance was commensurate with our stable credit risk profile, which was reflected in lower levels of non-accrual and classified loans and leases.

•

We continued to invest excess liquidity in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”). The total carrying value of our investment securities portfolio was $5.1 billion as of December 31, 2016, an increase of $1.1 billion or 26% compared to December 31, 2015. The higher balances in investment securities as of December 31, 2016 were primarily due to the deployment of excess liquidity into higher yielding investment securities.

•

Total deposits were $16.8 billion as of December 31, 2016, an increase of $732.6 million or 5% from December 31, 2015.  Increases in demand and savings deposit balances were partially offset by a decrease in money market and time deposit balances.

•

Finally, total stockholders’ equity was $2.5 billion as of December 31, 2016, a decrease of $260.5 million or 10% from December 31, 2015. The decrease in stockholders’ equity was primarily due to distributions prior to the Reorganization Transactions on April 1, 2016 of $363.6 million. We also paid cash dividends of $85.8 million to our shareholders during the year ended December 31, 2016. This was partially offset by earnings for the year ended December 31, 2016 of $230.2 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2016, 2015 and 2014, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates									Table 1
	Year Ended			Year Ended			Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,368.9	$7.1	0.52%	$1,651.9	$4.5	0.27%	$1,503.4	$4.0	0.27%
Available-for-Sale Investment Securities	4,549.0	83.0	1.82	4,665.0	73.6	1.58	4,213.4	64.1	1.52
Loans Held for Sale	—	—	—	5.1	0.2	3.92	3.4	0.1	2.94
Loans and Leases (1)
Commercial and industrial	3,229.5	96.0	2.97	2,869.8	83.9	2.92	2,670.1	80.6	3.02
Real estate - commercial	2,313.0	86.0	3.72	2,156.2	81.6	3.78	2,055.1	83.5	4.06
Real estate - construction	436.4	14.2	3.26	371.9	12.4	3.33	461.8	16.1	3.49
Real estate - residential	3,553.6	145.9	4.10	3,383.6	144.7	4.28	3,086.6	133.4	4.32
Consumer	1,454.4	80.9	5.56	1,299.2	76.6	5.90	1,158.6	74.1	6.40
Lease financing	188.3	5.4	2.86	217.1	6.3	2.90	242.9	11.3	4.65
Total Loans and Leases	11,175.2	428.4	3.83	10,297.8	405.5	3.94	9,675.1	399.0	4.12
Total Earning Assets (2)	17,093.1	518.5	3.03	16,619.8	483.8	2.91	15,395.3	467.2	3.04
Cash and Due from Banks	289.9			284.3			276.4
Other Assets	1,951.7			1,881.6			1,821.5
Total Assets	$19,334.7			$18,785.7			$17,493.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,390.3	$2.6	0.06%	$4,172.1	$1.7	0.04%	$3,873.7	$1.3	0.03%
Money Market	2,478.4	2.3	0.09	2,384.8	2.2	0.09	2,108.0	2.0	0.09
Time	3,817.6	21.7	0.57	3,730.2	18.4	0.49	3,650.1	19.9	0.55
Total Interest-Bearing Deposits	10,686.3	26.6	0.25	10,287.1	22.3	0.22	9,631.8	23.2	0.24
Short-Term Borrowings	113.6	0.2	0.17	381.6	0.2	0.05	477.7	0.2	0.04
Total Interest-Bearing Liabilities	10,799.9	26.8	0.25	10,668.7	22.5	0.21	10,109.5	23.4	0.23
Net Interest Income		$491.7			$461.3			$443.8
Interest Rate Spread			2.78%			2.70%			2.80%
Net Interest Margin			2.88%			2.78%			2.88%
Noninterest-Bearing Demand Deposits	5,589.5			5,032.1			4,377.5
Other Liabilities	377.1			349.1			307.8
Stockholders' Equity	2,568.2			2,735.8			2,698.4
Total Liabilities and Stockholders' Equity	$19,334.7			$18,785.7			$17,493.2

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the years ended December 31, 2016, 2015 and 2014, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income						Table 2
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Compared to December 31, 2015			Compared to December 31, 2014
(dollars in millions)	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.8)	$3.3	$2.5	$0.4	$0.1	$0.5
Available-for-Sale Investment Securities	(1.9)	11.3	9.4	7.1	2.4	9.5
Loans Held for Sale	(0.2)	—	(0.2)	0.1	—	0.1
Loans and Leases
Commercial and industrial	10.7	1.4	12.1	6.0	(2.7)	3.3
Real estate - commercial	5.9	(1.5)	4.4	4.1	(6.0)	(1.9)
Real estate - construction	2.1	(0.3)	1.8	(3.1)	(0.6)	(3.7)
Real estate - residential	7.1	(5.9)	1.2	12.8	(1.5)	11.3
Consumer	8.8	(4.5)	4.3	9.0	(6.5)	2.5
Lease financing	(0.8)	(0.1)	(0.9)	(1.2)	(3.8)	(5.0)
Total Loans and Leases	33.8	(10.9)	22.9	27.6	(21.1)	6.5
Total Change in Interest Income	30.9	3.7	34.6	35.2	(18.6)	16.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	0.8	0.9	0.1	0.3	0.4
Money Market	0.1	—	0.1	0.3	(0.1)	0.2
Time	0.4	2.9	3.3	0.4	(1.9)	(1.5)
Total Interest-Bearing Deposits	0.6	3.7	4.3	0.8	(1.7)	(0.9)
Short-Term Borrowings	(0.2)	0.2	—	—	—	—
Total Change in Interest Expense	0.4	3.9	4.3	0.8	(1.7)	(0.9)
Change in Net Interest Income	$30.5	$(0.2)	$30.3	$34.4	$(16.9)	$17.5

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable equivalent basis, was $491.7 million for the year ended December 31, 2016, an increase of $30.3 million or 7% as compared to the same period in 2015. Our net interest margin was 2.88% for the year ended December 31, 2016, an increase of ten basis points as compared to the same period in 2015. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in investment securities, lower yields on our loans and higher deposit funding costs. For the year ended December 31, 2016, the average balance of our loans and leases was $11.2 billion, an increase of $877.4 million or 9% compared to the same period in 2015. The higher average balance in loans and leases was primarily due to strong growth in our commercial and industrial, commercial real estate, consumer and residential real estate lending portfolios. For the year ended December 31, 2016, yields on our investment securities portfolio were 1.82%, an increase of 24 basis points from the same period in 2015. This was partially offset by a $116.0 million or 2% decrease in the average balance of our investment securities portfolio. Yields on our loans and leases were 3.83% for the year ended December 31, 2016, a decrease of 11 basis points as compared to the same period in 2015. We experienced a decrease in yields in all of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $26.6 million for the year ended December 31, 2016, an increase of $4.3 million or 19% compared to the same period in 2015. Rates paid on our interest-bearing deposits were 25 basis points for the year ended December 31, 2016, an increase of three basis points from the same period in 2015.

Net interest income, on a fully taxable-equivalent basis, was $461.3 million in 2015, an increase of $17.5 million or 4% compared to 2014. Our net interest margin was 2.78% in 2015, a decrease of 10 basis points compared to 2014. The increase in net interest income was primarily due to higher average balances and yields from investment securities, higher average loan balances, and lower rates paid on deposits, partially offset by lower yields from loans and leases. The average balance of our investment securities portfolio was $4.7 billion in 2015, an increase of $451.6 million or 11% compared to

2014. The higher average balance in investment securities was primarily due to excess liquidity during 2015 from a continuing trend of higher levels of deposit funding. In addition to a larger investment securities portfolio in 2015, we changed the mix of our investment securities portfolio by investing less of our excess liquidity in U.S. Treasury Notes and more of our excess liquidity into higher yield collateralized mortgage obligations issued by Ginnie Mae. The yield from our investment securities portfolio in 2015 was 1.57%, an increase of six basis points compared to 2014. Average loan and lease balances were $10.3 billion in 2015, an increase of $622.7 million or 6% compared to 2014. The higher average balance in loans and leases was primarily due to strong growth in our consumer, residential real estate, commercial and industrial, commercial real estate and dealer flooring portfolios. This increase in average loan balances was partially offset by lower yields and loans and leases, particularly in our consumer, commercial real estate and residential real estate portfolios.

Provision for Loan and Lease Losses

The Provision was $8.6 million for the year ended December 31, 2016, which represented a decrease of $1.3 million or 13% compared to the same period in 2015. We recorded net charge-offs of $8.6 million and $9.2 million for the years ended December 31, 2016 and 2015, respectively. This represented net charge-offs of 0.08% and 0.09% of total average loans and leases for the years ended December 31, 2016 and 2015, respectively. The Allowance was $135.5 million as of both December 31, 2016 and 2015 and represented 1.18% of total outstanding loans and leases as of December 31, 2016, compared to 1.26% of total outstanding loans and leases as of December 31, 2015. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for the years ended December 31, 2016, 2015 and 2014:

Noninterest Income							Table 3
	Year Ended December 31,			Change		Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Service charges on deposit accounts	$38,147	$40,850	$42,889	$(2,703)	(7)%	$(2,039)	(5)%
Credit and debit card fees	56,071	56,416	56,569	(345)	(1)	(153)	—
Other service charges and fees	35,355	38,641	37,213	(3,286)	(9)	1,428	4
Trust and investment services income	29,440	29,671	27,736	(231)	(1)	1,935	7
Bank-owned life insurance	15,021	9,976	13,769	5,045	51	(3,793)	(28)
Investment securities gains, net	27,277	12,321	20,822	14,956	n.m.	(8,501)	(41)
Other	16,290	23,528	10,239	(7,238)	(31)	13,289	n.m.
Total noninterest income	$217,601	$211,403	$209,237	$6,198	3%	$2,166	1%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2015 to the same period in 2016 and from the year ended December 31, 2014 to the same period in 2015.

Total noninterest income was $217.6 million for the year ended December 31, 2016, an increase of $6.2 million or 3% as compared to the same period in 2015. Total noninterest income was $211.4 million for the year ended December 31, 2015, an increase of $2.2 million or 1% as compared to the same period in 2014.

Service charges on deposit accounts were $38.1 million for the year ended December 31, 2016, a decrease of $2.7 million or 7% as compared to the same period in 2015. This decrease was primarily due to a $1.7 million decrease in overdraft fees from higher average transactional account balances in the current year and a $0.6 million decrease in service charges from account analysis services due to higher balances in business accounts, which resulted in higher earning credits that offset fee income. Service charges on deposit accounts were $40.9 million for the year ended December 31, 2015, a decrease of $2.0 million or 5% as compared to the same period in 2014. This decrease was primarily due to a $1.4 million decrease in overdraft fees from higher average transactional deposit account balances as well as a $0.7 million decrease in account analysis fees.

Other service charges and fees were $35.4 million for the year ended December 31, 2016, a decrease of $3.3 million or 9% as compared to the same period in 2015. This decrease was primarily due to a $3.2 million decrease in fees from servicing Bank of the West credit cards which ended in November 2015, a $1.0 million decrease in residential mortgage servicing fees and a $0.5 million decrease in insurance income, partially offset by a $0.6 million increase in fee income from our cash management services and a $0.4 million increase in fees from annuities and securities. Other service charges and fees were $38.6 million for the year ended December 31, 2015, an increase of $1.4 million or 4% as compared to the same period in 2014. This increase was primarily due to a $1.6 million increase in residential mortgage servicing fees as a result of higher loan fees from purchased mortgage servicing rights.

Trust and investment services income was $29.4 million for the year ended December 31, 2016, a decrease of $0.2 million or 1% as compared to the same period in 2015. This decrease was primarily due to a $0.6 million decrease in irrevocable trust fees and a $0.1 million decrease in pension plan fees, partially offset by a $0.4 million increase in corporate trust and agency fees. Trust and investment services income was $29.7 million for the year ended December 31, 2015, an increase of $1.9 million or 7% as compared to the same period in 2014. This increase was primarily due to a $0.9 million increase in investment management fees and a $0.7 million increase in irrevocable trust fees. Total trust assets under administration were $12.1 billion as of December 31, 2016 and $11.7 billion as of both December 31, 2015 and 2014.

Bank owned life insurance (“BOLI”) income was $15.0 million for the year ended December 31, 2016, an increase of $5.0 million or 51% as compared to the same period in 2015. The increase was primarily due to death benefits of $3.9 million as well as earnings during this period. BOLI income was $10.0 million for the year ended December 31, 2015, a decrease of $3.8 million or 28% as compared to the same period in 2014. This decrease was primarily due to the death benefit proceeds from several life insurance policies in 2014, coupled with lower earnings on BOLI in 2015.

Net gains on the sale of investment securities were $27.3 million for the year ended December 31, 2016, an increase of $15.0 million as compared to the same period in 2015. Net gains on the sale of investment securities for the year ended December 31, 2016 were primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares. Net gains on the sale of investment securities were $12.3 million for the year ended December 31, 2015, a decrease of $8.5 million or 41% as compared to the same period in 2014. Net gains in 2015 included the sale of our remaining shares in MasterCard for $4.6 million as well as net gains of $7.7 million related to our sale of U.S. Treasury Notes. Net gains for the year ended December 31, 2014 of $20.8 million were entirely attributable to the sale of our shares in MasterCard.

Other noninterest income was $16.3 million for the year ended December 31, 2016, a decrease of $7.2 million or 31% as compared to the same period in 2015. The decrease in other noninterest income was primarily due to a $5.3 million decrease from a vendor bonus received in 2015, a $2.9 million decrease in income from a previously written-down investment security, a $2.7 million decrease in gains on the sale of mortgage loans as a result of our discontinuation of the sale of residential loans to government-sponsored enterprises and a $1.7 million decrease due to the recoveries from various bank operations in 2015. This was partially offset by a $3.8 million increase in customer related interest rate swap fees. Other noninterest income was $23.5 million for the year ended December 31, 2015, an increase of $13.3 million as compared to the same period in 2014. This increase was primarily due to a $4.4 million vendor signing bonus, a $3.0 million recovery of previously written down securities, a $1.8 million increase in the gain on sale of leased equipment and a $1.8 million increase in the sale of bank properties. This was partially offset by a $0.4 million decrease in the gains related to foreign exchange contracts entered into as an accommodation for our customers.

Noninterest Expense

Table 4 presents the major components of noninterest expense for the years ended December 31, 2016, 2015 and 2014:

Noninterest Expense							Table 4
	Year Ended December 31,			Change		Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Salaries and employee benefits	$169,233	$170,233	$157,096	$(1,000)	(1)%	$13,137	8%
Contracted services and professional fees	45,345	42,663	37,919	2,682	6	4,744	13
Occupancy	20,116	16,975	22,172	3,141	19	(5,197)	(23)
Equipment	16,912	15,836	13,262	1,076	7	2,574	19
Regulatory assessment and fees	12,972	9,490	8,320	3,482	37	1,170	14
Advertising and marketing	6,127	5,472	5,509	655	12	(37)	(1)
Card rewards program	15,513	17,687	18,301	(2,174)	(12)	(614)	(3)
Other	42,626	41,245	35,112	1,381	3	6,133	17
Total noninterest expense	$328,844	$319,601	$297,691	$9,243	3%	$21,910	7%

Total noninterest expense was $328.8 million for the year ended December 31, 2016, an increase of $9.2 million or 3% as compared to the same period in 2015.  Total noninterest expense was $319.6 million for the year ended December 31, 2015, an increase of $21.9 million or 7% from the year ended December 31, 2014.

Salaries and employee benefits expense was $169.2 million for the year ended December 31, 2016, a decrease of $1.0 million or 1% as compared to the same period in 2015. This decrease was primarily due to a $4.5 million decrease in base salaries primarily due to reimbursements from an affiliate related to CCAR requirements, a $3.3 million decrease in deferred loan origination costs and a $1.4 million decrease in retirement plan expenses. This was partially offset by a $3.2 million increase in other compensation, primarily related to bonuses stemming from the initial public offering, a $3.0 million increase in incentive compensation and a $1.6 million increase in group health plan costs. Salaries and employee benefits expense was $170.2 million for the year ended December 31, 2015, an increase of $13.1 million or 8% from the year ended December 31, 2014. This increase was primarily due to a $4.9 million increase related to the CCAR and DFAST regulatory requirements, the Reorganization Transactions and our public offerings. Also contributing to the increase in salaries and employee benefits expense was a $4.1 million increase in retirement plan expense, the result of utilizing updated actuarial assumptions for 2015, as well as a $2.4 million increase in incentive compensation.

Contracted services and professional fees were $45.3 million for the year ended December 31, 2016, an increase of $2.7 million or 6% as compared to the same period in 2015. This increase was due to a $5.2 million increase in audit, legal and consultant fees and a $3.1 million increase in outside services, primarily attributable to marketing and rebranding services. This was partially offset by a $5.7 million decrease in reimbursements from an affiliate related to CCAR expenses. Contracted services and professional fees were $42.7 million for the year ended December 31, 2015, an increase of $4.7 million or 13% from the year ended December 31, 2014. This increase was primarily due to a $2.8 million increase in CCAR and DFAST related regulatory expenses and a $0.6 million increase each in legal fees, consulting services and information technology data services.

Occupancy expense was $20.1 million for the year ended December 31, 2016, an increase of $3.1 million or 19% as compared to the same period in 2015. This increase was primarily due to a $1.4 million decrease in net sublease rental income and a $1.3 million increase in utilities expenses. Occupancy expense was $17.0 million for the year ended December 31, 2015, a decrease of $5.2 million or 23% from the year ended December 31, 2014. This decrease was primarily due to a $2.8 million decrease in utilities expense due to lower rates, a $1.4 million decrease related to building maintenance expense and a $1.2 million increase in net sublease rental income. This was partially offset by a $0.5 million increase in depreciation expense in 2015.

Equipment expense was $16.9 million for the year ended December 31, 2016, an increase of $1.1 million or 7% as compared to the same period in 2015. This increase was primarily due to a $1.4 million increase in service contracts expense. Equipment expense was $15.8 million for the year ended December 31, 2015, an increase of $2.6 million or 19% from the year ended December 31, 2014. This increase was primarily due to a $1.1 million increase in equipment purchases, a $0.9 million increase in depreciation expense and a $0.6 million increase related to service contracts.

Regulatory assessment and fees were $13.0 million for the year ended December 31, 2016, an increase of $3.5 million or 37% as compared to the same period in 2015. This increase was primarily due to a change in the calculation of the FDIC insurance assessment and adoption of an additional surcharge, which resulted in a higher insurance rate, as well as a higher assessment base (i.e., average total assets). Regulatory assessment and fees were $9.5 million for the year ended December 31, 2015, an increase of $1.2 million or 14% from the year ended December 31, 2014. This increase was primarily due to a $1.2 million increase in FDIC insurance assessments, the result of a higher assessment base.

Card rewards program expense was $15.5 million for the year ended December 31, 2016, a decrease of $2.2 million or 12% as compared to the same period in 2015. This decrease was primarily due to a change in terms related to the expiration of our debit card reward points recorded during the year ended December 31, 2016. Card rewards program expense was $17.7 million for the year ended December 31, 2015, a decrease of $0.6 million or 3% from the year ended December 31, 2014. This decrease was primarily due to lower levels of activity in priority reward redemptions in 2015 relative to 2014.

Other noninterest expense was $42.6 million for the year ended December 31, 2016, an increase of $1.4 million or 3% as compared to the same period in 2015. This increase was primarily due to a $1.0 million increase in expenses related to clean-up and repairs from severe weather which affected the Hawaiian Islands, a $0.9 million increase in software depreciation, a $0.5 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft) and a $0.4 million increase in supplies related to chip-embedded credit cards. This was partially offset by a $1.9 million decrease in mortgage loan charges. Other noninterest expense was $41.2 million for the year ended December 31, 2015, an increase of $6.0 million or 18% from the year ended December 31, 2014. This increase was primarily due to a $2.4 million increase in operational losses. Also contributing to the increase in other noninterest expense was a $0.6 million increase in postage expense, a $0.5 million increase in mortgage loan charges and a $0.4 million increase in software amortization expense.

Provision for Income Taxes

The provision for income taxes was $141.7 million (an effective tax rate of 38.10%) for the year ended December 31, 2016, compared with a provision for income taxes of $129.4 million (an effective tax rate of 37.71%) for the same period in 2015 and a provision for income taxes of $127.6 million (an effective tax rate of 37.06%) for the same period in 2014. Additional information about the provision for income taxes is presented in “Note 16. Income Taxes” in our consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 5 summarizes net income from our business segments for the years ended December 31, 2016, 2015 and 2014. Additional information about operating segment performance is presented in “Note 22. Reportable Operating Segments” in our consolidated financial statements.

Business Segment Net Income			Table 5
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Retail Banking	$182,443	$193,372	$185,437
Commercial Banking	74,904	82,065	79,795
Treasury and Other	(27,169)	(61,657)	(48,560)
Total	$230,178	$213,780	$216,672

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

Net income for the Retail Banking segment was $182.4 million for the year ended December 31, 2016, a decrease of $10.9 million or 6% as compared to the same period in 2015. The decrease in net income for the Retail Banking segment was primarily due to higher noninterest expense and lower noninterest income, partially offset by higher net interest income. The higher noninterest expense was primarily due to higher allocated expenses, occupancy expense and regulatory assessment and fees, partially offset by lower mortgage loan charges. The lower noninterest income was primarily due to lower gains on the sale of mortgage loans, overdraft fees and mortgage investor loan fees. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and margins in our deposit portfolio. The increase in total assets for the Retail Banking segment was primarily due to strong loan growth, reflective of the economic conditions in Hawaii during 2016.

Net income for the Retail Banking segment was $193.4 million for the year ended December 31, 2015, an increase of $7.9 million or 4% from the year ended December 31, 2014. The increase was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense. The increase in net interest income was due to higher average loan balances, partially offset by lower yields on loans. The increase in noninterest income in 2015 was primarily due to higher trust and investment services income. The increase in noninterest expense was primarily due to higher levels of salaries and benefits and FDIC assessments. Total assets of the retail banking segment were $6.7 billion as of December 31, 2015, an increase of $454.3 million or 7% from December 31, 2014. The increase in total assets for the retail banking segment was primarily due to strong loan growth, reflective of the economic conditions in Hawaii during 2015.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $74.9 million for the year ended December 31, 2016, a decrease of $7.2 million or 9% as compared to the same period in 2015. The decrease in net income for the Commercial Banking segment was primarily due to lower noninterest income and higher noninterest expense, partially offset by higher net interest income. The decrease in noninterest income was primarily due to a vendor bonus and gain on the sale of equipment in 2015 and a decrease in fees from servicing BOW credit cards beginning in November 2015, partially offset by lower customer-related interest rate swap fees and merchant services fees. The increase in net interest income was primarily due to higher average loan balances.  The increase in noninterest expense was primarily due to higher regulatory assessment and fees, partially offset by a change in terms related to the expiration of our debit card reward points, which was recorded during the year ended December 31, 2016. Our Commercial Banking segment also experienced strong loan growth during 2016.

Net income for the Commercial Banking segment was $82.1 million for the year ended December 31, 2015, an increase of $2.3 million or 3% from the year ended December 31, 2014. The increase was primarily due to higher noninterest income, partially offset by higher noninterest expense. The increase in noninterest income was primarily due to a $4.4 million vendor bonus and a $2.0 million gain on the sale of leased equipment in 2015. The increase in noninterest expense in 2015 was primarily due to higher salaries and benefits, contracted data services and operational losses. Net interest income for the Commercial Banking segment remained relatively unchanged in 2015 from 2014. Higher average loan balances were partially offset by lower yields on new loan originations. Total assets for the Commercial Banking segment were $4.1 billion as of December 31, 2015, an increase of $242.8 million or 6% from December 31, 2014. Our Commercial Banking segment also experienced strong loan growth during 2015.

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

Net loss for the Treasury and Other segment was $27.2 million for the year ended December 31, 2016, a decrease in the net loss of $34.5 million or 56% as compared to the same period in 2015. The decrease in the net loss was primarily due to an increase in noninterest income, and a decrease in net interest expense and noninterest expense. The increase in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and higher BOLI income. The decrease in net interest expense was primarily due to higher yields in our investment securities portfolio. The decrease in noninterest expense was primarily due to a decrease in allocated expenses and contracted services and professional fees, partially offset by higher salaries and employee benefits expense. The decrease in total assets for the Treasury and Other segment was primarily due to a decrease in interest bearing deposits in other banks.

Net loss for the Treasury and Other segment was $61.7 million for the year ended December 31, 2015, an increase in loss of $13.1 million or 27% from the year ended December 31, 2014. The increase in the loss in this segment was primarily due to lower noninterest income and higher noninterest expense, partially offset by an increase in net interest income. The decrease in noninterest income was primarily due to lower securities gains in 2015 and the increase in noninterest expense was primarily due to higher salaries and employee benefits related to the CCAR and DFAST regulatory requirements in 2015. The increase in net interest income was primarily due to higher average investment securities earning higher yields and larger spreads from our loan portfolio in 2015 compared to 2014. Total assets for the Treasury and Other segment were $8.5 billion as of December 31, 2015, an increase of $521.9 million or 7% from December 31, 2014. The increase in total assets was primarily due to an increase in cash balances with the Federal Reserve Bank of San Francisco, the result of strong deposit growth.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2016 and 2015, cash and cash equivalents were $1.1 billion and $2.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $5.1 billion and $4.0 billion as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of December 31, 2016 and 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.8 years. Furthermore, as of December 31, 2016, we expect maturities and paydowns of approximately $0.8 billion to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of December 31, 2016, we have borrowing capacity of $1.7 billion from the FHLB and $0.7 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost source of funding. As of December 31, 2016 and 2015, our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.2 billion and $13.5 billion, respectively. This represented 85% and 84% of our total deposits as of December 31, 2016 and 2015, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and dividends to be paid to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short term borrowings, and the issuance of long term debt and equity securities.

Investment Securities

Table 6 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of December 31, 2016, 2015 and 2014:

Investment Securities		Table 6
	December 31,
(dollars in thousands)	2016	2015	2014
U.S. Treasury securities	$392,473	$499,976	$748,515
Government-sponsored enterprises debt securities	242,667	95,824	95,572
Government agency mortgage-backed securities	185,663	55,982	—
Government-sponsored enterprises mortgage-backed securities	204,385	10,745	13,203
Non-government mortgaged-backed securities	—	157	3,404
Non-government asset-backed securities	12,583	95,310	353,992
Collateralized mortgage obligations:
Government agencies	3,351,822	2,239,934	2,683,706
Government-sponsored enterprises	687,921	1,029,337	1,069,003
Equity securities	—	—	4,216
Total available-for-sale securities	$5,077,514	$4,027,265	$4,971,611

Table 7 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of December 31, 2016:

Maturities and Weighted-Average Yield on Securities (1)											Table 7
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of December 31, 2016
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$204.4	1.09%	$201.2	1.54%	$—	—%	$405.6	1.32%	$392.4
Government-sponsored enterprises debt securities	35.0	2.80	50.0	1.69	164.7	2.04	—	—	249.7	2.08	242.7
Mortgage-Backed Securities: (2)
Government agency	25.3	2.21	73.3	2.21	50.1	2.21	41.9	2.21	190.6	2.21	185.7
Government-sponsored enterprises	24.2	2.15	99.5	2.12	54.3	2.08	30.0	2.03	208.0	2.10	204.4
Asset-Backed Securities: (2)
Non-government	12.6	0.92	—	—	—	—	—	—	12.6	0.92	12.6
Collateralized mortgage obligations: (2)
Government agency	542.7	1.86	1,819.4	1.93	856.8	1.99	190.9	2.03	3,409.8	1.94	3,351.8
Government-sponsored enterprises	134.4	1.76	390.1	1.75	168.3	1.68	7.5	1.51	700.3	1.73	687.9
Total available-for-sale securities
As of December 31, 2016	$774.2	1.89%	$2,636.7	1.85%	$1,495.4	1.91%	$270.3	2.04%	$5,176.6	1.88%	$5,077.5

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our available-for-sale investment securities portfolio was $5.1 billion as of December 31, 2016, an increase of $1.1 billion or 26% compared to December 31, 2015. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of December 31, 2016, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the consolidated balance sheets, with $4.0 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $392.5 million in U.S. Treasury securities, $242.7 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $390.0 million in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and $12.6 million in automobile asset-backed securities.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio. As of December 31, 2015, we maintained relatively larger cash balances with the FRB, for planned redeployment into other investment securities and lending opportunities in 2016. During the year ended December 31, 2016, we drew down our cash balances at the FRB and redeployed our excess liquidity primarily into collateralized mortgage obligations and mortgage-backed securities issued by Ginnie Mae.

Gross unrealized gains in our investment securities portfolio were $2.0 million and $3.4 million as of December 31, 2016 and 2015, respectively. Gross unrealized losses in our investment securities portfolio were $101.1 million and $44.9 million as of December 31, 2016 and 2015, respectively. Lower unrealized gains and higher unrealized losses in our investment securities portfolio were primarily due to market interest rates increasing during the year ended December 31, 2016, relative to when the investment securities were purchased. The lower gross unrealized gain positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of December 31, 2016, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both December 31, 2016 and 2015, we held FHLB stock of $10.1 million which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in our consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories for each of the last five years:

Loans and Leases	Table 8
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial and industrial	$3,239,600	$3,057,455	$2,697,142	$2,758,545	$2,466,700
Real estate:
Commercial	2,343,495	2,164,448	2,047,465	1,937,971	1,810,293
Construction	450,012	367,460	470,061	426,211	354,376
Residential	3,796,459	3,532,427	3,338,021	3,075,053	3,058,820
Total real estate	6,589,966	6,064,335	5,855,547	5,439,235	5,223,489
Consumer	1,510,772	1,401,561	1,226,603	1,079,034	1,010,513
Lease financing	180,040	198,679	244,298	250,508	298,185
Total loans and leases	$11,520,378	$10,722,030	$10,023,590	$9,527,322	$8,998,887

Total loans and leases were $11.5 billion as of December 31, 2016, an increase of $798.3 million or 7% from December 31, 2015 with increases in all categories except for lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.2 billion as of December 31, 2016, an increase of $182.1 million or 6% from December 31, 2015. The increase in this portfolio was reflective of a strong Hawaii economy, which has encouraged local businesses to expand and to reinvest in their businesses. Also contributing to this increase was the continued strong customer demand for new automobiles.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.3 billion as of December 31, 2016, an increase of $179.0 million or 8% from December 31, 2015. Strong demand for commercial real estate lending activities was evidenced by strong demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of single family projects. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate class of loans. Construction loans were $450.0 million as of December 31, 2016, an increase of $82.6 million or 23% from December 31, 2015 due to borrowers drawing down on their lines of credit as construction work progresses.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on the London Interbank Offered Rate (“LIBOR”). Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $3.8 billion as of December 31, 2016, an increase of $264.0 million or 8% from December 31, 2015. The increase in this portfolio was primarily due to our decision to reduce sales of our residential real estate loan originations in the secondary market for the year ended December 31, 2016. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.5 billion as of December 31, 2016, an increase of $109.2 million or 8% from December 31, 2015. The increase in this portfolio was primarily due to increases in consumer indirect automobile loans and personal loans. A strong Hawaii economy, higher statewide personal income and lower unemployment trends are contributing factors to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $180.0 million as of December 31, 2016, a decrease of $18.6 million or 9% from December 31, 2015, primarily due to several large payoffs and paydowns during 2016, as well as continued runoff of the leveraged lease portfolio.

See “Note 4. Loans and Leases” in our consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” in MD&A for more information on our loan and lease portfolio.

Tables 9 and 10 present the geographic distribution of our loan and lease portfolio as of December 31, 2016 and 2015:

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2016
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,301,866	$1,679,681	$144,130	$113,923	$3,239,600
Real estate:
Commercial	1,670,718	361,157	311,620	—	2,343,495
Construction	306,138	128,583	15,291	—	450,012
Residential	3,649,844	6,650	139,965	—	3,796,459
Total real estate	5,626,700	496,390	466,876	—	6,589,966
Consumer	1,107,002	28,355	372,759	2,656	1,510,772
Lease financing	53,814	106,783	8,566	10,877	180,040
Total Loans and Leases	$8,089,382	$2,311,209	$992,331	$127,456	$11,520,378
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

(1)

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 10
	December 31, 2015
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,359,737	$1,437,183	$145,024	$115,511	$3,057,455
Real estate:
Commercial	1,509,675	326,249	328,524	—	2,164,448
Construction	249,892	91,512	26,056	—	367,460
Residential	3,387,985	8,890	135,552	—	3,532,427
Total real estate	5,147,552	426,651	490,132	—	6,064,335
Consumer	1,039,256	45,167	316,200	938	1,401,561
Lease financing	54,335	122,148	10,611	11,585	198,679
Total Loans and Leases	$7,600,880	$2,031,149	$961,967	$128,034	$10,722,030
Percentage of Total Loans and Leases	71%	19%	9%	1%	100%

(1)

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, limited participation in the Shared National Credits Program and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes leveraged lease financing activities on the U.S. mainland, but this portfolio continues to run off and no new leveraged leases are being added to the portfolio. Our consumer lending activities are concentrated primarily in Hawaii and to a smaller extent Guam and Saipan.

Table 11 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of December 31, 2016:

Maturities for Selected Loan Categories (1)				Table 11
	December 31, 2016
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,339,635	$1,498,576	$401,389	$3,239,600
Real estate - construction	123,241	166,351	160,420	450,012
Total Loans and Leases	$1,462,876	$1,664,927	$561,809	$3,689,612

Total of loans due after one year with:
Fixed interest rates		$197,035	$150,849	$347,884
Variable interest rates		1,467,892	410,960	1,878,852
Total Loans and Leases		$1,664,927	$561,809	$2,226,736

(1)	Based on contractual maturities.

Credit Quality

We evaluate certain loans and leases, including commercial and industrial loans, commercial real estate loans and construction loans, individually for impairment and non-accrual status. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We generally place a loan on non-accrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection. Loans on non-accrual status are generally classified as impaired, but not all impaired loans are necessarily placed on non-accrual status. See “Note 5. Allowance for Loan and Lease Losses” in our consolidated financial statements for more information about our credit quality indicators.

For purposes of managing credit risk and estimating the Allowance, management has identified three categories of loans (commercial, residential real estate and consumer) that we use to develop our systematic methodology to determine the Allowance. The categorization of loans for the evaluation of credit risk is specific to our credit risk evaluation process and these loan categories are not necessarily the same as the loan categories used for other evaluations of our loan portfolio. See “Note 5. Allowance for Loan and Lease Losses” in our consolidated financial statements for more information about our approach to estimating the Allowance.

The following tables and discussion address non-performing assets, loans and leases that are 90 days past due but are still accruing interest, impaired loans and loans modified in a troubled debt restructuring.

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 12 presents information on our non-performing assets and accruing loans and leases past due 90 days or more for each of the last five years:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 12
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$2,730	$3,958	$2,871	$3,312	$1,462
Real estate - commercial	—	138	2,429	1,587	1,047
Real estate - construction	—	—	1,556	6,279	10,502
Lease financing	153	181	187	—	—
Total Commercial Loans	2,883	4,277	7,043	11,178	13,011
Residential	6,547	12,344	16,850	19,827	24,597
Total Non-Accrual Loans and Leases	9,430	16,621	23,893	31,005	37,608
Other Real Estate Owned	329	154	4,364	2,177	4,758
Total Non-Performing Assets	$9,759	$16,775	$28,257	$33,182	$42,366

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$449	$2,496	$—	$131	$1,347
Real estate - commercial	—	161	—	—	—
Lease financing	83	174	—	—	17
Total Commercial Loans	532	2,831	—	131	1,364
Residential	866	737	1,874	1,048	4,322
Consumer	1,870	1,454	1,784	1,872	1,853
Total Accruing Loans and Leases Past Due 90 Days or More	$3,268	$5,022	$3,658	$3,051	$7,539

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	44,496	28,351	35,589	33,681	47,873
Total Loans and Leases	$11,520,378	$10,722,030	$10,023,590	$9,527,322	$8,998,887

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.16%	0.24%	0.33%	0.42%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.08%	0.16%	0.28%	0.35%	0.47%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.11%	0.20%	0.32%	0.38%	0.55%

Table 13 presents the activity in Non-Performing Assets (“NPAs”) for the years ended December 31, 2016 and 2015:

Non-Performing Assets		Table 13
	Year Ended December 31,
(dollars in thousands)	2016	2015
Balance at beginning of year	$16,775	$28,257
Additions	3,205	6,015
Reductions
Payments	(6,831)	(7,492)
Return to accrual status	(2,065)	(2,692)
Sales of other real estate owned	(884)	(6,879)
Charge-offs/write-downs	(441)	(434)
Total Reductions	(10,221)	(17,497)
Balance at End of Year	$9,759	$16,775

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

Total NPAs were $9.8 million as of December 31, 2016, a decrease of $7.0 million or 42% from December 31, 2015. The ratio of our NPAs to total loans and leases and other real estate owned was 0.08% as of December 31, 2016, a decrease of eight basis points from December 31, 2015. The decrease in total NPAs was primarily due to a $5.8 million decrease in residential real estate non-accrual loans and a $1.2 million decrease in commercial and industrial non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2016, residential real estate non-accrual loans were $6.5 million, a decrease of $5.8 million or 47% from December 31, 2015. As of December 31, 2016, our residential real estate non-accrual loans were comprised of 41 loans with a weighted average current loan-to-value (“LTV”) ratio of 69%.

Commercial and industrial non-accrual loans were $2.7 million as of December 31, 2016, a decrease of $1.2 million or 31% from December 31, 2015.  All of our commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.5 million in charge-offs related to these loans.

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

Loans and leases past due 90 days or more and still accruing interest were $3.3 million as of December 31, 2016, a decrease of $1.8 million or 35% as compared to December 31, 2015. Commercial and industrial loans that were past due 90 days or more and still accruing interest decreased by $2.0 million from December 31, 2015 due to a loan being restructured, being brought current as to principal and interest and being well secured. This was partially offset by increases in delinquencies in our residential real estate and consumer lending portfolios.

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

Impaired loans were $59.4 million and $44.1 million as of December 31, 2016 and 2015, respectively. These impaired loans had a related Allowance of $1.1 million and $0.6 million as of December 31, 2016 and 2015, respectively. The increase in impaired loans during 2016 was primarily due a net increase of nine commercial and industrial loans totaling $11.7 million, a net increase of four commercial real estate loans totaling $6.8 million and a net decrease of thirteen residential real estate loans totaling $3.2 million. As of December 31, 2016 and 2015, we recorded charge-offs of $2.0 million and $2.2 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2016 had been accrued under the original terms, approximately $0.3 million in additional interest income would have been recorded in the year ended December 31, 2016 and approximately $0.5 million in additional interest income would have been recorded for the year ended December 31, 2015. Actual interest income recorded on these loans was $3.5 million for the year ended December 31, 2016 and $1.3 million for the year ended December 31, 2015.

Loans Modified in a Troubled Debt Restructuring

Table 14 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of December 31, 2016 and 2015:

Loans Modified in a Troubled Debt Restructuring		Table 14
	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$24,842	$11,888
Real estate - commercial	12,546	5,649
Total commercial	37,388	17,537
Residential	13,813	11,906
Total	$51,201	$29,443

Loans modified in a TDR were $51.2 million as of December 31, 2016, a net increase of $21.8 million or 74% from December 31, 2015. This increase was primarily due to the addition of seven commercial and industrial loans totaling $14.9 million, six commercial real estate loans totaling $9.7 million and twelve residential real estate loans totaling of $5.2 million. This was partially offset by charge-offs, paydowns on existing loans and payoffs of loans. As of December 31, 2016, $50.0 million or 98% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments. See ‘‘Note 5. Allowance for Loan and Lease Losses’’ in our consolidated financial statements for more information and a description of the modification programs that we currently offer to our customers.

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2016 and 2015 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 15 presents an analysis of our Allowance for the years indicated:

Allowance for Loan and Lease Losses	Table 15
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Balance at Beginning of Year	$135,484	$134,799	$133,239	$130,279	$117,092
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(348)	(866)	(2,298)	(1,051)	(1,739)
Commercial real estate	—	—	—	(3)	(424)
Construction	—	—	—	—	(4,400)
Lease financing	—	—	—	(9)	(13)
Total Commercial Loans	(348)	(866)	(2,298)	(1,063)	(6,576)
Residential	(799)	(618)	(1,086)	(4,075)	(7,424)
Consumer	(18,791)	(18,312)	(15,291)	(14,663)	(18,690)
Total Loans and Leases Charged-Off	(19,938)	(19,796)	(18,675)	(19,801)	(32,690)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	251	940	1,387	422	910
Real estate - commercial	3,329	1,115	207	154	927
Construction	—	—	—	1,178	48
Lease financing	2	3	57	18	96
Total Commercial Loans	3,582	2,058	1,651	1,772	1,981
Residential	1,358	2,198	1,470	1,789	1,595
Consumer	6,408	6,325	6,014	7,000	7,401
Total Recoveries on Loans and Leases Previously Charged-Off	11,348	10,581	9,135	10,561	10,977
Net Loans and Leases Charged-Off	(8,590)	(9,215)	(9,540)	(9,240)	(21,713)
Provision for Credit Losses	8,600	9,900	11,100	12,200	34,900
Balance at End of Year	$135,494	$135,484	$134,799	$133,239	$130,279
Average Loans and Leases Outstanding	$11,175,213	$10,297,834	$9,675,143	$9,190,354	$8,580,152
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.08%	0.09%	0.10%	0.10%	0.25%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.18%	1.26%	1.34%	1.40%	1.45%

Tables 16 and 17 present the allocation of the Allowance by loan category, in both dollars and as a percentage of total loans and leases outstanding as of the dates indicated:

Allocation of the Allowance by Loan and Lease Category	Table 16
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial and industrial	$33,129	$34,025	$31,835	$34,026	$32,655
Real estate - commercial	18,448	18,489	16,320	16,606	14,676
Real estate - construction	4,513	3,793	4,725	4,702	3,689
Lease financing	847	888	1,089	1,078	1,346
Total commercial	56,937	57,195	53,969	56,412	52,366
Residential	43,436	46,099	44,858	42,028	45,835
Consumer	28,388	28,385	27,041	25,589	27,282
Unallocated	6,733	3,805	8,931	9,210	4,796
Total Allowance for Loan and Lease Losses	$135,494	$135,484	$134,799	$133,239	$130,279

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)										Table 17
	December 31,
	2016		2015		2014		2013		2012
	Allocated	Loan category	Allocated	Loan category	Allocated	Loan category	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total	Allowance as	as % of total	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and	% of loan or	loans and	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases	lease category	leases	lease category	leases	lease category	leases
Commercial and industrial	1.02%	28.12%	1.11%	28.52%	1.18%	26.91%	1.23%	28.95%	1.32%	27.41%
Real estate - commercial	0.79	20.34	0.85	20.19	0.80	20.43	0.86	20.34	0.81	20.12
Real estate - construction	1.00	3.91	1.03	3.43	1.01	4.69	1.10	4.47	1.04	3.94
Lease financing	0.47	1.56	0.45	1.85	0.45	2.44	0.43	2.63	0.45	3.31
Total commercial	0.92	53.93	0.99	53.99	0.99	54.47	1.05	56.39	1.06	54.78
Residential	1.14	32.96	1.31	32.94	1.34	33.29	1.37	32.28	1.50	33.99
Consumer	1.88	13.11	2.03	13.07	2.20	12.24	2.37	11.33	2.70	11.23
Total	1.18%	100.00%	1.26%	100.00%	1.34%	100.00%	1.40%	100.00%	1.45%	100.00%

As of December 31, 2016, the Allowance was $135.5 million or 1.18% of total loans and leases outstanding, compared with an Allowance of $135.5 million or 1.26% of total loans and leases outstanding as of December 31, 2015. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $8.6 million or 0.08% of total average loans and leases outstanding in 2016 compared to $9.2 million or 0.09% in 2015.  Net recoveries in our commercial lending portfolio were $3.2 million for the year ended December 31, 2016 compared to net recoveries of $1.2 million for the year ended December 31, 2015. Our net recovery position in 2016 was primarily due to a $3.2 million recovery on a previously charged-off commercial real estate loan. Net recoveries in our residential lending portfolio were $0.6 million for the year ended December 31, 2016 compared to net recoveries of $1.6 million for the year ended December 31, 2015. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $12.4 million for the year ended December 31, 2016 compared to net charge-offs of $12.0 million for the year ended December 31, 2015. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2016 and 2015 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of December 31, 2016, the allocation of the Allowance to our commercial loans decreased by $0.3 million or 0.5% from December 31, 2015. As of December 31, 2016, the allocation of the Allowance to our residential real estate loan portfolio decreased by $2.7 million or 5.8% from December 31, 2015. Two determinants were introduced into the qualitative matrix in 2016 which added granularity to the scoring. This resulted in a reduction of the overall qualitative adjustments for most portfolios at December 31, 2016.

See “Note 5. Allowance for Loan and Lease Losses” in our consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both December 31, 2016 and 2015. Our goodwill originated from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the year ended December 31, 2016. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $362.8 million as of December 31, 2016, an increase of $55.0 million or 17.9% from December 31, 2015.  This increase was primarily due to a $25.7 million increase in prepaid expenses. Also contributing to the increase in other assets was a $19.6 million increase in current and deferred income tax assets as a result of the Reorganization Transactions. This was partially offset by a $14.7 million decrease in clearing and suspense account balances, a result of normal banking operations.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 18 presents the composition of our deposits as of December 31, 2016 and 2015:

Deposits		Table 18
	December 31,
(dollars in thousands)	2016	2015
Demand	$5,992,617	$5,331,829
Savings	4,609,306	4,354,140
Money Market	2,454,013	2,565,955
Time	3,738,596	3,810,000
Total Deposits	$16,794,532	$16,061,924

Total deposits were $16.8 billion as of December 31, 2016, an increase of $732.6 million or 5% from December 31, 2015. Increases in demand and savings deposit balances were partially offset by decreases in money market and time deposits. We continue to focus on our strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in demand, savings and money market products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts (defined as all deposits excluding time deposits in excess of $250,000) generally deepens and extends the length of customer relationships.

Table 19 presents the amount of time deposits of $100,000 or more issued by the Company, further segregated by time remaining until maturity as of December 31, 2016:

			Table 19
(dollars in thousands)	Domestic	Foreign	Total
Three months or less	$1,570,962	$37,436	$1,608,398
Over three through twelve months	966,942	73,225	1,040,167
Over one year through three years	160,153	31,882	192,035
Over three years	102,777	27,018	129,795
Total	$2,800,834	$169,561	$2,970,395

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”), which are reflected as short-term borrowings in the consolidated balance sheets, were $9.2 million as of December 31, 2016, a decrease of $207.0 million or 96% from December 31, 2015. All of our repurchase agreements were either with the State of Hawaii or counties within the State of Hawaii. Balances in repurchase agreements fluctuate throughout the year based on the liquidity needs of our customers. See “Note 10. Short Term Borrowings” in our consolidated financial statements for more information.

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

Pension and postretirement benefit plan obligations, net of pension plan assets was $121.3 million as of December 31, 2016, a decrease of $12.6 million or 9% from December 31, 2015. The balance as of December 31, 2016 included retirement benefits payable of $132.9 million, partially offset by pension assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $11.6 million.

On March 31, 2016, the board of directors of BancWest agreed to spin off the assets and liabilities attributable to BOW participants under BancWest’s defined benefit pension plan to another defined benefit pension plan sponsored by BOW. To meet the requirements of Section 414(l) of the Internal Revenue Code, the ratio of assets to liabilities after the spinoff must be the same for each plan. As a result, in December 2016, the Bank made a contribution to the defined benefit pension plan of $26.0 million prior to the spinoff of the assets and liabilities attributable to the BOW participants. This contribution was the primary reason for the decrease in pension and postretirement benefit plan obligations, net of pension plan assets, partially offset by a higher accrual in 2016 due to a change in assumptions.

See “Note 15. Benefit Plans” in our consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits in other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $151.9 million to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets. As of December 31, 2015 and 2014, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total consolidated assets.

Capital

In July 2013, the federal bank regulators approved the New Capital Rules, implementing the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Subject to a phase-in period for various provisions, the New Capital Rules became effective for us and for the Bank on January 1, 2015. The New Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The New Capital Rules, among other things, (i) introduce a new capital measure called ‘‘Common Equity Tier 1’’ (‘‘CET1’’), (ii) specify that Tier 1 capital consists of CET1 and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

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

As of December 31, 2016, our capital levels remained characterized as ‘‘well capitalized’’ under the New Capital Rules. Our regulatory capital ratios, calculated in accordance with the New Capital Rules, are presented in Table 20 below.

There have been no conditions or events since December 31, 2016 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 20
	December 31,
(dollars in thousands)	2016	2015
Stockholders' Equity	$2,476,485	$2,736,941
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(88,011)	(51,259)
Tier 1 Capital	1,569,004	1,792,708
Less: Tier 1 Minority Interest Not Included in Common Equity Tier 1 Capital	—	(7)
Common Equity Tier 1 Capital	$1,569,004	$1,792,701
Add:
Allowable Reserve for Loan and Lease Losses	136,094	136,084
Tier 1 Minority Interest Included in Total Capital	—	7
Total Capital	$1,705,098	$1,928,792
Risk-Weighted Assets	$12,307,895	$11,706,402

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.75%	15.31%
Tier 1 Capital Ratio	12.75%	15.31%
Total Capital Ratio	13.85%	16.48%
Tier 1 Leverage Ratio	8.36%	9.84%

Total stockholders’ equity was $2.5 billion as of December 31, 2016, a decrease of $260.5 million or 10% from December 31, 2015. The change in stockholders’ equity was primarily due to distributions prior to the Reorganization Transactions on April 1, 2016 of $363.6 million. We also paid cash dividends of $85.8 million during the year ended December 31, 2016 to the Company’s shareholders. This was partially offset by earnings for the year ended December 31, 2016 of $230.2 million.

In January 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share on our outstanding shares. The dividend was paid on March 10, 2017 to shareholders of record at the close of business on February 27, 2017.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2016 and 2015, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.7 billion and $3.2 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2016, we repurchased two residential mortgage loans with an aggregate unpaid principal balance of $0.2 million as a result of representation and warranty provisions contained in these contracts. However, no losses were incurred related to these loan repurchases. As of December 31, 2016, there were no pending loan repurchase requests related to representation and warranty provisions.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2016, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2016.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2016, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2016, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows:

Contractual Obligations					Table 21
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time Deposits	$3,120,353	$354,664	$263,568	$11	$3,738,596
Securities Sold Under Agreements to Repurchase	3,200	5,951	—	—	9,151
Long-Term Debt	7	16	18	—	41
Non-Cancelable Operating Leases	6,395	10,470	7,984	42,027	66,876
Postretirement Benefit Contributions	1,166	2,646	2,852	8,150	14,814
Purchase Obligations	36,988	20,056	3,881	200	61,125
Total Contractual Obligations	$3,168,109	$393,803	$278,303	$50,388	$3,890,603

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the table above. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Postretirement benefit contributions represent the minimum expected contribution to the postretirement benefit plan. Actual contributions may differ from these estimates.

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2016 and 2015 was $137.1 million and $8.8 million, respectively. The increase in UTB was primarily due to the Reorganization Transactions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

See the discussion of credit, lease and other contractual commitments in “Note 4. Loans and Leases” and “Note 18. Commitments and Contingent Liabilities” in our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in "Note 1. Organization and Summary of Significant Accounting Policies" to our consolidated financial statements.   Application of these principles requires us to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the consolidated financial statements. These factors include among other things, whether the policy requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our consolidated financial statements are those that are related to the determination of the Allowance, fair value estimates, pension and postretirement benefit obligations and income taxes.

In June 2016, the FASB issued new guidance on accounting for credit losses on financial instruments that will require us to recognize lifetime expected credit losses on our financial assets. We are still evaluating the new guidance and its impact on, among other things, our retained earnings, net income and capital levels in future reporting periods. We will be required to comply with the new guidance beginning in 2020.

Allowance for Loan and Lease Losses

We perform periodic and systematic detailed reviews of our loan and lease portfolio to assess overall collectability.

The Allowance provides for probable and estimable losses inherent in the loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular categories of the loan and lease portfolio.

Management's evaluation of the adequacy of the Allowance is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the Allowance is a critical accounting estimate as it requires significant reliance on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, significant reliance on estimated loss rates on homogenous portfolios and consideration of our quantitative and qualitative evaluation of economic factors and trends. While our methodology in establishing the Allowance attributes portions of the Allowance to the commercial, residential real estate and consumer portfolios, the entire Allowance is available to absorb credit losses inherent in the total loan and lease portfolio.

The Allowance related to our commercial portfolio is generally most sensitive to the accuracy of credit risk ratings assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an independent internal team of credit specialists. The Allowance related to our residential real estate portfolio is most sensitive to the accuracy of delinquency data. Further refinement of the Allowance related to the residential real estate portfolio requires management to evaluate the borrower's financial condition and collateral values, among other factors. The Allowance related to our consumer portfolio is generally most sensitive to economic assumptions and delinquency trends.

The Allowance attributable to each portfolio also includes an unallocated amount for imprecision in the estimation process. Furthermore, the estimate of the Allowance may change due to modifications in the mix and level of loan and lease balances outstanding and general economic conditions as evidenced by changes in interest rates, unemployment rates, bankruptcy filings and real estate values. While no one factor is dominant, each has the ability to result in actual loan losses which differ from originally estimated amounts.

See "Note 5. Allowance for Loan and Lease Losses" contained in our consolidated financial statements and "— Analysis of Financial Condition — Allowance for Loan and Lease Losses" for more information on the Allowance.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines Level 1 valuations as those based on quoted prices, unadjusted, for identical instruments traded in active markets. Level 2 valuations are those based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or model based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model based techniques that use at least one significant assumption not observable in the market, or significant management judgment or estimation, some of which may be internally developed.

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2016, $5.1 billion or 26% of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third party pricing service. These investments in debt securities and asset backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2016, $31.2 million or less than 1% of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2016, $23.7 million was classified in Level 2 of the fair value hierarchy and $7.5 million was classified in Level 3 of the fair value hierarchy. The liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares during the year ended December 31, 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion ratio to its publicly traded Visa Class A shares.

Our third party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third party pricing service:

(1)

Our third party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary.

(2)

On a monthly basis, management reviews the pricing information received from our third party pricing service. This review process includes a comparison to non-binding third party broker quotes, as well as a review of market related conditions impacting the information provided by our third party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid ask spread in the brokered markets. As of December 31, 2016, management did not make adjustments to prices provided by our third party pricing service as a result of illiquid or inactive markets.

(3)

On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditors' reports related to services rendered by our third party pricing service.

(4)

Our third party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third party pricing service. Our third party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements by our third party pricing service. See "Note 21. Fair Value" contained in our consolidated financial statements for more information on our use of fair value estimates.

Pension and Postretirement Benefit Obligations

We use the following key variables to calculate annual pension costs: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate. Pension cost is directly affected by the number of employees eligible for pension benefits and their estimated compensation increases. To calculate estimated compensation increases, management reviews our salary increases each year and compares this data with industry information. For all pension and postretirement plan calculations, we use a December 31st measurement date.

The expected long-term rate of return was based on a calculated rate of return from average rates of return on various asset classes over a 20 year historical time horizon. Using long-term historical data allows the Company to capture multiple economic environments, which management believes is relevant when using historical returns.  Net actuarial gains or losses that exceed a 5% corridor of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the year are amortized from accumulated other comprehensive income into net periodic pension cost on a straight-line basis over five years.

In estimating the projected benefit obligation, an independent actuary bases assumptions on factors such as mortality rate, turnover rate, retirement rate, disability rate and other assumptions related to the population of individuals in the pension plan. If significant actuarial gains or losses occur, the actuary reviews the demographic and economic assumptions with management, at which time the Company considers revising these assumptions based on actual results.

Our determination of the pension and postretirement benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out flows for benefit payments and cash in flows for maturities and return on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to our financial condition or results of operations. The discount rate assumption is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate assumption used to value the present value of future benefit obligations as of each year end is the rate used to determine the net periodic benefit cost for the following year.

See "Note 15. Benefit Plans" contained in our consolidated financial statements for more information on pension and postretirement benefit obligations.

Income Taxes

In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our statements of income and balance sheets.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2016 and 2015, our liabilities for UTBs were $137.1 million and $8.8 million, respectively.  The increase in our liabilities for UTBs from December 31, 2015 to December 31, 2016 was primarily due to the impact of the Reorganization Transactions. See "Note 16. Income Taxes" contained in our consolidated financial statements for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2016, see "Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements" to the consolidated financial statements for more information.

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

Residential real estate is not further categorized into classes, but consists of loans secured by 1-4 family residential properties and home equity lines of credit and loans. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $290,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt to income ratios, LTV ratios and credit scores.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of December 31, 2016 and 2015, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 22 presents, for the twelve months subsequent to December 31, 2016, 2015 and 2014, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged.

Net Interest Income Sensitivity Profile						Table 22
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2016		December 31, 2015		December 31, 2014
Immediate Change in Interest Rates (basis points)
+200	$45,200	8.6%	$41,800	8.7%	$22,700	4.9%
+100	23,700	4.5	28,900	6.0	16,500	3.6
(100)	(31,500)	(6.0)	(32,400)	(6.7)	(24,500)	(5.3)

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

As of December 31, 2016, under the above scenarios, an immediate increase in interest rates of 100 basis points was expected to increase net interest income from the base case scenario by approximately $23.7 million or 4.5%, and an immediate increase in interest rates of 200 basis points was expected to increase net interest income by approximately

$45.2 million or 8.6% from the base case scenario. Under a 100 basis point decrease in interest rates, our simulation analysis estimated that net interest income would decrease by approximately $31.5 million or 6.0% from the base case scenario.

The change in net interest income from the base case scenario as of December 31, 2016 was lower and less sensitive in the +100 and -100 basis point scenarios as compared to similar projections made as of December 31, 2015, primarily due to our purchase of fixed rate investment securities during 2016. These investment securities would not reprice quickly in response to these hypothetical changes in market interest rates. The change in net interest income from the base case scenario was relatively unchanged in the +200 basis point scenario as compared to a similar projection made as of December 31, 2015.

The change in net interest income from the base case scenario as of December 31, 2015 for the three scenarios shown above was higher than similar projections made as of December 31, 2014, primarily due to larger cash balances held at the Federal Reserve Bank of San Francisco which will allow us to extend loans and purchase investment securities at higher yields. This change resulted in a more asset-sensitive balance sheet and improving income projections in a rising interest rate environment. We monitor our deposit activities, both for interest rate risk and liquidity planning purposes, to analyze the large deposit inflows since 2009 that could runoff under rising interest rate conditions. Offsetting the potential runoff of deposit balances in a hypothetical rising interest rate environment is the use of our excess liquidity held with the Federal Reserve Bank of San Francisco.

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

Through review and oversight by the ALCO, we attempt to engage in strategies that neutralize interest rate risk as much as possible. Our use of derivative financial instruments, as detailed in “Note 17. Derivative Financial Instruments” to the consolidated financial statements, has generally been limited. This is due to natural on balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

Selected Quarterly Financial Data (Unaudited)

	2016				2015
	Quarters Ended				Quarters Ended
(dollars in thousands, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Interest income	$138,313	$129,334	$127,061	$123,812	$122,107	$119,104	$124,428	$118,207
Interest expense	7,063	6,651	6,634	6,500	5,885	5,554	5,486	5,596
Net interest income	131,250	122,683	120,427	117,312	116,222	113,550	118,942	112,611
Provision for loan and lease losses	3,900	2,100	1,900	700	2,500	2,550	2,250	2,600
Noninterest income(1)	49,021	48,690	46,371	73,519	47,188	56,502	52,115	55,598
Noninterest expense(2)	82,503	82,804	78,473	85,064	80,294	79,377	81,215	78,715
Income before income taxes	93,868	86,469	86,425	105,067	80,616	88,125	87,592	86,894
Provision for income taxes	37,316	33,234	31,565	39,536	30,405	33,236	33,034	32,772
Net income	$56,552	$53,235	$54,860	$65,531	$50,211	$54,889	$54,558	$54,122

Per share information:
Earnings Per Common Share - Basic	$0.41	$0.38	$0.39	$0.47	$0.36	$0.39	$0.39	$0.39
Earnings Per Common Share - Diluted	$0.41	$0.38	$0.39	$0.47	$0.36	$0.39	$0.39	$0.39
Cash dividends declared per common share	$0.20	$0.20	$0.22	$-	$-	$-	$-	$-
Common share price:
High	$35.47	$27.97	N/A	N/A	N/A	N/A	N/A	N/A
Low	$25.80	$24.25	N/A	N/A	N/A	N/A	N/A	N/A
Quarter-end	$34.82	$26.86	N/A	N/A	N/A	N/A	N/A	N/A

Performance Ratios:
Return on average tangible stockholders' equity (non-GAAP)	14.88%	14.02%	14.75%	14.86%	11.31%	12.46%	12.60%	12.80%
Return on average tangible assets (non-GAAP)	1.20%	1.16%	1.23%	1.44%	1.09%	1.23%	1.23%	1.26%
Efficiency ratio	45.76%	48.31%	47.04%	44.57%	49.13%	46.67%	47.47%	46.79%
Net interest margin	2.99%	2.87%	2.88%	2.77%	2.71%	2.72%	2.88%	2.80%

(1)

Noninterest income for the quarter ended March 31, 2016 included investment securities gains, net of $22.7 million related to the sale of Visa Class B restricted shares. See “Note 3. Investments Securities” in our consolidated financial statements for further information.

(2)	Noninterest expense for the quarter ended March 31, 2016 included $2.5 million related to one-time expenses incurred in connection with our IPO.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First Hawaiian, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and Subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Hawaiian, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2016 the Company recognized a change in reporting entity and applied the change retrospectively to its consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 15, 2017

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014
Interest income
Loans and lease financing	$428,419	$405,702	$399,209
Available-for-sale securities	83,019	73,615	64,069
Other	7,082	4,529	4,005
Total interest income	518,520	483,846	467,283
Interest expense
Deposits	26,650	22,314	23,262
Short-term borrowings and long-term debt	198	207	223
Total interest expense	26,848	22,521	23,485
Net interest income	491,672	461,325	443,798
Provision for loan and lease losses	8,600	9,900	11,100
Net interest income after provision for loan and lease losses	483,072	451,425	432,698
Noninterest income
Service charges on deposit accounts	38,147	40,850	42,889
Credit and debit card fees	56,071	56,416	56,569
Other service charges and fees	35,355	38,641	37,213
Trust and investment services income	29,440	29,671	27,736
Bank-owned life insurance	15,021	9,976	13,769
Investment securities gains, net	27,277	12,321	20,822
Other	16,290	23,528	10,239
Total noninterest income	217,601	211,403	209,237
Noninterest expense
Salaries and employee benefits	169,233	170,233	157,096
Contracted services and professional fees	45,345	42,663	37,919
Occupancy	20,116	16,975	22,172
Equipment	16,912	15,836	13,262
Regulatory assessment and fees	12,972	9,490	8,320
Advertising and marketing	6,127	5,472	5,509
Card rewards program	15,513	17,687	18,301
Other	42,626	41,245	35,112
Total noninterest expense	328,844	319,601	297,691
Income before provision for income taxes	371,829	343,227	344,244
Provision for income taxes	141,651	129,447	127,572
Net income	$230,178	$213,780	$216,672
Basic earnings per share	$1.65	$1.53	$1.55
Diluted earnings per share	$1.65	$1.53	$1.55
Dividends declared per share	$0.62	$—	$—
Basic weighted-average outstanding shares	139,487,762	139,459,620	139,459,620
Diluted weighted-average outstanding shares	139,492,608	139,459,620	139,459,620

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net income	$230,178	$213,780	$216,672
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on pensions and other benefits	(3,354)	8,986	(16,648)
Net unrealized (losses) gains on securities available for sale	(34,852)	(9,573)	11,806
Net unrealized gains (losses) on cash flow derivative hedges	1,454	785	(850)
Other comprehensive (loss) income	(36,752)	198	(5,692)
Total comprehensive income	$193,426	$213,978	$210,980

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share amount)	2016	2015
Assets
Cash and due from banks	$253,827	$300,096
Interest-bearing deposits in other banks	798,231	2,350,099
Investment securities	5,077,514	4,027,265
Loans and leases	11,520,378	10,722,030
Less: allowance for loan and lease losses	135,494	135,484
Net loans and leases	11,384,884	10,586,546

Premises and equipment, net	300,788	305,104
Other real estate owned and repossessed personal property	329	154
Accrued interest receivable	41,971	34,215
Bank-owned life insurance	429,209	424,545
Goodwill	995,492	995,492
Other intangible assets	16,809	21,435
Other assets	362,775	307,730
Total assets	$19,661,829	$19,352,681
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$10,801,915	$10,730,095
Noninterest-bearing	5,992,617	5,331,829
Total deposits	16,794,532	16,061,924
Short-term borrowings	9,151	216,151
Long-term debt	41	48
Retirement benefits payable	132,904	133,910
Other liabilities	248,716	203,707
Total liabilities	17,185,344	16,615,740

Commitments and contingent liabilities (Notes 14 and 18)

Stockholders' equity
Net investment	—	2,788,200
Common stock ($0.01 par value; authorized 300,000,000 shares; issued and outstanding 139,530,654 shares and 139,459,620 shares as of December 31, 2016 and 2015, respectively)	1,395	—
Additional paid-in capital	2,484,251	—
Retained earnings	78,850	—
Accumulated other comprehensive loss, net	(88,011)	(51,259)
Total stockholders' equity	2,476,485	2,736,941
Total liabilities and stockholders' equity	$19,661,829	$19,352,681

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other
	Net	Common Stock		Paid-In	Retained	Comprehensive
(dollars in thousands, except share amounts)	Investment	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2013	$2,696,876	139,459,620	$—	$—	$—	$(45,765)	$2,651,111

Net income	216,672	—	—	—	—	—	216,672
Distributions	(192,527)	—	—	—	—	—	(192,527)
Contributions	5,476	—	—	—	—	—	5,476
Other comprehensive loss, net of tax	—	—	—	—	—	(5,692)	(5,692)
Balance as of December 31, 2014	$2,726,497	139,459,620	$—	$—	$—	$(51,457)	$2,675,040
Net income	213,780	—	—	—	—	—	213,780
Distributions	(164,228)	—	—	—	—	—	(164,228)
Contributions	12,151	—	—	—	—	—	12,151
Other comprehensive income, net of tax	—	—	—	—	—	198	198
Balance as of December 31, 2015	$2,788,200	139,459,620	$—	$—	$—	$(51,259)	$2,736,941
Net income prior to reorganization on April 1, 2016	65,531	—	—	—	—	—	65,531
Distributions prior to reorganization on April 1, 2016	(363,624)	—	—	—	—	—	(363,624)
Recapitalization of First Hawaiian, Inc.	(2,490,107)	—	1,395	2,488,712	—	—	—
Net income	—	—	—	—	164,647	—	164,647
Cash dividends declared ($0.62 per share)	—	—	—	—	(85,797)	—	(85,797)
Equity-based awards	—	71,034	—	4,360	—	—	4,360
Contributions	—	—	—	61,992	—	—	61,992
Distributions	—	—	—	(70,813)	—	—	(70,813)
Other comprehensive loss, net of tax	—	—	—	—	—	(36,752)	(36,752)
Balance as of December 31, 2016	$—	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$2,476,485

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$230,178	$213,780	$216,672
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,600	9,900	11,100
Depreciation, amortization, and accretion, net	52,176	25,675	25,917
Deferred income taxes	3,318	(15,587)	(10,586)
Stock-based compensation	4,507	—	—
Other gains, net	(51)	(2,514)	—
Originations of loans held for sale	—	(160,481)	(104,781)
Proceeds from sales of loans held for sale	—	167,215	103,106
Net gains on sales of loans held for sale	—	(3,650)	(2,003)
Net gains on investment securities	(27,277)	(12,321)	(20,822)
Change in assets and liabilities:
Net increase in other assets	(49,717)	(79,942)	(89)
Net (decrease) increase in other liabilities	(1,787)	528	28,237
Net cash provided by operating activities	219,947	142,603	246,751
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	1,187,912	1,394,433	1,151,944
Proceeds from sales	832,891	2,471,753	61,936
Purchases	(3,108,687)	(2,916,767)	(2,233,733)
Other investments:
Proceeds from sales	23,203	40,712	21,226
Purchases	(26,334)	(33,880)	(12,808)
Net increase in loans and leases resulting from originations and principal repayments	(801,973)	(704,224)	(506,777)
Proceeds from sales of loans originated for investment	291	—	3,768
Proceeds from bank owned life insurance	10,357	—	1,922
Purchases of premises, equipment, and software	(15,541)	(19,119)	(20,740)
Proceeds from sales of premises and equipment	71	3,214	—
Purchases of mortgage servicing rights	—	—	(14,579)
Proceeds from sales of other real estate owned	1,031	7,620	3,347
Other	94	90	2,345
Net cash (used in) provided by investing activities	(1,896,685)	243,832	(1,542,149)
Cash flows from financing activities
Net increase in deposits	732,608	1,336,545	1,147,033
Net decrease in short-term borrowings	(207,000)	(170,000)	(207,056)
Repayment of long-term debt	(10)	(10)	(6)
Dividends paid	(85,797)	—	—
Distributions paid	(361,200)	(164,228)	(192,527)
Net cash provided by financing activities	78,601	1,002,307	747,444
Net (decrease) increase in cash and cash equivalents	(1,598,137)	1,388,742	(547,954)
Cash and cash equivalents at beginning of year	2,650,195	1,261,453	1,809,407
Cash and cash equivalents at end of year	$1,052,058	$2,650,195	$1,261,453

Supplemental disclosures
Interest paid	$25,870	$22,086	$24,081
Income taxes paid, net of income tax refunds	190,387	187,100	93,959
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	1,056	2,470	5,534
Transfers of loans and leases (from) to loans held for sale, net	(291)	(3,260)	2,916
Derivative liability entered into in connection with sale of investment securities	8,828	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

First Hawaiian, Inc. (“FHI” or the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHI is a majority-owned, indirect subsidiary of BNP Paribas (“BNPP”), a financial institution based in France.

FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2016, FHB was the largest bank in Hawaii in terms of total assets, loans and leases, and deposits. FHB has 62 branches located throughout the State of Hawaii, Guam, and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. In order to effect the IPO, a series of reorganization transactions (the “Reorganization Transactions”) occurred on April 1, 2016, in which FHI, which was then known as BancWest Corporation (“BancWest”), contributed its subsidiary, Bank of the West (“BOW”), to BNPP. In connection with the Reorganization Transactions, BancWest formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in BOW, as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. After the Reorganization Transactions were consummated on April 1, 2016, the continuing business of BancWest consisted of its investment in FHB and the financial operations, assets, and liabilities of BancWest related to FHB. BancWest also amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining as the only direct wholly-owned subsidiary of FHI.

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 6, 2017, BNPP sold an additional 25,000,000 shares of FHI common stock at $32.00 per share, and on February 17, 2017, BNPP sold another 3,750,000 shares at $32.00 pursuant to the underwriters’ option. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as FHI) related to FHB (and not BOW) have been combined with FHB and are presented on a basis of accounting that reflects a change in reporting entity as if FHI were a separate stand-alone entity for all periods presented. The consolidated financial statements include allocations of certain FHI or FHB assets as agreed to by the parties and also certain expenses amounting to approximately $5.8 million, $18.8 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, specifically applicable to the operations of BancWest (now known as FHI) related to FHB through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in FHI’s consolidated financial statements represent those directly related to BWHI and have not been included in the consolidated financial statements of FHI. These allocated expenses, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of First Hawaiian, Inc. and its consolidated subsidiary (together, the “Company”) as if it had operated as a stand-alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of the Company’s future results of operations and financial condition.

Upon completion of the Reorganization Transactions on April 1, 2016, the consolidated financial statements of the Company reflected the results of operations, financial position and cash flows of FHI and its wholly-owned subsidiary, FHB. FHB’s principal subsidiaries include Bishop Street Capital Management Corporation and First Hawaiian Leasing, Inc. Bishop Street Capital Management Corporation is a registered investment adviser that serves the institutional and high net worth investment markets primarily in Hawaii and the western United States. It is also the advisor to the Bishop Street family of mutual funds. First Hawaiian Leasing, Inc. engages in commercial equipment and vehicle leasing. Intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events, actual results may differ from these estimates.

Variable Interest Entities

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the variable interest entity (“VIE”). The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

The Company has a limited partnership interest or is a member in a limited liability company (“LLC”) in several low-income housing partnerships. These partnerships or LLCs provide funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners or members. The tax credits are generally recognized over 10 years. In order to continue receiving the tax credits each year over the life of the partnership or LLC, the low-income residency targets must be maintained.

These low-income housing partnership and LLC entities meet the definition of a VIE; however, the Company is not the primary beneficiary of the entities, as the general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership or LLC agreements allow the limited partners and members, through a majority vote, to remove the general partner or managing member, this right is not deemed to be substantive as the general partner or managing member can only be removed for cause.

Cash and Due from Banks

Cash and due from banks include amounts due from other financial institutions as well as in‑transit clearings. Because amounts due from other financial institutions often exceed the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, the Company evaluates the credit risk of these institutions through periodic review of their financial condition and regulatory capital position. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to maintain reserves with the Federal Reserve Bank of San Francisco (“FRB”) based on the amount of deposits held. The average amount of cash reserves required was $48.9 million, $38.0 million and $36.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. All amounts are readily convertible to cash and have maturities of less than 90 days.

Interest‑bearing Deposits in Other Banks

Interest‑bearing deposits in other banks include funds held in other financial institutions that are either fixed‑ or floating‑interest‑rate instruments including certificates of deposits. Interest income is recorded when earned and presented within other interest income in the Company’s consolidated statements of income.

Investment Securities

As of December 31, 2016 and 2015, investment securities were comprised of debt and asset‑backed securities issued by the U.S. Government, its agencies and government‑sponsored enterprises. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. All investment securities transactions are recorded on a trade‑date basis. All of the Company’s securities were categorized as available-for-sale and consisted of debt securities which the Company has the intent and ability to hold for the foreseeable future but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons. Available‑for‑sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method. Investment securities are evaluated for other‑than‑temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation.

Loans Held for Sale

The Company originates certain loans for individual sale or for sale as a pool of loans to government-sponsored enterprises. Loans held for sale are carried, on an aggregate basis, at the lower of cost or fair value. The fair value of loans held for sale is primarily determined based on quoted prices for similar loans in active markets. Net gains and losses on loan sales are recorded as a component of other noninterest income. Direct loan origination costs and fees are deferred at origination of the loan and are recognized in other noninterest income upon sale of the loan.

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income including unamortized and unaccreted deferred loan fees and costs, and cumulative net charge-offs. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs and unearned discounts and premiums, if any, are deferred and are generally accreted or amortized into interest income as yield adjustments using the interest method over the contractual life of the loan. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Leveraged leases, which are a form of direct financing leases, are carried net of non-recourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease terms by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for impairment.

Non-Performing Loans and Leases

The Company generally places a loan or lease on nonaccrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection. A charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. When the Company places a loan or lease on nonaccrual status, previously accrued and uncollected interest is reversed against interest income in the current period. When the Company receives an interest payment on a nonaccrual loan or lease, the payment is applied as a reduction of the principal balance. Nonaccrual loans and leases are generally returned to accrual status when they become current as to principal and interest and have demonstrated a sustained period of payment performance or become both well secured and in the process of collection.

Troubled Debt Restructurings

A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company offers various types of concessions when modifying a loan, including term extensions, temporary deferral of principal and temporary interest rate reductions. However, forgiveness of principal is rarely granted. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. However, if the borrower’s ability to meet the revised payment terms is uncertain, the loan remains on non-accrual status.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company’s impaired loans are primarily comprised of commercial and industrial, commercial real estate and any loans modified in a TDR, whether on accrual or nonaccrual status.

The Company individually measures impairment on commercial and industrial loans, commercial real estate loans and construction loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or, for collateral‑dependent loans, based on the fair value of the collateral less disposition costs. On a case‑by‑case basis, the Company may measure impairment based upon a loan’s observable market price. Impaired loans without a related allowance for loan and lease losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans.

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the allowance for loan and lease losses and the reserve for unfunded commitments.

Allowance for Loan and Lease Losses

The Company maintains the allowance for loan and lease losses (the “Allowance”) at a level which, in management’s judgment, is adequate to absorb probable credit losses that have been incurred in the Company’s loan and lease portfolio as of the balance sheet date. The Company’s methodology for determining an adequate and appropriate level of the Allowance takes into account many factors, including:

•	Trends in the volume and severity of delinquent loans and leases, nonaccrual loans and leases, troubled debt restructurings and other loan and lease modifications;

•	Trends in the quality of risk management and loan administration practices including findings of internal and external reviews of loans and the effectiveness of collection practices;

•	Changes in the quality of the Company’s risk identification process and loan review system;

•	Changes in lending policies and procedures including underwriting standards and collection, charge‑off and recovery practices;

•	Changes in the nature and volume of the loan and lease portfolio;

•	Changes in concentrations within the loan and lease portfolio;

•	Changes in national and local economic business conditions, including the condition of various market segments.

While the Company has a formal methodology to determine an adequate and appropriate level of the Allowance, estimates of inherent loan and lease losses involve judgment and assumptions as to various factors, including current economic conditions. Management’s determination of the adequacy of the Allowance is based on quarterly evaluations of the above factors. Accordingly, the provision for credit losses will vary from period to period based on management’s ongoing assessment of the adequacy of the Allowance.

The Allowance consists of two components, the allocated and the unallocated allowance. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. A discussion of evaluating specific loans for impairment is noted in the “Impaired Loans” section above. The Company collectively evaluates large groups or pools of smaller-balance homogeneous loans and leases such as consumer loans, residential real estate loans and small business loans. The risk assessment process includes the use of estimates to determine the inherent loss in these portfolios. The Company considers a variety of factors including, but not limited to historical loss experience, estimated defaults or foreclosures based on portfolio trends and delinquencies, and current and projected economic conditions.

The unallocated component of the Allowance recognizes the imprecision in the loan and lease loss estimation process. While the Company’s allocated reserve methodology strives to reflect all risk factors, there may still be certain unidentified risk elements. The purpose of the unallocated reserve is to capture these factors. The relationship of the unallocated component to the total Allowance may fluctuate from period to period. Management evaluates the adequacy of the total Allowance based on the combined total of the allocated and unallocated components of the Allowance.

The Allowance is increased by provisions for loan and lease losses and reduced by charge‑offs, net of recoveries. Consumer loans and leases are generally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type. Other loans and leases may be charged off to the extent they are classified as loss. Recoveries of amounts that have previously been charged off are credited to the Allowance and are generally recorded only to the extent that cash is received.

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loan commitments, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.

Provision for Loan and Lease Losses

The provision for loan and lease losses (the “Provision”) represents the amount charged against current period earnings to achieve an Allowance that, in management’s judgment, is adequate to absorb probable credit losses that have been incurred in the Company’s loan and lease portfolio as of the consolidated balance sheet date. Accordingly, the Provision will vary from period to period based on management’s ongoing assessment of the overall adequacy of the Allowance.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight‑line basis over the estimated useful lives of 10 to 39 years for premises, 4 to 10 years for equipment and the shorter of the lease term or remaining useful life for leasehold improvements.

On a periodic basis, long‑lived assets are reviewed for impairment. An impairment loss is recognized if the carrying amount of a long‑lived asset exceeds its fair value and is not recoverable. An impairment analysis is performed whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable.

Operating lease rental income for leased assets, primarily premises, is recognized on a straight‑line basis as an offset to rental expense.

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned (“OREO”) and repossessed personal property are comprised primarily of properties that the Company acquires through foreclosure proceedings. The Company values these properties at fair value less estimated costs to sell the property upon acquisition, which establishes the new cost basis. The Company charges losses arising upon the acquisition of the property against the Allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the Allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs. Any writedowns or losses from the subsequent disposition of such properties are included in other noninterest expense. Gains recognized on the sale of such properties are included in other noninterest income.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. Goodwill does not possess a finite life and is not amortized over an estimated life but rather is tested at least annually for impairment. Goodwill is subject to a two‑step impairment test. The first step compares the fair value of each reporting unit, which is an individual business segment of the Company, to its carrying amount. If the carrying amount exceeds the fair value, then the second step is performed whereby the Company assigns fair values to identifiable assets and liabilities, leaving an implied fair value for goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss is recognized. Goodwill is tested for impairment on an annual basis and when circumstances change that suggests a potential impairment. For the years ended December 31, 2016, 2015 and 2014, there was no impairment of the Company’s goodwill.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when residential real estate loans are sold and the rights to service those loans are retained.  Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value.

The Company’s mortgage servicing rights are accounted for under the amortization method and periodically assessed for impairment. The Company amortizes the mortgage servicing rights over the period of estimated net servicing income, taking into account prepayment assumptions. Any such indicated impairment is recognized in earnings during the period in which the impairment occurs. Mortgage servicing income, net of the amortization of mortgage servicing rights, is recorded as a component of other noninterest income in the consolidated statements of income and mortgage servicing rights are recorded as a component of other intangible assets on the consolidated balance sheets.

Non‑Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non‑marketable equity securities for the years ended December 31, 2016, 2015 and 2014.

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still maintain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheets, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts.

Pension and Other Postretirement Benefit Plans

The Company has a qualified noncontributory defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan, a non-qualified pension plan for eligible directors and a postretirement benefit plan providing life insurance and healthcare benefits that is offered to directors and employees, as applicable. The qualified noncontributory defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen plans. To calculate annual pension costs, management uses the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate. For all pension and postretirement benefit plans calculations, the Company uses a December 31st measurement date.

The expected long-term rate of return was based on a calculated rate of return from average rates of return on various asset classes over a 20 year historical time horizon. Using long-term historical data allows the Company to capture multiple economic environments, which management believes is relevant when using historical returns.  Net actuarial gains or losses that exceed a 5% corridor of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the year are amortized from accumulated other comprehensive income into net periodic pension cost on a straight-line basis over five years.

In estimating the projected benefit obligation, an independent actuary bases assumptions on factors such as mortality rate, turnover rate, retirement rate, disability rate and other assumptions related to the population of individuals in the pension plan. If significant actuarial gains or losses occur, the actuary reviews the demographic and economic assumptions with management, at which time the Company considers revising these assumptions based on actual results.

The Company recognizes an asset in its consolidated balance sheets for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company also measures the plans’ assets and obligations that determine its funded status as of the end of the year and recognizes those changes in other comprehensive income, net of tax.

Income Taxes

Income taxes have been recorded using the separate return method as if the Company were a separate taxpayer for all periods presented. Current income tax expense is recognized for the amount of income taxes expected to be payable or refundable for the current period, and deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Interest and penalties, if any, expected to be assessed or refunded by taxing authorities relating to an underpayment or overpayment of income taxes are accrued and recorded as part of income tax expense.

Excise tax credits relating to premises and equipment are accounted for using the flow‑through method, and the benefit is recognized in the year the asset is placed in service. General business and excise tax credits generated from the leasing portfolio, except for credits that are passed on to lessees, are recognized over the term of the lease for book purposes, but in the year placed in service for tax purposes.

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2016, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

Derivative Instruments and Hedging Activities

Derivatives are recognized on the consolidated balance sheets at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) held for trading, customer accommodation or not qualifying for hedge accounting (“free‑standing derivative instrument”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to interest rate risk are recorded in current period earnings. For a cash flow hedge, to the extent that the hedge is considered highly effective, changes in the fair value of the derivative instrument are recorded in other comprehensive income and subsequently reclassified to net income in the same period that the hedged transaction impacts net income and in the same financial statement category as the hedged item. To the extent the derivative instruments are not effective, any changes in the fair value of the derivatives are immediately recognized in noninterest income. For free‑standing derivative instruments, changes in fair values are reported in current period earnings. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as hedges to specific assets or liabilities, unrecognized firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of a hedge and on a quarterly basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of, or cash flows related to, hedged items.

Fair Value Measurements

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions that management believes market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance established a three-level fair value hierarchy that prioritizes the use of inputs used in valuation methodologies.

Management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value measurements.

Stock-Based Compensation

The Company grants stock-based awards, including restricted stock, restricted stock units and performance stock units. These awards are issued at no cost to the recipient. The fair value of restricted stock and restricted stock unit awards was based on the closing price of FHI’s common stock on the date of grant. Such awards were recognized in the Company’s consolidated statements of income on a straight-line basis over the vesting period. Recipients of performance stock units are entitled to receive shares of FHI common stock at no cost, subject to the Company’s achievement of specified performance criteria. The grant date fair value of the performance stock units was estimated using a Monte Carlo simulation model. Due to the limited trading history of FHI’s common stock, a methodology was developed whereby FHI’s expected stock volatility was based on the average historical volatility of a group of peer banks. The risk-free interest rate that was used in the valuation was that of a zero coupon U.S. Treasury note that was commensurate with the performance period.

As compensation cost is recognized, a deferred tax asset is established which represents an estimate of the future tax deduction from the release of restrictions or the achievement of performance targets. At the time that restrictions on the stock-based awards are released, the Company may be required to recognize an adjustment to income tax expense, depending on the market price of the Company’s common stock at that time.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, assuming conversion of potentially dilutive common stock equivalents.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.1 million for the year ended December 31, 2016 and $5.5 million each for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) have been issued by the Financial Accounting Standards Board (“FASB”) and are applicable to the Company in 2017 or in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance amends certain currently existing revenue recognition principles and allows for either retrospective application to all periods presented or a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. Some common services provided by financial institutions that could be in the scope of the standard include credit card interchange fees, trust and custody services, certain financial asset servicing arrangements, cash management and payment processing services and administration services for customer deposits accounts (e.g., ATM fees and wire transfer fees). This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance, including the method of implementation, will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance requires entities to no longer record excess tax benefits and tax deficiencies in additional paid-in capital. Instead, the guidance provides that such excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the income statement. This guidance also requires entities to elect whether to account for forfeitures of share-based payments by: 1) recognizing forfeitures of awards as they occur, or 2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition, as is currently required. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. The Company made an accounting policy election to recognize forfeitures of stock-based awards as they occur. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This update requires entities to record a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The Company is currently evaluating the impact this guidance, including the method of implementation, will have on its consolidated financial statements.

2. Transactions with Affiliates and Related Parties

In the normal course of business, the Company makes loans to executive officers and directors of the Company and its subsidiary and to entities and individuals affiliated with those executive officers and directors. These loans are made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with unrelated persons or, in the case of certain residential real estate loans, on terms that are widely available to employees of the Company who are not directors or executive officers.

Changes in the loans to such executive officers, directors and affiliates during 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Balance at beginning of year	$58,936	$95,494	$109,814
New loans made	36,017	14,540	26,119
Repayments	(487)	(51,098)	(40,439)
Balance at end of year	$94,466	$58,936	$95,494

The Company participates in various transactions with BWC, BOW, BNPP and its affiliates. These transactions are subject to review by the FRB, FDIC and other regulatory authorities. The transactions are required to be on terms at least as favorable to the Company as those prevailing at the time for similar non‑affiliate transactions. These transactions may include the provision of services, sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings.

The Company participates in forward and spot transactions with BOW as the counterparty. These positions as of December 31, 2016, 2015 and 2014 are summarized below along with other transactions with its related parties.

	As of December 31,
(dollars in thousands)	2016	2015	2014
Cash and due from banks	$39,408	$24	$8,491
Other assets	2,765	1,080	703
Noninterest-bearing demand deposits	(2,990)	(41,137)	(43,886)
Other liabilities	(18,709)	—	—
Interest income from affiliates	—	70	213
Interest expense to affiliates	—	(7)	(9)
Noninterest income from affiliates	7,757	8,615	7,070
Noninterest expense to affiliates	(39)	(54)	(52)
Off-balance sheet transactions:
Commitments to purchase and sell foreign currencies (1)	74	4,108	168

(1)	Represents the notional amount of derivative financial instruments that are carried on the consolidated balance sheets at fair value.

The Company does not transact in hedging or trading activities on behalf of BOW or BWC.

Expense reimbursements by BWC amounted to $24.8 million for the year ended December 31, 2016 and nil for both the years ended December 31, 2015 and 2014.

The Company has forward foreign exchange contracts with BOW that represents commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to satisfy customer demand for foreign currencies and are not used for trading purposes. Management does not anticipate any material losses as a result of these transactions.

3. Investment Securities

As of December 31, 2016 and 2015, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2016 and 2015, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of December 31, 2016 and 2015 were as follows:

	2016				2015
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$405,637	$—	$(13,164)	$392,473	$502,126	$—	$(2,150)	$499,976
Government-sponsored enterprises debt securities	249,707	16	(7,056)	242,667	96,132	16	(324)	95,824
Government agency mortgage-backed securities	190,485	—	(4,822)	185,663	56,490	—	(508)	55,982
Government-sponsored enterprises mortgage-backed securities	208,034	385	(4,034)	204,385	10,185	560	—	10,745
Non-government mortgage-backed securities	—	—	—	—	—	157	—	157
Non-government asset-backed securities	12,592	—	(9)	12,583	95,453	—	(143)	95,310
Collateralized mortgage obligations:
Government agency	3,409,822	794	(58,794)	3,351,822	2,261,526	1,984	(23,576)	2,239,934
Government-sponsored enterprises	700,338	789	(13,206)	687,921	1,046,854	724	(18,241)	1,029,337
Total available-for-sale securities	$5,176,615	$1,984	$(101,085)	$5,077,514	$4,068,766	$3,441	$(44,942)	$4,027,265

Proceeds from calls and sales of investment securities totaled $121.2 million and $825.4 million, respectively, for the year ended December 31, 2016. Proceeds from calls and sales of investment securities totaled $25.0 million and $2.5 billion, respectively, for the year ended December 31, 2015. Proceeds from sales of investment securities totaled $61.9 million for the year ended December 31, 2014. Including the 2016 sale of Visa Class B restricted shares described below, the Company recorded gross realized gains of $27.4 million, $18.8 million and $20.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded gross realized losses of $0.1 million, $6.5 million and nil for the years ended December 31, 2016, 2015 and 2014, respectively. The income tax expense related to the Company’s net realized gains on the sale of investment securities was $10.8 million, $4.9 million and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $83.0 million, $73.6 million and $64.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company did not own any non-taxable investment securities during the years ended December 31, 2016, 2015 and 2014.

The amortized cost and fair value of U.S. Treasury and government-sponsored enterprises debt securities as of December 31, 2016, by contractual maturity, are shown below. Mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2016
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$254,415	$247,083
Due after five years through ten years	400,929	388,057
	655,344	635,140

Government agency mortgage-backed securities	190,485	185,663
Government-sponsored enterprises mortgage-backed securities	208,034	204,385
Non-government asset-backed securities	12,592	12,583
Collateralized mortgage obligations:
Government agency	3,409,822	3,351,822
Government-sponsored enterprises	700,338	687,921
Total mortgage- and asset-backed securities	4,521,271	4,442,374
Total available-for-sale securities	$5,176,615	$5,077,514

At December 31, 2016, pledged securities totaled $2.7 billion, of which $2.5 billion was pledged to secure public deposits and repurchase agreements, and $209.1 million was pledged to secure other financial transactions. At December 31, 2015, pledged securities totaled $3.1 billion, of which $2.9 billion was pledged to secure public deposits and repurchase agreements, and $206.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2016 and 2015.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 158 and 120 individual securities in each category have been in a continuous loss position as of December 31, 2016 and 2015, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(13,164)	$392,473	$—	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	(7,056)	207,651	—	—	(7,056)	207,651
Government agency mortgage-backed securities	(4,822)	185,663	—	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	(4,034)	195,848	—	—	(4,034)	195,848
Non-government asset-backed securities	(3)	5,202	(6)	7,381	(9)	12,583
Collateralized mortgage obligations:
Government agency	(51,484)	2,847,103	(7,310)	233,706	(58,794)	3,080,809
Government-sponsored enterprises	(1,807)	252,065	(11,399)	279,282	(13,206)	531,347
Total available-for-sale securities with unrealized losses	$(82,370)	$4,086,005	$(18,715)	$520,369	$(101,085)	$4,606,374

	Time in Continuous Loss as of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(2,150)	$499,976	$—	$—	$(2,150)	$499,976
Government-sponsored enterprises debt securities	(324)	70,808	—	—	(324)	70,808
Government agency mortgage-backed securities	(508)	55,982	—	—	(508)	55,982
Non-government asset-backed securities	(143)	95,310	—	—	(143)	95,310
Collateralized mortgage obligations:
Government agency	(11,423)	1,428,423	(12,153)	354,335	(23,576)	1,782,758
Government-sponsored enterprises	(3,132)	532,122	(15,109)	354,987	(18,241)	887,109
Total available-for-sale securities with unrealized losses	$(17,680)	$2,682,621	$(27,262)	$709,322	$(44,942)	$3,391,943

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

The term other than temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At December 31, 2016 and 2015, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of December 31, 2016 and 2015, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the years ended December 31, 2016 and 2015.

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

During the year ended December 31, 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. See “Note 17. Derivative Financial Instruments” for more information.

The Company held approximately 120,000 Visa Class B shares as of December 31, 2016 and 394,000 Visa Class B shares as of December 31, 2015. These shares continued to be carried at $0 cost basis during each of the respective periods.

4. Loans and Leases

As of December 31, 2016 and 2015, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$3,239,600	$3,057,455
Real estate:
Commercial	2,343,495	2,164,448
Construction	450,012	367,460
Residential	3,796,459	3,532,427
Total real estate	6,589,966	6,064,335
Consumer	1,510,772	1,401,561
Lease financing	180,040	198,679
Total loans and leases	$11,520,378	$10,722,030

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $23.8 million and $17.2 million at December 31, 2016 and 2015, respectively.

As of December 31, 2016, residential real estate loans totaling $2.1 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $935.7 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2015, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $814.2 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.1 million and $11.3 million at December 31, 2016 and 2015, respectively.

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

The Company’s leasing activities consist primarily of leasing automobiles and commercial equipment. Lessees are responsible for all maintenance, taxes and insurance on the leased property.

The following lists the components of the net investment in financing leases:

	December 31,
(dollars in thousands)	2016	2015
Total minimum lease payments to be received	$205,389	$228,280
Estimated residual values of leased property	4,509	4,465
Unearned income	(29,858)	(34,066)
Net investment in financing leases	$180,040	$198,679

At December 31, 2016, the schedule of future minimum lease payments to be received was as follows:

Minimum Lease
(dollars in thousands)	Payments
Year ending December 31:
2017	$53,271
2018	22,390
2019	17,449
2020	12,163
2021	7,559
Thereafter	92,557
Total	$205,389

The Company is the lessor in various leveraged lease agreements under which light rail equipment with estimated economic lives ranging from 25 to 34 years are leased for terms up to 26 years. The Company’s equity investment typically represents approximately 20% of the purchase price, with the remaining percentage being furnished by third‑party financing in the form of long‑term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the asset is estimated at the beginning of the lease based on appraisals and other methods and is reviewed at least annually for impairment. At the end of the lease term, the lessee generally has the option of purchasing the asset or returning the asset to the Company. In some cases, other end‑of‑lease options may be available. Most of the Company’s leveraged leases contain an early buyout option allowing the lessee to purchase the asset and terminate the lease at a specified date during the lease term. For income tax purposes, the Company generally retains the tax benefit of depreciation and amortization on the leased property and interest deductions on the related long‑term debt. During the early years of the lease, tax deductions generally exceed lease rental income, resulting in reduced income tax payments. In the later years of the lease, rental income will exceed the deductions, resulting in higher income taxes payable. Deferred taxes are provided to reflect this timing difference in accordance with ASC 840. The majority of the Company’s leveraged leases are commonly referred to as Lease‑In, Lease‑Out and Sale‑In, Lease‑Out leases for which the Company and the Internal Revenue Service entered into binding settlement agreements in prior years. The effects of the settlements have been accounted for in accordance with ASC 840. In general, the settlement agreement accelerated taxable income into the earlier years of the lease and reduced the taxable income recognized in the later years of the lease, thereby lessening the timing benefit described above.

The Company’s net investment in leveraged leases, which is included in lease financing, was comprised of the following:

	December 31,
(dollars in thousands)	2016	2015
Rentals receivable, net of principal and interest on non-recourse debt	$91,366	$107,059
Unearned and deferred income	(21,416)	(23,609)
Investment in leveraged leases	69,950	83,450
Deferred taxes arising from leveraged leases	(21,413)	(28,087)
Net investment in leveraged leases	$48,537	$55,363

Pretax income from leveraged leases amounted to $2.2 million, $3.0 million and $7.2 million, and the related income tax expense was $0.9 million, $1.2 million and $2.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016 and 2015, remaining loan and lease commitments were comprised of the following:

	December 31,
(dollars in thousands)	2016	2015
Commercial and industrial	$2,185,810	$2,262,712
Real estate:
Commercial	88,331	46,812
Construction	434,406	480,926
Residential	953,781	953,984
Total real estate	1,476,518	1,481,722
Consumer	1,459,467	1,448,336
Lease financing	16	104
Total loan and lease commitments	$5,121,811	$5,192,874

5. Allowance for Loan and Lease Losses

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

Unallocated Allowance

The Company’s Allowance incorporates an unallocated portion to cover risk factors and events that may have occurred as of the evaluation date that have not been reflected in the risk measures utilized due to inherent limitations in the precision of the estimation process. These risk factors, in addition to past and current events based on facts at the consolidated balance sheet date and realistic courses of action that management expects to take, are assessed in determining the level of unallocated allowance.

The Allowance was comprised of the following:

	Year Ended December 31, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(348)	—	—	—	(799)	(18,791)	—	(19,938)
Recoveries	251	3,329	—	2	1,358	6,408	—	11,348
Increase (decrease) in Provision	(799)	(3,370)	720	(43)	(3,222)	12,386	2,928	8,600
Balance at end of year	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Individually evaluated for impairment	380	7	—	—	705	—	—	1,092
Collectively evaluated for impairment	32,749	18,441	4,513	847	42,731	28,388	6,733	134,402
Loans and leases:
Individually evaluated for impairment	$27,572	$12,545	$—	$153	$19,158	$—	$—	$59,428
Collectively evaluated for impairment	3,212,028	2,330,950	450,012	179,887	3,777,301	1,510,772	—	11,460,950
Balance at end of year	$3,239,600	$2,343,495	$450,012	$180,040	$3,796,459	$1,510,772	$—	$11,520,378

	Year Ended December 31, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$31,835	$16,320	$4,725	$1,089	$44,858	$27,041	$8,931	$134,799
Charge-offs	(866)	—	—	—	(618)	(18,312)	—	(19,796)
Recoveries	940	1,115	—	3	2,198	6,325	—	10,581
Increase (decrease) in Provision	2,116	1,054	(932)	(204)	(339)	13,331	(5,126)	9,900
Balance at end of year	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Individually evaluated for impairment	—	—	—	—	592	—	—	592
Collectively evaluated for impairment	34,025	18,489	3,793	888	45,507	28,385	3,805	134,892
Loans and leases:
Individually evaluated for impairment	$15,845	$5,787	$—	$181	$22,334	$—	$—	$44,147
Collectively evaluated for impairment	3,041,610	2,158,661	367,460	198,498	3,510,093	1,401,561	—	10,677,883
Balance at end of year	$3,057,455	$2,164,448	$367,460	$198,679	$3,532,427	$1,401,561	$—	$10,722,030

	Year Ended December 31, 2014
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$34,026	$16,606	$4,702	$1,078	$42,028	$25,589	$9,210	$133,239
Charge-offs	(2,298)	—	—	—	(1,086)	(15,291)	—	(18,675)
Recoveries	1,387	207	—	57	1,470	6,014	—	9,135
Increase (decrease) in Provision	(1,280)	(493)	23	(46)	2,446	10,729	(279)	11,100
Balance at end of year	$31,835	$16,320	$4,725	$1,089	$44,858	$27,041	$8,931	$134,799
Individually evaluated for impairment	571	52	—	—	740	—	—	1,363
Collectively evaluated for impairment	31,264	16,268	4,725	1,089	44,118	27,041	8,931	133,436
Loans and leases:
Individually evaluated for impairment	$16,662	$6,403	$4,579	$187	$31,388	$—	$—	$59,219
Collectively evaluated for impairment	2,680,480	2,041,062	465,482	244,111	3,306,633	1,226,603	—	9,964,371
Balance at end of year	$2,697,142	$2,047,465	$470,061	$244,298	$3,338,021	$1,226,603	$—	$10,023,590

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

The credit risk profiles by internally assigned grade for loans and leases as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,166,304	$2,298,839	$445,149	$179,345	$6,089,637
Special mention	41,719	23,859	3,789	368	69,735
Substandard	29,811	20,797	1,074	174	51,856
Doubtful	1,766	—	—	153	1,919
Total	$3,239,600	$2,343,495	$450,012	$180,040	$6,213,147

	December 31, 2015
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,995,180	$2,119,933	$366,695	$198,296	$5,680,104
Special mention	46,097	24,695	765	28	71,585
Substandard	12,220	19,682	—	174	32,076
Doubtful	3,958	138	—	181	4,277
Total	$3,057,455	$2,164,448	$367,460	$198,679	$5,788,042

There were no loans and leases graded as Loss as of December 31, 2016 and 2015.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,778,070	$240,185	$906,829	$340,801	$5,265,885
Nonperforming and delinquent	18,389	3,327	15,927	3,703	41,346
Total	$3,796,459	$243,512	$922,756	$344,504	$5,307,231

	December 31, 2015
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,507,756	$236,207	$794,692	$350,962	$4,889,617
Nonperforming and delinquent	24,671	2,691	13,265	3,744	44,371
Total	$3,532,427	$238,898	$807,957	$354,706	$4,933,988

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

The aging analyses of past due loans and leases as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$720	$163	$449	$1,332	$3,235,538	$3,236,870	$2,730	$3,239,600
Commercial real estate	475	—	—	475	2,343,020	2,343,495	—	2,343,495
Construction	—	—	—	—	450,012	450,012	—	450,012
Lease financing	—	—	83	83	179,804	179,887	153	180,040
Residential	9,907	1,069	866	11,842	3,778,070	3,789,912	6,547	3,796,459
Consumer	17,626	3,460	1,870	22,956	1,487,816	1,510,772	—	1,510,772
Total	$28,728	$4,692	$3,268	$36,688	$11,474,260	$11,510,948	$9,430	$11,520,378

	December 31, 2015
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$198	$72	$2,496	$2,766	$3,050,731	$3,053,497	$3,958	$3,057,455
Commercial real estate	—	190	161	351	2,163,959	2,164,310	138	2,164,448
Construction	—	—	—	—	367,460	367,460	—	367,460
Lease financing	41	—	174	215	198,283	198,498	181	198,679
Residential	10,143	1,447	737	12,327	3,507,756	3,520,083	12,344	3,532,427
Consumer	15,191	3,056	1,454	19,701	1,381,860	1,401,561	—	1,401,561
Total	$25,573	$4,765	$5,022	$35,360	$10,670,049	$10,705,409	$16,621	$10,722,030

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$22,404	$22,608	$—
Commercial real estate	11,598	11,598	—
Lease financing	153	153	—
Residential	9,608	10,628	—
Total	$43,763	$44,987	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,168	$5,624	$380
Commercial real estate	947	947	7
Residential	9,550	9,831	705
Total	$15,665	$16,402	$1,092
Total impaired loans:
Commercial and industrial	$27,572	$28,232	$380
Commercial real estate	12,545	12,545	7
Lease financing	153	153	—
Residential	19,158	20,459	705
Total	$59,428	$61,389	$1,092

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$15,845	$16,516	$—
Commercial real estate	5,787	5,853	—
Lease financing	181	181	—
Residential	15,247	16,692	—
Total	$37,060	$39,242	$—
Impaired loans with a related allowance recorded:
Residential	$7,087	$7,140	$592
Total	$7,087	$7,140	$592
Total impaired loans:
Commercial and industrial	$15,845	$16,516	$—
Commercial real estate	5,787	5,853	—
Lease financing	181	181	—
Residential	22,334	23,832	592
Total	$44,147	$46,382	$592

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31, 2016
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$25,676	$925
Commercial real estate	9,304	704
Construction	113	—
Lease financing	170	5
Residential	12,289	756
Total	$47,552	$2,390
Impaired loans with a related allowance recorded:
Commercial and industrial	$1,430	$643
Commercial real estate	381	46
Residential	8,497	415
Total	$10,308	$1,104
Total impaired loans:
Commercial and industrial	$27,106	$1,568
Commercial real estate	9,685	750
Construction	113	—
Lease financing	170	5
Residential	20,786	1,171
Total	$57,860	$3,494

	Year Ended
	December 31, 2015
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$16,666	$317
Commercial real estate	6,516	444
Lease financing	186	—
Residential	18,518	292
Total	$41,886	$1,053
Impaired loans with a related allowance recorded:
Residential	6,889	258
Total	$6,889	$258
Total impaired loans:
Commercial and industrial	$16,666	$317
Commercial real estate	6,516	444
Lease financing	186	—
Residential	25,407	550
Total	$48,775	$1,311

	Year Ended
	December 31, 2014
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$13,556	$1,691
Commercial real estate	5,095	250
Construction	7,314	207
Lease financing	77	—
Residential	24,437	550
Total	$50,479	$2,698
Impaired loans with a related allowance recorded:
Commercial and industrial	$1,917	$—
Commercial real estate	1,400	83
Residential	9,100	274
Total	$12,417	$357
Total impaired loans:
Commercial and industrial	$15,473	$1,691
Commercial real estate	6,495	333
Construction	7,314	207
Lease financing	77	—
Residential	33,537	824
Total	$62,896	$3,055

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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Number
	of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	7	$14,933	$377
Commercial real estate	6	9,709	7
Residential	12	5,159	234
Total	25	$29,801	$618

	Year Ended December 31, 2015
	Number
	of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	5	$11,888	$—
Commercial real estate	4	5,649	—
Residential	21	11,906	592
Total	30	$29,443	$592

	Year Ended December 31, 2014
	Number
	of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	5	$13,791	$—
Commercial real estate	6	4,529	52
Construction	2	4,579	—
Residential	30	17,028	740
Total	43	$39,927	$792
(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through temporary interest-only payments or reduced payments.

The Company had total remaining loan and lease commitments of $5.1 billion as of December 31, 2016 and $5.2 billion as of December 31, 2015. Of the $5.1 billion at December 31, 2016, there were commitments of $6.9 million related to borrowers who had loan terms modified in a TDR. Of the $5.2 billion at December 31, 2015, there were no commitments to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2016		2015		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial (2)	—	$—	3	$6,153	1	$299
Commercial real estate (3)	1	1,399	—	—	—	—
Residential (4)	—	—	7	2,281	7	2,490
Total	1	$1,399	10	$8,434	8	$2,789

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)

In 2015, all three commercial and industrial loans that subsequently defaulted were refinanced. In 2014, the commercial and industrial loan that subsequently defaulted was modified by extending the maturity date.

(3)	In 2016, the commercial real estate loan that subsequently defaulted was modified by extending the maturity date.
(4)	In 2015 and 2014, all 7 residential real estate loans that subsequently defaulted were modified by reducing interest rates, increasing amortizations, and deferring principal payments.

Foreclosure Proceedings

There was one residential mortgage loan of $0.5 million collateralized by real estate property that was modified in a TDR that was in the process of foreclosure at December 31, 2016 and four that were in process of foreclosure at December 31, 2015 totaling $1.3 million.

Foreclosed Property

Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.3 million at December 31, 2016. There were no holdings of real estate properties from foreclosed TDRs at December 31, 2015.

6. Premises and Equipment

At December 31, 2016 and 2015, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2016	2015
Buildings	$279,563	$277,133
Furniture and equipment	76,832	74,965
Land	89,164	89,164
Leasehold improvements	52,657	48,969
Total premises and equipment	498,216	490,231
Less: Accumulated depreciation and amortization	197,428	185,127
Net book value	$300,788	$305,104

Depreciation and amortization expenses included in occupancy and equipment expenses for 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Occupancy	$8,901	$9,039	$8,540
Equipment	5,898	5,507	4,584
Total	$14,799	$14,546	$13,124

The Company, as a lessor, leases certain properties that it owns. The cost and accumulated depreciation related to leased properties were $292.5 million and $122.9 million, respectively, as of December 31, 2016, and $290.2 million and $115.5 million, respectively, as of December 31, 2015.

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push‑down accounting treatment.

The Company performs impairment testing of goodwill, an infinite‑lived intangible asset, as required under ASC 350 on an annual basis or when circumstances change that indicate that a potential impairment may have occurred. Goodwill impairment testing is performed at the reporting unit level, equivalent to one level below a business segment. The Company has two reporting units that were assigned goodwill: Retail Banking and Commercial Banking. No impairment of goodwill was noted for the years ended December 31, 2016, 2015 and 2014. The Company’s estimates of fair value of the reporting units were based upon factors such as projected future cash flows, discount rates and other assumptions that require significant judgment. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates.

The carrying amount of goodwill reported in the Company’s reporting units as of December 31, 2016 and 2015 were as follows:

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2016	$687,492	$308,000	$995,492
December 31, 2015	687,492	308,000	995,492

Other Intangible Assets

Finite‑lived intangible assets consist of mortgage servicing rights (“MSRs”). Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of consumer loans serviced for others was $2.7 billion and $3.2 billion for the years ended December 31, 2016 and 2015, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $7.7 million, $8.7 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization of MSRs was $4.7 million, $5.5 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated future amortization expense for MSRs over the next five years is as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2017	$2,435
2018	2,124
2019	1,863
2020	1,637
2021	1,436

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2016	2015
Gross carrying amount	$56,544	$56,479
Accumulated amortization	39,735	35,044
Net carrying value	$16,809	$21,435

The following table presents changes in amortized MSRs for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2016	2015
Balance at beginning of year	$21,435	$25,191
Originations	65	1,786
Amortization	(4,691)	(5,542)
Balance at end of year	$16,809	$21,435
Fair value of amortized MSRs at end of year	$25,160	$29,676
Balance of loans serviced for others	$2,702,489	$3,220,865

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2016, 2015 and 2014.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	2016				2015
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	8.61%	-	18.01%	9.16%	8.54%	-	16.50%	9.20%
Life in years (of the MSR)	3.75	-	7.26	6.19	3.89	-	7.42	6.36
Weighted-average coupon rate	3.99%	-	6.87%	4.06%	4.02%	-	7.02%	4.08%
Discount rate	10.46%	-	10.52%	10.50%	10.50%	-	10.52%	10.50%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $12.9 million and $16.0 million in affordable housing and other tax credit investment partnership interest as of December 31, 2016 and 2015, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $3.5 million, $3.3 million and $3.1 million of tax credits during the years ended December 31, 2016, 2015 and 2014, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non‑publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a 5‑year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long‑term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock at both December 31, 2016 and 2015 was $10.1 million and was included in other assets on the consolidated balance sheets.

8. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest as of December 31, 2016 and 2015 included pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity, automated clearing house (“ACH”) transactions and interest rate swaps.

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

The carrying amounts of the assets pledged as collateral as of December 31, 2016 and 2015 were:

(dollars in thousands)	2016	2015
Public deposits	$2,521,761	$2,704,686
Federal Home Loan Bank	2,097,233	2,537,665
Federal Reserve Bank	935,672	814,177
Repurchase agreements	10,066	237,699
ACH transactions	152,394	151,330
Interest rate swaps	30,399	29,436
Total	$5,747,525	$6,474,993

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of December 31, 2016 and 2015. In addition, no debt was extinguished by in-substance defeasance.

A disaggregation of the gross amount of recognized liabilities for repurchase agreements by the class of collateral pledged as of December 31, 2016 and 2015 was as follows:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Government agency collateralized mortgage obligations	$1,200	$—	$4,951	$6,151
Government-sponsored enterprises mortgage-backed securities	—	2,000	1,000	3,000
Gross amount of recognized liabilities for repurchase agreements in Note 10	$1,200	$2,000	$5,951	$9,151

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Non-government asset-backed securities	$92	$92	$—	$184
Collateralized mortgage obligations:
Government agency	768	—	170,669	171,437
Government-sponsored enterprises	5,340	4,908	34,282	44,530
Gross amount of recognized liabilities for repurchase agreements in Note 10	$6,200	$5,000	$204,951	$216,151

9. Deposits

As of December 31, 2016 and 2015, deposits were categorized as interest-bearing or noninterest-bearing as follows:

	December 31,
(dollars in thousands)	2016	2015
U.S.:
Interest-bearing	$10,129,958	$10,111,319
Noninterest-bearing	5,399,212	4,801,370
Foreign:
Interest-bearing	671,957	618,776
Noninterest-bearing	593,405	530,459
Total deposits	$16,794,532	$16,061,924

The following table presents the maturity distribution of time certificates of deposits as of December 31, 2016:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$172,846	$1,538,154	$1,711,000
Over three through six months	199,920	543,355	743,275
Over six through twelve months	396,636	269,442	666,078
2018	93,774	80,186	173,960
2019	139,366	41,338	180,704
2020	89,773	32,910	122,683
2021	100,008	40,877	140,885
Thereafter	11	—	11
Total	$1,192,334	$2,546,262	$3,738,596

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.5 billion and $2.6 billion as of December 31, 2016 and 2015, respectively. Overdrawn deposit accounts are classified as loans and totaled $1.5 million and $3.0 million at December 31, 2016 and 2015, respectively.

10. Short-Term Borrowings

At December 31, 2016 and 2015, short-term borrowings were comprised of the following:

(dollars in thousands)	2016	2015
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	9,151	216,151
Total short-term borrowings	$9,151	$216,151

The table below provides selected information for short-term borrowings for the years ended December 31, 2016, 2015 and 2014:

(dollars in thousands)	2016	2015	2014
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$—	$8,000	$103,000
Average outstanding balance	$610	$4,727	$22,011
Weighted-average interest rate paid	0.25%	0.05%	0.05%
Securities sold under agreements to repurchase:
Weighted-average interest rate at December 31,	0.54%	0.11%	0.05%
Highest month-end balance	$235,451	$520,740	$558,500
Average outstanding balance	$112,937	$376,902	$455,646
Weighted-average interest rate paid	0.17%	0.05%	0.05%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the identical securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. At December 31, 2016, the weighted-average remaining maturity of these agreements was 349 days, with maturities as follows:

Amount
(dollars in thousands)	Maturing
Less than 30 days	$1,200
30 through 90 days	2,000
Over 90 days	5,951
Total	$9,151

At December 31, 2016, the Company had $670.0 million, $1.7 billion, and $686.7 million in lines of credit available from other U.S. financial institutions, the FHLB, and the FRB, respectively. None of the lines available were drawn upon as of December 31, 2016.

11. Long‑Term Debt

Long‑term debt consisted of the following at December 31, 2016 and 2015:

	December 31,
(dollars in thousands)	2016	2015
Capital lease (1)	$41	$48
Total long-term debt	$41	$48

(1)	Interest is payable monthly.

At December 31, 2016 and 2015, the Company had a capital lease obligation with a 6.78% interest rate that matures in 2021.

At December 31, 2016, future contractual principal payments on long‑term debt were as follows:

Principal
(dollars in thousands)	Payments
Year ending December 31:
2017	$7
2018	8
2019	8
2020	9
2021	9
Total	$41

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the change in stockholders’ equity from all transactions other than those with stockholders, and is comprised of net income and other comprehensive income (loss). The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Year ended December 31, 2016
Pension and other benefits:
Net actuarial losses arising during the year	(12,666)	5,004	(7,662)
Prior service credit	(429)	169	(260)
Amortization of net loss included in net income	7,629	(3,012)	4,617
Change due to the Reorganization Transactions	(81)	32	(49)
Net change in pension and other benefits	(5,547)	2,193	(3,354)
Investment securities:
Unrealized net losses arising during the year	(30,323)	11,974	(18,349)
Reclassification of net gains to net income:
Investment securities gains, net	(27,277)	10,774	(16,503)
Net change in unrealized losses on investment securities	(57,600)	22,748	(34,852)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	2,397	(943)	1,454
Net change in unrealized gains on cash flow derivative hedges	2,397	(943)	1,454
Other comprehensive loss	(60,750)	23,998	(36,752)
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2014	$(85,048)	$33,591	$(51,457)
Year ended December 31, 2015
Pension and other benefits:
Net actuarial gains arising during the year	5,322	(2,102)	3,220
Prior service credit	(429)	169	(260)
Amortization of net loss included in net income	9,960	(3,934)	6,026
Net change in pension and other benefits	14,853	(5,867)	8,986
Investment securities:
Unrealized net losses arising during the year	(3,503)	1,384	(2,119)
Reclassification of net gains to net income:
Investment securities gains, net	(12,321)	4,867	(7,454)
Net change in unrealized losses on investment securities	(15,824)	6,251	(9,573)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	1,684	(665)	1,019
Reclassification of net realized gains included in net income	(387)	153	(234)
Net change in unrealized gains on cash flow derivative hedges	1,297	(512)	785
Other comprehensive income	326	(128)	198
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2013	$(75,640)	$29,875	$(45,765)
Year ended December 31, 2014
Pension and other benefits:
Net actuarial losses arising during the year	(34,877)	13,776	(21,101)
Prior service cost	2,196	(867)	1,329
Amortization of net loss included in net income	5,163	(2,039)	3,124
Net change in pension and other benefits	(27,518)	10,870	(16,648)
Investment securities:
Unrealized net losses arising during the year	(1,308)	517	(791)
Reclassification of net losses to net income:
Investment securities gains, net	20,822	(8,225)	12,597
Net change in unrealized gains on investment securities	19,514	(7,708)	11,806
Cash flow derivative hedges:
Unrealized net losses on cash flow derivative hedges arising during the year	(1,404)	554	(850)
Net change in unrealized losses on cash flow derivative hedges	(1,404)	554	(850)
Other comprehensive loss	(9,408)	3,716	(5,692)
Accumulated other comprehensive loss at December 31, 2014	$(85,048)	$33,591	$(51,457)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

			Unrealized	Total
	Pensions	Unrealized	Gains	Accumulated
	and	Gains (Losses)	(Losses) on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Year Ended December 31, 2016
Balance at beginning of year	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive income (loss)	(3,354)	(34,852)	1,454	(36,752)
Balance at end of year	$(30,237)	$(59,958)	$2,184	$(88,011)

Year Ended December 31, 2015
Balance at beginning of year	$(35,869)	$(15,533)	$(55)	$(51,457)
Other comprehensive income (loss)	8,986	(9,573)	785	198
Balance at end of year	$(26,883)	$(25,106)	$730	$(51,259)

Year Ended December 31, 2014
Balance at beginning of year	$(19,221)	$(27,339)	$795	$(45,765)
Other comprehensive income (loss)	(16,648)	11,806	(850)	(5,692)
Balance at end of year	$(35,869)	$(15,533)	$(55)	$(51,457)

At December 31, 2016 and 2015, there were no non-credit other-than-temporary impairment losses on securities available for sale.

13. Regulatory Capital Requirements

Federal and state laws and regulations limit the amount of dividends the Company may declare or pay. The Company depends primarily on dividends from FHB as the source of funds for the Company’s payment of dividends.

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

The following provides definitions for the regulatory risk‑based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance:

Risk‑Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On‑ and off‑balance sheet items are weighted for risk, with off‑balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk‑adjusted weight. The off‑balance sheet items comprise a minimal part of the overall calculation.

Common Equity Tier 1 Risk‑Based Capital Ratio — The CET1 risk‑based capital ratio is calculated as CET1 capital, divided by risk‑weighted assets. CET1 is the sum of equity, adjusted for ineligible goodwill as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other benefit losses.

Tier 1 Risk‑Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk‑weighted assets.

Total Risk‑Based Capital Ratio — The total risk‑based capital ratio is calculated as the sum of Tier 1 capital and an allowable amount of the reserve for credit losses (limited to 1.25 percent of risk‑weighted assets), divided by risk‑weighted assets.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2016 and 2015:

	First Hawaiian, Inc.		First Hawaiian		Minimum	Well-
	and Subsidiary		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2016:
Common equity tier 1 capital to risk-weighted assets	$1,569,004	12.75%	$1,533,056	12.51%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,569,004	12.75%	1,533,063	12.51%	6.00%	8.00%
Total capital to risk-weighted assets	1,705,098	13.85%	1,669,157	13.62%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,569,004	8.36%	1,533,063	8.19%	4.00%	5.00%

December 31, 2015:
Common equity tier 1 capital to risk-weighted assets	$1,792,701	15.31%	$1,782,961	15.24%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,792,708	15.31%	1,782,968	15.24%	6.00%	8.00%
Total capital to risk-weighted assets	1,928,792	16.48%	1,919,052	16.40%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,792,708	9.84%	1,782,968	9.80%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC.

A new capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2016, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since December 31, 2016, to change the capital category of the Company or the Bank.

14. Leases

Operating lease rental income for leased assets is recognized on a straight‑line basis and amounted to $9.7 million,  $9.4 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Related depreciation expense for owned properties is recorded in occupancy expense on a straight‑line basis over the properties’ estimated useful lives.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2016:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2017	$9,643
2018	9,136
2019	8,620
2020	8,617
2021	8,308
Thereafter	22,589
Total	$66,913

The Company, as lessee, is obligated under a number of noncancelable operating leases for premises and equipment with terms, including renewal options, up to 48 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Under the premises leases, the Company is usually required to pay real property taxes, insurance and maintenance.

Rental expense, net of sublease income, was as follows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Rental expense charged to occupancy	$8,689	$8,698	$8,373
Less: sublease income	1,303	1,588	1,464
Net rental expense charged to occupancy	7,386	7,110	6,909
Rental expense charged to equipment expense	326	383	382
Total	$7,712	$7,493	$7,291

The following table presents future minimum rental expense under leases with terms in excess of one year as of December 31, 2016:

	Operating	Less	Net
	Lease	Sublease	Lease
(dollars in thousands)	Payments	Income	Payments
Year ending December 31:
2017	$9,209	$1,226	$7,983
2018	7,812	963	6,849
2019	7,377	772	6,605
2020	6,106	772	5,334
2021	4,547	760	3,787
Thereafter	46,643	5	46,638
Total	$81,694	$4,498	$77,196

15. Benefit Plans

Qualified Pension Plan

The Company participates in BancWest’s employee retirement plan (“ERP”), a qualified noncontributory defined benefit pension plan that was frozen as of December 31, 1995, for the Company’s employees. As a result of that freeze, there are no further benefit accruals for the Company’s employees. However, employees retain rights to the benefits accrued as of the date of freeze. During 2016, the board of directors of BancWest agreed to spin off the assets and liabilities attributable to BOW participants under BancWest’s ERP to another defined benefit pension plan sponsored by BOW. To meet the requirements of Section 414(I) of the Internal Revenue Code, the ratio of assets to liabilities after the spinoff must be the same for each plan. As a result, the Company made a contribution to the ERP of $26.0 million prior to the spinoff of the assets and liabilities attributable to the BOW participants in December 2016. The ERP was renamed as the Employees’ Retirement Plan of First Hawaiian Inc.

No contributions to the pension trust are expected to be made during 2017 for the Company’s participants in the ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

Nonqualified Pension and Other Postretirement Benefit Plans

The Company also sponsors an unfunded supplemental executive retirement plan for certain key executives (“SERP”). In addition, the Company sponsors a directors’ retirement plan (“Directors’ Plan”), a non‑qualified pension plan for eligible FHI and FHB directors that qualify for retirement benefits based on their years of service as a director. Both the SERP and the Directors’ Plan were frozen as of January 1, 2005 to new participants.

A postretirement benefit plan is also offered to eligible employees that provides life insurance and healthcare benefits upon retirement. The Company provides access to medical coverage for eligible retirees under age 65 at active employee premium rates and a monthly stipend to both retiree and retiree’s spouse after age 65. The Company covers the full cost of life insurance benefits for employees retiring on or before December 31, 2014. The Company discontinued providing this benefit effective January 1, 2015.

The Company expects to contribute $7.9 million to its non‑qualified defined benefit pension plans, the SERP and Directors’ Plan, and $1.2 million to its postretirement medical and life insurance plans in 2017. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2017.

Defined Contribution Plans:

401(k) Match Plan

The Company matched employee contributions to the BancWest Corporation 401(k) Savings Plan, a qualified defined contribution plan, up to 5% of the employee’s pay in 2016 and 2015. The plan covers all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The matching employer contributions to the 401(k) plan for the years ended December 31, 2016, 2015 and 2014 were $4.3 million, $4.1 million and $3.9 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Incentive Plan for Key Executives

The Company has an Incentive Plan for Key Executives (the “IPKE”), under which awards of cash are paid to key executives. The IPKE limits the aggregate and individual value of the awards that could be issued in any one fiscal year. IPKE expense totaled $13.3 million, $12.7 million and $10.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Long‑Term Incentive Plan

The Company has a Long-Term Incentive Plan (the “LTIP”) designed to reward selected key executives for their individual performance and the Company’s performance measured over multi-year performance cycles. Awards related to the three-year performance prior to January 1, 2016 were paid and settled in cash. However, the LTIP was amended and restated during the year ended December 31, 2016 to provide for awards to be equity-based effective with the three-year performance period beginning on January 1, 2016.

LTIP expense of $9.3 million, $5.6 million and $5.4 million was recognized in the years ended December 31, 2016, 2015 and 2014, respectively, and are included in salaries and employee benefits within the consolidated statements of income. See “Note 20, Stock-Based Compensation,” for more information related to the equity-based awards under the amended and restated LTIP.

The following table details the amounts recognized in other comprehensive income during the years presented. Pension benefits include benefits from the qualified and non‑qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2016	2015	2014	2016	2015	2014
Amounts arising during the year:
Net loss on pension assets	$3,350	$3,700	$(1,677)	$—	$—	$—
Net loss (gain) on pension obligations	9,653	(8,004)	35,083	(337)	(1,018)	1,471
Prior service credit	—	—	—	—	—	(2,196)
Change due to the Reorganization Transactions	81	—	—	—	—	—
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net loss	(7,629)	(9,928)	(5,163)	—	(32)	—
Prior service credit	—	—	—	429	429	—
Amount recognized in other comprehensive income	$5,455	$(14,232)	$28,243	$92	$(621)	$(725)

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2016 and 2015:

	Pension Benefits		Other Benefits
(dollars in thousands)	2016	2015	2016	2015
Net actuarial loss	$51,034	$45,579	$282	$619
Prior service credit	—	—	(1,338)	(1,767)
Total, pretax effect	51,034	45,579	(1,056)	(1,148)
Tax impact	(20,158)	(18,001)	417	453
Ending balance in accumulated other comprehensive loss	$30,876	$27,578	$(639)	$(695)

The following table provides the amounts within accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2017:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
Amortization of prior service credit	$—	$(429)
Amortization of net actuarial loss	7,996	—
Total to be recognized in 2017	$7,996	$(429)

The following tables summarize the changes to projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2016	2015	2016	2015
Benefit obligation at beginning of year	$203,384	$215,684	$19,687	$19,608
Service cost	944	809	697	734
Interest cost	8,784	8,681	812	770
Actuarial (gain) loss	9,653	(8,004)	(337)	(1,019)
Benefit payments	(14,061)	(13,786)	(430)	(406)
Change due to the Reorganization Transactions	703	—	—	—
Benefit obligation at end of year	$209,407	$203,384	$20,429	$19,687

	Pension Benefits		Other Benefits
(dollars in thousands)	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$89,161	$96,528	$—	$—
Actual return on plan assets	1,348	478	—	—
Contributions by the employer	25,953	—	—	—
Benefit payments from trust	(7,912)	(7,845)	—	—
Fair value of plan assets at end of year	$108,550	$89,161	$—	$—

The following table summarizes the funded status of the Company’s portion of the plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2016 and 2015:

	Pension Benefits		Other Benefits
(dollars in thousands)	2016	2015	2016	2015
Pension assets for overfunded plans	$11,618	$—	$—	$—
Pension liabilities for underfunded plans	(112,475)	(114,223)	(20,429)	(19,687)
Funded status	$(100,857)	$(114,223)	$(20,429)	$(19,687)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2016 and 2015:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Projected benefit obligation	$96,859	$98,261	$112,548	$105,123	$209,407	$203,384
Accumulated benefit obligation	96,859	98,261	110,298	102,173	207,157	200,434
Fair value of plan assets	108,550	89,161	—	—	108,550	89,161
Overfunded (underfunded) portion of PBO/ABO	11,691	(9,100)	(112,548)	(105,123)	(100,857)	(114,223)

The Company recognizes the overfunded and underfunded status of its pension plans as an asset and liability in the consolidated balance sheets.

Unrecognized net gains or losses that exceed 5% of the greater of the PBO or the market value of plan assets as of the beginning of the year are amortized on a straight‑line basis over five years in accordance with ASC 715. Amortization of the unrecognized net gain or loss is included as a component of net periodic pension cost. If amortization results in an amount less than the minimum amortization required under GAAP, the minimum required amount is recorded.

The following table summarizes the change in net actuarial loss and amortization for the years ended December 31, 2016 and 2015:

	Pension Benefits		Other Benefits
(dollars in thousands)	2016	2015	2016	2015
Net actuarial loss at beginning of year	$45,579	$59,811	$619	$1,669
Amortization cost	(7,629)	(9,928)	—	(32)
Liability loss (gain)	9,653	(8,004)	(337)	(1,018)
Asset loss	3,350	3,700	—	—
Change due to the Reorganization Transactions	81	—	—	—
Net actuarial loss at end of year	$51,034	$45,579	$282	$619

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014, recorded as a component of salaries and employee benefits in the consolidated statements of income:

	Pension Benefits			Other Benefits
(dollars in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$944	$809	$702	$697	$734	$742
Interest cost	8,784	8,681	8,995	812	770	925
Expected return on plan assets	(4,698)	(4,178)	(4,270)	—	—	—
Prior service credit	—	—	—	(429)	(429)	—
Recognized net actuarial loss	7,629	9,928	5,163	—	32	—
Total net periodic benefit cost	$12,659	$15,240	$10,590	$1,080	$1,107	$1,667

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2016	2015	2014
Interest cost	$4,182	$4,252	$4,461
Expected return on plan assets	(4,698)	(4,178)	(4,270)
Recognized net actuarial loss	3,443	4,225	1,826
Total net periodic benefit cost	$2,927	$4,299	$2,017

Assumptions

The following weighted‑average assumptions were used to determine benefit obligations at December 31, 2016 and 2015:

	ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015
Discount rate	4.05%	4.40%	4.05%	4.40%	4.05%	4.40%
Rate of compensation increase	NA	NA	4.00%	4.00%	NA	NA

Weighted‑average assumptions used to determine net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.40%	4.15%	4.95%	4.40%	4.15%	4.95%	4.40%	4.15%	4.95%
Expected long-term return on plan assets	5.50%	4.50%	4.50%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	4.00%	4.00%	4.00%	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2016, 2015 and 2014:

	2016	2015	2014
Healthcare cost trend rate assumed for next year	7.25%	7.00%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2023	2023

A one percentage‑point change in the assumed healthcare cost trend rates would have had the following pre‑tax effect:

	One Percentage-	One Percentage-
(dollars in thousands)	Point Increase	Point Decrease
Effect on 2016 total of service and interest cost components	$75	$(67)
Effect on postretirement benefit obligation at December 31, 2016	450	(416)

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2016 and 2015:

	Asset Allocation
	2016	2015
Equity securities	28%	40%
Debt securities	62%	55%
Other securities	10%	5%
Total	100%	100%

There were no FHI or BNPP stock included in equity securities at December 31, 2016 and 2015.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long‑term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long‑term rate of return for 2016 net periodic pension cost to be 5.5%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2016, was as follows:

Target
Allocation
Equity securities	28%
Debt securities	64%
Other securities	8%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2017	$15,871	$1,166
2018	15,514	1,300
2019	15,252	1,346
2020	15,006	1,410
2021	14,707	1,442
2022 to 2026	68,325	8,150

Fair Value Measurement of Plan Assets

The Company’s overall investment strategy includes a wide diversification of asset types, fund strategies and fund managers. Investments in mutual funds and exchange‑traded funds consist primarily of investments in large‑cap companies located in the United States. Fixed income securities include U.S. government agencies and corporate bonds of companies from diversified industries.

The fair values of the Company’s pension plans assets at December 31, 2016 and 2015, by asset class, were as follows:

	December 31, 2016
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$11,333	$—	$—	$11,333
Fixed income - U.S. Treasury securities	—	3,902	—	3,902
Fixed income - U.S. government agency securities	—	4,750	—	4,750
Fixed income - U.S. corporate securities	—	51,322	—	51,322
Fixed income - municipal securities	—	438	—	438
Fixed income - mutual funds	6,678	—	—	6,678
Equity - large-cap mutual funds	16,346	—	—	16,346
Equity - large-cap exchange-traded funds	3,605	—	—	3,605
Equity - mid-cap exchange-traded funds	3,013	—	—	3,013
Equity - small-cap exchange-traded funds	1,420	—	—	1,420
Equity - international funds	5,743	—	—	5,743
Total	$48,138	$60,412	$—	$108,550

	December 31, 2015
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$4,274	$—	$—	$4,274
Fixed income - U.S. Treasury securities	—	8,299	—	8,299
Fixed income - U.S. government agency securities	—	12,418	—	12,418
Fixed income - U.S. corporate securities	—	12,279	—	12,279
Fixed income - municipal securities	—	2,104	—	2,104
Fixed income - mutual funds	11,515	—	—	11,515
Fixed income - exchange-traded fund	2,721	—	—	2,721
Equity - large-cap mutual funds	21,329	—	—	21,329
Equity - large-cap exchange-traded fund	9,036	—	—	9,036
Equity - small-cap exchange-traded funds	4,334	—	—	4,334
Equity - international funds	852	—	—	852
Total	$54,061	$35,100	$—	$89,161

No fair value measurements used Level 3 inputs as of December 31, 2016 and 2015.

The plan’s investments in fixed income securities represent approximately 61.8% and 55.3% of total plan assets as of December 31, 2016 and 2015, respectively, which is the most significant concentration of risk in the plan.

Valuation Methodologies

Cash and cash equivalents — includes investments in money market funds. Carrying value is a reasonable estimate of fair value based on the short‑term nature of the instruments.

U.S. Treasury securities — includes securities issued by the U.S. government valued at fair value based on observable market prices for similar securities or other market observable inputs.

U.S. government agency securities — includes investment‑grade debt securities issued by U.S. government‑sponsored agencies. These securities are valued at fair value based upon the quoted market values of the underlying net assets.

U.S. corporate securities — includes investment‑grade debt securities issued by U.S. corporations. These securities are valued at fair value based on observable market prices for similar securities or other market observable inputs.

Municipal securities — includes bonds issued by a city or other local government, or their agencies. Potential issuers of municipal bonds includes cities, counties, redevelopment agencies, special‑purpose districts, school districts, public utility districts, publicly owned airports and seaports, and any other governmental entity (or group of governments) below the state level. Municipal bonds may be general obligations of the issuer or secured by specified revenues. These securities are valued at fair value based on observable market prices for similar securities or other market observable inputs.

Mutual funds — includes an open‑end fixed‑income fund benchmarked to the Barclay’s Capital U.S. Government/Credit Bond Index. At least 80% of its assets are high‑grade corporate bonds and U.S. government debt obligations. The fair value is based upon the quoted market values of the underlying net assets.

Exchange‑traded fund — includes an exchange‑traded fund which invests in U.S. Treasury Inflation Protected Securities. The fund tracks the Barclays Capital U.S. Treasury Inflation Notes Index. The fair value is based upon the quoted market values of the underlying net assets.

Large‑cap mutual funds — includes open‑end equity funds holding a diversified portfolio of large‑cap domestic equity securities. The portfolio has a bias towards stocks with growth characteristics and stocks with high cash flow and growing dividends. The fair value is based upon the quoted market values of the underlying net assets.

Large‑cap exchange‑traded fund — includes an exchange‑traded fund which invests mainly in U.S. large‑cap stocks such as those in the S&P 500 index and in depositary receipts representing stocks in the S&P 500 index. The fair value is based upon the quoted market values of the underlying net assets.

Mid‑cap exchange‑traded funds — includes broadly‑diversified exchange‑traded funds which invest in U.S. mid‑cap stocks such as those in the S&P 400 Mid Cap index. The fair value is based upon the quoted market values of the underlying net assets.

Small‑cap exchange‑traded funds — includes broadly‑diversified exchange‑traded funds which invest in U.S. small‑cap stocks such as those in the S&P 600 Small Cap index. The fair value is based upon the quoted market values of the underlying net assets.

International funds — includes well‑diversified open‑ended mutual funds and exchange‑traded funds tracking broad‑based international equity indexes. The fair value is based upon the quoted market values of the underlying net assets.

16. Income Taxes

For the years ended December 31, 2016, 2015 and 2014, the provision for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Current:
Federal	$118,080	$120,134	$116,933
State and local	20,253	24,900	21,225
Total current	138,333	145,034	138,158
Deferred:
Federal	2,211	(10,386)	(8,960)
State and local	1,107	(5,201)	(1,626)
Total deferred	3,318	(15,587)	(10,586)
Total provision for income taxes	$141,651	$129,447	$127,572

The Company files Federal and state income tax returns with its subsidiaries. The Company’s subsidiaries also file income tax returns in Guam and Saipan. The Company had a current income tax receivable due from various jurisdictions of $39.8 million and $54.5 million as of December 31, 2016 and 2015, respectively, for its share of consolidated and combined tax liabilities or overpayments that had not yet been paid or received.

The components of net deferred income tax assets and liabilities at December 31, 2016 and 2015, were as follows:

	December 31,
(dollars in thousands)	2016	2015
Assets:
Deferred compensation expense	$86,327	$88,749
Allowance for loan and lease losses and nonperforming assets	54,310	53,964
Investment securities	47,453	23,627
Deferred income and expense	435	7,725
State income taxes	14,293	9,496
Total deferred income tax assets	202,818	183,561
Liabilities:
Leases	(39,397)	(45,908)
Intangible assets	(1,792)	(2,186)
Other	(9,793)	(9,327)
Total deferred income tax liabilities	(50,982)	(57,421)
Net deferred income tax assets	$151,836	$126,140

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2016 and 2015.

Realization of deferred tax assets is dependent on sufficient taxable income being generated in the future and, although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. However, if estimates of future taxable income decrease, a reduction to the amount of deferred tax assets considered realizable could result.

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$130,140	35.00%	$120,129	35.00%	$120,485	35.00%
State and local taxes, net of federal income tax benefit	13,884	3.73	12,804	3.73	12,739	3.70
Nontaxable income	(4,628)	(1.24)	(3,570)	(1.04)	(4,972)	(1.44)
Other	2,255	0.61	84	0.02	(680)	(0.20)
Income tax expense and effective income tax rate	$141,651	38.10%	$129,447	37.71%	$127,572	37.06%

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

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016			2015			2014
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$5,903	$2,935	$8,838	$5,748	$2,972	$8,720	$5,433	$3,044	$8,477
Additions for current year tax positions	490	—	490	680	—	680	589	—	589
Additions for Reorganization Transactions	121,401	7,017	128,418	—	—	—	—	—	—
Additions for prior years' tax positions:
Accrual of interest and penalties	—	301	301	—	178	178	—	542	542
Other	—	—	—	97	25	122	346	(4)	342
Reductions for prior years' tax positions:
Expiration of statute of limitations	(709)	(288)	(997)	(622)	(240)	(862)	(620)	(610)	(1,230)
Balance at December 31,	$127,085	$9,965	$137,050	$5,903	$2,935	$8,838	$5,748	$2,972	$8,720

Included in the balance of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, was $10.6 million,  $6.6 million and $6.5 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2016, was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $107.1  million of taxes and $5.0 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.8 million,  nil and $0.4 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $12.1 million and $5.0 million as of December 31, 2016 and 2015, respectively, accrued for interest and penalties, of which $10.0 million and $2.9 million as of December 31, 2016 and 2015, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company expects that any future refunds or adjustments to such taxes will be reimbursed to, or funded by, BWHI or its affiliates pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense.

Effective July 1, 2016, the Company entered into a new tax allocation agreement with its affiliates that generally supersedes the prior tax allocation agreements. The execution of such agreement did not have a material impact to the consolidated financial statements.

17.  Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps that are designated as either a fair value hedge or a cash flow hedge. The derivatives are recognized on the consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of interest rate lock commitments, various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives (1)	Derivatives (2)	Amount	Derivatives (1)	Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swaps	$200,504	$—	$(5,296)	$232,867	$—	$(8,996)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,297,101	15,982	(18,299)	682,621	10,909	(14,126)
Funding swap	37,143	—	(7,460)	—	—	—
Foreign exchange contracts	3,664	—	(147)	4,821	93	—

(1)	The positive fair value of derivative assets are included in other assets.
(2)	The negative fair value of derivative liabilities are included in other liabilities.

As of December 31, 2016, the Company pledged $12.1 million in financial instruments and $18.3 million in cash as collateral for interest rate swaps. As of December 31, 2015, the Company pledged $13.8 million in financial instruments and $15.6 million in cash as collateral for interest rate swaps.

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

At December 31, 2016, the Company carried interest rate swaps with notional amounts totaling $50.5 million with a positive fair value of nil and a negative fair value of $1.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 5.70%. The swaps mature between 2017 and 2023. At December 31, 2015, the Company carried interest rate swaps with notional amounts totaling $82.9 million with a positive fair value of nil and a negative fair value of $2.4 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31:

	December 31,
(dollars in thousands)	2016	2015	2014
Losses recorded in net interest income	$(1,226)	$(2,472)	$(3,673)
(Losses) gains recorded in noninterest income:
Recognized on derivatives	956	1,803	(2,022)
Recognized on hedged item	(1,166)	(1,733)	1,794
Net (losses) gains recognized on fair value hedges (ineffective portion)	(210)	70	(228)
Net losses recognized on fair value hedges	$(1,436)	$(2,402)	$(3,901)

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

The liability swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the liability swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a hedge of $0.3 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $3.8 million as of December 31, 2016 and a negative fair value of $6.6 million as of December 31, 2015, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The liability swaps resulted in net interest expense of $3.2 million and $3.9 million during the years ended December 31, 2016 and 2015, respectively.

The following table summarizes the effect of cash flow hedging relationships for the years ended December 31:

	December 31,
(dollars in thousands)	2016	2015	2014
Pretax gains (losses) recognized in other comprehensive loss on derivatives (effective portion)	$2,397	$1,684	$(1,404)
Pretax gain reclassified from accumulated other comprehensive income	$—	$(387)	$—

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

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.  The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31:

	Net gains (losses) recognized
	in the consolidated statements	Year Ended December 31,
(dollars in thousands)	of income line item	2016	2015	2014
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$901	$510	$(182)
Funding swaps	Other noninterest income	$25	$—	$—
Foreign exchange contracts	Other noninterest income	$(240)	$93	$—

As of December 31, 2016, the Company carried multiple interest rate swaps with notional amounts totaling $1.3 billion, including $1.2 billion related to the Company’s customer swap program, with a positive fair value of $16.0 million and a negative fair value of $18.3 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 0.77% to 4.90%. The swaps mature between 2018 and 2035. As of December 31, 2015, the Company carried multiple interest rate swaps with notional amounts totaling $682.6 million, including $652.6 million related to the Company’s customer swap program, with a positive fair value of $10.9 million and a negative fair value of $14.1 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.34% to 4.90%. The swaps mature between 2018 and 2035. These swaps resulted in net interest expense of $1.1 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded to income in the current period, and totaled $7.3 million and $3.5 million for the years ended December 31, 2016 and 2015, respectively. Interest rate swaps related to the program had equal and offsetting asset and liability fair values of $16.0 million as of December 31, 2016 and $10.9 million as of December 31, 2015.

In conjunction with the sale of Class B shares of common stock issued by Visa, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $7.5 million was included in the consolidated balance sheet at December 31, 2016 to provide for the fair value of this liability. Under the terms of the agreement, the Company will make monthly payments based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no previous sales of these shares and the Company did not have a similar liability at December 31, 2015. See “Note 21. Fair Value” for more information.

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

Counterparty Credit Risk

By using derivatives, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset, net of cash or other collateral received, and net of derivatives in a loss position with the same counterparty to the extent master netting arrangements exist. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered in determining fair value. Counterparty credit risk adjustments of nil and $0.2 million were recognized for the years ended December 31, 2016 and 2015, respectively.

18. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a purported class action lawsuit was filed by a Bank customer alleging that FHB improperly charges an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time a transaction is authorized by the customer but not at the time the transaction is posted, and that this practice constitutes an unjust and deceptive trade practice. The lawsuit further alleges that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constitutes a usurious interest charge and an unfair and deceptive trade practice.

This lawsuit is similar to lawsuits filed against other financial institutions pertaining to available balance overdraft fee disclosures and continuing negative balance overdraft fees. Because of the many questions of fact and law that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, its potential liability depends on whether a class is certified and, if so, the composition and size of any such class, the applicable time period at issue, as well as an assessment of the appropriate measure of damages if the Company were to be found liable. Accordingly, the Company has not recognized any liability associated with this action. Management disputes any wrongdoing and the case is being vigorously defended.

In addition to the litigation noted above, various legal proceedings are pending or threatened against the Company. After consultation with legal counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the consolidated financial statements.

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $94.5 million and $72.7 million at December 31, 2016 and 2015, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $19.0 million and $18.0 million at December 31, 2016 and 2015, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2016 have maturities ranging from January 2017 to December 2019. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2016 and 2015, respectively, were as follows:

	December 31,
(dollars in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,121,811	$5,192,874
Standby letters of credit	60,848	127,840
Commercial letters of credit	6,813	8,404

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

Lease Commitments

The Company’s lease commitments are discussed in “Note 14. Leases”.

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the

Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 17. Derivative Financial Instruments” for more information.

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

19. Earnings per Share

The Company made no adjustments to net income for the purposes of computing earnings per share and there were no antidilutive securities. For the year ended December 31, 2016, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions on April 1, 2016, as if such shares were outstanding for the entire period prior to the Reorganization Transactions, plus the weighted average number of such shares outstanding following the Reorganization Transactions through December 31, 2016. For the years ended December 31, 2015 and 2014, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions, as if the Company had operated as a stand-alone entity for all periods presented.

The computation of basic and diluted earnings per share were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
(dollars in thousands, except shares and per share amounts)	2016	2015	2014
Numerator:
Net income	$230,178	$213,780	$216,672

Denominator:
Basic: weighted-average shares outstanding	139,487,762	139,459,620	139,459,620
Add: weighted-average equity-based awards	4,846	—	—
Diluted: weighted-average shares outstanding	139,492,608	139,459,620	139,459,620

Basic earnings per share	$1.65	$1.53	$1.55
Diluted earnings per share	$1.65	$1.53	$1.55

20. Stock-Based Compensation

The Company has several stock-based compensation plans that were implemented in 2016 and allow for grants of restricted stock, performance share units and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the year ended December 31, 2016, stock-based compensation expense was $4.5 million and the related income tax benefit was $0.7 million. For the year ended December 31, 2016, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

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

The following presents the Company’s restricted stock activity for the year ended December 31, 2016:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	77,037	24.41
Vested	(77,037)	24.41
Forfeited	—	—
Unvested as of December 31, 2016	—	$—

For the year ended December 31, 2016, the Company granted 77,037 shares of restricted stock with a weighted-average grant date fair value of $24.41 to key employees. These shares were fully vested on the grant date. The total fair value of restricted stock that vested for the year ended December 31, 2016 was $1.9 million. However, there are transfer restrictions on these shares with restrictions for 50% of the restricted stock lapsing six months following the vesting date and the restrictions for the remaining 50% of the restricted stock lapsing 18 months following the vesting date.

Performance Share Units

Performance share units (“PSU”) are an award of units in which the recipient’s rights in the units are contingent on the achievement of pre-established performance goals. At the end of the performance period, the Company will determine if the performance goals originally outlined when the PSUs were granted have been achieved. If these goals are met or exceeded, the Company will issue one share of FHI common stock for each vested PSU. Employees must be continuously employed by the Company from the grant date through the applicable vesting date with any unvested PSUs being forfeited upon termination of employment. The fair value of PSUs is estimated based on the use of a Monte Carlo simulation or based on the closing price of FHI’s common stock on the date of grant and is amortized on a straight-line basis over the vesting period. As noted above, the Company’s LTIP was amended and restated during the year ended December 31, 2016 and now provides for awards to be equity-based effective with the three-year performance period which began on January 1, 2016.

The following presents the Company’s PSU activity for the year ended December 31, 2016:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	321,612	29.11
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	321,612	$29.11

For the year ended December 31, 2016, the Company granted 321,612 PSUs to key employees with a weighted-average grant date fair value of $29.11.  The Company granted 115,566 PSUs in connection its IPO.  One-third of these PSUs will vest on each of the first,  second and third anniversaries of the IPO date. However, transfer restrictions will remain on these shares for six months following the vesting date. The performance condition related to these PSUs is based on the Company’s profitability in the fiscal years immediately preceding the vesting dates. The Company also granted 206,046 PSUs related to its LTIP for the three year performance period which began on January 1, 2016. This award has performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups. The Company’s stock-based compensation expense related to PSUs was $2.6 million for the year ended December 31, 2016.  As of December 31, 2016, the unrecognized compensation expense related to unvested PSUs was $6.8 million. The unrecognized compensation expense is expected to be recognized over a weighted average vesting period of 2.21 years. As of December 31, 2016, total shares authorized under the plan from which the restricted stock and PSUs were issued were 5.6 million shares, of which 5.2 million shares were available for future grants.

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

The following presents the Company’s RSU activity for the year ended December 31, 2016:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	5,379	24.41
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	5,379	$24.41

For the year ended December 31, 2016, the Company granted 5,379 RSUs to non-employee directors with a weighted-average grant date fair value of $24.41. The RSUs will vest in one year from the date of grant. The grantee must continuously serve as a non-employee director from the grant date through the vesting date with any unvested RSUs being forfeited upon termination of the grantee’s service as a non-employee director. The Company’s share-based compensation expense related to these RSUs was not material for the year ended December 31, 2016. As of December 31, 2016, the unrecognized compensation expense related to unvested RSUs was $0.1 million. The unrecognized compensation expense is expected to be recognized over a weighted average vesting period of 0.58 years. As of December 31, 2016, total shares authorized under the 2016 Non-Employee Director Plan were 75,000 shares, of which 69,621 shares were available for future grants.

For all awards of restricted stock, PSUs and RSUs, the Company, upon delivery of the common stock, will also pay to each grantee a cash amount equal to the product of all cash dividends paid on a share of common stock from the grant date to such delivery date and the number of common stock delivered to the grantee on such delivery date.

Employee Stock Purchase Plan (“ESPP”)

The Company also introduced an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis, effective October 1, 2016. The first such offering period of the Company’s ESPP was from October 1, 2016 through December 31, 2016. Participant purchases through the ESPP received a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature.  As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2016, total shares authorized under the Company’s ESPP were 600,000 shares.  In January 2017, the Company issued 15,961 shares of common stock to employee participants, which resulted in 584,039 shares of common stock authorized for future purchases.

21. Fair Value

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

Fair Value Hierarchy

ASC 820 establishes three levels of fair values based on the markets in which the assets or liabilities are traded and the reliability of the assumptions used to determine fair value. The levels are:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2016 and 2015, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $7.5 million was included in the consolidated balance sheet at December 31, 2016 to provide for the fair value of this liability. The potential liability related to the conversion rate swap agreement was determined based on management’s estimate of the timing and the amount of Visa litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the conversion rate swap agreement is classified as Level 3. The significant unobservable inputs used in the fair value measurement of the Company’s derivative liability are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are summarized below:

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,473	$—	$392,473
Government-sponsored enterprises debt securities	—	242,667	—	242,667
Government agency mortgage-backed securities (1)	—	185,663	—	185,663
Government-sponsored enterprises mortgage-backed securities (1)	—	204,385	—	204,385
Non-government asset-backed securities	—	12,583	—	12,583
Collateralized mortgage obligations
Government agency	—	3,351,822	—	3,351,822
Government-sponsored enterprises	—	687,921	—	687,921
Total available-for-sale securities	—	5,077,514	—	5,077,514
Other assets (2)	—	15,982	—	15,982
Liabilities
Other liabilities (3)	—	(23,742)	(7,460)	(31,202)
Total	$—	$5,069,754	$(7,460)	$5,062,294

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$499,976	$—	$499,976
Government-sponsored enterprises debt securities	—	95,824	—	95,824
Government agency mortgage-backed securities (1)	—	55,982	—	55,982
Government-sponsored enterprises mortgage-backed securities (1)	—	10,745	—	10,745
Non-government mortgage-backed securities (1)	—	157	—	157
Non-government asset-backed securities	—	95,310	—	95,310
Collateralized mortgage obligations
Government agency	—	2,239,934	—	2,239,934
Government-sponsored enterprises	—	1,029,337	—	1,029,337
Total available-for-sale securities	—	4,027,265	—	4,027,265
Other assets (2)	—	11,002	—	11,002
Liabilities
Other liabilities (3)	—	(23,122)	—	(23,122)
Total	$—	$4,015,145	$—	$4,015,145

(1)	Backed by residential real estate.
(2)	Other assets include investments in derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the years ended December 31, 2016 and 2015, there were no transfers between levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2016 are summarized in the table below.

Visa
(dollars in thousands)	Derivative
Balance as of January 1, 2016	$—
Total net gains included in other noninterest income	25
Purchases	(8,875)
Settlements	1,390
Balance as of December 31, 2016	$(7,460)
Total unrealized net gains included in net income related to liabilities still held as of December 31, 2016	$25

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

	December 31, 2016
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$1,052,058	$253,827	$798,226	$—	$1,052,053
Loans (1)	11,340,338	—	—	11,306,675	11,306,675

Financial liabilities:
Deposits	$16,794,532	$13,055,935	$3,730,945	$—	$16,786,880
Short-term borrowings	9,151	—	9,109	—	9,109

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$20,677	$—	$—	$20,677	$20,677
Standby letters of credit	876	—	—	876	876
Commercial letters of credit	17	—	—	17	17

(1)	Excludes financing leases of $180.0 million at December 31, 2016.
(2)	There were no lease commitments at December 31, 2016.

	December 31, 2015
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$2,650,195	$300,096	$2,350,082	$—	$2,650,178
Loans (1)	10,523,351	—	—	10,572,261	10,572,261

Financial liabilities:
Deposits	$16,061,924	$12,251,923	$3,801,185	$—	$16,053,108
Short-term borrowings	216,151	—	216,057	—	216,057

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$25,113	$—	$—	$25,113	$25,113
Standby letters of credit	2,122	—	—	2,122	2,122
Commercial letters of credit	21	—	—	21	21

(1)	Excludes financing leases of $198.7 million at December 31, 2015.
(2)	Excludes financing lease commitments of $0.1 million at December 31, 2015.

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

The following table summarizes the balances as of the measurement date of the assets measured at fair value on a nonrecurring basis, and still held as of the reporting date as of December 31, 2016 and 2015:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2016
Impaired loans	$—	$—	$1,567
December 31, 2015
Impaired loans	$—	$—	$1,250

Total losses of impaired loans for the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.3 million and $1.2 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,567	Appraisal Value	Appraisal Value	n/m (1)
Other liabilities	$(7,460)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2015
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,250	Appraisal Value	Appraisal Value	n/m (1)

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

22. Reportable Operating Segments

The Company’s operations are organized into three business segments – Retail Banking, Commercial Banking, and Treasury and Other. These segments reflect how discrete financial information is currently evaluated by the chief operating decision maker and how performance is assessed and resources allocated. The Company’s internal management process measures the performance of these business segments. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

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

The following table presents selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2016
Net interest income (expense)	$415,964	$115,455	$(39,747)	$491,672
Provision for loan and lease losses	(3,150)	(5,450)	—	(8,600)
Net interest income (expense) after provision for loan and lease losses	412,814	110,005	(39,747)	483,072

Noninterest income	91,583	66,316	59,702	217,601
Noninterest expense	(211,762)	(56,245)	(60,837)	(328,844)
Income (loss) before provision (benefit) for income taxes	292,635	120,076	(40,882)	371,829

(Provision) benefit for income taxes	(110,192)	(45,172)	13,713	(141,651)
Net income (loss)	$182,443	$74,904	$(27,169)	$230,178
Total assets as of December 31, 2016	$6,963,701	$4,680,512	$8,017,616	$19,661,829

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2015
Net interest income (expense)	$399,153	$113,466	$(51,294)	$461,325
Provision for loan and lease losses	(4,643)	(5,257)	—	(9,900)
Net interest income (expense) after provision for loan and lease losses	394,510	108,209	(51,294)	451,425

Noninterest income	97,934	72,218	41,251	211,403
Noninterest expense	(199,308)	(55,181)	(65,112)	(319,601)
Income (loss) before provision (benefit) for income taxes	293,136	125,246	(75,155)	343,227

(Provision) benefit for income taxes	(99,764)	(43,181)	13,498	(129,447)
Net income (loss)	$193,372	$82,065	$(61,657)	$213,780
Total assets as of December 31, 2015	$6,725,665	$4,120,805	$8,506,211	$19,352,681

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2014
Net interest income (expense)	$384,065	$114,188	$(54,455)	$443,798
Provision for loan and lease losses	(5,249)	(5,851)	—	(11,100)
Net interest income (expense) after provision for loan and lease losses	378,816	108,337	(54,455)	432,698

Noninterest income	96,023	65,319	47,895	209,237
Noninterest expense	(186,322)	(49,692)	(61,677)	(297,691)
Income (loss) before provision (benefit) for income taxes	288,517	123,964	(68,237)	344,244

(Provision) benefit for income taxes	(103,080)	(44,169)	19,677	(127,572)
Net income (loss)	$185,437	$79,795	$(48,560)	$216,672
Total assets as of December 31, 2014	$6,271,341	$3,878,005	$7,984,350	$18,133,696

23. Parent Company

Parent Company — Condensed Statements of Comprehensive Income

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Income
Dividends from FHB	$479,692	$175,600	$197,800
Other income	368	—	—
Total income	480,060	175,600	197,800
Noninterest expense
Salaries and employee benefits	6,820	10,930	3,890
Contracted services and professional fees	5,424	5,791	2,997
Advertising and marketing	4	—	—
Other	999	2,076	1,829
Total noninterest expense	13,247	18,797	8,716
Income before income tax benefit and equity in undistributed income (excess distributions) of FHB	466,813	156,803	189,084
Income tax benefit	3,175	7,425	3,443
(Excess distributions) equity in undistributed income of FHB	(239,810)	49,552	24,145
Net income	$230,178	$213,780	$216,672
Comprehensive income	$193,426	$213,978	$210,980

Parent Company — Condensed Balance Sheets

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2016	2015
Assets
Cash and cash equivalents	$5,994	$10,000
Investment in FHB	2,440,596	2,726,941
Other assets	50,831	—
Total assets	$2,497,421	$2,736,941
Liabilities and Stockholders' Equity
Retirement benefits payable	$736	$—
Other liabilities	20,200	—
Total liabilities	20,936	—
Stockholders' Equity
Stockholders' equity	2,476,485	2,736,941
Total stockholders' equity	2,476,485	2,736,941
Total liabilities and stockholders' equity	$2,497,421	$2,736,941

Parent Company — Condensed Statements of Cash Flows

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$230,178	$213,780	$216,672
Adjustments to reconcile net income to net cash provided by operating activities:
Excess distributions (equity in undistributed income) of FHB	239,810	(49,552)	(24,145)
Deferred income taxes	191	—	—
Stock-based compensation	55	—	—
Change in assets and liabilities:		—	—
Net increase in other assets	(18,875)	—	—
Net decrease in other liabilities	(8,368)	—	—
Net cash provided by operating activities	442,991	164,228	192,527

Cash flows from financing activities
Dividends	(85,797)	—	—
Distributions	(361,200)	(164,228)	(192,527)
Net cash used in financing activities	(446,997)	(164,228)	(192,527)
Net change in cash and cash equivalents	(4,006)	—	—
Cash and cash equivalents at beginning of year	10,000	10,000	10,000
Cash and cash equivalents at end of year	$5,994	$10,000	$10,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the U.S. Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

The Company’s management is not required to disclose in this Annual Report on Form 10-K changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter due to the transition period referred to above.

ITEM 9B.  OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian, Inc. and Subsidiary (the “Company”) has not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act.  However, the Company is controlled by BNP Paribas and under common control with BNP Paribas’ affiliates (collectively “BNPP”). To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company.

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received approximately EUR 3.4 million in indemnification payments from the Italian export credit agency relating to certain of these legacy agreements during the year ended December 31, 2016. BNPP received gross revenues of approximately EUR 10.2 million during the year ended December 31, 2016 in connection with these projects, with a net profit of less than that amount, which mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

Other relationships with Iranian banks: BNPP maintains a safe deposit box in Italy for the Rome branch of an Iranian government-owned bank. BNPP intends to exit this relationship. There was no gross revenue to BNPP during the reporting period for this activity.

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

Restricted accounts and transactions: BNPP maintains various accounts that are blocked or restricted for sanctions-related reasons, for which no activity took place during the reporting period, except for the crediting of interest or the deduction of standard account charges, in accordance with applicable law. During the fourth quarter of 2016, BNPP froze payments where required under relevant sanctions programs. BNPP will continue to hold these assets in a blocked or restricted status, as applicable laws may require or permit.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors and executive officers of the Company, the section captioned “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning The Company’s Code of Ethics, the information contained under the section captioned “Board of Directors, Committees and Governance—Corporate Governance Guidelines and Code of Conduct” in the Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial experts, the section captioned “Board of Directors, Committees and Governance — Committees of Our Board of Directors — Audit Committee” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information regarding executive and director compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement are incorporated herein by reference.

For information regarding compensation committee interlocks and insider participation, the section captioned “Board of Directors, Committees and Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management, the section captioned “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Company’s Proxy Statement is incorporated herein by reference.

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2016.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity
Plan Category	outstanding awards	awards	compensation plans
Equity compensation plans approved by security holders	326,991	$29.03	5,407,033
Equity compensation plans not approved by security holders	—	—	—
Total	326,991	$29.03	5,407,033

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding transactions with related persons, promoters and certain control persons, the section captioned “Our Relationship with BNPP and Certain Other Related Party Transactions” in the Company’s Proxy Statement is incorporated herein by reference.

For information regarding director independence, the section captioned “Board of Directors, Committees and Governance — Status as a Controlled Company” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding transactions with related persons, promoters and certain control persons, the section captioned “Principal Accountant Fees” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.Financial Statements

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Consolidated Statements of Income – For the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2016, 2015 and 2014

Consolidated Balance Sheets – As of December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows – For the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

All schedules are omitted since the required information is either not applicable, not deemed material, or is disclosed in the Company’s consolidated financial statements.

3.Exhibits

The list of exhibits required to be filed as exhibits to this Annual Report on Form 10-K is listed below in the “Exhibit Index”.

ITEM 16.  FORM 10-K SUMMARY

 None.

EXHIBIT INDEX

Exhibit Number

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))
10.1

Stockholder Agreement, by and between BNP Paribas and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.2

Transitional Services Agreement, by and among BNP Paribas, BancWest Holding Inc., Bank of the West, First Hawaiian, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.3

Registration Rights Agreement, by and among BNP Paribas, BancWest Corporation and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.4

Amended and Restated Data Processing Agreement, dated June 1, 2011, by and between Fidelity Information Services, Inc. and BancWest Corporation (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))#

10.5

First Hawaiian Bank Long-Term Incentive Plan, as amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by First Hawaiian,  Inc. on July 8, 2016 (File No. 333-212451))

10.6

Certification Regarding Amendment and Restatement of the First Hawaiian Bank Incentive Plan for Key Employees, dated February 24, 2014 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.7

Employment Agreement, dated as of October 20, 2011, by and among Robert S. Harrison, First Hawaiian Bank and BancWest Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.8

Master Reorganization Agreement, dated as of April 1, 2016, by and among BancWest Corporation (to be renamed First Hawaiian, Inc.), BancWest Holding Inc., BWC Holding Inc. and BNP Paribas (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.9

Tax Sharing Agreement, dated as of April 1, 2016, by and among BNP Paribas, BancWest Corporation (to be renamed First Hawaiian, Inc.) and BancWest Holding Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.10

Expense Reimbursement Agreement, dated as of April 1, 2016, by and between First Hawaiian, Inc. and BancWest Holding Inc. (including the Amended and Restated Management Services Agreement, dated as of November 28, 2012, as Exhibit A thereto) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.11

Amendment to the Amended and Restated Data Processing Agreement, dated as of April 1, 2016, by and between Fidelity Information Services, LLC and BancWest Corporation (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

Exhibit Number

10.12

Expense Reimbursement Agreement, effective as of July 1, 2016, by and between First Hawaiian, Inc. and BancWest Corporation (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.13

First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.14

First Hawaiian, Inc. 2016 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.15	First Hawaiian, Inc. Bonus Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))
10.16

First Hawaiian, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.17

Agreement for Allocation and Settlement of Income Tax Liabilities, effective as of July 1, 2016, by and among BNP Paribas, BNP Paribas Fortis, BNP Paribas USA, Inc., BancWest Corporation, BancWest Holding Inc., Bank of the West, First Hawaiian, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.17 to Amendment No. 1 the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 26, 2016 (File No. 333-212451))

10.18

License Agreement, by and among First Hawaiian, Inc., First Hawaiian Bank, BancWest Holding Inc., BancWest Corporation and Bank of the West (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.19

Insurance Agreement, by and among BNP Paribas, BNP Paribas USA, Inc. and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.20

Executive Change-in-Control Retention Plan of First Hawaiian Bank (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.21

First Hawaiian, Inc. Long-Term Incentive Plan, as amended and restated effective August 9, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.22

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.23

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.24

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed by First Hawaiian,  Inc. on July 8, 2016 (File No. 333-212451))

10.25

Form of First Hawaiian, Inc. 2016 Non-Employee Director Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

Exhibit Number

10.26

First Hawaiian, Inc. Role-Based Allowance Award Agreement for Robert S. Harrison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.27

BancWest Corporation Deferred Compensation Plan Part B (2016 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on December 13, 2016 (File No. 333-215068))

10.28

BancWest Corporation Supplemental Executive Retirement Plan (2008 Restatement), as amended (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 26, 2016 (File No. 333-212451))

10.29

Consulting Agreement, dated as of December 13, 2016, by and between First Hawaiian Bank and Albert M. Yamada (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

10.30

Offer Letter, dated as of June 15, 2015, from Robert S. Harrison on behalf of First Hawaiian Bank to Eric K. Yeaman (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

10.31

First Hawaiian Bank Deferred Compensation Plan, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 30, 2017 (File No. 333-215676))

21.1	Subsidiaries of First Hawaiian, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF #

XBRL Taxonomy Extension Definition Linkbase Document

Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2017		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2017

/s/ Robert S. Harrison	/s/ Michael Ching
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Michael Ching Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Cox	/s/ W. Allen Doane
Matthew Cox, Director	W. Allen Doane, Director

/s/ Thibault Fulconis	/s/ Gérard Gil
Thibault Fulconis, Director	Gérard Gil, Director

/s/ Jean-Milan Givadinovitch	/s/ J. Michael Shepherd
Jean-Milan Givadinovitch, Director	J. Michael Shepherd, Director

/s/ Allen B. Uyeda	/s/ Michel Vial
Allen B. Uyeda, Director	Michel Vial, Director