Form 10-Q
period 2017-03-31
FIRST HAWAIIAN, INC.
filed 2017-04-28
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number  001-14585

FIRST HAWAIIAN, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	99-0156159
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Bishop Street, 29th Floor Honolulu, HI	96813
(Address of Principal Executive Offices)	(Zip Code)

(808) 525-7000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 139,546,615 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 20, 2017.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2017	2016
Interest income
Loans and lease financing	$109,266	$104,357
Available-for-sale securities	26,429	16,559
Other	1,226	2,896
Total interest income	136,921	123,812
Interest expense
Deposits	7,570	6,429
Short-term borrowings and long-term debt	6	71
Total interest expense	7,576	6,500
Net interest income	129,345	117,312
Provision for loan and lease losses	4,500	700
Net interest income after provision for loan and lease losses	124,845	116,612
Noninterest income
Service charges on deposit accounts	9,555	9,789
Credit and debit card fees	14,479	13,819
Other service charges and fees	9,097	9,227
Trust and investment services income	7,338	7,405
Bank-owned life insurance	4,578	2,356
Investment securities gains, net	—	25,728
Other	4,360	5,195
Total noninterest income	49,407	73,519
Noninterest expense
Salaries and employee benefits	43,300	44,701
Contracted services and professional fees	10,308	12,755
Occupancy	5,321	5,312
Equipment	4,197	3,827
Regulatory assessment and fees	3,774	2,477
Advertising and marketing	2,028	1,624
Card rewards program	4,511	3,502
Other	10,900	10,866
Total noninterest expense	84,339	85,064
Income before provision for income taxes	89,913	105,067
Provision for income taxes	33,173	39,536
Net income	$56,740	$65,531
Basic earnings per share	$0.41	$0.47
Diluted earnings per share	$0.41	$0.47
Dividends declared per share	$0.22	$-
Basic weighted-average outstanding shares	139,545,728	139,459,620
Diluted weighted-average outstanding shares	139,637,410	139,459,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Net income	$56,740	$65,531
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	957	33,388
Net unrealized gains (losses) on cash flow derivative hedges	362	(502)
Other comprehensive income	1,319	32,886
Total comprehensive income	$58,059	$98,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2017	2016
Assets
Cash and due from banks	$249,953	$253,827
Interest-bearing deposits in other banks	527,659	798,231
Investment securities	5,260,262	5,077,514
Loans and leases	11,781,496	11,520,378
Less: allowance for loan and lease losses	135,847	135,494
Net loans and leases	11,645,649	11,384,884

Premises and equipment, net	295,608	300,788
Other real estate owned and repossessed personal property	329	329
Accrued interest receivable	39,386	41,971
Bank-owned life insurance	429,800	429,209
Goodwill	995,492	995,492
Other intangible assets	15,800	16,809
Other assets	332,847	362,775
Total assets	$19,792,785	$19,661,829
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$10,917,631	$10,801,915
Noninterest-bearing	6,020,547	5,992,617
Total deposits	16,938,178	16,794,532
Short-term borrowings	—	9,151
Long-term debt	41	41
Retirement benefits payable	133,819	132,904
Other liabilities	214,753	248,716
Total liabilities	17,286,791	17,185,344

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued and outstanding 139,546,615 shares and 139,530,654 shares as of March 31, 2017 and December 31, 2016, respectively)	1,395	1,395
Additional paid-in capital	2,486,596	2,484,251
Retained earnings	104,695	78,850
Accumulated other comprehensive loss, net	(86,692)	(88,011)
Total stockholders' equity	2,505,994	2,476,485
Total liabilities and stockholders' equity	$19,792,785	$19,661,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
				Additional		Other
	Net	Common Stock		Paid-In	Retained	Comprehensive
(dollars in thousands, except share amounts)	Investment	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2015	$2,788,200	139,459,620	$—	$—	$—	$(51,259)	$2,736,941
Net income	65,531	—	—	—	—	—	65,531
Distributions	(363,624)	—	—	—	—	—	(363,624)
Other comprehensive income, net of tax	—	—	—	—	—	32,886	32,886
Balance as of March 31, 2016	$2,490,107	139,459,620	$—	$—	$—	$(18,373)	$2,471,734

Balance as of December 31, 2016	$—	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$2,476,485
Net income	—	—	—	—	56,740	—	56,740
Cash dividends declared ($0.22 per share)	—	—	—	—	(30,700)	—	(30,700)
Common stock issued under Employee Stock Purchase Plan	—	15,961	—	528	—	—	528
Equity-based awards	—	—	—	1,817	(195)	—	1,622
Other comprehensive income, net of tax	—	—	—	—	—	1,319	1,319
Balance as of March 31, 2017	$—	139,546,615	$1,395	$2,486,596	$104,695	$(86,692)	$2,505,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$56,740	$65,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,500	700
Depreciation, amortization, and accretion, net	14,363	5,563
Deferred income taxes	6,816	15,798
Stock-based compensation	1,622	—
Other gains	(142)	(9)
Net gains on sales of loans held for sale	(12)	—
Net gains on investment securities	—	(25,728)
Change in assets and liabilities:
Net decrease in other assets	14,761	1,933
Net decrease in other liabilities	(33,625)	(11,630)
Net cash provided by operating activities	65,023	52,158
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	205,927	241,472
Proceeds from sales	—	534,557
Purchases	(390,968)	(520,399)
Other investments:
Proceeds from sales	8,452	6,725
Purchases	(5,858)	(6,764)
Net increase in loans and leases resulting from originations and principal repayments	(265,066)	(239,385)
Proceeds from sales of loans originated for investment	671	—
Proceeds from bank owned life insurance	3,987	455
Purchases of premises, equipment, and software	(1,032)	(4,234)
Proceeds from sales of premises and equipment	10	—
Proceeds from sales of other real estate owned	635	167
Other	(550)	(46)
Net cash (used in) provided by investing activities	(443,792)	12,548
Cash flows from financing activities
Net increase (decrease) in deposits	143,646	(7,473)
Net decrease in short-term borrowings	(9,151)	(700)
Dividends paid	(30,700)	—
Distributions paid	—	(357,670)
Proceeds from employee stock purchase plan	528	—
Net cash provided by (used in) financing activities	104,323	(365,843)
Net decrease in cash and cash equivalents	(274,446)	(301,137)
Cash and cash equivalents at beginning of period	1,052,058	2,650,195
Cash and cash equivalents at end of period	$777,612	$2,349,058

Supplemental disclosures
Interest paid	$7,457	$6,452
Income taxes paid, net of income tax (refunds)	180	(7,794)
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	524	202
Transfers from loans and leases to loans held for sale	659	—
Derivative liability entered into in connection with sale of investment securities	—	8,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

First Hawaiian, Inc. (“FHI”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”), its only direct, wholly-owned subsidiary. FHI is a majority-owned, indirect subsidiary of BNP Paribas (“BNPP”), a financial institution based in France.

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. After the Reorganization Transactions, the continuing business of BancWest consisted of its investment in FHB and the financial operations, assets, and liabilities of BancWest related to FHB. BancWest, the sole, direct owner of FHB following the Reorganization Transactions, changed its name to “First Hawaiian, Inc.”

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock. BNPP continued to beneficially own approximately 62% of FHI’s common stock as of March 31, 2017.

Basis of Presentation

The accompanying unaudited consolidated financial statements of First Hawaiian, Inc. and Subsidiary (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows required in accordance with generally accepted accounting principles in the U.S. (“GAAP”). In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair presentation of the interim period consolidated financial information, have been made. Results of operations for interim periods are not necessarily indicative of results to be expected for the entire year. Intercompany account balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events, actual results may differ from these estimates.

Accounting Standards Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income; changes the classification of excess tax benefits to an operating activity in the statement of cash flows; allows entities to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition, as is currently required; and permitting entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. Upon adoption of ASU No. 2016-09 on January 1, 2017, the Company made an accounting policy election to recognize forfeitures of stock-based awards as they occur. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance amends most of the currently existing revenue recognition principles and requires entities to recognize revenues when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will be permitted to adopt the provisions of ASU No. 2014-09 either through retrospective application to all periods presented or through a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. Revenues from services provided by financial institutions that could be impacted by the new guidance includes credit card arrangements, trust and custody services, certain financial asset servicing arrangements, cash management and payment processing services and administration services for customer deposits accounts (e.g., ATM and wire transfer transactions). This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently performing an overall assessment of revenue streams potentially affected by the guidance and evaluating the impact this guidance, including the method of implementation, will have on its consolidated financial statements. In addition, the Company continues to monitor certain implementation issues relevant to the banking industry which are still pending resolution.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company has lease agreements, such as leases for branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated balance sheets. The Company preliminarily expects the new guidance will require these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset with a corresponding lease liability. However, the Company continues to evaluate the extent of the potential impact this guidance will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This update requires entities to record a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The Company is currently evaluating the capability of its existing systems and processes to support the implementation of this new standard as well as the impact that this standard will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. This guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities are to recognize an impairment charge for goodwill by the amount by which the carrying amount exceeds the reporting unit’s fair value.  Entities will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the reporting period. The other components of net periodic benefit costs are to be presented in the income statement separately from the service cost component. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2017-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

As of March 31, 2017 and December 31, 2016, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and debt securities – includes U.S. Treasury notes and debt securities issued by government-sponsored enterprises.

Mortgage- and asset-backed securities – includes securities backed by notes or receivables secured by either mortgage or prime auto assets with cash flows based on actual or scheduled payments.

Collateralized mortgage obligations – includes securities backed by a pool of mortgages with cash flows distributed based on certain rules rather than pass through payments.

As of March 31, 2017 and December 31, 2016, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$405,326	$—	$(11,515)	$393,811	$405,637	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	249,708	32	(6,473)	243,267	249,707	16	(7,056)	242,667
Government agency mortgage-backed securities	180,756	—	(5,220)	175,536	190,485	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	199,823	323	(3,831)	196,315	208,034	385	(4,034)	204,385
Non-government asset-backed securities	8,039	—	(5)	8,034	12,592	—	(9)	12,583
Collateralized mortgage obligations:
Government agency	3,451,042	615	(58,401)	3,393,256	3,409,822	794	(58,794)	3,351,822
Government-sponsored enterprises	863,091	854	(13,902)	850,043	700,338	789	(13,206)	687,921
Total available-for-sale securities	$5,357,785	$1,824	$(99,347)	$5,260,262	$5,176,615	$1,984	$(101,085)	$5,077,514

Proceeds from calls and sales of investment securities were both nil for the three months ended March 31, 2017. Proceeds from calls and sales of investment securities totaled $25.0 million and $505.0  million, respectively, for the three months ended March 31, 2016. The Company recorded no gross realized gains for the three months ended March 31, 2017. Including the 2016 sale of Visa Class B restricted shares described below, the Company recorded gross realized gains of $25.8 million for the three months ended March 31, 2016. The Company recorded gross realized losses of nil and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The provision for income taxes related to the Company’s net realized gains on the sale of investment securities was nil and $10.2 million for the three months ended March 31, 2017 and 2016, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $26.4 million and $16.6 million for the three months ended March 31, 2017 and 2016, respectively. The Company did not own any non-taxable investment securities during both the three months ended March 31, 2017 and 2016.

The amortized cost and fair value of U.S. Treasury and government-sponsored enterprises debt securities as of March 31, 2017, by contractual maturity, are shown below. Mortgage-backed securities, asset-backed securities, and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2017
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$279,806	$272,245
Due after five years through ten years	375,228	364,833
	655,034	637,078

Government agency mortgage-backed securities	180,756	175,536
Government-sponsored enterprises mortgage-backed securities	199,823	196,315
Non-government asset-backed securities	8,039	8,034
Collateralized mortgage obligations:
Government agency	3,451,042	3,393,256
Government-sponsored enterprises	863,091	850,043
Total mortgage- and asset-backed securities	4,702,751	4,623,184
Total available-for-sale securities	$5,357,785	$5,260,262

At March 31, 2017, pledged securities totaled $2.7 billion, of which $2.5 billion was pledged to secure public deposits and $202.4 million was pledged to secure other financial transactions. At December 31, 2016, pledged securities totaled $2.7 billion, of which $2.5 billion was pledged to secure public deposits and repurchase agreements, and $209.1 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of March 31, 2017 and December 31, 2016.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 168 and 158 individual securities in each category have been in a continuous loss position as of March 31, 2017 and December 31, 2016, respectively. The gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(11,515)	$393,811	$—	$—	$(11,515)	$393,811
Government-sponsored enterprises debt securities	(6,473)	208,235	—	—	(6,473)	208,235
Government agency mortgage-backed securities	(5,220)	175,536	—	—	(5,220)	175,536
Government-sponsored enterprises mortgage-backed securities	(3,831)	188,351	—	—	(3,831)	188,351
Non-government asset-backed securities	(2)	3,341	(3)	4,693	(5)	8,034
Collateralized mortgage obligations:
Government agency	(50,147)	2,920,271	(8,254)	246,336	(58,401)	3,166,607
Government-sponsored enterprises	(2,745)	435,537	(11,157)	266,425	(13,902)	701,962
Total available-for-sale securities with unrealized losses	$(79,933)	$4,325,082	$(19,414)	$517,454	$(99,347)	$4,842,536

	Time in Continuous Loss as of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(13,164)	$392,473	$—	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	(7,056)	207,651	—	—	(7,056)	207,651
Government agency mortgage-backed securities	(4,822)	185,663	—	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	(4,034)	195,848	—	—	(4,034)	195,848
Non-government asset-backed securities	(3)	5,202	(6)	7,381	(9)	12,583
Collateralized mortgage obligations:
Government agency	(51,484)	2,847,103	(7,310)	233,706	(58,794)	3,080,809
Government-sponsored enterprises	(1,807)	252,065	(11,399)	279,282	(13,206)	531,347
Total available-for-sale securities with unrealized losses	$(82,370)	$4,086,005	$(18,715)	$520,369	$(101,085)	$4,606,374

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

The term other-than-temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At March 31, 2017 and December 31, 2016, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables have been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of March 31, 2017 and December 31, 2016, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the three months ended March 31, 2017 and for the year ended December 31, 2016.

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

During the three months ended March 31, 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. See “Note 10. Derivative Financial Instruments” for more information.

The Company held approximately 120,000 Visa Class B shares as of both March 31, 2017 and December 31, 2016. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of March 31, 2017 and December 31, 2016, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$3,243,508	$3,239,600
Real estate:
Commercial	2,532,253	2,343,495
Construction	469,741	450,012
Residential	3,864,509	3,796,459
Total real estate	6,866,503	6,589,966
Consumer	1,503,129	1,510,772
Lease financing	168,356	180,040
Total loans and leases	$11,781,496	$11,520,378

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $25.2 million and $23.8 million at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, residential real estate loans totaling $2.2 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $933.7 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2016, residential real estate loans totaling $2.1 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $935.7 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3.0 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively.

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

At March 31, 2017 and December 31, 2016, remaining loan and lease commitments were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$2,226,648	$2,185,810
Real estate:
Commercial	86,210	88,331
Construction	379,275	434,406
Residential	974,438	953,781
Total real estate	1,439,923	1,476,518
Consumer	1,476,712	1,459,467
Lease financing	16	16
Total loan and lease commitments	$5,143,299	$5,121,811

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended March 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(855)	—	—	—	(22)	(5,572)	—	(6,449)
Recoveries	114	77	—	—	321	1,790	—	2,302
Increase (decrease) in Provision	(831)	1,407	19	(34)	(194)	2,850	1,283	4,500
Balance at end of period	$31,557	$19,932	$4,532	$813	$43,541	$27,456	$8,016	$135,847

	Three Months Ended March 31, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(86)	—	—	—	(72)	(4,206)	—	(4,364)
Recoveries	203	3,199	—	—	306	1,626	—	5,334
Increase (decrease) in Provision	885	(3,184)	721	(81)	(695)	2,118	936	700
Balance at end of period	$35,027	$18,504	$4,514	$807	$45,638	$27,923	$4,741	$137,154

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$213	$7	$—	$—	$677	$—	$—	$897
Collectively evaluated for impairment	31,344	19,925	4,532	813	42,864	27,456	8,016	134,950
Balance at end of period	$31,557	$19,932	$4,532	$813	$43,541	$27,456	$8,016	$135,847
Loans and leases:
Individually evaluated for impairment	$28,244	$12,316	$—	$153	$17,375	$—	$—	$58,088
Collectively evaluated for impairment	3,215,264	2,519,937	469,741	168,203	3,847,134	1,503,129	—	11,723,408
Balance at end of period	$3,243,508	$2,532,253	$469,741	$168,356	$3,864,509	$1,503,129	$—	$11,781,496

	December 31, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$380	$7	$—	$—	$705	$—	$—	$1,092
Collectively evaluated for impairment	32,749	18,441	4,513	847	42,731	28,388	6,733	134,402
Balance at end of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Loans and leases:
Individually evaluated for impairment	$27,572	$12,545	$—	$153	$19,158	$—	$—	$59,428
Collectively evaluated for impairment	3,212,028	2,330,950	450,012	179,887	3,777,301	1,510,772	—	11,460,950
Balance at end of period	$3,239,600	$2,343,495	$450,012	$180,040	$3,796,459	$1,510,772	$—	$11,520,378

Credit Quality

The Company performs an internal loan review and grading on an ongoing basis. The review provides management with periodic information as to the quality of the loan portfolio and effectiveness of the Company’s lending policies and procedures. The objective of the loan review and grading procedures is to identify, in a timely manner, existing or emerging credit quality problems so that appropriate steps can be initiated to avoid or minimize future losses.

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

Special Mention – Loans and leases that have potential weaknesses deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for assets or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

The credit risk profiles by internally assigned grade for loans and leases as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,135,208	$2,492,073	$464,394	$167,142	$6,258,817
Special mention	88,315	18,938	4,273	819	112,345
Substandard	18,565	21,242	1,074	242	41,123
Doubtful	1,420	—	—	153	1,573
Total	$3,243,508	$2,532,253	$469,741	$168,356	$6,413,858

	December 31, 2016
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,166,304	$2,298,839	$445,149	$179,345	$6,089,637
Special mention	41,719	23,859	3,789	368	69,735
Substandard	29,811	20,797	1,074	174	51,856
Doubtful	1,766	—	—	153	1,919
Total	$3,239,600	$2,343,495	$450,012	$180,040	$6,213,147

There were no loans and leases graded as Loss as of March 31, 2017 and December 31, 2016.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,852,789	$235,539	$930,683	$318,412	$5,337,423
Nonperforming and delinquent	11,720	3,257	11,719	3,519	30,215
Total	$3,864,509	$238,796	$942,402	$321,931	$5,367,638

	December 31, 2016
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,778,070	$240,185	$906,829	$340,801	$5,265,885
Nonperforming and delinquent	18,389	3,327	15,927	3,703	41,346
Total	$3,796,459	$243,512	$922,756	$344,504	$5,307,231

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

The aging analyses of past due loans and leases as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,150	$1,322	$309	$2,781	$3,238,573	$3,241,354	$2,154	$3,243,508
Commercial real estate	4,675	—	—	4,675	2,527,578	2,532,253	—	2,532,253
Construction	235	352	—	587	469,154	469,741	—	469,741
Lease financing	—	—	84	84	168,119	168,203	153	168,356
Residential	3,912	1,348	1,437	6,697	3,852,789	3,859,486	5,023	3,864,509
Consumer	13,423	3,354	1,718	18,495	1,484,634	1,503,129	—	1,503,129
Total	$23,395	$6,376	$3,548	$33,319	$11,740,847	$11,774,166	$7,330	$11,781,496

	December 31, 2016
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$720	$163	$449	$1,332	$3,235,538	$3,236,870	$2,730	$3,239,600
Commercial real estate	475	—	—	475	2,343,020	2,343,495	—	2,343,495
Construction	—	—	—	—	450,012	450,012	—	450,012
Lease financing	—	—	83	83	179,804	179,887	153	180,040
Residential	9,907	1,069	866	11,842	3,778,070	3,789,912	6,547	3,796,459
Consumer	17,626	3,460	1,870	22,956	1,487,816	1,510,772	—	1,510,772
Total	$28,728	$4,692	$3,268	$36,688	$11,474,260	$11,510,948	$9,430	$11,520,378

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$21,006	$21,720	$—
Commercial real estate	11,383	11,383	—
Lease financing	153	153	—
Residential	8,074	8,682	—
Total	$40,616	$41,938	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$7,238	$7,238	$213
Commercial real estate	933	933	7
Residential	9,301	9,582	677
Total	$17,472	$17,753	$897
Total impaired loans:
Commercial and industrial	$28,244	$28,958	$213
Commercial real estate	12,316	12,316	7
Lease financing	153	153	—
Residential	17,375	18,264	677
Total	$58,088	$59,691	$897

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$22,404	$22,608	$—
Commercial real estate	11,598	11,598	—
Lease financing	153	153	—
Residential	9,608	10,628	—
Total	$43,763	$44,987	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,168	$5,624	$380
Commercial real estate	947	947	7
Residential	9,550	9,831	705
Total	$15,665	$16,402	$1,092
Total impaired loans:
Commercial and industrial	$27,572	$28,232	$380
Commercial real estate	12,545	12,545	7
Lease financing	153	153	—
Residential	19,158	20,459	705
Total	$59,428	$61,389	$1,092

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$21,705	$229
Commercial real estate	11,491	129
Lease financing	153	—
Residential	8,841	136
Total	$42,190	$494
Impaired loans with a related allowance recorded:
Commercial and industrial	$6,203	$47
Commercial real estate	940	11
Residential	9,426	94
Total	$16,569	$152
Total impaired loans:
Commercial and industrial	$27,908	$276
Commercial real estate	12,431	140
Lease financing	153	—
Residential	18,267	230
Total	$58,759	$646

	Three Months Ended
	March 31, 2016
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$23,971	$313
Commercial real estate	5,711	144
Construction	283	8
Lease financing	180	—
Residential	13,706	131
Total	$43,851	$596
Impaired loans with a related allowance recorded:
Residential	$8,883	$91
Total	$8,883	$91
Total impaired loans:
Commercial and industrial	$23,971	$313
Commercial real estate	5,711	144
Construction	283	8
Lease financing	180	—
Residential	22,589	222
Total	$52,734	$687

Modifications

Commercial and industrial loans modified in a troubled debt restructuring (“TDR”) may involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Modifications of commercial real estate and construction loans in a TDR may involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Modifications of construction loans in a TDR may also involve extending the interest-only payment period. Interest continues to accrue on the missed payments and as a result, the effective yield on the lease remains unchanged. As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR. Residential real estate loans modified in a TDR may be comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, normally two years. Generally, consumer loans are not classified as a TDR as they are normally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type.

Loans modified in a TDR may already be on nonaccrual status and in some cases partial charge-offs may have already been taken against the outstanding loan balance. Loans modified in a TDR are evaluated for impairment. As a result, this may have a financial effect of increasing the specific Allowance associated with the loan. An Allowance for impaired commercial loans, including commercial real estate and construction loans, that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. An Allowance for impaired residential loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs. Management exercises significant judgment in developing these estimates.

The following presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2017 and 2016:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Number			Number
	of	Recorded	Related	of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$1,210	$—	3	$17,305	$—
Residential	1	353	11	—	—	—
Total	2	$1,563	$11	3	$17,305	$—

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had total remaining loan and lease commitments including standby letters of credit of $5.1 billion as of both March 31, 2017 and December 31, 2016. Of the $5.1 billion at March 31, 2017, there were commitments of $5.6 million related to borrowers who had loan terms modified in a TDR. Of the $5.1 billion at December 31, 2016, there were commitments of $6.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial real estate (2)	1	$1,395	1	$1,400
Residential (3)	1	510	—	—
Total	2	$1,905	1	$1,400

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)	For the three months ended March 31, 2017 and 2016, the commercial real estate loan that subsequently defaulted was refinanced.
(3)	For the three months ended March 31, 2017, the residential real estate loan that subsequently defaulted was modified for interest-only payments.

Foreclosure Proceedings

There were no residential mortgage loans collateralized by real estate property that were modified in a TDR that were in the process of foreclosure at March 31, 2017 and one loan of $0.5 million that was in process of foreclosure at December 31, 2016.

Foreclosed Property

Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the unaudited consolidated balance sheets was $0.3 million as of both March 31, 2017 and December 31, 2016.

5. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest as of March 31, 2017 and December 31, 2016 included pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity, automated clearing house (“ACH”) transactions and interest rate swaps.

For public deposits and repurchase agreements, the Company enters into bilateral agreements with the entity to pledge investment securities as collateral in the event of default. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The counterparty has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional investment securities. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans and investment securities as collateral to secure borrowing capacity. For ACH transactions, the Company enters into bilateral agreements to collateralize possible daylight overdrafts. For interest rate swaps, the Company enters into bilateral agreements to pledge collateral when either party is in a negative fair value position to mitigate counterparty credit risk. Counterparties to ACH transactions, interest rate swaps, the FHLB and the FRB do not have the right to sell or repledge the collateral.

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Public deposits	$2,529,464	$2,521,761
Federal Home Loan Bank	2,185,328	2,097,233
Federal Reserve Bank	933,655	935,672
Repurchase agreements	—	10,066
ACH transactions	152,397	152,394
Interest rate swaps	31,219	30,399
Total	$5,832,063	$5,747,525

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of March 31, 2017 and December 31, 2016. In addition, no debt was extinguished by in-substance defeasance. At March 31, 2017, the Company had $670.0 million, $1.7 billion, and $705.6 million in lines of credit available from other U.S. financial institutions, the FHLB, and the FRB, respectively. None of the lines available were drawn upon as of March 31, 2017.

As of March 31, 2017, the Company did not have any repurchase agreements.  A disaggregation of the gross amount of recognized liabilities for repurchase agreements by the class of collateral pledged as of December 31, 2016 was as follows:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Government agency collateralized mortgage obligations	$1,200	$—	$4,951	$6,151
Government-sponsored enterprises mortgage-backed securities	—	2,000	1,000	3,000
Gross amount of recognized liabilities for repurchase agreements	$1,200	$2,000	$5,951	$9,151

6. Deposits

As of March 31, 2017 and December 31, 2016, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
U.S.:
Interest-bearing	$10,193,632	$10,129,958
Noninterest-bearing	5,437,919	5,399,212
Foreign:
Interest-bearing	723,999	671,957
Noninterest-bearing	582,628	593,405
Total deposits	$16,938,178	$16,794,532

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2017:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$210,516	$1,544,506	$1,755,022
Over three through six months	226,432	629,105	855,537
Over six through twelve months	332,090	321,986	654,076
One to two years	110,471	114,615	225,086
Two to three years	128,127	39,552	167,679
Three to four years	87,470	41,284	128,754
Four to five years	93,886	37,269	131,155
Thereafter	17	—	17
Total	$1,189,009	$2,728,317	$3,917,326

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.7 billion and $2.5 billion as of March 31, 2017 and December 31, 2016. Overdrawn deposit accounts are classified as loans and totaled $1.8 million and $1.5 million at March 31, 2017 and December 31, 2016, respectively.

7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the change in stockholders’ equity from all transactions other than those with stockholders, and is comprised of net income and other comprehensive income (loss). The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Three months ended March 31, 2017
Investment securities:
Unrealized net gains arising during the period	1,578	(621)	957
Net change in unrealized gains on investment securities	1,578	(621)	957
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	598	(236)	362
Net change in unrealized gains on cash flow derivative hedges	598	(236)	362
Other comprehensive income	2,176	(857)	1,319
Accumulated other comprehensive loss at March 31, 2017	$(143,296)	$56,604	$(86,692)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Three months ended March 31, 2016
Investment securities:
Unrealized net gains arising during the period	80,910	(31,958)	48,952
Reclassification of net gains to net income:
Investment securities gains, net	(25,728)	10,164	(15,564)
Net change in unrealized gains on investment securities	55,182	(21,794)	33,388
Cash flow derivative hedges:
Unrealized net losses on cash flow derivative hedges arising during the period	(829)	327	(502)
Net change in unrealized losses on cash flow derivative hedges	(829)	327	(502)
Other comprehensive income	54,353	(21,467)	32,886
Accumulated other comprehensive loss at March 31, 2016	$(30,369)	$11,996	$(18,373)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

			Unrealized	Total
	Pensions	Unrealized	Gains	Accumulated
	and	Gains (Losses)	(Losses) on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended March 31, 2017
Balance at beginning of period	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income	—	957	362	1,319
Balance at end of period	$(30,237)	$(59,001)	$2,546	$(86,692)

Three Months Ended March 31, 2016
Balance at beginning of period	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive income (loss)	—	33,388	(502)	32,886
Balance at end of period	$(26,883)	$8,282	$228	$(18,373)

8. Regulatory Capital Requirements

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

The table below sets forth those ratios at March 31, 2017 and December 31, 2016:

	First Hawaiian, Inc.		First Hawaiian		Minimum	Well-
	and Subsidiary		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,597,194	12.78%	$1,555,135	12.49%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,597,194	12.78%	1,555,135	12.49%	6.00%	8.00%
Total capital to risk-weighted assets	1,733,641	13.87%	1,691,582	13.59%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,597,194	8.52%	1,555,135	8.31%	4.00%	5.00%

December 31, 2016:
Common equity tier 1 capital to risk-weighted assets	$1,569,004	12.75%	$1,533,056	12.51%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,569,004	12.75%	1,533,063	12.51%	6.00%	8.00%
Total capital to risk-weighted assets	1,705,098	13.85%	1,669,157	13.62%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,569,004	8.36%	1,533,063	8.19%	4.00%	5.00%

(1)   As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2017, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2017, to change the capital adequacy category of the Company or the Bank.

9. Income Taxes

The Company’s effective tax rate was 36.89% and 37.63% for the three months ended March 31, 2017 and 2016, respectively.

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

A reconciliation of the amount of unrecognized tax benefits is as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$127,085	$9,965	$137,050	$5,903	$2,935	$8,838
Additions for current year tax positions	199	—	199	117	—	117
Additions for prior years' tax positions:
Accrual of interest and penalties	—	71	71	—	32	32
Reductions for prior years' tax positions:
Expiration of statute of limitations	(127)	(51)	(178)	(176)	(72)	(248)
Balance at March 31,	$127,157	$9,985	$137,142	$5,844	$2,895	$8,739

Included in the balance of unrecognized tax benefits for the three months ended March 31, 2017 and 2016, was $10.7 million and $6.5 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed above, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of March 31, 2017 was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $107.1 million of taxes and $5.1 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the three months ended March 31, 2017 and 2016, the Company recorded nil and $0.1 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $12.1 million as of both March 31, 2017 and December 31, 2016, accrued for interest and penalties, of which $10.0 million as of both March 31, 2017 and December 31, 2016 was attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. Additionally, in connection with the Reorganization Transactions, the Company incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company expects that any future refunds or adjustments to such taxes will be reimbursed to, or funded by, BWHI or its affiliates pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense.

10.  Derivative Financial Instruments

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives (1)	Derivatives (2)	Amount	Derivatives (1)	Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swaps	$198,181	$—	$(4,480)	$200,504	$—	$(5,296)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,456,427	17,629	(19,693)	1,297,101	15,982	(18,299)
Funding swap	38,553	—	(6,987)	37,143	—	(7,460)
Foreign exchange contracts	4,911	78	(20)	3,664	—	(147)

(1)   The positive fair value of derivative assets is included in other assets.

(2)   The negative fair value of derivative liabilities is included in other liabilities.

As of March 31, 2017, the Company pledged $1.3 million in financial instruments and $29.9 million in cash as collateral for interest rate swaps. As of December 31, 2016, the Company pledged $12.1 million in financial instruments and $18.3 million in cash as collateral for interest rate swaps.

Fair Value Hedges

To manage the risk related to the Company’s net interest margin, interest rate swaps are utilized to hedge certain fixed-rate loans. These swaps have maturity, amortization and prepayment features that correspond to the loans hedged, and are designated and qualify as fair value hedges. Any gain or loss on the swaps, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current period earnings.

At March 31, 2017, the Company carried interest rate swaps with notional amounts totaling $48.2 million with a positive fair value of nil and fair value losses of $1.3 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 5.70%. The swaps mature between 2017 and 2023. At December 31, 2016, the Company carried interest rate swaps with notional amounts totaling $50.5 million with a positive fair value of nil and a negative fair value of $1.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2017 and 2016:

	March 31,
(dollars in thousands)	2017	2016
Losses recorded in net interest income	$(199)	$(397)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	219	(988)
Recognized on hedged item	(197)	1,079
Net gains recognized on fair value hedges (ineffective portion)	22	91
Net losses recognized on fair value hedges	$(177)	$(306)

Cash Flow Hedges

The Company utilizes short-term fixed-rate interest rate swaps to reduce exposure to interest rates associated with short-term fixed-rate liabilities. The Company enters into interest rate swaps paying fixed rates and receiving LIBOR. The LIBOR index will correspond to the short-term fixed-rate nature of the liabilities being hedged. If interest rates rise, the increase in interest received on the swaps will offset increases in interest costs associated with these liabilities. By hedging with interest rate swaps, the Company minimizes the adverse impact on interest expense associated with increasing rates on short-term liabilities.

The interest rate swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge for the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $3.2 million as of March 31, 2017 and a negative fair value of $3.8 million as of December 31, 2016, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.6 million and $0.9 million during the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three months ended March 31, 2017 and 2016:

	March 31,
(dollars in thousands)	2017	2016
Pretax gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$598	$(829)

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2017 and 2016.

Free-Standing Derivative Instruments

Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for sale are considered free-standing derivative instruments. Such commitments are stratified by rates and terms and are valued based on market quotes for similar loans. Adjustments, including discounting the historical fallout rate, are then applied to the estimated fair value. The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between the underlying loan value and the derivative financial instruments that cannot be hedged. As of March 31, 2017 and December 31, 2016, the Company did not have any loans held for sale. As such, there were no interest rate lock commitment derivative instruments as of March 31, 2017 and December 31, 2016.

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited consolidated statements of income for the three months ended March 31, 2017 and 2016

	Net gains (losses) recognized	Three Months Ended
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2017	2016
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$253	$(291)
Funding swap	Other noninterest income	$3	$—
Foreign exchange contracts	Other noninterest income	$205	$40

As of March 31, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.5 billion, including $1.4 billion related to the Company’s customer swap program, with a positive fair value of $17.6 million and a negative fair value of $19.7 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 0.78% to 4.90%. The swaps mature between 2018 and 2037. As of December 31, 2016, the Company carried multiple interest rate swaps with notional amounts totaling $1.3 billion, including $1.2 billion related to the Company’s customer swap program, with a positive fair value of $16.0 million and a negative fair value of $18.3 million. The Company received

1-month and 3-month LIBOR and paid fixed rates ranging from 0.77% to 4.90%. The swaps mature between 2018 and 2035. These swaps resulted in net interest expense of $0.3 million for both the three months ended March 31, 2017 and 2016, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded to income in the current period, and totaled $3.0 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. Interest rate swaps related to the program had equal and offsetting asset and liability fair values of $17.6 million as of March 31, 2017 and $16.0 million as of December 31, 2016.

In conjunction with the 2016 sale of Class B shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $7.0 million and $7.5 million was included in the unaudited consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively, to provide for the fair value of this liability. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no previous sales of these shares prior to 2016. See “Note 14. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral thresholds up to $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as pledged property less loans, requires valuation of the property pledged.  Counterparty credit risk adjustments of nil and $0.1 million  were recognized for the three months ended March 31, 2017 and 2016, respectively.

11. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a purported class action lawsuit was filed by a Bank customer alleging that FHB improperly charges an overdraft fee in circumstances where an account has sufficient funds to cover the transaction at the time a transaction is authorized by the customer but not at the time the transaction is posted, and that this practice constitutes an unjust and deceptive trade practice. The lawsuit further alleges that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constitutes a usurious interest charge and an unfair and deceptive trade practice.

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

In addition to the litigation noted above, various other legal proceedings are pending or threatened against the Company. After consultation with legal counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the unaudited consolidated financial statements.

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in extending loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $92.5 million and $94.5 million at March 31, 2017 and December 31, 2016, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures third parties that it will receive the specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $18.4 million and $19.0 million at March 31, 2017 and December 31, 2016, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2017 have maturities ranging from April 2017 to December 2019. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2017 and December 31, 2016, respectively, were as follows:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,143,299	$5,121,811
Standby letters of credit	65,677	60,848
Commercial letters of credit	7,137	6,813

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

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 10. Derivative Financial Instruments” for more information.

Reorganization Transactions

In connection with the Reorganization Transactions as discussed in Note 1, FHI (formerly BancWest) distributed BWHI (including BOW) to BNPP so that BWHI was held directly by BNPP. BWHI is now held indirectly by BNPP through its intermediate holding company. As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BancWest, including its then-wholly-owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

12. Earnings per Share

For the three months ended March 31, 2017 and 2016, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three months ended March 31, 2017 and 2016, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
(dollars in thousands, except shares and per share amounts)	2017	2016
Numerator:
Net income	$56,740	$65,531

Denominator:
Basic: weighted-average shares outstanding	139,545,728	139,459,620
Add: weighted-average equity-based awards	91,682	—
Diluted: weighted-average shares outstanding	139,637,410	139,459,620

Basic earnings per share	$0.41	$0.47
Diluted earnings per share	$0.41	$0.47

13. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2017 and 2016, recorded as a component of salaries and employee benefits in the unaudited consolidated statements of income:

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Three Months Ended March 31,
Service cost	$158	$215	$179	$192
Interest cost	2,041	2,157	201	210
Expected return on plan assets	(1,242)	(1,171)	—	—
Prior service credit	—	—	(107)	(107)
Recognized net actuarial loss	1,999	1,771	—	—
Total net periodic benefit cost	$2,956	$2,972	$273	$295

14. Fair Value

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

ASC 820 requires that the Company disclose estimated fair values for certain financial instruments. Financial instruments include such items as investment securities, loans, deposits, interest rate and foreign exchange contracts, interest rate swaps and other instruments as defined by the standard. The Company has an organized and established process for determining and reviewing the fair value of financial instruments reported in the Company’s financial statements. The fair value measurements are reviewed to ensure they are reasonable and in line with market experience in similar asset and liability classes.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of March 31, 2017 and December 31, 2016, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the

Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $7.0 million and $7.5 million was included in the unaudited consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively, to provide for the fair value of this liability. The potential liability related to the funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3. The significant unobservable inputs used in the fair value measurement of the Company’s derivative liability are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements as of March 31, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$393,811	$—	$393,811
Government-sponsored enterprises debt securities	—	243,267	—	243,267
Government agency mortgage-backed securities (1)	—	175,536	—	175,536
Government-sponsored enterprises mortgage-backed securities (1)	—	196,315	—	196,315
Non-government asset-backed securities	—	8,034	—	8,034
Collateralized mortgage obligations
Government agency	—	3,393,256	—	3,393,256
Government-sponsored enterprises	—	850,043	—	850,043
Total available-for-sale securities	—	5,260,262	—	5,260,262
Other assets (2)	—	17,707	—	17,707
Liabilities
Other liabilities (3)	—	(24,193)	(6,987)	(31,180)
Total	$—	$5,253,776	$(6,987)	$5,246,789

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,473	$—	$392,473
Government-sponsored enterprises debt securities	—	242,667	—	242,667
Government agency mortgage-backed securities (1)	—	185,663	—	185,663
Government-sponsored enterprises mortgage-backed securities (1)	—	204,385	—	204,385
Non-government asset-backed securities	—	12,583	—	12,583
Collateralized mortgage obligations
Government agency	—	3,351,822	—	3,351,822
Government-sponsored enterprises	—	687,921	—	687,921
Total available-for-sale securities	—	5,077,514	—	5,077,514
Other assets (2)	—	15,982	—	15,982
Liabilities
Other liabilities (3)	—	(23,742)	(7,460)	(31,202)
Total	$—	$5,069,754	$(7,460)	$5,062,294

(1)   Backed by residential real estate.

(2)   Other assets include derivative assets.

(3)   Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the three months ended March 31, 2017 and during the year ended December 31, 2016,  there were no transfers between levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016 are summarized in the table below.

	Visa Derivative
(dollars in thousands)	2017	2016
Three Months Ended March 31,
Balance as of January 1,	$(7,460)	$—
Total net gains included in other noninterest income	3	—
Purchases	—	(8,875)
Settlements	470	47
Balance as of March 31,	$(6,987)	$(8,828)
Total net gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of March 31,	$3	$—

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

	March 31, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$777,612	$249,953	$527,659	$—	$777,612
Loans (1)	11,613,140	—	—	11,526,427	11,526,427

Financial liabilities:
Deposits	$16,938,178	$13,020,852	$3,909,911	$—	$16,930,763

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$16,890	$—	$—	$16,890	$16,890
Standby letters of credit	952	—	—	952	952
Commercial letters of credit	18	—	—	18	18

(1)   Excludes financing leases of $168.4 million at March 31, 2017.

(2)   There were no lease commitments at March 31, 2017.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2017
Impaired loans	$—	$—	$—
December 31, 2016
Impaired loans	$—	$—	$1,567

Total losses of impaired loans for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2017
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Other liabilities	$(6,987)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,567	Appraisal Value	Appraisal Value	n/m (1)
Other liabilities	$(7,460)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

15. Reportable Operating Segments

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

The following table presents selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2017
Net interest income (expense)	$105,701	$27,533	$(3,889)	$129,345
Provision for loan and lease losses	(1,663)	(2,837)	—	(4,500)
Net interest income (expense) after provision for loan and lease losses	104,038	24,696	(3,889)	124,845

Noninterest income	23,619	17,570	8,218	49,407
Noninterest expense	(55,240)	(15,049)	(14,050)	(84,339)
Income (loss) before (provision) benefit for income taxes	72,417	27,217	(9,721)	89,913

(Provision) benefit for income taxes	(26,733)	(10,034)	3,594	(33,173)
Net income (loss)	$45,684	$17,183	$(6,127)	$56,740

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2016
Net interest income (expense)	$102,425	$27,593	$(12,706)	$117,312
Provision for loan and lease losses	(256)	(444)	—	(700)
Net interest income (expense) after provision for loan and lease losses	102,169	27,149	(12,706)	116,612

Noninterest income	23,630	16,348	33,541	73,519
Noninterest expense	(55,136)	(11,778)	(18,150)	(85,064)
Income before provision for income taxes	70,663	31,719	2,685	105,067

Provision for income taxes	(26,988)	(12,096)	(452)	(39,536)
Net income	$43,675	$19,623	$2,233	$65,531

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains, and from time to time our management may make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the U.S. generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNP Paribas (“BNPP”) and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions, as discussed below; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it retains over our business; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Company Overview

First Hawaiian, Inc. (“FHI” or the “Parent”) is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. The Parent’s wholly-owned bank subsidiary, First Hawaiian Bank (“FHB” or the “Bank”), was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, FHB is the largest full-service bank headquartered in Hawaii. The Bank operates its business through three operating segments: Retail Banking, Commercial Banking, and Treasury and Other.

References to “we,” “our,” “us,” or the “Company” refer to the Parent and its subsidiary that are consolidated for financial reporting purposes.

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. After the Reorganization Transactions, the continuing business of BancWest consisted of its investment in FHB and the financial operations, assets, and liabilities of BancWest related to FHB. BancWest, the sole, direct owner of FHB following the Reorganization Transactions, changed its name to “First Hawaiian, Inc.”

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

Public Offerings and Separation from BNPP

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock. BNPP continued to beneficially own approximately 62% of FHI’s common stock as of March 31, 2017.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company reflected the results of operations, financial position and cash flows of FHI and its wholly-owned subsidiary, FHB. Intercompany account balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Hawaii Economy

Hawaii’s economy continued its strong performance into the early months of 2017, led in large part by strong tourism and construction industries. Visitor arrivals for the two months ended February 28, 2017 increased by 3.3% compared to the same period in 2016, and total visitor spending for the two months ended February 28, 2017 increased by 9.0% compared to the same period in 2016 according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from Japanese and U.S. mainland visitors. Construction activity in Hawaii remained strong for the three months ended March 31, 2017. The value of new building permits issued for the three months ended March 31, 2017 was 32% higher as compared to the same period in 2016 according to the City and County of Honolulu – Department of Planning and Permitting. Construction jobs also remained relatively unchanged in March 2017 as compared to the same period in 2016 according to the Hawaii State Department of Labor & Industrial Relations. The statewide seasonally-adjusted unemployment rate was 2.7% in March 2017 compared to 3.1% for the same period in 2016, according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 4.5% in March 2017 compared to 5.0% for the same period in 2016. With regards to housing, the volume of single-family home sales on Oahu increased by 1.0% for the three months ended March 31, 2017 compared to the same period in 2016, while the volume of condominium sales on Oahu increased by 7.1% for the three months ended March 31, 2017 compared to the same period in 2016, according to the Honolulu Board of Realtors. The median price of single-family home sales on Oahu was $750,000 for three months ended March 31, 2017, an increase of 3.5% compared to the same period in 2016. The median price of condominium sales on Oahu was $390,000 for the three months ended March 31, 2017, an increase of 2.6% compared to the same period in 2016. As of March 31, 2017, months of inventory of single family homes and condominiums on Oahu both remained low at approximately 2.7 months.

Financial Highlights

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2017	2016
Income Statement Data:
Interest income	$136,921	$123,812
Interest expense	7,576	6,500
Net interest income	129,345	117,312
Provision for loan and lease losses	4,500	700
Net interest income after provision for loan and lease losses	124,845	116,612
Noninterest income	49,407	73,519
Noninterest expense	84,339	85,064
Income before provision for income taxes	89,913	105,067
Provision for income taxes	33,173	39,536
Net income	$56,740	$65,531
Basic earnings per share	$0.41	$0.47
Diluted earnings per share	$0.41	$0.47
Basic weighted-average outstanding shares	139,545,728	139,459,620
Diluted weighted-average outstanding shares	139,637,410	139,459,620
Dividend payout ratio	53.66%	—%
Supplemental Income Statement Data (non-GAAP) (1):
Core net interest income	$129,345	$117,312
Core noninterest income	49,407	47,791
Core noninterest expense	83,955	82,517
Core net income	56,982	51,073
Core basic earnings per share	$0.41	$0.37
Core diluted earnings per share	$0.41	$0.37
Other Financial Information / Performance Ratios:(2)
Net interest margin	3.00%	2.77%
Core net interest margin (non-GAAP) (1),(3)	3.00%	2.77%
Efficiency ratio	47.18%	44.57%
Core efficiency ratio (non-GAAP) (1),(4)	46.96%	49.98%
Return on average total assets	1.16%	1.37%
Core return on average total assets (non-GAAP) (1),(5)	1.17%	1.06%
Return on average tangible assets (non-GAAP) (1),(10)	1.23%	1.44%
Core return on average tangible assets (non-GAAP) (1),(6)	1.23%	1.12%
Return on average total stockholders' equity	9.25%	9.52%
Core return on average total stockholders' equity (non-GAAP) (1),(7)	9.29%	7.42%
Return on average tangible stockholders' equity (non-GAAP) (10)	15.41%	14.86%
Core return on average tangible stockholders' equity (non-GAAP) (1),(8)	15.48%	11.58%
Noninterest expense to average assets	1.73%	1.77%
Core noninterest expense to average assets (non-GAAP) (1),(9)	1.72%	1.72%

	March 31,	December 31,
	2017	2016
Balance Sheet Data:
Loans and leases	$11,781,496	$11,520,378
Allowance for loan and lease losses	135,847	135,494
Interest-bearing deposits in other banks	527,659	798,231
Investment securities	5,260,262	5,077,514
Goodwill	995,492	995,492
Total assets	19,792,785	19,661,829
Total deposits	16,938,178	16,794,532
Total liabilities	17,286,791	17,185,344
Total stockholders' equity	2,505,994	2,476,485
Book value per share	$17.96	$17.75
Tangible book value per share (non-GAAP) (10)	$10.82	$10.61

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.06%	0.08%
Allowance for loan and lease losses / total loans and leases	1.15%	1.18%
Net charge-offs / average total loans and leases (2)	0.15%	0.08%

	March 31,	December 31,
Capital Ratios:	2017	2016
Common Equity Tier 1 Capital Ratio	12.78%	12.75%
Tier 1 Capital Ratio	12.78%	12.75%
Total Capital Ratio	13.87%	13.85%
Tier 1 Leverage Ratio	8.52%	8.36%
Total stockholders' equity to total assets	12.66%	12.60%
Tangible stockholders' equity to tangible assets (non-GAAP)(10)	8.04%	7.93%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation		Table 2
	As of and for the
	three months ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net interest income	$129,345	$117,312
Core net interest income (non-GAAP)	$129,345	$117,312

Noninterest income	$49,407	$73,519
Gains on sale of securities	—	(3,050)
Gains on sale of stock (Visa/MasterCard)	—	(22,678)
Core noninterest income (non-GAAP)	$49,407	$47,791

Noninterest expense	$84,339	$85,064
One-time items(a)	(384)	(2,547)
Core noninterest expense (non-GAAP)	$83,955	$82,517

Net income	$56,740	$65,531
Gains on sale of securities	—	(3,050)
Gains on sale of stock (Visa/MasterCard)	—	(22,678)
One-time items(a)	384	2,547
Tax adjustments (b)	(142)	8,723
Total core adjustments	242	(14,458)
Core net income (non-GAAP)	$56,982	$51,073
Core basic earnings per share (non-GAAP)	$0.41	$0.37
Core diluted earnings per share (non-GAAP)	$0.41	$0.37

(a)    One-time items include initial public offering related costs.

(b)Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)   Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three months ended March 31, 2017 and 2016.

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

GAAP to Non-GAAP Reconciliation		Table 3
	As of and for the
	three months ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net income	$56,740	$65,531

Average total stockholders' equity	$2,488,519	$2,769,476
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,493,027	$1,773,984

Total stockholders' equity	$2,505,994	$2,471,734
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,510,502	$1,476,242

Average total assets	$19,769,508	$19,290,342
Less: average goodwill	995,492	995,492
Average tangible assets	$18,774,016	$18,294,850

Total assets	$19,792,785	$19,087,504
Less: goodwill	995,492	995,492
Tangible assets	$18,797,293	$18,092,012

Shares outstanding	139,546,615	139,459,620

Return on average total stockholders' equity(a)	9.25%	9.52%
Return on average tangible stockholders' equity (non-GAAP)(a)	15.41%	14.86%

Return on average total assets(a)	1.16%	1.37%
Return on average tangible assets (non-GAAP)(a)	1.23%	1.44%

Total stockholders' equity to total assets	12.66%	12.95%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.04%	8.16%

Average stockholders' equity to average assets	12.59%	14.36%
Average tangible stockholders' equity to average tangible assets (non-GAAP)	7.95%	9.70%

Book value per share	$17.96	$17.72
Tangible book value per share (non-GAAP)	$10.82	$10.59

(a)  Annualized for the three months ended March 31, 2017 and 2016.

Financial Highlights

Net income was $56.7 million for the three months ended March 31, 2017, a decrease of $8.8 million or 13% as compared to the same period in 2016. Basic and diluted earnings per share were $0.41 per share for the three months ended March 31, 2017, a decrease of $0.06 or 13% as compared to the same period in 2016. The decrease was primarily due to a $24.1 million decrease in noninterest income and a $3.8 million increase in the provision for loan and lease losses (the “Provision”). This was partially offset by a $12.0 million increase in net interest income, a $6.4 million decrease in provision for income taxes and a $0.7 million decrease in noninterest expense for the three months ended March 31, 2017.

Our return on average total assets was 1.16% for the three months ended March 31, 2017, a decrease of 21 basis points as compared to the same period in 2016, and our return on average total stockholders’ equity was 9.25% for the three months ended March 31, 2017, a decrease of 27 basis points as compared to the same period in 2016. Our return on average tangible assets was 1.23% for the three months ended March 31, 2017, a decrease of 21 basis points from the same period in 2016, and our return on average tangible stockholders’ equity was 15.41% for the three months ended March 31, 2017, an increase of 55 basis points from the same period in 2016. We continued to prudently manage our expenses as our efficiency ratio was 47.18% for the three months ended March 31, 2017 compared to 44.57% for the same period in 2016. The efficiency ratio for the three months ended March 31, 2016 was favorably impacted by net gains on the sale of investment securities of $25.7 million.

Our results for the three months ended March 31, 2017 were highlighted by the following:

•

Net interest income was $129.3 million for the three months ended March 31, 2017, an increase of $12.0 million or 10% compared to the same period in 2016. Our net interest margin was 3.00% for the three months ended March 31, 2017, an increase of 23 basis points from the same period in 2016. The increase in net interest income was primarily due to strong loan growth and an increase in funds deployed into available-for-sale investment securities at higher yields. This was partially offset by lower yields on loans and leases and slightly higher deposit funding costs.

•

The Provision was $4.5 million for the three months ended March 31, 2017, an increase of $3.8 million from the same period in 2016. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $49.4 million for the three months ended March 31, 2017, a decrease of $24.1 million or 33% compared to the same period in 2016. The decrease was primarily due to a $25.7 million net gain on the sale of investment securities in 2016, partially offset by a $2.2 million increase in bank-owned life insurance (“BOLI”) income in 2017.

•

Noninterest expense was $84.3 million for the three months ended March 31, 2017, a decrease of $0.7 million or 1% compared to the same period in 2016.  The decrease in noninterest expense was primarily due to a $2.4 million decrease in contracted services and professional fees and a $1.4 million decrease in salaries and benefits expense, partially offset by a $1.3 million increase in regulatory assessment and fees and a  $1.0 million increase in card rewards program expense.

During the three months ended March 31, 2017, we continued to benefit from a strong Hawaii economy by experiencing strong loan growth. We also invested our excess liquidity in high-grade investment securities. Our deposit balances also continued to increase during 2017. We also continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.

•

Total loans and leases were $11.8 billion as of March 31, 2017, an increase of $261.1 million or 2% from December 31, 2016. We experienced strong growth in our commercial real estate portfolio as corporations continued to invest in their businesses and sought to acquire new real estate assets to expand their businesses. We also continued to experience strong growth in our residential real estate portfolio as demand for new housing developments continued to remain strong.

•

The allowance for loan and lease losses (the “Allowance”) was $135.8 million as of March 31, 2017, an increase of $0.4 million or less than 1% from December 31, 2016. The ratio of our Allowance to total loans and leases outstanding was 1.15% as of March 31, 2017, a decrease of three basis points compared to December 31, 2016.

The overall level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest excess liquidity in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total carrying value of our investment securities portfolio was $5.3 billion as of March 31, 2017, an increase of $182.7 million or 4% compared to December 31, 2016.

•

Total deposits were $16.9 billion as of March 31, 2017, an increase of $143.6 million or 1% from December 31, 2016.  Increases in demand, money market and time deposit balances were partially offset by a decrease in savings deposit balances.

•

Finally, total stockholders’ equity was $2.5 billion as of March 31, 2017, an increase of $29.5 million or 1% from December 31, 2016. The increase in stockholders’ equity was primarily due to earnings for the three months ended March 31, 2017 of $56.7 million, partially offset by dividends declared and paid of $30.7 million to our stockholders during the three months ended March 31, 2017.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2017 and 2016, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$640.2	$1.2	0.78%	$2,273.2	$2.9	0.51%
Available-for-Sale Investment Securities	5,236.6	26.4	2.05	3,958.9	16.6	1.68
Loans and Leases (1)
Commercial and industrial	3,233.6	24.3	3.04	3,095.6	22.9	2.98
Real estate - commercial	2,481.2	22.2	3.63	2,158.7	20.9	3.89
Real estate - construction	460.3	3.7	3.25	405.9	3.3	3.24
Real estate - residential	3,723.7	37.6	4.10	3,560.6	36.0	4.07
Consumer	1,513.4	20.3	5.43	1,415.3	19.8	5.65
Lease financing	170.5	1.2	2.77	192.0	1.4	2.94
Total Loans and Leases	11,582.7	109.3	3.83	10,828.1	104.3	3.88
Other Earning Assets	11.2	—	0.77	—	—	—
Total Earning Assets (2)	17,470.7	136.9	3.18	17,060.2	123.8	2.92
Cash and Due from Banks	324.7			299.0
Other Assets	1,974.1			1,931.1
Total Assets	$19,769.5			$19,290.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,506.4	$0.7	0.06%	$4,350.0	$0.7	0.06%
Money Market	2,494.3	0.6	0.09	2,399.1	0.5	0.09
Time	3,985.8	6.3	0.65	3,824.8	5.2	0.55
Total Interest-Bearing Deposits	10,986.5	7.6	0.28	10,573.9	6.4	0.24
Short-Term Borrowings	3.9	—	0.54	223.9	0.1	0.13
Total Interest-Bearing Liabilities	10,990.4	7.6	0.28	10,797.8	6.5	0.24
Net Interest Income		$129.3			$117.3
Interest Rate Spread			2.90%			2.68%
Net Interest Margin			3.00%			2.77%
Noninterest-Bearing Demand Deposits	5,913.9			5,372.8
Other Liabilities	376.7			350.2
Stockholders' Equity	2,488.5			2,769.5
Total Liabilities and Stockholders' Equity	$19,769.5			$19,290.3

(1)    Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

(2)    For the three months ended March 31, 2017 and 2016, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended March 31, 2017
	Compared to March 31, 2016
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(2.7)	$1.0	$(1.7)
Available-for-Sale Investment Securities	6.0	3.8	9.8
Loans and Leases
Commercial and industrial	1.0	0.4	1.4
Real estate - commercial	3.0	(1.7)	1.3
Real estate - construction	0.4	—	0.4
Real estate - residential	1.6	—	1.6
Consumer	1.4	(0.9)	0.5
Lease financing	(0.1)	(0.1)	(0.2)
Total Loans and Leases	7.3	(2.3)	5.0
Total Change in Interest Income	10.6	2.5	13.1

Change in Interest Expense:
Interest-Bearing Deposits
Money Market	0.1	—	0.1
Time	0.2	0.9	1.1
Total Interest-Bearing Deposits	0.3	0.9	1.2
Short-term Borrowings	(0.1)	—	(0.1)
Total Change in Interest Expense	0.2	0.9	1.1
Change in Net Interest Income	$10.4	$1.6	$12.0

(1)    The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $129.3 million for the three months ended March 31, 2017, an increase of $12.0 million or 10% compared to the same period in 2016. Our net interest margin was 3.00% for the three months ended March 31, 2017, an increase of 23 basis points from the same period in 2016. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks, lower yields from our loan portfolio, and slightly higher deposit funding costs. For the three months ended March 31, 2017, the average balance of our loans and leases was $11.6 billion, an increase of $754.6 million or 7% compared to the same period in 2016. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, residential real estate, consumer, and commercial and industrial lending portfolios. For the three months ended March 31, 2017, the average balance of our investment securities portfolio was $5.2 billion, an increase of $1.3 billion or 32% compared to the same period in 2016. Yields on our investment securities portfolio were 2.05%, an increase of 37 basis points from the same period in 2016. Yields on our loans and leases were 3.83% for the three months ended March 31, 2017, a decrease of five basis points as compared to the same period in 2016. We experienced a decrease in yields in some of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $7.6 million for the three months ended March 31, 2017, an increase of $1.2 million or 19% compared to the same period in 2016. Rates paid on our interest-bearing deposits were 28 basis points for the three months ended March 31, 2017, an increase of four basis points compared to the same period in 2016.

Provision for Credit Losses

The Provision was $4.5 million for the three months ended March 31, 2017, which represented an increase of $3.8 million compared to the same period in 2016. We recorded net charge-offs of loans and leases of $4.1 million for the three months ended March 31, 2017, while we recorded net recoveries on loans and leases previously charged-off of $1.0 million for the same period in 2016. The Allowance was $135.8 million as of March 31, 2017, an increase of $0.4 million or less than 1.0% from December 31, 2016 and represented 1.15% of total outstanding loans and leases as of March 31, 2017, compared to 1.18% of total outstanding loans and leases as of December 31, 2016. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 6 presents the major components of noninterest income for the three months ended March 31, 2017 and 2016:

Noninterest Income				Table 6
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Service charges on deposit accounts	$9,555	$9,789	$(234)	(2)%
Credit and debit card fees	14,479	13,819	660	5
Other service charges and fees	9,097	9,227	(130)	(1)
Trust and investment services income	7,338	7,405	(67)	(1)
Bank-owned life insurance	4,578	2,356	2,222	94
Investment securities gains, net	—	25,728	(25,728)	n.m.
Other	4,360	5,195	(835)	(16)
Total noninterest income	$49,407	$73,519	$(24,112)	(33)%

n.m. – Denotes a variance which is not meaningful.

Total noninterest income was $49.4 million for the three months ended March 31, 2017, a decrease of $24.1 million or 33% as compared to the same period in 2016.

Service charges on deposit accounts were $9.6 million for the three months ended March 31, 2017, a decrease of $0.2 million or 2% as compared to the same period in 2016. This decrease was primarily due to a $0.1 million decrease in account analysis fees and nominal decreases to overdraft and checking account fees.

Credit and debit card fees were $14.5 million for the three months ended March 31, 2017, an increase of $0.7 million or 5% as compared to the same period in 2016. This increase was primarily due to a $0.8 million increase in merchant services, partially offset by a $0.1 million decrease in net interchange fees.

Other service charges and fees were $9.1 million for the three months ended March 31, 2017, a decrease of $0.1 million or 1% as compared to the same period in 2016. This decrease was primarily due to a $0.3 million decrease in residential mortgage servicing fees and a $0.1 million decrease in fees from standby letters of credit arrangements, partially offset by a $0.3 million increase from the sale of annuities and securities.

Trust and investment services income was $7.3 million for the three months ended March 31, 2017, a decrease of $0.1 million or 1% as compared to the same period in 2016. This decrease was primarily due to a $0.1 million decrease in tax services. Trust and investment services income is largely based upon the market value of assets under management and the fee rate charged to customers. Total trust assets under administration were $12.3 billion and $11.9 billion as of March 31, 2017 and 2016, respectively.

Bank owned life insurance (“BOLI”) income was $4.6 million for the three months ended March 31, 2017, an increase of $2.2 million or 94% as compared to the same period in 2016. This increase was primarily due to higher death benefits of $1.2 million as well as a $1.0 million increase in BOLI earnings during the current period.

Net gains on the sale of investment securities were nil for the three months ended March 31, 2017, a decrease of $25.7 million as compared to the same period in 2016. Net gains on the sale of investment securities for the three months ended March 31, 2016 were due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and a $3.0 million net gain on the sale of available-for-sale investment securities.

Other noninterest income was $4.4 million for the three months ended March 31, 2017, a decrease of $0.8 million or 16% as compared to the same period in 2016. This decrease was primarily due to a $2.4 million recovery on a loan in excess of amounts previously charged-off for the three months ended March 31, 2016. This was partially offset by a $1.0 million increase in customer-related interest rate swap fees and a $0.7 million increase in net gains recognized in income related to derivative contracts.

Noninterest Expense

Table 7 presents the major components of noninterest expense for the three months ended March 31, 2017 and 2016:

Noninterest Expense				Table 7
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$43,300	$44,701	$(1,401)	(3)%
Contracted services and professional fees	10,308	12,755	(2,447)	(19)
Occupancy	5,321	5,312	9	—
Equipment	4,197	3,827	370	10
Regulatory assessment and fees	3,774	2,477	1,297	52
Advertising and marketing	2,028	1,624	404	25
Card rewards program	4,511	3,502	1,009	29
Other	10,900	10,866	34	—
Total noninterest expense	$84,339	$85,064	$(725)	(1)%

Total noninterest expense was $84.3 million for the three months ended March 31, 2017, a decrease of $0.7 million or 1% as compared to the same period in 2016.

Salaries and employee benefits expense was $43.3 million for the three months ended March 31, 2017, a decrease of $1.4 million or 3% as compared to the same period in 2016. This decrease was primarily due to a $2.3 million increase in deferred loan origination costs and a $0.7 million decrease in incentive compensation, partially offset by a $0.5 million increase in group health plan costs and a $0.4 million increase in base salaries.

Contracted services and professional fees were $10.3 million for the three months ended March 31, 2017, a decrease of $2.4 million or 19% as compared to the same period in 2016. This decrease was due to a $2.3 million decrease in audit, legal and consultant fees, primarily related to the Reorganization Transactions and the IPO, and a $0.8 million decrease in outside services, primarily attributable to marketing and rebranding services. This was partially offset by a $0.6 million increase in contracted data processing, primarily due to new merchant billing services.

Equipment expense was $4.2 million for the three months ended March 31, 2017, an increase of $0.4 million or 10% as compared to the same period in 2016. This increase was primarily due to a $0.3 million increase in service contracts expense.

Regulatory assessment and fees were $3.8 million for the three months ended March 31, 2017, an increase of $1.3 million or 52% as compared to the same period in 2016. This increase was primarily due to a change in the calculation of the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment and adoption of an additional surcharge, which resulted in a higher assessment rate.

Advertising and marketing expense was $2.0 million for the three months ended March 31, 2017, an increase of $0.4 million or 25% as compared to the same period in 2016.  This increase was primarily due to an increase of $0.4 million in radio advertising expenses.

Card rewards program expense was $4.5 million for the three months ended March 31, 2017, an increase of $1.0 million or 29% as compared to the same period in 2016. This increase was primarily due to higher levels of priority reward redemptions in the current period.

Provision for Income Taxes

The provision for income taxes was $33.2 million (an effective tax rate of 36.89%) for the three months ended March 31, 2017, compared with a provision for income taxes of $39.5 million (an effective tax rate of 37.63%) for the same period in 2016. The slight decrease in the effective tax rate was primarily due to lower pre-tax income as well as higher tax-exempt BOLI income for the three months ended March 31, 2017. Additional information about the provision for income taxes is presented in “Note 9. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 8 summarizes net income from our business segments for the three months ended March 31, 2017 and 2016. Additional information about operating segment performance is presented in “Note 15. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income		Table 8
	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Retail Banking	$45,684	$43,675
Commercial Banking	17,183	19,623
Treasury and Other	(6,127)	2,233
Total	$56,740	$65,531

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

Net income for the Retail Banking segment was $45.7 million for the three months ended March 31, 2017, an increase of $2.0 million or 5% as compared to the same period in 2016. The increase in net income for the Retail Banking segment was primarily due to a $3.3 million increase in net interest income due to higher earnings credits from our deposit portfolio, partially offset by lower average loan balances. The increase in net interest income was partially offset by a $1.4 million increase in provision for credit losses.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $17.2 million for the three months ended March 31, 2017, a decrease of $2.4 million or 12% as compared to the same period in 2016. The decrease in net income for the Commercial Banking segment was primarily due to a $3.3 million increase in noninterest expense and a $2.4 million increase in provision for credit losses, partially offset by a $2.1 million decrease in provision for income taxes and a $1.2 million increase in noninterest income. The increase in noninterest expense was primarily due to higher card rewards program expenses, regulatory assessment and fees, salaries and benefits and overall expenses that were allocated to the Commercial Banking segment.  The increase in noninterest income was primarily due to higher customer-related interest rate swap fees and merchant services.

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

Net loss for the Treasury and Other segment was $6.1 million for the three months ended March 31, 2017, a decrease of $8.4 million in earnings as compared to the same period in 2016. The net loss was primarily due to a $25.3 million decrease in noninterest income, partially offset by a $8.8 million increase in net interest income, a $4.1 million decrease in noninterest expense and a $4.0 million decrease in provision for income taxes. The decrease in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and a $3.0 million net gain on the sale of available-for-sale investment securities, both recorded during the three months ended March 31, 2016. The increase in net interest income was primarily due to higher average investment securities earning higher yields and higher average loans balances, partially offset by higher deposit funding costs. The decrease in noninterest expense related to a decrease in allocated expenses as well as the absence of costs related to the Reorganization Transaction and IPO recorded in 2016.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of March 31, 2017 and December 31, 2016, cash and cash equivalents were $777.6 million and $1.1 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $5.3 billion and $5.1 billion as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of March 31, 2017 and December 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 4.0 years and 3.8 years, respectively. Furthermore, as of March 31, 2017, we expect maturities and paydowns of approximately $0.8 billion to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of March 31, 2017, we have borrowing capacity of $1.7 billion from the FHLB and $705.6 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. As of both March 31, 2017 and December 31, 2016, our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.2 billion, which represented 84% and 85%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and dividends to be paid to our stockholders. We expect to meet these obligations from dividends paid by First Hawaiian Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short term borrowings, and the issuance of long term debt and equity securities.

Investment Securities

Table 9 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of March 31, 2017 and December 31, 2016:

Investment Securities		Table 9
	March 31,	December 31,
(dollars in thousands)	2017	2016
U.S. Treasury securities	$393,811	$392,473
Government-sponsored enterprises debt securities	243,267	242,667
Government agency mortgage-backed securities	175,536	185,663
Government-sponsored enterprises mortgage-backed securities	196,315	204,385
Non-government asset-backed securities	8,034	12,583
Collateralized mortgage obligations:
Government agency	3,393,256	3,351,822
Government-sponsored enterprises	850,043	687,921
Total available-for-sale securities	$5,260,262	$5,077,514

Table 10 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of March 31, 2017:

Maturities and Weighted-Average Yield on Securities (1)											Table 10
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of March 31, 2017
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$229.8	1.10%	$175.5	1.59%	$—	—%	$405.3	1.32%	$393.8
Government-sponsored enterprises debt securities	35.0	2.80	50.0	1.69	164.7	2.04	—	—	249.7	2.08	243.3
Mortgage-Backed Securities: (2)
Government agency	23.0	2.29	67.7	2.29	47.8	2.29	42.3	2.28	180.8	2.29	175.5
Government-sponsored enterprises	23.3	2.30	91.8	2.27	52.2	2.23	32.5	2.18	199.8	2.25	196.3
Asset-Backed Securities: (2)
Non-government	8.0	0.92	—	—	—	—	—	—	8.0	0.92	8.0
Collateralized mortgage obligations: (2)
Government agency	555.9	1.91	1,839.0	1.97	876.7	2.04	179.5	2.06	3,451.1	1.98	3,393.3
Government-sponsored enterprises	147.2	1.87	469.2	1.93	232.5	1.98	14.2	1.99	863.1	1.93	850.0
Total available-for-sale securities
As of March 31, 2017	$792.4	1.95%	$2,747.5	1.91%	$1,549.4	1.99%	$268.5	2.10%	$5,357.8	1.95%	$5,260.2

(1)   Weighted-average yields were computed on a fully taxable-equivalent basis.

(2)    Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our available-for-sale investment securities portfolio was $5.3 billion as of March 31, 2017, an increase of $0.2 billion or 4% compared to December 31, 2016. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of March 31, 2017, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $4.2 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $393.8 million in U.S. Treasury securities, $243.3 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $371.8 million in mortgage backed securities issued by Ginnie Mae and Fannie Mae and $8.0 million in automobile asset-backed securities.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio. As of March 31, 2017, we maintained relatively lower cash balances with the FRB and increased our holdings in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac.

Gross unrealized gains in our investment securities portfolio were $1.8 million and $2.0 million as of March 31, 2017 and December 31, 2016. Gross unrealized losses in our investment securities portfolio were $99.3 million as of March 31, 2017 and $101.1 million as of December 31, 2016. Lower unrealized gains and higher unrealized losses in our investment securities portfolio were primarily due to market interest rates increasing during the three months ended

March 31, 2017, relative to when the investment securities were purchased. The lower gross unrealized gain positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of March 31, 2017, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of March 31, 2017 and December 31, 2016, we held FHLB stock of $10.1 million which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of March 31, 2017 and December 31, 2016:

Loans and Leases	Table 11
	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$3,243,508	$3,239,600
Real estate:
Commercial	2,532,253	2,343,495
Construction	469,741	450,012
Residential	3,864,509	3,796,459
Total real estate	6,866,503	6,589,966
Consumer	1,503,129	1,510,772
Lease financing	168,356	180,040
Total loans and leases	$11,781,496	$11,520,378

Total loans and leases were $11.8 billion as of March 31, 2017, an increase of $261.1 million or 2% from December 31, 2016 with increases in all categories except for consumer lending and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.2 billion as of March 31, 2017, an increase of $3.9 million or less than 1% from December 31, 2016. High levels of outstanding balances in this portfolio were reflective of a strong Hawaii economy, which has encouraged local businesses to expand and to reinvest in their businesses. Also contributing to the increase in this portfolio was the continued strong customer demand for new automobiles.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.5 billion as of March 31, 2017, an increase of $188.8 million or 8% from December 31, 2016. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $469.7 million as of March 31, 2017, an increase of $19.7 million or 4% from December 31, 2016 due to borrowers drawing down on their lines of credit as construction work progresses.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on the London Interbank Offered Rate. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $3.9 billion as of March 31, 2017, an increase of $68.1 million or 2% from December 31, 2016. The increase in this portfolio was primarily due to our decision to continue to reduce sales of our residential real estate loan originations in the secondary market for the three months ended March 31, 2017. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.5 billion as of March 31, 2017, a decrease of $7.6 million or less than 1% from December 31, 2016. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contribute to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $168.4 million as of March 31, 2017, a decrease of $11.7 million or 6% from December 31, 2016, primarily due to the continued runoff of our leveraged lease portfolio.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” in MD&A for more information on our loan and lease portfolio.

Tables 12 and 13 present the geographic distribution of our loan and lease portfolio as of March 31, 2017 and December 31, 2016:

Geographic Distribution of Loan and Lease Portfolio					Table 12
	March 31, 2017
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,282,771	$1,702,418	$157,653	$100,666	$3,243,508
Real estate:
Commercial	1,729,598	398,604	404,051	—	2,532,253
Construction	321,168	139,010	9,563	—	469,741
Residential	3,713,997	6,613	143,899	—	3,864,509
Total real estate	5,764,763	544,227	557,513	—	6,866,503
Consumer	1,099,682	26,001	375,105	2,341	1,503,129
Lease financing	51,434	97,921	8,307	10,694	168,356
Total Loans and Leases	$8,198,650	$2,370,567	$1,098,578	$113,701	$11,781,496
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

(1)    For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2016
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,301,866	$1,679,681	$144,130	$113,923	$3,239,600
Real estate:
Commercial	1,670,718	361,157	311,620	—	2,343,495
Construction	306,138	128,583	15,291	—	450,012
Residential	3,649,844	6,650	139,965	—	3,796,459
Total real estate	5,626,700	496,390	466,876	—	6,589,966
Consumer	1,107,002	28,355	372,759	2,656	1,510,772
Lease financing	53,814	106,783	8,566	10,877	180,040
Total Loans and Leases	$8,089,382	$2,311,209	$992,331	$127,456	$11,520,378
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

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

Table 14 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of March 31, 2017:

Maturities for Selected Loan Categories (1)				Table 14
	March 31, 2017
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,323,547	$1,522,898	$397,063	$3,243,508
Real estate - construction	114,039	181,571	174,131	469,741
Total Loans and Leases	$1,437,586	$1,704,469	$571,194	$3,713,249

Total of loans due after one year with:
Fixed interest rates		$215,606	$123,913	$339,519
Variable interest rates		1,488,863	447,281	1,936,144
Total Loans and Leases		$1,704,469	$571,194	$2,275,663

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

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 15 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2017 and December 31, 2016:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 15
	March 31,	December 31,
(dollars in thousands)	2017	2016
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$2,154	$2,730
Lease financing	153	153
Total Commercial Loans	2,307	2,883
Residential	5,023	6,547
Total Non-Accrual Loans and Leases	7,330	9,430
Other Real Estate Owned	329	329
Total Non-Performing Assets	$7,659	$9,759

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$309	$449
Lease financing	84	83
Total Commercial Loans	393	532
Residential	1,437	866
Consumer	1,718	1,870
Total Accruing Loans and Leases Past Due 90 Days or More	$3,548	$3,268

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	50,758	44,496
Total Loans and Leases	$11,781,496	$11,520,378

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.06%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.07%	0.08%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.10%	0.11%

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for three months ended March 31, 2017 and for the year ended December 31, 2016:

Non-Performing Assets		Table 16
	Three Months Ended March 31,	Year Ended December 31,
(dollars in thousands)	2017	2016
Balance at beginning of period	$9,759	$16,775
Additions	185	3,205
Reductions
Payments	(619)	(6,831)
Return to accrual status	(816)	(2,065)
Sales of other real estate owned	(539)	(884)
Charge-offs/write-downs	(311)	(441)
Total Reductions	(2,285)	(10,221)
Balance at End of Period	$7,659	$9,759

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

Total NPAs were $7.7 million as of March 31, 2017, a decrease of $2.1 million or 22% from December 31, 2016. The ratio of our NPAs to total loans and leases and other real estate owned was 0.07% as of March 31, 2017, a decrease of one basis point from December 31, 2016. The decrease in total NPAs was primarily due to a $1.5 million decrease in residential real estate non-accrual loans and a $0.6 million decrease in commercial and industrial non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2017, residential real estate non-accrual loans were $5.0 million, a decrease of $1.5 million or 23% from December 31, 2016. As of March 31, 2017, our residential real estate non-accrual loans were comprised of 35 loans with a weighted average current loan-to-value (“LTV”) ratio of 71%.

Commercial and industrial non-accrual loans were $2.2 million as of March 31, 2017, a decrease of $0.6 million or 21% from December 31, 2016.  All of our remaining commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $1.0 million in charge-offs related to these loans.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.3 million as of both March 31, 2017 and December 31, 2016 and was comprised of one residential real estate property.

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

Loans and leases past due 90 days or more and still accruing interest were $3.5 million as of March 31, 2017, an increase of $0.3 million or 9% as compared to December 31, 2016. Residential real estate loans that were past due 90 days or more and still accruing interest increased by $0.6 million during the three months ended March 31, 2017 which was offset by decreases in delinquencies in our commercial and industrial and consumer lending portfolios.

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

Impaired loans were $58.1 million and $59.4 million as of March 31, 2017 and December 31, 2016, respectively. These impaired loans had a related Allowance of $0.9 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively. The decrease in impaired loans during the three months ended March 31, 2017 was primarily due a net decrease of five commercial and industrial loans totaling $0.4 million and a net decrease of seven residential real estate loans totaling $1.3 million. The impaired loan balance is further decreased by chargeoffs and paydowns. As of March 31, 2017 and December 31, 2016, we recorded charge-offs of $1.6 million and $2.0 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of March 31, 2017 had been accrued under the original terms, approximately $0.1 million in additional interest income would have been recorded in the three months ended

March 31, 2017, compared to $0.6 million actually recorded as interest income on those loans. If interest due on the balances of all non-accrual loans as of March 31, 2016 had been accrued under the original terms, approximately $0.1 million in additional interest income would have been recorded for the three months ended March 31, 2016, compared to $0.7 million actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of March 31, 2017 and December 31, 2016:

Loans Modified in a Troubled Debt Restructuring		Table 17
	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$26,090	$24,842
Real estate - commercial	12,315	12,546
Total commercial	38,405	37,388
Residential	13,028	13,813
Total	$51,433	$51,201

Loans modified in a TDR were $51.4 million as of March 31, 2017, an increase of $0.2 million or 0.5% from December 31, 2016. This increase was primarily due to the addition of one commercial and industrial loan of $1.2 million, partially offset by decreases of one commercial real estate loan of $0.1 million and the net decrease of one residential real estate loan of $0.3 million. As of March 31, 2017, $50.8 million or 99% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2017 and December 31, 2016 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 18 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses	Table 18
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Balance at Beginning of Period	$135,494	$135,484
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(855)	(86)
Total Commercial Loans	(855)	(86)
Residential	(22)	(72)
Consumer	(5,572)	(4,206)
Total Loans and Leases Charged-Off	(6,449)	(4,364)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	114	203
Real estate - commercial	77	3,199
Total Commercial Loans	191	3,402
Residential	321	306
Consumer	1,790	1,626
Total Recoveries on Loans and Leases Previously Charged-Off	2,302	5,334
Net Loans and Leases (Charged-Off) Recovered	(4,147)	970
Provision for Credit Losses	4,500	700
Balance at End of Period	$135,847	$137,154
Average Loans and Leases Outstanding	$11,582,645	$10,828,160
Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (1)	0.15%	(0.04)%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.15%	1.25%

(1)   Annualized for the three months ended March 31, 2017 and 2016.

Tables 19 and 20 present the allocation of the Allowance by loan category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2017 and December 31, 2016:

Allocation of the Allowance by Loan and Lease Category	Table 19
	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$31,557	$33,129
Real estate - commercial	19,932	18,448
Real estate - construction	4,532	4,513
Lease financing	813	847
Total commercial	56,834	56,937
Residential	43,541	43,436
Consumer	27,456	28,388
Unallocated	8,016	6,733
Total Allowance for Loan and Lease Losses	$135,847	$135,494

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 20
	March 31,		December 31,
	2017		2016
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	0.97%	27.53%	1.02%	28.12%
Real estate - commercial	0.79	21.49	0.79	20.34
Real estate - construction	0.96	3.99	1.00	3.91
Lease financing	0.48	1.43	0.47	1.56
Total commercial	0.89	54.44	0.92	53.93
Residential	1.13	32.80	1.14	32.96
Consumer	1.83	12.76	1.88	13.11
Total	1.15%	100.00%	1.18%	100.00%

As of March 31, 2017, the Allowance was $135.8 million or 1.15% of total loans and leases outstanding, compared with an Allowance of $135.5 million or 1.18% of total loans and leases outstanding as of December 31, 2016. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $4.1 million or 0.15% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2017 compared to net recoveries of loans and leases of $1.0 million or 0.04% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2016.  Net charge-offs in our commercial lending portfolio were $0.7 million for the three months ended March 31, 2017 compared to net recoveries of $3.3 million for the three months ended March 31, 2016. Our net recovery position for the three months ended March 31, 2016 was primarily due to a $3.1 million recovery on a previously charged-off commercial real estate loan. Net recoveries in our residential lending portfolio were $0.3 million for the three months ended March 31, 2017 compared to net recoveries of $0.2 million for the three months ended March 31, 2016. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $3.8 million for the three months ended March 31, 2017 compared to net charge-offs of $2.6 million for the three months ended March 31, 2016. These higher loss rates reflect the inherent risk related to our consumer lending portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2017 and December 31, 2016 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of March 31, 2017, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2016. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of March 31, 2017 and December 31, 2016. Our goodwill originates from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of First Hawaiian Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three months ended March 31, 2017. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $332.8 million as of March 31, 2017, a decrease of $29.9 million or 8.2% from December 31, 2016.  This decrease was primarily due to a $33.2 million decrease in current taxes receivable and deferred tax assets, the result of us recording our tax provision for the first three months of 2017.  Also contributing to the decrease in other assets was net sales of money market mutual funds of $2.7 million, which was partially offset by a $1.6 million increase in the fair value of our customer related interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 21 presents the composition of our deposits as of March 31, 2017 and December 31, 2016:

Deposits		Table 21
	March 31,	December 31,
(dollars in thousands)	2017	2016
Demand	$6,020,547	$5,992,617
Savings	4,503,663	4,609,306
Money Market	2,496,642	2,454,013
Time	3,917,326	3,738,596
Total Deposits	$16,938,178	$16,794,532

Total deposits were $16.9 billion as of March 31, 2017, an increase of $143.6 million or 1% from December 31, 2016. Increases in demand, money market and time deposits were partially offset by a decrease in the savings deposit balances. We continue to focus on our strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in demand, savings and money market products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts (defined as all deposits excluding time deposits in excess of $250,000) generally deepens and extends the length of customer relationships.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”), which are reflected as short-term borrowings in the unaudited interim consolidated balance sheets, were nil as of March 31, 2017, a decrease of $9.2 million or 100% from December 31, 2016. Balances in repurchase agreements fluctuate throughout the year based on the liquidity needs of our customers. All of our repurchase agreements at December 31, 2016 were either with the State of Hawaii or counties within the State of Hawaii.

The table below provides selected information for short-term borrowings for the three months ended March 31, 2017 and 2016:

		Table 22
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Federal funds purchased:
Weighted-average interest rate at March 31,	—%	—%
Highest month-end balance	$—	$—
Average outstanding balance	$233	$165
Weighted-average interest rate paid	0.09%	0.04%
Securities sold under agreements to repurchase:
Weighted-average interest rate at March 31,	—%	0.19%
Highest month-end balance	$5,951	$235,451
Average outstanding balance	$3,623	$223,772
Weighted-average interest rate paid	0.14%	0.03%

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

Pension and postretirement benefit plan obligations, net of pension plan assets was $122.7 million as of March 31, 2017, an increase of $1.5 million or 1% from December 31, 2016. This increase was primarily due to net periodic benefit costs for the three months ended March 31, 2017 of $3.2 million, partially offset by payments of $1.7 million.

See ‘‘Note 13. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of March 31, 2017, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $174.7 million to Japan. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $151.9 million to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both March 31, 2017 and December 31, 2016.

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

The phase-in period became effective for the Company on January 1, 2015 when banks were required to maintain 4.5% of CET1 to risk-weighted assets, 6.0% of Tier 1 Capital to risk-weighted assets, and 8.0% of Total Capital to risk-weighted assets. On that date, the deductions from CET1 capital were limited to 40% of the final phased-in deductions. Implementation of the deductions and other adjustments to CET1 will be phased-in over a five year period which began on January 1, 2015. Implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased-in over a four year period (increasing each subsequent January 1st by the same amount until it reaches 2.5% on January 1, 2019).

As of March 31, 2017, our capital levels remained characterized as ‘‘well capitalized’’ under the New Capital Rules. Our regulatory capital ratios, calculated in accordance with the New Capital Rules, are presented in Table 23 below. There have been no conditions or events since March 31, 2017 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 23
	March 31,	December 31,
(dollars in thousands)	2017	2016
Stockholders' Equity	$2,505,994	$2,476,485
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(86,692)	(88,011)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,597,194	$1,569,004
Add:
Allowable Reserve for Loan and Lease Losses	136,447	136,094
Total Capital	$1,733,641	$1,705,098
Risk-Weighted Assets	$12,500,360	$12,307,895

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.78%	12.75%
Tier 1 Capital Ratio	12.78%	12.75%
Total Capital Ratio	13.87%	13.85%
Tier 1 Leverage Ratio	8.52%	8.36%

Total stockholders’ equity was $2.5 billion as of March 31, 2017, an increase of $29.5 million or 1% from December 31, 2016. The change in stockholders’ equity was primarily due to earnings for the three months ended March 31, 2017 of $56.7 million, partially offset by dividends declared and paid of $30.7 million during the three months ended March 31, 2017 to the Company’s shareholders.

In April 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share on our outstanding shares. The dividend will be paid on June 9, 2017 to shareholders of record at the close of business on May 30, 2017.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2017 and December 31, 2016, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.6 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2017, there were no repurchases of residential mortgage loans. As of March 31, 2017, there were no pending loan repurchase requests related to representation and warranty provisions.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2017, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2017.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2017, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2017, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2016. However, as noted above, in connection with our transition to a stand-alone public company and our continued separation from BNPP, we expect to incur higher costs, resulting in higher purchase obligations, in future periods from higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW’s volumes or the benefits of BNPP bargaining power. Currently, we are not able to reasonably estimate the future amount and timing of these higher purchase obligations.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2017, see “Note 1. Organization and Basis of Presentation - Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Commercial lending is further categorized into four distinct classes based on characteristics relating to the borrower, transaction and collateral. These classes are: commercial and industrial, commercial real estate, construction and lease financing. Commercial and industrial loans are primarily for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes by medium to larger Hawaii based corporations, as well as U.S. mainland and international companies. Commercial and industrial loans are typically secured by non-real estate assets whereby the collateral is trading assets, enterprise value or inventory. As with many of our customers, our commercial and industrial loan customers are heavily dependent on tourism, government expenditures and real estate values. Commercial real estate loans are secured by real estate, including but not limited to structures and facilities to support activities designated as retail, health care, general office space, warehouse and industrial space. Our bank’s underwriting policy generally requires that net cash flows from the property be sufficient to service the debt while still maintaining an appropriate amount of reserves. Commercial real estate loans in Hawaii are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of March 31, 2017 and December 31, 2016, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 24 presents, for the twelve months subsequent to March 31, 2017 and December 31, 2016, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the base case scenario. The base case scenario assumes that interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast incorporating expected changes in the balance sheet, and 2) a static forecast where the balance sheet as of March 31, 2017 and December 31, 2016 is held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months				Table 24
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
	as of March 31, 2017	as of March 31, 2017	as of December 31, 2016	as of December 31, 2016
Immediate Change in Interest Rates (basis points)
+200	8.4%	12.0%	8.6%	11.9%
+100	4.9	6.0	4.5	5.8
(100)	(6.1)	(6.6)	(6.0)	(6.8)

The table above shows the effects of a simulation which estimates the effect of an immediate and sustained parallel shift in the yield curve of −100, +100 and +200 basis points in market interest rates over a 12 month period on our net interest income. One declining interest rate scenario and two rising interest rate scenarios were selected as shown in the table and net interest income was calculated and compared to the base case scenario, as described above.

Under the dynamic balance sheet forecasts, the change in net interest income from the base case scenario as of March 31, 2017 was slightly higher and more sensitive in the +100 and -100 basis point scenarios as compared to similar projections made as of December 31, 2016, primarily due to our LIBOR-based commercial loans which would reprice relatively quickly in a changing interest rate environment. The change in net interest income from the base case scenario was slightly lower or less sensitive in the +200 basis point scenario as compared to a similar projection made as of December 31, 2016. This was, in part, due to an expectation that there would be a higher demand for our time deposit products in a rising interest rate environment.

Under the static balance sheet forecasts, larger sensitivities are experienced under all scenarios as changes in the deposit mix are not reflected in the forecast over the next 12 months.

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

Limitations of Market Risk Measures

The results of our simulation analyses are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposits or if our mix of assets and liabilities otherwise changes. For example, while we maintain relatively large cash balances with the FRB, a faster than expected withdrawal of deposits out of the bank may cause us to seek higher cost sources of funding. Actual results could also differ from those projected if we experience substantially different prepayment speeds in our loan portfolio than those assumed in the simulation analyses. Finally, these simulation results do not consider all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

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

Through review and oversight by the ALCO, we attempt to engage in strategies that neutralize interest rate risk as much as possible. Our use of derivative financial instruments, as detailed in “Note 10. Derivative Financial Instruments” to the unaudited interim consolidated financial statements, has generally been limited. This is due to natural on balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company operates in a highly regulated environment. From time to time, the Company is party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. For additional information, see the discussion related to contingencies in “Note 11. Commitments and Contingent Liabilities” in our consolidated financial statements under “Part I, Item 1. Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 5. OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian, Inc. and its Subsidiaries (the “Company”) have not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act.  However, the Company is controlled by BNP Paribas and under common control with BNP Paribas’ affiliates (collectively “BNPP”). To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company:

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR 10.6 million during the three months ended March 31, 2017 in connection with these projects, with a net profit of less than that amount, which mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

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

Date: April 27, 2017		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Ching
Michael Ching Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document