Form 10-Q
period 2017-06-30
FIRST HAWAIIAN, INC.
filed 2017-08-10
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company) Emerging growth company ☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 139,546,615 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 3, 2017.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Interest income
Loans and lease financing	$114,179	$105,701	$223,445	$210,058
Available-for-sale securities	25,059	19,453	51,488	36,012
Other	781	1,907	2,007	4,803
Total interest income	140,019	127,061	276,940	250,873
Interest expense
Deposits	8,760	6,541	16,330	12,970
Short-term borrowings and long-term debt	5	93	11	164
Total interest expense	8,765	6,634	16,341	13,134
Net interest income	131,254	120,427	260,599	237,739
Provision for loan and lease losses	4,400	1,900	8,900	2,600
Net interest income after provision for loan and lease losses	126,854	118,527	251,699	235,139
Noninterest income
Service charges on deposit accounts	9,412	9,395	18,967	19,184
Credit and debit card fees	14,157	13,810	28,636	27,629
Other service charges and fees	8,110	8,914	17,207	18,141
Trust and investment services income	7,526	7,323	14,864	14,728
Bank-owned life insurance	2,927	3,792	7,505	6,148
Investment securities gains, net	—	3	—	25,731
Other	6,738	3,134	11,098	8,329
Total noninterest income	48,870	46,371	98,277	119,890
Noninterest expense
Salaries and employee benefits	43,257	41,955	86,557	86,656
Contracted services and professional fees	12,388	9,939	22,696	22,694
Occupancy	5,023	4,809	10,344	10,121
Equipment	4,527	4,116	8,724	7,943
Regulatory assessment and fees	3,750	2,846	7,524	5,323
Advertising and marketing	1,222	1,425	3,250	3,049
Card rewards program	4,618	2,729	9,129	6,231
Other	10,456	10,654	21,356	21,520
Total noninterest expense	85,241	78,473	169,580	163,537
Income before provision for income taxes	90,483	86,425	180,396	191,492
Provision for income taxes	33,588	31,565	66,761	71,101
Net income	$56,895	$54,860	$113,635	$120,391
Basic earnings per share	$0.41	$0.39	$0.81	$0.86
Diluted earnings per share	$0.41	$0.39	$0.81	$0.86
Dividends declared per share	$0.22	$0.22	$0.44	$0.22
Basic weighted-average outstanding shares	139,546,615	139,459,620	139,546,174	139,459,620
Diluted weighted-average outstanding shares	139,646,117	139,459,620	139,644,557	139,459,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$56,895	$54,860	$113,635	$120,391
Other comprehensive income, net of tax:
Net unrealized losses on pensions and other benefits	—	(46)	—	(46)
Net unrealized gains on investment securities	18,885	13,067	19,842	46,455
Net unrealized gains (losses) on cash flow derivative hedges	156	125	518	(377)
Other comprehensive income	19,041	13,146	20,360	46,032
Total comprehensive income	$75,936	$68,006	$133,995	$166,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2017	2016
Assets
Cash and due from banks	$355,752	$253,827
Interest-bearing deposits in other banks	872,013	798,231
Investment securities	5,126,869	5,077,514
Loans and leases	12,062,392	11,520,378
Less: allowance for loan and lease losses	136,883	135,494
Net loans and leases	11,925,509	11,384,884

Premises and equipment, net	292,959	300,788
Other real estate owned and repossessed personal property	329	329
Accrued interest receivable	39,739	41,971
Bank-owned life insurance	432,726	429,209
Goodwill	995,492	995,492
Other intangible assets	14,877	16,809
Other assets	317,709	362,775
Total assets	$20,373,974	$19,661,829
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,580,664	$10,801,915
Noninterest-bearing	5,871,598	5,992,617
Total deposits	17,452,262	16,794,532
Short-term borrowings	—	9,151
Long-term debt	41	41
Retirement benefits payable	134,400	132,904
Other liabilities	234,669	248,716
Total liabilities	17,821,372	17,185,344

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued and outstanding 139,546,615 shares and 139,530,654 shares as of June 30, 2017 and December 31, 2016, respectively)	1,395	1,395
Additional paid-in capital	2,488,091	2,484,251
Retained earnings	130,767	78,850
Accumulated other comprehensive loss, net	(67,651)	(88,011)
Total stockholders' equity	2,552,602	2,476,485
Total liabilities and stockholders' equity	$20,373,974	$19,661,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
				Additional		Other
	Net	Common Stock		Paid-In	Retained	Comprehensive
(dollars in thousands, except share amounts)	Investment	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2015	$2,788,200	139,459,620	$—	$—	$—	$(51,259)	$2,736,941
Net income prior to reorganization on April 1, 2016	65,531	—	—	—	—	—	65,531
Distributions prior to reorganization on April 1, 2016	(363,624)	—	—	—	—	—	(363,624)
Recapitalization of First Hawaiian, Inc.	(2,490,107)	—	1,395	2,488,712	—	—	—
Net income	—	—	—	—	54,860	—	54,860
Cash dividends declared ($0.22 per share)	—	—	—	—	(30,000)	—	(30,000)
Contributions	—	—	—	61,992	—	—	61,992
Distributions	—	—	—	(70,724)	—	—	(70,724)
Other comprehensive income, net of tax	—	—	—	—	—	46,032	46,032
Balance as of June 30, 2016	$—	139,459,620	$1,395	$2,479,980	$24,860	$(5,227)	$2,501,008

Balance as of December 31, 2016	$—	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$2,476,485
Net income	—	—	—	—	113,635	—	113,635
Cash dividends declared ($0.44 per share)	—	—	—	—	(61,400)	—	(61,400)
Common stock issued under Employee Stock Purchase Plan	—	15,961	—	528	—	—	528
Equity-based awards	—	—	—	3,312	(318)	—	2,994
Other comprehensive income, net of tax	—	—	—	—	—	20,360	20,360
Balance as of June 30, 2017	$—	139,546,615	$1,395	$2,488,091	$130,767	$(67,651)	$2,552,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$113,635	$120,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,900	2,600
Depreciation, amortization and accretion, net	30,220	24,495
Deferred income taxes	4,425	6,662
Stock-based compensation	2,994	—
Other gains	(133)	(25)
Net gains on sales of loans held for sale	(13)	—
Net gains on investment securities	—	(25,731)
Change in assets and liabilities:
Net decrease in other assets	13,487	14,157
Net decrease in other liabilities	(14,619)	(2,711)
Net cash provided by operating activities	158,896	139,838
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	412,621	551,595
Proceeds from sales	—	534,107
Purchases	(438,348)	(1,554,942)
Other investments:
Proceeds from sales	11,463	11,801
Purchases	(9,651)	(11,832)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(539,237)	(466,843)
Proceeds from sales of loans originated for investment	672	—
Purchases of loans	(8,000)	—
Proceeds from bank-owned life insurance	3,987	1,021
Purchases of premises, equipment and software	(4,019)	(8,565)
Proceeds from sales of premises and equipment	27	50
Proceeds from sales of other real estate owned	635	167
Other	(1,046)	66
Net cash used in investing activities	(570,896)	(943,375)
Cash flows from financing activities
Net increase in deposits	657,730	60,180
Net decrease in short-term borrowings	(9,151)	(181,200)
Dividends paid	(61,400)	(30,000)
Distributions paid	—	(363,624)
Proceeds from employee stock purchase plan	528	—
Net cash provided by (used in) financing activities	587,707	(514,644)
Net increase (decrease) in cash and cash equivalents	175,707	(1,318,181)
Cash and cash equivalents at beginning of period	1,052,058	2,650,195
Cash and cash equivalents at end of period	$1,227,765	$1,332,014

Supplemental disclosures
Interest paid	$15,154	$12,663
Income taxes paid, net of income tax refunds	31,091	104,792
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	524	202
Transfers from loans and leases to loans held for sale	659	—
Derivative liability entered into in connection with sale of investment securities	—	8,828

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

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. As part of these transactions, BancWest amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining as the only direct wholly-owned subsidiary of FHI.

On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, FHI became an indirect subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, FHI became a direct wholly-owned subsidiary of BancWest Corporation (“BWC”), a direct wholly-owned subsidiary of BNP Paribas USA.

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock. BNPP continued to beneficially own approximately 62% of FHI’s common stock as of June  30, 2017.

Basis of Presentation

The accompanying unaudited consolidated financial statements of First Hawaiian, Inc. and Subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance amends most of the currently existing revenue recognition principles and requires entities to recognize revenues when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has completed an overall assessment of revenue streams that will be potentially affected by the new guidance. The Company is in the process of identifying contracts that are under the scope of the new guidance. The contracts that management expects to review include those related to commission income, service charges and fees on deposit accounts, credit card arrangements and trust and custody services. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company expects to adopt a modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at the adoption date and new contracts entered into after the adoption date. The Company continues to evaluate the impact that this standard will have on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This update requires entities to record a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The Company is currently evaluating the capability of its existing systems and processes to support the implementation of this new standard as well as the impact that this standard will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. This guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities are to recognize an impairment charge for goodwill by the amount by which the carrying amount exceeds the reporting unit’s fair value.  Entities will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. This guidance applies to entities that change the terms or conditions of a share-based payment award. This update clarifies when an entity should account for a change as a modification. Modification accounting will be required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

As of June 30, 2017 and December 31, 2016, investment securities consisted predominantly of the following investment categories:

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

As of June 30, 2017 and December 31, 2016, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$405,011	$—	$(8,169)	$396,842	$405,637	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	249,709	54	(4,445)	245,318	249,707	16	(7,056)	242,667
Government agency mortgage-backed securities	173,078	—	(4,280)	168,798	190,485	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	194,340	267	(2,990)	191,617	208,034	385	(4,034)	204,385
Non-government asset-backed securities	3,802	—	(1)	3,801	12,592	—	(9)	12,583
Collateralized mortgage obligations:
Government agency	3,345,644	1,760	(38,085)	3,309,319	3,409,822	794	(58,794)	3,351,822
Government-sponsored enterprises	821,593	1,236	(11,655)	811,174	700,338	789	(13,206)	687,921
Total available-for-sale securities	$5,193,177	$3,317	$(69,625)	$5,126,869	$5,176,615	$1,984	$(101,085)	$5,077,514

Proceeds from calls and sales of investment securities were nil for both the three and six months ended June 30, 2017. Proceeds from calls and sales of investment securities totaled $50.0 million and nil, respectively, for the three months ended June 30, 2016, and $75.0 million and $505.0 million, respectively, for the six months ended June 30, 2016. Gross realized gains were nil for both the three and six months ended June 30, 2017. Including the 2016 sale of Visa Class B restricted shares described below, the Company recorded gross realized gains of nil and $25.8 million for the three and six months ended June 30, 2016, respectively. Gross realized losses were nil for both the three and six months ended June 30, 2017. The Company recorded gross realized losses of nil and $0.1 million for the three and six months ended June 30, 2016, respectively. The provision for income taxes related to the Company’s net realized gains on the sale of investment securities was nil for the three and six months ended June 30, 2017 and nil and $10.2 million for the three and six months ended June 30, 2016, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $25.1 million and $19.5 million for the three months ended June 30, 2017 and 2016, respectively, and $51.5 million and $36.0 million for the six months ended June 30, 2017 and 2016, respectively. The Company did not own any non-taxable investment securities during both the three and six months ended June 30, 2017 and 2016.

The amortized cost and fair value of U.S. Treasury and government-sponsored enterprises debt securities as of June 30, 2017, by contractual maturity, are shown below. Mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2017
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$305,580	$299,129
Due after five years through ten years	349,140	343,031
	654,720	642,160

Government agency mortgage-backed securities	173,078	168,798
Government-sponsored enterprises mortgage-backed securities	194,340	191,617
Non-government asset-backed securities	3,802	3,801
Collateralized mortgage obligations:
Government agency	3,345,644	3,309,319
Government-sponsored enterprises	821,593	811,174
Total mortgage- and asset-backed securities	4,538,457	4,484,709
Total available-for-sale securities	$5,193,177	$5,126,869

At June 30, 2017, pledged securities totaled $2.9 billion, of which $2.7 billion was pledged to secure public deposits and $230.0 million was pledged to secure other financial transactions. At December 31, 2016, pledged securities totaled $2.7 billion, of which $2.5 billion was pledged to secure public deposits and repurchase agreements, and $209.1 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of June 30, 2017 and December 31, 2016.

The following table presents the gross unrealized losses and fair values of securities in the available-for-sale portfolio by length of time that the 165 and 158 individual securities in each category have been in a continuous loss position as of June 30, 2017 and December 31, 2016, respectively. The gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(8,169)	$396,842	$—	$—	$(8,169)	$396,842
Government-sponsored enterprises debt securities	(4,445)	210,264	—	—	(4,445)	210,264
Government agency mortgage-backed securities	(4,280)	168,798	—	—	(4,280)	168,798
Government-sponsored enterprises mortgage-backed securities	(2,990)	184,143	—	—	(2,990)	184,143
Non-government asset-backed securities	(1)	1,640	—	2,161	(1)	3,801
Collateralized mortgage obligations:
Government agency	(29,692)	2,488,757	(8,393)	329,429	(38,085)	2,818,186
Government-sponsored enterprises	(2,213)	373,103	(9,442)	254,440	(11,655)	627,543
Total available-for-sale securities with unrealized losses	$(51,790)	$3,823,547	$(17,835)	$586,030	$(69,625)	$4,409,577

	Time in Continuous Loss as of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(13,164)	$392,473	$—	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	(7,056)	207,651	—	—	(7,056)	207,651
Government agency mortgage-backed securities	(4,822)	185,663	—	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	(4,034)	195,848	—	—	(4,034)	195,848
Non-government asset-backed securities	(3)	5,202	(6)	7,381	(9)	12,583
Collateralized mortgage obligations:
Government agency	(51,484)	2,847,103	(7,310)	233,706	(58,794)	3,080,809
Government-sponsored enterprises	(1,807)	252,065	(11,399)	279,282	(13,206)	531,347
Total available-for-sale securities with unrealized losses	$(82,370)	$4,086,005	$(18,715)	$520,369	$(101,085)	$4,606,374

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

The term other-than-temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At June 30, 2017 and December 31, 2016, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of June 30, 2017 and December 31, 2016, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the six months ended June 30, 2017 and for the year ended December 31, 2016.

Visa Class B Restricted Shares

In 2008, the Company received 394,000 Visa Class B restricted shares as part of Visa’s initial public offering. Visa Class B restricted shares are not currently convertible to publicly traded Visa Class A common shares, and only transferable in limited circumstances, until the settlement of certain litigation which are indemnified by Visa members, including the Company. As there are existing transfer restrictions and the outcome of the aforementioned litigation is uncertain, these shares were included in the consolidated balance sheets at their historical cost of $0.

During the six months ended June 30, 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares (recorded in the three months ended March 31, 2016). Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. See “Note 10. Derivative Financial Instruments” for more information. There were no such sales during the six months ended June 30, 2017 or during the three months ended June 30, 2016.

The Company held approximately 120,000 Visa Class B restricted shares as of both June 30, 2017 and December 31, 2016. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of June 30, 2017 and December 31, 2016, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$3,331,092	$3,239,600
Real estate:
Commercial	2,545,479	2,343,495
Construction	555,794	450,012
Residential	3,921,881	3,796,459
Total real estate	7,023,154	6,589,966
Consumer	1,527,470	1,510,772
Lease financing	180,676	180,040
Total loans and leases	$12,062,392	$11,520,378

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $27.4 million and $23.8 million at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, residential real estate loans totaling $2.3 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $903.3 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2016, residential real estate loans totaling $2.1 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $935.7 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2.4 million and $4.1 million at June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017 and December 31, 2016, remaining loan and lease commitments were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$2,180,122	$2,185,810
Real estate:
Commercial	83,774	88,331
Construction	417,633	434,406
Residential	990,924	953,781
Total real estate	1,492,331	1,476,518
Consumer	1,481,746	1,459,467
Lease financing	16	16
Total loan and lease commitments	$5,154,215	$5,121,811

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended June 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$31,557	$19,932	$4,532	$813	$43,541	$27,456	$8,016	$135,847
Charge-offs	(75)	—	—	(146)	—	(5,251)	—	(5,472)
Recoveries	129	55	—	—	150	1,774	—	2,108
Increase (decrease) in Provision	1,730	24	939	190	683	3,924	(3,090)	4,400
Balance at end of period	$33,341	$20,011	$5,471	$857	$44,374	$27,903	$4,926	$136,883

	Six Months Ended June 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(930)	—	—	(146)	(22)	(10,823)	—	(11,921)
Recoveries	243	132	—	—	471	3,564	—	4,410
Increase (decrease) in Provision	899	1,431	958	156	489	6,774	(1,807)	8,900
Balance at end of period	$33,341	$20,011	$5,471	$857	$44,374	$27,903	$4,926	$136,883

	Three Months Ended June 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$35,027	$18,504	$4,514	$807	$45,638	$27,923	$4,741	$137,154
Charge-offs	(52)	—	—	—	(456)	(4,295)	—	(4,803)
Recoveries	19	47	—	1	460	1,582	—	2,109
Increase (decrease) in Provision	798	(291)	122	(28)	810	3,176	(2,687)	1,900
Balance at end of period	$35,792	$18,260	$4,636	$780	$46,452	$28,386	$2,054	$136,360

	Six Months Ended June 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(138)	—	—	—	(528)	(8,501)	—	(9,167)
Recoveries	222	3,246	—	1	766	3,208	—	7,443
Increase (decrease) in Provision	1,683	(3,475)	843	(109)	115	5,294	(1,751)	2,600
Balance at end of period	$35,792	$18,260	$4,636	$780	$46,452	$28,386	$2,054	$136,360

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$5	$7	$—	$—	$653	$—	$—	$665
Collectively evaluated for impairment	33,336	20,004	5,471	857	43,721	27,903	4,926	136,218
Balance at end of period	$33,341	$20,011	$5,471	$857	$44,374	$27,903	$4,926	$136,883
Loans and leases:
Individually evaluated for impairment	$19,285	$9,263	$—	$—	$17,278	$—	$—	$45,826
Collectively evaluated for impairment	3,311,807	2,536,216	555,794	180,676	3,904,603	1,527,470	—	12,016,566
Balance at end of period	$3,331,092	$2,545,479	$555,794	$180,676	$3,921,881	$1,527,470	$—	$12,062,392

	December 31, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$380	$7	$—	$—	$705	$—	$—	$1,092
Collectively evaluated for impairment	32,749	18,441	4,513	847	42,731	28,388	6,733	134,402
Balance at end of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Loans and leases:
Individually evaluated for impairment	$27,572	$12,545	$—	$153	$19,158	$—	$—	$59,428
Collectively evaluated for impairment	3,212,028	2,330,950	450,012	179,887	3,777,301	1,510,772	—	11,460,950
Balance at end of period	$3,239,600	$2,343,495	$450,012	$180,040	$3,796,459	$1,510,772	$—	$11,520,378

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

The credit risk profiles by internally assigned grade for loans and leases as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,227,317	$2,501,783	$548,893	$179,906	$6,457,899
Special mention	42,178	22,351	5,821	589	70,939
Substandard	60,230	21,345	1,080	181	82,836
Doubtful	1,367	—	—	—	1,367
Total	$3,331,092	$2,545,479	$555,794	$180,676	$6,613,041

	December 31, 2016
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,166,304	$2,298,839	$445,149	$179,345	$6,089,637
Special mention	41,719	23,859	3,789	368	69,735
Substandard	29,811	20,797	1,074	174	51,856
Doubtful	1,766	—	—	153	1,919
Total	$3,239,600	$2,343,495	$450,012	$180,040	$6,213,147

There were no loans and leases graded as Loss as of June 30, 2017 and December 31, 2016.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,907,274	$230,121	$951,329	$326,581	$5,415,305
Non-performing and delinquent	14,607	3,197	12,848	3,394	34,046
Total	$3,921,881	$233,318	$964,177	$329,975	$5,449,351

	December 31, 2016
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,778,070	$240,185	$906,829	$340,801	$5,265,885
Non-performing and delinquent	18,389	3,327	15,927	3,703	41,346
Total	$3,796,459	$243,512	$922,756	$344,504	$5,307,231

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

The aging analyses of past due loans and leases as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$791	$185	$1,275	$2,251	$3,326,686	$3,328,937	$2,155	$3,331,092
Commercial real estate	3,190	—	—	3,190	2,542,289	2,545,479	—	2,545,479
Construction	86	84	350	520	555,274	555,794	—	555,794
Lease financing	—	—	—	—	180,676	180,676	—	180,676
Residential	6,334	1,161	1,543	9,038	3,907,274	3,916,312	5,569	3,921,881
Consumer	14,397	3,169	1,873	19,439	1,508,031	1,527,470	—	1,527,470
Total	$24,798	$4,599	$5,041	$34,438	$12,020,230	$12,054,668	$7,724	$12,062,392

	December 31, 2016
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$720	$163	$449	$1,332	$3,235,538	$3,236,870	$2,730	$3,239,600
Commercial real estate	475	—	—	475	2,343,020	2,343,495	—	2,343,495
Construction	—	—	—	—	450,012	450,012	—	450,012
Lease financing	—	—	83	83	179,804	179,887	153	180,040
Residential	9,907	1,069	866	11,842	3,778,070	3,789,912	6,547	3,796,459
Consumer	17,626	3,460	1,870	22,956	1,487,816	1,510,772	—	1,510,772
Total	$28,728	$4,692	$3,268	$36,688	$11,474,260	$11,510,948	$9,430	$11,520,378

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$19,129	$19,861	$—
Commercial real estate	8,348	8,348	—
Residential	8,300	8,908	—
Total	$35,777	$37,117	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$156	$156	$5
Commercial real estate	915	915	7
Residential	8,978	9,259	653
Total	$10,049	$10,330	$665
Total impaired loans:
Commercial and industrial	$19,285	$20,017	$5
Commercial real estate	9,263	9,263	7
Residential	17,278	18,167	653
Total	$45,826	$47,447	$665

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$22,404	$22,608	$—
Commercial real estate	11,598	11,598	—
Lease financing	153	153	—
Residential	9,608	10,628	—
Total	$43,763	$44,987	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,168	$5,624	$380
Commercial real estate	947	947	7
Residential	9,550	9,831	705
Total	$15,665	$16,402	$1,092
Total impaired loans:
Commercial and industrial	$27,572	$28,232	$380
Commercial real estate	12,545	12,545	7
Lease financing	153	153	—
Residential	19,158	20,459	705
Total	$59,428	$61,389	$1,092

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$20,068	$209	$20,847	$438
Commercial real estate	9,866	117	10,443	246
Lease financing	77	—	102	—
Residential	8,187	144	8,661	280
Total	$38,198	$470	$40,053	$964
Impaired loans with a related allowance recorded:
Commercial and industrial	$3,697	$3	$4,187	$50
Commercial real estate	924	11	932	22
Residential	9,140	95	9,276	189
Total	$13,761	$109	$14,395	$261
Total impaired loans:
Commercial and industrial	$23,765	$212	$25,034	$488
Commercial real estate	10,790	128	11,375	268
Lease financing	77	—	102	—
Residential	17,327	239	17,937	469
Total	$51,959	$579	$54,448	$1,225

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$30,443	$338	$25,577	$651
Commercial real estate	8,397	140	7,527	284
Construction	283	—	188	8
Lease financing	176	—	177	—
Residential	13,626	104	14,166	235
Total	$52,925	$582	$47,635	$1,178
Impaired loans with a related allowance recorded:
Commercial and industrial	$892	$—	$595	$—
Residential	8,857	85	8,267	176
Total	$9,749	$85	$8,862	$176
Total impaired loans:
Commercial and industrial	$31,335	$338	$26,172	$651
Commercial real estate	8,397	140	7,527	284
Construction	283	—	188	8
Lease financing	176	—	177	—
Residential	22,483	189	22,433	411
Total	$62,674	$667	$56,497	$1,354

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

The following presents, by class, information related to loans modified in a TDR during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	1	$1,150	$—
Residential	1	310	10	2	663	21
Total	1	$310	$10	3	$1,813	$21

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	2	$7,857	$—	4	$15,953	$—
Commercial real estate	2	5,538	—	2	5,538	—
Residential	2	1,195	—	8	3,589	63
Total	6	$14,590	$—	14	$25,080	$63

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had total remaining loan and lease commitments including standby letters of credit of $5.2 billion as of June 30, 2017 and $5.1 billion as of December 31, 2016. Of the $5.2 billion at June 30, 2017, there were commitments of $1.5 million related to borrowers who had loan terms modified in a TDR. Of the $5.1 billion at December 31, 2016, there were commitments of $6.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017		June 30, 2016		June 30, 2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial (2)	1	$2,496	1	$2,496	—	$—	1	$2,496
Commercial real estate (3)	1	1,393	1	1,393	—	—	—	—
Residential (4)	—	—	1	510	—	—	—	—
Total	2	$3,889	3	$4,399	—	$—	1	$2,496

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)	For the three months ended June 30, 2017 and six months ended June 30, 2017 and 2016, the maturity date for the commercial and industrial loan that subsequently defaulted was extended.
(3)	For the three and six months ended June 30, 2017, the commercial real estate loan that subsequently defaulted was extended.
(4)	For the six months ended June 30, 2017, the residential real estate loan that subsequently defaulted was modified for interest-only payments.

Foreclosure Proceedings

There were no residential mortgage loans collateralized by real estate property that were modified in a TDR that were in the process of foreclosure at June 30, 2017 and one residential real estate loan of $0.5 million that was in process of foreclosure at December 31, 2016.

Foreclosed Property

Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the unaudited consolidated balance sheets was $0.3 million as of both June 30, 2017 and December 31, 2016.

5. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest may include pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity, automated clearing house (“ACH”) transactions and interest rate swaps.

For public deposits and repurchase agreements, the Company enters into bilateral agreements with the entity to pledge investment securities as collateral in the event of default. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The counterparty has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional investment securities. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans and investment securities as collateral to secure borrowing capacity. For ACH transactions, the Company enters into bilateral agreements to collateralize possible daylight overdrafts. For interest rate swaps, the Company enters into bilateral agreements to pledge collateral when either party is in a negative fair value position to mitigate counterparty credit risk. Counterparties to ACH transactions, certain interest rate swaps, the FHLB and the FRB do not have the right to sell or repledge the collateral.

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Public deposits	$2,728,505	$2,521,761
Federal Home Loan Bank	2,260,995	2,097,233
Federal Reserve Bank	903,335	935,672
Repurchase agreements	—	10,066
ACH transactions	151,003	152,394
Interest rate swaps	35,153	30,399
Total	$6,078,991	$5,747,525

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of June 30, 2017 and December 31, 2016. In addition, no debt was extinguished by in-substance defeasance. At June 30, 2017, the Company had $1.8 billion and $685.9 million in lines of credit available from the FHLB and the FRB, respectively. None of the lines available were drawn upon as of June 30, 2017.

As of June 30, 2017, the Company did not have any repurchase agreements. A disaggregation of the gross amount of recognized liabilities for repurchase agreements by the class of collateral pledged as of December 31, 2016 was as follows:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Government agency collateralized mortgage obligations	$1,200	$—	$4,951	$6,151
Government-sponsored enterprises mortgage-backed securities	—	2,000	1,000	3,000
Gross amount of recognized liabilities for repurchase agreements	$1,200	$2,000	$5,951	$9,151

6. Deposits

As of June 30, 2017 and December 31, 2016, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
U.S.:
Interest-bearing	$10,903,294	$10,129,958
Noninterest-bearing	5,227,404	5,399,212
Foreign:
Interest-bearing	677,370	671,957
Noninterest-bearing	644,194	593,405
Total deposits	$17,452,262	$16,794,532

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2017:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$236,404	$1,714,290	$1,950,694
Over three through six months	269,544	549,241	818,785
Over six through twelve months	267,980	394,465	662,445
One to two years	126,118	83,882	210,000
Two to three years	124,299	47,956	172,255
Three to four years	92,840	49,420	142,260
Four to five years	81,989	29,613	111,602
Thereafter	18	—	18
Total	$1,199,192	$2,868,867	$4,068,059

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.9 billion and $2.5 billion as of June 30, 2017 and December 31, 2016, respectively. Overdrawn deposit accounts were classified as loans and totaled $1.7 million and $1.5 million as of June 30, 2017 and December 31, 2016, respectively.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2017	$(143,296)	$56,604	$(86,692)
Three months ended June 30, 2017
Investment securities:
Unrealized net gains arising during the period	31,215	(12,330)	18,885
Net change in unrealized gains on investment securities	31,215	(12,330)	18,885
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	258	(102)	156
Net change in unrealized gains on cash flow derivative hedges	258	(102)	156
Other comprehensive income	31,473	(12,432)	19,041
Accumulated other comprehensive loss at June 30, 2017	$(111,823)	$44,172	$(67,651)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Six months ended June 30, 2017
Investment securities:
Unrealized net gains arising during the period	32,793	(12,951)	19,842
Net change in unrealized gains on investment securities	32,793	(12,951)	19,842
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	856	(338)	518
Net change in unrealized gains on cash flow derivative hedges	856	(338)	518
Other comprehensive income	33,649	(13,289)	20,360
Accumulated other comprehensive loss at June 30, 2017	$(111,823)	$44,172	$(67,651)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2016	$(30,369)	$11,996	$(18,373)
Three months ended June 30, 2016
Pension and other benefits:
Change due to Reorganization Transactions	(78)	32	(46)
Net change in pension and other benefits	(78)	32	(46)
Investment securities:
Unrealized net gains arising during the period	21,605	(8,535)	13,070
Reclassification of net gains to net income:
Investment securities gains, net	(3)	—	(3)
Net change in unrealized gains on investment securities	21,602	(8,535)	13,067
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	201	(76)	125
Net change in unrealized gains on cash flow derivative hedges	201	(76)	125
Other comprehensive income	21,725	(8,579)	13,146
Accumulated other comprehensive loss at June 30, 2016	$(8,644)	$3,417	$(5,227)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Six months ended June 30, 2016
Pension and other benefits:
Change due to Reorganization Transactions	(78)	32	(46)
Net change in pension and other benefits	(78)	32	(46)
Investment securities:
Unrealized net gains arising during the period	102,515	(40,493)	62,022
Reclassification of net gains to net income:
Investment securities gains, net	(25,731)	10,164	(15,567)
Net change in unrealized gains on investment securities	76,784	(30,329)	46,455
Cash flow derivative hedges:
Unrealized net losses on cash flow derivative hedges arising during the period	(628)	251	(377)
Net change in unrealized losses on cash flow derivative hedges	(628)	251	(377)
Other comprehensive income	76,078	(30,046)	46,032
Accumulated other comprehensive loss at June 30, 2016	$(8,644)	$3,417	$(5,227)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

			Unrealized	Total
	Pensions	Unrealized	Gains	Accumulated
	and	Gains (Losses)	(Losses) on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended June 30, 2017
Balance at beginning of period	$(30,237)	$(59,001)	$2,546	$(86,692)
Other comprehensive income	—	18,885	156	19,041
Balance at end of period	$(30,237)	$(40,116)	$2,702	$(67,651)

Six Months Ended June 30, 2017
Balance at beginning of period	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income	—	19,842	518	20,360
Balance at end of period	$(30,237)	$(40,116)	$2,702	$(67,651)

Three Months Ended June 30, 2016
Balance at beginning of period	$(26,883)	$8,282	$228	$(18,373)
Other comprehensive (loss) income	(46)	13,067	125	13,146
Balance at end of period	$(26,929)	$21,349	$353	$(5,227)

Six Months Ended June 30, 2016
Balance at beginning of period	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive (loss) income	(46)	46,455	(377)	46,032
Balance at end of period	$(26,929)	$21,349	$353	$(5,227)

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

The table below sets forth those ratios at June 30, 2017 and December 31, 2016:

	First Hawaiian, Inc.		First Hawaiian		Minimum	Well-
	and Subsidiary		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,624,761	12.73%	$1,615,232	12.67%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,624,761	12.73%	1,615,232	12.67%	6.00%	8.00%
Total capital to risk-weighted assets	1,762,244	13.81%	1,752,715	13.75%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,624,761	8.70%	1,615,232	8.66%	4.00%	5.00%

December 31, 2016:
Common equity tier 1 capital to risk-weighted assets	$1,569,004	12.75%	$1,533,056	12.51%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,569,004	12.75%	1,533,063	12.51%	6.00%	8.00%
Total capital to risk-weighted assets	1,705,098	13.85%	1,669,157	13.62%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,569,004	8.36%	1,533,063	8.19%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2017, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2017, to change the capital adequacy category of the Company or the Bank.

9. Income Taxes

The Company’s effective tax rate was 37.12% and 36.52% for the three months ended June 30, 2017 and 2016, respectively, and 37.01% and 37.13% for the six months ended June 30, 2017 and 2016, respectively.

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

A reconciliation of the amount of unrecognized tax benefits is as follows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$127,085	$9,965	$137,050	$5,903	$2,935	$8,838
Additions for current year tax positions	1,478	—	1,478	6,297	1,075	7,372
Additions for Reorganization Transactions	—	226	226	115,877	5,459	121,336
Additions for prior years' tax positions:
Accrual of interest and penalties	—	209	209	—	67	67
Reductions for prior years' tax positions:
Expiration of statute of limitations	(254)	(101)	(355)	(353)	(144)	(497)
Balance at June 30,	$128,309	$10,299	$138,608	$127,724	$9,392	$137,116

Included in the balance of unrecognized tax benefits for both the six months ended June 30, 2017 and 2016, was $11.0 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded interest and penalties of $0.2 million for the six months ended June 30, 2017 and unrecognized tax benefits and interest and penalties of $115.9 million and $5.5 million, respectively, for the six months ended June 30, 2016. Included in the balance of the unrecognized tax benefits as of June 30, 2017 was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $107.1 million of taxes and $5.2 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the six months ended June 30, 2017 and 2016, the Company recorded $0.4 million and $0.2 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $12.5 million and $12.1 million as of June 30, 2017 and December 31, 2016, respectively, accrued for interest and penalties, of which $10.3 million and $10.0 million as of June 30, 2017 and December 31, 2016, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives (1)	Derivatives (2)	Amount	Derivatives (1)	Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swaps	$196,451	$—	$(4,149)	$200,504	$—	$(5,296)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,611,148	19,581	(14,935)	1,297,101	15,982	(18,299)
Funding swap	40,017	—	(6,493)	37,143	—	(7,460)
Foreign exchange contracts	3,376	79	—	3,664	—	(147)

(1)	The positive fair value of derivative assets is included in other assets.
(2)	The negative fair value of derivative liabilities is included in other liabilities.

As of June 30, 2017, the Company pledged $23.9 million in financial instruments and $11.3 million in cash as collateral for interest rate swaps. As of December 31, 2016, the Company pledged $12.1 million in financial instruments and $18.3 million in cash as collateral for interest rate swaps.

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

At June 30, 2017, the Company carried interest rate swaps with notional amounts totaling $46.5 million with a positive fair value of nil and fair value losses of $1.2 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 5.38%. The swaps mature between 2017 and 2023. At December 31, 2016, the Company carried interest rate swaps with notional amounts totaling $50.5 million with a positive fair value of nil and a negative fair value of $1.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Losses recorded in net interest income	$(171)	$(297)	$(369)	$(694)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	(95)	(530)	124	(1,518)
Recognized on hedged item	199	467	2	1,546
Net gains (losses) recognized on fair value hedges (ineffective portion)	104	(63)	126	28
Net losses recognized on fair value hedges	$(67)	$(360)	$(243)	$(666)

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

The interest rate swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge for the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $3.0 million as of June 30, 2017 and a negative fair value of $3.8 million as of December 31, 2016, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.6 million and $0.8 million during the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Pretax gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$258	$201	$856	$(628)

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2017 and 2016.

Free-Standing Derivative Instruments

Free-standing derivative instruments include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for sale are considered free-standing derivative instruments. Such commitments are stratified by rates and terms and are valued based on market quotes for similar loans. Adjustments, including discounting the historical fallout rate, are then applied to the estimated fair value. The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between the underlying loan value and the derivative financial instruments that cannot be hedged. As of June 30, 2017 and December 31, 2016, the Company did not have any loans held for sale. As such, there were no interest rate lock commitment derivative instruments as of June 30, 2017 and December 31, 2016.

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

	Net gains (losses) recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2017	2016	2017	2016
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$100	$(105)	$353	$(395)
Funding swap	Other noninterest income	(35)	19	(32)	19
Foreign exchange contracts	Other noninterest income	21	(162)	226	(122)

As of June 30, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.6 billion, including $1.5 billion related to the Company’s customer swap program, with a positive fair value of $19.6 million and a negative fair value of $14.9 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.23% to 5.33%. The swaps mature between 2018 and 2037. As of December 31, 2016, the Company carried multiple interest rate swaps with notional amounts totaling $1.3 billion, including $1.2 billion related to the Company’s customer swap program, with a positive fair value of $16.0 million and a negative fair value of $18.3 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 0.77% to 4.90%. The swaps mature between 2018 and 2035. These swaps resulted in net interest expense of $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and net interest expense of $0.5 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.7 million for both the three months ended June 30, 2017 and 2016,  and $4.6 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively. Interest rate swaps related to the program had asset fair values of $19.6 million and $16.0 million as of June 30, 2017 and December 31, 2016, respectively, and liability fair values of $13.0 million and $16.0 million as of June 30, 2017 and December 31, 2016, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $6.5 million and $7.5 million was included in the unaudited consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively, to provide for the fair value of this liability. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no sales of these shares prior to 2016. See “Note 14. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged property less loan balance, requires valuation of the property pledged. Counterparty credit risk adjustment of $0.1 million was recognized for both the six months ended June 30, 2017 and 2016.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in extending loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $66.4 million and $94.5 million at June 30, 2017 and December 31, 2016, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures third parties that it will receive the specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.5 million and $19.0 million at June 30, 2017 and December 31, 2016, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2017 have maturities ranging from

July 2017 to March 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2017 and December 31, 2016, respectively, were as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,154,215	$5,121,811
Standby letters of credit	73,776	60,848
Commercial letters of credit	7,093	6,813

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

Reorganization Transactions

In connection with the Reorganization Transactions as discussed in Note 1, FHI (formerly BancWest) distributed its interest in BWHI (including BOW) to BNPP so that BWHI was held directly by BNPP. BWHI is now held indirectly by BNPP through its intermediate holding company. As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BancWest, including its then-wholly-owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

12. Earnings per Share

For the three and six months ended June 30, 2017 and 2016, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and six months ended June 30, 2017 and 2016, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except shares and per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$56,895	$54,860	$113,635	$120,391

Denominator:
Basic: weighted-average shares outstanding	139,546,615	139,459,620	139,546,174	139,459,620
Add: weighted-average equity-based awards	99,502	—	98,383	—
Diluted: weighted-average shares outstanding	139,646,117	139,459,620	139,644,557	139,459,620

Basic earnings per share	$0.41	$0.39	$0.81	$0.86
Diluted earnings per share	$0.41	$0.39	$0.81	$0.86

13. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016, recorded as a component of salaries and employee benefits in the unaudited consolidated statements of income:

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Three Months Ended June 30,
Service cost	$157	$214	$179	$192
Interest cost	2,042	2,157	201	211
Expected return on plan assets	(1,242)	(1,164)	—	—
Prior service credit	—	—	(108)	(107)
Recognized net actuarial loss	1,999	1,774	—	—
Total net periodic benefit cost	$2,956	$2,981	$272	$296

Six Months Ended June 30,
Service cost	$315	$429	$358	$384
Interest cost	4,083	4,314	402	421
Expected return on plan assets	(2,484)	(2,335)	—	—
Prior service credit	—	—	(215)	(214)
Recognized net actuarial loss	3,998	3,545	—	—
Total net periodic benefit cost	$5,912	$5,953	$545	$591

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of June 30, 2017 and December 31, 2016, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2 in the fair value hierarchy.

Derivatives

Most of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value on a recurring basis using proprietary valuation models that primarily use market observable inputs, such as yield curves, and option volatilities. The fair value of derivatives includes values associated with counterparty credit risk and the Company’s own credit standing. The Company classifies these derivatives, included in other assets and other liabilities, as Level 2 in the fair value hierarchy.

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $6.5 million and $7.5 million was included in the unaudited consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements as of June 30, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$396,842	$—	$396,842
Government-sponsored enterprises debt securities	—	245,318	—	245,318
Government agency mortgage-backed securities (1)	—	168,798	—	168,798
Government-sponsored enterprises mortgage-backed securities (1)	—	191,617	—	191,617
Non-government asset-backed securities	—	3,801	—	3,801
Collateralized mortgage obligations:
Government agency	—	3,309,319	—	3,309,319
Government-sponsored enterprises	—	811,174	—	811,174
Total available-for-sale securities	—	5,126,869	—	5,126,869
Other assets (2)	—	19,660	—	19,660
Liabilities
Other liabilities (3)	—	(19,084)	(6,493)	(25,577)
Total	$—	$5,127,445	$(6,493)	$5,120,952

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,473	$—	$392,473
Government-sponsored enterprises debt securities	—	242,667	—	242,667
Government agency mortgage-backed securities (1)	—	185,663	—	185,663
Government-sponsored enterprises mortgage-backed securities (1)	—	204,385	—	204,385
Non-government asset-backed securities	—	12,583	—	12,583
Collateralized mortgage obligations:
Government agency	—	3,351,822	—	3,351,822
Government-sponsored enterprises	—	687,921	—	687,921
Total available-for-sale securities	—	5,077,514	—	5,077,514
Other assets (2)	—	15,982	—	15,982
Liabilities
Other liabilities (3)	—	(23,742)	(7,460)	(31,202)
Total	$—	$5,069,754	$(7,460)	$5,062,294

(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and six months ended June 30, 2017 and 2016, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016 are summarized in the table below.

	Visa Derivative
(dollars in thousands)	2017	2016
Three Months Ended June 30,
Balance as of April 1,	$(6,987)	$(8,828)
Total net (losses) gains included in other noninterest income	(35)	19
Settlements	529	433
Balance as of June 30,	$(6,493)	$(8,376)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$(35)	$19

Six Months Ended June 30,
Balance as of January 1,	$(7,460)	$—
Total net (losses) gains included in other noninterest income	(32)	19
Purchases	—	(8,875)
Settlements	999	480
Balance as of June 30,	$(6,493)	$(8,376)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$(32)	$19

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

	June 30, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$1,227,765	$355,752	$872,012	$—	$1,227,764
Loans (1)	11,881,716	—	—	11,860,477	11,860,477

Financial liabilities:
Deposits	$17,452,262	$13,384,203	$4,064,576	$—	$17,448,779

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$18,578	$—	$—	$18,578	$18,578
Standby letters of credit	1,077	—	—	1,077	1,077
Commercial letters of credit	18	—	—	18	18

(1)	Excludes financing leases of $180.7 million at June 30, 2017.
(2)	There were no lease commitments at June 30, 2017.

	December 31, 2016
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Short-term financial assets	$1,052,058	$253,827	$798,226	$—	$1,052,053
Loans (1)	11,340,338	—	—	11,306,675	11,306,675

Financial liabilities:
Deposits	$16,794,532	$13,055,935	$3,730,945	$—	$16,786,880
Short-term borrowings	9,151	—	9,109	—	9,109

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$20,677	$—	$—	$20,677	$20,677
Standby letters of credit	876	—	—	876	876
Commercial letters of credit	17	—	—	17	17

(1)	Excludes financing leases of $180.0 million at December 31, 2016.
(2)	There were no lease commitments at December 31, 2016.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2017
Impaired loans	$—	$—	$—
December 31, 2016
Impaired loans	$—	$—	$1,567

Total losses on impaired loans for the six months ended June 30, 2017 and 2016 was $0.5 million and $0.2 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2017
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Other liabilities	$(6,493)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,567	Appraisal Value	Appraisal Value	n/m (1)
Other liabilities	$(7,460)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

15. Reportable Operating Segments

The Company’s operations are organized into three business segments – Retail Banking, Commercial Banking, and Treasury and Other. These segments reflect how discrete financial information is currently evaluated by the chief operating decision maker and how performance is assessed and resources allocated. The Company’s internal management process measures the performance of these business segments. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for loan and lease losses, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

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

The following tables present selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2017
Net interest income (expense)	$106,912	$27,726	$(3,384)	$131,254
Provision for loan and lease losses	(1,626)	(2,774)	—	(4,400)
Net interest income (expense) after provision for loan and lease losses	105,286	24,952	(3,384)	126,854

Noninterest income	22,381	18,921	7,568	48,870
Noninterest expense	(56,168)	(15,758)	(13,315)	(85,241)
Income (loss) before (provision) benefit for income taxes	71,499	28,115	(9,131)	90,483

(Provision) benefit for income taxes	(26,485)	(10,409)	3,306	(33,588)
Net income (loss)	$45,014	$17,706	$(5,825)	$56,895
Total assets as of June 30, 2017	$6,779,914	$5,408,202	$8,185,858	$20,373,974

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2017
Net interest income (expense)	$212,613	$55,259	$(7,273)	$260,599
Provision for loan and lease losses	(3,289)	(5,611)	—	(8,900)
Net interest income (expense) after provision for loan and lease losses	209,324	49,648	(7,273)	251,699

Noninterest income	46,000	36,491	15,786	98,277
Noninterest expense	(111,408)	(30,807)	(27,365)	(169,580)
Income (loss) before (provision) benefit for income taxes	143,916	55,332	(18,852)	180,396

(Provision) benefit for income taxes	(53,218)	(20,443)	6,900	(66,761)
Net income (loss)	$90,698	$34,889	$(11,952)	$113,635
Total assets as of June 30, 2017	$6,779,914	$5,408,202	$8,185,858	$20,373,974

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2016
Net interest income (expense)	$103,771	$28,212	$(11,556)	$120,427
Provision for loan and lease losses	(696)	(1,204)	—	(1,900)
Net interest income (expense) after provision for loan and lease losses	103,075	27,008	(11,556)	118,527

Noninterest income	22,525	16,671	7,175	46,371
Noninterest expense	(54,266)	(13,106)	(11,101)	(78,473)
Income (loss) before (provision) benefit for income taxes	71,334	30,573	(15,482)	86,425

(Provision) benefit for income taxes	(26,067)	(11,145)	5,647	(31,565)
Net income (loss)	$45,267	$19,428	$(9,835)	$54,860
Total assets as of June 30, 2016	$6,841,661	$4,460,197	$7,750,735	$19,052,593

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2016
Net interest income (expense)	$206,196	$55,805	$(24,262)	$237,739
Provision for loan and lease losses	(952)	(1,648)	—	(2,600)
Net interest income (expense) after provision for loan and lease losses	205,244	54,157	(24,262)	235,139

Noninterest income	46,155	33,019	40,716	119,890
Noninterest expense	(109,402)	(24,884)	(29,251)	(163,537)
Income (loss) before (provision) benefit for income taxes	141,997	62,292	(12,797)	191,492

(Provision) benefit for income taxes	(53,055)	(23,241)	5,195	(71,101)
Net income (loss)	$88,942	$39,051	$(7,602)	$120,391
Total assets as of June 30, 2016	$6,841,661	$4,460,197	$7,750,735	$19,052,593

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the U.S. generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank’s reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNP Paribas (“BNPP”) and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions, as discussed below; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it retains over our business; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

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

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. As part of these transactions, BancWest amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining as the only direct wholly-owned subsidiary of FHI.

On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, FHI became an indirect subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, FHI became a direct wholly-owned subsidiary of BancWest Corporation (“BWC”), a direct wholly-owned subsidiary of BNP Paribas USA.

Public Offerings and Separation from BNPP

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock. BNPP continued to beneficially own approximately 62% of FHI’s common stock as of June 30, 2017.

We entered into a transitional services agreement with BNPP, BWHI, BOW and FHB (the “Transitional Services Agreement”) pursuant to which BNPP, BWHI and BOW will continue to provide us with certain services they currently provide either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services that we currently provide to them, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur incremental ongoing and one-time expenses of between $12.0 million and $17.0 million in the aggregate per year for the years ending December 31, 2017 and 2018. We expect our incremental ongoing costs to include those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors) and consulting fees. Our estimates also include cost increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the Comprehensive Capital Analysis and Review (“CCAR”) process, we expect our stress testing-related compliance costs to increase incrementally as we will continue to require certain services for our Dodd-Frank Act Stress Testing (“DFAST”) process and the expenses associated with those services will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

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

Hawaii Economy

Hawaii’s economy continued its strong performance during the six months ended June 30, 2017, led in large part by a strong tourism industry and positive labor market conditions. Visitor arrivals for the six months ended June 30, 2017 increased by 4.3% compared to the same period in 2016, and total visitor spending for the six months ended June 30, 2017 increased by 8.7% compared to the same period in 2016, according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland, Japanese and Canadian visitors. The statewide seasonally-adjusted unemployment rate was 2.7% in June 2017 compared to 3.1% for the same period in 2016, according to the State of Hawaii, Department of Labor and Industrial Relations. The national seasonally-adjusted unemployment rate was 4.4% in June 2017 compared to 4.9% for the same period in 2016. With regards to housing, the volume of single-family home sales on Oahu increased by 4.4% for the six months ended June 30, 2017 compared to the same period in 2016, while the volume of condominium sales on Oahu increased by 6.0% for the six months ended June 30, 2017 compared to the same period in 2016, according to the Honolulu Board of Realtors. The median price of single-family home sales on Oahu was $750,000 for six months ended June 30, 2017, an increase of 3.2% compared to the same period in 2016. The median price of condominium sales on Oahu was $399,000 for the six months ended June 30, 2017, an increase of 3.6% compared to the same period in 2016. As of June 30, 2017, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.7 and 2.8 months, respectively.

Financial Highlights

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Interest income	$140,019	$127,061	$276,940	$250,873
Interest expense	8,765	6,634	16,341	13,134
Net interest income	131,254	120,427	260,599	237,739
Provision for loan and lease losses	4,400	1,900	8,900	2,600
Net interest income after provision for loan and lease losses	126,854	118,527	251,699	235,139
Noninterest income	48,870	46,371	98,277	119,890
Noninterest expense	85,241	78,473	169,580	163,537
Income before provision for income taxes	90,483	86,425	180,396	191,492
Provision for income taxes	33,588	31,565	66,761	71,101
Net income	$56,895	$54,860	$113,635	$120,391
Basic earnings per share	$0.41	$0.39	$0.81	$0.86
Diluted earnings per share	$0.41	$0.39	$0.81	$0.86
Basic weighted-average outstanding shares	139,546,615	139,459,620	139,546,174	139,459,620
Diluted weighted-average outstanding shares	139,646,117	139,459,620	139,644,557	139,459,620
Dividend payout ratio	53.66%	54.68%	54.32%	25.58%
Supplemental Income Statement Data (non-GAAP) (1):
Core net interest income	$131,254	$120,427	$260,599	$237,739
Core noninterest income	48,870	46,371	98,277	94,162
Core noninterest expense	84,784	78,473	168,739	160,990
Core net income	57,181	54,860	114,163	105,933
Core basic earnings per share	$0.41	$0.39	$0.82	$0.76
Core diluted earnings per share	$0.41	$0.39	$0.82	$0.76
Other Financial Information / Performance Ratios:(2)
Net interest margin	3.02%	2.88%	3.01%	2.82%
Core net interest margin (non-GAAP) (1),(3)	3.02%	2.88%	3.01%	2.82%
Efficiency ratio	47.32%	47.04%	47.25%	45.72%
Core efficiency ratio (non-GAAP) (1),(4)	47.07%	47.04%	47.02%	48.50%
Return on average total assets	1.16%	1.16%	1.16%	1.27%
Core return on average total assets (non-GAAP) (1),(5)	1.16%	1.16%	1.17%	1.11%
Return on average tangible assets (non-GAAP) (1),(10)	1.22%	1.23%	1.22%	1.34%
Core return on average tangible assets (non-GAAP) (1),(6)	1.23%	1.23%	1.23%	1.18%
Return on average total stockholders' equity	9.03%	8.86%	9.13%	9.20%
Core return on average total stockholders' equity (non-GAAP) (1),(7)	9.07%	8.86%	9.18%	8.10%
Return on average tangible stockholders' equity (non-GAAP) (10)	14.89%	14.75%	15.14%	14.81%
Core return on average tangible stockholders' equity (non-GAAP) (1),(8)	14.96%	14.75%	15.22%	13.03%
Noninterest expense to average assets	1.74%	1.67%	1.73%	1.72%
Core noninterest expense to average assets (non-GAAP) (1),(9)	1.73%	1.67%	1.72%	1.69%

	June 30,	December 31,
	2017	2016
Balance Sheet Data:
Loans and leases	$12,062,392	$11,520,378
Allowance for loan and lease losses	136,883	135,494
Interest-bearing deposits in other banks	872,013	798,231
Investment securities	5,126,869	5,077,514
Goodwill	995,492	995,492
Total assets	20,373,974	19,661,829
Total deposits	17,452,262	16,794,532
Total liabilities	17,821,372	17,185,344
Total stockholders' equity	2,552,602	2,476,485
Book value per share	$18.29	$17.75
Tangible book value per share (non-GAAP) (10)	$11.16	$10.61

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.06%	0.08%
Allowance for loan and lease losses / total loans and leases	1.13%	1.18%
Net charge-offs / average total loans and leases (2)	0.13%	0.08%

	June 30,	December 31,
Capital Ratios:	2017	2016
Common Equity Tier 1 Capital Ratio	12.73%	12.75%
Tier 1 Capital Ratio	12.73%	12.75%
Total Capital Ratio	13.81%	13.85%
Tier 1 Leverage Ratio	8.70%	8.36%
Total stockholders' equity to total assets	12.53%	12.60%
Tangible stockholders' equity to tangible assets (non-GAAP)(10)	8.04%	7.93%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net interest income	$131,254	$120,427	$260,599	$237,739
Core net interest income (non-GAAP)	$131,254	$120,427	$260,599	$237,739

Noninterest income	$48,870	$46,371	$98,277	$119,890
Gains on sale of securities	—	—	—	(3,050)
Gains on sale of stock (Visa/MasterCard)	—	—	—	(22,678)
Core noninterest income (non-GAAP)	$48,870	$46,371	$98,277	$94,162

Noninterest expense	$85,241	$78,473	$169,580	$163,537
One-time items(a)	(457)	—	(841)	(2,547)
Core noninterest expense (non-GAAP)	$84,784	$78,473	$168,739	$160,990

Net income	$56,895	$54,860	$113,635	$120,391
Gains on sale of securities	—	—	—	(3,050)
Gains on sale of stock (Visa/MasterCard)	—	—	—	(22,678)
One-time items(a)	457	—	841	2,547
Tax adjustments (b)	(171)	—	(313)	8,723
Total core adjustments	286	—	528	(14,458)
Core net income (non-GAAP)	$57,181	$54,860	$114,163	$105,933
Core basic earnings per share (non-GAAP)	$0.41	$0.39	$0.82	$0.76
Core diluted earnings per share (non-GAAP)	$0.41	$0.39	$0.82	$0.76

(a)	One-time items include nonrecurring offering and public company transition related costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and six months ended June 30, 2017 and 2016.

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

(7)

Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

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

(10)

Return on average tangible assets, return on average tangible stockholders’ equity, tangible stockholders’ equity to tangible assets and tangible book value per share are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets, each of which we calculate by subtracting (and thereby effectively excluding) amounts related to our goodwill. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Net income	$56,895	$54,860	$113,635	$120,391

Average total stockholders' equity	$2,528,388	$2,491,138	$2,508,564	$2,630,307
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,532,896	$1,495,646	$1,513,072	$1,634,815

Average total assets	$19,692,222	$18,950,020	$19,730,651	$19,120,180
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$18,696,730	$17,954,528	$18,735,159	$18,124,688

Return on average total stockholders' equity(a)	9.03%	8.86%	9.13%	9.20%
Return on average tangible stockholders' equity (non-GAAP)(a)	14.89%	14.75%	15.14%	14.81%

Return on average total assets(a)	1.16%	1.16%	1.16%	1.27%
Return on average tangible assets (non-GAAP)(a)	1.22%	1.23%	1.22%	1.34%

	As of	As of
	June 30,	December 31,
	2017	2016
Balance Sheet Data:
Total stockholders' equity	$2,552,602	$2,476,485
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,557,110	$1,480,993

Total assets	$20,373,974	$19,661,829
Less: goodwill	995,492	995,492
Tangible assets	$19,378,482	$18,666,337

Shares outstanding	139,546,615	139,530,654

Total stockholders' equity to total assets	12.53%	12.60%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.04%	7.93%

Book value per share	$18.29	$17.75
Tangible book value per share (non-GAAP)	$11.16	$10.61

(a)	Annualized for the three and six months ended June 30, 2017 and 2016.

Financial Highlights

Net income was $56.9 million for the three months ended June 30, 2017, an increase of $2.0 million or 4% as compared to the same period in 2016. Basic and diluted earnings per share were $0.41 per share for the three months ended June 30, 2017, an increase of $0.02 or 5% as compared to the same period in 2016. The increase was primarily due to a $10.9 million increase in net interest income and a $2.5 million increase in noninterest income. This was partially offset by a $6.8 million increase in noninterest expense, a $2.5 million increase in the provision for loan and lease losses (the “Provision”) and a $2.0 million increase in provision for income taxes for the three months ended June 30, 2017.

Our return on average total assets was 1.16% for both the three months ended June 30, 2017 and 2016 and our return on average total stockholders’ equity was 9.03% for the three months ended June 30, 2017, an increase of 17 basis points as compared to the same period in 2016. Our return on average tangible assets was 1.22% for the three months ended June 30, 2017, a decrease of 1 basis point from the same period in 2016, and our return on average tangible stockholders’ equity was 14.89% for three months ended June 30, 2017, an increase of 14 basis points from the same period in 2016. We continued to prudently manage our expenses as our efficiency ratio was 47.32% for the three months ended June 30, 2017 compared to 47.04% for the same period in 2016.

Our results for the three months ended June 30, 2017 were highlighted by the following:

•

Net interest income was $131.3 million for the three months ended June 30, 2017, an increase of $10.9 million or 9% compared to the same period in 2016. Our net interest margin was 3.02% for the three months ended June 30, 2017, an increase of 14 basis points from the same period in 2016.  The increase in net interest income was primarily due to strong loan growth and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks and higher deposit funding costs.

•

The Provision was $4.4 million for the three months ended June 30, 2017, an increase of $2.5 million from the same period in 2016. The Provision is recorded to maintain the allowance for loan and lease losses (the “Allowance”) at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $48.9 million for the three months ended June 30, 2017, an increase of $2.5 million or 5% compared to the same period in 2016. The increase was primarily due to a $3.6 million increase in other noninterest income, partially offset by a $0.9 million decrease in bank-owned life insurance (“BOLI”) income and a $0.8 million decrease in other service charges and fees.

•

Noninterest expense was $85.2 million for the three months ended June 30, 2017, an increase of $6.8 million or 9% compared to the same period in 2016.  The increase in noninterest expense was primarily due to a $2.4 million increase in contracted services and professional fees, a $1.9 million increase in card rewards program expense, a $1.3 million increase in salaries and benefits expense and a $0.9 million increase in regulatory assessment and fees.

Net income was $113.6 million for the six months ended June 30, 2017, a decrease of $6.8 million or 6% as compared to the same period in 2016. Basic and diluted earnings per share were $0.81 per share for the six months ended June 30, 2017, a decrease of $0.05 or 6% as compared to the same period in 2016. The decrease was primarily due to a $21.6 million decrease in noninterest income, a $6.3 million increase in the Provision and a $6.0 million increase in noninterest expense, partially offset by a $22.9 million increase in net interest income and a $4.3 million decrease in provision for income taxes for the six months ended June 30, 2017.

Our return on average total assets was 1.16% for the six months ended June 30, 2017, a decrease of 11 basis points as compared to the same period in 2016, and our return on average total stockholders’ equity was 9.13% for the six months ended June 30, 2017, a decrease of 7 basis points as compared to the same period in 2016. Our return on average tangible assets was 1.22% for the six months ended June 30, 2017, a decrease of 12 basis points from the same period in 2016, and our return on average tangible stockholders’ equity was 15.14% for the six months ended June 30, 2017, an increase of 33 basis points from the same period in 2016. We continued to prudently manage our expenses as our efficiency ratio was 47.25% for the six months ended June 30, 2017 compared to 45.72% for the same period in 2016. The efficiency ratio for the six months ended June 30, 2016 was favorably impacted by net gains on the sale of investment securities of $25.7 million.

Our results for the six months ended June 30, 2017 were highlighted by the following:

•

Net interest income was $260.6 million for the six months ended June 30, 2017, an increase of $22.9 million or 10% compared to the same period in 2016. Our net interest margin was 3.01% for the six months ended June 30, 2017, an increase of 19 basis points from the same period in 2016. The increase in net interest income was primarily due to strong loan growth and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks, lower yields from our loan portfolio and higher deposit funding costs

•

The Provision was $8.9 million for the six months ended June 30, 2017, an increase of $6.3 million from the same period in 2016. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $98.3 million for the six months ended June 30, 2017, a decrease of $21.6 million or 18% compared to the same period in 2016. The decrease was primarily due to a  $25.7 million net gain on the sale of investment securities in 2016, partially offset by a $2.8 million increase in other noninterest income in 2017.

•

Noninterest expense was $169.6 million for the six months ended June 30, 2017, an increase of $6.0 million or 4% compared to the same period in 2016.  The increase in noninterest expense was primarily due to a $2.9 million increase in card rewards program expense, a $2.2 million increase in regulatory assessment and fees and a $0.8 million increase in equipment expense.

During the six months ended June 30, 2017, we continued to benefit from a strong Hawaii economy by reaching record levels of loans and deposit balances. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of liquidity and capital.

•

Total loans and leases were $12.1 billion as of June 30, 2017, an increase of $542.0 million or 5% from December 31, 2016. We experienced strong growth in our commercial real estate portfolio as corporations continued to invest in their businesses and sought to acquire new real estate assets to expand their businesses. We also continued to experience strong growth in our residential real estate portfolio as housing demand continued to remain strong.

•

The Allowance was $136.9 million as of June 30, 2017, an increase of $1.4 million or 1% from December 31, 2016. The ratio of our Allowance to total loans and leases outstanding was 1.13% as of June 30, 2017, a decrease of five basis points compared to December 31, 2016. The overall level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total carrying value of our investment securities portfolio was $5.1 billion as of June 30, 2017, an increase of $49.4 million or 1% compared to December 31, 2016.

•

Total deposits were $17.5 billion as of June 30, 2017, an increase of $657.7 million or 4% from December 31, 2016.  Increases in money market and time deposit balances were partially offset by decreases in demand and savings deposit balances.

•

Finally, total stockholders’ equity was $2.6 billion as of June 30, 2017, an increase of $76.1 million or 3% from December 31, 2016. The increase in stockholders’ equity was primarily due to earnings for the six months ended June 30, 2017 of $113.6 million, partially offset by dividends declared and paid of $61.4 million to our stockholders during the six months ended June 30, 2017.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2017 and 2016, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$312.8	$0.8	1.00%	$1,516.6	$1.9	0.51%
Available-for-Sale Investment Securities	5,208.8	25.0	1.93	4,206.1	19.4	1.86
Loans and Leases (1)
Commercial and industrial	3,279.2	25.7	3.15	3,257.4	23.7	2.93
Real estate - commercial	2,638.3	23.8	3.62	2,241.8	20.7	3.71
Real estate - construction	509.7	4.3	3.41	421.9	3.4	3.27
Real estate - residential	3,782.1	38.6	4.09	3,522.8	36.5	4.16
Consumer	1,525.8	20.6	5.40	1,442.0	20.0	5.58
Lease financing	168.1	1.2	2.84	188.5	1.4	2.91
Total Loans and Leases	11,903.2	114.2	3.85	11,074.4	105.7	3.84
Other Earning Assets	10.8	—	0.99	—	—	—
Total Earning Assets (2)	17,435.6	140.0	3.22	16,797.1	127.0	3.04
Cash and Due from Banks	319.4			303.7
Other Assets	1,937.2			1,849.2
Total Assets	$19,692.2			$18,950.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,488.8	$0.7	0.07%	$4,347.8	$0.6	0.06%
Money Market	2,618.6	0.8	0.12	2,281.9	0.5	0.09
Time	3,887.5	7.2	0.75	3,745.3	5.4	0.58
Total Interest-Bearing Deposits	10,994.9	8.7	0.32	10,375.0	6.5	0.25
Short-Term Borrowings	1.7	—	0.89	202.9	0.1	0.18
Total Interest-Bearing Liabilities	10,996.6	8.7	0.32	10,577.9	6.6	0.25
Net Interest Income		$131.3			$120.4
Interest Rate Spread			2.90%			2.79%
Net Interest Margin			3.02%			2.88%
Noninterest-Bearing Demand Deposits	5,788.0			5,520.3
Other Liabilities	379.2			360.7
Stockholders' Equity	2,528.4			2,491.1
Total Liabilities and Stockholders' Equity	$19,692.2			$18,950.0

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended June 30, 2017 and 2016, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended June 30, 2017
	Compared to June 30, 2016
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(2.2)	$1.1	$(1.1)
Available-for-Sale Investment Securities	4.8	0.8	5.6
Loans and Leases
Commercial and industrial	0.2	1.8	2.0
Real estate - commercial	3.6	(0.5)	3.1
Real estate - construction	0.7	0.2	0.9
Real estate - residential	2.6	(0.5)	2.1
Consumer	1.2	(0.6)	0.6
Lease financing	(0.2)	—	(0.2)
Total Loans and Leases	8.1	0.4	8.5
Other Earning Assets	—	—	—
Total Change in Interest Income	10.7	2.3	13.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	0.1	0.1
Money Market	0.1	0.2	0.3
Time	0.2	1.6	1.8
Total Interest-Bearing Deposits	0.3	1.9	2.2
Short-term Borrowings	(0.2)	0.1	(0.1)
Total Change in Interest Expense	0.1	2.0	2.1
Change in Net Interest Income	$10.6	$0.3	$10.9

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $131.3 million for the three months ended June 30, 2017,  an increase of $10.9 million or 9% compared to the same period in 2016. Our net interest margin was 3.02% for the three months ended June 30, 2017,  an increase of 14 basis points from the same period in 2016. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks and higher deposit funding costs. For the three months ended June 30, 2017, the average balance of our loans and leases was $11.9 billion, an increase of $828.8 million or 7% compared to the same period in 2016. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, residential real estate, construction real estate, and consumer lending portfolios. For the three months ended June 30, 2017, the average balance of our investment securities portfolio was $5.2 billion,  an increase of $1.0 billion or 24% compared to the same period in 2016. Yields on our investment securities portfolio were 1.93% for the three months ended June 30, 2017, an increase of seven basis points from the same period in 2016. Deposit funding costs were $8.7 million for the three months ended June 30, 2017, an increase of $2.2 million or 34% compared to the same period in 2016. Rates paid on our interest-bearing deposits were 32 basis points for the three months ended June 30, 2017, an increase of seven basis points compared to the same period in 2016. While we experienced higher rates paid on all interest-bearing deposit categories in the three months ended June 30, 2017, particularly high rates were paid on our time deposits with an increase of 17 basis points compared to the same period in 2016.

For the six months ended June 30, 2017 and 2016, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$475.6	$2.0	0.85%	$1,894.9	$4.8	0.51%
Available-for-Sale Investment Securities	5,222.6	51.5	1.99	4,082.5	36.0	1.77
Loans and Leases (1)
Commercial and industrial	3,256.5	50.0	3.10	3,176.5	46.7	2.95
Real estate - commercial	2,560.2	46.0	3.62	2,240.5	41.6	3.73
Real estate - construction	485.1	8.0	3.34	413.2	6.7	3.26
Real estate - residential	3,753.1	76.3	4.10	3,502.2	72.5	4.16
Consumer	1,519.7	40.8	5.42	1,428.7	39.9	5.61
Lease financing	169.3	2.3	2.80	190.2	2.7	2.92
Total Loans and Leases	11,743.9	223.4	3.84	10,951.3	210.1	3.86
Other Earning Assets	11.0	—	0.88	—	—	—
Total Earning Assets (2)	17,453.1	276.9	3.20	16,928.7	250.9	2.98
Cash and Due from Banks	322.0			301.3
Other Assets	1,955.6			1,890.2
Total Assets	$19,730.7			$19,120.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,497.5	$1.4	0.06%	$4,348.9	$1.3	0.06%
Money Market	2,556.8	1.3	0.10	2,340.5	1.1	0.09
Time	3,936.4	13.6	0.70	3,785.0	10.6	0.56
Total Interest-Bearing Deposits	10,990.7	16.3	0.30	10,474.4	13.0	0.25
Short-Term Borrowings	2.8	—	0.65	213.5	0.2	0.15
Total Interest-Bearing Liabilities	10,993.5	16.3	0.30	10,687.9	13.2	0.25
Net Interest Income		$260.6			$237.7
Interest Rate Spread			2.90%			2.73%
Net Interest Margin			3.01%			2.82%
Noninterest-Bearing Demand Deposits	5,850.6			5,446.5
Other Liabilities	378.0			355.5
Stockholders' Equity	2,508.6			2,630.3
Total Liabilities and Stockholders' Equity	$19,730.7			$19,120.2

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the six months ended June 30, 2017 and 2016, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 7
	Six Months Ended June 30, 2017
	Compared to June 30, 2016
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(4.9)	$2.1	$(2.8)
Available-for-Sale Investment Securities	10.9	4.6	15.5
Loans and Leases
Commercial and industrial	1.2	2.1	3.3
Real estate - commercial	5.8	(1.4)	4.4
Real estate - construction	1.2	0.1	1.3
Real estate - residential	5.1	(1.3)	3.8
Consumer	2.5	(1.6)	0.9
Lease financing	(0.3)	—	(0.3)
Total Loans and Leases	15.5	(2.1)	13.4
Other Earning Assets	—	—	—
Total Change in Interest Income	21.5	4.6	26.1

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	0.1	0.1
Money Market	0.1	0.2	0.3
Time	0.4	2.6	3.0
Total Interest-Bearing Deposits	0.5	2.9	3.4
Short-Term Borrowings	(0.3)	0.1	(0.2)
Total Change in Interest Expense	0.2	3.0	3.2
Change in Net Interest Income	$21.3	$1.6	$22.9

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $260.6 million for the six months ended June 30, 2017, an increase of $22.9 million or 10% compared to the same period in 2016. Our net interest margin was 3.01% for the six months ended June 30, 2017, an increase of 19 basis points from the same period in 2016. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks, lower yields from our loan portfolio and higher deposit funding costs. For the six months ended June 30, 2017, the average balance of our loans and leases was $11.7 billion, an increase of $792.6 million or 7% compared to the same period in 2016. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, residential real estate, consumer, and commercial and industrial lending portfolios. For the six months ended June 30, 2017, the average balance of our investment securities portfolio was $5.2 billion, an increase of $1.1 billion or 28% compared to the same period in 2016. Yields on our investment securities portfolio were 1.99% for the six months ended June 30, 2017, an increase of 22 basis points from the same period in 2016. Yields on our loans and leases were 3.84% for the six months ended June 30, 2017, a decrease of two basis points as compared to the same period in 2016. We experienced a decrease in yields in some of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $16.3 million for the six months ended June 30, 2017, an increase of $3.3 million or 25% compared to the same period in 2016. Rates paid on our interest-bearing deposits were 30 basis points for the six months ended June 30, 2017, an increase of five basis points compared to the same period in 2016. While we experienced higher rates paid on all interest-bearing deposit categories in the six months ended June 30, 2017, particularly high rates were paid on our time deposits with an increase of 14 basis points compared to the same period in 2016.

Provision for Loan and Lease Losses

The Provision was $4.4 million for the three months ended June 30, 2017, which represented an increase of $2.5 million compared to the same period in 2016. We recorded net charge-offs of loans and leases of $3.4 million and  $2.7 million for the three months ended June 30, 2017 and 2016, respectively. This represented net charge-offs of 0.11% and 0.10% of average loans and leases, on an annualized basis, for the three months ended June 30, 2017 and 2016, respectively. The Provision was $8.9 million for the six months ended June 30, 2017, which represented an increase of $6.3 million compared to the same period in 2016.  This increase was primarily due to the large recovery of a commercial loan during the six months ended June 30, 2016. We recorded net charge-offs of loans and leases of $7.5 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. This represented net charge-offs of 0.13% and 0.03% of average loans and leases, on an annualized basis, for the six months ended June 30, 2017 and 2016, respectively. The Allowance was $136.9 million as of June 30, 2017, an increase of  $1.4 million or 1% from December 31, 2016 and represented 1.13% of total outstanding loans and leases as of June 30, 2017, compared to 1.18% of total outstanding loans and leases as of December 31, 2016. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended June 30, 2017 and 2016 and Table 9 presents the major components of noninterest income for the six months ended June 30, 2017 and 2016:

Noninterest Income				Table 8
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Service charges on deposit accounts	$9,412	$9,395	$17	—%
Credit and debit card fees	14,157	13,810	347	3
Other service charges and fees	8,110	8,914	(804)	(9)
Trust and investment services income	7,526	7,323	203	3
Bank-owned life insurance	2,927	3,792	(865)	(23)
Investment securities gains, net	—	3	(3)	n.m.
Other	6,738	3,134	3,604	n.m.
Total noninterest income	$48,870	$46,371	$2,499	5%

Noninterest Income				Table 9
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Service charges on deposit accounts	$18,967	$19,184	$(217)	(1)%
Credit and debit card fees	28,636	27,629	1,007	4
Other service charges and fees	17,207	18,141	(934)	(5)
Trust and investment services income	14,864	14,728	136	1
Bank-owned life insurance	7,505	6,148	1,357	22
Investment securities gains, net	—	25,731	(25,731)	n.m.
Other	11,098	8,329	2,769	33
Total noninterest income	$98,277	$119,890	$(21,613)	(18)%

n.m. – Denotes a variance which is not meaningful.

Total noninterest income was $48.9 million for the three months ended June 30, 2017, an increase of $2.5 million or 5% as compared to the same period in 2016. Total noninterest income was $98.3 million for the six months ended June 30, 2017, a decrease of $21.6 million or 18% as compared to the same period in 2016.

Credit and debit card fees were $14.2 million for the three months ended June 30, 2017, an increase of $0.3 million or 3% as compared to the same period in 2016. Credit and debit card fees were $28.6 million for the six months ended June 30, 2017, an increase of $1.0 million or 4% as compared to the same period in 2016. This increase was primarily due to a $1.6 million increase in merchant service revenues, partially offset by a $0.3 million decrease in network association dues and a $0.2 million decrease in net interchange fees.

Other service charges and fees were $8.1 million for the three months ended June 30, 2017, a decrease of $0.8 million or 9% as compared to the same period in 2016. This decrease was primarily due to a $0.6 million decrease in fees from annuities and securities and a $0.3 million decrease in residential mortgage loan servicing fees. Other service charges and fees were $17.2 million for the six months ended June 30, 2017, a decrease of $0.9 million or 5% as compared to the same period in 2016. This decrease was primarily due to a $0.6 million decrease in residential mortgage loan servicing fees, a $0.3 million decrease in fees from annuities and securities and a $0.2 million decrease in fees from standby letters of credit arrangements.

BOLI income was $2.9 million for the three months ended June 30, 2017, a decrease of $0.9 million or 23% as compared to the same period in 2016. This decrease was due to a $0.7 million decrease in BOLI earnings and a $0.2 million decrease in death benefits received. BOLI income was $7.5 million for the six months ended June 30, 2017, an increase of $1.4 million or 22% as compared to the same period in 2016. This increase was due to a $1.0 million increase in death benefits received and a $0.3 million increase in BOLI earnings.

Net gains on the sale of investment securities were nil for the three months ended June 30, 2017, a nominal decrease as compared to the same period in 2016. Net gains on the sale of investment securities were nil for the six months ended June 30, 2017, a decrease of $25.7 million as compared to the same period in 2016. Net gains on the sale of investment securities for the six months ended June 30, 2016 were due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and a $3.0 million net gain on the sale of available-for-sale investment securities.

Other noninterest income was $6.7 million for the three months ended June 30, 2017, an increase of $3.6 million compared to the same period in 2016. This increase was primarily due to a $1.7 million increase in vendor bonuses received, a $1.0 million increase related to insurance proceeds from severe weather which affected the Hawaiian Islands and a $0.5 million increase in net gains recognized in income related to derivative contracts. Other noninterest income was $11.1 million for the six months ended June 30, 2017, an increase of $2.8 million or 33% as compared to the same period in 2016. This increase was primarily due to a $1.7 million increase in vendor bonuses received, a $1.0 million increase related to insurance proceeds from severe weather which affected the Hawaiian Islands, a $1.0 million increase in net gains recognized in income related to derivative contracts and a $1.0 million increase in customer-related interest rate swap fees. This was partially offset by a $2.4 million recovery on a loan in excess of amounts previously charged-off for the six months ended June 30, 2016.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended June 30, 2017 and 2016 and Table 11 presents the major components of noninterest expense for the six months ended June 30, 2017 and 2016:

Noninterest Expense				Table 10
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$43,257	$41,955	$1,302	3%
Contracted services and professional fees	12,388	9,939	2,449	25
Occupancy	5,023	4,809	214	4
Equipment	4,527	4,116	411	10
Regulatory assessment and fees	3,750	2,846	904	32
Advertising and marketing	1,222	1,425	(203)	(14)
Card rewards program	4,618	2,729	1,889	69
Other	10,456	10,654	(198)	(2)
Total noninterest expense	$85,241	$78,473	$6,768	9%

Noninterest Expense				Table 11
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$86,557	$86,656	$(99)	—%
Contracted services and professional fees	22,696	22,694	2	—
Occupancy	10,344	10,121	223	2
Equipment	8,724	7,943	781	10
Regulatory assessment and fees	7,524	5,323	2,201	41
Advertising and marketing	3,250	3,049	201	7
Card rewards program	9,129	6,231	2,898	47
Other	21,356	21,520	(164)	(1)
Total noninterest expense	$169,580	$163,537	$6,043	4%

Total noninterest expense was $85.2 million for the three months ended June 30, 2017, an increase of $6.8 million or 9% as compared to the same period in 2016. Total noninterest expense was $169.6 million for the six months ended June 30, 2017, an increase of $6.0 million or 4% as compared to the same period in 2016.

Salaries and employee benefits expense was $43.3 million for the three months ended June 30, 2017, an increase of $1.3 million or 3% as compared to the same period in 2016. This increase was primarily due to a $2.9 million increase in base salaries and a $0.2 million increase in incentive compensation, partially offset by a $2.4 million increase in deferred loan origination costs. Salaries and employee benefits expense was $86.6 million for the six months ended June 30, 2017, a $0.1 million decrease as compared to the same period in 2016.

Contracted services and professional fees were  $12.4 million for the three months ended June 30, 2017, an increase of $2.4 million or 25% as compared to the same period in 2016. This increase was primarily due to a $1.8 million increase in outside services and contracted data processing, primarily related to system upgrades and product enhancements, as well as a $0.6 million increase in audit, legal and consultant fees. Contracted services and professional fees were $22.7 million for the six months ended June 30, 2017,  a nominal change as compared to the same period in 2016.

Equipment expense was $4.5 million for the three months ended June 30, 2017, an increase of $0.4 million or 10% as compared to the same period in 2016. Equipment expense was $8.7 million for the six months ended June 30, 2017, an increase of $0.8 million or 10% as compared to the same period in 2016. This increase was primarily due to a $0.6 million increase in service contracts expense.

Regulatory assessment and fees were  $3.8 million for the three months ended June 30, 2017, an increase of $0.9 million or 32% as compared to the same period in 2016. Regulatory assessment and fees were $7.5 million for the six months ended June 30, 2017, an increase of $2.2 million or 41% as compared to the same period in 2016. These increases were primarily due to a change in the calculation of the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment and adoption of an additional surcharge, which resulted in a higher assessment rate.

Card rewards program expense was $4.6 million for the three months ended June 30, 2017, an increase of $1.9 million or 69% as compared to the same period in 2016. This increase was primarily due to a change in terms related to the expiration of our debit card reward points recorded during the three months ended June 30, 2016, as well as higher levels of activity in priority reward redemptions in the current period. Card rewards program expense was $9.1 million for the six months ended June 30, 2017, an increase of $2.9 million or 47% as compared to the same period in 2016. This increase was primarily due to a change in terms related to the expiration of our debit card reward points recorded during the six months ended June 30, 2016, as well as higher levels of activity in priority reward redemptions and bankcard operating charges in the current period.

Provision for Income Taxes

The provision for income taxes was $33.6 million (an effective tax rate of 37.12%) for the three months ended June 30, 2017, compared with a provision for income taxes of $31.6 million (an effective tax rate of 36.52%) for the same period in 2016. The provision for income taxes was $66.8 million (an effective tax rate of 37.01%) for the six months ended June 30, 2017, compared with a provision for income taxes of $71.1 million (an effective tax rate of 37.13%) for the same period in 2016. The slight decrease in the effective tax rate for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to lower pre-tax income,  higher tax-exempt BOLI income and a $0.8 million release of tax reserves. Additional information about the provision for income taxes is presented in “Note 9. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and six months ended June 30, 2017 and 2016. Additional information about operating segment performance is presented in “Note 15. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Retail Banking	$45,014	$45,267	$90,698	$88,942
Commercial Banking	17,706	19,428	34,889	39,051
Treasury and Other	(5,825)	(9,835)	(11,952)	(7,602)
Total	$56,895	$54,860	$113,635	$120,391

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

Net income for the Retail Banking segment was $45.0 million for the three months ended June 30, 2017, a decrease of $0.3 million or 1% as compared to the same period in 2016. The decrease in net income for the Retail Banking segment was primarily due to a $1.9 million increase in noninterest expense, a $0.9 million increase in provision for loan and lease losses and a $0.4 million increase in provision for income taxes, partially offset by a $3.1 million increase in net interest income. The increase in noninterest expense was primarily due to higher contracted services and professional fees and overall expenses that were allocated to the Retail Banking segment, partially offset by an increase in deferred loan origination costs. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio.

Net income for the Retail Banking segment was $90.7 million for the six months ended June 30, 2017, an increase of $1.8 million or 2% as compared to the same period in 2016. The increase in net income for the Retail Banking segment was primarily due to a $6.4 million increase in net interest income, partially offset by a $2.3 million increase in provision for loan and lease losses and a $2.0 million increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. The increase in noninterest expense was primarily due to higher contracted services and professional fees, regulatory assessments and fees, and overall expenses that were allocated to the Retail Banking segment, partially offset by an increase in deferred loan origination costs.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $17.7 million for the three months ended June 30, 2017, a decrease of $1.7 million or 9% as compared to the same period in 2016. The decrease in net income for the Commercial Banking segment was primarily due to a $2.7 million increase in noninterest expense and a $1.6 million increase in provision for loan and lease losses, partially offset by a $2.3 million increase in noninterest income. The increase in noninterest expense was primarily due to higher card rewards program expenses and overall expenses that were allocated to the Commercial Banking segment. The increase in noninterest income was primarily due to vendor bonuses received.

Net income for the Commercial Banking segment was $34.9 million for the six months ended June 30, 2017, a decrease of $4.2 million or 11% as compared to the same period in 2016. The decrease in net income for the Commercial Banking segment was primarily due to a $5.9 million increase in noninterest expense and a $4.0 million increase in provision for loan and lease losses, partially offset by a $3.5 million increase in noninterest income and a $2.8 million decrease in provision for income taxes. The increase in noninterest expense was primarily due to higher card rewards program expense, regulatory assessment and fees, contracted data processing and overall expenses that were allocated to the Commercial Banking segment.  The increase in noninterest income was primarily due to vendor bonuses received, higher merchant service revenues and customer-related interest rate swap fees.

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

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing and Corporate and Regulatory Administration) provide a wide range of support to our other income earning segments. Expenses incurred by these support units are charged to the applicable business segments through an internal cost allocation process.

Net loss for the Treasury and Other segment was $5.8 million for the three months ended June 30, 2017, a decrease of $4.0 million in loss as compared to the same period in 2016. The decrease in the net loss was primarily due to an $8.2 million increase in net interest income, partially offset by a $2.3 million decrease in benefit for income taxes and a $2.2 million increase in noninterest expense. The increase in net interest income was primarily due to higher average loans balances and higher average investment securities earning higher yields. The increase in noninterest expense was primarily due to an increase in salaries and benefits expense and higher contracted services and professional fees, partially offset by an increase in overall expenses that were allocated from the Treasury and Other segment.

Net loss for the Treasury and Other segment was $12.0 million for the six months ended June 30, 2017, an increase of $4.4 million in loss as compared to the same period in 2016. The increase in the net loss was primarily due to a $24.9 million decrease in noninterest income, partially offset by a $17.0 million increase in net interest income. The decrease in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and a $3.0 million net gain on the sale of available-for-sale investment securities, both recorded during the six months ended June 30, 2016. The increase in net interest income was primarily due to higher average loans balances and higher average investment securities earning higher yields.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of June 30, 2017 and December 31, 2016, cash and cash equivalents were $1.2 billion and $1.1 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $5.1 billion as of both June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of both June 30, 2017 and December 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.8 years. Furthermore, as of June 30, 2017, we expect maturities and paydowns of approximately $0.8 billion to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of June 30, 2017, we have borrowing capacity of $1.8 billion from the FHLB and $685.9 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.6 billion as of June 30, 2017 and $14.2 billion as of December 31, 2016, which represented 84% and 85%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and dividends to be paid to our stockholders. We expect to meet these obligations from dividends paid by First Hawaiian Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short term borrowings and the issuance of long term debt and equity securities.

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of June 30, 2017 and December 31, 2016:

Investment Securities		Table 13
	June 30,	December 31,
(dollars in thousands)	2017	2016
U.S. Treasury securities	$396,842	$392,473
Government-sponsored enterprises debt securities	245,318	242,667
Government agency mortgage-backed securities	168,798	185,663
Government-sponsored enterprises mortgage-backed securities	191,617	204,385
Non-government asset-backed securities	3,801	12,583
Collateralized mortgage obligations:
Government agency	3,309,319	3,351,822
Government-sponsored enterprises	811,174	687,921
Total available-for-sale securities	$5,126,869	$5,077,514

Table 14 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of June 30, 2017:

Maturities and Weighted-Average Yield on Securities (1)											Table 14
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of June 30, 2017
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$255.6	1.12%	$149.4	1.65%	$—	—%	$405.0	1.32%	$396.9
Government-sponsored enterprises debt securities	35.0	2.80	50.0	1.69	164.7	2.04	—	—	249.7	2.08	245.3
Mortgage-Backed Securities: (2)
Government agency	23.7	2.27	67.8	2.27	45.3	2.27	36.3	2.26	173.1	2.27	168.8
Government-sponsored enterprises	29.2	2.24	96.3	2.21	46.5	2.16	22.4	2.12	194.4	2.19	191.6
Asset-Backed Securities: (2)
Non-government	3.8	0.92	—	—	—	—	—	—	3.8	0.92	3.8
Collateralized mortgage obligations: (2)
Government agency	602.3	1.92	1,840.6	1.97	777.5	2.04	125.2	2.05	3,345.6	1.98	3,309.3
Government-sponsored enterprises	155.3	1.89	476.6	1.94	185.3	1.92	4.4	1.43	821.6	1.92	811.2
Total available-for-sale securities
As of June 30, 2017	$849.3	1.97%	$2,786.9	1.90%	$1,368.7	1.99%	$188.3	2.08%	$5,193.2	1.94%	$5,126.9

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our available-for-sale investment securities portfolio was $5.1 billion as of June 30, 2017, an increase of $49.4 million or 1% compared to December 31, 2016. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income, unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of June 30, 2017, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited consolidated balance sheets, with $4.1 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $396.8 million in U.S. Treasury securities, $245.3 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $360.4 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae and $3.8 million in automobile asset-backed securities.

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

Gross unrealized gains in our investment securities portfolio were $3.3 million and $2.0 million as of June 30, 2017 and December 31, 2016, respectively. Gross unrealized losses in our investment securities portfolio were $69.6 million and $101.1 million as of June 30, 2017 and December 31, 2016, respectively. Higher unrealized gains and lower unrealized losses in our investment securities portfolio were primarily due to lower mid-term market interest rates. The higher gross unrealized gain positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of June 30, 2017, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both June 30, 2017 and December 31, 2016, we held FHLB stock of $10.1 million which is recorded as a component of other assets in our unaudited consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of June 30, 2017 and December 31, 2016:

Loans and Leases	Table 15
	June 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$3,331,092	$3,239,600
Real estate:
Commercial	2,545,479	2,343,495
Construction	555,794	450,012
Residential	3,921,881	3,796,459
Total real estate	7,023,154	6,589,966
Consumer	1,527,470	1,510,772
Lease financing	180,676	180,040
Total loans and leases	$12,062,392	$11,520,378

Total loans and leases were $12.1 billion as of June 30, 2017, an increase of $542.0 million or 5% from December 31, 2016 with increases in all categories.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.3 billion as of June 30, 2017, an increase of $91.5 million or 3% from December 31, 2016. High levels of outstanding balances in this portfolio were reflective of a strong Hawaii economy, which has encouraged local businesses to expand and to reinvest in their businesses. Also contributing to the increase in this portfolio was the continued strong customer demand for new automobiles.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.5 billion as of June 30, 2017, an increase of $202.0 million or 9% from December 31, 2016. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $555.8 million as of June 30, 2017, an increase of $105.8 million or 24% from December 31, 2016, as new lending opportunities continue to result from strong construction activity.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on the London Interbank Offered Rate. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $3.9 billion as of June 30, 2017, an increase of $125.4 million or 3% from December 31, 2016. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.5 billion as of June 30, 2017, an increase of $16.7 million or 1% from December 31, 2016. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contributed to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $180.7 million as of June 30, 2017, an increase of $0.6 million or less than 1% from December 31, 2016.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” in MD&A for more information on our loan and lease portfolio.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of June 30, 2017 and December 31, 2016:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	June 30, 2017
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,292,214	$1,774,000	$167,873	$97,005	$3,331,092
Real estate:
Commercial	1,752,894	418,402	374,183	—	2,545,479
Construction	365,910	155,573	34,311	—	555,794
Residential	3,772,908	4,186	144,787	—	3,921,881
Total real estate	5,891,712	578,161	553,281	—	7,023,154
Consumer	1,111,929	25,705	387,908	1,928	1,527,470
Lease financing	50,316	112,484	7,370	10,506	180,676
Total Loans and Leases	$8,346,171	$2,490,350	$1,116,432	$109,439	$12,062,392
Percentage of Total Loans and Leases	69%	21%	9%	1%	100%

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

Table 18 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of June 30, 2017:

Maturities for Selected Loan Categories (1)				Table 18
	June 30, 2017
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,337,949	$1,600,491	$392,652	$3,331,092
Real estate - construction	153,470	167,618	234,706	555,794
Total Loans and Leases	$1,491,419	$1,768,109	$627,358	$3,886,886

Total of loans due after one year with:
Fixed interest rates		$217,872	$123,474	$341,346
Variable interest rates		1,550,237	503,884	2,054,121
Total Loans and Leases		$1,768,109	$627,358	$2,395,467

(1)	Based on contractual maturities.

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

The following tables and discussion address non-performing assets, loans and leases that are 90 days past due but are still accruing interest, impaired loans and loans modified in a troubled debt restructuring (“TDR”).

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2017 and December 31, 2016:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 19
	June 30,	December 31,
(dollars in thousands)	2017	2016
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$2,155	$2,730
Lease financing	—	153
Total Commercial Loans	2,155	2,883
Residential	5,569	6,547
Total Non-Accrual Loans and Leases	7,724	9,430
Other Real Estate Owned	329	329
Total Non-Performing Assets	$8,053	$9,759

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$1,275	$449
Real estate - construction	350	—
Lease financing	—	83
Total Commercial Loans	1,625	532
Residential	1,543	866
Consumer	1,873	1,870
Total Accruing Loans and Leases Past Due 90 Days or More	$5,041	$3,268

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	38,886	44,496
Total Loans and Leases	$12,062,392	$11,520,378

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.06%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.07%	0.08%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.11%	0.11%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for six months ended June 30, 2017 and for the year ended December 31, 2016:

Non-Performing Assets		Table 20
	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$9,759	$16,775
Additions	1,120	1,815
Reductions
Payments	(889)	(3,663)
Return to accrual status	(881)	(1,012)
Sales of other real estate owned	(539)	(154)
Charge-offs/write-downs	(517)	(230)
Total Reductions	(2,826)	(5,059)
Balance at End of Period	$8,053	$13,531

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

Total NPAs were $8.1 million as of June 30, 2017, a decrease of $1.7 million or 17% from December 31, 2016. The ratio of our NPAs to total loans and leases and other real estate owned was 0.07% as of June 30, 2017, a decrease of one basis point from December 31, 2016. The decrease in total NPAs was primarily due to a $1.0 million decrease in residential real estate non-accrual loans and a $0.6 million decrease in commercial and industrial non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2017, residential real estate non-accrual loans were $5.6 million, a decrease of $1.0 million or 15% from December 31, 2016. As of June 30, 2017, our residential real estate non-accrual loans were comprised of 35 loans with a weighted average current loan-to-value (“LTV”) ratio of 68%.

Commercial and industrial non-accrual loans were $2.2 million as of June 30, 2017, a decrease of $0.6 million or 21% from December 31, 2016.  All of our remaining commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.7 million in charge-offs related to these loans.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.3 million as of both June 30, 2017 and December 31, 2016 and was comprised of one residential real estate property.

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

Loans and leases past due 90 days or more and still accruing interest were $5.0 million as of June 30, 2017, an increase of $1.8 million or 54% as compared to December 31, 2016. Commercial and industrial loans that were past due 90 days or more and still accruing interest increased by $0.8 million and residential real estate loans that were past due 90 days or more and still accruing interest increased by $0.7 million during the six months ended June 30, 2017, in each case, as compared to December 31, 2016.

Impaired Loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been modified in a TDR, the contractual terms of the loan agreement refers to the contractual terms specified by the original loan agreement, not the contractual terms specified by the modified loan agreement.

Impaired loans were $45.8 million and $59.4 million as of June 30, 2017 and December 31, 2016, respectively. These impaired loans had a related Allowance of $0.7 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively. The decrease in impaired loans during the six months ended June 30, 2017 was primarily due a net decrease of five commercial and industrial loans totaling $6.9 million, a decrease of one commercial real estate loan of $2.9 million and a net decrease of three residential real estate loans totaling $0.2 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of June 30, 2017 and December 31, 2016, we recorded charge-offs of $1.6 million and $2.0 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of June 30, 2017 had been accrued under the original terms, approximately $0.1 million and $0.2 million in additional interest income would have been recorded in the three and six months ended June 30, 2017, respectively, compared to $0.6 million and $1.2 million actually recorded as interest income on those loans, respectively. If interest due on the balances of all non-accrual loans as of June 30, 2016 had been accrued under the original terms, approximately $0.2 million and $0.4 million in additional interest income would have been recorded for the three and six months ended June 30, 2016, compared to $0.7 million and $1.4 million, respectively, actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 21 presents information on loans whose terms have been modified in a TDR as of June 30, 2017 and December 31, 2016:

Loans Modified in a Troubled Debt Restructuring		Table 21
	June 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$17,130	$24,842
Real estate - commercial	9,263	12,546
Total commercial	26,393	37,388
Residential	12,694	13,813
Total	$39,087	$51,201

Loans modified in a TDR were $39.1 million as of June 30, 2017, a decrease of $12.1 million or 24% from December 31, 2016. This decrease was primarily due to the net decrease of two commercial and industrial loans of $7.3 million, a net decrease of one commercial real estate loan of $2.9 million and the net decrease of two residential real estate loans of $0.2 million. As of June 30, 2017, $38.9 million or 99% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2017 and December 31, 2016 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 22 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses			Table 22
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Balance at Beginning of Period	$135,847	$137,154	$135,494	$135,484
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(75)	(52)	(930)	(138)
Lease financing	(146)	—	(146)	—
Total Commercial Loans	(221)	(52)	(1,076)	(138)
Residential	—	(456)	(22)	(528)
Consumer	(5,251)	(4,295)	(10,823)	(8,501)
Total Loans and Leases Charged-Off	(5,472)	(4,803)	(11,921)	(9,167)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	129	19	243	222
Real estate - commercial	55	47	132	3,246
Lease financing	—	1	—	1
Total Commercial Loans	184	67	375	3,469
Residential	150	460	471	766
Consumer	1,774	1,582	3,564	3,208
Total Recoveries on Loans and Leases Previously Charged-Off	2,108	2,109	4,410	7,443
Net Loans and Leases Charged-Off	(3,364)	(2,694)	(7,511)	(1,724)
Provision for Loan and Lease Losses	4,400	1,900	8,900	2,600
Balance at End of Period	$136,883	$136,360	$136,883	$136,360
Average Loans and Leases Outstanding	$11,903,255	$11,074,430	$11,743,835	$10,951,295
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (1)	0.11%	0.10%	0.13%	0.03%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.13%	1.22%	1.13%	1.22%

(1)   Annualized for the three and six months ended June 30, 2017 and 2016.

Tables 23 and 24 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2017 and December 31, 2016:

Allocation of the Allowance by Loan and Lease Category	Table 23
	June 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$33,341	$33,129
Real estate - commercial	20,011	18,448
Real estate - construction	5,471	4,513
Lease financing	857	847
Total commercial	59,680	56,937
Residential	44,374	43,436
Consumer	27,903	28,388
Unallocated	4,926	6,733
Total Allowance for Loan and Lease Losses	$136,883	$135,494

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 24
	June 30,		December 31,
	2017		2016
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	1.00%	27.62%	1.02%	28.12%
Real estate - commercial	0.79	21.10	0.79	20.34
Real estate - construction	0.98	4.61	1.00	3.91
Lease financing	0.47	1.50	0.47	1.56
Total commercial	0.90	54.83	0.92	53.93
Residential	1.13	32.51	1.14	32.96
Consumer	1.83	12.66	1.88	13.11
Total	1.13%	100.00%	1.18%	100.00%

As of June 30, 2017, the Allowance was $136.9 million or 1.13% of total loans and leases outstanding, compared with an Allowance of $135.5 million or 1.18% of total loans and leases outstanding as of December 31, 2016. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $3.4 million or 0.11% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2017 compared to $2.7 million or 0.10% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2016.  Net charge-offs and recoveries in our commercial lending portfolio were nominal for the three months ended June 30, 2017 and 2016. Net recoveries in our residential lending portfolio were $0.2 million for the three months ended June 30, 2017 compared to nominal net recoveries for the three months ended June 30, 2016. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $3.5 million for the three months ended June 30, 2017 compared to net charge-offs of $2.7 million for the three months ended June 30, 2016. These higher loss rates reflect the inherent risk related to our consumer lending portfolio.

Net charge-offs of loans and leases were $7.5 million or 0.13% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2017 compared to $1.7 million or 0.03% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2016.  Net charge-offs in our commercial lending portfolio were $0.7 million for the six months ended June 30, 2017 compared to net recoveries of $3.3 million for the six months ended June 30, 2016. Our net recovery position for the six months ended June 30, 2016 was primarily due to a $3.1 million recovery on a previously charged-off commercial real estate loan. Net recoveries in our residential lending portfolio were $0.4 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $7.3 million for the six months ended June 30, 2017 compared to net charge-offs of $5.3 million for the six months ended June 30, 2016. These higher loss rates reflect the inherent risk related to our consumer lending portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2017 and December 31, 2016 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of June 30, 2017, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2016. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both June 30, 2017 and December 31, 2016. Our goodwill originates from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of First Hawaiian Bank, as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and six months ended June 30, 2017. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $317.7 million as of June 30, 2017, a decrease of $45.1 million or 12% from December 31, 2016. This decrease was primarily due to a $47.0 million decrease in current taxes receivable and deferred tax assets.  Also contributing to the decrease in other assets was a $6.9 million decrease in prepaid expenses. This was partially offset by a $6.5 million increase in clearing and suspense account balances, a result of normal banking operations.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of June 30, 2017 and December 31, 2016:

Deposits		Table 25
	June 30,	December 31,
(dollars in thousands)	2017	2016
Demand	$5,871,598	$5,992,617
Savings	4,568,600	4,609,306
Money Market	2,944,005	2,454,013
Time	4,068,059	3,738,596
Total Deposits	$17,452,262	$16,794,532

Total deposits were $17.5 billion as of June 30, 2017, an increase of $657.7 million or 4% from December 31, 2016. Increases in money market and time deposits were partially offset by decreases in demand and savings deposit balances as customers shifted balances to higher earning products.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”), which are reflected as short-term borrowings in the unaudited consolidated balance sheets, were nil as of June 30, 2017, a decrease of $9.2 million or 100% from December 31, 2016. Balances in repurchase agreements fluctuate throughout the year based on the liquidity needs of our customers. All of our repurchase agreements at December 31, 2016 were either with the State of Hawaii or counties within the State of Hawaii.

The table below provides selected information for short-term borrowings for the six months ended June 30, 2017 and 2016:

		Table 26
	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Federal funds purchased:
Weighted-average interest rate at June 30,	—%	—%
Highest month-end balance	$—	$—
Average outstanding balance	$989	$154
Weighted-average interest rate paid	0.41%	0.09%
Securities sold under agreements to repurchase:
Weighted-average interest rate at June 30,	—%	0.35%
Highest month-end balance	$5,951	$235,451
Average outstanding balance	$1,801	$213,271
Weighted-average interest rate paid	0.27%	0.08%

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were  $124.0 million as of June 30, 2017, an increase of $2.7 million or 2% from December 31, 2016. This increase was primarily due to net periodic benefit costs for the six months ended June 30, 2017 of $6.5 million, partially offset by payments of $3.8 million.

See ‘‘Note 13. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of June 30, 2017, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets was approximately $159.2 million to Japan. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets was approximately $151.9 million to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both June 30, 2017 and December 31, 2016.

Capital

In July 2013, the federal bank regulators approved final rules (the ‘‘New Capital Rules’’), implementing the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Subject to a phase-in period for various provisions, the New Capital Rules became effective for us and for the Bank on January 1, 2015. The New Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The New Capital Rules, among other things, (i) introduce a new capital measure called ‘‘Common Equity Tier 1’’ (‘‘CET1’’), (ii) specify that Tier 1 capital consists of CET1 and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations.

The phase-in period became effective for the Company on January 1, 2015 when banks were required to maintain 4.5% of CET1 to risk-weighted assets, 6.0% of Tier 1 Capital to risk-weighted assets, and 8.0% of Total Capital to risk-weighted assets. On that date, the deductions from CET1 capital were limited to 40% of the final phased-in deductions. Implementation of the deductions and other adjustments to CET1 is being phased-in over a five year period which began on January 1, 2015. Implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is being phased-in over a four year period (increasing each subsequent January 1st by the same amount until it reaches 2.5% on January 1, 2019).

As of June 30, 2017, our capital levels remained characterized as ‘‘well capitalized’’ under the New Capital Rules. Our regulatory capital ratios, calculated in accordance with the New Capital Rules, are presented in Table 27 below. There have been no conditions or events since June 30, 2017 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 27
	June 30,	December 31,
(dollars in thousands)	2017	2016
Stockholders' Equity	$2,552,602	$2,476,485
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(67,651)	(88,011)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,624,761	$1,569,004
Add:
Allowable Reserve for Loan and Lease Losses	137,483	136,094
Total Capital	$1,762,244	$1,705,098
Risk-Weighted Assets	$12,763,070	$12,307,895

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.73%	12.75%
Tier 1 Capital Ratio	12.73%	12.75%
Total Capital Ratio	13.81%	13.85%
Tier 1 Leverage Ratio	8.70%	8.36%

Total stockholders’ equity was $2.6 billion as of June 30, 2017, an increase of $76.1 million or 3% from December 31, 2016. The change in stockholders’ equity was primarily due to earnings for the six months ended June 30, 2017 of $113.6 million, partially offset by dividends declared and paid of $61.4 million during the six months ended June 30, 2017 to the Company’s shareholders.

In July 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share on our outstanding shares. The dividend will be paid on September 8, 2017 to shareholders of record at the close of business on August 28, 2017.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of June 30, 2017 and December 31, 2016, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.5 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2017, there were no repurchases of residential mortgage loans, nor were there any pending repurchase requests as of June 30, 2017.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2017, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2017.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2017, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2017, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our loans sold to investors.

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

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2017, see “Note 1. Organization and Basis of Presentation - Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential real estate is not further categorized into classes, but consists of loans secured by 1-4 family residential properties and home equity lines of credit and loans. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $295,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt to income ratios, LTV ratios and credit scores.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of June 30, 2017 and December 31, 2016, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 28 presents, for the twelve months subsequent to June 30, 2017 and December 31, 2016, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the base case scenario. The base case scenario assumes that interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast,  incorporating expected changes in the balance sheet, and 2) a static forecast, where the balance sheet as of June 30, 2017 and December 31, 2016 is held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months				Table 28
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
	as of June 30, 2017	as of June 30, 2017	as of December 31, 2016	as of December 31, 2016
Immediate Change in Interest Rates (basis points)
+200	7.9%	11.5%	8.6%	11.9%
+100	4.8	5.8	4.5	5.8
(100)	(5.9)	(6.7)	(6.0)	(6.8)

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

Under the dynamic balance sheet forecast, the change in net interest income from the base case scenario as of June 30, 2017 was lower or less sensitive in the +200 basis point scenario as compared to a similar projection made as of December 31, 2016. This was, in part, due to an expectation that there would be a higher demand for our time deposit products in a rising interest rate environment as well as our larger fixed rate residential real estate portfolio as of June 30, 2017 compared to December 31, 2016. The change in net interest income from the base case scenario was slightly higher and more sensitive in the +100 basis point scenario as compared to a similar projection made as of December 31, 2016, primarily due to our LIBOR-based commercial loans which would reprice relatively quickly in a changing interest rate environment. The change in net interest income in the -100 basis point scenario reflected a nominal change as of June 30, 2017 compared to December 31, 2016.

Under the static balance sheet forecasts, larger sensitivities are experienced under all scenarios as expected changes in the deposit mix are not reflected in the forecast over the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive

Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian, Inc. and its Subsidiary (the “Company”) have not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act.  However, the Company is controlled by BNP Paribas and under common control with BNP Paribas’ affiliates (collectively “BNPP”). To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company:

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR 9.7 million for the three months ended June 30, 2017 in connection with these projects, with a net profit of less than that amount, which were mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

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

Director Compensation

Effective March 31, 2017, Mr. Gerard Gil, a director of FHI and the chair of the Compensation and Corporate Governance and Nominating Committees, retired from his position as Senior Advisor to BNPP’s executive committee. In connection with Mr. Gil’s retirement, effective April 26, 2017, Mr. Gil is being compensated by FHI for his service as a director pursuant to the same compensation rate applicable to non-employee directors of FHI, as described in FHI’s 2017 Proxy Statement.

Executive Compensation

On June 30, 2017, First Hawaiian paid cash incentive awards that were earned pursuant to the BNPP International Sustainability and Incentive Scheme (the “BNPP ISIS Awards”) to certain executives, including three of our named executive officers. The BNPP ISIS Awards were granted in 2014 with a 2014-2016 performance period.  Earned amounts paid to our named executive officers were: Mr. Harrison, $141,700; Mr. Fujioka, $84,500; and Mr. Yamada, $84,500.

First Hawaiian’s named executive officers’ compensation for 2016 was previously reported in the Summary Compensation Table beginning on page 24 of our Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2017 (the “2017 Proxy Statement”), which did not include the amounts earned pursuant to the BNPP ISIS Awards. Accordingly, the columns reported in the Summary Compensation Table beginning on page 24 of the 2017 Proxy Statement in the “Non-Equity Incentive Plan Compensation” and “Total” columns are recalculated below to include the BNPP ISIS Awards.

	Fiscal Year 2016
	Non-Equity Incentive
Name and Principal Position	Plan Compensation(1)	Total(2)
Robert S. Harrison	$789,900	$4,471,841
Chairman and Chief Executive Officer
Eric K. Yeaman	-	3,138,970
President and Chief Operating Officer
Robert T. Fujioka	431,904	2,137,749
Vice Chairman and Chief Lending Officer
Albert M. Yamada(3)	511,857	2,570,642
Former Vice Chairman and Chief Administrative Officer

(1)

The amounts in this column represent the cash incentive awards earned under the LTIP for the 2014-2016 cycle and the cash awards granted under the BNPP ISIS for the 2014-2016 performance period. Mr. Yeaman commenced employment with First Hawaiian effective June 15, 2015 and was not eligible for an award under the LTIP for the 2014-2016 cycle nor the BNPP ISIS for the 2014-2016 performance period.

(2)	Total compensation includes the other compensation amounts reported in the Proxy Statement for fiscal year 2016, as shown in the Summary Compensation Table beginning on page 24 of the Proxy Statement.
(3)	Mr. Yamada retired from First Hawaiian effective December 1, 2016.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2017		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Ching
Michael Ching Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document