Form 10-Q
period 2017-09-30
FIRST HAWAIIAN, INC.
filed 2017-10-27
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 139,586,282 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 19, 2017.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Interest income
Loans and lease financing	$118,986	$106,900	$342,431	$316,958
Available-for-sale securities	24,195	21,123	75,683	57,135
Other	2,089	1,311	4,096	6,114
Total interest income	145,270	129,334	422,210	380,207
Interest expense
Deposits	11,949	6,632	28,279	19,602
Short-term borrowings and long-term debt	2	19	13	183
Total interest expense	11,951	6,651	28,292	19,785
Net interest income	133,319	122,683	393,918	360,422
Provision for loan and lease losses	4,500	2,100	13,400	4,700
Net interest income after provision for loan and lease losses	128,819	120,583	380,518	355,722
Noninterest income
Service charges on deposit accounts	9,095	9,575	28,062	28,759
Credit and debit card fees	14,831	14,103	43,467	41,732
Other service charges and fees	8,510	8,768	25,717	26,909
Trust and investment services income	7,672	7,508	22,536	22,236
Bank-owned life insurance	3,119	7,115	10,624	13,263
Investment securities gains, net	—	30	—	25,761
Other	5,308	1,591	16,406	9,920
Total noninterest income	48,535	48,690	146,812	168,580
Noninterest expense
Salaries and employee benefits	41,579	42,106	128,136	128,762
Contracted services and professional fees	10,834	10,430	33,530	33,124
Occupancy	5,844	4,870	16,188	14,991
Equipment	4,174	4,192	12,898	12,135
Regulatory assessment and fees	3,668	3,546	11,192	8,869
Advertising and marketing	2,005	1,769	5,255	4,818
Card rewards program	4,703	4,512	13,832	10,743
Other	10,848	11,379	32,204	32,899
Total noninterest expense	83,655	82,804	253,235	246,341
Income before provision for income taxes	93,699	86,469	274,095	277,961
Provision for income taxes	35,336	33,234	102,097	104,335
Net income	$58,363	$53,235	$171,998	$173,626
Basic earnings per share	$0.42	$0.38	$1.23	$1.24
Diluted earnings per share	$0.42	$0.38	$1.23	$1.24
Dividends declared per share	$0.22	$0.20	$0.66	$0.42
Basic weighted-average outstanding shares	139,556,532	139,500,542	139,549,665	139,473,360
Diluted weighted-average outstanding shares	139,696,330	139,503,558	139,670,487	139,474,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$58,363	$53,235	$171,998	$173,626
Other comprehensive income (loss), net of tax:
Net unrealized losses on pensions and other benefits	—	—	—	(46)
Net unrealized gains (losses) on investment securities	128	(6,023)	19,970	40,432
Net unrealized gains on cash flow derivative hedges	409	935	927	558
Other comprehensive income (loss)	537	(5,088)	20,897	40,944
Total comprehensive income	$58,900	$48,147	$192,895	$214,570

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2017	2016
Assets
Cash and due from banks	$321,319	$253,827
Interest-bearing deposits in other banks	793,046	798,231
Investment securities	5,314,973	5,077,514
Loans and leases	12,149,711	11,520,378
Less: allowance for loan and lease losses	137,327	135,494
Net loans and leases	12,012,384	11,384,884

Premises and equipment, net	289,689	300,788
Other real estate owned and repossessed personal property	564	329
Accrued interest receivable	44,728	41,971
Bank-owned life insurance	435,607	429,209
Goodwill	995,492	995,492
Other intangible assets	13,980	16,809
Other assets	343,845	362,775
Total assets	$20,565,627	$19,661,829
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,687,849	$10,801,915
Noninterest-bearing	5,907,634	5,992,617
Total deposits	17,595,483	16,794,532
Short-term borrowings	—	9,151
Long-term debt	34	41
Retirement benefits payable	135,092	132,904
Other liabilities	253,160	248,716
Total liabilities	17,983,769	17,185,344

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued and outstanding 139,586,282 shares and 139,530,654 shares as of September 30, 2017 and December 31, 2016, respectively)	1,396	1,395
Additional paid-in capital	2,489,273	2,484,251
Retained earnings	158,303	78,850
Accumulated other comprehensive loss, net	(67,114)	(88,011)
Total stockholders' equity	2,581,858	2,476,485
Total liabilities and stockholders' equity	$20,565,627	$19,661,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
				Additional		Other
	Net	Common Stock		Paid-In	Retained	Comprehensive
(dollars in thousands, except share amounts)	Investment	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2015	$2,788,200	139,459,620	$—	$—	$—	$(51,259)	$2,736,941
Net income prior to reorganization on April 1, 2016	65,531	—	—	—	—	—	65,531
Distributions prior to reorganization on April 1, 2016	(363,624)	—	—	—	—	—	(363,624)
Recapitalization of First Hawaiian, Inc.	(2,490,107)	—	1,395	2,488,712	—	—	—
Net income	—	—	—	—	108,095	—	108,095
Cash dividends declared ($0.42 per share)	—	—	—	—	(57,891)	—	(57,891)
Equity-based awards	—	—	—	1,913	—	—	1,913
Contributions	—	—	—	61,992	—	—	61,992
Distributions	—	—	—	(69,938)	—	—	(69,938)
Other comprehensive income, net of tax	—	—	—	—	—	40,944	40,944
Balance as of September 30, 2016	$—	139,459,620	$1,395	$2,482,679	$50,204	$(10,315)	$2,523,963

Balance as of December 31, 2016	$—	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$2,476,485
Net income	—	—	—	—	171,998	—	171,998
Cash dividends declared ($0.66 per share)	—	—	—	—	(92,101)	—	(92,101)
Common stock issued under Employee Stock Purchase Plan	—	15,961	—	528	—	—	528
Equity-based awards	—	39,667	1	4,494	(444)	—	4,051
Other comprehensive income, net of tax	—	—	—	—	—	20,897	20,897
Balance as of September 30, 2017	$—	139,586,282	$1,396	$2,489,273	$158,303	$(67,114)	$2,581,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$171,998	$173,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	13,400	4,700
Depreciation, amortization and accretion, net	46,273	39,786
Deferred income taxes	(6,348)	(176)
Stock-based compensation	4,171	2,059
Gains on sale of bank properties	(2,667)	—
Other (gains) losses	(133)	14
Net gains on investment securities	—	(25,761)
Change in assets and liabilities:
Net increase in other assets (1)	(935)	(13,643)
Net decrease in other liabilities	(11,257)	(1,367)
Net cash provided by operating activities	214,502	179,238
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	644,854	893,184
Proceeds from sales	—	533,687
Purchases	(864,049)	(2,673,977)
Other investments:
Proceeds from sales	13,318	17,636
Purchases	(11,484)	(17,959)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(626,262)	(676,234)
Proceeds from sales of loans originated for investment	1,775	—
Purchases of loans	(11,626)	—
Proceeds from bank-owned life insurance	4,226	5,777
Purchases of premises, equipment and software	(5,964)	(11,179)
Proceeds from sales of premises and equipment	3,857	63
Proceeds from sales of other real estate owned	635	407
Other	(1,572)	50
Net cash used in investing activities	(852,292)	(1,928,545)
Cash flows from financing activities
Net increase in deposits	800,951	903,603
Net decrease in short-term borrowings	(9,151)	(207,000)
Repayment of long-term debt	(10)	(10)
Dividends paid	(92,101)	(57,891)
Distributions paid	—	(363,624)
Stock tendered for payment of withholding taxes (1)	(120)	(146)
Proceeds from employee stock purchase plan	528	—
Net cash provided by financing activities	700,097	274,932
Net increase (decrease) in cash and cash equivalents	62,307	(1,474,375)
Cash and cash equivalents at beginning of period	1,052,058	2,650,195
Cash and cash equivalents at end of period	$1,114,365	$1,175,820

Supplemental disclosures
Interest paid	$24,692	$19,034
Income taxes paid, net of income tax refunds	87,240	152,950
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	759	1,056
Transfers from loans and leases to loans held for sale	1,759	—
Derivative liability entered into in connection with sale of investment securities	—	8,828

(1)	Prior period has been revised to conform to the current period presentation.

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock. BNPP continued to beneficially own approximately 62% of FHI’s common stock as of September 30, 2017.

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

Accounting Standards Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This guidance requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income; changes the classification of excess tax benefits to an operating activity in the statement of cash flows; allows entities to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required; and permitting entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. Upon adoption of ASU No. 2016-09 on January 1, 2017, the Company made an accounting policy election to recognize forfeitures of stock-based awards as they occur. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance amends most of the currently existing revenue recognition principles and requires entities to recognize revenues when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Approximately 73% of the Company’s revenue is comprised of net interest income on loans, leases, investment securities and deposits, and is explicitly out of scope of the new revenue recognition guidance. The Company has completed an overall assessment of revenue streams that will be potentially affected by the new guidance. The Company has also substantially completed the identification and review of contracts that are under the scope of the new guidance. These contracts include those related to commission income, service charges and fees on deposit accounts, and trust and custody services. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company expects to adopt a modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at the adoption date and new contracts entered into after the adoption date. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. The CECL approach requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This update requires entities to record a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The Company is currently evaluating the capability of its existing systems and processes to support the implementation of this new standard as well as the impact that this standard will have on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This guidance changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. This guidance also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error corrections if a company applies the shortcut method inappropriately.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

As of September 30, 2017 and December 31, 2016, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2017 and December 31, 2016, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$404,693	$—	$(7,927)	$396,766	$405,637	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	249,711	26	(4,599)	245,138	249,707	16	(7,056)	242,667
Government agency mortgage-backed securities	163,289	—	(3,502)	159,787	190,485	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	186,957	234	(3,052)	184,139	208,034	385	(4,034)	204,385
Non-government asset-backed securities	101	—	—	101	12,592	—	(9)	12,583
Collateralized mortgage obligations:
Government agency	3,551,654	1,129	(38,879)	3,513,904	3,409,822	794	(58,794)	3,351,822
Government-sponsored enterprises	824,664	1,529	(11,055)	815,138	700,338	789	(13,206)	687,921
Total available-for-sale securities	$5,381,069	$2,918	$(69,014)	$5,314,973	$5,176,615	$1,984	$(101,085)	$5,077,514

Proceeds from calls and sales of investment securities were nil for both the three and nine months ended September 30, 2017. Proceeds from calls and sales of investment securities totaled $46.2 million and nil, respectively, for the three months ended September 30, 2016, and $121.2 million and $505.0 million, respectively, for the nine months ended September 30, 2016. Gross realized gains were nil for both the three and nine months ended September 30, 2017. Including the 2016 sale of Visa Class B restricted shares described below, the Company recorded gross realized gains of nil and $25.8 million for the three and nine months ended September 30, 2016, respectively. Gross realized losses were nil for both the three and nine months ended September 30, 2017. There were no gross realized losses for the three and nine months ended September 30, 2016. The provision for income taxes related to the Company’s net realized gains on the sale of investment securities was nil for the three and nine months ended September 30, 2017 and nil and $10.2 million for the three and nine months ended September 30, 2016, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $24.2 million and $21.1 million for the three months ended September 30, 2017 and 2016, respectively, and $75.7 million and $57.1 million for the nine months ended September 30, 2017 and 2016, respectively. The Company did not own any non-taxable investment securities during both the three and nine months ended September 30, 2017 and 2016.

The amortized cost and fair value of U.S. Treasury and government-sponsored enterprises debt securities as of September 30, 2017, by contractual maturity, are shown below. Mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2017
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$330,821	$323,769
Due after five years through ten years	323,583	318,135
	654,404	641,904

Government agency mortgage-backed securities	163,289	159,787
Government-sponsored enterprises mortgage-backed securities	186,957	184,139
Non-government asset-backed securities	101	101
Collateralized mortgage obligations:
Government agency	3,551,654	3,513,904
Government-sponsored enterprises	824,664	815,138
Total mortgage- and asset-backed securities	4,726,665	4,673,069
Total available-for-sale securities	$5,381,069	$5,314,973

At September 30, 2017, pledged securities totaled $3.7 billion, of which $3.4 billion was pledged to secure public deposits and $230.6 million was pledged to secure other financial transactions. At December 31, 2016, pledged securities totaled $2.7 billion, of which $2.5 billion was pledged to secure public deposits and repurchase agreements, and $209.1 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of September 30, 2017 and December 31, 2016.

The following table presents the gross unrealized losses and fair values of securities in the available-for-sale portfolio by length of time that the 169 and 158 individual securities in each category have been in a continuous loss position as of September 30, 2017 and December 31, 2016, respectively. The gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(802)	$97,031	$(7,125)	$299,735	$(7,927)	$396,766
Government-sponsored enterprises debt securities	(1,471)	111,554	(3,128)	98,558	(4,599)	210,112
Government agency mortgage-backed securities	(2,080)	111,991	(1,422)	47,796	(3,502)	159,787
Government-sponsored enterprises mortgage-backed securities	(441)	36,211	(2,611)	141,003	(3,052)	177,214
Collateralized mortgage obligations:
Government agency	(12,237)	1,589,897	(26,642)	1,336,841	(38,879)	2,926,738
Government-sponsored enterprises	(2,274)	319,802	(8,781)	241,718	(11,055)	561,520
Total available-for-sale securities with unrealized losses	$(19,305)	$2,266,486	$(49,709)	$2,165,651	$(69,014)	$4,432,137

	Time in Continuous Loss as of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(13,164)	$392,473	$—	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	(7,056)	207,651	—	—	(7,056)	207,651
Government agency mortgage-backed securities	(4,822)	185,663	—	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	(4,034)	195,848	—	—	(4,034)	195,848
Non-government asset-backed securities	(3)	5,202	(6)	7,381	(9)	12,583
Collateralized mortgage obligations:
Government agency	(51,484)	2,847,103	(7,310)	233,706	(58,794)	3,080,809
Government-sponsored enterprises	(1,807)	252,065	(11,399)	279,282	(13,206)	531,347
Total available-for-sale securities with unrealized losses	$(82,370)	$4,086,005	$(18,715)	$520,369	$(101,085)	$4,606,374

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

The term other-than-temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At September 30, 2017 and December 31, 2016, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of September 30, 2017 and December 31, 2016, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the nine months ended September 30, 2017 and for the year ended December 31, 2016.

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

During the nine months ended September 30, 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares (recorded in the three months ended March 31, 2016). Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. See “Note 10. Derivative Financial Instruments” for more information. There were no such sales during the nine months ended September 30, 2017 or during the three months ended September 30, 2016.

The Company held approximately 120,000 Visa Class B restricted shares as of both September 30, 2017 and December 31, 2016. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of September 30, 2017 and December 31, 2016, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$3,190,237	$3,239,600
Real estate:
Commercial	2,625,688	2,343,495
Construction	598,763	450,012
Residential	4,001,478	3,796,459
Total real estate	7,225,929	6,589,966
Consumer	1,562,172	1,510,772
Lease financing	171,373	180,040
Total loans and leases	$12,149,711	$11,520,378

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $29.5 million and $23.8 million at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, residential real estate loans totaling $2.3 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $905.2 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2016, residential real estate loans totaling $2.1 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $935.7 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2.4 million and $4.1 million at September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017 and December 31, 2016, remaining loan and lease commitments were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$2,406,088	$2,185,810
Real estate:
Commercial	80,719	88,331
Construction	470,247	434,406
Residential	986,715	953,781
Total real estate	1,537,681	1,476,518
Consumer	1,494,407	1,459,467
Lease financing	—	16
Total loan and lease commitments	$5,438,176	$5,121,811

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended September 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,341	$20,011	$5,471	$857	$44,374	$27,903	$4,926	$136,883
Charge-offs	(408)	—	—	(1)	(293)	(6,263)	—	(6,965)
Recoveries	582	336	—	—	139	1,852	—	2,909
Increase (decrease) in Provision	(1,677)	234	353	(36)	657	5,107	(138)	4,500
Balance at end of period	$31,838	$20,581	$5,824	$820	$44,877	$28,599	$4,788	$137,327

	Nine Months Ended September 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(1,338)	—	—	(147)	(315)	(17,086)	—	(18,886)
Recoveries	825	468	—	—	610	5,416	—	7,319
Increase (decrease) in Provision	(778)	1,665	1,311	120	1,146	11,881	(1,945)	13,400
Balance at end of period	$31,838	$20,581	$5,824	$820	$44,877	$28,599	$4,788	$137,327

	Three Months Ended September 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$35,792	$18,260	$4,636	$780	$46,452	$28,386	$2,054	$136,360
Charge-offs	(210)	—	—	—	(268)	(4,878)	—	(5,356)
Recoveries	6	42	—	—	350	1,523	—	1,921
Increase (decrease) in Provision	(1,428)	221	596	(55)	(492)	3,183	75	2,100
Balance at end of period	$34,160	$18,523	$5,232	$725	$46,042	$28,214	$2,129	$135,025

	Nine Months Ended September 30, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(348)	—	—	—	(796)	(13,379)	—	(14,523)
Recoveries	228	3,288	—	1	1,116	4,731	—	9,364
Increase (decrease) in Provision	255	(3,254)	1,439	(164)	(377)	8,477	(1,676)	4,700
Balance at end of period	$34,160	$18,523	$5,232	$725	$46,042	$28,214	$2,129	$135,025

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$4	$7	$—	$—	$631	$—	$—	$642
Collectively evaluated for impairment	31,834	20,574	5,824	820	44,246	28,599	4,788	136,685
Balance at end of period	$31,838	$20,581	$5,824	$820	$44,877	$28,599	$4,788	$137,327
Loans and leases:
Individually evaluated for impairment	$19,223	$9,061	$—	$—	$17,053	$—	$—	$45,337
Collectively evaluated for impairment	3,171,014	2,616,627	598,763	171,373	3,984,425	1,562,172	—	12,104,374
Balance at end of period	$3,190,237	$2,625,688	$598,763	$171,373	$4,001,478	$1,562,172	$—	$12,149,711

	December 31, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$380	$7	$—	$—	$705	$—	$—	$1,092
Collectively evaluated for impairment	32,749	18,441	4,513	847	42,731	28,388	6,733	134,402
Balance at end of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Loans and leases:
Individually evaluated for impairment	$27,572	$12,545	$—	$153	$19,158	$—	$—	$59,428
Collectively evaluated for impairment	3,212,028	2,330,950	450,012	179,887	3,777,301	1,510,772	—	11,460,950
Balance at end of period	$3,239,600	$2,343,495	$450,012	$180,040	$3,796,459	$1,510,772	$—	$11,520,378

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

The credit risk profiles by internally assigned grade for loans and leases as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,083,654	$2,581,682	$591,824	$170,673	$6,427,833
Special mention	46,093	23,040	6,292	553	75,978
Substandard	59,123	20,966	647	147	80,883
Doubtful	1,367	—	—	—	1,367
Total	$3,190,237	$2,625,688	$598,763	$171,373	$6,586,061

	December 31, 2016
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,166,304	$2,298,839	$445,149	$179,345	$6,089,637
Special mention	41,719	23,859	3,789	368	69,735
Substandard	29,811	20,797	1,074	174	51,856
Doubtful	1,766	—	—	153	1,919
Total	$3,239,600	$2,343,495	$450,012	$180,040	$6,213,147

There were no loans and leases graded as Loss as of September 30, 2017 and December 31, 2016.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,990,063	$232,541	$984,114	$321,722	$5,528,440
Non-performing and delinquent	11,415	3,763	16,580	3,452	35,210
Total	$4,001,478	$236,304	$1,000,694	$325,174	$5,563,650

	December 31, 2016
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,778,070	$240,185	$906,829	$340,801	$5,265,885
Non-performing and delinquent	18,389	3,327	15,927	3,703	41,346
Total	$3,796,459	$243,512	$922,756	$344,504	$5,307,231

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

The aging analyses of past due loans and leases as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$179	$568	$1,751	$2,498	$3,185,427	$3,187,925	$2,312	$3,190,237
Commercial real estate	—	84	3,247	3,331	2,622,357	2,625,688	—	2,625,688
Construction	—	259	—	259	598,504	598,763	—	598,763
Lease financing	—	—	—	—	171,373	171,373	—	171,373
Residential	4,588	210	1,055	5,853	3,990,063	3,995,916	5,562	4,001,478
Consumer	18,421	3,480	1,894	23,795	1,538,377	1,562,172	—	1,562,172
Total	$23,188	$4,601	$7,947	$35,736	$12,106,101	$12,141,837	$7,874	$12,149,711

	December 31, 2016
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$720	$163	$449	$1,332	$3,235,538	$3,236,870	$2,730	$3,239,600
Commercial real estate	475	—	—	475	2,343,020	2,343,495	—	2,343,495
Construction	—	—	—	—	450,012	450,012	—	450,012
Lease financing	—	—	83	83	179,804	179,887	153	180,040
Residential	9,907	1,069	866	11,842	3,778,070	3,789,912	6,547	3,796,459
Consumer	17,626	3,460	1,870	22,956	1,487,816	1,510,772	—	1,510,772
Total	$28,728	$4,692	$3,268	$36,688	$11,474,260	$11,510,948	$9,430	$11,520,378

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$19,071	$19,858	$—
Commercial real estate	8,157	8,157	—
Residential	8,281	8,864	—
Total	$35,509	$36,879	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$152	$152	$4
Commercial real estate	904	904	7
Residential	8,772	9,053	631
Total	$9,828	$10,109	$642
Total impaired loans:
Commercial and industrial	$19,223	$20,010	$4
Commercial real estate	9,061	9,061	7
Residential	17,053	17,917	631
Total	$45,337	$46,988	$642

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$22,404	$22,608	$—
Commercial real estate	11,598	11,598	—
Lease financing	153	153	—
Residential	9,608	10,628	—
Total	$43,763	$44,987	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,168	$5,624	$380
Commercial real estate	947	947	7
Residential	9,550	9,831	705
Total	$15,665	$16,402	$1,092
Total impaired loans:
Commercial and industrial	$27,572	$28,232	$380
Commercial real estate	12,545	12,545	7
Lease financing	153	153	—
Residential	19,158	20,459	705
Total	$59,428	$61,389	$1,092

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$19,100	$204	$20,402	$642
Commercial real estate	8,252	92	9,871	338
Lease financing	—	—	77	—
Residential	8,291	139	8,566	419
Total	$35,643	$435	$38,916	$1,399
Impaired loans with a related allowance recorded:
Commercial and industrial	$154	$2	$3,179	$52
Commercial real estate	910	10	925	32
Residential	8,875	96	9,150	285
Total	$9,939	$108	$13,254	$369
Total impaired loans:
Commercial and industrial	$19,254	$206	$23,581	$694
Commercial real estate	9,162	102	10,796	370
Lease financing	—	—	77	—
Residential	17,166	235	17,716	704
Total	$45,582	$543	$52,170	$1,768

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$29,018	$335	$30,044	$1,207
Commercial real estate	11,752	176	9,713	556
Construction	—	—	188	—
Lease financing	168	3	171	4
Residential	11,312	192	12,197	453
Total	$52,250	$706	$52,313	$2,220
Impaired loans with a related allowance recorded:
Commercial and industrial	$991	$3	$661	$11
Commercial real estate	479	11	319	33
Residential	8,487	96	8,616	298
Total	$9,957	$110	$9,596	$342
Total impaired loans:
Commercial and industrial	$30,009	$338	$30,705	$1,218
Commercial real estate	12,231	187	10,032	589
Construction	—	—	188	—
Lease financing	168	3	171	4
Residential	19,799	288	20,813	751
Total	$62,207	$816	$61,909	$2,562

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

The following presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	1	$1,120	$—
Residential	—	—	—	2	661	21
Total	—	$—	$—	3	$1,781	$21

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	2	$98	$4	6	$16,015	$4
Commercial real estate	4	5,044	7	6	10,450	7
Residential	3	577	7	10	3,709	53
Total	9	$5,719	$18	22	$30,174	$64

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had total remaining loan and lease commitments including standby letters of credit of $5.4 billion as of September 30, 2017 and $5.1 billion as of December 31, 2016. Of the $5.4 billion at September 30, 2017, there were commitments of $1.0 million related to borrowers who had loan terms modified in a TDR. Of the $5.1 billion at December 31, 2016, there were commitments of $6.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017		September 30, 2016		September 30, 2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial (2)	—	$—	1	$2,496	—	$—	—	$—
Commercial real estate (3)	—	—	1	1,393	—	—	—	—
Residential (4)	—	—	1	510	—	—	—	—
Total	—	$—	3	$4,399	—	$—	—	$—

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)	For the nine months ended September 30, 2017, the maturity date for the commercial and industrial loan that subsequently defaulted was extended.
(3)	For the nine months ended September 30, 2017, the commercial real estate loan that subsequently defaulted was extended.
(4)	For the nine months ended September 30, 2017, the residential real estate loan that subsequently defaulted was modified for interest-only payments.

Foreclosure Proceedings

There were no residential mortgage loans collateralized by real estate property that were modified in a TDR that were in the process of foreclosure at September 30, 2017 and one residential real estate loan of $0.5 million that was in process of foreclosure at December 31, 2016.

Foreclosed Property

Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the unaudited consolidated balance sheets was $0.3 million as of both September 30, 2017 and December 31, 2016.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Public deposits	$3,440,535	$2,521,761
Federal Home Loan Bank	2,323,773	2,097,233
Federal Reserve Bank	905,249	935,672
Repurchase agreements	—	10,066
ACH transactions	151,466	152,394
Interest rate swaps	36,230	30,399
Total	$6,857,253	$5,747,525

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of September 30, 2017 and December 31, 2016. In addition, no debt was extinguished by in-substance defeasance. At September 30, 2017, the Company had $1.9 billion and $679.9 million in lines of credit available from the FHLB and the FRB, respectively. None of the lines available were drawn upon as of September 30, 2017.

As of September 30, 2017, the Company did not have any repurchase agreements. A disaggregation of the gross amount of recognized liabilities for repurchase agreements by the class of collateral pledged as of December 31, 2016 was as follows:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Government agency collateralized mortgage obligations	$1,200	$—	$4,951	$6,151
Government-sponsored enterprises mortgage-backed securities	—	2,000	1,000	3,000
Gross amount of recognized liabilities for repurchase agreements	$1,200	$2,000	$5,951	$9,151

6. Deposits

As of September 30, 2017 and December 31, 2016, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
U.S.:
Interest-bearing	$10,982,814	$10,129,958
Noninterest-bearing	5,252,249	5,399,212
Foreign:
Interest-bearing	705,035	671,957
Noninterest-bearing	655,385	593,405
Total deposits	$17,595,483	$16,794,532

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2017:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$276,403	$1,872,346	$2,148,749
Over three through six months	254,135	887,468	1,141,603
Over six through twelve months	259,014	319,229	578,243
One to two years	140,633	222,640	363,273
Two to three years	113,747	50,855	164,602
Three to four years	101,430	39,481	140,911
Four to five years	68,182	39,518	107,700
Thereafter	46	—	46
Total	$1,213,590	$3,431,537	$4,645,127

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $3.4 billion and $2.5 billion as of September 30, 2017 and December 31, 2016, respectively. Overdrawn deposit accounts were classified as loans and totaled $2.4 million and $1.5 million as of September 30, 2017 and December 31, 2016, respectively.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2017	$(111,823)	$44,172	$(67,651)
Three months ended September 30, 2017
Investment securities:
Unrealized net gains arising during the period	212	(84)	128
Net change in unrealized gains on investment securities	212	(84)	128
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	675	(266)	409
Net change in unrealized gains on cash flow derivative hedges	675	(266)	409
Other comprehensive income	887	(350)	537
Accumulated other comprehensive loss at September 30, 2017	$(110,936)	$43,822	$(67,114)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Nine months ended September 30, 2017
Investment securities:
Unrealized net gains arising during the period	33,005	(13,035)	19,970
Net change in unrealized gains on investment securities	33,005	(13,035)	19,970
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,531	(604)	927
Net change in unrealized gains on cash flow derivative hedges	1,531	(604)	927
Other comprehensive income	34,536	(13,639)	20,897
Accumulated other comprehensive loss at September 30, 2017	$(110,936)	$43,822	$(67,114)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2016	$(8,644)	$3,417	$(5,227)
Three months ended September 30, 2016
Investment securities:
Unrealized net losses arising during the period	(9,925)	3,920	(6,005)
Reclassification of net gains to net income:
Investment securities gains, net	(30)	12	(18)
Net change in unrealized losses on investment securities	(9,955)	3,932	(6,023)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,545	(610)	935
Net change in unrealized gains on cash flow derivative hedges	1,545	(610)	935
Other comprehensive loss	(8,410)	3,322	(5,088)
Accumulated other comprehensive loss at September 30, 2016	$(17,054)	$6,739	$(10,315)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Nine months ended September 30, 2016
Pension and other benefits:
Change due to Reorganization Transactions	(78)	32	(46)
Net change in pension and other benefits	(78)	32	(46)
Investment securities:
Unrealized net gains arising during the period	92,590	(36,573)	56,017
Reclassification of net gains to net income:
Investment securities gains, net	(25,761)	10,176	(15,585)
Net change in unrealized gains on investment securities	66,829	(26,397)	40,432
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	917	(359)	558
Net change in unrealized gains on cash flow derivative hedges	917	(359)	558
Other comprehensive income	67,668	(26,724)	40,944
Accumulated other comprehensive loss at September 30, 2016	$(17,054)	$6,739	$(10,315)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

				Total
	Pensions	Unrealized	Unrealized	Accumulated
	and	Gains (Losses)	Gains on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended September 30, 2017
Balance at beginning of period	$(30,237)	$(40,116)	$2,702	$(67,651)
Other comprehensive income	—	128	409	537
Balance at end of period	$(30,237)	$(39,988)	$3,111	$(67,114)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income	—	19,970	927	20,897
Balance at end of period	$(30,237)	$(39,988)	$3,111	$(67,114)

Three Months Ended September 30, 2016
Balance at beginning of period	$(26,929)	$21,349	$353	$(5,227)
Other comprehensive (loss) income	—	(6,023)	935	(5,088)
Balance at end of period	$(26,929)	$15,326	$1,288	$(10,315)

Nine Months Ended September 30, 2016
Balance at beginning of period	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive (loss) income	(46)	40,432	558	40,944
Balance at end of period	$(26,929)	$15,326	$1,288	$(10,315)

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

The table below sets forth those ratios at September 30, 2017 and December 31, 2016:

	First Hawaiian, Inc.		First Hawaiian		Minimum	Well-
	and Subsidiary		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,653,480	12.71%	$1,645,372	12.67%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,653,480	12.71%	1,645,372	12.67%	6.00%	8.00%
Total capital to risk-weighted assets	1,791,407	13.77%	1,783,299	13.73%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,653,480	8.66%	1,645,372	8.63%	4.00%	5.00%

December 31, 2016:
Common equity tier 1 capital to risk-weighted assets	$1,569,004	12.75%	$1,533,056	12.51%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,569,004	12.75%	1,533,063	12.51%	6.00%	8.00%
Total capital to risk-weighted assets	1,705,098	13.85%	1,669,157	13.62%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,569,004	8.36%	1,533,063	8.19%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2017, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2017, to change the capital adequacy category of the Company or the Bank.

9. Income Taxes

The Company’s effective tax rate was 37.71% and 38.43% for the three months ended September 30, 2017 and 2016, respectively, and 37.25% and 37.54% for the nine months ended September 30, 2017 and 2016, respectively.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. There are currently no federal examinations under way; however, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material unanticipated adjustments were made by the IRS in the years most recently examined. The Company’s income tax returns for 2014 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2013 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$127,085	$9,965	$137,050	$5,903	$2,935	$8,838
Additions for current year tax positions	1,727	—	1,727	6,268	1,117	7,385
Additions for Reorganization Transactions	—	226	226	115,877	5,459	121,336
Additions for prior years' tax positions:
Accrual of interest and penalties	—	295	295	—	95	95
Reductions for prior years' tax positions:
Expiration of statute of limitations	(258)	(152)	(410)	(530)	(215)	(745)
Other	—	—	—	(12)	(1)	(13)
Balance at September 30,	$128,554	$10,334	$138,888	$127,506	$9,390	$136,896

Included in the balance of unrecognized tax benefits was $11.2 million and $10.9 million of unrecognized tax benefits for the nine months ended September 30, 2017 and 2016, respectively, that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded interest and penalties of $0.2 million for the nine months ended September 30, 2017 and unrecognized tax benefits and interest and penalties of $115.9 million and $5.5 million, respectively, for the nine months ended September 30, 2016. Included in the balance of the unrecognized tax benefits as of September 30, 2017 was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $107.2 million of taxes and $5.4 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the nine months ended September 30, 2017 and 2016, the Company recorded $0.4 million and $0.2 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $12.5 million and $12.1 million as of September 30, 2017 and December 31, 2016, respectively, for accrued interest and penalties, of which $10.3 million and $10.0 million as of September 30, 2017 and December 31, 2016, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

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

10. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps that are designated as either a fair value hedge or a cash flow hedge. The derivatives are recognized on the unaudited consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes notional amounts and fair values of derivatives held by the Company as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives (1)	Derivatives (2)	Amount	Derivatives (1)	Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swaps	$196,173	$—	$(3,343)	$200,504	$—	$(5,296)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,727,957	19,743	(15,503)	1,297,101	15,982	(18,299)
Funding swap	41,536	—	(5,975)	37,143	—	(7,460)
Foreign exchange contracts	3,442	88	(12)	3,664	—	(147)

(1)	The positive fair value of derivative assets is included in other assets.
(2)	The negative fair value of derivative liabilities is included in other liabilities.

As of September 30, 2017, the Company pledged $23.7 million in financial instruments and $12.5 million in cash as collateral for interest rate swaps. As of December 31, 2016, the Company pledged $12.1 million in financial instruments and $18.3 million in cash as collateral for interest rate swaps.

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

At September 30, 2017, the Company carried interest rate swaps with notional amounts totaling $46.2 million with a positive fair value of nil and fair value losses of $1.0 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 3.44%. The swaps mature between 2019 and 2023. At December 31, 2016, the Company carried interest rate swaps with notional amounts totaling $50.5 million with a positive fair value of nil and a negative fair value of $1.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Interest expense recorded in net interest income	$(142)	$(279)	$(511)	$(973)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	150	479	274	(1,039)
Recognized on hedged item	(224)	(481)	(222)	1,065
Net gains (losses) recognized on fair value hedges (ineffective portion)	(74)	(2)	52	26
Net losses recognized on fair value hedges	$(216)	$(281)	$(459)	$(947)

Cash Flow Hedges

The Company utilizes interest rate swaps to reduce exposure to interest rates associated with short-term fixed-rate liabilities. The Company enters into interest rate swaps paying fixed rates and receiving LIBOR. The LIBOR index will correspond to the short-term fixed-rate nature of the liabilities being hedged. If interest rates rise, the increase in interest received on the swaps will offset increases in interest costs associated with these liabilities. By hedging with interest rate swaps, the Company minimizes the adverse impact on interest expense associated with increasing rates on short-term liabilities.

The interest rate swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge for the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $2.3 million as of September 30, 2017 and a negative fair value of $3.8 million as of December 31, 2016, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.6 million and $0.8 million during the three months ended September 30, 2017 and 2016, respectively, and $1.9 million and $2.5 million during the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$675	$1,545	$1,531	$917

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2017 and 2016.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	Net gains (losses) recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2017	2016	2017	2016
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$234	$378	$587	$(17)
Funding swap	Other noninterest income	(41)	6	(74)	25
Foreign exchange contracts	Other noninterest income	(149)	72	78	(50)

As of September 30, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.7 billion, including $1.6 billion related to the Company’s customer swap program, with a positive fair value of $19.7 million and a negative fair value of $15.5 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.24% to 5.33%. The swaps mature between 2018 and 2037. As of December 31, 2016, the Company carried multiple interest rate swaps with notional amounts totaling $1.3 billion, including $1.2 billion related to the Company’s customer swap program, with a positive fair value of $16.0 million and a negative fair value of $18.3 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 0.77% to 4.90%. The swaps mature between 2018 and 2035. These swaps resulted in net interest expense of $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and net interest expense of $0.7 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.3 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $5.9 million and $4.3 million for the nine months ended September 30, 2017 and 2016, respectively. Interest rate swaps related to the program had asset fair values of $19.7 million and $16.0 million as of September 30, 2017 and December 31, 2016, respectively, and liability fair values of $13.8 million and $16.0 million as of September 30, 2017 and December 31, 2016, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $6.0 million and $7.5 million was included in the unaudited consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, to provide for the fair value of this liability. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no sales of these shares prior to 2016. See “Note 14. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged property less loan balance, requires valuation of the property pledged. Counterparty credit risk adjustments of nil and $0.1 million were recognized for the three months ended September 30, 2017 and 2016, respectively and $0.1 million and $0.2 million were recognized for the nine months ended September 30, 2017 and 2016, respectively.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in extending loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $60.5  million and $94.5 million at September 30, 2017 and December 31, 2016, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures third parties that it will receive the specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.8 million and $19.0 million at September 30, 2017 and December 31, 2016, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2017 have maturities ranging from October 2017 to March 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2017 and December 31, 2016, respectively, were as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,438,176	$5,121,811
Standby letters of credit	160,515	60,848
Commercial letters of credit	5,853	6,813

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

12. Earnings per Share

For the three and nine months ended September 30, 2017 and 2016, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2017 and 2016, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except shares and per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$58,363	$53,235	$171,998	$173,626

Denominator:
Basic: weighted-average shares outstanding	139,556,532	139,500,542	139,549,665	139,473,360
Add: weighted-average equity-based awards	139,798	3,016	120,822	1,013
Diluted: weighted-average shares outstanding	139,696,330	139,503,558	139,670,487	139,474,373

Basic earnings per share	$0.42	$0.38	$1.23	$1.24
Diluted earnings per share	$0.42	$0.38	$1.23	$1.24

13. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016, recorded as a component of salaries and employee benefits in the unaudited consolidated statements of income:

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Three Months Ended September 30,
Service cost	$157	$215	$179	$193
Interest cost	2,041	2,172	201	210
Expected return on plan assets	(1,242)	(1,180)	—	—
Prior service credit	—	—	(107)	(107)
Recognized net actuarial loss	2,000	1,774	—	—
Total net periodic benefit cost	$2,956	$2,981	$273	$296

Nine Months Ended September 30,
Service cost	$472	$644	$537	$577
Interest cost	6,124	6,486	603	631
Expected return on plan assets	(3,726)	(3,515)	—	—
Prior service credit	—	—	(322)	(321)
Recognized net actuarial loss	5,998	5,319	—	—
Total net periodic benefit cost	$8,868	$8,934	$818	$887

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of September 30, 2017 and December 31, 2016, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2 in the fair value hierarchy.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $6.0 million and $7.5 million was included in the unaudited consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements as of September 30, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$396,766	$—	$396,766
Government-sponsored enterprises debt securities	—	245,138	—	245,138
Government agency mortgage-backed securities (1)	—	159,787	—	159,787
Government-sponsored enterprises mortgage-backed securities (1)	—	184,139	—	184,139
Non-government asset-backed securities	—	101	—	101
Collateralized mortgage obligations:
Government agency	—	3,513,904	—	3,513,904
Government-sponsored enterprises	—	815,138	—	815,138
Total available-for-sale securities	—	5,314,973	—	5,314,973
Other assets (2)	—	19,831	—	19,831
Liabilities
Other liabilities (3)	—	(18,858)	(5,975)	(24,833)
Total	$—	$5,315,946	$(5,975)	$5,309,971

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,473	$—	$392,473
Government-sponsored enterprises debt securities	—	242,667	—	242,667
Government agency mortgage-backed securities (1)	—	185,663	—	185,663
Government-sponsored enterprises mortgage-backed securities (1)	—	204,385	—	204,385
Non-government asset-backed securities	—	12,583	—	12,583
Collateralized mortgage obligations:
Government agency	—	3,351,822	—	3,351,822
Government-sponsored enterprises	—	687,921	—	687,921
Total available-for-sale securities	—	5,077,514	—	5,077,514
Other assets (2)	—	15,982	—	15,982
Liabilities
Other liabilities (3)	—	(23,742)	(7,460)	(31,202)
Total	$—	$5,069,754	$(7,460)	$5,062,294

(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2017 and 2016 there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2017 and 2016 are summarized in the table below.

	Visa Derivative
(dollars in thousands)	2017	2016
Three Months Ended September 30,
Balance as of July 1,	$(6,493)	$(8,376)
Total net (losses) gains included in other noninterest income	(41)	6
Settlements	559	444
Balance as of September 30,	$(5,975)	$(7,926)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(41)	$6

Nine Months Ended September 30,
Balance as of January 1,	$(7,460)	$—
Total net (losses) gains included in other noninterest income	(73)	25
Purchases	—	(8,875)
Settlements	1,558	924
Balance as of September 30,	$(5,975)	$(7,926)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(73)	$25

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Other Than Fair Value

For the financial instruments that are not required to be carried at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company uses the following methods and assumptions to estimate the fair value:

Cash and cash equivalents

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

	September 30, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,114,365	$321,319	$793,045	$—	$1,114,364
Loans (1)	11,978,338	—	—	11,979,164	11,979,164

Financial liabilities:
Deposits	$17,595,483	$12,950,356	$4,639,721	$—	$17,590,077

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$20,180	$—	$—	$20,180	$20,180
Standby letters of credit	2,857	—	—	2,857	2,857
Commercial letters of credit	15	—	—	15	15

(1)	Excludes financing leases of $171.4 million at September 30, 2017.
(2)	There were no lease commitments at September 30, 2017.

	December 31, 2016
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,052,058	$253,827	$798,226	$—	$1,052,053
Loans (1)	11,340,338	—	—	11,306,675	11,306,675

Financial liabilities:
Deposits	$16,794,532	$13,055,935	$3,730,945	$—	$16,786,880
Short-term borrowings	9,151	—	9,109	—	9,109

Off-balance sheet financial instruments:
Commitments to extend credit (2)	$20,677	$—	$—	$20,677	$20,677
Standby letters of credit	876	—	—	876	876
Commercial letters of credit	17	—	—	17	17

(1)	Excludes financing leases of $180.0 million at December 31, 2016.
(2)	There were no lease commitments at December 31, 2016.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2017
Impaired loans	$—	$—	$107
December 31, 2016
Impaired loans	$—	$—	$1,567

Total losses on impaired loans were $0.2 million for both the three months ended September 30, 2017 and 2016 and $0.7 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2017
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$107	Appraisal Value	Appraisal Value	n/m (1)
Other liabilities	$(5,975)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,567	Appraisal Value	Appraisal Value	n/m (1)
Other liabilities	$(7,460)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

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

The following tables present selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other (1)	Total
Three Months Ended September 30, 2017
Net interest income (expense)	$108,885	$28,448	$(4,014)	$133,319
Provision for loan and lease losses	(1,663)	(2,837)	—	(4,500)
Net interest income (expense) after provision for loan and lease losses	107,222	25,611	(4,014)	128,819

Noninterest income	22,587	16,786	9,162	48,535
Noninterest expense	(53,607)	(15,906)	(14,142)	(83,655)
Income (loss) before (provision) benefit for income taxes	76,202	26,491	(8,994)	93,699

(Provision) benefit for income taxes	(28,756)	(9,993)	3,413	(35,336)
Net income (loss)	$47,446	$16,498	$(5,581)	$58,363
Total assets as of September 30, 2017	$6,868,484	$5,421,428	$8,275,715	$20,565,627

(1)	Includes a $2.7 million gain on the sale of bank properties.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other (1)	Total
Nine Months Ended September 30, 2017
Net interest income (expense)	$321,498	$83,707	$(11,287)	$393,918
Provision for loan and lease losses	(4,952)	(8,448)	—	(13,400)
Net interest income (expense) after provision for loan and lease losses	316,546	75,259	(11,287)	380,518

Noninterest income	68,587	53,277	24,948	146,812
Noninterest expense	(165,015)	(46,713)	(41,507)	(253,235)
Income (loss) before (provision) benefit for income taxes	220,118	81,823	(27,846)	274,095

(Provision) benefit for income taxes	(81,974)	(30,436)	10,313	(102,097)
Net income (loss)	$138,144	$51,387	$(17,533)	$171,998
Total assets as of September 30, 2017	$6,868,484	$5,421,428	$8,275,715	$20,565,627

(1)	Includes a $2.7 million gain on the sale of bank properties.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2016
Net interest income (expense)	$104,048	$28,655	$(10,020)	$122,683
Provision for loan and lease losses	(770)	(1,330)	—	(2,100)
Net interest income (expense) after provision for loan and lease losses	103,278	27,325	(10,020)	120,583

Noninterest income	22,398	15,479	10,813	48,690
Noninterest expense	(51,093)	(14,792)	(16,919)	(82,804)
Income (loss) before (provision) benefit for income taxes	74,583	28,012	(16,126)	86,469

(Provision) benefit for income taxes	(27,672)	(10,399)	4,837	(33,234)
Net income (loss)	$46,911	$17,613	$(11,289)	$53,235
Total assets as of September 30, 2016	$6,850,483	$4,655,114	$8,387,096	$19,892,693

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2016
Net interest income (expense)	$310,244	$84,460	$(34,282)	$360,422
Provision for loan and lease losses	(1,722)	(2,978)	—	(4,700)
Net interest income (expense) after provision for loan and lease losses	308,522	81,482	(34,282)	355,722

Noninterest income	68,553	48,498	51,529	168,580
Noninterest expense	(160,495)	(39,676)	(46,170)	(246,341)
Income (loss) before (provision) benefit for income taxes	216,580	90,304	(28,923)	277,961

(Provision) benefit for income taxes	(80,727)	(33,640)	10,032	(104,335)
Net income (loss)	$135,853	$56,664	$(18,891)	$173,626
Total assets as of September 30, 2016	$6,850,483	$4,655,114	$8,387,096	$19,892,693

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the U.S. generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, the fair value of our investment securities and our loan originations; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank’s reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNP Paribas (“BNPP”) and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions, as discussed below; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it retains over our business; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

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

Public Offerings and Separation from BNPP

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock. BNPP continued to beneficially own approximately 62% of FHI’s common stock as of September 30, 2017.

We entered into a transitional services agreement with BNPP, BWHI, BOW and FHB (the “Transitional Services Agreement”) pursuant to which BNPP, BWHI and BOW will continue to provide us with certain services they currently provide either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services that we currently provide to them, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur incremental ongoing and one-time expenses of between $12.7 million and $17.2 million in the aggregate per year for the years ending December 31, 2017 and 2018. We expect our incremental ongoing costs to include those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors) and consulting fees. Our estimates also include cost increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the Comprehensive Capital Analysis and Review (“CCAR”) process, we expect our stress testing-related compliance costs to increase incrementally as we will continue to require certain services for our Dodd-Frank Act Stress Testing (“DFAST”) process and the expenses associated with those services will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

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

Hawaii Economy

Hawaii’s economy continued its strong performance for the nine months ended September 30, 2017, led in large part by a strong tourism industry.  Visitor arrivals for the first eight months in 2017 increased by 4.7% compared to the same period in 2016, and total visitor spending for the first eight months in 2017 increased by 8.5% compared to the same period in 2016, according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland, Japanese and Canadian visitors. The statewide seasonally-adjusted unemployment rate was 2.5% in September 2017 compared to 3.0% for the same period in 2016, according to the State of Hawaii, Department of Labor and Industrial Relations. The national seasonally-adjusted unemployment rate was 4.2% in September 2017 compared to 4.9% for the same period in 2016. With regards to housing, the volume of single-family home sales on Oahu increased by 5.0% for the nine months ended September 30, 2017 compared to the same period in 2016, while the volume of condominium sales on Oahu increased by 5.8% for the nine months ended September 30, 2017 compared to the same period in 2016, according to the Honolulu Board of Realtors. The median price of single-family home sales on Oahu was $757,000 for the nine months ended September 30, 2017, an increase of 3.4% compared to the same period in 2016. The median price of condominium sales on Oahu was $407,000 for the nine months ended September 30, 2017, an increase of 5.4% compared to the same period in 2016. As of September 30, 2017, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.4 and 2.6 months, respectively.

Financial Highlights

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Interest income	$145,270	$129,334	$422,210	$380,207
Interest expense	11,951	6,651	28,292	19,785
Net interest income	133,319	122,683	393,918	360,422
Provision for loan and lease losses	4,500	2,100	13,400	4,700
Net interest income after provision for loan and lease losses	128,819	120,583	380,518	355,722
Noninterest income	48,535	48,690	146,812	168,580
Noninterest expense	83,655	82,804	253,235	246,341
Income before provision for income taxes	93,699	86,469	274,095	277,961
Provision for income taxes	35,336	33,234	102,097	104,335
Net income	$58,363	$53,235	$171,998	$173,626
Basic earnings per share	$0.42	$0.38	$1.23	$1.24
Diluted earnings per share	$0.42	$0.38	$1.23	$1.24
Basic weighted-average outstanding shares	139,556,532	139,500,542	139,549,665	139,473,360
Diluted weighted-average outstanding shares	139,696,330	139,503,558	139,670,487	139,474,373
Dividend payout ratio	52.38%	52.39%	53.66%	33.34%
Supplemental Income Statement Data (non-GAAP) (1):
Core net interest income	$133,319	$122,683	$393,918	$360,422
Core noninterest income	45,868	48,690	144,145	142,852
Core noninterest expense	83,112	79,714	251,851	240,704
Core net income	57,040	55,177	171,203	161,110
Core basic earnings per share	0.41	0.40	1.23	1.16
Core diluted earnings per share	0.41	0.40	1.23	1.16
Other Financial Information / Performance Ratios:(2)
Net interest margin	2.96%	2.87%	2.99%	2.84%
Core net interest margin (non-GAAP) (1),(3)	2.96%	2.87%	2.99%	2.84%
Efficiency ratio	46.00%	48.31%	46.83%	46.56%
Core efficiency ratio (non-GAAP) (1),(4)	46.38%	46.51%	46.80%	47.82%
Return on average total assets	1.15%	1.10%	1.16%	1.21%
Core return on average total assets (non-GAAP) (1),(5)	1.13%	1.14%	1.15%	1.12%
Return on average tangible assets (non-GAAP) (10)	1.21%	1.16%	1.22%	1.28%
Core return on average tangible assets (non-GAAP) (1),(6)	1.18%	1.20%	1.21%	1.18%
Return on average total stockholders' equity	9.03%	8.45%	9.10%	8.96%
Core return on average total stockholders' equity (non-GAAP) (1),(7)	8.82%	8.76%	9.06%	8.31%
Return on average tangible stockholders' equity (non-GAAP) (10)	14.76%	14.02%	15.01%	14.56%
Core return on average tangible stockholders' equity (non-GAAP) (1),(8)	14.42%	14.53%	14.94%	13.51%
Noninterest expense to average assets	1.65%	1.71%	1.70%	1.72%
Core noninterest expense to average assets (non-GAAP) (1),(9)	1.64%	1.64%	1.70%	1.68%

	September 30,	December 31,
	2017	2016
Balance Sheet Data:
Loans and leases	$12,149,711	$11,520,378
Allowance for loan and lease losses	137,327	135,494
Interest-bearing deposits in other banks	793,046	798,231
Investment securities	5,314,973	5,077,514
Goodwill	995,492	995,492
Total assets	20,565,627	19,661,829
Total deposits	17,595,483	16,794,532
Total liabilities	17,983,769	17,185,344
Total stockholders' equity	2,581,858	2,476,485
Book value per share	$18.50	$17.75
Tangible book value per share (non-GAAP) (10)	$11.36	$10.61

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.06%	0.08%
Allowance for loan and lease losses / total loans and leases	1.13%	1.18%
Net charge-offs / average total loans and leases (2)	0.13%	0.08%

	September 30,	December 31,
Capital Ratios:	2017	2016
Common Equity Tier 1 Capital Ratio	12.71%	12.75%
Tier 1 Capital Ratio	12.71%	12.75%
Total Capital Ratio	13.77%	13.85%
Tier 1 Leverage Ratio	8.66%	8.36%
Total stockholders' equity to total assets	12.55%	12.60%
Tangible stockholders' equity to tangible assets (non-GAAP)(10)	8.11%	7.93%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net interest income	$133,319	$122,683	$393,918	$360,422
Core net interest income (non-GAAP)	$133,319	$122,683	$393,918	$360,422

Noninterest income	$48,535	$48,690	$146,812	$168,580
Gains on sale of bank properties	(2,667)	—	(2,667)	—
Gains on sale of securities	—	—	—	(3,050)
Gains on sale of stock (Visa/MasterCard)	—	—	—	(22,678)
Core noninterest income (non-GAAP)	$45,868	$48,690	$144,145	$142,852

Noninterest expense	$83,655	$82,804	$253,235	$246,341
One-time items(a)	(543)	(3,090)	(1,384)	(5,637)
Core noninterest expense (non-GAAP)	$83,112	$79,714	$251,851	$240,704

Net income	$58,363	$53,235	$171,998	$173,626
Gains on sale of bank properties	(2,667)	—	(2,667)	—
Gains on sale of securities	—	—	—	(3,050)
Gains on sale of stock (Visa/MasterCard)	—	—	—	(22,678)
One-time items(a)	543	3,090	1,384	5,637
Tax adjustments (b)	801	(1,148)	488	7,575
Total core adjustments	(1,323)	1,942	(795)	(12,516)
Core net income (non-GAAP)	$57,040	$55,177	$171,203	$161,110
Core basic earnings per share (non-GAAP)	$0.41	$0.40	$1.23	$1.16
Core diluted earnings per share (non-GAAP)	$0.41	$0.40	$1.23	$1.16

(a)	One-time items include nonrecurring offering and public company transition related costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2017 and 2016.

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

GAAP to Non-GAAP Reconciliation				Table 3
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Net income	$58,363	$53,235	$171,998	$173,626

Average total stockholders' equity	$2,564,563	$2,506,099	$2,527,435	$2,588,602
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,569,071	$1,510,607	$1,531,943	$1,593,110

Average total assets	$20,109,090	$19,314,668	$19,858,184	$19,185,484
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$19,113,598	$18,319,176	$18,862,692	$18,189,992

Return on average total stockholders' equity(a)	9.03%	8.45%	9.10%	8.96%
Return on average tangible stockholders' equity (non-GAAP)(a)	14.76%	14.02%	15.01%	14.56%

Return on average total assets(a)	1.15%	1.10%	1.16%	1.21%
Return on average tangible assets (non-GAAP)(a)	1.21%	1.16%	1.22%	1.28%

	As of	As of
	September 30,	December 31,
	2017	2016
Balance Sheet Data:
Total stockholders' equity	$2,581,858	$2,476,485
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,586,366	$1,480,993

Total assets	$20,565,627	$19,661,829
Less: goodwill	995,492	995,492
Tangible assets	$19,570,135	$18,666,337

Shares outstanding	139,586,282	139,530,654

Total stockholders' equity to total assets	12.55%	12.60%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.11%	7.93%

Book value per share	$18.50	$17.75
Tangible book value per share (non-GAAP)	$11.36	$10.61

(a)	Annualized for the three and nine months ended September 30, 2017 and 2016.

Financial Highlights

Net income was $58.4 million for the three months ended September 30, 2017, an increase of $5.1 million or 10% as compared to the same period in 2016. Basic and diluted earnings per share were $0.42 per share for the three months ended September 30, 2017, an increase of $0.04 per share or 11% as compared to the same period in 2016. The increase was primarily due to a $10.6 million increase in net interest income, partially offset by a $2.4 million increase in the provision for loan and lease losses (the “Provision”), a $2.1 million increase in the provision for income taxes, a $0.9 million increase in noninterest expense and a $0.2 million decrease in noninterest income for the three months ended September 30, 2017.

Our return on average total assets was 1.15% for the three months ended September 30, 2017, an increase of five basis points as compared to the same period in 2016, and our return on average total stockholders’ equity was 9.03% for the three months ended September 30, 2017, an increase of 58 basis points as compared to the same period in 2016. Our return on average tangible assets was 1.21% for the three months ended September 30, 2017, an increase of five basis points from the same period in 2016, and our return on average tangible stockholders’ equity was 14.76% for the three months ended September 30, 2017, an increase of 74 basis points from the same period in 2016. We continued to prudently manage our expenses as our efficiency ratio was 46.00% for the three months ended September 30, 2017 compared to 48.31% for the same period in 2016.

Our results for the three months ended September 30, 2017 were highlighted by the following:

•

Net interest income was $133.3 million for the three months ended September 30, 2017, an increase of $10.6 million or 9% as compared to the same period in 2016. Our net interest margin was 2.96% for the three months ended September 30, 2017, an increase of nine basis points from the same period in 2016. The increase in net interest income was primarily due to higher average balances in all loan categories, except for lease financing, and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks and higher deposit funding costs.

•

The Provision was $4.5 million for the three months ended September 30, 2017, an increase of $2.4 million as compared to the same period in 2016. The Provision is recorded to maintain the allowance for loan and lease losses (the “Allowance”) at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $48.5 million for the three months ended September 30, 2017, a decrease of $0.2 million as compared to the same period in 2016. The decrease was primarily due to a $4.0 million decrease in bank-owned life insurance (“BOLI”) income, partially offset by a $3.7 million increase in other noninterest income.

•

Noninterest expense was $83.7 million for the three months ended September 30, 2017, an increase of $0.9 million or 1% as compared to the same period in 2016. The increase in noninterest expense was primarily due to a $1.0 million increase in occupancy costs.

Net income was $172.0 million for the nine months ended September 30, 2017, a decrease of $1.6 million or 1% as compared to the same period in 2016. Basic and diluted earnings per share were $1.23 per share for the nine months ended September 30, 2017, a decrease of $0.01 or 1% as compared to the same period in 2016. The decrease was primarily due to a $21.8 million decrease in noninterest income, an $8.7 million increase in the Provision and a $6.9 million increase in noninterest expense, partially offset by a $33.5 million increase in net interest income and a $2.2 million decrease in the provision for income taxes for the nine months ended September 30, 2017.

Our return on average total assets was 1.16% for the nine months ended September 30, 2017, a decrease of five basis points as compared to the same period in 2016, and our return on average total stockholders’ equity was 9.10% for the nine months ended September 30, 2017, an increase of 14 basis points as compared to the same period in 2016. Our return on average tangible assets was 1.22% for the nine months ended September 30, 2017, a decrease of six basis points as compared to the same period in 2016, and our return on average tangible stockholders’ equity was 15.01% for the nine months ended September 30, 2017, an increase of 45 basis points as compared to the same period in 2016. We continued to prudently manage our expenses as our efficiency ratio was 46.83% for the nine months ended September 30, 2017 compared to 46.56% for the same period in 2016. The efficiency ratio for the nine months ended September 30, 2016 was favorably impacted by net gains on the sale of investment securities of $25.8 million.

Our results for the nine months ended September 30, 2017 were highlighted by the following:

•

Net interest income was $393.9 million for the nine months ended September 30, 2017, an increase of $33.5 million or 9% as compared to the same period in 2016. Our net interest margin was 2.99% for the nine months ended September 30, 2017, an increase of 15 basis points as compared to the same period in 2016. The increase in net interest income was primarily due to higher average balances in all loan categories, except for lease financing, and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks and higher deposit funding costs.

•

The Provision was $13.4 million for the nine months ended September 30, 2017, an increase of $8.7 million as compared to the same period in 2016. The increase was primarily due to the large recovery of  a commercial loan during the nine months ended September 30, 2016.

•

Noninterest income was $146.8 million for the nine months ended September 30, 2017, a decrease of $21.8 million or 13% as compared to the same period in 2016. The decrease was primarily due to a $25.8 million net gain on the sale of investment securities in 2016 and a $2.6 million decrease in BOLI income, partially offset by a $6.5 million increase in other noninterest income.

•

Noninterest expense was $253.2 million for the nine months ended September 30, 2017, an increase of $6.9 million or 3% as compared to the same period in 2016.  The increase in noninterest expense was primarily due to a $3.1 million increase in card rewards program expense, a $2.3 million increase in regulatory assessment and fees and a $1.2 million increase in occupancy expense.

During the nine months ended September 30, 2017, we continued to benefit from a strong Hawaii economy by reaching record levels of loans and deposit balances. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of liquidity and capital.

•

Total loans and leases were $12.1 billion as of September 30, 2017, an increase of $629.3 million or 6% from December 31, 2016. We experienced strong growth in our commercial real estate portfolio as corporations continued to invest in their businesses and sought to acquire new real estate assets to expand their businesses. We also continued to experience strong growth in our residential real estate portfolio as housing demand continued to remain strong.

•	The Allowance was $137.3 million as of September 30, 2017, an increase of $1.8 million or 1% from December 31, 2016. The ratio of our Allowance to total loans and leases outstanding was 1.13% as of

September 30, 2017, a decrease of five basis points compared to December 31, 2016. The overall level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total carrying value of our investment securities portfolio was $5.3 billion as of September 30, 2017, an increase of $237.5 million or 5% compared to December 31, 2016.

•

Total deposits were $17.6 billion as of September 30, 2017, an increase of $801.0 million or 5% from December 31, 2016.  Increases in time and money market deposit balances were partially offset by decreases in savings and demand deposit balances.

•

Finally, total stockholders’ equity was $2.6 billion as of September 30, 2017, an increase of $105.4 million or 4% from December 31, 2016. The increase in stockholders’ equity was primarily due to earnings for the nine months ended September 30, 2017 of $172.0 million, partially offset by dividends declared and paid of $92.1 million to our stockholders during the nine months ended September 30, 2017.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2017 and 2016, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$597.5	$2.0	1.30%	$1,023.6	$1.3	0.51%
Available-for-Sale Investment Securities	5,124.9	24.2	1.88	4,743.7	21.1	1.77
Loans Held for Sale	0.1	—	3.62	—	—	—
Loans and Leases (1)
Commercial and industrial	3,276.4	27.3	3.31	3,248.1	23.7	2.90
Real estate - commercial	2,696.4	25.1	3.69	2,338.2	21.3	3.63
Real estate - construction	570.6	5.1	3.54	448.9	3.7	3.29
Real estate - residential	3,846.8	39.2	4.04	3,571.3	36.4	4.06
Consumer	1,546.9	21.0	5.39	1,467.0	20.5	5.55
Lease financing	177.9	1.3	2.91	188.2	1.3	2.84
Total Loans and Leases	12,115.0	119.0	3.90	11,261.7	106.9	3.78
Other Earning Assets	29.5	0.1	1.22	—	—	—
Total Earning Assets (2)	17,867.0	145.3	3.23	17,029.0	129.3	3.02
Cash and Due from Banks	324.0			357.1
Other Assets	1,918.1			1,928.6
Total Assets	$20,109.1			$19,314.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,505.1	$1.1	0.10%	$4,416.4	$0.6	0.06%
Money Market	2,607.7	0.9	0.13	2,549.3	0.6	0.10
Time	4,208.0	10.0	0.94	3,776.6	5.4	0.57
Total Interest-Bearing Deposits	11,320.8	12.0	0.42	10,742.3	6.6	0.25
Short-Term Borrowings	0.8	—	0.91	18.5	—	0.42
Total Interest-Bearing Liabilities	11,321.6	12.0	0.42	10,760.8	6.6	0.25
Net Interest Income		$133.3			$122.7
Interest Rate Spread			2.81%			2.77%
Net Interest Margin			2.96%			2.87%
Noninterest-Bearing Demand Deposits	5,844.6			5,649.8
Other Liabilities	378.3			398.0
Stockholders' Equity	2,564.6			2,506.1
Total Liabilities and Stockholders' Equity	$20,109.1			$19,314.7

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended September 30, 2017 and 2016, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended September 30, 2017
	Compared to September 30, 2016
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.7)	$1.4	$0.7
Available-for-Sale Investment Securities	1.7	1.4	3.1
Loans and Leases
Commercial and industrial	0.2	3.4	3.6
Real estate - commercial	3.3	0.4	3.7
Real estate - construction	1.1	0.3	1.4
Real estate - residential	2.8	—	2.8
Consumer	1.0	(0.5)	0.5
Total Loans and Leases	8.4	3.6	12.0
Other Earning Assets	0.1	—	0.1
Total Change in Interest Income	9.5	6.4	15.9

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	0.5	0.5
Money Market	—	0.2	0.2
Time	0.7	3.9	4.6
Total Interest-Bearing Deposits	0.7	4.6	5.3
Total Change in Interest Expense	0.7	4.6	5.3
Change in Net Interest Income	$8.8	$1.8	$10.6

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $133.3 million for the three months ended September 30, 2017, an increase of $10.6 million or 9% compared to the same period in 2016. Our net interest margin was 2.96% for the three months ended September 30, 2017, an increase of 9 basis points from the same period in 2016. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks and higher deposit funding costs. For the three months ended September 30, 2017, the average balance of our loans and leases was $12.1 billion, an increase of $853.3 million or 8% compared to the same period in 2016. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, residential real estate, construction real estate, and consumer lending portfolios. For the three months ended September 30, 2017, the average balance of our investment securities portfolio was $5.1 billion, an increase of $381.2 million or 8% compared to the same period in 2016. Yields on our investment securities portfolio were 1.88% for the three months ended September 30, 2017, an increase of 11 basis points from the same period in 2016. Deposit funding costs were $12.0 million for the three months ended September 30, 2017, an increase of $5.4 million or 82% compared to the same period in 2016. Rates paid on our interest-bearing deposits were 42 basis points for the three months ended September 30, 2017, an increase of 17 basis points compared to the same period in 2016. While we experienced higher rates paid on all interest-bearing deposit categories in the three months ended September 30, 2017, particularly high rates were paid on our time deposits with an increase of 37 basis points compared to the same period in 2016.

For the nine months ended September 30, 2017 and 2016, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$516.8	$4.0	1.02%	$1,602.3	$6.1	0.51%
Available-for-Sale Investment Securities	5,189.7	75.7	1.95	4,304.5	57.1	1.77
Loans and Leases (1)
Commercial and industrial	3,263.3	77.3	3.17	3,200.6	70.3	2.93
Real estate - commercial	2,606.1	71.1	3.65	2,273.3	62.9	3.70
Real estate - construction	514.1	13.1	3.41	425.0	10.4	3.27
Real estate - residential	3,784.5	115.5	4.08	3,525.5	108.9	4.13
Consumer	1,528.8	61.8	5.41	1,441.6	60.4	5.59
Lease financing	172.1	3.6	2.84	189.5	4.1	2.90
Total Loans and Leases	11,868.9	342.4	3.86	11,055.5	317.0	3.83
Other Earning Assets	30.0	0.1	0.62	—	—	—
Total Earning Assets (2)	17,605.4	422.2	3.21	16,962.3	380.2	2.99
Cash and Due from Banks	322.7			320.1
Other Assets	1,930.1			1,903.1
Total Assets	$19,858.2			$19,185.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,500.1	$2.5	0.08%	$4,371.6	$1.9	0.06%
Money Market	2,574.0	2.2	0.11	2,410.6	1.7	0.09
Time	4,027.9	23.6	0.78	3,782.2	16.0	0.57
Total Interest-Bearing Deposits	11,102.0	28.3	0.34	10,564.4	19.6	0.25
Short-Term Borrowings	2.1	—	0.68	148.0	0.2	0.16
Total Interest-Bearing Liabilities	11,104.1	28.3	0.34	10,712.4	19.8	0.25
Net Interest Income		$393.9			$360.4
Interest Rate Spread			2.87%			2.74%
Net Interest Margin			2.99%			2.84%
Noninterest-Bearing Demand Deposits	5,848.5			5,514.8
Other Liabilities	378.2			369.7
Stockholders' Equity	2,527.4			2,588.6
Total Liabilities and Stockholders' Equity	$19,858.2			$19,185.5

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the nine months ended September 30, 2017 and 2016, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 7
	Nine Months Ended September 30, 2017
	Compared to September 30, 2016
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(5.8)	$3.7	$(2.1)
Available-for-Sale Investment Securities	12.4	6.1	18.5
Loans and Leases
Commercial and industrial	1.4	5.6	7.0
Real estate - commercial	9.1	(0.9)	8.2
Real estate - construction	2.2	0.5	2.7
Real estate - residential	7.9	(1.3)	6.6
Consumer	3.6	(2.1)	1.5
Lease financing	(0.4)	(0.1)	(0.5)
Total Loans and Leases	23.8	1.7	25.5
Other Earning Assets	0.1	—	0.1
Total Change in Interest Income	30.5	11.5	42.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	0.5	0.6
Money Market	0.1	0.4	0.5
Time	1.1	6.5	7.6
Total Interest-Bearing Deposits	1.3	7.4	8.7
Short-Term Borrowings	(0.3)	0.1	(0.2)
Total Change in Interest Expense	1.0	7.5	8.5
Change in Net Interest Income	$29.5	$4.0	$33.5

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $393.9 million for the nine months ended September 30, 2017, an increase of $33.5 million or 9% compared to the same period in 2016. Our net interest margin was 2.99% for the nine months ended September 30, 2017, an increase of 15 basis points from the same period in 2016. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories and higher average balances and yields in our investment securities portfolio. This was partially offset by lower average balances in interest-bearing deposits in other banks and higher deposit funding costs. For the nine months ended September 30, 2017, the average balance of our loans and leases was $11.9 billion, an increase of $813.4 million or 7% compared to the same period in 2016. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, residential real estate, consumer, and commercial and industrial lending portfolios. For the nine months ended September 30, 2017, the average balance of our investment securities portfolio was $5.2 billion, an increase of $885.2 million or 21% compared to the same period in 2016. Yields on our investment securities portfolio were 1.95% for the nine months ended September 30, 2017, an increase of 18 basis points from the same period in 2016. Yields on our loans and leases were 3.86% for the nine months ended September 30, 2017, an increase of three basis points as compared to the same period in 2016. Deposit funding costs were $28.3 million for the nine months ended September 30, 2017, an increase of $8.7 million or 44% compared to the same period in 2016. Rates paid on our interest-bearing deposits were 34 basis points for the nine months ended September 30, 2017, an increase of nine basis points compared to the same period in 2016. While we experienced higher rates paid on all interest-bearing deposit categories in the nine months ended September 30, 2017, particularly high rates were paid on our time deposits with an increase of 21 basis points compared to the same period in 2016.

Provision for Loan and Lease Losses

The Provision was $4.5 million for the three months ended September 30, 2017, which represented an increase of $2.4 million compared to the same period in 2016. We recorded net charge-offs of loans and leases of $4.1 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively. This represented net charge-offs of 0.13% and 0.12% of average loans and leases, on an annualized basis, for the three months ended September 30, 2017 and 2016, respectively. The Provision was $13.4 million for the nine months ended September 30, 2017, which represented an increase of $8.7 million compared to the same period in 2016. This increase was primarily due to the large recovery of a commercial loan during the nine months ended September 30, 2016. We recorded net charge-offs of loans and leases of $11.6 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. This represented net charge-offs of 0.13% and 0.06% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2017 and 2016, respectively. The Allowance was $137.3 million as of September 30, 2017, an increase of $1.8 million or 1% from December 31, 2016 and represented 1.13% of total outstanding loans and leases as of September 30, 2017, compared to 1.18% of total outstanding loans and leases as of December 31, 2016. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended September 30, 2017 and 2016 and Table 9 presents the major components of noninterest income for the nine months ended September 30, 2017 and 2016:

Noninterest Income				Table 8
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Service charges on deposit accounts	$9,095	$9,575	$(480)	(5)%
Credit and debit card fees	14,831	14,103	728	5
Other service charges and fees	8,510	8,768	(258)	(3)
Trust and investment services income	7,672	7,508	164	2
Bank-owned life insurance	3,119	7,115	(3,996)	(56)
Investment securities gains, net	—	30	(30)	n.m.
Other	5,308	1,591	3,717	n.m.
Total noninterest income	$48,535	$48,690	$(155)	—%

Noninterest Income				Table 9
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Service charges on deposit accounts	$28,062	$28,759	$(697)	(2)%
Credit and debit card fees	43,467	41,732	1,735	4
Other service charges and fees	25,717	26,909	(1,192)	(4)
Trust and investment services income	22,536	22,236	300	1
Bank-owned life insurance	10,624	13,263	(2,639)	(20)
Investment securities gains, net	—	25,761	(25,761)	n.m.
Other	16,406	9,920	6,486	65
Total noninterest income	$146,812	$168,580	$(21,768)	(13)%

n.m. – Denotes a variance which is not meaningful.

Total noninterest income was $48.5 million for the three months ended September 30, 2017, a decrease of $0.2 million as compared to the same period in 2016. Total noninterest income was $146.8 million for the nine months ended September 30, 2017, a decrease of $21.8 million or 13% as compared to the same period in 2016.

Service charges on deposit accounts were $9.1 million for the three months ended September 30, 2017, a decrease of $0.5 million or 5% as compared to the same period in 2016. Service charges on deposit accounts were $28.1 million for the nine months ended September 30, 2017, a decrease of $0.7 million or 2% as compared to the same period in 2016.  This decrease was primarily due to a $0.8 million decrease in account analysis service charges.

Credit and debit card fees were $14.8 million for the three months ended September 30, 2017, an increase of $0.7 million or 5% as compared to the same period in 2016. This increase was primarily due to a $1.2 million increase in merchant service revenues, partially offset by a $0.4 million decrease in network association dues. Credit and debit card fees were $43.5 million for the nine months ended September 30, 2017, an increase of $1.7 million or 4% as compared to the same period in 2016. This increase was primarily due to a $2.8 million increase in merchant service revenues, partially offset by a  $0.6 million decrease in network association dues, a $0.2 million decrease in net interchange fees and a $0.2 million decrease in rental fees from credit card terminals.

Other service charges and fees were $8.5 million for the three months ended September 30, 2017, a decrease of $0.3 million or 3% as compared to the same period in 2016.  Other service charges and fees were $25.7 million for the nine months ended September 30, 2017, a decrease of $1.2 million or 4% as compared to the same period in 2016. This decrease was primarily due to a $0.9 million decrease in residential mortgage loan servicing fees and a $0.5 million decrease in fees from annuities and securities.

BOLI income was $3.1 million for the three months ended September 30, 2017, a decrease of $4.0 million or 56% as compared to the same period in 2016. This decrease was due to a $3.4 million decrease in death benefits received and a $0.6 million decrease in BOLI earnings. BOLI income was $10.6 million for the nine months ended September 30, 2017, a decrease of $2.6 million or 20% as compared to the same period in 2016. This decrease was due to a $2.4 million decrease in death benefits received and a $0.2 million decrease in BOLI earnings.

Net gains on the sale of investment securities were nil for the three months ended September 30, 2017, a nominal decrease as compared to the same period in 2016. Net gains on the sale of investment securities were nil for the nine months ended September 30, 2017, a decrease of $25.8 million as compared to the same period in 2016. Net gains on the sale of investment securities for the nine months ended September 30, 2016 were due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and a $3.1 million net gain on the sale of available-for-sale investment securities.

Other noninterest income was $5.3 million for the three months ended September 30, 2017, an increase of $3.7 million as compared to the same period in 2016. This increase was primarily due to a $2.7 million gain on the sale of bank properties, a $0.6 million decrease in the amortization on mortgage servicing rights and a $0.6 million increase in customer-related interest rate swap fees. Other noninterest income was $16.4 million for the nine months ended September 30, 2017, an increase of $6.5 million or 65% as compared to the same period in 2016. This increase was primarily due to a $2.7 million gain on the sale of bank properties, a $1.6 million increase in customer-related interest rate swap fees, a $1.5 million increase in vendor bonuses received, a $1.1 million decrease in the amortization on mortgage servicing rights, a $1.0 million increase related to insurance proceeds from severe weather which affected the Hawaiian Islands and a $0.7 million increase in net gains recognized in income related to derivative contracts. This was partially offset by $2.4 million in recoveries on loans in excess of amounts previously charged-off for the nine months ended September 30, 2016.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended September 30, 2017 and 2016 and Table 11 presents the major components of noninterest expense for the nine months ended September 30, 2017 and 2016:

Noninterest Expense				Table 10
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$41,579	$42,106	$(527)	(1)%
Contracted services and professional fees	10,834	10,430	404	4
Occupancy	5,844	4,870	974	20
Equipment	4,174	4,192	(18)	—
Regulatory assessment and fees	3,668	3,546	122	3
Advertising and marketing	2,005	1,769	236	13
Card rewards program	4,703	4,512	191	4
Other	10,848	11,379	(531)	(5)
Total noninterest expense	$83,655	$82,804	$851	1%

Noninterest Expense				Table 11
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$128,136	$128,762	$(626)	—%
Contracted services and professional fees	33,530	33,124	406	1
Occupancy	16,188	14,991	1,197	8
Equipment	12,898	12,135	763	6
Regulatory assessment and fees	11,192	8,869	2,323	26
Advertising and marketing	5,255	4,818	437	9
Card rewards program	13,832	10,743	3,089	29
Other	32,204	32,899	(695)	(2)
Total noninterest expense	$253,235	$246,341	$6,894	3%

Total noninterest expense was $83.7 million for the three months ended September 30, 2017, an increase of $0.9 million or 1% as compared to the same period in 2016. Total noninterest expense was $253.2 million for the nine months ended September 30, 2017, an increase of $6.9 million or 3% as compared to the same period in 2016.

Salaries and employee benefits expense was $41.6 million for the three months ended September 30, 2017, a decrease of $0.5 million or 1% as compared to the same period in 2016. This decrease was primarily due to a $2.5 million decrease in other compensation, primarily due to the IPO and related stock-based compensation recorded in the three months ended September 30, 2016, and a $1.2 million decrease in incentive compensation. This was partially offset by a $1.7 million increase in base salaries and related payroll taxes and a $1.1 million decrease in deferred loan origination costs. Salaries and employee benefits expense was $128.1 million for the nine months ended September 30, 2017, a decrease of $0.6 million as compared to the same period in 2016. This decrease was primarily due to a $3.6 million increase in deferred loan origination costs, a $2.1 million decrease in other compensation, primarily due to the IPO and related stock-based compensation recorded in the nine months ended September 30, 2016, and a $1.6 million decrease in incentive compensation. This was partially offset by a $5.3 million increase in base salaries and related payroll taxes and a $0.7 million increase in group health plan costs.

Occupancy expense was $5.8 million for the three months ended September 30, 2017, an increase of $1.0 million or 20% as compared to the same period in 2016. This increase was primarily due to a $0.5 million increase in building maintenance expense and a $0.4 million decrease in net sublease rental income. Occupancy expense was $16.2 million for the nine months ended September 30, 2017, an increase of $1.2 million or 8% as compared to the same period in 2016.  This increase was primarily due to a $1.3 million decrease in net sublease rental income.

Equipment expense was $4.2 million for the three months ended September 30, 2017, a nominal decrease as compared to the same period in 2016. Equipment expense was $12.9 million for the nine months ended September 30, 2017, an increase of $0.8 million or 6% as compared to the same period in 2016. This increase was primarily due to a $0.5 million increase in service contracts expense and a $0.3 million increase in depreciation expense.

Regulatory assessment and fees were $3.7 million for the three months ended September 30, 2017, an increase of $0.1 million or 3% as compared to the same period in 2016. Regulatory assessment and fees were $11.2 million for the nine months ended September 30, 2017, an increase of $2.3 million or 26% as compared to the same period in 2016. This increase was primarily due to a change in the calculation of the Federal Deposit Insurance Corporation insurance assessment and adoption of an additional surcharge, which resulted in a higher assessment rate.

Card rewards program expense was $4.7 million for the three months ended September 30, 2017, an increase of $0.2 million or 4% as compared to the same period in 2016. Card rewards program expense was $13.8 million for the nine months ended September 30, 2017, an increase of $3.1 million or 29% as compared to the same period in 2016. This increase was primarily due to a change in terms related to the expiration of our debit card reward points recorded during the nine months ended September 30, 2016, as well as higher levels of activity in bankcard operating charges in the current period.

Other noninterest expense was $10.8 million for the three months ended September 30, 2017, a decrease of $0.5 million or 5% as compared to the same period in 2016. This decrease was primarily due to a $0.5 million decrease in supplies. Other noninterest expense was $32.2 million for the nine months ended September 30, 2017, a decrease of $0.7 million or 2% as compared to the same period in 2016. This decrease was primarily due to a $1.2 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.4 million decrease in supplies, a $0.4 million decrease in travel expenses and a $0.3 million decrease in telephone expenses, partially offset by a $0.9 million increase in software amortization expense and a $0.8 million increase in insurance expense as a result of higher rates due to our transition to a stand-alone public company.

Provision for Income Taxes

The provision for income taxes was $35.3 million (an effective tax rate of 37.71%) for the three months ended September 30, 2017, compared with the provision for income taxes of $33.2 million (an effective tax rate of 38.43%) for the same period in 2016. The provision for income taxes was $102.1 million (an effective tax rate of 37.25%) for the nine months ended September 30, 2017, compared with the provision for income taxes of $104.3 million (an effective tax rate of 37.54%) for the same period in 2016. The slight decrease in the effective tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to the reduction in non-deductible IPO related costs in the current period. Additional information about the provision for income taxes is presented in “Note 9. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and nine months ended September 30, 2017 and 2016. Additional information about operating segment performance is presented in “Note 15. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Retail Banking	$47,446	$46,911	$138,144	$135,853
Commercial Banking	16,498	17,613	51,387	56,664
Treasury and Other	(5,581)	(11,289)	(17,533)	(18,891)
Total	$58,363	$53,235	$171,998	$173,626

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

Net income for the Retail Banking segment was $47.4 million for the three months ended September 30, 2017, an increase of $0.5 million or 1% as compared to the same period in 2016. The increase in net income for the Retail Banking segment was primarily due to a $4.8 million increase in net interest income, partially offset by a $2.5 million increase in noninterest expense and a $1.1 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. The increase in noninterest expense was primarily due to a decrease in deferred loan origination costs.

Net income for the Retail Banking segment was $138.1 million for the nine months ended September 30, 2017, an increase of $2.3 million or 2% as compared to the same period in 2016. The increase in net income for the Retail Banking segment was primarily due to a $11.3 million increase in net interest income, partially offset by a $4.5 million increase in noninterest expense, $3.2 million increase in the Provision and a $1.2 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. The increase in noninterest expense was primarily due to higher allocated expenses, contracted services and professional fees, occupancy expense and regulatory assessments and fees.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $16.5 million for the three months ended September 30, 2017, a decrease of $1.1 million or 6% as compared to the same period in 2016. The decrease in net income for the Commercial Banking segment was primarily due to a $1.5 million increase in the Provision and a $1.1 million increase in noninterest expense, partially offset by a $1.3 million increase in noninterest income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment. The increase in noninterest income was primarily due to higher merchant service revenues.

Net income for the Commercial Banking segment was $51.4 million for the nine months ended September 30, 2017, a decrease of $5.3 million or 9% as compared to the same period in 2016. The decrease in net income for the Commercial Banking segment was primarily due to a $7.0 million increase in noninterest expense and a $5.5 million increase in the Provision, partially offset by a $4.8 million increase in noninterest income and a $3.2 million decrease in the provision for income taxes. The increase in noninterest expense was primarily due to higher card rewards program expenses, overall expenses that were allocated to the Commercial Banking segment, regulatory assessment and fees and contracted data processing.  The increase in noninterest income was primarily due to higher merchant service revenues, vendor bonuses received and customer-related interest rate swap fees.

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

Net loss for the Treasury and Other segment was $5.6 million for the three months ended September 30, 2017, a decrease of $5.7 million in loss as compared to the same period in 2016. The decrease in the net loss was primarily due to a $6.0 million decrease in net interest expense and a $2.8 million decrease in noninterest expense, partially offset by a $1.7 million decrease in noninterest income and a $1.4 million decrease in the benefit for income taxes. The decrease in net interest expense was primarily due to higher average loan balances and higher average investment securities earning higher yields. The decrease in noninterest expense was primarily due to a decrease in salaries and benefits expense. The decrease in noninterest income was primarily due to lower BOLI income, partially offset by a gain on the sale of bank properties.

Net loss for the Treasury and Other segment was $17.5 million for the nine months ended September 30, 2017, a decrease of $1.4 million in loss as compared to the same period in 2016. The decrease in the net loss was primarily due to a $23.0 million decrease in net interest expense and a $4.7 million decrease in noninterest expense, partially offset by a $26.6 million decrease in noninterest income. The decrease in net interest expense was primarily due to higher average loan balances and higher average investment securities earning higher yields. The decrease in noninterest expense was primarily due to an increase in overall expenses that were allocated from the Treasury and Other segment and lower contracted services and professional fees. The decrease in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares recorded during the nine months ended September 30, 2016 and lower BOLI income.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of September 30, 2017 and December 31, 2016, cash and cash equivalents were $1.1 billion. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $5.3 billion as of September 30, 2017 and $5.1 billion as of December 31, 2016. As of September 30, 2017 and December 31, 2016, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of September 30, 2017 and December 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.6 years and 3.8 years, respectively. Furthermore, as of September 30, 2017, we expect maturities and paydowns of approximately $0.9 billion to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of September 30, 2017, we have borrowing capacity of $1.9 billion from the FHLB and $679.9 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.2 billion as of September 30, 2017 and December 31, 2016, which represented 80% and 85%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of September 30, 2017 and December 31, 2016:

Investment Securities		Table 13
	September 30,	December 31,
(dollars in thousands)	2017	2016
U.S. Treasury securities	$396,766	$392,473
Government-sponsored enterprises debt securities	245,138	242,667
Government agency mortgage-backed securities	159,787	185,663
Government-sponsored enterprises mortgage-backed securities	184,139	204,385
Non-government asset-backed securities	101	12,583
Collateralized mortgage obligations:
Government agency	3,513,904	3,351,822
Government-sponsored enterprises	815,138	687,921
Total available-for-sale securities	$5,314,973	$5,077,514

Table 14 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of September 30, 2017:

Maturities and Weighted-Average Yield on Securities (1)											Table 14
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of September 30, 2017
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$280.8	1.13%	$123.9	1.73%	$—	—%	$404.7	1.32%	$396.8
Government-sponsored enterprises debt securities	35.0	2.80	50.0	1.69	164.7	2.04	—	—	249.7	2.08	245.1
Mortgage-Backed Securities: (2)
Government agency	23.7	2.20	66.4	2.20	42.4	2.20	30.8	2.19	163.3	2.20	159.8
Government-sponsored enterprises	32.0	2.18	92.8	2.18	43.0	2.14	19.1	2.10	186.9	2.17	184.1
Asset-Backed Securities: (2)
Non-government	0.1	0.95	—	—	—	—	—	—	0.1	0.95	0.1
Collateralized mortgage obligations: (2)
Government agency	659.5	1.96	1,941.9	2.01	809.4	2.08	140.9	2.11	3,551.7	2.02	3,513.9
Government-sponsored enterprises	166.4	1.90	494.0	1.95	160.4	1.91	3.9	1.45	824.7	1.93	815.1
Total available-for-sale securities as of September 30, 2017	$916.7	1.99%	$2,925.9	1.92%	$1,343.8	2.03%	$194.7	2.11%	$5,381.1	1.97%	$5,314.9

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our available-for-sale investment securities portfolio was $5.3 billion as of September 30, 2017, an increase of $237.5 million or 5% compared to December 31, 2016. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income, unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of September 30, 2017, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited consolidated balance sheets, with $4.3 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $396.8 million in U.S. Treasury securities, $245.1 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $343.9 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae and $0.1 million in automobile asset-backed securities.

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

Gross unrealized gains in our investment securities portfolio were $2.9 million and $2.0 million as of September 30, 2017 and December 31, 2016, respectively. Gross unrealized losses in our investment securities portfolio were $69.0 million and $101.1 million as of September 30, 2017 and December 31, 2016, respectively. Higher unrealized gains and lower unrealized losses in our investment securities portfolio were primarily due to lower mid-term market interest rates. The higher gross unrealized gain positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of September 30, 2017, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of September 30, 2017 and December 31, 2016, we held FHLB stock of $10.1 million which is recorded as a component of other assets in our unaudited consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of September 30, 2017 and December 31, 2016:

Loans and Leases	Table 15
	September 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$3,190,237	$3,239,600
Real estate:
Commercial	2,625,688	2,343,495
Construction	598,763	450,012
Residential	4,001,478	3,796,459
Total real estate	7,225,929	6,589,966
Consumer	1,562,172	1,510,772
Lease financing	171,373	180,040
Total loans and leases	$12,149,711	$11,520,378

Total loans and leases were $12.1 billion as of September 30, 2017, an increase of $629.3 million or 6% from December 31, 2016 with increases in all categories except commercial and industrial and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.2 billion as of September 30, 2017, a decrease of $49.4 million or 2% from December 31, 2016. This decrease was primarily due to reductions in dealer flooring balances and paydowns in our Shared National Credits portfolio.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.6 billion as of September 30, 2017, an increase of $282.2 million or 12% from December 31, 2016. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $598.8 million as of September 30, 2017, an increase of $148.8 million or 33% from December 31, 2016 as new lending opportunities continue to result from strong construction activity.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on the London Interbank Offered Rate. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.0 billion as of September 30, 2017, an increase of $205.0 million or 5% from December 31, 2016. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.6 billion as of September 30, 2017, an increase of $51.4 million or 3% from December 31, 2016. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contributed to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $171.4 million as of September 30, 2017, a decrease of $8.7 million or 5% from December 31, 2016.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” in MD&A for more information on our loan and lease portfolio.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2017 and December 31, 2016:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2017
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland (1)	Saipan	Other	Total
Commercial and industrial	$1,294,415	$1,650,794	$159,496	$85,532	$3,190,237
Real estate:
Commercial	1,783,711	470,436	369,628	1,913	2,625,688
Construction	395,109	170,943	32,711	—	598,763
Residential	3,851,759	3,000	146,719	—	4,001,478
Total real estate	6,030,579	644,379	549,058	1,913	7,225,929
Consumer	1,136,001	25,066	399,207	1,898	1,562,172
Lease financing	51,129	103,273	6,650	10,321	171,373
Total Loans and Leases	$8,512,124	$2,423,512	$1,114,411	$99,664	$12,149,711
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

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

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, limited participation in Shared National Credits and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes leveraged lease financing activities on the U.S. mainland, but this portfolio continues to run off as no new leveraged leases are being added to the portfolio. Our consumer lending activities are concentrated primarily in Hawaii and to a smaller extent Guam and Saipan.

Table 18 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of September 30, 2017:

Maturities for Selected Loan Categories (1)				Table 18
	September 30, 2017
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,189,569	$1,621,123	$379,545	$3,190,237
Real estate - construction	109,207	244,822	244,734	598,763
Total Loans and Leases	$1,298,776	$1,865,945	$624,279	$3,789,000

Total of loans due after one year with:
Fixed interest rates		$222,019	$125,810	$347,829
Variable interest rates		1,643,926	498,469	2,142,395
Total Loans and Leases		$1,865,945	$624,279	$2,490,224

(1)	Based on contractual maturities.

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

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2017 and December 31, 2016:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 19
	September 30,	December 31,
(dollars in thousands)	2017	2016
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$2,312	$2,730
Lease financing	—	153
Total Commercial Loans	2,312	2,883
Residential	5,562	6,547
Total Non-Accrual Loans and Leases	7,874	9,430
Other Real Estate Owned	564	329
Total Non-Performing Assets	$8,438	$9,759

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$1,751	$449
Real estate - commercial	3,247	—
Lease financing	—	83
Total Commercial Loans	4,998	532
Residential	1,055	866
Consumer	1,894	1,870
Total Accruing Loans and Leases Past Due 90 Days or More	$7,947	$3,268

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	36,728	44,496
Total Loans and Leases	$12,149,711	$11,520,378

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.06%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.07%	0.08%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.13%	0.11%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for nine months ended September 30, 2017 and for the year ended December 31, 2016:

Non-Performing Assets		Table 20
	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$9,759	$16,775
Additions	2,405	2,406
Reductions
Payments	(1,467)	(6,566)
Return to accrual status	(996)	(1,591)
Sales of other real estate owned	(539)	(359)
Charge-offs/write-downs	(724)	(441)
Total Reductions	(3,726)	(8,957)
Balance at End of Period	$8,438	$10,224

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

Total NPAs were $8.4 million as of September 30, 2017, a decrease of $1.3 million or 14% from December 31, 2016. The ratio of our NPAs to total loans and leases and other real estate owned was 0.07% as of September 30, 2017, a decrease of one basis point from December 31, 2016. The decrease in total NPAs was primarily due to a $1.0 million decrease in residential real estate non-accrual loans and a $0.4 million decrease in commercial and industrial non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2017, residential real estate non-accrual loans were $5.6 million, a decrease of $1.0 million or 15% from December 31, 2016. As of September 30, 2017, our residential real estate non-accrual loans were comprised of 38 loans with a weighted average current loan-to-value (“LTV”) ratio of 69%.

Commercial and industrial non-accrual loans were $2.3 million as of September 30, 2017, a decrease of $0.4 million or 15% from December 31, 2016. All of our remaining commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.8 million in charge-offs related to these loans.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.6 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, and was comprised of two residential real estate properties as of September 30, 2017 and one residential real estate property as of December 31, 2016.

We attribute the lower level of NPAs to strong general economic conditions in Hawaii, led by strong tourism and construction industries, relatively low unemployment and rising real estate prices. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection and are reasonably expected to result in repayment.

Loans and leases past due 90 days or more and still accruing interest were $7.9 million as of September 30, 2017, an increase of $4.7 million or 143% as compared to December 31, 2016. Commercial and industrial loans that were past due 90 days or more and still accruing interest increased by $1.3 million and commercial real estate loans that were past due 90 days or more and still accruing interest increased by $3.2 million during the nine months ended September 30, 2017.

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

Impaired loans were $45.3 million and $59.4 million as of September 30, 2017 and December 31, 2016, respectively. These impaired loans had a related Allowance of $0.6 million and $1.1 million as of September 30, 2017 and December 31, 2016, respectively. The decrease in impaired loans during the nine months ended September 30, 2017 was primarily due a net decrease of four commercial and industrial loans totaling $8.3 million, a decrease of one commercial real estate loan of $3.5 million and a net decrease of eight residential real estate loans totaling $2.1 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of September 30, 2017 and December 31, 2016, we recorded charge-offs of $1.7 million and $2.0 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of September 30, 2017 had been accrued under the original terms, approximately nil and $0.2 million in additional interest income would have been recorded in the three and nine months ended September 30, 2017, respectively, compared to $0.5 million and $1.8 million actually recorded as interest income on those loans, respectively. If interest due on the balances of all non-accrual loans as of September 30, 2016 had been accrued under the original terms, approximately nil and $0.2 million in additional interest income would have been recorded for the three and nine months ended September 30, 2016, compared to $0.8 million and $2.6 million, respectively, actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 21 presents information on loans whose terms have been modified in a TDR as of September 30, 2017 and December 31, 2016:

Loans Modified in a Troubled Debt Restructuring		Table 21
	September 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$16,911	$24,842
Real estate - commercial	9,061	12,546
Total commercial	25,972	37,388
Residential	12,470	13,813
Total	$38,442	$51,201

Loans modified in a TDR were $38.4 million as of September 30, 2017, a decrease of $12.8 million or 25% from December 31, 2016.  This decrease was primarily due to the net decrease of three commercial and industrial loans of $6.9 million, a decrease of one commercial real estate loan of $2.9 million and the net decrease of four residential real estate loans of $1.0 million. As of September 30, 2017, $36.7 million or 96% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2017 and December 31, 2016 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 22 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses			Table 22
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Balance at Beginning of Period	$136,883	$136,360	$135,494	$135,484
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(408)	(210)	(1,338)	(348)
Lease financing	(1)	—	(147)	—
Total Commercial Loans	(409)	(210)	(1,485)	(348)
Residential	(293)	(268)	(315)	(796)
Consumer	(6,263)	(4,878)	(17,086)	(13,379)
Total Loans and Leases Charged-Off	(6,965)	(5,356)	(18,886)	(14,523)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	582	6	825	228
Real estate - commercial	336	42	468	3,288
Lease financing	—	—	—	1
Total Commercial Loans	918	48	1,293	3,517
Residential	139	350	610	1,116
Consumer	1,852	1,523	5,416	4,731
Total Recoveries on Loans and Leases Previously Charged-Off	2,909	1,921	7,319	9,364
Net Loans and Leases Charged-Off	(4,056)	(3,435)	(11,567)	(5,159)
Provision for Loan and Lease Losses	4,500	2,100	13,400	4,700
Balance at End of Period	$137,327	$135,025	$137,327	$135,025
Average Loans and Leases Outstanding	$12,115,001	$11,261,710	$11,868,917	$11,055,522
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (1)	0.13%	0.12%	0.13%	0.06%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.13%	1.18%	1.13%	1.18%

(1)   Annualized for the three and nine months ended September 30, 2017 and 2016.

Tables 23 and 24 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2017 and December 31, 2016:

Allocation of the Allowance by Loan and Lease Category	Table 23
	September 30,	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$31,838	$33,129
Real estate - commercial	20,581	18,448
Real estate - construction	5,824	4,513
Lease financing	820	847
Total commercial	59,063	56,937
Residential	44,877	43,436
Consumer	28,599	28,388
Unallocated	4,788	6,733
Total Allowance for Loan and Lease Losses	$137,327	$135,494

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 24
	September 30,		December 31,
	2017		2016
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	1.00%	26.26%	1.02%	28.12%
Real estate - commercial	0.78	21.61	0.79	20.34
Real estate - construction	0.97	4.93	1.00	3.91
Lease financing	0.48	1.41	0.47	1.56
Total commercial	0.90	54.21	0.92	53.93
Residential	1.12	32.93	1.14	32.96
Consumer	1.83	12.86	1.88	13.11
Total	1.13%	100.00%	1.18%	100.00%

As of September 30, 2017, the Allowance was $137.3 million or 1.13% of total loans and leases outstanding, compared with an Allowance of $135.5 million or 1.18% of total loans and leases outstanding as of December 31, 2016. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $4.0 million or 0.13% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2017 compared to $3.4 million or 0.12% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2016. Net recoveries in our commercial lending portfolio were $0.5 million for the three months ended September 30, 2017 compared to net charge-offs of $0.2 million for the three months ended September 30, 2016. Net charge-offs in our residential lending portfolio were $0.2 million for the three months ended September 30, 2017 compared to nominal net recoveries for the three months ended September 30, 2016. Net charge-offs in our consumer lending portfolio were $4.4 million for the three months ended September 30, 2017 compared to net charge-offs of $3.4 million for the three months ended September 30, 2016. These higher loss rates reflect the inherent risk related to our consumer lending portfolio.

Net charge-offs of loans and leases were $11.6 million or 0.13% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2017 compared to $5.2 million or 0.06% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2016.  Net charge-offs in our commercial lending portfolio were $0.2 million for the nine months ended September 30, 2017 compared to net recoveries of $3.2 million for the nine months ended September 30, 2016. Our net recovery position for the nine months ended September 30, 2016 was primarily due to a $3.2 million recovery on a previously charged-off commercial real estate loan. Net recoveries in our residential lending portfolio were $0.3 million for both the nine months ended September 30, 2017 and 2016. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $11.7 million for the nine months ended September 30, 2017 compared to $8.6 million for the nine months ended September 30, 2016. These higher loss rates reflect the inherent risk related to our consumer lending portfolio.

As of September 30, 2017, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2016. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of September 30, 2017 and December 31, 2016. Our goodwill originates from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of First Hawaiian Bank, as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and nine months ended September 30, 2017. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $343.8 million as of September 30, 2017, a decrease of $18.9 million or 5% from December 31, 2016. This decrease was primarily due to a $23.4 million decrease in current taxes receivable and deferred tax assets.  Also contributing to the decrease in other assets was a $7.6 million decrease in prepaid expenses and a $6.1 million decrease in clearing and suspense account balances, a result of normal banking operations. This was partially offset by a $15.6 million increase in affordable housing and other tax credit investment partnership interest and a $4.1 million increase in the fair value of our customer-related interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Company and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of September 30, 2017 and December 31, 2016:

Deposits		Table 25
	September 30,	December 31,
(dollars in thousands)	2017	2016
Demand	$5,907,634	$5,992,617
Savings	4,411,411	4,609,306
Money Market	2,631,311	2,454,013
Time	4,645,127	3,738,596
Total Deposits	$17,595,483	$16,794,532

Total deposits were $17.6 billion as of September 30, 2017, an increase of $801.0 million or 5% from December 31, 2016. Increases in time and money market deposits were partially offset by decreases in savings and demand deposit balances as customers shifted balances to higher earning products.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”), which are reflected as short-term borrowings in the unaudited consolidated balance sheets, were nil as of September 30, 2017, a decrease of $9.2 million or 100% from December 31, 2016. Balances in repurchase agreements fluctuate throughout the year based on the liquidity needs of our customers. All of our repurchase agreements at December 31, 2016 were either with the State of Hawaii or counties within the State of Hawaii.

The table below provides selected information for short-term borrowings for the nine months ended September 30, 2017 and 2016:

		Table 26
	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Federal funds purchased:
Weighted-average interest rate at September 30,	—%	—%
Highest month-end balance	$6,000	$—
Average outstanding balance	$927	$168
Weighted-average interest rate paid	0.64%	0.17%
Securities sold under agreements to repurchase:
Weighted-average interest rate at September 30,	—%	0.54%
Highest month-end balance	$5,951	$235,451
Average outstanding balance	$1,194	$147,784
Weighted-average interest rate paid	0.41%	0.12%

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $125.3 million as of September 30, 2017, an increase of $4.0 million or 3% from December 31, 2016. This increase was primarily due to net periodic benefit costs for the nine months ended September 30, 2017 of $9.7 million, partially offset by payments of $5.7 million.

See ‘‘Note 13. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of September 30, 2017, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets was approximately $169.6 million to Japan. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets was approximately $151.9 million to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, our capital levels remained characterized as ‘‘well capitalized’’ under the New Capital Rules. Our regulatory capital ratios, calculated in accordance with the New Capital Rules, are presented in Table 27 below.

There have been no conditions or events since September 30, 2017 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 27
	September 30,	December 31,
(dollars in thousands)	2017	2016
Stockholders' Equity	$2,581,858	$2,476,485
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(67,114)	(88,011)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,653,480	$1,569,004
Add:
Allowable Reserve for Loan and Lease Losses	137,927	136,094
Total Capital	$1,791,407	$1,705,098
Risk-Weighted Assets	$13,007,473	$12,307,895

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.71%	12.75%
Tier 1 Capital Ratio	12.71%	12.75%
Total Capital Ratio	13.77%	13.85%
Tier 1 Leverage Ratio	8.66%	8.36%

Total stockholders’ equity was $2.6 billion as of September 30, 2017, an increase of $105.4 million or 4% from December 31, 2016. The change in stockholders’ equity was primarily due to earnings for the nine months ended September 30, 2017 of $172.0 million, partially offset by dividends declared and paid of $92.1 million during the nine months ended September 30, 2017 to the Company’s shareholders.

In October 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share on our outstanding shares. The dividend will be paid on December 8, 2017 to shareholders of record at the close of business on November 27, 2017.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of September 30, 2017 and December 31, 2016, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.4 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2017, there were no repurchases of residential mortgage loans, nor were there any pending repurchase requests as of September 30, 2017.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2017, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2017.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2017, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2017, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our loans sold to investors.

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

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2017, see “Note 1. Organization and Basis of Presentation - Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential real estate is not further categorized into classes, but consists of loans secured by 1-4 family residential properties and home equity lines of credit and loans. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt to income ratios, LTV ratios and credit scores.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of September 30, 2017 and December 31, 2016, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 28 presents, for the twelve months subsequent to September 30, 2017 and December 31, 2016, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the base case scenario. The base case scenario assumes that interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast, incorporating expected changes in the balance sheet, and 2) a static forecast, where the balance sheet as of September 30, 2017 and December 31, 2016 is held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months				Table 28
	Dynamic Forecast as of	Static Forecast as of	Dynamic Forecast as of	Static Forecast as of
	September 30, 2017	September 30, 2017	December 31, 2016	December 31, 2016
Immediate Change in Interest Rates (basis points)
+200	7.4%	11.3%	8.6%	11.9%
+100	4.5	5.7	4.5	5.8
(100)	(5.5)	(6.4)	(6.0)	(6.8)

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

Under the dynamic balance sheet forecasts, the change in net interest income from the base case scenario as of September 30, 2017 was generally lower or less sensitive as compared to similar projections made as of December 31, 2016. This was, in part, due to our larger investment securities portfolio as well as our larger fixed rate residential real estate loan portfolio as of September 30, 2017 compared to December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR 12.5 million for the three months ended September 30, 2017 in connection with these projects, with a net profit of less than that amount, which were mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

Other relationships with Iranian banks: Until August 1, 2017, BNPP maintained a safe deposit box in Italy for the Rome branch of an Iranian government-owned bank. There was no gross revenue to BNPP during the reporting period for this activity.

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

Date: October 26, 2017		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Ching
Michael Ching Chief Financial Officer and Treasurer (Principal Financial Officer)