Form 10-K
period 2017-12-31
FIRST HAWAIIAN, INC.
filed 2018-02-28
CIK 36377

Com

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Common Stock, par value $0.01 per share

(Title of Each Class)

NASDAQ Global Select Market

(Name of exchange on which registered)

Securities Registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒  NO  ◻

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ◻  YES    ☒  NO

As of June 30, 2017, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $1.6 billion, based on the closing sale price of $30.62 as reported on the NASDAQ Global Select Market.

As of February 21, 2018, there were 139,601,123 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We are a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly‑owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, FHB is the largest full service bank headquartered in Hawaii as measured by assets, loans, deposits and core net income. As of December 31, 2017, we had $20.5 billion of assets, $12.3 billion of gross loans and leases, $17.6 billion of deposits and $2.5 billion of stockholders’ equity. We generated $183.7 million of net income or diluted earnings per share of $1.32 per share for the year ended December 31, 2017.

We have a highly diversified and balanced loan portfolio that has exhibited steady organic loan growth through various economic cycles. Gross loans have grown at a 6.5% compounded annual growth rate from December 31, 2007 to December 31, 2017, and loan balances have increased every year since 2007 despite the Great Recession (which we define as January 1, 2008 through December 31, 2009) and strong competition. We believe the strength and credit quality of our loan portfolio reflects our conservative credit‑driven underwriting approach. We also have the leading deposit market share position across our branch footprint. As of June 30, 2017, we had a 36.52% deposit market share in Hawaii, a 35.42% deposit market share in Guam and a 36.64% deposit market share in Saipan according to the Federal Deposit Insurance Corporation (the “FDIC”).

Hawaii has been, and will continue to be, our primary market. As of December 31, 2017,  83% of our deposits and 70% of our loans were based in Hawaii. Hawaii is an attractive market that we believe will continue to provide steady organic growth opportunities. We pride ourselves on our deep rooted and extensive relationships within the Hawaii community. We believe these community ties coupled with the strength of our brand and market share provide an excellent long‑term opportunity to continue to deliver steady growth, stable operating efficiency and consistently strong performance.

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

As of December 31, 2017, we had approximately 2,300 employees, which included full time employees, part time employees and temporary employees. None of our employees are parties to a collective bargaining agreement and we do not expect a significant change in the number of our employees in the near future.

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

Reorganization Transactions

On April 1, 2016, BNP Paribas, our majority shareholder (“BNPP”), effected a series of transactions (“Reorganization Transactions”) pursuant to which FHI, which was then known as BancWest Corporation (“BancWest”), contributed Bank of the West (“BOW”), its subsidiary at the time, to BancWest Holding Inc. (“BWHI”), a newly formed bank holding company and a wholly‑owned subsidiary of BancWest. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly‑owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with First Hawaiian Bank remaining our only direct wholly‑owned subsidiary.

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

Initial Public Offering and Separation from BNPP

Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016. In August 2016, FHI completed its initial public offering (“IPO”) of 24,250,000 shares of common stock sold by BWC. In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering. FHI did not receive any of the proceeds from the two sales of shares of its common stock by BWC. BNPP is the beneficial owner of approximately 62% of FHI’s common stock as of December 31, 2017.

We entered into a transitional services agreement with BNPP, BWHI, BOW and FHB (the “Transitional Services Agreement”) pursuant to which BNPP, BWHI and BOW will continue to provide us with certain services they provided prior to the IPO either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services provided to them prior to the IPO, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur incremental ongoing and one-time expenses, including those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors) and consulting fees. These costs include increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the Comprehensive Capital Analysis and Review (“CCAR”) process, we expect our stress testing-related compliance costs to increase incrementally as we will continue to require certain services for our Dodd-Frank Act Stress Testing (“DFAST”) process and the expenses associated with those services; including employee salaries, will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

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

Supervision and Regulation

We are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This regulatory framework may materially impact our growth potential and financial performance and is intended primarily for the protection of depositors, customers, the federal deposit insurance fund and the banking system as a whole, not for the protection of our stockholders or other investors.

Significant elements of the statutes, regulations and policies applicable to the Company are described below. This description is qualified in its entirety by reference to the full text of the statutes, regulations and policies described. These statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. Recent political developments, including the change in administration in the United States, have added additional uncertainty to the implementation, scope and timing of regulatory reforms.

On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries.

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

In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “— Permissible Activities under the BHC Act”. For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well‑capitalized and well‑managed as described below under “— Prompt Corrective Action Framework” and must have received at least a “satisfactory rating” on such institution’s most recent examination under the Community Reinvestment Act (the “CRA”). The bank holding company itself must also be well‑capitalized and well‑managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to meet any of the well-capitalized and well-managed prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. In addition, if any insured depository institution subsidiary of a financial holding company fails to maintain a CRA rating of at least “Satisfactory,” the financial holding company will be subject to restrictions on certain new activities and acquisitions.

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

FHB and its affiliates are also subject to supervision, regulation, examination and enforcement by the Consumer Financial Protection Bureau (the “CFPB”), with respect to consumer protection laws and regulations. In addition, FHI is subject to the disclosure and regulatory requirements of the U.S. Securities and Exchange Act of 1934 (“Exchange Act”) administered by the SEC and the rules adopted by NASDAQ applicable to listed companies. The Company is subject to numerous other statutes and regulations that affect its business activities and operations.

Regulatory Impact of Control by BNPP

As long as we are controlled by BNPP for purposes of the BHC Act, BNPP’s regulatory status may impact our regulatory status as well as our regulatory burden and hence our ability to expand by acquisition or engage in new activities. For example, unsatisfactory examination ratings or enforcement actions regarding BNPP could impact our ability to obtain or preclude us from obtaining any necessary approvals or informal clearance to make an acquisition or engage in new activities. Furthermore, to the extent that we are required to obtain regulatory approvals under the BHC Act to make acquisitions or expand our activities, as long as BNPP controls the Company, BNPP would also be required to obtain BHC Act approvals for such acquisitions or activities. The Federal Reserve may determine that BNPP controls us for U.S. bank regulatory purposes until its ownership and control falls to 4.9% or below of any class of our voting securities, or even to zero percent.

In addition, U.S. regulatory restrictions and requirements on non‑U.S. banks such as BNPP that have a certain amount of assets may result in additional restrictions and burdens on the Company that would not otherwise be applicable. In particular, BNPP is required to hold its interest in the Company through its U.S. intermediate holding company, BNP Paribas USA, as required by the Federal Reserve’s Regulation YY, and certain enhanced supervision and prudential standards that apply to BNPP’s U.S. intermediate holding company will apply to the Company until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which such standards no longer apply to us.

In August 2017, the Federal Reserve proposed a new rating system for certain large financial institutions, including bank holding companies with total consolidated assets of $50 billion or more and U.S. intermediate holding companies, such as BNP Paribas USA, which is intended to align with the Federal Reserve’s existing supervisory program for large financial institutions. In August 2017, the Federal Reserve proposed related guidance on board effectiveness for large bank holding companies and stated that it anticipates proposing guidance on board effectiveness for U.S. intermediate holding companies. In January 2018, the Federal Reserve proposed related guidance on risk management, which would apply to BNPP’s combined U.S. operations, including BNP Paribas USA, BWC and the Company.

As a banking organization headquartered in France, BNPP is also subject to oversight by the European Union (the “EU”) financial services regulators and, for limited matters, by the French Autorité de Contrôle Prudentiel et de Résolution. BNPP is subject to a revised capital framework for EU‑regulated financial institutions, the fourth EU Capital Requirements Directive and EU Capital Requirements Regulation (collectively, “CRD IV”). These regulations are largely based on the Basel Committee on Banking Supervision’s (the “Basel Committee’s”) final capital framework for strengthening international capital standards (“Basel III”). These rules have been transposed under French law, and are therefore applicable to BNPP and its controlled affiliates, and include the following:

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

Permissible Activities for Banks

As a Hawaii‑chartered bank, FHB’s business is generally limited to activities permitted by Hawaii law and any applicable federal laws. Under the Hawaii Code, the Bank may generally engage in all usual banking activities, including accepting deposits; extending loans and lines of credit; borrowing money; issuing, confirming and advising letters of credit; entering into repurchase agreements; buying and selling foreign currency and, subject to certain limitations, making investments. Subject to prior approval by the Commissioner of the Hawaii DFI and by the DCCA Insurance Division, the Bank may also permissibly engage in activities related to a trust business, activities relating to insurance and annuities and any activity permissible for a national banking association.

Hawaii law also imposes restrictions on the Bank’s activities and corporate governance requirements intended to ensure the safety and soundness of the bank. For example, the Hawaii Code requires that at least one of the directors of the Bank, as well as the Chief Executive Officer of the bank, be residents of the State of Hawaii. FHB is also restricted under the Hawaii Code to investing in certain types of investments and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer (in each case, 20% of FHB’s common stock and additional paid-in capital).

Enhanced Prudential Standards

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd‑Frank Act”) and the Federal Reserve’s implementing regulations provide for enhanced supervision and prudential standards for, among other things, bank holding companies that have total consolidated assets of $50 billion or more as an average over the four most recent consecutive fiscal quarters. The Federal Reserve adopted similar enhanced prudential standards for the U.S. operations of large foreign banking organizations such as BNPP, including BNPP’s intermediate holding company and the subsidiaries thereof. As a subsidiary of BNPP and BNP Paribas USA, these enhanced supervision and prudential standards apply indirectly to FHI. These standards will continue to apply indirectly to FHI until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which such standards no longer apply to us, irrespective of whether such standards would otherwise apply to FHI on a standalone basis. It is possible that BNPP’s ownership and control of us may need to fall to 4.9% or below of any class of our voting securities, or even to zero, before such standards will cease to apply to us.

Capital Planning (Comprehensive Capital Analysis and Review) and Stress Testing.  As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts annual analyses of bank holding companies with at least $50 billion in average total consolidated assets and the U.S. intermediate holding companies of foreign banking organizations to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve: baseline, adverse and severely adverse scenarios. The Federal Reserve may also use, and require companies to use, additional stress factors in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. These stress test requirements are applicable to the Company indirectly as a subsidiary of BNP Paribas USA. A summary of results of the Federal Reserve analysis under the adverse and severely adverse stress scenarios, and a summary of the company‑run severely adverse stress test results, are each publicly disclosed on an annual and semi-annual basis, respectively. These stress test requirements will remain applicable to us until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the stress tests applicable to the other U.S. entities of BNPP.

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

Covered bank holding companies and U.S. intermediate holding companies, such as BNP Paribas USA, may make capital distributions — which include payments of dividends or stock repurchases not only by the covered company but also its subsidiaries — only in accordance with a capital plan submitted as part of the CCAR process that has been reviewed and not objected to by the Federal Reserve.  The CCAR process is intended to help ensure that these companies have robust, forward‑looking capital planning processes that account for each company’s unique risks and that permit continued operation during times of economic and financial stress. Each of the companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a monthly and quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above.

BWC submitted its second annual capital plan in April 2017 (which we refer to as the “2017 capital plan”) as part of the CCAR process that relates to BWC and its consolidated subsidiaries as of December 31, 2016, including FHB and BOW. In June 2017, the Federal Reserve publicly released BWC’s supervisory stress test results and announced that it did not object to the 2017 capital plan, which included non‑objection to the payment of quarterly dividends to be paid by us through the second quarter of 2018. Our payment of dividends will continue to be subject to a capital plan that has been reviewed and not objected to by the Federal Reserve for so long as we are a subsidiary of a company filing a capital plan. The Federal Reserve’s CCAR guidance, consistent with prior Federal Reserve guidance, also provides that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny. In addition, companies face limitations on capital distributions to the extent that actual capital issuances are less than the amounts indicated in the capital plan.

BNP Paribas USA will submit a capital plan on or about April 5, 2018, and dividends and any share repurchases proposed and/or intended to be made by the Company after the second quarter of 2018 must be included therein if the capital plan requirements applicable to BNPP’s other U.S. entities are applicable to us at that time. We expect to remain subject to the Federal Reserve’s CCAR review, including capital plan requirements, until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the CCAR review, including the capital plan requirements, applicable to the other U.S. entities of BNPP.

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

Additional Requirements under the Enhanced Prudential Standards.  The Federal Reserve’s rules establishing enhanced prudential standards for large bank holding companies also include the following:

•

Enhanced Liquidity Management Standards:  The Federal Reserve’s rule focuses on prudential steps to manage liquidity risk, which comprehensively details liquidity risk management responsibilities for boards of directors and senior management, and requires, among other things, maintenance of a liquidity buffer, consisting of assets meeting certain standards, that is sufficient to meet projected net cash outflows and projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios. To complement these liquidity standards, the Federal Reserve and the other federal banking regulators have implemented the liquidity coverage ratio standard derived from the international liquidity standards incorporated into the Basel III framework. See “— Regulatory Capital Requirements” and “— Liquidity Requirements”.

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

The Federal Reserve has also proposed rules to establish single‑counterparty credit limits as part of the enhanced prudential standards for large bank holding companies. The proposed limits would impose more stringent requirements for credit exposure among major financial institutions. As proposed, the limits would apply to BNPP’s U.S. intermediate holding company and its subsidiaries, including the Company, as well as BNPP. Although the proposed limits may not be applicable to the Company on a standalone basis, they could have the effect of constraining the management of our credit exposures because of the consolidated application of the limits, including with respect to hedges. In addition, the Federal Reserve has proposed early remediation requirements, which are modeled on the prompt corrective action regime described in “— Prompt Corrective Action Framework” but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

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

Payment of Dividends by the Bank.  In addition to the restrictions discussed above, the Bank is subject to limitations under Hawaii law regarding the amount of dividends that it may pay to the Parent. In general, under Hawaii law, dividends from the Bank may not exceed the bank’s retained earnings provided that the bank will, after the dividend, have the minimum paid‑in common stock and additional paid-in capital required under Hawaii law, which, for a bank which has trust operations, is $6.5 million. Hawaii law also effectively restricts a bank from paying a dividend, or the amount of the dividend, unless that bank’s common stock and additional paid-in capital is $6.5 million multiplied by 133%, or $8.6 million. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods. Under Hawaii banking law, for example, paying “excessive dividends” in relation to a bank’s capital position, earnings capacity and asset quality could be deemed to be an unsafe and unsound banking practice. Under the Hawaii Business Corporation Act, a dividend or other distribution may not be made if a bank would not be able to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities and the amounts that would be needed to satisfy shareholders with preferential rights of distribution. In addition, under the Federal Deposit Insurance Act of 1950 (“FDIA”), an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “— Prompt Corrective Action Framework” below.

Payment of Dividends by the Parent.  As a bank holding company, the Parent is subject to oversight by the Federal Reserve. In particular, the dividend policies and share repurchases of the Parent are reviewed by the Federal Reserve based on the 2017 capital plan and any future capital plan to which the Parent may be subject, and will be assessed against, among other things, the Company’s and/or one or more of its parent bank holding companies’ ability to achieve the required capital ratios under applicable capital rules (including the applicable capital conservation buffer) as they are phased in by U.S. regulators. See “— Enhanced Prudential Standards” above and “— Regulatory Capital Requirements” below.

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

Regulatory Capital Requirements

Capital Requirements Applicable to Top‑Tier Holding Companies in an Organizational Structure.  The Federal Reserve monitors the capital adequacy of the Company, and the FDIC and the Hawaii DFI monitor the capital adequacy of the Bank. The bank regulators currently use a combination of risk‑based ratios and a leverage ratio to evaluate capital adequacy. In July 2013, the federal bank regulators approved final rules implementing Basel III and various provisions of the Dodd-Frank Act (the “Capital Rules”). The Capital Rules became effective on January 1, 2015 (subject to a phase-in period for certain provisions).

The Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Capital Rules, the minimum capital ratios that became effective on January 1, 2015 are as follows:

•4.5% CET1 to risk‑weighted assets,

•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets,

•8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets, and

•4.0% Tier 1 capital to average quarterly assets.

The Capital Rules also require a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk‑weighted asset ratios.

In addition, the Capital Rules provide for a countercyclical capital buffer that is applicable only to advanced approaches banking organizations, which does not include the Company or the Bank.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a three‑year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased‑in, the Capital Rules will require an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk‑weighted assets, (ii) 8.5% Tier 1 capital to risk‑weighted assets, and (iii) 10.5% total capital to risk‑weighted assets.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) face constraints on dividends, equity repurchases and certain discretionary compensation based on the amount of the shortfall. In addition, as described above, the Company currently is also subject to the Federal Reserve’s capital plan rule and supervisory CCAR program, pursuant to which its ability to make capital distributions and repurchase or redeem capital securities may be limited unless BNP Paribas USA is able to demonstrate its ability to meet applicable minimum capital ratios (calculated under the general risk‑based capital rules), as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal bank regulators. See “— Enhanced Prudential Standards — Stress Testing and Capital Planning (Comprehensive Capital Analysis and Review)” for more information on these topics.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights (“MSRs”), certain deferred tax assets (“DTAs”) and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and is being phased‑in over a four‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In September 2017, the federal bank regulators proposed rules to revise and simplify the capital treatment for MSRs, certain DTAs, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches. In November 2017, the federal bank regulators revised the Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we and the Bank use to calculate our and the Bank’s capital ratios.

The Capital Rules also prescribe a standardized approach for risk weightings that expanded the risk‑weighting categories from the Basel I risk-based capital rules to a much larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

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

With respect to the Bank, the Capital Rules also revise the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “— Prompt Corrective Action Framework.”

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. Capital Rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.

Regulatory Capital Requirements Applicable While First Hawaiian Is Not a Top‑Tier Holding Company. The Company is an indirect subsidiary of BNPP’s U.S. intermediate holding company. Regulatory capital requirements apply to BNPP’s U.S. intermediate holding company on a consolidated basis, including the Company as part of that consolidated group (as BNPP’s top‑tier U.S. bank holding company in its organizational structure), and may not apply to the Company on a stand‑alone basis as a lower‑tier bank holding company subsidiary of BNPP. However, failure by the intermediate holding company to meet its regulatory capital requirements could impact the Company’s activities and operations. See “— Acquisitions by Bank Holding Companies” above and “— Prompt Corrective Action Framework” below. Nonetheless, the Company intends to monitor and manage its capital adequacy in a manner that would result in the Company satisfying the capital requirements described herein and as applicable to a top‑tier U.S. bank holding company on a stand‑alone basis. Management expects that the capital requirements described herein will apply directly to the Company on a stand‑alone basis following the time at which BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are considered a top‑tier bank holding company by the Federal Reserve for capital and regulatory reporting purposes.

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

The Basel III framework included a second test referred to as the net stable funding ratio (the “NSFR”), which is designed to promote more medium‑ and long‑term funding of the assets and activities of banking entities over a one‑year time horizon. The U.S. federal banking agencies have issued a notice of proposed rulemaking to implement the NSFR for banking organizations with more than $250 billion in total assets or $10 billion or more in on‑balance sheet foreign exposures and for consolidated depository institution subsidiaries of such banking organizations with more than $10 billion in assets. A modified NSFR would apply to certain bank holding companies with more than $50 billion but less than $250 billion in assets and with less than $10 billion in on‑balance sheet foreign exposures (but not the consolidated depository institutions of such companies). Accordingly, the applicability of the NSFR, as proposed, to the Company will depend on the total assets and on‑balance sheet foreign exposures of its parent bank holding companies. The NSFR, as proposed, would not apply to the Company following the time at which BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer subject to any NSFR requirement as applied to BNPP’s other U.S. entities.

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

As of December 31, 2017, the Bank was well‑capitalized with a Tier 1 capital ratio of 12.37%, total capital ratio of 13.42% and Tier 1 leverage ratio of 8.47%, in each case calculated under the Capital Rules. Although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would be well‑capitalized. As of December 31, 2017, the Company’s Tier 1 capital ratio was 12.45%, its total capital ratio was 13.50%, and its Tier 1 leverage ratio was 8.52%, in each case calculated under the Capital Rules.

As of December 31, 2017, the Company and the Bank would have reported the same capital ratios, as noted above, had the Capital Rules been fully phased in as of the calculation date. The CET1 ratios and Tier 1 capital ratios calculated in accordance with the Capital Rules is not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These ratios are calculated based on our estimates of the required adjustments under the Capital Rules to the current regulatory‑required calculation of risk‑weighted assets and estimates of the application of provisions of the Capital Rules to be phased in over time. Management believes these estimates are reasonable, but they may ultimately be incorrect as the Company finalizes its calculations under the Capital Rules. For more information on these financial measures, including reconciliations to the Company and the Bank’s Tier 1 capital ratio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” and “Note 13. Regulatory Capital Requirements” in the notes to the consolidated financial statements.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal bank regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions are also generally prohibited from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the institution is or would thereafter become undercapitalized. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, orders to elect new boards of directors, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are generally subject to appointment of a receiver or conservator.

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

The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio, of 1.15% prior to September 2020 and 1.35% thereafter. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% and, in March 2016, the FDIC issued a final rule to implement this restoration plan. Under the final rule, the assessment schedule for all banks will decrease by 0.02% or more beginning in the quarter after the fund reserve ratio reaches 1.15%. Thereafter, banks with more than $10 billion in total assets will be required to pay “surcharge assessments” at an annual rate of 0.045% to bring the fund’s reserve ratio to 1.35% by the end of 2018. If the fund’s reserve ratio does not reach 1.35% by the end of 2018, the FDIC will impose a one‑time special assessment in the first quarter of 2019. The FDIC will, at least semi‑annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates. In the FDIC’s second semiannual update for 2017, it reported that the reserve ratio is projected to reach the minimum 1.35% target in 2018 and that it expects surcharges to cease at that time.

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

The Volcker Rule

The Dodd‑Frank Act and the implementing regulations of the federal regulators generally prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (the “Volcker Rule”). The Volcker Rule has not had a material effect on the Company’s operations, as the Company does not have any significant engagement in the businesses prohibited by the Volcker Rule. The Company has incurred costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but such costs have not been material.

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

The CFPB is a federal agency with broad rulemaking, supervisory and enforcement powers under federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has examination and enforcement authority over banks with assets of $10 billion or more, as well as their affiliates.

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

The CFPB has broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd‑Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or results of operations.

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

Office of Foreign Assets Control (“OFAC”) Regulation

The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these sanctions.

Incentive Compensation

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve and the FDIC, to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Company and the Bank). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized.

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

A substantial majority of our business is with customers located within Hawaii. Our operations are heavily concentrated in Hawaii, Guam and Saipan with the exception of our auto dealer flooring and certain other limited lending services outside Hawaii, Guam and Saipan, which services represent 21% of our total loan and lease portfolio as of December 31, 2017. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. As discussed below, deterioration in economic conditions in Hawaii, Guam and Saipan would have a material adverse effect on our business, financial condition or results of operations.

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

Commercial lending represents approximately 54% of our total loan and lease portfolio as of December 31, 2017, and we generally make loans to small to mid‑sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance.

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

As of December 31, 2017, our real estate loans represented approximately $7.4 billion, or 60% of our total loan and lease portfolio. Our real estate loans consist primarily of commercial and construction loans (representing 27% of our total loan and lease portfolio) and residential loans including home equity loans (representing 33% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge‑offs, and reduced demand for our products and services generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. In addition, nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. Finally, declines in real property values in Hawaii could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks effectively could have a material adverse effect on our business, financial condition or results of operations.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing, which represented 22% and 7% of our total lending commitments, respectively, as of December 31, 2017. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 36% of our outstanding dealer flooring commitments as of December 31, 2017. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

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

During 2017, the FOMC raised short-term interest rates by 25 basis points three times and, in December 2017, indicated that it expects to raise interest rates further in 2018. In the event that interest rates continue to increase, if our variable rate interest‑earning assets do not reprice faster than our interest‑bearing liabilities in a rising rate environment, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability, including the value of our investments.

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

As of December 31, 2017, we had $6.1 billion of noninterest‑bearing demand deposits and $11.5 billion of interest‑bearing deposits. Since 2011, depository institutions have not been prohibited from paying interest on demand deposits, such as checking accounts. The impact of the change on us has not been significant because of current market conditions, which have resulted in very low interest rates for checking accounts. If market conditions were to change, including as a result of monetary policy or the competitive environment, and we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

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

Although our management has established an Allowance it believes is adequate to absorb probable and reasonably estimable losses in our loan and lease portfolio, it may not be adequate. We could sustain credit losses that are significantly higher than the amount of our Allowance. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing Allowance might occur. Losses in excess of the existing Allowance will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge‑offs and a need for higher reserves. While we believe that our Allowance for credit losses was adequate as of December 31, 2017, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

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

As of December 31, 2017, we owned investment securities with a fair market value of $5.2 billion, which largely consisted of our positions in obligations of the U.S. government and government‑sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other‑than‑temporary impairment. The process for determining whether impairment is other‑than‑temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other‑than‑temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

Loss of deposits could increase our funding costs.

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2017, we had $17.6 billion in deposits. Although we hold the largest share of the deposit market in Hawaii, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits.

Our liquidity is dependent on dividends from First Hawaiian Bank.

We are a legal entity separate and distinct from our banking and other subsidiaries. Dividends from the Bank provide virtually all of our cash flow, including cash flow to pay dividends on our common stock and principal and interest on any debt we may incur. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. For example, Hawaii law only permits our bank to pay dividends out of retained earnings as defined under Hawaii banking law, which differs from retained earnings calculated under GAAP. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our bank is unable to pay dividends to us, we may not be able to service any debt we may incur, pay obligations or pay dividends on our common stock. The inability to receive dividends from our bank could have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

We own the building in Honolulu in which our principal office and headquarters are located. The building is the tallest building in downtown Honolulu and a prominent architectural landmark. We lease space in the building to a number of other businesses and, for the years ended December 31, 2017 and 2016, respectively, the leases in our headquarters generated $2.7 million, or approximately 1.5%, and $3.3 million, or approximately 1.5%, of our net income, respectively. In addition, as of December 31, 2017, over 600, or a quarter of our employees work in our principal office. Given that we derive a portion of our income from leasing space in our principal office building and that the largest concentration of our employees is located in our principal office building, depending on the intensity and longevity of the event, a catastrophic event impacting our Honolulu office building, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business and reputation. In addition to the impact this would have on our ability to service and interact with our clients, we may also lose the rental income we derive from tenants that occupy our Honolulu office building. Further, the value of our Honolulu office building, which accounted for approximately 44.2% of the net book value of our total premises and equipment, or $127.8 million, as of December 31, 2017, could significantly depreciate if such a catastrophic event were to occur. A significant event impacting our principal office building could have a material adverse effect on our business, financial condition or results of operations.

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

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the communities served by our branch network. A substantial number of our employees have considerable tenure with the Bank and some will be nearing retirement in the next few years, which makes succession planning important to the continued operation of our business. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes will occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations, including compensation restrictions applicable to us while we are a controlled subsidiary of BNPP and any restrictions that may in the future be adopted by U.S. regulatory agencies, including the Federal Reserve and FDIC. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition or results of operations.

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

We are dependent on the use of data and modeling both in our management decision‑making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively‑based analyses is endemic to bank decision‑making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, the automated extension of credit based on defined criteria and the identification of possible violations of anti‑money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. Our DFAST and BNP Paribas USA’s CCAR submissions also create significate dependencies on data and modeling. We anticipate that model‑derived insights will penetrate further into bank decision‑making, and particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely. While these quantitative techniques and approaches improve our decision‑making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision‑making.

We entered into a License Agreement with BWHI, BancWest and BOW in connection with our IPO with respect to (1) models, data and related documentation for CCAR and DFAST purposes (the “Models”), (2) processes and coding for use in connection with the implementation of, and compliance with, the reporting requirements of BNP Paribas USA and BWC (the “Reporting Processes”), and (3) technology relating to core banking, payment processing and the wire transfer platform in connection with the provision of services covered by the Transitional Services Agreement (“Services Technology”) that has been developed and will continue to be developed up to the applicable dates specified in the License Agreement. Under the License Agreement, each party has granted each other party a perpetual, non‑exclusive license to its rights in the Models, Reporting Processes and Services Technology, subject to obtaining any necessary third-party rights to intellectual property, data, models, materials and information included or incorporated in or with any Model, Reporting Process or Services Technology.

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

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us, our customers and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber‑attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to ensure that our third party vendors have appropriate controls in place to protect the confidentiality of the information they receive from us and our business, financial condition or results of operations could be adversely affected by a material breach of, or disruption to, the security of any of our or our vendors’ systems.

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

Employee misconduct or mistakes could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations. In addition, employee errors, such as inadvertent use or disclosure of confidential information, calculation errors, mistakes in addressing communications or data inputs, errors in developing, implementing or applying information technology systems or simple errors in judgment, could also have similar adverse effects.

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

We may originate and sell mortgage loans. Loans sold on the secondary market represented $2.0 million and $0.3 million of mortgage loans for the years ended December 31, 2017 and 2016, respectively. We rely on Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend to a significant extent on relationships with third party service providers that provide services, primarily information technology services, that are critical to our operations. We utilize third party core banking services and receive credit card and debit card services, Internet banking services, various information services and services complementary to our banking products from various third party service providers. We are also exposed to the risk that a cyber-attack, security breach or other information technology incident at a common vendor to our third-party service providers could impede their ability to provide services to us. We may not be able to effectively monitor or mitigate operational risks relating to the use of common vendors by third-party service providers. If any of our third party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber‑attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

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

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management’s attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2017, see “Note 1. Organization and Basis of Presentation – Recent Accounting Pronouncements” to the consolidated financial statements for more information.

Risks Related to the Regulatory Oversight of Our Business

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve and our bank is subject to regulation and supervision by the FDIC, the CFPB and the Hawaii DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

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

We are subject to regulatory requirements relating to capital and liquidity, which are subject to change from time to time. If we fail to meet applicable requirements, we may be restricted in the types of activities we may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing capital securities. See “Item 1. Business — Supervision and Regulation - Regulatory Capital Requirements” for more information.

We are an indirect subsidiary of BNP Paribas USA, BNPP’s U.S. intermediate holding company established pursuant to the Federal Reserve’s Regulation YY. Until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are considered a top‑tier U.S. bank holding company (i.e., the U.S. bank holding company that is the highest bank holding company in any organizational structure) by the Federal Reserve for capital and regulatory reporting purposes, the Basel III capital rules may not directly apply to us on a stand‑alone basis but rather apply to BNPP’s U.S. intermediate holding company on a consolidated basis, including the Company as part of that consolidated group, as BNPP’s top‑tier U.S. bank holding company. Nonetheless, we intend to monitor and manage the capital adequacy of the Company in a manner that would result in the Company satisfying the capital requirements described herein and as applicable to a top‑tier U.S. bank holding company on a stand‑alone basis. We expect to become directly subject to these regulatory capital requirements on a stand‑alone basis in the future following the time at which BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are considered a top‑tier bank holding company by the Federal Reserve for capital and regulatory reporting purposes.

As an indirect subsidiary of BNPP, we will remain subject to the Federal Reserve’s CCAR and capital plan requirements until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the CCAR review and any capital plan of the other U.S. entities of BNPP. See “— Risks Related to Our Controlling Stockholder — We continue to be subject to regulation and supervision as a subsidiary of BNPP”. The stress testing requirements may have the effect of requiring us to comply with the final Basel III capital rule, or potentially even greater capital requirements, sooner than expected.

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

The Federal Reserve conducts an annual stress analysis of bank holding companies with average total consolidated assets of $50 billion or more, as well as intermediate holding companies established under Regulation YY, to evaluate their ability to absorb losses in three economic and financial scenarios generated by the Federal Reserve, including adverse and severely adverse economic and financial scenarios. The rules also require such companies and their bank subsidiaries with $50 billion or more in total assets to conduct their own semi‑annual stress analysis to assess the potential impact of the scenarios used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is released publicly and contains bank holding company specific information and results. The rules also require these companies to disclose publicly a summary of the results of their semi‑annual stress analyses, and their bank subsidiaries’ annual stress analyses, under the severely adverse scenario.

As discussed in “Item 1. Business - Supervision and Regulation — Enhanced Prudential Standards — Stress Testing and Capital Planning (Comprehensive Capital Analysis and Review),” We will remain subject to the annual stress analysis and semi‑annual stress analysis indirectly through BNPP’s U.S. intermediate holding company until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in the stress tests applicable to the other U.S. entities of BNPP.

CCAR is an annual exercise by the Federal Reserve to assess whether large bank holding companies operating and U.S. intermediate holding companies have sufficient capital to continue operations throughout times of economic and financial stress. DFAST is a separate stress testing framework implemented by the federal bank regulators, including the Federal Reserve and the FDIC, to assess whether banking organizations have sufficient capital to absorb losses and support operations during adverse economic conditions. DFAST applies to banking organizations with assets of $10 billion or more, while the CCAR applies to banking organizations with assets of $50 billion or more. Accordingly, even if we are no longer subject to the CCAR process at some point in the future, we will continue to be subject to DFAST.

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

BNP Paribas USA will submit a capital plan on or about April 5, 2018, and dividends and any share repurchases proposed and/or intended to be made by us after the second quarter of 2018 must be included therein if the capital plan requirements applicable to BNPP’s other U.S. entities are applicable to us at that time. For any year in which one or more of our parent holding companies is subject to the capital planning requirements, the Federal Reserve must review such capital plan or plans before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If the Federal Reserve objects to all or part of a capital plan or any amendment to a capital plan for any reason, our ability to declare and pay dividends on our common stock may be limited. The Federal Reserve’s capital plan requirements will remain applicable to us until BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which we are no longer required to be included in any capital plan of the other U.S. entities of BNPP.

While the Federal Reserve did not object to BWC’s 2017 capital plan, which includes the payment of a quarterly dividend by us through the second quarter of 2018, there can be no assurance that the Federal Reserve will not object to the payment of dividends by us in connection with any capital plan requirements that are applicable to us in periods following the second quarter of 2018.

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

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non‑depository entities such as debt collectors and consumer reporting agencies. The consumer protection provisions of the Dodd‑Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. See “Item 1. Business - Supervision and Regulation — Consumer Financial Protection.” The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. We may also be required to add additional compliance personnel or incur other significant compliance‑related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of civil government attorneys on banks and the financial services industry generally. This focus has only intensified since the Great Recession, with regulators and civil government attorneys focusing on a variety of financial institution practices and requirements, including foreclosure practices, civil government attorneys with applicable consumer protection laws, classification of held for sale assets and compliance with anti‑money laundering statutes, the Bank Secrecy Act and sanctions administered by OFAC. In addition, a single event or issue may give rise to numerous and overlapping investigations and proceedings, including by multiple federal and state regulators and other governmental authorities.

In the normal course of business, from time to time, we may be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions included claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental and self‑regulatory agencies regarding our business. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

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

The Tax Cuts and Jobs Act (the “Tax Act”) could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act makes many significant amendments to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including reducing the statutory rate of U.S. federal corporate income tax from 35% to 21%. The reduction in the corporate tax rate under the Tax Act required a one-time revaluation of certain of our tax-related assets. As such, we recorded approximately $47.6 million of additional income tax expense in our consolidated statements of income in the fourth quarter of 2017. Our revaluation of our deferred tax assets is subject to further clarifications of the Tax Act that cannot be estimated at this time. Should adjustments be made to the revaluation of certain of our tax-related assets performed in the fourth quarter of 2017, such income tax expense or benefit will be recorded in the period in which the clarification or additional information is made available to us. The revaluation of our deferred tax assets may vary materially from the amount recorded.

The overall impact of the Tax Act is subject to the effect of numerous provisions in the Tax Act, including the imposition of a “base erosion and anti-abuse tax”, limitations on deductibility of interest, limitations on the deduction of certain executive compensation costs and limitations on the use of future net operating losses to 80% of taxable income, among other changes. It is possible that the impact from certain of these or other provisions could reduce the benefit from the reduction in the statutory U.S. federal rate. The overall impact of the Tax Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, and it is possible that future guidance could adversely impact

us. While we expect the Tax Act to have a net positive economic impact on us, it contains measures that could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.

Non‑compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti‑money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. In recent years, several banking institutions have received large fines for non‑compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

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

BNPP beneficially owns approximately 62% of our common stock. As a result, BNPP continues to have significant control over us. As long as BNPP controls more than 50% of our outstanding common stock, BNPP will be able to determine the outcome of all matters requiring approval of stockholders, cause or prevent a change of control of our company and preclude all unsolicited acquisitions of our company, including transactions that may be in the best interests of our other stockholders. Going forward, BNPP’s degree of control will depend on, among other things, its level of beneficial ownership of our common stock and its ability to exercise certain rights under the terms of the Stockholder Agreement that we entered into with BNPP in connection with our IPO.

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

BNPP’s concentration of voting power and veto rights could deprive stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company, and could affect the market price of our common stock. In addition, BNPP’s interests may differ from our interests or those of our other stockholders, and BNPP may affect the management of our business or may not exercise its voting power or consent rights in a manner favorable to our other stockholders. We will also continue to be subject to the regulatory supervision applicable to BNPP and companies under its control, including enhanced regulations in France, the United States and the other markets in which BNPP operates that apply to BNPP because it is a “global systemically important financial institution.” Accordingly, BNPP’s control over us and the consequences of such control could have a material adverse effect on our business and business prospects and negatively impact the trading price of our common stock. Additionally, in accordance with the Insurance Agreement we entered into with BNPP in connection with our IPO, until such time as BNPP no longer directly or indirectly beneficially owns 50% of our outstanding common stock, we will rely on BNPP to procure and maintain director and officer liability insurance for us. After such time, we will be responsible for procuring and maintaining our own director and officer liability insurance. At such time, we will be without the benefit of BNPP’s leverage with our insurance providers to negotiate the new policies which may result in increased costs to us.

We may fail to replicate or replace functions, systems and infrastructure provided to us by BNPP or certain of its affiliates, and BNPP and its affiliates may fail to perform the services provided for in the Transitional Services Agreement.

Although, prior to our IPO, we operated largely as a standalone company without receiving significant services from BNPP or any of its affiliates, we have historically received certain services from BNPP and BOW, and provided other services to BNPP and BOW, including information technology services, services that support financial transactions and budgeting, risk management and compliance services, human resources services, insurance, operations and other support services, primarily through shared services contracts with various third party service providers. BNPP and its affiliates, including BOW, have no obligation to provide any support to us other than the services provided pursuant to certain agreements that we entered into in connection with our IPO, including the Transitional Services Agreement. Under the Transitional Services Agreement, BNPP, BWHI and BOW have agreed to continue to provide us with certain services provided to us prior to the IPO by or through BNPP, BWHI and BOW, either directly or on a pass‑through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services we have historically provided to them, either directly or on a pass‑through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. We expect to incur additional annual costs for services provided to us under the Transitional Services Agreement.

We are working to replicate or replace the services that we will continue to need in the operation of our business that are provided currently by BNPP, BWHI or BOW through shared service contracts they have with various third party service providers and that will continue to be provided under the Transitional Services Agreement for applicable transitional periods. Although we negotiated the terms of the Transitional Services Agreement on an arm’s length basis, we cannot assure you that we could not obtain the services to which it relates at the same or better levels or at the same or lower costs directly from third party providers. As a result, when BNPP, BWHI and BOW cease providing these services to us, either as a result of the termination of the Transitional Services Agreement or individual services thereunder or a failure by BNPP, BWHI and BOW to perform their respective obligations under the Transitional Services Agreement, our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management’s attention from other aspects of our operations. In particular, certain third-party contracts underlying services that BNPP, BWHI and BOW provide to us on a pass‑through basis do not allow such services to be passed through to us once BNPP’s beneficial ownership of our common stock generally falls below 50%. As a result, the provision of such services under the Transitional Services Agreement will cease on such date and will not be subject to extension. Although we intend to procure comparable replacement services on our own in advance of this date, because we do not know when this ownership threshold will be reached, we cannot ensure that we will be able to procure such replacement services in a timely manner or on a cost‑efficient basis. Similarly, BOW will no longer be able to receive certain services on a pass‑through basis through contracts we have with third parties after the ownership threshold is reached. If we have not entered into standalone agreements by that time, we may be responsible for fees that otherwise would have been the responsibility of BOW.

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

As part of the Reorganization Transactions, we contributed our subsidiary, BOW, to BWHI, a bank holding company that is a Delaware corporation, and then spun off BWHI to BNPP. In connection with the Reorganization Transactions, we entered into several agreements with BNPP and BWHI, including the Master Reorganization Agreement. Although we have allocated liabilities between the Company and BNPP and its affiliates in accordance with these agreements, there is no guarantee that BNPP and its affiliates will meet their obligations under these agreements. If BWHI or its subsidiaries were to default in payment of any obligations owed to a third party pursuant to a contract covered by the Master Reorganization Agreement entered into in connection with the Reorganization Transactions or the Transitional Services Agreement referred to in the Master Reorganization Agreement, we could be liable under the applicable provisions of such contract with a third party and be required to make additional payments in excess of what we expected to pay under the Master Reorganization Agreement or the Transitional Services Agreement. Any such increased liability resulting from BNPP’s and its affiliates’ failure to meet their obligations under these agreements could materially and adversely affect our business, financial condition, result of operations or cash flows.

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

BNPP, BWHI and we expect that no U.S. federal income taxes will be imposed on us in connection with the Reorganization Transactions. However, we paid state and local income taxes of approximately $95.4 million in June 2016 (which was partially offset by a federal tax reduction of approximately $33.4 million received through the intercompany settlement of estimated taxes in April 2017) in connection with the Reorganization Transactions (the “Expected Taxes”). BNPP, BWHI and we reported a total tax liability in connection with the Reorganization Transactions of $92.1 million (the “Return Taxes”) in the tax returns of various state and local jurisdictions. Pursuant to the Tax Sharing Agreement, we reimbursed BWHI approximately $2.1 million due to the Return Taxes being lower than the Expected Taxes. Such amount was recorded as an adjustment to additional paid-in capital. We could be subject to higher income tax liabilities in the event that the Internal Revenue Service (the “IRS”) or state and local tax authorities successfully assert that our income tax liabilities in respect of the Reorganization Transactions are higher than the Return Taxes. Under the terms of the Tax Sharing Agreement, BWHI is required to pay us for any such additional taxes on an “after‑tax basis” (which means an amount determined by reducing the payment amount by any tax benefits derived by the Company and increasing the payment amount by any tax costs, including additional taxes, incurred by the Company as a result of such additional taxes and/or payments). See “Our Relationship with BNPP and Certain Other Related Party Transactions — Relationship with BNPP — Tax Sharing Agreement.” If, however, our income tax liabilities in respect of the Reorganization Transactions are higher than the Return Taxes and BWHI fails to satisfy its payment obligations under the Tax Sharing Agreement, we could be liable for significantly higher federal and/or state income tax liabilities. We have not sought and will not seek any rulings from the IRS or state and local tax authorities regarding our expected tax treatment of the Reorganization Transactions.

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

As long as we continue to be controlled by BNPP for purposes of the BHC Act, BNPP’s regulatory status may impact our regulatory status. For example, unsatisfactory examination ratings or enforcement actions regarding BNPP could impact our ability to obtain or preclude us from obtaining any necessary approvals or informal clearance to engage in new activities. To the extent that we are required to obtain regulatory approvals under the BHC Act to make acquisitions or expand our activities, as long as BNPP controls us, BNPP would be required to obtain BHC Act approvals for such acquisitions or activities as well. The Federal Reserve may determine that BNPP controls us until its ownership and control falls to 4.9% or below of any class of voting securities, or even to zero percent. See “Item 1. Business - Supervision and Regulation — Enhanced Prudential Standards.” In particular, the enhanced prudential standards implemented under the Dodd‑Frank Act applicable to bank holding companies with $50 billion or more in assets, as well as U.S. intermediate holding companies established under Regulation YY, have had a significant impact on the business results and operations of such institutions, and this in turn may impact us as a controlled subsidiary of BNPP. These enhanced prudential standards include capital, leverage, liquidity and risk‑management requirements that would not apply to us as a standalone company with less than $50 billion in assets. We expect these laws and regulations will cease to apply to us when BNPP’s ownership and control of us for U.S. bank regulatory purposes falls to a level at which those laws and regulations as applicable to the U.S. entities of BNPP no longer apply to us. As noted above, it is possible that BNPP’s ownership and control of us for U.S. bank regulatory purposes may need to fall to 4.9% or below of any class of our voting securities, or even to zero, before all such laws and regulations will cease to apply to us. See “— Risks Related to the Regulatory Oversight of Our Business — We are subject to capital adequacy requirements and may be subject to more stringent capital requirements,” “Item 1. Business - Supervision and Regulation — Enhanced Prudential Standards” and “Item 1. Business - Supervision and Regulation — Regulatory Impact of Control by BNPP.”

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

Certain of our subsidiaries are subject to regulatory requirements and restrictions as a result of enforcement actions brought against BNPP.

On January 26, 2018, BNP Paribas USA, Inc. (“BNP Paribas USA”), a subsidiary of BNPP, announced that it had reached a settlement with the U.S. Department of Justice (the “DOJ”) relating to violations of certain U.S. laws and regulations in connection with the operation of BNPP’s foreign exchange business (the “Settlement”). Separately, on July 17, 2017, BNPP announced a settlement with the Federal Reserve to resolve the Federal Reserve’s related investigation and, on May 24, 2017, BNPP entered into a consent order with the New York State Department of Financial Services in relation to similar matters. The Settlement includes a guilty plea entered into by BNP Paribas USA with the DOJ on January 25, 2018. In 2014, BNPP entered into a plea agreement (the “Plea Agreement”) with the DOJ regarding sanctions violations. Certain of our subsidiaries are subject to ongoing requirements and restrictions as a result of the Settlement and the Plea Agreement.

Exemption from Loss of Qualified Professional Asset Manager Status.

Prohibited Transaction Class Exemption 84-14 (the “QPAM Exemption”) permits asset managers which qualify as Qualified Professional Asset Managers (“QPAMs”) within the meaning of the QPAM Exemption and meet each of the conditions of the QPAM Exemption to engage in a variety of arm’s length transactions with parties in interest that would otherwise be prohibited under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Code. While there may be one or more other applicable exemptions for most plan transactions, the QPAM Exemption is an effective and efficient trading exemption for plans.

One of the conditions of the QPAM Exemption is that no entity owning 5% or more of the QPAM nor controlling, controlled by or under common control with such entity has been convicted of or plead guilty to the crimes enumerated in the Section I(g) of the QPAM Exemption in the preceding ten years. In 2014, when BNPP entered into the Plea Agreement, BNPP, on behalf of its affiliated and related asset managers, requested and received an individual exemption (the “2015 Exemption”) to allow them to continue to use the QPAM exemption. The 2015 Exemption is conditioned on no other crime being committed by an affiliate of the asset managers. When BNP Paribas USA is convicted in connection with the Settlement, all asset managers affiliated with BNPP will become ineligible to use the 2015 Exemption. Accordingly, BNPP filed an application for another individual exemption covering the Plea Agreement and the Settlement to permit the use of the QPAM Exemption for its affiliated managers’ ERISA and Individual Retirement Account clients. While the exemption request is under review by the Department of Labor (the “DOL”), BNPP-affiliated QPAMs, including our bank and its wholly-owned subsidiary Bishop Street Capital Management Corporation (“Bishop Street”), will be permitted to continue to rely on the 2015 Exemption until the sentencing and conviction, which is not expected until the DOL rules on the application. Accordingly, the business operations of our bank and Bishop Street are not expected to be disrupted and, even if the exemptive request is denied, other exemptions may be applicable to the strategies used by our bank and Bishop Street.

Our bank and Bishop Street are QPAMs that currently rely on the QPAM Exemption pursuant to the 2015 Exemption. There can be no assurance that the DOL will grant another exemption in this case. If the DOL does not grant the exemption requested by BNPP prior to the time the order of conviction against BNP Paribas USA is entered, our bank and Bishop Street will not be able to rely on the QPAM Exemption and would have to rely on other applicable exemptions, if available.

Until the earlier of (i) ten years from the conviction of BNP Paribas USA and (ii) our bank and Bishop Street are no longer owned, directly or indirectly, 5% or more by BNPP or BNP Paribas USA, the conditions of the 2015 Exemption or any exemption issued after the conviction of BNP Paribas USA will need to be relied upon by our bank and Bishop Street.

Exemption from Section 9(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Section 9(a)(1) of the Investment Company Act prohibits a person, or an affiliated person of such a person, from, among other things, being an investment adviser to any registered investment company or principal underwriter of any registered open-end investment company if the person, within the last ten years, has been convicted of or pleaded guilty to any felony or misdemeanor arising out of such person’s conduct as, among other things, a bank.

Certain investment adviser affiliates of BNPP, including our indirect wholly-owned subsidiary Bishop Street, applied for exemptions from the prohibition of section 9(a) of the Investment Company Act in connection with the Plea

Agreement and the Settlement. The requested exemptive orders were issued by the SEC (the “SEC Exemptions”) and each is subject to certain conditions, including that BNPP will comply in all material respects with the conditions of the Plea Agreement (in the case of the 2014 order) and the Settlement (in the case of the 2018 order), as well as other specified orders. Until the earlier of (a) such time as we are no longer an affiliated person of BNPP for purposes of the Investment Company Act and (b) July 28, 2024 (in the case of the 2014 order) and February 23, 2028 (in the case of the 2018 order), these conditions will continue to apply to Bishop Street or any other of our affiliates that engage in the activities named in Section 9(a) of the Investment Company Act. For these purposes, we will continue to be an affiliated person of BNPP so long as it owns 5% or more of our voting securities or otherwise directly or indirectly controls or is under common control with us.

If BNPP or a BNPP affiliate violates the terms of either the 2015 Exemption or the SEC Exemptions, our subsidiaries may be prohibited from engaging in significant aspects of their respective businesses, which could in turn have a negative impact on our business, financial condition or results of operations. Furthermore, entities with which our subsidiaries would ordinarily do business may refrain from engaging with them while they are subject to the terms of the 2015 Exemption and the SEC Exemptions. This could harm our reputation and have a negative impact on our business.

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

As of January 1, 2018, we are no longer an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of January 1, 2018, we no longer qualify as an “emerging growth company” as defined in the JOB Act. Consequently, we are now or will soon be subject to certain disclosure requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board;
•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Compliance with these additional requirements may increase our compliance and financial reporting expenses and may divert management’s attention from other aspects of our business. Failure to comply with these requirements could subject us to enforcement actions by the SEC, which could divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.

Fulfilling our public company financial reporting and other regulatory obligations and transitioning to a standalone public company will be expensive and time consuming and may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under Sarbanes‑Oxley and the related rules and regulations of the SEC, as well as the rules of NASDAQ. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes‑Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these requirements places additional demands on our legal, accounting, finance and investor relations staff and on our accounting, financial and information systems and may further increase our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional legal, accounting, tax, finance and investor relations staff. As a public company we may also need to enhance our investor relations and corporate communications functions and attract additional qualified board members. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations. We have incurred and expect to incur additional incremental ongoing and one‑time expenses in connection with our transition to a standalone public company and our separation from BNPP. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

In accordance with Section 404 of Sarbanes‑Oxley, and beginning with this Annual Report on Form 10-K, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10‑K. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls. Implementing the requirements of Section 404 of Sarbanes-Oxley requires significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process involves considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If, in any future reporting period, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources. This could have a material adverse effect on our business, financial condition or results of operations.

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

If we are unable to meet the demands that have been placed upon us as a public company, including the requirements of Sarbanes‑Oxley, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes‑Oxley could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from NASDAQ, and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

.

Future sales and issuances of our common stock, including expected sales by BNPP or as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 21, 2018, we had a total of 139,601,123 shares of common stock outstanding, of which approximately 62% continues to be beneficially owned by BNPP and will be restricted securities as defined under Rule 144 subject to certain restrictions on resale.

Shares beneficially owned by BNPP are eligible for resale in a public market, subject to volume, manner of sale and other limitations under Rule 144 or registration under the Securities Act. BNPP is now considered an affiliate based on its beneficial ownership of our common stock, as well as its rights under the Stockholder Agreement.

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

We have also filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. We have granted awards covering 691,054 shares of our common stock under these plans as of December 31, 2017. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

There also are provisions in our second amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and third amended and restated bylaws, which we refer to as our bylaws, such as limitations on the ability to call a special meeting of our stockholders, restrictions on stockholders’ ability to act by written consent, and supermajority vote requirements for any amendment of our bylaws adopted by stockholders and certain other actions, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non‑negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch is located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 62 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Guam and Saipan as of December 31, 2017. We lease 38 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We are currently in the process of evaluating plans for more efficient usage of square footage, modernization and technological improvements to existing branches. We have closed and may close branches in certain circumstances to improve our efficiency.

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

	High	Low	Dividends
2017
Fourth quarter	$30.85	$27.34	$0.22
Third quarter	31.48	26.30	0.22
Second quarter	31.34	26.96	0.22
First quarter	35.32	28.66	0.22

2016
Fourth quarter	$35.47	$25.80	$0.20
Third quarter	27.97	24.25	0.20

As of February 21, 2018, there were 23 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

We did not have a share repurchase plan at December 31, 2017. During the year ended December 31, 2017,  4,669 shares were purchased from employees in connection with income tax withholdings related to the vesting of common stock awards. These shares were not purchased as part of a publicly announced program.

Performance Graph

The following graph displays the cumulative total stockholder return on our common stock based on the market price of the common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the KBW Regional Banking Index (“KRX”). The graph assumes that $100 was invested on our IPO date, August 4, 2016, in our common stock(1), the S&P 500 Index(2) and the KRX(1). The cumulative total return on each investment is as of the dates indicated and assumes reinvestment of dividends.

(1)	The investments in FHI were calculated using a volume weighted average price with a 10-day averaging period with dividends reinvested at the ex-dividend date.
(2)	The S&P 500 Index and KRX were calculated using a 10-day averaging period.

The stock performance depicted in the graph above should not be relied upon as indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

Financial Highlights
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Interest income	$570,768	$518,520	$483,846	$467,283	$467,393
Interest expense	41,964	26,848	22,521	23,485	28,402
Net interest income	528,804	491,672	461,325	443,798	438,991
Provision for loan and lease losses	18,500	8,600	9,900	11,100	12,200
Net interest income after provision for loan and lease losses	510,304	483,072	451,425	432,698	426,791
Noninterest income(2)	205,605	226,037	219,111	215,961	214,445
Noninterest expense(2)	347,554	337,280	327,309	304,415	296,724
Income before provision for income taxes	368,355	371,829	343,227	344,244	344,512
Provision for income taxes	184,673	141,651	129,447	127,572	129,998
Net income	$183,682	$230,178	$213,780	$216,672	$214,514
Basic earnings per share	$1.32	$1.65	$1.53	$1.55	$1.54
Diluted earnings per share	$1.32	$1.65	$1.53	$1.55	$1.54
Basic weighted-average outstanding shares	139,560,305	139,487,762	139,459,620	139,459,620	139,459,620
Diluted weighted-average outstanding shares	139,656,993	139,492,608	139,459,620	139,459,620	139,459,620
Dividends declared per share	$0.88	$0.62	$—	$—	$—
Dividend payout ratio	66.67%	37.27%	—%	—%	—%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$528,804	$491,672	$456,489	$440,727	434,741
Core noninterest income(2)	198,683	198,793	195,905	195,139	202,686
Core noninterest expense(2)	342,097	331,060	327,309	304,415	296,024
Core net income	230,366	217,111	196,315	201,633	204,982
Core basic earnings per share	$1.65	$1.56	$1.41	$1.45	$1.47
Core diluted earnings per share	$1.65	$1.56	$1.41	$1.45	$1.47
Other Financial Information / Performance Ratios:
Net interest margin	2.99%	2.88%	2.78%	2.88%	2.99%
Core net interest margin (non-GAAP)(1),(3)	2.99%	2.88%	2.75%	2.86%	2.97%
Efficiency ratio(2)	47.32%	46.99%	48.10%	46.14%	45.41%
Core efficiency ratio (non-GAAP)(1),(2),(4)	47.02%	47.94%	50.17%	47.87%	46.44%
Return on average total assets	0.92%	1.19%	1.14%	1.24%	1.29%
Core return on average total assets (non-GAAP)(1),(5)	1.16%	1.12%	1.05%	1.15%	1.23%
Return on average tangible assets (non-GAAP)(11)	0.97%	1.26%	1.20%	1.31%	1.37%
Core return on average tangible assets (non-GAAP)(1),(6)	1.22%	1.18%	1.10%	1.22%	1.31%
Return on average total stockholders' equity	7.24%	8.96%	7.81%	8.03%	8.04%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	9.08%	8.45%	7.18%	7.47%	7.68%
Return on average tangible stockholders' equity (non-GAAP)(11)	11.91%	14.64%	12.28%	12.72%	12.83%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	14.93%	13.80%	11.28%	11.84%	12.26%
Noninterest expense to average assets(2)	1.74%	1.74%	1.74%	1.74%	1.78%
Core noninterest expense to average assets (non-GAAP)(1),(2),(9)	1.72%	1.71%	1.74%	1.74%	1.78%

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Loans and leases	$12,277,369	$11,520,378	$10,722,030	$10,023,590	$9,527,322
Allowance for loan and lease losses	137,253	135,494	135,484	134,799	133,239
Interest-bearing deposits in other banks	667,560	798,231	2,350,099	915,957	1,488,466
Investment securities	5,234,658	5,077,514	4,027,265	4,791,611	3,911,343
Goodwill	995,492	995,492	995,492	995,492	995,492
Total assets	20,549,461	19,661,829	19,352,681	18,133,696	17,118,777
Total deposits	17,612,122	16,794,532	16,061,924	14,725,379	13,578,346
Total liabilities	18,016,910	17,185,344	16,615,740	15,458,656	14,467,666
Total stockholders' equity	2,532,551	2,476,485	2,736,941	2,675,040	2,651,111
Book value per share	$18.14	$17.75	$19.63	$19.18	$19.01
Tangible book value per share (non-GAAP)(11)	$11.01	$10.61	$12.49	$12.04	$11.87

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.08%	0.08%	0.16%	0.24%	0.33%
Allowance for loan and lease losses / total loans and leases	1.12%	1.18%	1.26%	1.34%	1.40%
Net charge-offs / average total loans and leases	0.14%	0.08%	0.09%	0.10%	0.10%

	December 31,
Capital Ratios(10):	2017	2016	2015	2014	2013
Common Equity Tier 1 Capital Ratio	12.45%	12.75%	15.31%	N/A	N/A
Tier 1 Capital Ratio	12.45%	12.75%	15.31%	16.14%	16.60%
Total Capital Ratio	13.50%	13.85%	16.48%	17.41%	17.97%
Tier 1 Leverage Ratio	8.52%	8.36%	9.84%	10.16%	10.63%
Total stockholders' equity to total assets	12.32%	12.60%	14.14%	14.75%	15.49%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	7.86%	7.93%	9.49%	9.80%	10.27%

(1)

We present net interest income, noninterest income, noninterest expense, net income, earnings per share and the related ratios described below, on an adjusted, or ‘‘core,’’ basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP financial measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Net interest income	$528,804	$491,672	$461,325	$443,798	$438,991
Accounting change (ASC 310 adjustment)	—	—	—	—	(4,250)
Early buyout on lease	—	—	—	(3,071)	—
Early loan termination(a)	—	—	(4,836)	—	—
Core net interest income (non-GAAP)	$528,804	$491,672	$456,489	$440,727	$434,741

Noninterest income	$205,605	$226,037	$219,111	$215,961	$214,445
Gains on sale of securities	—	(4,566)	(7,737)	—	(226)
Gains on sale of stock (Visa/MasterCard)	—	(22,678)	(4,584)	(20,822)	(11,088)
Gains on sale of real estate and other assets	(6,922)	—	(3,414)	—	(445)
Other adjustments(a),(b)	—	—	(7,471)	—	—
Core noninterest income (non-GAAP)	$198,683	$198,793	$195,905	$195,139	$202,686

Noninterest expense	$347,554	$337,280	$327,309	$304,415	$296,724
One-time items(a)(c)	(5,457)	(6,220)	—	—	(700)
Core noninterest expense (non-GAAP)	$342,097	$331,060	$327,309	$304,415	$296,024

Net income	$183,682	$230,178	$213,780	$216,672	$214,514
Accounting change (ASC 310 adjustment)	—	—	—	—	(4,250)
Early buyout on lease	—	—	—	(3,071)	—
Early loan termination	—	—	(4,836)	—	—
Gains on sale of securities	—	(4,566)	(7,737)	—	(226)
Gains on sale of stock (Visa/MasterCard)	—	(22,678)	(4,584)	(20,822)	(11,088)
Gains on sale of real estate and other assets	(6,922)	—	(3,414)	—	(445)
Other adjustments(b)	—	—	(7,471)	—	—
One-time items(c)	5,457	6,220	—	—	700
Tax Cuts and Jobs Act	47,598	—	—	—	—
Tax adjustments(d)	551	7,957	10,577	8,854	5,777
Total core adjustments	46,684	(13,067)	(17,465)	(15,039)	(9,532)
Core net income (non-GAAP)	$230,366	$217,111	$196,315	$201,633	$204,982
Core basic earnings per share (non-GAAP)	$1.65	$1.56	$1.41	$1.45	$1.47
Core diluted earnings per share (non-GAAP)	$1.65	$1.56	$1.41	$1.45	$1.47

(a)	Adjustments that are not material to our financial results have not been presented for certain periods.
(b)	Other adjustments include a one-time MasterCard signing bonus and a recovery of an investment that was previously written down.
(c)	One-time items include salaries and benefits stemming from the Tax Act and initial public offering related costs.
(d)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period, exclusive of one-time Tax Act expense.

(2)

Subsequent to the issuance of the Company’s 2016 consolidated financial statements, the Company’s management determined that certain expenses related to the card rewards program were incorrectly offset against credit and debit card fee income and credit card interchange assessment fees were incorrectly classified in card rewards program expenses versus credit and debit card fee income in the consolidated statements of income for the years ended December 31, 2013 through 2016. As a result, certain noninterest income and noninterest expense and core noninterest income and core noninterest expense amounts have been revised from the amounts previously reported to correct the classification errors. There was no change to net income or earnings per share as previously reported as a result of these errors. Management has evaluated the materiality of these errors on its prior period financial statements from a quantitative and qualitative perspective, and has concluded that these errors were not material to any prior annual period. See Note 1 to the Company’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

The amounts on prior period financial information that have been revised are summarized below:

	For the Year Ended
	December 31,
(dollars in thousands)	2016	2015	2014	2013
Income Statement Data:
Noninterest income as previously reported	$217,601	$211,403	$209,237	$208,393
Reclassification	8,436	7,708	6,724	6,052
Noninterest income as revised	$226,037	$219,111	$215,961	$214,445

Noninterest expense as previously reported	$328,844	$319,601	$297,691	$290,672
Reclassification	8,436	7,708	6,724	6,052
Noninterest expense as revised	$337,280	$327,309	$304,415	$296,724

Other Financial Information / Performance Ratios:
Noninterest expense to average assets as previously reported	1.70%	1.70%	1.70%	1.75%
Reclassification	0.04%	0.04%	0.04%	0.03%
Noninterest expense to average assets as revised	1.74%	1.74%	1.74%	1.78%

Efficiency ratio as previously reported	46.36%	47.50%	45.58%	44.90%
Reclassification	0.63%	0.60%	0.56%	0.51%
Efficiency ratio as revised	46.99%	48.10%	46.14%	45.41%

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

(10)

Beginning in 2015, regulatory capital ratios were reported using Basel III capital definitions, inclusive of transition provisions and Basel III risk-weighted assets. Our 2013-2014 capital ratios were reported using Basel I capital definitions, in which the common equity tier 1 capital ratio was not required. The change in our capital ratios from December 31, 2015 to December 31, 2016 was primarily due to distributions of $363.6 million made in connection with the Reorganization Transactions. The change in our capital ratios from December 31, 2016 to December 31, 2017 was primarily due to a one-time charge to provision for income taxes of $47.6 million due to the revaluation of certain tax-related assets at the projected lower corporate tax rate resulting from the Tax Act.

(11)

Return on average tangible assets, return on average tangible stockholders’ equity, tangible stockholders’ equity to tangible assets and tangible book value per share are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets, each of which we calculate by subtracting (and thereby effectively excluding) amounts related to our goodwill. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to diluted outstanding shares. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Net income	$183,682	$230,178	$213,780	$216,672	$214,514

Average total stockholders' equity	$2,538,341	$2,568,219	$2,735,786	$2,698,395	$2,667,445
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,542,849	$1,572,727	$1,740,294	$1,702,903	$1,671,953

Average total assets	$19,942,807	$19,334,653	$18,785,701	$17,493,170	$16,653,577
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible assets	$18,947,315	$18,339,161	$17,790,209	$16,497,678	$15,658,085

Return on average total stockholders' equity	7.24%	8.96%	7.81%	8.03%	8.04%
Return on average tangible stockholders' equity (non-GAAP)	11.91%	14.64%	12.28%	12.72%	12.83%

Return on average total assets	0.92%	1.19%	1.14%	1.24%	1.29%
Return on average tangible assets (non-GAAP)	0.97%	1.26%	1.20%	1.31%	1.37%

Average stockholders' equity to average assets	12.73%	13.28%	14.56%	15.43%	16.02%
Average tangible stockholders' equity to average tangible assets (non-GAAP)	8.14%	8.58%	9.78%	10.32%	10.68%

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total stockholders' equity	$2,532,551	$2,476,485	$2,736,941	$2,675,040	$2,651,111
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible stockholders' equity	$1,537,059	$1,480,993	$1,741,449	$1,679,548	$1,655,619

Total assets	$20,549,461	$19,661,829	$19,352,681	$18,133,696	$17,118,777
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible assets	$19,553,969	$18,666,337	$18,357,189	$17,138,204	$16,123,285

Shares outstanding	139,588,782	139,530,654	139,459,620	139,459,620	139,459,620

Total stockholders' equity to total assets	12.32%	12.60%	14.14%	14.75%	15.49%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.86%	7.93%	9.49%	9.80%	10.27%

Book value per share	$18.14	$17.75	$19.63	$19.18	$19.01
Tangible book value per share (non-GAAP)	$11.01	$10.61	$12.49	$12.04	$11.87

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNPP  and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it retains over our business; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; the fact that we are no longer an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us; and damage to our reputation from any of the factors described above.

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

As of December 31, 2017, we were the largest full service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2017, we had $20.5 billion of assets, $12.3 billion of gross loans and leases and $17.6 billion of deposits. We also generated $183.7 million of net income or diluted earnings per share of $1.32 per share for the year ended December 31, 2017. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 22. Reportable Operating Segments” in our consolidated financial statements for more information.

Reorganization Transactions

On April 1, 2016, BNPP effected the Reorganization Transactions pursuant to which FHI, which was then known as BancWest, contributed BOW, its subsidiary at the time, to BWHI, a newly formed bank holding company and a wholly‑owned subsidiary of BNPP. Upon formation, BWHI was a direct wholly‑owned subsidiary of BancWest and, as part of the Reorganization Transactions, BancWest contributed 100% of its interest in BOW to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly‑owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with the Bank remaining our only direct wholly‑owned subsidiary.

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

Public Offerings and Separation from BNPP

Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016.  In August 2016, FHI completed its initial public offering (“IPO”) of 24,250,000 shares of common stock sold by BWC.  In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering.  FHI did not receive any of the proceeds from the two sales of shares of its common stock by BWC.  BNPP is the beneficial owner of approximately 62% of FHI’s common stock as of December 31, 2017.

We entered into a Transitional Services Agreement pursuant to which BNPP, BWHI and BOW continue to provide us with certain services they provided prior to the IPO either directly or on a pass‑through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services we provided to them prior to the IPO, either directly or on a pass‑through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand‑alone public company and our separation from BNPP, we expect to incur incremental ongoing and one‑time expenses, including those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock‑based compensation expenses for employees and non‑employee directors) and consulting fees. These costs also include increases that we expect to result from the higher pricing of services by third‑party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one‑time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the CCAR process, we expect our stress testing‑related compliance costs to increase incrementally as we will continue to require certain services for our DFAST process and the expenses associated with those services will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand‑alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as First Hawaiian, Inc.) related to FHB (and not BOW) have been combined with FHB and are presented on a basis of accounting that reflects a change in reporting entity as if we were a separate stand‑alone entity for all periods presented. The accompanying consolidated financial statements include allocations of certain assets of BancWest as agreed to by the parties and also certain expenses amounting to approximately $5.8 million and $18.8 million for the years ended December 31, 2016 and 2015, respectively, specifically applicable to the operations of BancWest related to FHB through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in our consolidated financial statements represent those directly related to BWHI and BOW. The allocated expenses included in our consolidated financial statements, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of our company if we had operated as a stand‑alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of our company’s future results of operations and financial condition.

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

Hawaii Economy

Hawaii’s economy continued to perform well during the year ended December 31, 2017, led in large part by a  strong tourism industry,  real estate and labor market conditions and growth in personal income and tax revenues. Hawaii’s tourism industry remained robust, achieving new records in 2017 in visitor arrivals and spending. Visitor arrivals for the year ended December 31, 2017 increased by 5.0% compared to 2016, and total visitor spending for the year ended December 31, 2017 increased by 6.2% compared to 2016 according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland, Canadian and Japanese visitors. The statewide seasonally-adjusted unemployment rate was 2.0% in December 2017 compared to 2.9% in December 2016 according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 4.1% in December 2017 compared to 4.7% in December 2016.  With regards to housing, the volume of single-family home sales on Oahu increased by 6.3% for the year ended December 31, 2017 compared to 2016, while the volume of condominium sales on Oahu increased by 6.9% for the year ended December 31, 2017 compared to 2016 according to the Honolulu Board of Realtors. Likewise, the median price of single-family home sales and condominium sales on Oahu was $755,000 and $405,000, respectively, or an increase of 2.7% and 3.8%, respectively, for the year ended December 31, 2017 compared to 2016. As of December 31, 2017, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.1 months and 2.3 months, respectively. Lastly, state general excise and use tax revenues increased by 4.5% for the year ended December 31, 2017 compared to 2016 according to the Hawaii Department of Taxation.

Hawaii’s economy continued to grow during 2017, but is significantly dependent on U.S. mainland economic conditions as well as key international economies, particularly Japan. We continue to monitor construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability, tourism in Hawaii, the movement of interest rates in the U.S., the agenda of the U.S. administration and its impact on existing banking regulations, changes in Japan’s economic conditions including the exchange rate of its currency, and the economic and regulatory conditions of the European Union, as such factors could impact our profitability in future reporting periods.

Financial Highlights

Net income was $183.7 million for the year ended December 31, 2017, a decrease of $46.5 million or 20% as compared to the same period in 2016. Basic and diluted earnings per share were $1.32 for the year ended December 31, 2017, a decrease of $0.33 or 20% as compared to the same period in 2016. The decrease was primarily due to an increase in the provision for income taxes, a decrease in noninterest income, an increase in noninterest expense and an increase in the Provision, partially offset by an increase in net interest income.

Net income for the year ended December 31, 2017 was negatively impacted by a $47.6 million increase in the provision for income taxes as a result of the Tax Act. Core net income was $230.4 million for the year ended December 31, 2017, an increase of $13.3 million or 6% as compared to the same period in 2016. Core basic and diluted earnings per share were $1.65 for the year ended December 31, 2017, an increase of $0.09 or 6% as compared to the same period in 2016. Core net income and core basic and diluted earnings per share are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for core net income and core basic and diluted earnings per share, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

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

Our return on average total assets was 0.92% for the year ended December 31, 2017, a decrease of 27 basis points as compared to the same period in 2016, and our return on average total stockholders’ equity was 7.24% for the year ended December 31, 2017, a decrease of 172 basis points as compared to the same period in 2016. Our return on average tangible assets was 0.97% for the year ended December 31, 2017, a decrease of 29 basis points as compared to the same period in 2016, and our return on average tangible stockholders’ equity was 11.91% for the year ended December 31, 2017, a decrease of 273 basis points as compared to the same period in 2016. We continued to prudently manage our expenses as our efficiency ratio was 47.32% for the year ended December 31, 2017 as compared to 46.99% for the same period in 2016. The efficiency ratio for the year ended December 31, 2016 was favorably impacted by net gains on the sale of investment securities of $27.3 million. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Our return on average total assets was 1.19% for the year ended December 31, 2016, an increase of five basis points as compared to the same period in 2015, and our return on average total stockholders’ equity was 8.96% for the year ended December 31, 2016, an increase of 115 basis points as compared to the same period in 2015. Our return on average tangible assets was 1.26% for the year ended December 31, 2016, an increase of six basis points as compared to the same period in 2015, and our return on average tangible stockholders’ equity was 14.64% for the year ended December 31, 2016, an increase of 236 basis points as compared to the same period in 2015. We continued to manage our expenses as our efficiency ratio was 46.99% for the year ended December 31, 2016 as compared to 48.10% for the same period in 2015. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Our results for the year ended December 31, 2017 were highlighted by the following:

•

Net interest income was $528.8 million for the year ended December 31, 2017, an increase of $37.1 million or 8% as compared to the same period in 2016. Our net interest margin was 2.99% for the year ended December 31, 2017, an increase of 11 basis points as compared to the same period in 2016. The increase in net interest income was primarily due to strong loan growth and an increase in average balances and yields on our investment securities portfolio. This was partially offset by higher average balances in interest-bearing deposits at higher rates.

•

The Provision was $18.5 million for the year ended December 31, 2017, an increase of $9.9 million as compared to the same period in 2016. The increase in the Provision maintained the Allowance at levels deemed adequate to cover probable incurred credit losses as of the balance sheet date.

•

Noninterest income was $205.6 million for the year ended December 31, 2017, a decrease of $20.4 million or 9% as compared to the same period in 2016. The decrease was primarily due to a $22.7 million net gain on the sale of 274,000 shares of our Visa Class B restricted shares during the year ended December 31, 2016 that did not recur in 2017, partially offset by an $11.6 million increase in other noninterest income.

•

Noninterest expense was $347.6 million for the year ended December 31, 2017, an increase of $10.3 million or 3% as compared to the same period in 2016. The increase in noninterest expense was primarily due to a $6.1 million increase in salaries and employee benefits, a $1.9 million increase in regulatory assessment and fees and a $1.9 million increase in occupancy expenses.

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

•

Noninterest income was $226.0 million for the year ended December 31, 2016, an increase of $6.9 million or 3% as compared to the same period in 2015. The increase was primarily due to a $15.0 million increase in net gains on the sale of investment securities and higher bank-owned life insurance (“BOLI”) income of $5.0 million, partially offset by a $7.2 million decrease in other noninterest income. We recorded a net gain of $22.7 million related to the sale of 274,000 shares of our Visa Class B restricted shares during the year ended December 31, 2016.

•

Noninterest expense was $337.3 million for the year ended December 31, 2016, an increase of $10.0 million or 3% as compared to the same period in 2015. The increase in noninterest expense was primarily due to a $3.5 million increase in regulatory assessment and fees, a $3.2 million increase in occupancy expenses and a $2.7 million increase in contracted services and professional fees.

During 2017, we continued to experience strong loan growth and invested our excess liquidity in high-grade investment securities. Our deposit balances also continued to increase in 2017 with a shift towards higher earning products for our customers. We also continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.

•

Total loans and leases were $12.3 billion as of December 31, 2017, an increase of $757.0 million or 7% as compared to December 31, 2016. Growth was particularly strong in our commercial real estate and residential real estate mortgage portfolios. This was a reflection of a strong Hawaii economy, an increase in statewide personal income, low unemployment rates and demand for more urban housing developments.

•

The Allowance was $137.3 million as of December 31, 2017, an increase of $1.8 million or 1% from December 31, 2016. The ratio of our Allowance to total loans and leases outstanding decreased to 1.12% as of December 31, 2017, compared to 1.18% as of December 31, 2016. The Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest excess liquidity in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”). The total carrying value of our investment securities portfolio was $5.2 billion as of December 31, 2017, an increase of $157.1 million or 3% compared to December 31, 2016.

•

Total deposits were $17.6 billion as of December 31, 2017, an increase of $817.6 million or 5% from December 31, 2016. Increases in time, money market and demand deposit balances were partially offset by a decrease in savings deposit balances.

•

Finally, total stockholders’ equity was $2.5 billion as of December 31, 2017, an increase of $56.1 million or 2% from December 31, 2016. The increase in stockholders’ equity was primarily due to earnings for the year of $183.7 million, partially offset by cash dividends declared and paid of $122.8 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2017, 2016 and 2015, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates									Table 1
	Year Ended			Year Ended			Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$507.3	$5.5	1.09%	$1,368.9	$7.1	0.52%	$1,651.9	$4.5	0.27%
Available-for-Sale Investment Securities	5,201.5	102.3	1.97	4,549.0	83.0	1.82	4,665.0	73.6	1.58
Loans Held for Sale	—	—	—	—	—	—	5.1	0.2	3.92
Loans and Leases(1)
Commercial and industrial	3,230.2	103.6	3.21	3,229.5	96.0	2.97	2,869.8	83.9	2.92
Real estate - commercial	2,643.6	96.7	3.66	2,313.0	86.0	3.72	2,156.2	81.6	3.78
Real estate - construction	537.8	18.6	3.45	436.4	14.2	3.26	371.9	12.4	3.33
Real estate - residential	3,821.5	155.8	4.08	3,553.6	145.9	4.10	3,383.6	144.7	4.28
Consumer	1,540.0	83.1	5.40	1,454.4	80.9	5.56	1,299.2	76.6	5.90
Lease financing	171.5	4.9	2.87	188.3	5.4	2.86	217.1	6.3	2.90
Total Loans and Leases	11,944.6	462.7	3.87	11,175.2	428.4	3.83	10,297.8	405.5	3.94
Other Earning Assets	27.5	0.3	1.04	—	—	—	—	—	—
Total Earning Assets(2)	17,680.9	570.8	3.23	17,093.1	518.5	3.03	16,619.8	483.8	2.91
Cash and Due from Banks	321.4			289.9			284.3
Other Assets	1,940.5			1,951.7			1,881.6
Total Assets	$19,942.8			$19,334.7			$18,785.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,475.2	$3.9	0.09%	$4,390.3	$2.6	0.06%	$4,172.1	$1.7	0.04%
Money Market	2,576.0	3.3	0.13	2,478.4	2.3	0.09	2,384.8	2.2	0.09
Time	4,096.4	34.8	0.85	3,817.6	21.7	0.57	3,730.2	18.4	0.49
Total Interest-Bearing Deposits	11,147.6	42.0	0.38	10,686.3	26.6	0.25	10,287.1	22.3	0.22
Short-Term Borrowings	2.2	—	0.80	113.6	0.2	0.17	381.6	0.2	0.05
Total Interest-Bearing Liabilities	11,149.8	42.0	0.38	10,799.9	26.8	0.25	10,668.7	22.5	0.21
Net Interest Income		$528.8			$491.7			$461.3
Interest Rate Spread			2.85%			2.78%			2.70%
Net Interest Margin			2.99%			2.88%			2.78%
Noninterest-Bearing Demand Deposits	5,868.8			5,589.5			5,032.1
Other Liabilities	385.9			377.1			349.1
Stockholders' Equity	2,538.3			2,568.2			2,735.8
Total Liabilities and Stockholders' Equity	$19,942.8			$19,334.7			$18,785.7

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the years ended December 31, 2017 and 2016, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income						Table 2
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared to December 31, 2016			Compared to December 31, 2015
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(6.3)	$4.7	$(1.6)	$(0.8)	$3.3	$2.5
Available-for-Sale Investment Securities	12.5	6.8	19.3	(1.9)	11.3	9.4
Loans Held for Sale	—	—	—	(0.2)	—	(0.2)
Loans and Leases
Commercial and industrial	—	7.6	7.6	10.7	1.4	12.1
Real estate - commercial	12.1	(1.5)	10.6	5.9	(1.5)	4.4
Real estate - construction	3.5	0.9	4.4	2.1	(0.3)	1.8
Real estate - residential	10.9	(1.0)	9.9	7.1	(5.9)	1.2
Consumer	4.7	(2.5)	2.2	8.8	(4.5)	4.3
Lease financing	(0.5)	—	(0.5)	(0.8)	(0.1)	(0.9)
Total Loans and Leases	30.7	3.5	34.2	33.8	(10.9)	22.9
Other Earning Assets	0.3	—	0.3	—	—	—
Total Change in Interest Income	37.2	15.0	52.2	30.9	3.7	34.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	1.2	1.2	0.1	0.8	0.9
Money Market	0.1	0.9	1.0	0.1	—	0.1
Time	1.7	11.4	13.1	0.4	2.9	3.3
Total Interest-Bearing Deposits	1.8	13.5	15.3	0.6	3.7	4.3
Short-Term Borrowings	(0.4)	0.2	(0.2)	(0.2)	0.2	—
Total Change in Interest Expense	1.4	13.7	15.1	0.4	3.9	4.3
Change in Net Interest Income	$35.8	$1.3	$37.1	$30.5	$(0.2)	$30.3

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $528.8 million for the year ended December 31, 2017, an increase of $37.1 million or 8% as compared to the same period in 2016. Our net interest margin was 2.99% for the year ended December 31, 2017, an increase of 11 basis points as compared to the same period in 2016. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories except lease financing and higher average balances and yields in our investment securities portfolio. This was partially offset by higher average balances in interest-bearing deposits and higher deposit funding costs. For the year ended December 31, 2017, the average balance of our loans and leases was $11.9 billion, an increase of $769.4 million or 7% compared to the same period in 2016. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, construction, residential real estate and consumer lending portfolios. For the year ended December 31, 2017, yields on our investment securities portfolio were 1.97%, an increase of 15 basis points from the same period in 2016.  The average balance of our investment securities portfolio increased $652.5 million or 14% to $5.2 billion. Yields on our loans and leases were 3.87% for the year ended December 31, 2017, an increase of four basis points as compared to the same period in 2016. Deposit funding costs were $42.0 million for the year ended December 31, 2017, an increase of $15.4 million or 58% compared to the same period in 2016. Rates paid on our interest-bearing deposits were 38 basis points for the year ended December 31, 2017, an increase of 13 basis points from the same period in 2016.

Net interest income, on a fully taxable-equivalent basis, was $491.7 million for the year ended December 31, 2016, an increase of $30.3 million or 7% as compared to the same period in 2015. Our net interest margin was 2.88% for the year ended December 31, 2016, an increase of ten basis points as compared to the same period in 2015. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in all loan categories except lease financing and higher yields in our investment securities portfolio. This was partially offset by lower average balances in investment securities, lower yields on our loans and higher deposit funding costs. For the year ended December 31, 2016, the average balance of our loans and leases was $11.2 billion, an increase of $877.4 million or 9% compared to the same period in 2015. The higher average balance in loans and leases was primarily due to strong growth in our commercial and industrial, commercial real estate, consumer and residential real estate lending portfolios. For the year ended December 31, 2016, yields on our investment securities portfolio were 1.82%, an increase of 24 basis points from the same period in 2015. This was partially offset by a $116.0 million or 2% decrease in the average balance of our investment securities portfolio. Yields on our loans and leases were 3.83% for the year ended December 31, 2016, a decrease of 11 basis points as compared to the same period in 2015. We experienced a decrease in yields in nearly all of our loan categories as loans that paid-off were generally replaced with new originations at lower yields. Deposit funding costs were $26.6 million for the year ended December 31, 2016, an increase of $4.3 million or 19% compared to the same period in 2015. Rates paid on our interest-bearing deposits were 25 basis points for the year ended December 31, 2016, an increase of three basis points from the same period in 2015.

Provision for Loan and Lease Losses

The Provision was $18.5 million for the year ended December 31, 2017, which represented an increase of $9.9 million compared to the same period in 2016. We recorded net charge-offs of $16.7 million and $8.6 million for the years ended December 31, 2017 and 2016, respectively. This represented net charge-offs of 0.14% and 0.08% of total average loans and leases for the years ended December 31, 2017 and 2016, respectively. The Allowance was $137.3 million and $135.5 million as of December 31, 2017 and 2016, respectively, and represented 1.12% of total outstanding loans and leases as of December 31, 2017, compared to 1.18% of total outstanding loans and leases as of December 31, 2016. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for the years ended December 31, 2017, 2016 and 2015:

Noninterest Income									Table 3
	Year Ended December 31,			Change			Change
(dollars in thousands)	2017	2016	2015	2017	vs.	2016	2016	vs.	2015
Service charges on deposit accounts(1)	$35,807	$37,392	$40,058	$(1,585)		(4)%	$(2,666)		(7)%
Credit and debit card fees(1)	64,049	65,262	64,916	(1,213)		(2)	346		1
Other service charges and fees	34,063	35,355	38,641	(1,292)		(4)	(3,286)		(9)
Trust and investment services income	30,485	29,440	29,671	1,045		4	(231)		(1)
Bank-owned life insurance	13,283	15,021	9,976	(1,738)		(12)	5,045		51
Investment securities gains, net	—	27,277	12,321	(27,277)		n.m.	14,956		n.m.
Other	27,918	16,290	23,528	11,628		71	(7,238)		(31)
Total noninterest income	$205,605	$226,037	$219,111	$(20,432)		(9)%	$6,926		3%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2016 to the same period in 2017 and from the year ended December 31, 2015 to the same period in 2016.

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform with the current year’s presentations. For the year ended December 31, 2016, service charges on deposit accounts were overstated by $0.8 million and credit and debit card fees were understated by $9.2 million. For the year ended December 31, 2015, service charges on deposit accounts were overstated by $0.8 million and credit and debit card fees were understated by $8.5 million. For further information, see footnote 2 to Item 6. Selected Financial Data – Financial Highlights.

Total noninterest income was $205.6 million for the year ended December 31, 2017, a decrease of $20.4 million or 9% as compared to the same period in 2016. Total noninterest income was $226.0 million for the year ended December 31, 2016, an increase of $6.9 million or 3% as compared to the same period in 2015.

Service charges on deposit accounts were $35.8 million for the year ended December 31, 2017, a decrease of $1.6 million or 4% as compared to the same period in 2016. This decrease was primarily due to a $1.8 million decrease in account analysis service charges due to both higher balances in business accounts and higher credit rates, which resulted in higher earning credits that offset fee income, partially offset by a $0.3 million increase in overdraft and checking account fees from lower average transactional account balances during the year ended December 31, 2017. Service charges on deposit accounts were $37.4 million for the year ended December 31, 2016, a decrease of $2.7 million or 7% as compared to the same period in 2015. This decrease was primarily due to a $1.7 million decrease in overdraft fees from higher average transactional account balances during the year ended December 31, 2016 and a $0.6 million decrease in service charges from account analysis services due to higher balances in business accounts, which resulted in higher earning credits that offset fee income.

Credit and debit card fees were $64.0 million for the year ended December 31, 2017, a decrease of $1.2 million or 2% as compared to the same period in 2016. This decrease was primarily due to a $2.9 million decrease in interchange settlement fees, a $1.0 million decrease in network association dues and a $0.3 million decrease in rental fees from credit card terminals, partially offset by an increase of $2.9 million in merchant service revenues. Credit and debit card fees were $65.3 million for the year ended December 31, 2016, an increase of $0.3 million or 1% as compared to the same period in 2015.

Other service charges and fees were $34.1 million for the year ended December 31, 2017, a decrease of $1.3 million or 4% as compared to the same period in 2016. This decrease was primarily due to a $1.2 million decrease in residential mortgage loan servicing fees. Other service charges and fees were $35.4 million for the year ended December 31, 2016, a decrease of $3.3 million or 9% as compared to the same period in 2015. This decrease was primarily due to a $3.2 million decrease in fees from servicing BOW credit cards which ended in November 2015, a $1.0 million decrease in residential mortgage loan servicing fees and a $0.5 million decrease in insurance income, partially offset by a $0.6 million increase in fee income from our cash management services and a $0.4 million increase in fees from annuities and securities.

Trust and investment services income was $30.5 million for the year ended December 31, 2017, an increase of $1.0 million or 4% as compared to the same period in 2016.  This increase was primarily due to a $0.3 million increase in irrevocable trust fees, a $0.3 million increase in business cash management fees, a $0.2 million increase in investment management fees and a $0.2 million increase in corporate trust and agency fees. Trust and investment services income was $29.4 million for the year ended December 31, 2016, a decrease of $0.2 million or 1% as compared to the same period in 2015. This decrease was primarily due to a $0.6 million decrease in irrevocable trust fees and a $0.1 million decrease in pension plan fees, partially offset by a $0.4 million increase in corporate trust and agency fees.

BOLI income was $13.3 million for the year ended December 31, 2017, a decrease of $1.7 million or 12% as compared to the same period in 2016.  This decrease was primarily due to a $2.5 million decrease in death benefits received, partially offset by a $0.8 million increase in BOLI earnings. BOLI income was $15.0 million for the year ended December 31, 2016, an increase of $5.0 million or 51% as compared to the same period in 2015. The increase was primarily due to death benefits of $3.9 million as well as earnings during this period.

Net gains on the sale of investment securities were nil for the year ended December 31, 2017, a decrease of $27.3 million as compared to the same period in 2016. Net gains on the sale of investment securities for the year ended December 31, 2016 were primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares. Net gains on the sale of investment securities were $27.3 million for the year ended December 31, 2016, an increase of $15.0 million as compared to the same period in 2015. Net gains in 2015 included the sale of our remaining shares in MasterCard for $4.6 million as well as net gains of $7.7 million related to our sale of U.S. Treasury Notes.

Other noninterest income was $27.9 million for the year ended December 31, 2017, an increase of $11.6 million or 71% as compared to the same period in 2016.  The increase in other noninterest income was primarily due to a $6.9 million gain on the sale of real estate, a $3.9 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and the signing of the Tax Act, a $1.2 million increase in vendor bonuses received, a $1.1 million decrease in the amortization of mortgage servicing rights and a $1.0 million increase related to insurance proceeds from severe weather which affected the Hawaiian Islands. This was partially offset by $2.4 million decrease in recoveries on loans in excess of amounts previously charged-off for the year ended December 31, 2017 as compared to the same period in 2016. Other noninterest income was $16.3 million for the year ended December 31, 2016, a decrease of $7.2 million or 31% as compared to the same period in 2015. The decrease in other noninterest income was primarily due to a $5.3 million decrease from a vendor bonus received in 2015, a $2.9 million decrease in income from a previously written-down investment security, a $2.7 million decrease in gains on the sale of mortgage loans as a result of our decision to temporarily discontinue the sale of residential real estate loans to government-sponsored enterprises and a $1.7 million decrease due to the recoveries from various bank operations in 2015. This was partially offset by a $3.8 million increase in customer-related interest rate swap fees.

Noninterest Expense

Table 4 presents the major components of noninterest expense for the years ended December 31, 2017, 2016 and 2015:

Noninterest Expense									Table 4
	Year Ended December 31,			Change			Change
(dollars in thousands)	2017	2016	2015	2017	vs.	2016	2016	vs.	2015
Salaries and employee benefits	$175,351	$169,233	$170,233	$6,118		4%	$(1,000)		(1)%
Contracted services and professional fees	45,011	45,345	42,663	(334)		(1)	2,682		6
Occupancy(1)	23,485	21,606	18,401	1,879		9	3,205		17
Equipment	17,247	16,912	15,836	335		2	1,076		7
Regulatory assessment and fees	14,907	12,972	9,490	1,935		15	3,482		37
Advertising and marketing	6,191	6,127	5,472	64		1	655		12
Card rewards program(1)	23,363	22,459	23,969	904		4	(1,510)		(6)
Other	41,999	42,626	41,245	(627)		(1)	1,381		3
Total noninterest expense	$347,554	$337,280	$327,309	$10,274		3%	$9,971		3%

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform with the current year’s presentations. For the year ended December 31, 2016, occupancy was understated by $1.5 million and card rewards program was understated by $6.9 million. For the year ended December 31, 2015, occupancy was understated by $1.4 million and card rewards program was understated by $6.3 million. For further information, see footnote 2 to Item 6. Selected Financial Data – Financial Highlights.

Total noninterest expense was $347.6 million for the year ended December 31, 2017, an increase of $10.3 million or 3% as compared to the same period in 2016. Total noninterest expense was $337.3 million for the year ended year ended December 31, 2016, an increase of $10.0 million or 3% from the same period in 2015.

Salaries and employee benefits expense was $175.4 million for the year ended December 31, 2017, an increase of $6.1 million or 4% as compared to the same period in 2016.  This increase was primarily due to an $8.3 million increase in base salaries and related payroll taxes, a $2.2 million increase in other compensation, primarily related to bonuses to employees due to the benefits from the Tax Act being passed in December 2017 and an $0.8 million increase in group health plan costs. This was partially offset by a $3.5 million increase in deferred loan origination costs and a $2.7 million decrease in incentive compensation.  Salaries and employee benefits expense was $169.2 million for the year ended December 31, 2016, a decrease of $1.0 million or 1% from the same period in 2015. This decrease was primarily due to a $4.5 million decrease in base salaries primarily due to reimbursements from an affiliate related to CCAR requirements, a $3.3 million increase in deferred loan origination costs and a $1.4 million decrease in retirement plan expenses. This was partially offset by a $3.2 million increase in other compensation, primarily related to bonuses resulting from the initial public offering, a $3.0 million increase in incentive compensation and a $1.6 million increase in group health plan costs.

Contracted services and professional fees were $45.0 million for the year ended December 31, 2017, a decrease of $0.3 million or 1% as compared to the same period in 2016. Contracted services and professional fees were $45.3 million for the year ended December 31, 2016, an increase of $2.7 million or 6% from the same period in 2015. This increase was due to a $5.2 million increase in audit, legal and consultant fees and a $3.1 million increase in outside services, primarily attributable to marketing and rebranding services. This was partially offset by a $5.7 million decrease in reimbursements from an affiliate related to CCAR expenses.

Occupancy expense was $23.5 million for the year ended December 31, 2017, an increase of $1.9 million or 9% as compared to the same period in 2016.  This increase was primarily due to a $1.6 million decrease in net sublease rental income and a $0.3 million increase in building maintenance expense. Occupancy expense was $21.6 million for the year ended December 31, 2016, an increase of $3.2 million or 17% from the same period in 2015. This increase was primarily due to a $1.4 million decrease in net sublease rental income and a $1.3 million increase in utilities expenses.

Equipment expense was $17.2 million for the year ended December 31, 2017, an increase of $0.3 million or 2% as compared to the same period in 2016.  Equipment expense was $16.9 million for the year ended December 31, 2016, an increase of $1.1 million or 7% from the same period in 2015.  This increase was primarily due to a $1.4 million increase in service contracts expense.

Regulatory assessment and fees were $14.9 million for the year ended December 31, 2017, an increase of $1.9 million or 15% as compared to the same period in 2016.  This increase was primarily due to twelve months under that change in the calculation of the FDIC insurance assessment and adoption of an additional surcharge, which resulted in a higher insurance rate, as well as a higher assessment base (i.e., average total assets), compared to only six months under the new calculation for the year ended December 31, 2016.  Regulatory assessment and fees were $13.0 million for the year ended December 31, 2016, an increase of $3.5 million or 37% from the same period in 2015. This increase was primarily due to a change in the calculation of the FDIC insurance assessment and adoption of an additional surcharge, which resulted in a higher insurance rate, as well as a higher assessment base.

Card rewards program expense was $23.4 million for the year ended December 31, 2017, an increase of $0.9 million or 4% as compared to the same period in 2016.  This increase was primarily due to a change in terms related to the expiration of our debit card reward points recorded during 2017. Card rewards program expense was $22.5 million for the year ended December 31, 2016, a decrease of $1.5 million or 6% from the same period in 2015. This decrease was primarily due to a change in terms related to the expiration of our debit card reward points recorded during the year ended December 31, 2016.

Other noninterest expense was $42.0 million for the year ended December 31, 2017, a decrease of $0.6 million or 1% as compared to the same period in 2016.  This decrease was primarily due to a $1.0 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.7 million decrease in expenses related to clean-up and repairs from severe weather which affected the Hawaiian Islands in 2016, a $0.4 million decrease in telephone expenses and a $0.4 million decrease in travel expenses. This was partially offset by a $1.2 million increase in software amortization expense and an $0.8 million increase in insurance expense as a result of higher rates due to our transition to a stand-alone public company.  Other noninterest expense was $42.6 million for the year ended December 31, 2016, an increase of $1.4 million or 3% as compared to the same period in 2015.  This increase was primarily due to a $1.0 million increase in expenses related to clean-up and repairs from severe weather which affected the Hawaiian Islands, a $0.9 million increase in software depreciation, a $0.5 million increase in operational losses and a $0.4 million increase in supplies related to chip-embedded credit cards. This was partially offset by a $1.9 million decrease in mortgage loan charges.

Provision for Income Taxes

The provision for income taxes was $184.7 million (reflecting an effective tax rate of 50.13%) for the year ended December 31, 2017, compared with a provision for income taxes of $141.7 million (reflecting an effective tax rate of 38.10%) for the same period in 2016.  The increase in the provision for income taxes was due to the impact of the Tax Act that was signed into law on December 22, 2017, which reduced the corporate tax rate from 35% to 21%. The reduction in the corporate tax rate required a one-time revaluation of certain tax-related assets, which resulted in the Company recording $47.6 million as additional income tax expense in the fourth quarter of 2017. Additional information about the provision for income taxes is presented in “Note 16. Income Taxes” in our consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 5 summarizes net income from our business segments for the years ended December 31, 2017, 2016 and 2015. Additional information about operating segment performance is presented in “Note 22. Reportable Operating Segments” in our consolidated financial statements.

Business Segment Net Income			Table 5
	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Retail Banking	$151,806	$182,443	$193,372
Commercial Banking	56,314	74,904	82,065
Treasury and Other	(24,438)	(27,169)	(61,657)
Total	$183,682	$230,178	$213,780

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

Net income for the Retail Banking segment was $151.8 million for the year ended December 31, 2017, a decrease of $30.6 million or 17% as compared to the same period in 2016. The decrease in net income for the Retail Banking segment was primarily due to a $28.6 million increase in the provision for income taxes, an $11.9 million increase in noninterest expense and a $3.7 million increase in the Provision, partially offset by a $14.4 million increase in net interest income. The increase in the provision for income taxes was primarily due to the Tax Act. The increase in noninterest expense was primarily due to higher allocated expenses, salaries and employee benefits expense, contracted services and professional fees, occupancy expense and regulatory assessment and fees. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and margins in our deposit portfolio. The increase in total assets for the Retail Banking segment was primarily due to strong residential real estate loan growth, reflective of the strong housing market and economic conditions in Hawaii during 2017.

Net income for the Retail Banking segment was $182.4 million for the year ended December 31, 2016, a decrease of $10.9 million or 6% as compared to the same period in 2015. The decrease in net income for the Retail Banking segment was primarily due to a $12.5 million increase in noninterest expense, a $10.4 million increase in the provision for income taxes and a $6.4 million decrease in noninterest income, partially offset by a $16.8 million increase in net interest income and a $1.5 million decrease in the Provision. The increase in noninterest expense was primarily due to higher allocated expenses, occupancy expense and regulatory assessment and fees, partially offset by lower mortgage loan charges. The decrease in noninterest income was primarily due to lower gains on the sale of mortgage loans, overdraft fees and mortgage investor loan fees. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and margins in our deposit portfolio. The increase in total assets for the Retail Banking segment was primarily due to strong loan growth, reflective of the economic conditions in Hawaii during 2016.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $56.3 million for the year ended December 31, 2017, a decrease of $18.6 million or 25% as compared to the same period in 2016. The decrease in net income for the Commercial Banking segment was primarily due to a $6.2 million increase in the Provision, a $5.0 million increase in noninterest expense, a $4.3 million decrease in net interest income and a $4.0 million increase in the provision for income taxes. The increase in noninterest expense was primarily due to higher allocated expenses, regulatory assessment and fees and card reward expenses, partially offset by lower operational losses. The decrease in net interest income was primarily due to higher allocated charges from credit cards and lower amortized loan origination fees. The increase in the provision for income taxes was primarily due to the Tax Act. The increase in total assets for the Commercial Banking segment was primarily due to growth in our commercial real estate portfolio, reflective of a strong real estate market in Hawaii during 2017.

Net income for the Commercial Banking segment was $74.9 million for the year ended December 31, 2016, a decrease of $7.2 million or 9% as compared to the same period in 2015 The decrease in net income for the Commercial Banking segment was primarily due to a $5.2 million decrease in noninterest income, a $2.0 million increase in the provision for income taxes and a $1.7 million increase in noninterest expense, partially offset by a $2.0 million increase in net interest income. The decrease in noninterest income was primarily due to a vendor bonus and gain on the sale of equipment in 2015 and a decrease in fees from servicing BOW credit cards beginning in November 2015, partially offset by higher customer-related interest rate swap fees and merchant services fees. The increase in net interest income was primarily due to higher average loan balances. The increase in noninterest expense was primarily due to higher regulatory assessment and fees, partially offset by a change in terms related to the expiration of our debit card reward points, which was recorded during the year ended December 31, 2016. The Commercial Banking segment also experienced an increase in total assets due to strong loan growth in 2016.

Treasury and Other.  Our Treasury and Other segment includes our treasury business, which consists of corporate asset and liability management activities, including interest rate risk management. The assets and liabilities (and related interest income and expense) of our treasury business consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short and long-term borrowings and bank-owned properties. Our primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer driven currency requests from merchants and island visitors and management of bank-owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing, and Corporate and Regulatory Administration) provide a wide range of support to our other income earning segments. Expenses incurred by these support units are charged to the applicable business segments through an internal cost allocation process.

Net loss for the Treasury and Other segment was $24.4 million for the year ended December 31, 2017, a decrease in net loss of $2.7 million or 10% as compared to the same period in 2016. The decrease in net loss was primarily due to a $27.1 million decrease in net interest expense and a $6.6 million decrease in noninterest expense, partially offset by a $20.5 million decrease in noninterest income and a $10.4 million decrease in the benefit for income taxes. The decrease in net interest expense was primarily due to higher earnings credits as a result of higher average balances in our loan portfolio and higher average balances and yields in our investment securities portfolio.  The decrease in noninterest expense was primarily due to lower allocated expenses and contracted services and professional fees, partially offset by higher salaries and employee benefits expense and occupancy expense. The decrease in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares in 2016, partially offset by gains on the sale of real estate. The decrease in the benefit for income taxes was primarily due to the Tax Act. The increase in total assets for the Treasury and Other segment was primarily due to an increase in investment securities.

Net loss for the Treasury and Other segment was $27.2 million for the year ended December 31, 2016, a decrease in net loss of $34.5 million or 56% as compared to the same period in 2015. The decrease in net loss was primarily due to an $18.5 million increase in noninterest income, an $11.5 million decrease in net interest expense and a  $4.2 million decrease in noninterest expense. The increase in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares and higher BOLI income. The decrease in net interest expense was primarily due to higher yields in our investment securities portfolio. The decrease in noninterest expense was primarily due to a decrease in allocated expenses, partially offset by higher salaries and employee benefits, equipment and occupancy expense. The decrease in total assets for the Treasury and Other segment was primarily due to a decrease in interest bearing deposits in other banks.

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

Liquidity is managed to ensure stable, reliable and cost effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements and off balance sheet funding commitments. We consider and comply with various regulatory and internal guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability and off balance sheet positions. The Company’s Asset Liability Management Committee (“ALCO”) monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2017 and December 31, 2016, cash and cash equivalents were $1.0 billion and $1.1 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $5.2 billion and $5.1 billion as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of both December 31, 2017 and December 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.8 years. Furthermore, as of December 31, 2017, we expect maturities and paydowns of approximately $877.5 million to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of December 31, 2017, we have borrowing capacity of $1.8 billion from the FHLB and $688.7 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost source of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.7 billion and $14.2 billion as of December 31, 2017 and December 31, 2016, which represented 83% and 85%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and dividends to be paid to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short-term borrowings, and the issuance of long term debt and equity securities.

Investment Securities

Table 6 presents the estimated fair value of our available-for-sale investment securities portfolio as of December 31, 2017 and December 31, 2016:

Investment Securities			Table 6
	December 31,
(dollars in thousands)	2017	2016	2015
U.S. Treasury securities	$392,255	$392,473	$499,976
Government-sponsored enterprises debt securities	242,601	242,667	95,824
Government agency mortgage-backed securities	351,390	185,663	55,982
Government-sponsored enterprises mortgage-backed securities	174,741	204,385	10,745
Non-government mortgaged-backed securities	—	—	157
Non-government asset-backed securities	—	12,583	95,310
Collateralized mortgage obligations:
Government agency	3,290,474	3,351,822	2,239,934
Government-sponsored enterprises	762,718	687,921	1,029,337
Debt securities issued by state and political subdivisions	20,479	—	—
Total available-for-sale securities	$5,234,658	$5,077,514	$4,027,265

Table 7 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of December 31, 2017:

Maturities and Weighted-Average Yield on Securities(1)											Table 7
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of December 31, 2017
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$306.5	1.15%	$97.9	1.84%	$—	—%	$404.4	1.32%	$392.3
Government-sponsored enterprises debt securities	35.0	2.80	50.0	1.69	164.7	2.04	—	—	249.7	2.08	242.6
Mortgage-Backed Securities:(2)
Government agency	39.7	2.49	151.9	2.58	95.8	2.56	69.5	2.54	356.9	2.56	351.4
Government-sponsored enterprises	34.0	2.11	89.6	2.14	39.3	2.11	15.8	2.05	178.7	2.12	174.7
Collateralized mortgage obligations:(2)
Government agency	622.9	1.97	1,810.8	2.02	778.2	2.08	155.3	2.12	3,367.2	2.03	3,290.5
Government-sponsored enterprises	145.9	1.91	450.3	1.95	176.1	1.94	7.6	1.67	779.9	1.94	762.7
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	20.5	3.28	20.5	3.28	20.5
Total available-for-sale securities as of December 31, 2017	$877.5	2.02%	$2,859.1	1.94%	$1,352.0	2.08%	$268.7	2.30%	$5,357.3	2.01%	$5,234.7

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $5.2 billion as of December 31, 2017, an increase of $157.1 million or 3% compared to December 31, 2016. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of December 31, 2017, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the consolidated balance sheets, with $4.1 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $392.3 million in U.S. Treasury securities, $242.6 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $526.1 million in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and $20.5 million in debt securities issued by state and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.2 million and $2.0 million as of December 31, 2017 and December 31, 2016, respectively. Gross unrealized losses in our investment securities portfolio were $122.9 million and $101.1 million as of December 31, 2017 and December 31, 2016. Lower unrealized gains and higher unrealized losses in our investment securities portfolio were primarily due to market interest rates increasing during the year ended December 31, 2017, relative to when the investment securities were purchased. The lower gross unrealized gain positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of December 31, 2017, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of December 31, 2017 and December 31, 2016, we held FHLB stock of $10.1 million which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in our consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories for each of the last five years:

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial and industrial	$3,135,266	$3,239,600	$3,057,455	$2,697,142	$2,758,545
Real estate:
Commercial	2,667,597	2,343,495	2,164,448	2,047,465	1,937,971
Construction	632,911	450,012	367,460	470,061	426,211
Residential	4,090,053	3,796,459	3,532,427	3,338,021	3,075,053
Total real estate	7,390,561	6,589,966	6,064,335	5,855,547	5,439,235
Consumer	1,586,476	1,510,772	1,401,561	1,226,603	1,079,034
Lease financing	165,066	180,040	198,679	244,298	250,508
Total loans and leases	$12,277,369	$11,520,378	$10,722,030	$10,023,590	$9,527,322

Total loans and leases were $12.3 billion as of December 31, 2017, an increase of $757.0 million or 7% from December 31, 2016 with increases in all categories except commercial and industrial and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.1 billion as of December 31, 2017, a decrease of $104.3 million or 3% from December 31, 2016. The decrease was primarily due to reductions in dealer flooring balances and paydowns in our Shared National Credits portfolio.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.7 billion as of December 31, 2017, an increase of $324.1 million or 14% from December 31, 2016. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $632.9 million as of December 31, 2017, an increase of $182.9 million or 41% from December 31, 2016 as new lending opportunities continue to result from strong residential and commercial construction activity.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on the London Interbank Offered Rate (“LIBOR”). Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.1 billion as of December 31, 2017, an increase of $293.6 million or 8% from December 31, 2016. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.6 billion as of December 31, 2017, an increase of $75.7 million or 5% from December 31, 2016. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contribute to a higher level of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $165.1 million as of December 31, 2017, a decrease of $15.0 million or 8% from December 31, 2016.

See “Note 4. Loans and Leases” in our consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” in MD&A for more information on our loan and lease portfolio.

Tables 9 and 10 present the geographic distribution of our loan and lease portfolio as of December 31, 2017 and 2016:

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2017
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,253,250	$1,645,357	$159,305	$77,354	$3,135,266
Real estate:
Commercial	1,810,675	488,782	366,237	1,903	2,667,597
Construction	385,442	213,761	33,708	—	632,911
Residential	3,940,316	2,704	147,033	—	4,090,053
Total real estate	6,136,433	705,247	546,978	1,903	7,390,561
Consumer	1,153,043	25,681	405,517	2,235	1,586,476
Lease financing	49,379	95,337	10,220	10,130	165,066
Total Loans and Leases	$8,592,105	$2,471,622	$1,122,020	$91,622	$12,277,369
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

(1)

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 10
	December 31, 2016
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,301,866	$1,679,681	$144,130	$113,923	$3,239,600
Real estate:
Commercial	1,670,718	361,157	311,620	—	2,343,495
Construction	306,138	128,583	15,291	—	450,012
Residential	3,649,844	6,650	139,965	—	3,796,459
Total real estate	5,626,700	496,390	466,876	—	6,589,966
Consumer	1,107,002	28,355	372,759	2,656	1,510,772
Lease financing	53,814	106,783	8,566	10,877	180,040
Total Loans and Leases	$8,089,382	$2,311,209	$992,331	$127,456	$11,520,378
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

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

Table 11 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of December 31, 2017:

Maturities for Selected Loan Categories(1)				Table 11
	December 31, 2017
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,329,502	$1,404,264	$401,500	$3,135,266
Real estate - construction	138,508	228,555	265,848	632,911
Total Loans and Leases	$1,468,010	$1,632,819	$667,348	$3,768,177

Total of loans due after one year with:
Fixed interest rates		$239,378	$107,223	$346,601
Variable interest rates		1,393,441	560,125	1,953,566
Total Loans and Leases		$1,632,819	$667,348	$2,300,167

(1)	Based on contractual maturities.

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

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 12 presents information on our non-performing assets and accruing loans and leases past due 90 days or more for each of the last five years:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More					Table 12
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$2,932	$2,730	$3,958	$2,871	$3,312
Real estate - commercial	1,786	—	138	2,429	1,587
Real estate - construction	—	—	—	1,556	6,279
Lease financing	—	153	181	187	—
Total Commercial Loans	4,718	2,883	4,277	7,043	11,178
Residential	5,107	6,547	12,344	16,850	19,827
Total Non-Accrual Loans and Leases	9,825	9,430	16,621	23,893	31,005
Other Real Estate Owned	329	329	154	4,364	2,177
Total Non-Performing Assets	$10,154	$9,759	$16,775	$28,257	$33,182

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$220	$449	$2,496	$—	$131
Real estate - commercial	1,400	—	161	—	—
Lease financing	—	83	174	—	—
Total Commercial Loans	1,620	532	2,831	—	131
Residential	1,360	866	737	1,874	1,048
Consumer	1,394	1,870	1,454	1,784	1,872
Total Accruing Loans and Leases Past Due 90 Days or More	$4,374	$3,268	$5,022	$3,658	$3,051

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	34,130	44,496	28,351	35,589	33,681
Total Loans and Leases	$12,277,369	$11,520,378	$10,722,030	$10,023,590	$9,527,322

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.08%	0.16%	0.24%	0.33%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.08%	0.08%	0.16%	0.28%	0.35%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.12%	0.11%	0.20%	0.32%	0.38%

Table 13 presents the activity in Non-Performing Assets (“NPAs”) for the years ended December 31, 2017 and 2016:

Non-Performing Assets		Table 13
	Year Ended December 31,
(dollars in thousands)	2017	2016
Balance at beginning of year	$9,759	$16,775
Additions	5,692	3,205
Reductions
Payments	(1,902)	(6,831)
Return to accrual status	(1,896)	(2,065)
Sales of other real estate owned	(775)	(884)
Charge-offs/write-downs	(724)	(441)
Total Reductions	(5,297)	(10,221)
Balance at End of Year	$10,154	$9,759

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

Total NPAs were $10.2 million as of December 31, 2017, an increase of $0.4 million or 4% from December 31, 2016. The ratio of our NPAs to total loans and leases and other real estate owned was 0.08% as of December 31, 2017, unchanged from December 31, 2016. The increase in total NPAs was primarily due to a $1.8 million increase in commercial real estate loans partially offset by a decrease of $1.4 million decrease in residential real estate non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2017, residential real estate non-accrual loans were $5.1 million, a decrease of $1.4 million or 22% from December 31, 2016. As of December 31, 2017, our residential real estate non-accrual loans were comprised of 36 loans with a weighted average current loan-to-value (“LTV”) ratio of 71%.

Commercial and industrial non-accrual loans were $2.9 million as of December 31, 2017, an increase of $0.2 million or 7% from December 31, 2016.  All of our commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.9 million in charge-offs related to these loans.

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

Loans and leases past due 90 days or more and still accruing interest were $4.4 million as of December 31, 2017, an increase of $1.1 million or 34% as compared to December 31, 2016. Commercial real estate loans that were past due 90 days or more and still accruing interest increased by $1.4 million from December 31, 2016. This was partially offset by decreases in delinquencies in our consumer, commercial and industrial and lease financing portfolios.

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

Impaired loans were $45.3 million and $59.4 million as of December 31, 2017 and 2016, respectively. These impaired loans had a related Allowance of $0.5 million and $1.1 million as of December 31, 2017 and 2016, respectively. The decrease in impaired loans during 2017 was primarily due to a net decrease of two commercial and industrial loans totaling $6.5 million, a net increase of three commercial real estate loans that resulted in a net decrease of $1.1 million and a net decrease of nine residential real estate loans totaling $2.1 million. The balance of impaired loans was also affected by charge-offs and paydowns. As of December 31, 2017 and 2016, we recorded charge-offs of $1.5 million and $2.0 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2017 had been accrued under the original terms, approximately $0.3 million in additional interest income would have been recorded in the year ended December 31, 2017 and approximately $0.3 million in additional interest income would have been recorded for 2016. Actual interest income recorded on these loans was $2.3 million for the year ended December 31, 2017 and $3.5 million for the year ended December 31, 2016.

Loans Modified in a Troubled Debt Restructuring

Table 14 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of December 31, 2017 and 2016:

Loans Modified in a Troubled Debt Restructuring		Table 14
	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$15,251	$24,842
Real estate - commercial	8,850	12,546
Total commercial	24,101	37,388
Residential	12,394	13,813
Total	$36,495	$51,201

Loans modified in a TDR were $36.5 million as of December 31, 2017, a net decrease of $14.7 million or 29% from 2016. This decrease was primarily due to the net reduction of three commercial and industrial loans totaling $6.9 million, one paid off commercial real estate loan of  $2.9 million and the net reduction of four residential real estate loans totaling $1.0 million. This was further decreased by charge-offs and paydowns on existing loans. As of December 31, 2017, $34.1 million or 94% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See ‘‘Note 5. Allowance for Loan and Lease Losses’’ in our consolidated financial statements for more information and a description of the modification programs that we currently offer to our customers.

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2017 and 2016 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 15 presents an analysis of our Allowance for the years indicated:

Allowance for Loan and Lease Losses					Table 15
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance at Beginning of Year	$135,494	$135,484	$134,799	$133,239	$130,279
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(1,519)	(348)	(866)	(2,298)	(1,051)
Commercial real estate	—	—	—	—	(3)
Lease financing	(147)	—	—	—	(9)
Total Commercial Loans	(1,666)	(348)	(866)	(2,298)	(1,063)
Residential	(408)	(799)	(618)	(1,086)	(4,075)
Consumer	(23,851)	(18,791)	(18,312)	(15,291)	(14,663)
Total Loans and Leases Charged-Off	(25,925)	(19,938)	(19,796)	(18,675)	(19,801)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	844	251	940	1,387	422
Real estate - commercial	596	3,329	1,115	207	154
Construction	—	—	—	—	1,178
Lease financing	—	2	3	57	18
Total Commercial Loans	1,440	3,582	2,058	1,651	1,772
Residential	687	1,358	2,198	1,470	1,789
Consumer	7,057	6,408	6,325	6,014	7,000
Total Recoveries on Loans and Leases Previously Charged-Off	9,184	11,348	10,581	9,135	10,561
Net Loans and Leases Charged-Off	(16,741)	(8,590)	(9,215)	(9,540)	(9,240)
Provision for Loan and Lease Losses	18,500	8,600	9,900	11,100	12,200
Balance at End of Year	$137,253	$135,494	$135,484	$134,799	$133,239
Average Loans and Leases Outstanding	$11,944,596	$11,175,213	$10,297,834	$9,675,143	$9,190,354
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.14%	0.08%	0.09%	0.10%	0.10%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.12%	1.18%	1.26%	1.34%	1.40%

Tables 16 and 17 present the allocation of the Allowance by loan category, in both dollars and as a percentage of total loans and leases outstanding as of the dates indicated:

Allocation of the Allowance by Loan and Lease Category	Table 16
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial and industrial	$34,006	$33,129	$34,025	$31,835	$34,026
Real estate - commercial	18,044	18,448	18,489	16,320	16,606
Real estate - construction	6,817	4,513	3,793	4,725	4,702
Lease financing	611	847	888	1,089	1,078
Total commercial	59,478	56,937	57,195	53,969	56,412
Residential	42,852	43,436	46,099	44,858	42,028
Consumer	31,249	28,388	28,385	27,041	25,589
Unallocated	3,674	6,733	3,805	8,931	9,210
Total Allowance for Loan and Lease Losses	$137,253	$135,494	$135,484	$134,799	$133,239

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)										Table 17
	December 31,
	2017		2016		2015		2014		2013
	Allocated	Loan category	Allocated	Loan category	Allocated	Loan category	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total	Allowance as	as % of total	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and	% of loan or	loans and	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases	lease category	leases	lease category	leases	lease category	leases
Commercial and industrial	1.08%	25.54%	1.02%	28.12%	1.11%	28.52%	1.18%	26.91%	1.23%	28.95%
Real estate - commercial	0.68	21.73	0.79	20.34	0.85	20.19	0.80	20.43	0.86	20.34
Real estate - construction	1.08	5.16	1.00	3.91	1.03	3.43	1.01	4.69	1.10	4.47
Lease financing	0.37	1.34	0.47	1.56	0.45	1.85	0.45	2.44	0.43	2.63
Total commercial	0.90	53.77	0.92	53.93	0.99	53.99	0.99	54.47	1.05	56.39
Residential	1.05	33.31	1.14	32.96	1.31	32.94	1.34	33.29	1.37	32.28
Consumer	1.97	12.92	1.88	13.11	2.03	13.07	2.20	12.24	2.37	11.33
Total	1.12%	100.00%	1.18%	100.00%	1.26%	100.00%	1.34%	100.00%	1.40%	100.00%

As of December 31, 2017, the Allowance was $137.3 million or 1.12% of total loans and leases outstanding, compared with an Allowance of $135.5 million or 1.18% of total loans and leases outstanding as of December 31, 2016. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $16.7 million or 0.14% of total average loans and leases outstanding for the year ended December 31, 2017 compared to $8.6 million or 0.08% for 2016.  Net charge-offs in our commercial lending portfolio were $0.2 million for the year ended December 31, 2017 compared to net recoveries of $3.2 million for 2016. Our net recovery position in 2016 was primarily due to a $3.2 million recovery on a previously charged-off commercial real estate loan. Net recoveries in our residential lending portfolio were $0.3 million for the year ended December 31, 2017 compared to net recoveries of $0.6 million for 2016. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $16.8 million for the year ended December 31, 2017 compared to net charge-offs of $12.4 million for 2016. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2017 and 2016 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of December 31, 2017, the allocation of the Allowance to our commercial loans increased by $2.5 million or 4.5% from 2016. As of December 31, 2017, the allocation of the Allowance to our residential real estate loan portfolio decreased by $0.6 million or 1.3% from 2016. In the fourth quarter of 2017, loss emergence periods used for estimating loss rates were increased, resulting in increased allocations for selected portfolio segments, which included commercial and industrial, commercial real estate, construction and residential real estate loans. Also, we review qualitative factors periodically to reflect changing conditions, which resulted in the net decrease in the allocation for residential real estate loans.

See “Note 5. Allowance for Loan and Lease Losses” in our consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both December 31, 2017 and December 31, 2016. Our goodwill originated from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the year ended December 31, 2017. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $355.3 million as of December 31, 2017, a decrease of $7.5 million or 2% from December 31, 2016.  This decrease was primarily due to a decrease in deferred tax assets of $43.1 million of which $33.4 million was due to an intercompany settlement of estimated taxes in April 2017, partially offset by a $39.3 million increase in affordable housing and other tax credit investment partnership interest.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 18 presents the composition of our deposits as of December 31, 2017 and December 31, 2016:

Deposits		Table 18
	December 31,
(dollars in thousands)	2017	2016
Demand	$6,126,853	$5,992,617
Savings	4,509,419	4,609,306
Money Market	2,801,968	2,454,013
Time	4,173,882	3,738,596
Total Deposits(1)	$17,612,122	$16,794,532

(1)	Public deposits were $2.4 billion and $2.2 billion as of December 31, 2017 and 2016, respectively.

Total deposits were $17.6 billion as of December 31, 2017, an increase of $817.6 million or 5% from December 31, 2016. Increases in money market, time and demand deposit balances were partially offset by a decrease in the savings deposit balance as customers shifted balances to higher earning products. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts (defined as all deposits excluding time deposits in excess of $250,000) generally deepens and extends the length of customer relationships.

Table 19 presents the amount of time deposits of $100,000 or more issued by the Company, further segregated by time remaining until maturity as of December 31, 2017:

			Table 19
(dollars in thousands)	Domestic	Foreign	Total
Three months or less	$1,828,504	$51,267	$1,879,771
Over three through twelve months	1,058,252	63,383	1,121,635
Over one year through three years	239,618	34,448	274,066
Over three years	96,053	37,420	133,473
Total	$3,222,427	$186,518	$3,408,945

Securities Sold Under Agreements to Repurchase

We had no securities sold under agreements to repurchase (“repurchase agreements”) as of December 31, 2017. As of December 31, 2016, we had $9.2 million in repurchase agreements, which are reflected as short-term borrowings in the consolidated balance sheets. All of our repurchase agreements as of December 31, 2016 were either with the State of Hawaii or counties within the State of Hawaii. Balances in repurchase agreements fluctuate throughout the year based on the liquidity needs of our customers. See “Note 10. Short Term Borrowings” in our consolidated financial statements for more information.

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

Pension and postretirement benefit plan obligations, net of pension plan assets was $120.2 million as of December 31, 2017, a decrease of $1.1 million or 1% from December 31, 2016. The balance as of December 31, 2017 included retirement benefits payable of $134.2 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $14.0 million.

See “Note 15. Benefit Plans” in our consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2017 and 2016, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $177.3 million to Japan and $151.9 million to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets. As of December 31, 2015, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total consolidated assets.

Capital

In July 2013, the federal bank regulators approved the Capital Rules, implementing the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for the Bank on January 1, 2015. The Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The Capital Rules, among other things, (i) introduce a new capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

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

As of December 31, 2017, our capital levels remained characterized as ‘‘well capitalized’’ under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 20 below. There have been no conditions or events since December 31, 2017 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 20
	December 31,
(dollars in thousands)	2017	2016
Stockholders' Equity	$2,532,551	$2,476,485
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(96,383)	(88,011)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,633,442	$1,569,004
Add:
Allowable Reserve for Loan and Lease Losses	137,853	136,094
Total Capital	$1,771,295	$1,705,098
Risk-Weighted Assets	$13,120,542	$12,307,895

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.45%	12.75%
Tier 1 Capital Ratio	12.45%	12.75%
Total Capital Ratio	13.50%	13.85%
Tier 1 Leverage Ratio	8.52%	8.36%

Total stockholders’ equity was $2.5 billion as of December 31, 2017, an increase of $56.1 million or 2% from December 31, 2016. The change in stockholders’ equity was primarily due to earnings for the year ended December 31, 2017 of $183.7 million partially offset by cash dividends paid of $122.8 million during the year ended December 31, 2017 to the Company’s shareholders.

In January 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share on our outstanding shares. The dividend is to be paid on March 9, 2018 to shareholders of record at the close of business on February 26, 2018.

Off‑Balance Sheet Arrangements and Guarantees

Off‑Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2017 and 2016, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.3 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2017, there were no repurchases or pending repurchase requests of residential mortgage loans.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2017, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2017.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2017, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2017, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows:

Contractual Obligations					Table 21
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time Deposits	$3,486,040	$447,036	$240,680	$126	$4,173,882
Long-Term Debt	8	17	9	—	34
Non-Cancelable Operating Leases	6,801	12,486	6,860	18,004	44,151
Postretirement Benefit Contributions	1,292	2,789	2,983	8,546	15,610
Purchase Obligations	34,524	12,560	2,350	375	49,809
Total Contractual Obligations	$3,528,665	$474,888	$252,882	$27,051	$4,283,486

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

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2017 and 2016 were $141.3 million and $137.1 million, respectively. The increase in UTB was primarily due to additions related to previously identified tax positions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2017 and 2016, $5.2 billion or 26%  and $5.1 billion or 26%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third party pricing service. These investments in debt securities and asset backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2017 and 2016, $20.5 million or less than 1% and $31.2 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2017 and 2016,  $15.1 million and $23.7 million, respectively, was classified in Level 2 of the fair value hierarchy and $5.4 million and $7.5 million, respectively, was classified in Level 3 of the fair value hierarchy. As of December 31, 2017 and 2016, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion ratio to its publicly traded Visa Class A shares.

Our third party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third party pricing service:

(1)

Our third party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. During the year ended December 31, 2017, there were no transfers of securities within the fair value hierarchy.

(2)

On a monthly basis, management reviews the pricing information received from our third party pricing service. This review process includes a comparison to non-binding third party broker quotes, as well as a review of market related conditions impacting the information provided by our third party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid ask spread in the brokered markets. As of December 31, 2017, management did not make adjustments to prices provided by our third party pricing service as a result of illiquid or inactive markets.

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

Our determination of the pension and postretirement benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out flows for benefit payments and cash inflows for maturities and return on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to our financial condition or results of operations. The discount rate assumption is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate assumption used to value the present value of future benefit obligations as of each year end is the rate used to determine the net periodic benefit cost for the following year.

See "Note 15. Benefit Plans" contained in our consolidated financial statements for more information on pension and postretirement benefit obligations.

Income Taxes

In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our consolidated statements of income and balance sheets.

For example, on December 22, 2017, President Trump signed into law the Tax Act. The Tax Act makes many significant amendments to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including reducing the statutory rate of U.S. federal corporate income tax from 35% to 21%. The reduction in the corporate tax rate under the Tax Act required a one-time revaluation of certain of our tax-related assets. As such, we recorded approximately $47.6 million of additional income tax expense in our consolidated statements of income in the fourth quarter of 2017. Our revaluation of our deferred tax assets is subject to further clarifications of the Tax Act that cannot be estimated at this time. The revaluation of our deferred tax assets may vary materially from the amount recorded.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2017 and 2016, our liabilities for UTBs were $141.3 million and $137.1 million, respectively. See "Note 16. Income Taxes" contained in our consolidated financial statements for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2017, see "Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements" to the consolidated financial statements for more information.

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

Residential real estate is not further categorized into classes, but consists of loans secured by 1-4 family residential properties and home equity lines of credit and loans. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $300,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt to income ratios, LTV ratios and credit scores.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of December 31, 2017 and 2016, we did not have material exposures to customers in the oil, gas and energy industries.

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

Market Risk Measurement

We primarily use net interest income simulation analysis to measure and analyze interest rate risk. We run various hypothetical interest rate scenarios on a quarterly basis and compare these results against a measured base case scenario. Our net interest income simulation analysis incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results. These assumptions include: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market rate sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios and (6) overall increase or decrease in the size of the balance sheet and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset liability management strategies to manage our interest rate risk.

Table 22 presents, for the twelve months subsequent to December 31, 2017, 2016 and 2015, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast, incorporating expected changes in the balance sheet, and 2) a static forecast, where the balance sheet as of December 31, 2017, 2016 and 2015 is held constant.

Net Interest Income Sensitivity Profile						Table 22
	As of December 31, 2017		As of December 31, 2016		As of December 31, 2015
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Immediate Change in Interest Rates (basis points)
+200	6.3%	10.9%	8.6%	11.9%	8.7%	11.0%
+100	3.8	5.5	4.5	5.8	6.0	6.7
(100)	(4.8)	(4.8)	(6.0)	(6.8)	(6.7)	(7.1)

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

Under the dynamic balance sheet forecasts, the change in net interest income from the base case scenario as of December 31, 2017 was generally lower or less sensitive as compared to similar projections made as of December 31, 2016 and 2015. This was, in part, due to our larger fixed rate investment securities portfolio as well as our larger fixed rate residential real estate loan portfolio as of December 31, 2017 compared to December 31, 2016 and 2015. Generally, fixed rate investment securities and loan portfolios will not reprice as quickly in response to changes in market interest rates.

Under the static balance sheet forecasts, larger sensitivities are generally experienced under all scenarios as expected changes in the deposit mix are not reflected in the forecast over the next twelve months.

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

Selected Quarterly Financial Data (Unaudited)

								Table 23
	2017				2016
(dollars in thousands,	Quarters Ended				Quarters Ended
except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Interest income	$148,558	$145,270	$140,019	$136,921	$138,313	$129,334	$127,061	$123,812
Interest expense	13,672	11,951	8,765	7,576	7,063	6,651	6,634	6,500
Net interest income	134,886	133,319	131,254	129,345	131,250	122,683	120,427	117,312
Provision for loan and lease losses	5,100	4,500	4,400	4,500	3,900	2,100	1,900	700
Noninterest income(1)(5)	54,324	49,664	50,558	51,059	50,984	50,734	48,508	75,811
Noninterest expense(2)(5)	89,850	84,784	86,929	85,991	84,466	84,848	80,610	87,356
Income before income taxes	94,260	93,699	90,483	89,913	93,868	86,469	86,425	105,067
Provision for income taxes(3)	82,576	35,336	33,588	33,173	37,316	33,234	31,565	39,536
Net income	$11,684	$58,363	$56,895	$56,740	$56,552	$53,235	$54,860	$65,531

Per share information:
Earnings Per Common Share - Basic	$0.08	$0.42	$0.41	$0.41	$0.41	$0.38	$0.39	$0.47
Earnings Per Common Share - Diluted	$0.08	$0.42	$0.41	$0.41	$0.41	$0.38	$0.39	$0.47
Cash dividends declared per common share	$0.22	$0.22	$0.22	$0.22	$0.20	$0.20	$0.22	$-
Common share price:
High	$30.85	$31.48	$31.34	$35.32	$35.47	$27.97	N/A	N/A
Low	$27.34	$26.30	$26.96	$28.66	$25.80	$24.25	N/A	N/A
Quarter-end	$29.18	$30.29	$30.62	$29.92	$34.82	$26.86	N/A	N/A

Performance Ratios:
Return on average tangible stockholders' equity (non-GAAP)(4)	2.94%	14.76%	14.89%	15.41%	14.88%	14.02%	14.75%	14.86%
Return on average tangible assets (non-GAAP)(4)	0.24%	1.21%	1.22%	1.23%	1.20%	1.16%	1.23%	1.44%
Efficiency ratio(5)	47.47%	46.33%	47.81%	47.66%	46.35%	48.92%	47.71%	45.23%
Net interest margin	2.99%	2.96%	3.02%	3.00%	2.99%	2.87%	2.88%	2.77%

(1)

Noninterest income for the quarter ended December 31, 2017 included $4.3 million related to the gains on sale of real estate. Noninterest income for the quarter ended March 31, 2016 included investment securities gains, net of $22.7 million related to the sale of Visa Class B restricted shares.

(2)

Noninterest expense for the quarter ended December 31, 2017 included $3.7 million related to salaries and benefits to employees due to the benefits from the Tax Act being passed in December 2017. Noninterest expense for the quarter ended March 31, 2016 included $2.5 million related to one-time expenses incurred in connection with our IPO.

(3)	Provision for income taxes for the quarter ended December 31, 2017 included $47.6 million due to the impact of the Tax Act that was signed into law in December 2017.
(4)

Return on average tangible stockholders’ equity and return on average tangible assets are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible stockholders’ equity and return on average tangible assets, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

(5)

Subsequent to the issuance of the Company’s interim consolidated financial statements as of September 30, 2017, the Company’s management determined that certain expenses related to the card rewards program were incorrectly offset against credit and debit card fee income and credit card interchange assessment fees were incorrectly classified in card rewards program expenses versus credit and debit card fee income in the interim condensed consolidated statements of income for September 30, 2017, June 30, 2017, March 31, 2017 and each of the quarterly periods in the year ended December 31, 2016. Certain noninterest income and noninterest expense amounts have been revised from the amounts previously reported to correct the classification errors. There was no change to net income or earnings per share as previously reported as a result of these errors. Management has evaluated the materiality of these errors on its prior period financial statements from a quantitative and qualitative perspective, and has concluded that these errors were not material to any prior annual or interim period. For further information, see Note 1 to the Company’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

The amounts on prior period financial information that have been revised are summarized below:

	2017			2016
	Quarters Ended			Quarters Ended
(dollars in thousands)	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Income Statement Data:(a)
Noninterest income as previously reported	$48,535	$48,870	$49,407	$49,021	$48,690	$46,371	$73,519
Reclassification	1,129	1,688	1,652	1,963	2,044	2,137	2,292
Noninterest income as revised	$49,664	$50,558	$51,059	$50,984	$50,734	$48,508	$75,811

Noninterest expense as previously reported	$83,655	$85,241	$84,339	$82,503	$82,804	$78,473	$85,064
Reclassification	1,129	1,688	1,652	1,963	2,044	2,137	2,292
Noninterest expense as revised	$84,784	$86,929	$85,991	$84,466	$84,848	$80,610	$87,356

Performance Ratios:(a)
Efficiency ratio as previously reported	46.00%	47.32%	47.18%	45.76%	48.31%	47.04%	44.57%
Reclassification	0.33%	0.49%	0.48%	0.59%	0.61%	0.67%	0.66%
Efficiency ratio as revised	46.33%	47.81%	47.66%	46.35%	48.92%	47.71%	45.23%

(a)	For the three months ended December 31, 2017, the reclassification increased both noninterest income and noninterest expense by $1.7 million and increased the efficiency ratio by 48 basis points.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and Subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2018

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015
Interest income
Loans and lease financing	$462,675	$428,419	$405,702
Available-for-sale securities	102,272	83,019	73,615
Other	5,821	7,082	4,529
Total interest income	570,768	518,520	483,846
Interest expense
Deposits	41,944	26,650	22,314
Short-term borrowings and long-term debt	20	198	207
Total interest expense	41,964	26,848	22,521
Net interest income	528,804	491,672	461,325
Provision for loan and lease losses	18,500	8,600	9,900
Net interest income after provision for loan and lease losses	510,304	483,072	451,425
Noninterest income
Service charges on deposit accounts	35,807	37,392	40,058
Credit and debit card fees	64,049	65,262	64,916
Other service charges and fees	34,063	35,355	38,641
Trust and investment services income	30,485	29,440	29,671
Bank-owned life insurance	13,283	15,021	9,976
Investment securities gains, net	—	27,277	12,321
Other	27,918	16,290	23,528
Total noninterest income	205,605	226,037	219,111
Noninterest expense
Salaries and employee benefits	175,351	169,233	170,233
Contracted services and professional fees	45,011	45,345	42,663
Occupancy	23,485	21,606	18,401
Equipment	17,247	16,912	15,836
Regulatory assessment and fees	14,907	12,972	9,490
Advertising and marketing	6,191	6,127	5,472
Card rewards program	23,363	22,459	23,969
Other	41,999	42,626	41,245
Total noninterest expense	347,554	337,280	327,309
Income before provision for income taxes	368,355	371,829	343,227
Provision for income taxes	184,673	141,651	129,447
Net income	$183,682	$230,178	$213,780
Basic earnings per share	$1.32	$1.65	$1.53
Diluted earnings per share	$1.32	$1.65	$1.53
Dividends declared per share	$0.88	$0.62	$—
Basic weighted-average outstanding shares	139,560,305	139,487,762	139,459,620
Diluted weighted-average outstanding shares	139,656,993	139,492,608	139,459,620

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net income	$183,682	$230,178	$213,780
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on pensions and other benefits	4,291	(3,354)	8,986
Net unrealized losses on investment securities	(14,159)	(34,852)	(9,573)
Net unrealized gains on cash flow derivative hedges	1,496	1,454	785
Other comprehensive (loss) income	(8,372)	(36,752)	198
Total comprehensive income	$175,310	$193,426	$213,978

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share amount)	2017	2016
Assets
Cash and due from banks	$367,084	$253,827
Interest-bearing deposits in other banks	667,560	798,231
Investment securities	5,234,658	5,077,514
Loans held for sale	556	—
Loans and leases	12,277,369	11,520,378
Less: allowance for loan and lease losses	137,253	135,494
Net loans and leases	12,140,116	11,384,884

Premises and equipment, net	289,215	300,788
Other real estate owned and repossessed personal property	329	329
Accrued interest receivable	47,987	41,971
Bank-owned life insurance	438,010	429,209
Goodwill	995,492	995,492
Other intangible assets	13,196	16,809
Other assets	355,258	362,775
Total assets	$20,549,461	$19,661,829
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,485,269	$10,801,915
Noninterest-bearing	6,126,853	5,992,617
Total deposits	17,612,122	16,794,532
Short-term borrowings	—	9,151
Long-term debt	34	41
Retirement benefits payable	134,218	132,904
Other liabilities	270,536	248,716
Total liabilities	18,016,910	17,185,344

Commitments and contingent liabilities (Notes 14 and 18)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,599,454 / 139,588,782 as of December 31, 2017; issued and outstanding: 139,530,654 as of December 31, 2016)	1,396	1,395
Additional paid-in capital	2,488,643	2,484,251
Retained earnings	139,177	78,850
Accumulated other comprehensive loss, net	(96,383)	(88,011)
Treasury stock (10,672 shares as of December 31, 2017 and nil as of December 31, 2016)	(282)	—
Total stockholders' equity	2,532,551	2,476,485
Total liabilities and stockholders' equity	$20,549,461	$19,661,829

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other
	Net	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Investment	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2014	$2,726,497	139,459,620	$—	$—	$—	$(51,457)	$—	$2,675,040
Net income	213,780	—	—	—	—	—	—	213,780
Distributions	(164,228)	—	—	—	—	—	—	(164,228)
Contributions	12,151	—	—	—	—	—	—	12,151
Other comprehensive income, net of tax	—	—	—	—	—	198	—	198
Balance as of December 31, 2015	$2,788,200	139,459,620	$—	$—	$—	$(51,259)	$—	$2,736,941
Net income prior to reorganization on April 1, 2016	65,531	—	—	—	—	—	—	65,531
Distributions prior to reorganization on April 1, 2016	(363,624)	—	—	—	—	—	—	(363,624)
Recapitalization of First Hawaiian, Inc.	(2,490,107)	—	1,395	2,488,712	—	—	—	—
Net income	—	—	—	—	164,647	—	—	164,647
Cash dividends declared ($0.62 per share)	—	—	—	—	(85,797)	—	—	(85,797)
Equity-based awards	—	71,034	—	4,360	—	—	—	4,360
Contributions	—	—	—	61,992	—	—	—	61,992
Distributions	—	—	—	(70,813)	—	—	—	(70,813)
Other comprehensive loss, net of tax	—	—	—	—	—	(36,752)	—	(36,752)
Balance as of December 31, 2016	$—	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$—	$2,476,485
Net income	—	—	—	—	183,682	—	—	183,682
Cash dividends declared ($0.88 per share)	—	—	—	—	(122,810)	—	—	(122,810)
Common stock issued under Employee Stock Purchase Plan	—	15,961	—	528	—	—	—	528
Equity-based awards	—	42,167	1	5,982	(545)	—	(282)	5,156
Distributions	—	—	—	(2,118)	—	—	—	(2,118)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,372)	—	(8,372)
Balance as of December 31, 2017	$—	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$183,682	$230,178	$213,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	18,500	8,600	9,900
Depreciation, amortization and accretion, net	62,019	52,176	25,675
Deferred income taxes	58,916	3,318	(15,587)
Stock-based compensation	5,292	4,507	—
Net gains on sale of real estate	(6,922)	—	—
Other gains	(210)	(51)	(2,514)
Originations of loans held for sale	—	—	(160,481)
Proceeds from sales of loans held for sale	—	—	167,215
Net gains on sales of loans held for sale	(16)	—	(3,650)
Net gains on investment securities	—	(27,277)	(12,321)
Change in assets and liabilities:
Net increase in other assets	(42,359)	(49,571)	(79,942)
Net (decrease) increase in other liabilities	(9,128)	(1,787)	528
Net cash provided by operating activities	269,774	220,093	142,603
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	888,700	1,187,912	1,394,433
Proceeds from sales	—	832,891	2,471,753
Purchases	(1,088,417)	(3,108,687)	(2,916,767)
Other investments:
Proceeds from sales	15,517	23,203	40,712
Purchases	(20,487)	(26,334)	(33,880)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(750,917)	(801,973)	(704,224)
Proceeds from sales of loans originated for investment	9,711	291	—
Purchases of loans	(26,626)	—	—
Proceeds from bank-owned life insurance	4,482	10,357	—
Purchases of premises, equipment and software	(10,068)	(15,541)	(19,119)
Proceeds from sales of premises and equipment	8,139	71	3,214
Proceeds from sales of other real estate owned	929	1,031	7,620
Other	(2,044)	94	90
Net cash (used in) provided by investing activities	(971,081)	(1,896,685)	243,832
Cash flows from financing activities
Net increase in deposits	817,590	732,608	1,336,545
Net decrease in short-term borrowings	(9,151)	(207,000)	(170,000)
Repayment of long-term debt	(10)	(10)	(10)
Dividends paid	(122,810)	(85,797)	—
Distributions paid	(2,118)	(361,200)	(164,228)
Stock tendered for payment of withholding taxes	(136)	(146)	—
Proceeds from employee stock purchase plan	528	—	—
Net cash provided by financing activities	683,893	78,455	1,002,307
Net (decrease) increase in cash and cash equivalents	(17,414)	(1,598,137)	1,388,742
Cash and cash equivalents at beginning of year	1,052,058	2,650,195	1,261,453
Cash and cash equivalents at end of year	$1,034,644	$1,052,058	$2,650,195

Supplemental disclosures
Interest paid	$36,633	$25,870	$22,086
Income taxes paid, net of income tax refunds	145,072	190,387	187,100
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	759	1,056	2,470
Transfers from loans and leases to (from) loans held for sale	10,251	(291)	(3,260)
Derivative liability entered into in connection with sale of investment securities	—	8,828	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHI is a majority-owned, indirect subsidiary of BNP Paribas (“BNPP”), a financial institution based in France.

FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2017, FHB was the largest bank in Hawaii in terms of total assets, loans and leases and deposits. FHB has 62 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

The accounting and reporting principles of First Hawaiian, Inc. and Subsidiary (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s common stock. BNPP continued to beneficially own approximately 62% of FHI's common stock outstanding as of December 31, 2017.

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

Variable Interest Entities

A variable interest entity (“VIE”) is a legal entity that lacks the ability to financially support its activities or whose equity investors lack the ability to control its activities or absorb profits and losses proportionately with their investment in the entity. The primary beneficiary consolidates the variable interest entity (“VIE”). The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

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

Unfunded commitments to fund these low-income housing partnerships were $35.1 million as of December 31, 2017. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheet.

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

Cash and Due from Banks

Cash and due from banks include amounts due from other financial institutions as well as in‑transit clearings. Because amounts due from other financial institutions often exceed the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, the Company evaluates the credit risk of these institutions through periodic review of their financial condition and regulatory capital position. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to maintain reserves with the Federal Reserve Bank of San Francisco (“FRB”) based on the amount of deposits held. The average amount of cash reserves required was $52.5 million, $48.9 million and $38.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. All amounts are readily convertible to cash and have maturities of less than 90 days.

Interest‑bearing Deposits in Other Banks

Interest‑bearing deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits. Interest income is recorded when earned and presented within other interest income in the Company’s consolidated statements of income.

Investment Securities

As of December 31, 2017, investment securities were comprised of debt, mortgage‑backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government‑sponsored enterprises and general obligation bonds issued by municipalities in the State of Hawaii. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. All investment securities transactions are recorded on a trade‑date basis. All of the Company’s securities were categorized as available-for-sale and consisted of debt securities which the Company has the intent and ability to hold for the foreseeable future but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons. Available‑for‑sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method. Investment securities are evaluated for other‑than‑temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation.

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

Troubled Debt Restructurings

A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company offers various types of concessions when modifying a loan, including term extensions, temporary deferral of principal and temporary interest rate reductions. However, forgiveness of principal is rarely granted. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. However, if the borrower’s ability to meet the revised payment terms is uncertain, the loan remains on non-accrual status.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company’s impaired loans are primarily comprised of commercial and industrial, commercial real estate, residential real estate and any loans modified in a TDR, whether on accrual or nonaccrual status.

The Company individually measures impairment on commercial and industrial loans and commercial real estate loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or, for residential real estate loans and collateral‑dependent loans, based on the fair value of the collateral less disposition costs. On a case‑by‑case basis, the Company may measure impairment based upon a loan’s observable market price. Impaired loans without a related allowance for loan and lease losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loan commitments, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan and lease equivalency factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.

Provision for Loan and Lease Losses

The provision for loan and lease losses (the “Provision”) represents the amount charged against current period earnings to achieve an Allowance that in management’s judgment is adequate to absorb probable credit losses that have been incurred in the Company’s loan and lease portfolio as of the consolidated balance sheet date. Accordingly, the Provision will vary from period to period based on management’s ongoing assessment of the overall adequacy of the Allowance.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight‑line basis over the estimated useful lives of 10 to 39 years for premises, 4 to 10 years for equipment and the shorter of the lease term or remaining useful life for leasehold improvements.

On a periodic basis, long‑lived assets are reviewed for impairment. An impairment loss is recognized if the carrying amount of a long‑lived asset exceeds its fair value and is not recoverable. An impairment analysis is performed whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.

Operating lease rental income for leased assets, primarily premises, is recognized on a straight‑line basis as an offset to rental expense.

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned (“OREO”) and repossessed personal property are comprised primarily of properties that the Company acquires through foreclosure proceedings. The Company values these properties at fair value less estimated costs to sell the property upon acquisition, which establishes the new carrying value. The Company charges losses arising upon the acquisition of the property against the Allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the Allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs. Any writedowns or losses from the subsequent disposition of such properties are included in other noninterest expense. Gains recognized on the sale of such properties are included in other noninterest income.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. The Company performs impairment testing of goodwill, an infinite‑lived intangible asset, as required under GAAP on an annual basis or when circumstances change that indicate that a potential impairment may have occurred. The Company has assigned goodwill to its operating segments for impairment testing purposes. The goodwill impairment guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing further impairment tests is unnecessary. However, if an entity concludes otherwise, or does not elect this option, it is required to perform impairment testing. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each identified reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the carrying amount exceeds the estimated fair value, Step 2 is performed to determine the amount of the potential impairment. Step 2 compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

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

Non‑Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non‑marketable equity securities for the years ended December 31, 2017, 2016 and 2015.

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

Pension and Other Postretirement Benefit Plans

The Company has a qualified noncontributory defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan, a non-qualified pension plan for eligible directors and a postretirement benefit plan providing life insurance and healthcare benefits that is offered to directors and employees, as applicable. The qualified noncontributory defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen plans. To calculate annual pension costs, management uses the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate. For all pension and postretirement benefit plan calculations, the Company uses a December 31st measurement date.

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

Income Taxes

Income taxes have been recorded using the separate return method as if the Company were a separate taxpayer for all periods presented. Current income tax expense is recognized for the amount of income taxes expected to be payable or refundable for the current period, and deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. See Note 16 to the consolidated financial statements for further discussion on the tax rate changes enacted in the Tax Cuts and Jobs Act (the “Tax Act”) of 2017.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2017, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Stock-Based Compensation

The Company grants stock-based awards, including restricted stock, restricted stock units and performance stock units. These awards are issued at no cost to the recipient. The fair value of restricted stock and restricted stock unit awards was based on the closing price of FHI’s common stock on the date of grant. Such awards were recognized in the Company’s consolidated statements of income on a straight-line basis over the vesting period. Recipients of performance stock units are entitled to receive shares of FHI common stock at no cost, subject to the Company’s achievement of specified performance criteria. The grant date fair value of the performance stock units was estimated using a Monte Carlo simulation model. Due to the limited trading history of FHI’s common stock, a methodology was developed whereby FHI’s expected stock volatility was based on a blending of the average historical volatility of FHI’s common stock and the average historical volatility of a group of peer banks. The risk-free interest rate that was used in the valuation was that of a zero coupon U.S. Treasury note that was commensurate with the performance period.

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

Treasury Stock

Shares of the Parent’s common stock that are repurchased or that are used to satisfy payroll tax withholdings related to stock-based compensation are recorded in treasury stock at cost. On the date of subsequent reissuance, the treasury stock account will be reduced by the cost of such stock on a first-in, first-out basis.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period, assuming conversion of potentially dilutive common stock equivalents.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.2 million, $6.1 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Correction of an Immaterial Error to the Financial Statements

Subsequent to the issuance of the Company’s 2016 consolidated financial statements, the Company’s management determined that certain expenses related to card rewards program were incorrectly offset against credit and debit card fee income and credit card interchange assessment fees were incorrectly classified in card rewards program expense versus credit and debit card fee income in the consolidated statements of income for the years ended December 31, 2016 and 2015. For the years ended December 31, 2016 and 2015, income from service charges on deposit accounts were each overstated by $0.8 million, credit and debit card fee income was understated by $9.2 million and $8.5 million, respectively, occupancy expense was understated by $1.5 million and $1.4 million, respectively, and card rewards program expense was understated by $6.9 million and $6.3 million, respectively. As a result, certain noninterest income and noninterest expense amounts have been restated from the amounts previously reported to correct the classification errors. There was no change to net income or earnings per share as previously reported as a result of these errors. Management has evaluated the materiality of these errors on its prior period financial statements from a quantitative and qualitative perspective, and has concluded that these errors were not material to any prior period.

Accounting Standard Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income; changes the classification of excess tax benefits to an operating activity in the statement of cash flows; allows entities to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required; and permits entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. Upon adoption of ASU No. 2016-09 on January 1, 2017, the Company made an accounting policy election to recognize forfeitures of stock-based awards as they occur. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance amends most of the currently existing revenue recognition principles and requires entities to recognize revenues when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018. The Company adopted the new guidance using the modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at January 1, 2018 and new contracts entered into after this date. Approximately 72% of the Company’s revenue is comprised of net interest income on loans, leases, investment securities and deposits, and is explicitly out of scope of the new revenue recognition guidance. The Company identified the primary contracts in scope of this new guidance as those relating to credit and debit card fees, service charges and fees on deposit accounts, trust and investment services fees and broker dealer fees. Based on management’s review of material contracts in scope, the adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company has lease agreements, such as leases for branch locations, that are currently considered operating leases, and therefore, are not recognized on the Company’s consolidated balance sheets. The Company preliminarily expects that the new guidance will require these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset with a corresponding lease liability. However, the Company continues to evaluate the extent of the potential impact this guidance will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This update requires entities to record a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The new guidance will require significant operational changes, particularly in data collection and analysis. The Company has formed a working group comprised of teams from different disciplines, including credit and finance, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. Management’s evaluation includes a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new impairment models may be required. The Company continues to evaluate the impact this guidance, including the method of implementation, will have on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Under current GAAP, entities typically amortize the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. This guidance applies to entities that change the terms or conditions of a share-based payment award. This update clarifies when an entity should account for a change as a modification. Modification accounting will be required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance provided entities with an option to reclassify tax effects that were stranded in accumulated other comprehensive income, pursuant to the newly enacted Tax Act, to retained earnings. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% federal corporate income tax rate. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate income tax rate in the Tax Act is recognized. The Company early adopted the provisions of ASU No. 2018-02 on January 1, 2018. The impact of the adoption was to reclassify a credit balance of $20.1 million from accumulated other comprehensive loss to retained earnings. The adoption of ASU No. 2018-02 did not have a material impact on the Company’s regulatory capital ratios and consolidated financial statements.

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

Changes in the loans to such executive officers, directors and affiliates during 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Balance at beginning of year	$94,466	$58,936	$95,494
New loans made	3,762	36,017	14,540
Repayments	(36,625)	(487)	(51,098)
Balance at end of year	$61,603	$94,466	$58,936

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

The Company participates in forward and spot transactions with BOW as the counterparty. These positions as of December 31, 2017, 2016 and 2015 are summarized below along with other transactions with its related parties.

	As of December 31,
(dollars in thousands)	2017	2016	2015
Cash and due from banks	$41,874	$39,408	$24
Other assets	23,872	2,765	1,080
Noninterest-bearing demand deposits	(456)	(2,990)	(41,137)
Other liabilities	—	(18,709)	—
Interest income from affiliates	—	—	70
Interest expense to affiliates	—	—	(7)
Noninterest income from affiliates	4,908	7,757	8,615
Noninterest expense to affiliates	(47)	(39)	(54)
Off-balance sheet transactions:
Commitments to purchase and sell foreign currencies(1)	—	74	4,108

(1)	Represents the notional amount of derivative financial instruments that are carried on the consolidated balance sheets at fair value.

The Company does not transact in hedging or trading activities on behalf of BOW or BWC.

Expense reimbursements by BWC amounted to $21.4 million and $24.8 million for the years ended December 31, 2017 and 2016, respectively, and nil for the year ended December 31, 2015.

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

3. Investment Securities

As of December 31, 2017 and 2016, investment securities consisted predominantly of the following investment categories:

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

Debt securities issued by states and political subdivisions – includes general obligation bonds issued by state and local governments.

As of December 31, 2017 and 2016, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of December 31, 2017 and 2016 were as follows:

	2017				2016
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$404,376	$—	$(12,121)	$392,255	$405,637	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	249,712	—	(7,111)	242,601	249,707	16	(7,056)	242,667
Government agency mortgage-backed securities	356,858	—	(5,468)	351,390	190,485	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	178,702	169	(4,130)	174,741	208,034	385	(4,034)	204,385
Non-government asset-backed securities	—	—	—	—	12,592	—	(9)	12,583
Collateralized mortgage obligations:
Government agency	3,367,173	47	(76,746)	3,290,474	3,409,822	794	(58,794)	3,351,822
Government-sponsored enterprises	779,911	25	(17,218)	762,718	700,338	789	(13,206)	687,921
Debt securities issued by states and political subdivisions	20,543	—	(64)	20,479	—	—	—	—
Total available-for-sale securities	$5,357,275	$241	$(122,858)	$5,234,658	$5,176,615	$1,984	$(101,085)	$5,077,514

Proceeds from calls and sales of investment securities were both nil for the year ended December 31, 2017. Proceeds from calls and sales of investment securities totaled $121.2 million and $825.4  million, respectively, for the year ended December 31, 2016. Proceeds from calls and sales of investment securities totaled $25.0 million and $2.5 billion, respectively, for the year ended December 31, 2015. The Company recorded gross realized gains of nil,  $27.4 million and $18.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recorded gross realized losses of nil,  $0.1 million and $6.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil,  $10.8 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $102.3 million, $83.0 million and $73.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest income from non-taxable investment securities was $0.1 million for the year ended December 31, 2017. The Company did not own any non-taxable investment securities during the years ended December 31, 2016 and 2015.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government-sponsored enterprises and states and political subdivisions as of December 31, 2017, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2017
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$356,451	$345,162
Due after five years through ten years	297,637	289,694
Due after ten years	20,543	20,479
	674,631	655,335

Government agency mortgage-backed securities	356,858	351,390
Government-sponsored enterprises mortgage-backed securities	178,702	174,741
Collateralized mortgage obligations:
Government agency	3,367,173	3,290,474
Government-sponsored enterprises	779,911	762,718
Total mortgage-backed securities and collateralized mortgage obligations	4,682,644	4,579,323
Total available-for-sale securities	$5,357,275	$5,234,658

At December 31, 2017, pledged securities totaled $3.0 billion, of which $2.8 billion was pledged to secure public deposits and $229.2  million was pledged to secure other financial transactions. At December 31, 2016, pledged securities totaled $2.7 billion, of which $2.5 billion was pledged to secure public deposits and repurchase agreements, and $209.1 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2017 and 2016.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the  196 and 158 individual securities in each category have been in a continuous loss position as of December 31, 2017 and 2016, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(994)	$48,182	$(11,127)	$344,073	$(12,121)	$392,255
Government-sponsored enterprises debt securities	(642)	59,358	(6,469)	183,243	(7,111)	242,601
Government agency mortgage-backed securities	(976)	200,963	(4,492)	150,427	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	(1)	63	(4,129)	168,342	(4,130)	168,405
Collateralized mortgage obligations:
Government agency	(23,236)	1,473,170	(53,510)	1,803,338	(76,746)	3,276,508
Government-sponsored enterprises	(3,203)	327,435	(14,015)	403,321	(17,218)	730,756
Debt securities issued by states and political subdivisions	(64)	10,641	—	—	(64)	10,641
Total available-for-sale securities with unrealized losses	$(29,116)	$2,119,812	$(93,742)	$3,052,744	$(122,858)	$5,172,556

	Time in Continuous Loss as of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(13,164)	$392,473	$—	$—	$(13,164)	$392,473
Government-sponsored enterprises debt securities	(7,056)	207,651	—	—	(7,056)	207,651
Government agency mortgage-backed securities	(4,822)	185,663	—	—	(4,822)	185,663
Government-sponsored enterprises mortgage-backed securities	(4,034)	195,848	—	—	(4,034)	195,848
Non-government asset-backed securities	(3)	5,202	(6)	7,381	(9)	12,583
Collateralized mortgage obligations:
Government agency	(51,484)	2,847,103	(7,310)	233,706	(58,794)	3,080,809
Government-sponsored enterprises	(1,807)	252,065	(11,399)	279,282	(13,206)	531,347
Total available-for-sale securities with unrealized losses	$(82,370)	$4,086,005	$(18,715)	$520,369	$(101,085)	$4,606,374

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

The term other than temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At December 31, 2017 and 2016, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of December 31, 2017 and 2016, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the years ended December 31, 2017 and 2016.

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

The Company held approximately 120,000 Visa Class B restricted shares as of both December 31, 2017 and 2016. These shares continued to be carried at $0 cost basis during each of the respective periods.

4. Loans and Leases

As of December 31, 2017 and 2016, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$3,135,266	$3,239,600
Real estate:
Commercial	2,667,597	2,343,495
Construction	632,911	450,012
Residential	4,090,053	3,796,459
Total real estate	7,390,561	6,589,966
Consumer	1,586,476	1,510,772
Lease financing	165,066	180,040
Total loans and leases	$12,277,369	$11,520,378

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $31.2 million and $23.8 million at December 31, 2017 and 2016, respectively.

As of December 31, 2017, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $914.5 million were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2016, residential real estate loans totaling $2.1 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $935.7 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3.3 million and $4.1 million at December 31, 2017 and 2016, respectively.

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

The following lists the components of the net investment in financing leases:

	December 31,
(dollars in thousands)	2017	2016
Total minimum lease payments to be received	$190,669	$205,389
Estimated residual values of leased property	4,450	4,509
Unearned income	(30,053)	(29,858)
Net investment in financing leases	$165,066	$180,040

At December 31, 2017, the schedule of future minimum lease payments to be received was as follows:

Minimum Lease
(dollars in thousands)	Payments
Year ending December 31:
2018	$29,362
2019	23,815
2020	17,413
2021	12,251
2022	6,117
Thereafter	101,711
Total	$190,669

The Company is the lessor in various leveraged lease agreements under which light rail equipment with estimated economic lives ranging from 25 to 34 years are leased for terms up to 24 years. The Company’s equity investment typically represents approximately 20% of the purchase price, with the remaining percentage being furnished by third-party financing in the form of long‑term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the asset is estimated at the beginning of the lease based on appraisals and other methods and is reviewed at least annually for impairment. At the end of the lease term, the lessee generally has the option of purchasing the asset or returning the asset to the Company. In some cases, other end‑of‑lease options may be available. Most of the Company’s leveraged leases contain an early buyout option allowing the lessee to purchase the asset and terminate the lease at a specified date during the lease term. For income tax purposes, the Company generally retains the tax benefit of depreciation and amortization on the leased property and interest deductions on the related long‑term debt. During the early years of the lease, tax deductions generally exceed lease rental income, resulting in reduced income tax payments. In the later years of the lease, rental income will exceed the deductions, resulting in higher income taxes payable. Deferred taxes are provided to reflect this timing difference in accordance with Accounting Standards Codification (“ASC”) 840. As of December 31, 2017, the Company’s leveraged leases are commonly referred to as Sale‑In, Lease‑Out leases for which the Company and the Internal Revenue Service entered into binding settlement agreements in prior years. The effects of the settlements have been accounted for in accordance with ASC 840. In general, the settlement agreement accelerated taxable income into the earlier years of the lease and reduced the taxable income recognized in the later years of the lease, thereby lessening the timing benefit described above.

The Company’s net investment in leveraged leases, which is included in lease financing, was comprised of the following:

	December 31,
(dollars in thousands)	2017	2016
Rentals receivable, net of principal and interest on non-recourse debt	$66,026	$91,366
Unearned and deferred income	(19,638)	(21,416)
Investment in leveraged leases	46,388	69,950
Deferred taxes arising from leveraged leases	(2,145)	(21,413)
Net investment in leveraged leases	$44,243	$48,537

Pretax income from leveraged leases amounted to $1.8 million, $2.2 million and $3.0 million, and the related income tax benefit was $1.0 million and income tax expense of $0.9 million and $1.2 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017 and 2016, remaining loan and lease commitments were comprised of the following:

	December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$2,406,261	$2,185,810
Real estate:
Commercial	78,266	88,331
Construction	450,856	434,406
Residential	980,792	953,781
Total real estate	1,509,914	1,476,518
Consumer	1,485,588	1,459,467
Lease financing	—	16
Total loan and lease commitments	$5,401,763	$5,121,811

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

Pooled Allocation

Commercial

Pooled allocation for pass, special mention, substandard and doubtful grade commercial loans and leases that share common risk characteristics and properties is determined using a historical loss rate analysis and qualitative factor considerations. Loan grade categories are discussed under “Credit Quality”.

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

The Allowance was comprised of the following:

	Year Ended December 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(1,519)	—	—	(147)	(408)	(23,851)	—	(25,925)
Recoveries	844	596	—	—	687	7,057	—	9,184
Increase (decrease) in Provision	1,552	(1,000)	2,304	(89)	(863)	19,655	(3,059)	18,500
Balance at end of year	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Individually evaluated for impairment	4	6	—	—	484	—	—	494
Collectively evaluated for impairment	34,002	18,038	6,817	611	42,368	31,249	3,674	136,759
Loans and leases:
Individually evaluated for impairment	$18,183	$10,636	$—	$—	$16,530	$—	$—	$45,349
Collectively evaluated for impairment	3,117,083	2,656,961	632,911	165,066	4,073,523	1,586,476	—	12,232,020
Balance at end of year	$3,135,266	$2,667,597	$632,911	$165,066	$4,090,053	$1,586,476	$—	$12,277,369

	Year Ended December 31, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(348)	—	—	—	(799)	(18,791)	—	(19,938)
Recoveries	251	3,329	—	2	1,358	6,408	—	11,348
Increase (decrease) in Provision	(799)	(3,370)	720	(43)	(3,222)	12,386	2,928	8,600
Balance at end of year	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Individually evaluated for impairment	380	7	—	—	705	—	—	1,092
Collectively evaluated for impairment	32,749	18,441	4,513	847	42,731	28,388	6,733	134,402
Loans and leases:
Individually evaluated for impairment	$27,572	$12,545	$—	$153	$19,158	$—	$—	$59,428
Collectively evaluated for impairment	3,212,028	2,330,950	450,012	179,887	3,777,301	1,510,772	—	11,460,950
Balance at end of year	$3,239,600	$2,343,495	$450,012	$180,040	$3,796,459	$1,510,772	$—	$11,520,378

	Year Ended December 31, 2015
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$31,835	$16,320	$4,725	$1,089	$44,858	$27,041	$8,931	$134,799
Charge-offs	(866)	—	—	—	(618)	(18,312)	—	(19,796)
Recoveries	940	1,115	—	3	2,198	6,325	—	10,581
Increase (decrease) in Provision	2,116	1,054	(932)	(204)	(339)	13,331	(5,126)	9,900
Balance at end of year	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Individually evaluated for impairment	—	—	—	—	592	—	—	592
Collectively evaluated for impairment	34,025	18,489	3,793	888	45,507	28,385	3,805	134,892
Loans and leases:
Individually evaluated for impairment	$15,845	$5,787	$—	$181	$22,334	$—	$—	$44,147
Collectively evaluated for impairment	3,041,610	2,158,661	367,460	198,498	3,510,093	1,401,561	—	10,677,883
Balance at end of year	$3,057,455	$2,164,448	$367,460	$198,679	$3,532,427	$1,401,561	$—	$10,722,030

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

Loans subject to grading include: commercial and industrial loans, commercial and standby letters of credit, installment loans to businesses or individuals for business and commercial purposes, commercial real estate loans, overdraft lines of credit, commercial credit cards, and other credits as may be determined. Loans which are not subject to grading include loans that are 100% sold with no recourse to the Company, consumer installment loans, indirect automobile loans, consumer credit cards, business credit cards, home equity lines of credit and residential real estate loans.

Residential real estate and consumer loans are underwritten primarily on the basis of credit bureau scores, debt-service-to-income ratios, and collateral quality and loan to value ratios.

A credit risk rating system is used to determine loan grade and is based on borrower credit risk and transactional risk. The loan grading process is a mechanism used to determine the risk of a particular borrower and is based on the following eight factors of a borrower: character, earnings and operating cash flow, asset and liability structure, debt capacity, financial reporting, management and controls, borrowing entity and industry and operating environment.

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

The credit risk profiles by internally assigned grade for loans and leases as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,035,121	$2,619,494	$628,112	$162,849	$6,445,576
Special mention	43,435	26,248	2,377	1,816	73,876
Substandard	54,996	21,855	2,422	401	79,674
Doubtful	1,714	—	—	—	1,714
Total	$3,135,266	$2,667,597	$632,911	$165,066	$6,600,840

	December 31, 2016
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,166,304	$2,298,839	$445,149	$179,345	$6,089,637
Special mention	41,719	23,859	3,789	368	69,735
Substandard	29,811	20,797	1,074	174	51,856
Doubtful	1,766	—	—	153	1,919
Total	$3,239,600	$2,343,495	$450,012	$180,040	$6,213,147

There were no loans and leases graded as Loss as of December 31, 2017 and 2016.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$4,073,834	$231,023	$1,001,085	$324,781	$5,630,723
Non-performing and delinquent	16,219	3,335	22,612	3,640	45,806
Total	$4,090,053	$234,358	$1,023,697	$328,421	$5,676,529

	December 31, 2016
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,778,070	$240,185	$906,829	$340,801	$5,265,885
Non-performing and delinquent	18,389	3,327	15,927	3,703	41,346
Total	$3,796,459	$243,512	$922,756	$344,504	$5,307,231

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

The aging analyses of past due loans and leases as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$156	$—	$220	$376	$3,131,958	$3,132,334	$2,932	$3,135,266
Commercial real estate	—	1,099	1,400	2,499	2,663,312	2,665,811	1,786	2,667,597
Construction	—	2,001	—	2,001	630,910	632,911	—	632,911
Lease financing	—	—	—	—	165,066	165,066	—	165,066
Residential	8,463	1,289	1,360	11,112	4,073,834	4,084,946	5,107	4,090,053
Consumer	24,379	3,814	1,394	29,587	1,556,889	1,586,476	—	1,586,476
Total	$32,998	$8,203	$4,374	$45,575	$12,221,969	$12,267,544	$9,825	$12,277,369

	December 31, 2016
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$720	$163	$449	$1,332	$3,235,538	$3,236,870	$2,730	$3,239,600
Commercial real estate	475	—	—	475	2,343,020	2,343,495	—	2,343,495
Construction	—	—	—	—	450,012	450,012	—	450,012
Lease financing	—	—	83	83	179,804	179,887	153	180,040
Residential	9,907	1,069	866	11,842	3,778,070	3,789,912	6,547	3,796,459
Consumer	17,626	3,460	1,870	22,956	1,487,816	1,510,772	—	1,510,772
Total	$28,728	$4,692	$3,268	$36,688	$11,474,260	$11,510,948	$9,430	$11,520,378

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$18,036	$18,909	$—
Commercial real estate	9,745	9,745	—
Residential	8,648	9,006	—
Total	$36,429	$37,660	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$147	$147	$4
Commercial real estate	891	891	6
Residential	7,882	8,162	484
Total	$8,920	$9,200	$494
Total impaired loans:
Commercial and industrial	$18,183	$19,056	$4
Commercial real estate	10,636	10,636	6
Residential	16,530	17,168	484
Total	$45,349	$46,860	$494

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$22,404	$22,608	$—
Commercial real estate	11,598	11,598	—
Lease financing	153	153	—
Residential	9,608	10,628	—
Total	$43,763	$44,987	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,168	$5,624	$380
Commercial real estate	947	947	7
Residential	9,550	9,831	705
Total	$15,665	$16,402	$1,092
Total impaired loans:
Commercial and industrial	$27,572	$28,232	$380
Commercial real estate	12,545	12,545	7
Lease financing	153	153	—
Residential	19,158	20,459	705
Total	$59,428	$61,389	$1,092

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$19,929	$890
Commercial real estate	9,846	417
Lease financing	61	—
Residential	8,582	567
Total	$38,418	$1,874
Impaired loans with a related allowance recorded:
Commercial and industrial	$2,572	$10
Commercial real estate	918	42
Residential	8,897	344
Total	$12,387	$396
Total impaired loans:
Commercial and industrial	$22,501	$900
Commercial real estate	10,764	459
Lease financing	61	—
Residential	17,479	911
Total	$50,805	$2,270

	Year Ended
	December 31, 2016
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$25,676	$925
Commercial real estate	9,304	704
Construction	113	—
Lease financing	170	5
Residential	12,289	756
Total	$47,552	$2,390
Impaired loans with a related allowance recorded:
Commercial and industrial	$1,430	$643
Commercial real estate	381	46
Residential	8,497	415
Total	$10,308	$1,104
Total impaired loans:
Commercial and industrial	$27,106	$1,568
Commercial real estate	9,685	750
Construction	113	—
Lease financing	170	5
Residential	20,786	1,171
Total	$57,860	$3,494

	Year Ended
	December 31, 2015
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$16,666	$317
Commercial real estate	6,516	444
Lease financing	186	—
Residential	18,518	292
Total	$41,886	$1,053
Impaired loans with a related allowance recorded:
Residential	$6,889	$258
Total	$6,889	$258
Total impaired loans:
Commercial and industrial	$16,666	$317
Commercial real estate	6,516	444
Lease financing	186	—
Residential	25,407	550
Total	$48,775	$1,311

Modifications

Commercial and industrial loans modified in a troubled debt restructuring (“TDR”) often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Lease financing modifications generally involve a short-term forbearance period, usually about three months, after which the missed payments are added to the end of the lease term, thereby extending the maturity date. Interest continues to accrue on the missed payments and as a result, the effective yield on the lease remains unchanged. As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR. Residential real estate loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment is applied to principal. After the lowered monthly payment period ends, the borrower reverts to paying principal and interest per the original terms with the maturity date adjusted accordingly. Generally, consumer loans are not classified as a TDR as they are normally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type.

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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$1,075	$—
Residential	2	659	23
Total	3	$1,734	$23

	Year Ended December 31, 2016
	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	7	$14,933	$377
Commercial real estate	6	9,709	7
Residential	12	5,159	234
Total	25	$29,801	$618

	Year Ended December 31, 2015
	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	5	$11,888	$—
Commercial real estate	4	5,649	—
Residential	21	11,906	592
Total	30	$29,443	$592

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through temporary interest-only payments or reduced payments.

The Company had total remaining loan and lease commitments of $5.4 billion as of December 31, 2017 and $5.1 billion as of December 31, 2016. Of the $5.4 billion at December 31, 2017, there were commitments of $1.9 million related to borrowers who had loan terms modified in a TDR. Of the $5.1 billion at December 31, 2016, there were commitments of $6.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2017		2016		2015
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	1	$2,480	—	$—	3	$6,153
Commercial real estate(3)	1	1,393	1	1,399	—	—
Residential(4)	—	—	—	—	7	2,281
Total	2	$3,873	1	$1,399	10	$8,434

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.

(2)

In 2017, the maturity date for the commercial and industrial loan that subsequently defaulted was extended. In 2015, all three commercial and industrial loans that subsequently defaulted were refinanced.

(3)	In 2017 and 2016, the commercial real estate loan that subsequently defaulted was modified by extending the maturity date.
(4)	In 2015, all seven residential real estate loans that subsequently defaulted were modified by reducing interest rates, increasing amortizations and deferring principal payments.

Foreclosure Proceedings

There was one residential mortgage loan of $0.3 million collateralized by real estate property that was modified in a TDR that was in the process of foreclosure at December 31, 2017 and one residential mortgage loan $0.5 million collateralized by real estate property that was in process of foreclosure at December 31, 2016.

Foreclosed Property

Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.3 million at December 31, 2017. There was one real estate property held from a  foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets of $0.3 million at December 31, 2016.

6. Premises and Equipment

At December 31, 2017 and 2016, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2017	2016
Buildings	$279,635	$279,563
Furniture and equipment	80,519	76,832
Land	88,031	89,164
Leasehold improvements	46,996	52,657
Total premises and equipment	495,181	498,216
Less: Accumulated depreciation and amortization	205,966	197,428
Net book value	$289,215	$300,788

Depreciation and amortization expenses included in occupancy and equipment expenses for 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Occupancy	$8,852	$8,901	$9,039
Equipment	6,426	5,898	5,507
Total	$15,278	$14,799	$14,546

The Company, as a lessor, leases certain properties that it owns. The cost and accumulated depreciation related to leased properties were $289.0 million and $126.0 million, respectively, as of December 31, 2017, and $292.5 million and $122.9 million, respectively, as of December 31, 2016.

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push‑down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2017 and 2016 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2017	$687,492	$308,000	$995,492
December 31, 2016	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2017, 2016 and 2015.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of consumer loans serviced for others was $2.3 billion and $2.7 billion as of December 31, 2017 and 2016, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $6.5 million, $7.7 million and $8.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization of MSRs was $3.6 million, $4.7 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated future amortization expense for MSRs over the next five years is as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2018	$1,959
2019	1,702
2020	1,486
2021	1,297
2022	1,133

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2017	2016
Gross carrying amount	$56,571	$56,544
Less: accumulated amortization	43,375	39,735
Net carrying value	$13,196	$16,809

The following table presents changes in amortized MSRs for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2017	2016
Balance at beginning of year	$16,809	$21,435
Originations	27	65
Amortization	(3,640)	(4,691)
Balance at end of year	$13,196	$16,809
Fair value of amortized MSRs at beginning of year	$25,160	$29,676
Fair value of amortized MSRs at end of year	$21,697	$25,160
Balance of loans serviced for others	$2,342,619	$2,702,489

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2017, 2016 and 2015.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	2017				2016
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	8.53%	-	19.63%	9.04%	8.61%	-	18.01%	9.16%
Life in years (of the MSR)	3.29	-	7.15	6.76	3.75	-	7.26	6.19
Weighted-average coupon rate	3.97%	-	6.79%	4.04%	3.99%	-	6.87%	4.06%
Discount rate	10.50%	-	10.52%	10.50%	10.46%	-	10.52%	10.50%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $52.3 million and $12.9 million in affordable housing and other tax credit investment partnership interest as of December 31, 2017 and 2016, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $3.5 million, $3.5 million and $3.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. The affordable housing tax credits and other benefits recognized during the years ended December 31, 2017, 2016 and 2015 were $4.5 million, $4.8 million and $4.7 million, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non‑publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a 5‑year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long‑term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock at both December 31, 2017 and 2016 was $10.1 million and was included in other assets on the consolidated balance sheets.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2017 and 2016 were as follows:

(dollars in thousands)	2017	2016
Public deposits	$2,800,690	$2,521,761
Federal Home Loan Bank	2,388,702	2,097,233
Federal Reserve Bank	914,454	935,672
Repurchase agreements	—	10,066
ACH transactions	151,526	152,394
Interest rate swaps	27,502	30,399
Total	$6,282,874	$5,747,525

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of December 31, 2017 and 2016. In addition, no debt was extinguished by in-substance defeasance.

As of December 31, 2017, the Company did not have any repurchase agreements.  A disaggregation of the gross amount of recognized liabilities for repurchase agreements by the class of collateral pledge as of December 31, 2016 was as follows:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Up to		Greater than
(dollars in thousands)	30 days	30-90 days	90 days	Total
Government agency collateralized mortgage obligations	$1,200	$—	$4,951	$6,151
Government-sponsored enterprises mortgage-backed securities	—	2,000	1,000	3,000
Gross amount of recognized liabilities for repurchase agreements in Note 10	$1,200	$2,000	$5,951	$9,151

9. Deposits

As of December 31, 2017 and 2016, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	2017	2016
U.S.:
Interest-bearing	$10,800,140	$10,129,958
Noninterest-bearing	5,494,803	5,399,212
Foreign:
Interest-bearing	685,129	671,957
Noninterest-bearing	632,050	593,405
Total deposits	$17,612,122	$16,794,532

The following table presents the maturity distribution of time certificates of deposits as of December 31, 2017:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$327,392	$1,732,230	$2,059,622
Over three through six months	274,728	662,539	937,267
Over six through twelve months	215,994	273,157	489,151
2019	139,981	157,655	297,636
2020	103,416	45,984	149,400
2021	99,475	39,564	139,039
2022	62,351	39,290	101,641
Thereafter	126	—	126
Total	$1,223,463	$2,950,419	$4,173,882

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $3.0 billion and $2.5 billion as of December 31, 2017 and 2016, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.7 million and $1.5 million at December 31, 2017 and 2016, respectively.

10. Short-Term Borrowings

At December 31, 2017 and 2016, short-term borrowings were comprised of the following:

(dollars in thousands)	2017	2016
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	—	9,151
Total short-term borrowings	$—	$9,151

The table below provides selected information for short-term borrowings for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$6,000	$—	$8,000
Average outstanding balance	$1,280	$610	$4,727
Weighted-average interest rate paid	0.97%	0.25%	0.05%
Securities sold under agreements to repurchase:
Weighted-average interest rate at December 31,	—%	0.54%	0.11%
Highest month-end balance	$5,951	$235,451	$520,740
Average outstanding balance	$893	$112,937	$376,902
Weighted-average interest rate paid	0.55%	0.17%	0.05%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the same or similar securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian.

At December 31, 2017, the Company had $1.8 billion and $688.7 million in lines of credit available from the FHLB and the FRB, respectively. None of the lines available were drawn upon as of December 31, 2017.

11. Long‑Term Debt

Long‑term debt consisted of the following at December 31, 2017 and 2016:

	December 31,
(dollars in thousands)	2017	2016
Capital lease(1)	$34	$41
Total long-term debt	$34	$41

(1)	Interest is payable monthly.

At December 31, 2017 and 2016, the Company had a capital lease obligation with a 6.78% interest rate that matures in 2021.

At December 31, 2017, future contractual principal payments on long‑term debt were as follows:

Principal
(dollars in thousands)	Payments
Year ending December 31:
2018	$8
2019	8
2020	9
2021	9
Total	$34

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the change in stockholders’ equity from all transactions other than those with stockholders, and is comprised of net income and other comprehensive income (loss). The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Year ended December 31, 2017
Pension and other benefits:
Net actuarial losses arising during the year	(1,104)	436	(668)
Prior service credit	(429)	170	(259)
Amortization of net loss included in net income	8,625	(3,407)	5,218
Net change in pension and other benefits	7,092	(2,801)	4,291
Investment securities:
Unrealized net losses arising during the year	(23,516)	9,357	(14,159)
Net change in unrealized losses on investment securities	(23,516)	9,357	(14,159)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	2,473	(977)	1,496
Net change in unrealized gains on cash flow derivative hedges	2,473	(977)	1,496
Other comprehensive loss	(13,951)	5,579	(8,372)
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Year ended December 31, 2016
Pension and other benefits:
Net actuarial losses arising during the year	(12,666)	5,004	(7,662)
Prior service credit	(429)	169	(260)
Amortization of net loss included in net income	7,629	(3,012)	4,617
Change due to Reorganization Transactions	(81)	32	(49)
Net change in pension and other benefits	(5,547)	2,193	(3,354)
Investment securities:
Unrealized net losses arising during the year	(30,323)	11,974	(18,349)
Reclassification of net gains to net income:
Investment securities gains, net	(27,277)	10,774	(16,503)
Net change in unrealized losses on investment securities	(57,600)	22,748	(34,852)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	2,397	(943)	1,454
Net change in unrealized gains on cash flow derivative hedges	2,397	(943)	1,454
Other comprehensive loss	(60,750)	23,998	(36,752)
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2014	$(85,048)	$33,591	$(51,457)
Year ended December 31, 2015
Pension and other benefits:
Net actuarial gains arising during the year	5,322	(2,102)	3,220
Prior service credit	(429)	169	(260)
Amortization of net loss included in net income	9,960	(3,934)	6,026
Net change in pension and other benefits	14,853	(5,867)	8,986
Investment securities:
Unrealized net losses arising during the year	(3,503)	1,384	(2,119)
Reclassification of net gains to net income:
Investment securities gains, net	(12,321)	4,867	(7,454)
Net change in unrealized losses on investment securities	(15,824)	6,251	(9,573)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	1,684	(665)	1,019
Reclassification of net realized gains included in net income	(387)	153	(234)
Net change in unrealized gains on cash flow derivative hedges	1,297	(512)	785
Other comprehensive income	326	(128)	198
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the years indicated:

			Unrealized	Total
	Pensions	Unrealized	Gains	Accumulated
	and	Losses	(Losses) on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Year Ended December 31, 2017
Balance at beginning of year	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income (loss)	4,291	(14,159)	1,496	(8,372)
Balance at end of year	$(25,946)	$(74,117)	$3,680	$(96,383)

Year Ended December 31, 2016
Balance at beginning of year	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive income (loss)	(3,354)	(34,852)	1,454	(36,752)
Balance at end of year	$(30,237)	$(59,958)	$2,184	$(88,011)

Year Ended December 31, 2015
Balance at beginning of year	$(35,869)	$(15,533)	$(55)	$(51,457)
Other comprehensive income (loss)	8,986	(9,573)	785	198
Balance at end of year	$(26,883)	$(25,106)	$730	$(51,259)

At December 31, 2017 and 2016, there were no non-credit other-than-temporary impairment losses on securities available for sale.

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

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2017 and 2016:

	First Hawaiian, Inc.		First Hawaiian		Minimum	Well-
	and Subsidiary		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,633,442	12.45%	$1,623,455	12.37%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,633,442	12.45%	1,623,455	12.37%	6.00%	8.00%
Total capital to risk-weighted assets	1,771,295	13.50%	1,761,308	13.42%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,633,442	8.52%	1,623,455	8.47%	4.00%	5.00%

December 31, 2016:
Common equity tier 1 capital to risk-weighted assets	$1,569,004	12.75%	$1,533,056	12.51%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,569,004	12.75%	1,533,063	12.51%	6.00%	8.00%
Total capital to risk-weighted assets	1,705,098	13.85%	1,669,157	13.62%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,569,004	8.36%	1,533,063	8.19%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC.

A new capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2017, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since December 31, 2017, to change the capital category of the Company or the Bank.

14. Leases

Operating lease rental income for leased assets is recognized on a straight‑line basis and amounted to $8.3 million, $9.7 million and $9.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Related depreciation expense for owned properties is recorded in occupancy expense on a straight‑line basis over the properties’ estimated useful lives.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2017:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2018	$5,642
2019	5,642
2020	5,638
2021	5,564
2022	4,550
Thereafter	11,072
Total	$38,108

The Company, as lessee, is obligated under a number of noncancelable operating leases for premises and equipment with terms, including renewal options, up to 46 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Under the premises leases, the Company is usually required to pay real property taxes, insurance and maintenance.

Rental expense, net of sublease income, was as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Rental expense charged to occupancy	$8,620	$8,689	$8,698
Less: sublease income	1,342	1,303	1,588
Net rental expense charged to occupancy	7,278	7,386	7,110
Rental expense charged to equipment expense	285	326	383
Total	$7,563	$7,712	$7,493

The following table presents future minimum rental expense under leases with terms in excess of one year as of December 31, 2017:

	Operating	Less	Net
	Lease	Sublease	Lease
(dollars in thousands)	Payments	Income	Payments
Year ending December 31:
2018	$7,694	$893	$6,801
2019	7,449	893	6,556
2020	6,823	893	5,930
2021	5,184	881	4,303
2022	2,557	—	2,557
Thereafter	18,004	—	18,004
Total	$47,711	$3,560	$44,151

15. Benefit Plans

Qualified Pension Plan

The Company’s employees participated in BancWest’s employee retirement plan (“BancWest’s ERP”), a qualified noncontributory defined benefit pension plan that was frozen as of December 31, 1995. As a result of that freeze, there are no further benefit accruals for the Company’s employees. However, employees retained rights to the benefits accrued as of the date of the freeze. During 2016, the board of directors of BancWest agreed to spin off the assets and liabilities attributable to BOW participants under BancWest’s ERP to another qualified noncontributory defined benefit pension plan sponsored by BOW. To meet the requirements of Section 414(I) of the Internal Revenue Code, the ratio of assets to liabilities after the spinoff must be the same for each plan. As a result, the Company made a contribution to BancWest’s ERP of $26.0 million prior to the spinoff of the assets and liabilities attributable to the BOW participants in December 2016. BancWest’s ERP was renamed as the Employees’ Retirement Plan of First Hawaiian, Inc. (“FHI ERP”).

No contributions to the pension trust are expected to be made during 2018 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

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

A postretirement benefit plan is also offered to eligible employees that provides life insurance and healthcare benefits upon retirement. The Company provides access to medical coverage for eligible retirees under age 65 at active employee premium rates and a monthly stipend to both retiree and retiree’s spouse after age 62.

The Company previously covered the full cost of life insurance benefits for employees that retired on or before December 31, 2014 but discontinued providing this benefit effective January 1, 2015.

The Company expects to contribute $8.9 million to its pension plans, the SERP and Directors’ Plan, and $1.3 million to its postretirement medical and life insurance plans in 2018. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2018.

Defined Contribution Plans:

401(k) Savings Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5% of the employee’s pay in 2017 and 2016. The plan covers all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The matching employer contributions to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015 were $4.6 million, $4.3 million and $4.1 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”) and, prior to 2016, made such awards under the Incentive Plan for Key Executives (the “IPKE”). The Bonus Plan and the IPKE limit the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan and the IPKE expenses totaled $13.3 million, $13.3 million and $12.7 million for the years ended December 31, 2017,

2016 and 2015, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

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

LTIP expense of $6.7 million, $9.3 million and $5.6 million was recognized in the years ended December 31, 2017, 2016 and 2015, respectively, and are included in salaries and employee benefits within the consolidated statements of income. See “Note 20, Stock-Based Compensation,” for more information related to the equity-based awards under the amended and restated LTIP.

The following table details the amounts recognized in other comprehensive income during the years presented. Pension benefits include benefits from the qualified and non‑qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2017	2016	2015	2017	2016	2015
Amounts arising during the year:
Net loss (gain) on pension assets	$(8,619)	$3,350	$3,700	$—	$—	$—
Net loss (gain) on pension obligations	9,757	9,653	(8,004)	(34)	(337)	(1,018)
Change due to the Reorganization Transactions	—	81	—	—	—	—
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net loss	(8,625)	(7,629)	(9,928)	—	—	(32)
Prior service credit	—	—	—	429	429	429
Amount recognized in other comprehensive income	$(7,487)	$5,455	$(14,232)	$395	$92	$(621)

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2017 and 2016:

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Net actuarial loss	$43,547	$51,034	$248	$282
Prior service credit	—	—	(909)	(1,338)
Total, pretax effect	43,547	51,034	(661)	(1,056)
Tax impact	(17,201)	(20,158)	261	417
Ending balance in accumulated other comprehensive loss	$26,346	$30,876	$(400)	$(639)

The following table provides the amounts within accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2018:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
Amortization of prior service credit	$—	$(429)
Amortization of net actuarial loss	6,440	—
Total to be recognized in 2018	$6,440	$(429)

The following tables summarize the changes to projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Benefit obligation at beginning of year	$209,407	$203,384	$20,429	$19,687
Service cost	629	944	738	697
Interest cost	8,297	8,784	776	812
Actuarial (gain) loss	9,757	9,653	(34)	(337)
Benefit payments	(15,109)	(14,061)	(460)	(430)
Change due to the Reorganization Transactions	—	703	—	—
Benefit obligation at end of year	$212,981	$209,407	$21,449	$20,429

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$108,550	$89,161	$—	$—
Actual return on plan assets	13,623	1,348	—	—
Contributions by the employer	—	25,953	—	—
Benefit payments from trust	(7,953)	(7,912)	—	—
Fair value of plan assets at end of year	$114,220	$108,550	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2017 and 2016:

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Pension assets for overfunded plans	$14,008	$11,618	$—	$—
Pension liabilities for underfunded plans	(112,769)	(112,475)	(21,449)	(20,429)
Funded status	$(98,761)	$(100,857)	$(21,449)	$(20,429)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2017 and 2016:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$100,212	$96,859	$112,769	$112,548	$212,981	$209,407
Accumulated benefit obligation	100,212	96,859	110,039	110,298	210,251	207,157
Fair value of plan assets	114,220	108,550	—	—	114,220	108,550
Overfunded (underfunded) portion of PBO/ABO	14,008	11,691	(112,769)	(112,548)	(98,761)	(100,857)

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

The following table summarizes the change in net actuarial loss and amortization for the years ended December 31, 2017 and 2016:

	Pension Benefits		Other Benefits
(dollars in thousands)	2017	2016	2017	2016
Net actuarial loss at beginning of year	$51,034	$45,579	$282	$619
Amortization cost	(8,625)	(7,629)	—	—
Liability loss (gain)	9,757	9,653	(34)	(337)
Asset (gain) loss	(8,619)	3,350	—	—
Change due to the Reorganization Transactions	—	81	—	—
Net actuarial loss at end of year	$43,547	$51,034	$248	$282

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2017,  2016 and 2015, respectively, recorded as a component of salaries and employee benefits in the consolidated statements of income:

	Pension Benefits			Other Benefits
(dollars in thousands)	2017	2016	2015	2017	2016	2015
Service cost	$629	$944	$809	$738	$697	$734
Interest cost	8,297	8,784	8,681	776	812	770
Expected return on plan assets	(5,003)	(4,698)	(4,178)	—	—	—
Prior service credit	—	—	—	(429)	(429)	(429)
Recognized net actuarial loss	8,625	7,629	9,928	—	—	32
Total net periodic benefit cost	$12,548	$12,659	$15,240	$1,085	$1,080	$1,107

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2017	2016	2015
Interest cost	$3,922	$4,182	$4,252
Expected return on plan assets	(5,003)	(4,698)	(4,178)
Recognized net actuarial loss	4,316	3,443	4,225
Total net periodic benefit cost	$3,235	$2,927	$4,299

Assumptions

The following weighted‑average assumptions were used to determine benefit obligations at December 31, 2017 and 2016:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.51%	4.05%	3.51%	4.05%	3.51%	4.05%
Rate of compensation increase	NA	NA	4.00%	4.00%	NA	NA

Weighted‑average assumptions used to determine net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.05%	4.40%	4.15%	4.05%	4.40%	4.15%	4.05%	4.40%	4.15%
Expected long-term return on plan assets	4.75%	5.50%	4.50%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	4.00%	4.00%	4.00%	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2017, 2016 and 2015:

	2017	2016	2015
Healthcare cost trend rate assumed for next year	7.00%	7.25%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026	2023

A one percentage‑point change in the assumed healthcare cost trend rates would have had the following pre‑tax effect:

	One Percentage-	One Percentage-
(dollars in thousands)	Point Increase	Point Decrease
Effect on 2017 total of service and interest cost components	$76	$(69)
Effect on postretirement benefit obligation at December 31, 2017	482	(446)

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2017 and 2016:

	Asset Allocation
	2017	2016
Equity securities	32%	28%
Debt securities	66%	62%
Other securities	2%	10%
Total	100%	100%

There were no FHI or BNPP stock included in equity securities at December 31, 2017 and 2016.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long‑term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long‑term rate of return for 2017 net periodic pension cost to be 4.75%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2017, was as follows:

Target
Allocation
Equity securities	30%
Debt securities	68%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2018	$16,926	$1,292
2019	16,630	1,355
2020	16,359	1,434
2021	16,014	1,458
2022	15,539	1,525
2023 to 2027	72,013	8,546

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

The fair values of the Company’s pension plans assets at December 31, 2017 and 2016, by asset class, were as follows:

	December 31, 2017
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$1,942	$—	$—	$1,942
Fixed income - U.S. Treasury securities	—	4,533	—	4,533
Fixed income - U.S. government agency securities	—	4,072	—	4,072
Fixed income - U.S. corporate securities	—	59,786	—	59,786
Fixed income - municipal securities	—	474	—	474
Fixed income - mutual funds	7,044	—	—	7,044
Equity - large-cap mutual funds	10,645	—	—	10,645
Equity - large-cap exchange-traded funds	13,048	—	—	13,048
Equity - mid-cap exchange-traded funds	3,436	—	—	3,436
Equity - small-cap exchange-traded funds	1,618	—	—	1,618
Equity - international funds	7,622	—	—	7,622
Total	$45,355	$68,865	$—	$114,220

	December 31, 2016
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$11,333	$—	$—	$11,333
Fixed income - U.S. Treasury securities	—	3,902	—	3,902
Fixed income - U.S. government agency securities	—	4,750	—	4,750
Fixed income - U.S. corporate securities	—	51,322	—	51,322
Fixed income - municipal securities	—	438	—	438
Fixed income - mutual funds	6,678	—	—	6,678
Equity - large-cap mutual funds	16,346	—	—	16,346
Equity - large-cap exchange-traded funds	3,605	—	—	3,605
Equity - mid-cap exchange-traded funds	3,013	—	—	3,013
Equity - small-cap exchange-traded funds	1,420	—	—	1,420
Equity - international funds	5,743	—	—	5,743
Total	$48,138	$60,412	$—	$108,550

No fair value measurements used Level 3 inputs as of December 31, 2017 and 2016.

The plan’s investments in fixed income securities represent approximately 66.5% and 61.8% of total plan assets as of December 31, 2017 and 2016, respectively, which is the most significant concentration of risk in the plan.

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

16. Income Taxes

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act makes many significant amendments to the Internal Revenue Code of 1986, as amended (the “Code”), including reducing the corporate tax rate from 35% to 21%, effective January 1, 2018. GAAP requires that companies record and reflect the impact of the Tax Act in their financial statements for the quarter during which the Tax Act becomes law, even if provisions of the Tax Act become effective at a future date. Accordingly, the Company reported the impact of the Tax Act on its results of operations in its consolidated financial statements for the fourth quarter and year ended December 31, 2017. The reduction in the corporate tax rate under the Tax Act required a one-time revaluation of certain tax-related assets, which resulted in the Company recording $47.6 million in additional income tax expense in our consolidated statements of income in the fourth quarter of 2017.

For the years ended December 31, 2017, 2016 and 2015, the provision for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Current:
Federal	$101,162	$118,080	$120,134
State and local	24,595	20,253	24,900
Total current	125,757	138,333	145,034
Deferred:
Federal	58,732	2,211	(10,386)
State and local	184	1,107	(5,201)
Total deferred	58,916	3,318	(15,587)
Total provision for income taxes	$184,673	$141,651	$129,447

The Company files Federal and state income tax returns with its subsidiaries. The Company’s subsidiaries also file income tax returns in Guam and Saipan. The Company had a current income tax receivable due from various jurisdictions of $53.2 million and $39.8 million as of December 31, 2017 and 2016, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2017 and 2016, were as follows:

	December 31,
(dollars in thousands)	2017	2016
Assets:
Deferred compensation expense	$51,169	$86,327
Allowance for loan and lease losses and nonperforming assets	37,185	54,310
Investment securities	35,819	47,453
Deferred expense	—	435
State income taxes	5,155	14,293
Total deferred income tax assets before valuation allowance	129,328	202,818
Valuation allowance	(1,834)	—
Total deferred income tax assets after valuation allowance	127,494	202,818
Liabilities:
Leases	(13,634)	(39,397)
Deferred income	(6,262)	—
Intangible assets	(969)	(1,792)
Other	(8,130)	(9,793)
Total deferred income tax liabilities	(28,995)	(50,982)
Net deferred income tax assets	$98,499	$151,836

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2017 and 2016.

Management evaluated the deferred income tax assets for recoverability by considering negative and positive evidence. Negative evidence included the uncertainty of generating future capital gains and restrictions on the ability to sell low-income housing investments during periods when carrybacks of capital losses are allowed. Positive evidence included the generation of capital gains in the current year and carryback years. Based on the weight of all available evidence, management determined a valuation allowance to offset deferred tax assets related to investments in low-income housing projects that can only be utilized to offset capital gains was required. Management further concluded it is more likely than not that the remaining deferred tax assets will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and projected future taxable income. Consequently, the remaining deferred income tax assets are not subject to a valuation allowance.

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$128,924	35.00%	$130,140	35.00%	$120,129	35.00%
State and local taxes, net of federal income tax benefit	16,106	4.37	13,884	3.73	12,804	3.73
Impact of Tax Reform	47,598	12.92	—	—	—	—
Nontaxable income	(4,974)	(1.35)	(4,628)	(1.24)	(3,570)	(1.04)
Other	(2,981)	(0.81)	2,255	0.61	84	0.02
Income tax expense and effective income tax rate	$184,673	50.13%	$141,651	38.10%	$129,447	37.71%

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

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017			2016			2015
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$127,085	$9,965	$137,050	$5,903	$2,935	$8,838	$5,748	$2,972	$8,720
Additions for current year tax positions	2,727	—	2,727	490	—	490	680	—	680
Additions for Reorganization Transactions	—	226	226	121,401	7,017	128,418	—	—	—
Additions for prior years' tax positions:
Accrual of interest and penalties	—	621	621	—	301	301	—	178	178
Other	1,152	—	1,152	—	—	—	97	25	122
Reductions for prior years' tax positions:
Expiration of statute of limitations	(345)	(152)	(497)	(709)	(288)	(997)	(622)	(240)	(862)
Balance at December 31,	$130,619	$10,660	$141,279	$127,085	$9,965	$137,050	$5,903	$2,935	$8,838

Included in the balance of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015,  was $14.9 million, $10.6 million and $6.6 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2017, was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $107.6 million of taxes and $5.4 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.7 million, $0.8 million and nil, respectively, of net expense attributable to interest and penalties. The Company had a liability of $12.8 million and $12.1 million as of December 31, 2017 and 2016, respectively, accrued for interest and penalties, of which $10.7 million and $10.0 million as of December 31, 2017 and 2016, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of December 31, 2017, the Company maintained balances of $93.9 million related to current tax receivables, $116.5 million related to unrecognized tax benefits, and an indemnification receivable of $22.6 million. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. In 2017, the Company recorded $3.9 million of such adjustments through the provision for income taxes and noninterest income.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$194,687	$—	$(2,032)	$200,504	$—	$(5,296)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,820,442	14,658	(13,017)	1,297,101	15,982	(18,299)
Funding swap	43,113	—	(5,439)	37,143	—	(7,460)
Foreign exchange contracts	3,658	24	—	3,664	—	(147)

(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain derivative contracts noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $2.9 million and $1.2 million at December 31, 2017 and 2016, respectively.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. As of December 31, 2017, the CME variation margin was $3.1 million. The change was applied prospectively effective January 3, 2017 and as a result prior period balances have not been adjusted. Variation margin on derivative contracts not treated as settlements continue to represent collateral posted or received by the Company.

As of December 31, 2017, the Company pledged $22.6 million in financial instruments and $4.9 million in cash as collateral for interest rate swaps. The cash collateral represents the excess initial margin and the variation margin on derivative contracts not treated as settlements and continues to represent collateral posted by the Company.  As of December 31, 2016, the Company pledged $12.1 million in financial instruments and $18.3 million in cash as collateral for interest rate swaps.

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

At December 31, 2017, the Company carried interest rate swaps with notional amounts totaling $44.7 million with a positive fair value of nil and a negative fair value of $0.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 3.44%. The swaps mature between 2019 and 2023. At December 31, 2016, the Company carried interest rate swaps with notional amounts totaling $50.5 million with a positive fair value of nil and a negative fair value of $1.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31:

	December 31,
(dollars in thousands)	2017	2016	2015
Interest expense recorded in net interest income	$(644)	$(1,226)	$(2,472)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	846	956	1,803
Recognized on hedged item	(841)	(1,166)	(1,733)
Net gains (losses) recognized on fair value hedges (ineffective portion)	5	(210)	70
Net losses recognized on fair value hedges	$(639)	$(1,436)	$(2,402)

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

The interest rate swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a hedge of $0.1 million,  $0.3 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $1.5 million as of December 31, 2017 and a negative fair value of $3.8 million as of December 31, 2016, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The interest rate swaps resulted in net interest expense of $2.4 million, $3.2 million and $3.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the effect of cash flow hedging relationships for the years ended December 31:

	December 31,
(dollars in thousands)	2017	2016	2015
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$2,473	$2,397	$1,684
Pretax gain reclassified from accumulated other comprehensive income	—	—	(387)

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31:

	Net gains (losses) recognized
	in the consolidated statements	Year Ended December 31,
(dollars in thousands)	of income line item	2017	2016	2015
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$819	$901	$510
Funding swap	Other noninterest income	(169)	25	—
Foreign exchange contracts	Other noninterest income	171	(240)	93

As of December 31, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.8 billion, including $1.7 billion related to the Company’s customer swap program, with a positive fair value of $14.7 million and a negative fair value of $13.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.36% to 5.33%. The swaps mature between 2018 and 2037. As of December 31, 2016, the Company carried multiple interest rate swaps with notional amounts totaling $1.3 billion, including $1.2 billion related to the Company’s customer swap program, with a positive fair value of $16.0 million and a negative fair value of $18.3 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 0.77% to 4.90%. The swaps mature between 2018 and 2035. These swaps resulted in net interest expense of $0.9 million, $1.1 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $6.7 million, $7.3 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest rate swaps related to the program had asset fair values of $14.7 million and $16.0 million as of December 31, 2017 and 2016, respectively, and liability fair values of $11.7 million and $16.0 million as of December 31, 2017 and 2016, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $5.4 million and $7.5 million was included in the consolidated balance sheets at December 31, 2017 and 2016, respectively, to provide for the fair value of this liability. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no sales of these shares prior to 2016. See “Note 21. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as pledged property less loan balance, requires valuation of the property pledged. Counterparty credit risk adjustments of $0.1 million, nil and $0.2 million  were recognized for the years ended December 31, 2017, 2016 and 2015, respectively.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $4.5 million and $8.8 million at December 31, 2017 and 2016, respectively, for which we posted $4.8 million and $12.1 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2017 or December 31, 2016, we would have been required to settle the contract in an amount equal to its fair value.

18. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a purported class action lawsuit was filed by a Bank customer alleging that FHB improperly charges an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time a transaction is authorized by the customer but not at the time the transaction is posted, and that this practice constitutes an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleges that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constitutes a usurious interest charge and an unfair and deceptive trade practice.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $49.1 million and $94.5 million at December 31, 2017 and 2016, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.8 million and $19.0 million at December 31, 2017 and 2016, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2017 have maturities ranging from January 2018 to March 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2017 and 2016, respectively, were as follows:

	December 31,
(dollars in thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,401,763	$5,121,811
Standby letters of credit	161,798	60,848
Commercial letters of credit	5,540	6,813

Guarantees

The Company sells residential mortgage loans in the secondary market primarily to The Federal National Mortgage Association and The Federal Home Loan Mortgage Corporation that may potentially require repurchase under certain conditions. This risk is managed through the Company’s underwriting practices. The Company services loans sold to investors and loans originated by other originators under agreements that may include repurchase remedies if certain servicing requirements are not met. This risk is managed through the Company’s quality assurance and monitoring procedures. Management does not anticipate any material losses as a result of these transactions.

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

19. Earnings per Share

The Company made no adjustments to net income for the purposes of computing earnings per share and there were no antidilutive securities. For the year ended December 31, 2016, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions on April 1, 2016, as if such shares were outstanding for the entire period prior to the Reorganization Transactions, plus the weighted average number of such shares outstanding following the Reorganization Transactions through December 31, 2016. For the year ended December 31, 2015, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Reorganization Transactions, as if the Company had operated as a stand-alone entity for the period presented.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2017	2016	2015
Numerator:
Net income	$183,682	$230,178	$213,780

Denominator:
Basic: weighted-average shares outstanding	139,560,305	139,487,762	139,459,620
Add: weighted-average equity-based awards	96,688	4,846	—
Diluted: weighted-average shares outstanding	139,656,993	139,492,608	139,459,620

Basic earnings per share	$1.32	$1.65	$1.53
Diluted earnings per share	$1.32	$1.65	$1.53

20. Stock-Based Compensation

The Company has several stock-based compensation plans that were implemented in 2016 and allow for grants of restricted stock, performance share units and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2017 and 2016, stock-based compensation expense was $3.1 million and $4.5  million, respectively, and the related income tax benefit was $1.6 million and $0.7 million, respectively. For the years ended December 31, 2017 and 2016, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

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

There were no shares of restricted stock granted for the year ended December 31, 2017. For the year ended December 31, 2016, the Company granted 77,037 shares of restricted stock with a weighted-average grant date fair value of $24.41 to key employees. These shares were fully vested on the grant date. The total grant date fair value of restricted stock that vested for the year ended December 31, 2016 was $1.9 million. However, there are transfer restrictions on these shares with restrictions for 50% of the restricted stock lapsing six months following the vesting date and the restrictions for the remaining 50% of the restricted stock lapsing 18 months following the vesting date.

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

The following presents the Company’s PSU activity for the years ended December 31, 2017 and 2016:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	321,612	29.11
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	321,612	$29.11
Granted	244,218	30.44
Vested	(38,522)	24.41
Forfeited	(21,257)	33.20
Unvested as of December 31, 2017	506,051	$30.82

For the year ended December 31, 2017, the Company granted 209,374 PSUs to key employees with a weighted average grant date fair value of $29.98. The Company granted these PSUs related to its LTIP for the three year performance period which began on January 1, 2017. This award has performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups. For the year ended December 31, 2016, the Company granted 356,456 PSUs to key employees with a weighted-average grant date fair value of $30.91.  The Company granted 115,566 PSUs in connection with its IPO. One-third of these PSUs will vest on each of the first,  second and third anniversaries of the IPO date. However, transfer restrictions will remain on these shares for six months following the vesting date. The performance condition related to these PSUs is based on the Company’s profitability in the fiscal years immediately preceding the vesting dates. The Company also granted 240,890 PSUs related to its LTIP for the three year performance period which began on January 1, 2016. The Company’s stock-based compensation expense related to PSUs was $2.9 million and $2.6 million for the years ended December 31, 2017 and 2016, respectively. Unrecognized compensation expense related to unvested PSUs was $4.3 million and $6.8 million as of December 31, 2017 and 2016, respectively. The unrecognized compensation expense as of December 31, 2017 is expected to be recognized over a weighted average vesting period of 1.5 years. As of December 31,  2017, total shares authorized under the plan from which the restricted stock, PSUs and restricted stock units were issued were 5.6 million shares, of which 5.0 million shares were available for future grants. The total grant date fair value of PSUs that vested for the year ended December 31, 2017 was $0.9 million.

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

The following presents the Company’s RSU activity for the years ended December 31, 2017 and 2016:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	5,379	24.41
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	5,379	$24.41
Granted	14,506	29.74
Vested	(8,379)	26.77
Forfeited	—	—
Unvested as of December 31, 2017	11,506	$29.74

For the year ended December 31, 2017, the Company granted 9,006 RSUs to non-employee directors with a weighted-average grant date fair value of $30.19. The Company also issued 5,500 RSUs to employees with a weighted average grant date fair value of $28.97. The awards will vest on various dates. The total grant date fair value of RSUs that vested during 2017 was $0.2 million. For the year ended December 31, 2016, the Company granted 5,379 RSUs to non-employee directors with a weighted-average grant date fair value of $24.41. The RSUs vested in one year from the date of grant. The grantee must continuously serve as a non-employee director or employee from the grant date through the vesting date with any unvested RSUs being forfeited upon termination of the grantee’s service as a non-employee director or employee. The Company’s share-based compensation expense related to RSUs was $0.3 million for the year ended December 31, 2017 and was not material for the year ended December 31, 2016. Unrecognized compensation expense related to unvested RSUs was $0.2 million and $0.1 million as of December 31, 2017 and 2016, respectively. The unrecognized compensation expense as of December 31, 2017 is expected to be recognized over a weighted average vesting period of 0.66 years. As of December 31, 2017, total shares authorized under the 2016 Non-Employee Director Plan were 75,000 shares, of which 60,615 shares were available for future grants.

For all awards of restricted stock, PSUs and RSUs, the Company, upon delivery of the common stock, will also pay to each grantee a cash amount equal to the product of all cash dividends paid on a share of common stock from the grant date to such delivery date and the number of common stock delivered to the grantee on such delivery date.

Employee Stock Purchase Plan (“ESPP”)

The Company also introduced an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis, effective October 1, 2016. The first such offering period of the Company’s ESPP was from October 1, 2016 through December 31, 2016. Participant purchases through the ESPP received a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2017, total shares authorized under the Company’s ESPP were 600,000 shares. The Company issued 12,341 shares and 15,961 shares of common stock to employee participants in January 2018 and 2017, respectively, which resulted in 571,698 shares of common stock authorized for future purchases.

21. Fair Value

The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value under GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2017 and 2016, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares in 2016, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $5.4 million and $7.5 million was included in the consolidated balance sheets at December 31, 2017 and 2016, respectively, to provide for the fair value of this liability. The potential liability related to the conversion rate swap agreement was determined based on management’s estimate of the timing and the amount of Visa litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the conversion rate swap agreement is classified as Level 3. The significant unobservable inputs used in the fair value measurement of the Company’s derivative liability are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 are summarized below:

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,255	$—	$392,255
Government-sponsored enterprises debt securities	—	242,601	—	242,601
Government agency mortgage-backed securities(1)	—	351,390	—	351,390
Government-sponsored enterprises mortgage-backed securities(1)	—	174,741	—	174,741
Non-government asset-backed securities	—	—	—	—
Collateralized mortgage obligations:
Government agency	—	3,290,474	—	3,290,474
Government-sponsored enterprises	—	762,718	—	762,718
Debt securities issued by states and political subdivisions	—	20,479	—	20,479
Total available-for-sale securities	—	5,234,658	—	5,234,658
Other assets(2)	—	14,682	—	14,682
Liabilities
Other liabilities(3)	—	(15,049)	(5,439)	(20,488)
Total	$—	$5,234,291	$(5,439)	$5,228,852

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,473	$—	$392,473
Government-sponsored enterprises debt securities	—	242,667	—	242,667
Government agency mortgage-backed securities(1)	—	185,663	—	185,663
Government-sponsored enterprises mortgage-backed securities(1)	—	204,385	—	204,385
Non-government asset-backed securities	—	12,583	—	12,583
Collateralized mortgage obligations:
Government agency	—	3,351,822	—	3,351,822
Government-sponsored enterprises	—	687,921	—	687,921
Total available-for-sale securities	—	5,077,514	—	5,077,514
Other assets(2)	—	15,982	—	15,982
Liabilities
Other liabilities(3)	—	(23,742)	(7,460)	(31,202)
Total	$—	$5,069,754	$(7,460)	$5,062,294

(1)	Backed by residential real estate.
(2)	Other assets include investments in derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the years ended December 31, 2017 and 2016,  there were no transfers between levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016 are summarized in the table below.

	Visa Derivative
(dollars in thousands)	2017	2016
Year Ended December 31,
Balance as of January 1,	$(7,460)	$—
Total net (losses) gains included in other noninterest income	(168)	25
Purchases	—	(8,875)
Settlements	2,189	1,390
Balance as of December 31,	$(5,439)	$(7,460)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of December 31,	$(168)	$25

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

Loans held for sale

Residential loans held for sale are carried at the lower of cost or fair value, and are therefore subject to fair value measurements on a nonrecurring basis. The fair value of loans held for sale is based on current quoted prices or rates in secondary markets for portfolios with similar characteristics. As such, the Company classifies these loans as Level 2.

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

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases.

	December 31, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,034,644	$367,084	$667,560	$—	$1,034,644
Loans held for sale	556	—	559	—	559
Loans(1)	12,112,303	—	—	12,426,506	12,426,506

Financial liabilities:
Deposits	$17,612,122	$13,438,240	$4,160,393	$—	$17,598,633

(1)	Excludes financing leases of $165.1 million at December 31, 2017.

	December 31, 2016
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,052,058	$253,827	$798,226	$—	$1,052,053
Loans(1)	11,340,338	—	—	11,306,675	11,306,675

Financial liabilities:
Deposits	$16,794,532	$13,055,935	$3,730,945	$—	$16,786,880
Short-term borrowings	9,151	—	9,109	—	9,109

(1)	Excludes financing leases of $180.0 million at December 31, 2016.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2017 and 2016, the Company had $5.6 billion and $5.2 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $11.7 million and $11.0 million at December 31, 2017 and 2016, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table summarizes the balances as of the measurement date of the assets measured at fair value on a nonrecurring basis, and still held as of the reporting date as of December 31, 2017 and 2016:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2017
Impaired loans	$—	$—	$87
December 31, 2016
Impaired loans	$—	$—	$1,567

Total losses of impaired loans for the years ended December 31, 2017, 2016 and 2015  were $0.7 million, $0.4 million and $0.3 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of

December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$87	Appraisal Value	Appraisal Value	n/m(1)
Other liabilities	$(5,439)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,567	Appraisal Value	Appraisal Value	n/m(1)
Other liabilities	$(7,460)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

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

The following table presents selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other(1)	Total
Year Ended December 31, 2017
Net interest income (expense)	$430,379	$111,109	$(12,684)	$528,804
Provision for loan and lease losses	(6,837)	(11,663)	—	(18,500)
Net interest income (expense) after provision for loan and lease losses	423,542	99,446	(12,684)	510,304

Noninterest income	90,702	74,236	40,667	205,605
Noninterest expense	(223,652)	(68,167)	(55,735)	(347,554)
Income (loss) before (provision) benefit for income taxes	290,592	105,515	(27,752)	368,355

(Provision) benefit for income taxes	(138,786)	(49,201)	3,314	(184,673)
Net income (loss)	$151,806	$56,314	$(24,438)	$183,682
Total assets as of December 31, 2017	$7,003,724	$5,462,370	$8,083,367	$20,549,461

(1)	Includes $6.9 million gains on the sale of real estate.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2016
Net interest income (expense)	$415,964	$115,455	$(39,747)	$491,672
Provision for loan and lease losses	(3,150)	(5,450)	—	(8,600)
Net interest income (expense) after provision for loan and lease losses	412,814	110,005	(39,747)	483,072

Noninterest income(1)	91,583	73,264	61,190	226,037
Noninterest expense(1)	(211,762)	(63,193)	(62,325)	(337,280)
Income (loss) before (provision) benefit for income taxes	292,635	120,076	(40,882)	371,829

(Provision) benefit for income taxes	(110,192)	(45,172)	13,713	(141,651)
Net income (loss)	$182,443	$74,904	$(27,169)	$230,178
Total assets as of December 31, 2016	$6,963,701	$4,680,512	$8,017,616	$19,661,829

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform with the current year’s presentations. For the year ended December 31, 2016, noninterest income and noninterest expense for Commercial banking were both understated by $6.9 million and both noninterest income and noninterest expense for Treasury and Other were understated by $1.5 million.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2015
Net interest income (expense)	$399,153	$113,466	$(51,294)	$461,325
Provision for loan and lease losses	(4,643)	(5,257)	—	(9,900)
Net interest income (expense) after provision for loan and lease losses	394,510	108,209	(51,294)	451,425

Noninterest income(1)	97,934	78,500	42,677	219,111
Noninterest expense(1)	(199,308)	(61,463)	(66,538)	(327,309)
Income (loss) before (provision) benefit for income taxes	293,136	125,246	(75,155)	343,227

(Provision) benefit for income taxes	(99,764)	(43,181)	13,498	(129,447)
Net income (loss)	$193,372	$82,065	$(61,657)	$213,780
Total assets as of December 31, 2015	$6,725,665	$4,120,805	$8,506,211	$19,352,681

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform with the current year’s presentations. For the year ended December 31, 2015, noninterest income and noninterest expense for Commercial banking were both understated by $6.3 million and both noninterest income and noninterest expense for Treasury and Other were understated by $1.4 million.

23. Parent Company

The following tables present Parent Company-only condensed financial statements.

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Income
Dividends from FHB	$105,400	$479,692	$175,600
Other income	3,937	368	—
Total income	109,337	480,060	175,600
Noninterest expense
Salaries and employee benefits	5,949	6,820	10,930
Contracted services and professional fees	3,643	5,424	5,791
Equipment	55	—	—
Advertising and marketing	1	4	—
Other	570	999	2,076
Total noninterest expense	10,218	13,247	18,797
Income before (provision) benefit for income taxes and equity in undistributed income (excess distributions) of FHB	99,119	466,813	156,803
(Provision) benefit for income taxes	(642)	3,175	7,425
Equity in undistributed income (excess distributions) of FHB	85,205	(239,810)	49,552
Net income	$183,682	$230,178	$213,780
Comprehensive income	$175,310	$193,426	$213,978

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2017	2016
Assets
Cash and cash equivalents	$14,337	$5,994
Investment in FHB	2,522,624	2,440,596
Other assets	23,912	50,831
Total assets	$2,560,873	$2,497,421
Liabilities and Stockholders' Equity
Retirement benefits payable	$780	$736
Other liabilities	27,542	20,200
Total liabilities	28,322	20,936
Stockholders' Equity
Stockholders' equity	2,532,551	2,476,485
Total stockholders' equity	2,532,551	2,476,485
Total liabilities and stockholders' equity	$2,560,873	$2,497,421

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$183,682	$230,178	$213,780
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed income) excess distributions of FHB	(85,205)	239,810	(49,552)
Deferred income taxes	(274)	191	—
Stock-based compensation	244	55	—
Change in assets and liabilities:
Net decrease (increase) in other assets	36,467	(18,729)	—
Net decrease in other liabilities	(2,058)	(8,368)	—
Net cash provided by operating activities	132,856	443,137	164,228

Cash flows from investing activities
Other, net	7	—	—
Net cash provided by investing activities	7	—	—

Cash flows from financing activities
Dividends paid	(122,810)	(85,797)	—
Distributions paid	(2,118)	(361,200)	(164,228)
Stock tendered for payment of withholding taxes	(120)	(146)	—
Proceeds from employee stock purchase plan	528	—	—
Net cash used in financing activities	(124,520)	(447,143)	(164,228)
Net increase (decrease) in cash and cash equivalents	8,343	(4,006)	—
Cash and cash equivalents at beginning of year	5,994	10,000	10,000
Cash and cash equivalents at end of year	$14,337	$5,994	$10,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and Subsidiary (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2018

ITEM 9B.  OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian Bank, Inc. and Subsidiary (the “Company”) have not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act. However, the Company is controlled by BNP Paribas and under common control with BNP Paribas’ affiliates (collectively “BNPP”). To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company.

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382.  BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. In 2017, BNPP received gross revenues of approximately EUR 32.8 million for the year ended December 31, 2017 in connection with these projects, with a net profit of less than that amount, which mainly comprised of repayments and fees on these legacy guarantees and other financing arrangements.

Other relationships with Iranian banks: Until August 1, 2017, BNPP maintained a safe deposit box in Italy for the Rome branch of an Iranian government-owned bank. BNPP has exited this relationship.  There was no gross revenue to BNPP during the reporting period for this activity.

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

Restricted accounts and transactions: BNPP maintains various accounts that are blocked or restricted for sanctions-related reasons, for which no activity took place during the reporting period except for the crediting of interest or the deduction of standard account charges, in accordance with applicable law. During the fourth quarter of 2016, BNPP froze payments where required under relevant sanctions programs. BNPP will continue to hold these assets in a blocked or restricted status, as applicable laws may require or permit.

Amendment of Bylaws

On February 28, 2018, the Board of Directors of FHI amended and restated FHI’s Bylaws (as so amended and restated, the “Bylaws”) to implement proxy access. The Bylaws include a new Section 1.13 that permits a shareholder, or a group of up to twenty shareholders, owning at least three percent of FHI’s outstanding shares of common stock continuously for at least three years to nominate and include in FHI’s annual meeting proxy materials director nominees constituting the greater of two directors or twenty percent of the total number of directors of FHI, provided that the shareholder(s) and nominee(s) satisfy the requirements specified in the Bylaws. The Bylaws also include changes to Section 1.12 to account for proxy access.

The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors and executive officers of the Company, the section captioned “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company's fiscal year is incorporated herein by reference. For information regarding procedures for stockholder nominations, the section captioned “Stockholder Proposals for the 2019 Annual Meeing” in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning The Company’s Code of Ethics, the information contained under the section captioned “Board of Directors, Committees and Governance—Corporate Governance Guidelines and Code of Conduct and Ethics” in the Company’s Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2017.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity
Plan Category	outstanding awards	awards	compensation plans
Equity compensation plans approved by security holders	517,557	$—	5,011,890
Equity compensation plans not approved by security holders	—	—	—
Total	517,557	$—	5,011,890

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

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Consolidated Statements of Income – For the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2017, 2016, and 2015

Consolidated Balance Sheets – As of December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows – For the years ended December 31, 2017, 2016 and 2015

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

3.2	Third Amended and Restated Bylaws of First Hawaiian, Inc., effective as of February 28, 2018
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

10.5

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

10.11

First Hawaiian, Inc. 2016 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.12	First Hawaiian, Inc. Bonus Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))
10.13

First Hawaiian, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

Exhibit Number

10.14

Agreement for Allocation and Settlement of Income Tax Liabilities, effective as of July 1, 2016, by and among BNP Paribas, BNP Paribas Fortis, BNP Paribas USA, Inc., BancWest Corporation, BancWest Holding Inc., Bank of the West, First Hawaiian, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.17 to Amendment No. 1 the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 26, 2016 (File No. 333-212451))

10.15

License Agreement, by and among First Hawaiian, Inc., First Hawaiian Bank, BancWest Holding Inc., BancWest Corporation and Bank of the West (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.16

Insurance Agreement, by and among BNP Paribas, BNP Paribas USA, Inc. and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.17

Executive Change-in-Control Retention Plan of First Hawaiian Bank (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.18

First Hawaiian, Inc. Long-Term Incentive Plan, as amended and restated effective August 9, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.19

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.20

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.21

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.22

Form of First Hawaiian, Inc. 2016 Non-Employee Director Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.23

First Hawaiian, Inc. Role-Based Allowance Award Agreement for Robert S. Harrison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.24

BancWest Corporation Deferred Compensation Plan Part B (2016 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on December 13, 2016 (File No. 333-215068))

10.25

BancWest Corporation Supplemental Executive Retirement Plan (2008 Restatement), as amended (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 26, 2016 (File No. 333-212451))

10.26

Consulting Agreement, dated as of December 13, 2016, by and between First Hawaiian Bank and Albert M. Yamada (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

Exhibit Number

10.27

Offer Letter, dated as of June 15, 2015, from Robert S. Harrison on behalf of First Hawaiian Bank to Eric K. Yeaman (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

10.28

First Hawaiian Bank Deferred Compensation Plan, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 30, 2017 (File No. 333-215676))

10.29

Separation Agreement Including Release of Claims; Exhibit 1 between Michael Ching, First Hawaiian, Inc. and First Hawaiian Bank, dated January 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on January 9, 2018 (File No. 001-14585))

10.30

Form of Consulting Agreement between Michael Ching, First Hawaiian, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on January 9, 2018 (File No. 001-14585))

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

Date: February 28, 2018		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2018

/s/ Robert S. Harrison	/s/ Eric K. Yeaman
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Eric K. Yeaman President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Cox	/s/ W. Allen Doane
Matthew Cox, Director	W. Allen Doane, Director

/s/ Thibault Fulconis	/s/ Gérard Gil
Thibault Fulconis, Director	Gérard Gil, Director

/s/ Jean-Milan Givadinovitch	/s/ J. Michael Shepherd
Jean-Milan Givadinovitch, Director	J. Michael Shepherd, Director

/s/ Allen B. Uyeda
Allen B. Uyeda, Director	Michel Vial, Director