Form 10-Q
period 2018-03-31
FIRST HAWAIIAN, INC.
filed 2018-04-27
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 139,601,123 shares of Common Stock, par value $0.01 per share, were outstanding as of April 19, 2018.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2018	2017
Interest income
Loans and lease financing	$123,551	$109,266
Available-for-sale securities	28,993	26,429
Other	2,392	1,226
Total interest income	154,936	136,921
Interest expense
Deposits	15,264	7,570
Short-term borrowings and long-term debt	—	6
Total interest expense	15,264	7,576
Net interest income	139,672	129,345
Provision for loan and lease losses	5,950	4,500
Net interest income after provision for loan and lease losses	133,722	124,845
Noninterest income
Service charges on deposit accounts	7,955	9,381
Credit and debit card fees	15,497	16,305
Other service charges and fees	9,342	9,097
Trust and investment services income	8,231	7,338
Bank-owned life insurance	2,044	4,578
Other	5,631	4,360
Total noninterest income	48,700	51,059
Noninterest expense
Salaries and employee benefits	42,160	40,408
Contracted services and professional fees	12,287	10,308
Occupancy	6,484	5,709
Equipment	4,588	4,197
Regulatory assessment and fees	3,973	3,774
Advertising and marketing	951	2,028
Card rewards program	5,718	5,775
Other	14,426	13,792
Total noninterest expense	90,587	85,991
Income before provision for income taxes	91,835	89,913
Provision for income taxes	23,877	33,173
Net income	$67,958	$56,740
Basic earnings per share	$0.49	$0.41
Diluted earnings per share	$0.49	$0.41
Dividends declared per share	$0.24	$0.22
Basic weighted-average outstanding shares	139,600,712	139,545,728
Diluted weighted-average outstanding shares	139,732,100	139,637,410

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Net income	$67,958	$56,740
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on investment securities	(48,777)	957
Net unrealized gains on cash flow derivative hedges	544	362
Other comprehensive (loss) income	(48,233)	1,319
Total comprehensive income	$19,725	$58,059

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2018	2017
Assets
Cash and due from banks	$283,135	$367,084
Interest-bearing deposits in other banks	409,357	667,560
Investment securities	5,076,766	5,234,658
Loans held for sale	397	556
Loans and leases	12,464,165	12,277,369
Less: allowance for loan and lease losses	138,574	137,253
Net loans and leases	12,325,591	12,140,116

Premises and equipment, net	288,565	289,215
Other real estate owned and repossessed personal property	—	329
Accrued interest receivable	47,499	47,987
Bank-owned life insurance	440,054	438,010
Goodwill	995,492	995,492
Mortgage servicing rights	18,659	13,196
Other assets	357,427	355,258
Total assets	$20,242,942	$20,549,461
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,312,288	$11,485,269
Noninterest-bearing	6,050,134	6,126,853
Total deposits	17,362,422	17,612,122
Long-term debt	34	34
Retirement benefits payable	134,684	134,218
Other liabilities	224,940	270,536
Total liabilities	17,722,080	18,016,910

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,611,795 / 139,601,123 as of March 31, 2018; issued/outstanding: 139,599,454 / 139,588,782 as of December 31, 2017)	1,396	1,396
Additional paid-in capital	2,490,910	2,488,643
Retained earnings	193,522	139,177
Accumulated other comprehensive loss, net	(164,684)	(96,383)
Treasury stock (10,672 shares as of both March 31, 2018 and December 31, 2017)	(282)	(282)
Total stockholders' equity	2,520,862	2,532,551
Total liabilities and stockholders' equity	$20,242,942	$20,549,461

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2016	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$—	$2,476,485
Net income	—	—	—	56,740	—	—	56,740
Cash dividends declared ($0.22 per share)	—	—	—	(30,700)	—	—	(30,700)
Common stock issued under Employee Stock Purchase Plan	15,961	—	528	—	—	—	528
Equity-based awards	—	—	1,817	(195)	—	—	1,622
Other comprehensive income, net of tax	—	—	—	—	1,319	—	1,319
Balance as of March 31, 2017	139,546,615	$1,395	$2,486,596	$104,695	$(86,692)	$—	$2,505,994

Balance as of December 31, 2017	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	67,958	—	—	67,958
Cash dividends declared ($0.24 per share)	—	—	—	(33,504)	—	—	(33,504)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	—	—	1,925	(177)	—	—	1,748
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(48,233)	—	(48,233)
Balance as of March 31, 2018	139,601,123	$1,396	$2,490,910	$193,522	$(164,684)	$(282)	$2,520,862

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$67,958	$56,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,950	4,500
Depreciation, amortization and accretion, net	13,220	14,363
Deferred income taxes	7,511	6,816
Stock-based compensation	1,748	1,622
Net gains on sale of real estate	—	(142)
Other gains	(13)	(12)
Originations of loans held for sale	(862)	—
Proceeds from sales of loans held for sale	465	—
Change in assets and liabilities:
Net (increase) decrease in other assets	(4,869)	14,761
Net decrease in other liabilities	(37,891)	(33,625)
Net cash provided by operating activities	53,217	65,023
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	218,941	205,927
Purchases	(130,252)	(390,968)
Other investments:
Proceeds from sales	2,285	8,452
Purchases	(4,403)	(5,858)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(189,496)	(265,066)
Proceeds from sales of loans originated for investment	570	671
Proceeds from bank-owned life insurance	—	3,987
Purchases of premises, equipment and software	(3,446)	(1,032)
Proceeds from sales of premises and equipment	—	10
Purchases of mortgage servicing rights	(6,444)	—
Proceeds from sales of other real estate owned	332	635
Other	(594)	(550)
Net cash used in investing activities	(112,507)	(443,792)
Cash flows from financing activities
Net (decrease) increase in deposits	(249,700)	143,646
Net decrease in short-term borrowings	—	(9,151)
Dividends paid	(33,504)	(30,700)
Proceeds from employee stock purchase plan	342	528
Net cash (used in) provided by financing activities	(282,862)	104,323
Net decrease in cash and cash equivalents	(342,152)	(274,446)
Cash and cash equivalents at beginning of period	1,034,644	1,052,058
Cash and cash equivalents at end of period	$692,492	$777,612

Supplemental disclosures
Interest paid	$15,100	$7,457
Income taxes paid, net of income tax refunds	189	180
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	—	524
Transfers from loans and leases to loans held for sale	4	659

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

The accompanying unaudited interim consolidated financial statements of First Hawaiian, Inc. and the Bank (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly‑owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. As part of these transactions, BancWest amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining as the only direct wholly-owned subsidiary of FHI.

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at $23.00 per share were completed. On February 17, 2017, a second offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at $32.00 per share was completed. FHI did not receive any of the proceeds from the sales of shares by BNPP. Following the secondary offering and exercise of the underwriters’ option to purchase additional shares in February 2017, BNPP beneficially owned approximately 62% of FHI’s outstanding common stock. BNPP continued to beneficially own approximately 62% of FHI’s outstanding common stock as of March 31, 2018.

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

Correction of an Immaterial Error to the Financial Statements

Subsequent to the issuance of the Company’s unaudited interim September 30, 2017 consolidated financial statements, the Company’s management determined that certain expenses related to card rewards program were incorrectly offset against credit and debit card fee income and credit card interchange assessment fees were incorrectly classified in card rewards program expense versus credit and debit card fee income in the consolidated statements of income for the three months ended March 31, 2017. For the three months ended March 31, 2017, income from service charges on deposit accounts was overstated by $0.1 million, credit and debit card fee income was understated by $1.8 million, occupancy expense was understated by $0.4 million and card rewards program expense was understated by $1.3 million. As a result, certain noninterest income and noninterest expense amounts have been restated from the amounts previously reported to correct the classification errors. There was no change to net income or earnings per share as previously reported as a result of these errors. Management has evaluated the materiality of these errors on its prior period financial statements from a quantitative and qualitative perspective, and has concluded that these errors were not material to the prior period.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018. The Company adopted the new guidance using the modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at January 1, 2018 and new contracts entered into after this date. Most of the Company’s revenue is comprised of net interest income on loans, leases, investment securities and deposits, and is explicitly out of scope of the new revenue recognition guidance. Management conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance. These contracts included those related to credit and debit card fees, service charges and fees on deposit accounts and trust and investment services fees. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, additional disclosures required by the standard have been included in “Note 13. Revenue from Contracts with Customers” to the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the reporting period. The other components of net periodic benefit costs are to be presented in the income statement separately from the service cost component. The Company adopted the provisions of ASU No. 2017-07 on January 1, 2018 and applied the guidance retrospectively to all periods for which a statement of income is presented. The Company continues to record the service cost component of net periodic benefit cost in salaries and employee benefits; however, all other components of net periodic benefit cost is now recorded in other noninterest expense. The Company elected to use the practical expedient which permits entities to estimate amounts for comparative periods using the information previously disclosed in the Company’s pension and other postretirement benefit plan disclosure as such amounts are not material. The adoption of ASU No. 2017-07 did not have a material impact on the Company’s consolidated financial statements. See “Note 15. Benefit Plans” for required disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. This guidance applies to entities that change the terms or conditions of a share-based payment award. This guidance clarifies when an entity should account for a change as a modification. Modification accounting will be required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted the provisions of ASU No. 2017-09 on January 1, 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance provided entities with an option to reclassify tax effects that were stranded in accumulated other comprehensive income, pursuant to the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The Company elected to early adopt the provisions of ASU No. 2018-02 on January 1, 2018 and reflected the reclassification related to the Tax Act in the period of adoption. The amount of the reclassification reflected the impact of the Tax Act that was signed into law on December 22, 2017 which reduced the corporate tax rate from 35% to 21%. The result of the early adoption of ASU No. 2018-02 was to reclassify a credit balance of $20.1 million from accumulated other comprehensive loss to retained earnings as of January 1, 2018. The Company utilizes a security-by-security approach to releasing income tax effects from accumulated other comprehensive loss. The adoption of ASU No. 2018-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. As lessees, the Company has lease agreements for branch locations that are currently considered operating leases, and therefore, are not recognized on the Company’s consolidated balance sheets. The Company expects that the new guidance will require these leases to be recognized on the consolidated balance sheets as a right-of-use asset with a corresponding lease liability. The Company has formed a working group comprised of teams from different disciplines, including finance and bank properties. The Company continues to evaluate the impact this guidance will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. The guidance requires entities to record a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The new guidance will require significant operational changes, particularly in data collection and analysis. The Company has formed a working group comprised of teams from different disciplines, including credit and finance, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. Management’s evaluation includes a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new impairment models may be required. The Company continues to evaluate the impact this guidance, including the method of implementation, will have on its consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-02, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The objectives of the new guidance are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Currently, the Company participates in limited activities in fair value and cash flow hedging relationships. However, hedging improvements in the new guidance will be considered in the development of future risk management strategies.

2. Investment Securities

As of March 31, 2018 and December 31, 2017, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and debt securities – includes U.S. Treasury notes and debt securities issued by government- sponsored enterprises.

Mortgage-backed securities – includes securities backed by notes or receivables secured by mortgage assets with cash flows based on actual or scheduled payments.

Collateralized mortgage obligations – includes securities backed by a pool of mortgages with cash flows distributed based on certain rules rather than pass through payments.

Debt securities issued by states and political subdivisions – includes general obligation bonds issued by state and local governments.

As of March 31, 2018 and December 31, 2017, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$404,062	$—	$(16,415)	$387,647	$404,376	$—	$(12,121)	$392,255
Government-sponsored enterprises debt securities	249,714	—	(10,059)	239,655	249,712	—	(7,111)	242,601
Government agency mortgage-backed securities	470,478	64	(14,234)	456,308	356,858	—	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	174,378	134	(6,463)	168,049	178,702	169	(4,130)	174,741
Collateralized mortgage obligations:
Government agency	3,204,890	—	(117,182)	3,087,708	3,367,173	47	(76,746)	3,290,474
Government-sponsored enterprises	742,084	—	(24,601)	717,483	779,911	25	(17,218)	762,718
Debt securities issued by states and political subdivisions	20,477	—	(561)	19,916	20,543	—	(64)	20,479
Total available-for-sale securities	$5,266,083	$198	$(189,515)	$5,076,766	$5,357,275	$241	$(122,858)	$5,234,658

Proceeds from both calls and sales of investment securities were nil for the three months ended March 31, 2018 and 2017. The Company recorded no gross realized gains and no gross realized losses for the three months ended

March 31, 2018 and 2017. Accordingly, no provision for income taxes related to net realized gains on the sale of investment securities was recorded for the three months ended March 31, 2018 and 2017. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $28.9 million and $26.4 million for the three months ended March 31, 2018 and 2017, respectively. Interest income from non-taxable investment securities was $0.1 million during the three months ended March 31, 2018. The Company did not own any non-taxable investment securities during the three months ended March 31, 2017.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government-sponsored enterprises and states and political subdivisions as of March 31, 2018, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2018
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$430,259	$413,492
Due after five years through ten years	223,517	213,810
Due after ten years	20,477	19,916
	674,253	647,218

Government agency mortgage-backed securities	470,478	456,308
Government-sponsored enterprises mortgage-backed securities	174,378	168,049
Collateralized mortgage obligations:
Government agency	3,204,890	3,087,708
Government-sponsored enterprises	742,084	717,483
Total mortgage-backed securities and collateralized mortgage obligations	4,591,830	4,429,548
Total available-for-sale securities	$5,266,083	$5,076,766

At March 31, 2018, pledged securities totaled $2.7 billion, of which $2.5 billion was pledged to secure public deposits and $229.7 million was pledged to secure other financial transactions. At December 31, 2017, pledged securities totaled $3.0 billion, of which $2.8 billion was pledged to secure public deposits and $229.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of March 31, 2018 and December 31, 2017.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 202 and 196 individual securities in each category have been in a continuous loss position as of March 31, 2018 and December 31, 2017, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(1,713)	$47,500	$(14,702)	$340,147	$(16,415)	$387,647
Government-sponsored enterprises debt securities	(1,299)	58,701	(8,760)	180,954	(10,059)	239,655
Government agency mortgage-backed securities	(6,345)	272,336	(7,889)	140,778	(14,234)	413,114
Government-sponsored enterprises mortgage-backed securities	—	199	(6,463)	162,089	(6,463)	162,288
Collateralized mortgage obligations:
Government agency	(41,628)	1,377,239	(75,554)	1,710,469	(117,182)	3,087,708
Government-sponsored enterprises	(7,092)	338,739	(17,509)	378,744	(24,601)	717,483
Debt securities issued by states and political subdivisions	(561)	19,916	—	—	(561)	19,916
Total available-for-sale securities with unrealized losses	$(58,638)	$2,114,630	$(130,877)	$2,913,181	$(189,515)	$5,027,811

	Time in Continuous Loss as of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(994)	$48,182	$(11,127)	$344,073	$(12,121)	$392,255
Government-sponsored enterprises debt securities	(642)	59,358	(6,469)	183,243	(7,111)	242,601
Government agency mortgage-backed securities	(976)	200,963	(4,492)	150,427	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	(1)	63	(4,129)	168,342	(4,130)	168,405
Collateralized mortgage obligations:
Government agency	(23,236)	1,473,170	(53,510)	1,803,338	(76,746)	3,276,508
Government-sponsored enterprises	(3,203)	327,435	(14,015)	403,321	(17,218)	730,756
Debt securities issued by states and political subdivisions	(64)	10,641	—	—	(64)	10,641
Total available-for-sale securities with unrealized losses	$(29,116)	$2,119,812	$(93,742)	$3,052,744	$(122,858)	$5,172,556

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

The term other-than-temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At March 31, 2018 and December 31, 2017, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of March 31, 2018 and December 31, 2017, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the three months ended March 31, 2018 and for the year ended December 31, 2017.

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

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. See “Note 11. Derivative Financial Instruments” for more information. There were no such sales during the three months ended March 31, 2018 or during the three months ended March 31, 2017.

The Company held approximately 120,000 Visa Class B restricted shares as of both March 31, 2018 and December 31, 2017. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of March 31, 2018 and December 31, 2017, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$3,219,210	$3,135,266
Real estate:
Commercial	2,738,557	2,667,597
Construction	594,266	632,911
Residential	4,156,003	4,090,053
Total real estate	7,488,826	7,390,561
Consumer	1,595,989	1,586,476
Lease financing	160,140	165,066
Total loans and leases	$12,464,165	$12,277,369

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $33.1 million and $31.2 million at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $914.2 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2017, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $914.5 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.3 million and $3.3 million at March 31, 2018 and December 31, 2017, respectively.

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

At March 31, 2018 and December 31, 2017, remaining loan and lease commitments were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$2,365,231	$2,406,261
Real estate:
Commercial	78,275	78,266
Construction	481,366	450,856
Residential	993,524	980,792
Total real estate	1,553,165	1,509,914
Consumer	1,501,511	1,485,588
Total loan and lease commitments	$5,419,907	$5,401,763

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

Segmentation

Management has identified three primary portfolio segments in estimating the Allowance: commercial lending, residential real estate lending and consumer lending. Commercial lending is further segmented into four distinct classes based on characteristics relating to the borrower, transaction, and collateral. These portfolio segments are: commercial and industrial, commercial real estate, construction, and lease financing. Residential real estate is not further segmented, but consists of single-family residential mortgages, real estate secured installment loans and home equity lines of credit. Consumer lending is not further segmented, but consists primarily of automobile loans, credit cards, and other installment loans. Management has developed a methodology for each segment and class taking into consideration portfolio segment-specific and class-specific factors such as product type, loan portfolio characteristics, management information systems, and other risk factors.

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

Unallocated Allowance

The Company’s Allowance incorporates an unallocated portion to cover risk factors and events that may have occurred as of the evaluation date that have not been reflected in the risk measures utilized due to inherent limitations in the precision of the estimation process. These risk factors, in addition to past and current events based on facts at the unaudited interim consolidated balance sheet date and realistic courses of action that management expects to take, are assessed in determining the level of unallocated allowance.

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended March 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(475)	—	—	—	—	(6,625)	—	(7,100)
Recoveries	64	122	—	—	182	2,103	—	2,471
Increase (decrease) in Provision	770	1,088	(841)	(26)	186	4,271	502	5,950
Balance at end of period	$34,365	$19,254	$5,976	$585	$43,220	$30,998	$4,176	$138,574

	Three Months Ended March 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(855)	—	—	—	(22)	(5,572)	—	(6,449)
Recoveries	114	77	—	—	321	1,790	—	2,302
Increase (decrease) in Provision	(831)	1,407	19	(34)	(194)	2,850	1,283	4,500
Balance at end of period	$31,557	$19,932	$4,532	$813	$43,541	$27,456	$8,016	$135,847

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$4	$6	$—	$—	$437	$—	$—	$447
Collectively evaluated for impairment	34,361	19,248	5,976	585	42,783	30,998	4,176	138,127
Balance at end of period	$34,365	$19,254	$5,976	$585	$43,220	$30,998	$4,176	$138,574
Loans and leases:
Individually evaluated for impairment	$17,044	$10,141	$2,001	$—	$16,366	$—	$—	$45,552
Collectively evaluated for impairment	3,202,166	2,728,416	592,265	160,140	4,139,637	1,595,989	—	12,418,613
Balance at end of period	$3,219,210	$2,738,557	$594,266	$160,140	$4,156,003	$1,595,989	$—	$12,464,165

	December 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$4	$6	$—	$—	$484	$—	$—	$494
Collectively evaluated for impairment	34,002	18,038	6,817	611	42,368	31,249	3,674	136,759
Balance at end of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Loans and leases:
Individually evaluated for impairment	$18,183	$10,636	$—	$—	$16,530	$—	$—	$45,349
Collectively evaluated for impairment	3,117,083	2,656,961	632,911	165,066	4,073,523	1,586,476	—	12,232,020
Balance at end of period	$3,135,266	$2,667,597	$632,911	$165,066	$4,090,053	$1,586,476	$—	$12,277,369

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

Pass – “Pass” (uncriticized) loans and leases, are not considered to carry greater than normal risk. The borrower has the apparent ability to satisfy obligations to the Company, and therefore no loss in ultimate collection is anticipated.

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

The credit risk profiles by internally assigned grade for loans and leases as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,065,462	$2,640,740	$589,090	$158,105	$6,453,397
Special mention	100,677	75,962	2,417	1,684	180,740
Substandard	51,510	21,855	2,759	351	76,475
Doubtful	1,561	—	—	—	1,561
Total	$3,219,210	$2,738,557	$594,266	$160,140	$6,712,173

	December 31, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,035,121	$2,619,494	$628,112	$162,849	$6,445,576
Special mention	43,435	26,248	2,377	1,816	73,876
Substandard	54,996	21,855	2,422	401	79,674
Doubtful	1,714	—	—	—	1,714
Total	$3,135,266	$2,667,597	$632,911	$165,066	$6,600,840

There were no loans and leases graded as Loss as of March 31, 2018 and December 31, 2017.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$4,142,201	$222,434	$1,033,161	$315,545	$5,713,341
Non-performing and delinquent	13,802	2,899	18,617	3,333	38,651
Total	$4,156,003	$225,333	$1,051,778	$318,878	$5,751,992

	December 31, 2017
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$4,073,834	$231,023	$1,001,085	$324,781	$5,630,723
Non-performing and delinquent	16,219	3,335	22,612	3,640	45,806
Total	$4,090,053	$234,358	$1,023,697	$328,421	$5,676,529

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

The aging analyses of past due loans and leases as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$253	$30	$83	$366	$3,216,956	$3,217,322	$1,888	$3,219,210
Commercial real estate	712	—	—	712	2,734,960	2,735,672	2,885	2,738,557
Construction	—	—	343	343	591,922	592,265	2,001	594,266
Lease financing	—	—	—	—	160,140	160,140	—	160,140
Residential	4,673	2,311	1,469	8,453	4,142,201	4,150,654	5,349	4,156,003
Consumer	19,612	3,493	1,744	24,849	1,571,140	1,595,989	—	1,595,989
Total	$25,250	$5,834	$3,639	$34,723	$12,417,319	$12,452,042	$12,123	$12,464,165

	December 31, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$156	$—	$220	$376	$3,131,958	$3,132,334	$2,932	$3,135,266
Commercial real estate	—	1,099	1,400	2,499	2,663,312	2,665,811	1,786	2,667,597
Construction	—	2,001	—	2,001	630,910	632,911	—	632,911
Lease financing	—	—	—	—	165,066	165,066	—	165,066
Residential	8,463	1,289	1,360	11,112	4,073,834	4,084,946	5,107	4,090,053
Consumer	24,379	3,814	1,394	29,587	1,556,889	1,586,476	—	1,586,476
Total	$32,998	$8,203	$4,374	$45,575	$12,221,969	$12,267,544	$9,825	$12,277,369

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$16,901	$17,424	$—
Commercial real estate	9,259	9,259	—
Construction	2,001	2,001	—
Residential	8,879	9,237	—
Total	$37,040	$37,921	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$143	$143	$4
Commercial real estate	882	882	6
Residential	7,487	7,768	437
Total	$8,512	$8,793	$447
Total impaired loans:
Commercial and industrial	$17,044	$17,567	$4
Commercial real estate	10,141	10,141	6
Construction	2,001	2,001	—
Residential	16,366	17,005	437
Total	$45,552	$46,714	$447

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$18,036	$18,909	$—
Commercial real estate	9,745	9,745	—
Residential	8,648	9,006	—
Total	$36,429	$37,660	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$147	$147	$4
Commercial real estate	891	891	6
Residential	7,882	8,162	484
Total	$8,920	$9,200	$494
Total impaired loans:
Commercial and industrial	$18,183	$19,056	$4
Commercial real estate	10,636	10,636	6
Residential	16,530	17,168	484
Total	$45,349	$46,860	$494

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$17,469	$181
Commercial real estate	9,502	55
Construction	1,001	—
Residential	8,763	130
Total	$36,735	$366
Impaired loans with a related allowance recorded:
Commercial and industrial	$145	$2
Commercial real estate	887	10
Residential	7,685	84
Total	$8,717	$96
Total impaired loans:
Commercial and industrial	$17,614	$183
Commercial real estate	10,389	65
Construction	1,001	—
Residential	16,448	214
Total	$45,452	$462

	Three Months Ended
	March 31, 2017
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$21,705	$229
Commercial real estate	11,491	129
Lease financing	153	—
Residential	8,841	136
Total	$42,190	$494
Impaired loans with a related allowance recorded:
Commercial and industrial	$6,203	$47
Commercial real estate	940	11
Residential	9,426	94
Total	$16,569	$152
Total impaired loans:
Commercial and industrial	$27,908	$276
Commercial real estate	12,431	140
Lease financing	153	—
Residential	18,267	230
Total	$58,759	$646

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

There were no loans modified in a TDR during the three months ended March 31, 2018.

The following presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$1,210	$—
Residential	1	353	11
Total	2	$1,563	$11

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had total remaining loan and lease commitments including standby letters of credit of $5.4 billion as of both March 31, 2018 and December 31, 2017. Of the $5.4 billion at March 31, 2018, there were commitments of $1.6 million related to borrowers who had loan terms modified in a TDR. Of the $5.4 billion at December 31, 2017, there were commitments of $1.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended March 31,
	2018		2017
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	2	$564	—	$—
Commercial real estate(3)	—	—	1	1,395
Residential(4)	—	—	1	510
Total	2	$564	2	$1,905

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)	For the three months ended March 31, 2018, the maturity dates for the commercial and industrial loans that subsequently defaulted were extended.
(3)	For the three months ended March 31, 2017, the commercial real estate loan that subsequently defaulted was refinanced.
(4)	For the three months ended March 31, 2017, the residential real estate loan that subsequently defaulted was modified for interest-only payments.

Foreclosure Proceedings

As of both March 31, 2018 and December 31, 2017, there was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

There were no holdings of foreclosed TDR properties at March 31, 2018. Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets was $0.3 million at December 31, 2017.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of consumer loans serviced for others was $2.9 billion and $2.3 billion as of March 31, 2018 and December 31, 2017, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.7 million for both the three months ended March 31, 2018 and 2017.

Amortization of mortgage servicing rights (“MSRs”) was $1.0 million for both the three months ended March 31, 2018 and 2017. The estimated future amortization expense for MSRs over the next five years is as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,593
One to two years	2,296
Two to three years	2,034
Three to four years	1,799
Four to five years	1,591

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Gross carrying amount	$63,022	$56,571
Less: accumulated amortization	44,363	43,375
Net carrying value	$18,659	$13,196

The following table presents changes in amortized MSRs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$13,196	$16,809
Originations	7	3
Purchases	6,444	—
Amortization	(988)	(1,012)
Balance at end of period	$18,659	$15,800
Fair value of amortized MSRs at beginning of period	$21,697	$25,160
Fair value of amortized MSRs at end of period	$29,048	$24,495

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2018 and 2017.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	7.76%	-	18.94%	8.12%	8.53%	-	19.63%	9.04%
Life in years (of the MSR)	3.40	-	8.01	7.35	3.29	-	7.15	6.76
Weighted-average coupon rate	3.96%	-	6.77%	4.02%	3.97%	-	6.79%	4.04%
Discount rate	10.50%	-	10.50%	10.50%	10.50%	-	10.52%	10.50%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

6. Transfers of Financial Assets

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Public deposits	$2,486,067	$2,800,690
Federal Home Loan Bank	2,475,887	2,388,702
Federal Reserve Bank	914,177	914,454
ACH transactions	151,462	151,526
Interest rate swaps	30,657	27,502
Total	$6,058,250	$6,282,874

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of March 31, 2018 and December 31, 2017. In addition, no debt was extinguished by in-substance defeasance. At March 31, 2018, the Company had $1.5 billion and $676.8 million of lines of credit available from the FHLB and the FRB, respectively. None of the lines available were drawn upon as of March 31, 2018.

The Company did not have any repurchase agreements as of March 31, 2018 and December 31, 2017.

7. Deposits

As of March 31, 2018 and December 31, 2017, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
U.S.:
Interest-bearing	$10,576,408	$10,800,140
Noninterest-bearing	5,419,275	5,494,803
Foreign:
Interest-bearing	735,880	685,129
Noninterest-bearing	630,859	632,050
Total deposits	$17,362,422	$17,612,122

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2018:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$278,084	$1,798,955	$2,077,039
Over three through six months	172,688	340,585	513,273
Over six through twelve months	397,408	472,221	869,629
One to two years	130,272	102,805	233,077
Two to three years	98,989	53,185	152,174
Three to four years	93,983	36,957	130,940
Four to five years	57,346	32,121	89,467
Thereafter	127	—	127
Total	$1,228,897	$2,836,829	$4,065,726

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.8 billion and $3.0 billion as of March 31, 2018 and December 31, 2017, respectively. Overdrawn deposit accounts are classified as loans and totaled $3.9 million and $2.7 million as of March 31, 2018 and December 31, 2017, respectively.

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges.

Changes in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Three months ended March 31, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Investment securities:
Unrealized net losses arising during the period	(66,700)	17,923	(48,777)
Net change in unrealized losses on investment securities	(66,700)	17,923	(48,777)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	738	(194)	544
Net change in unrealized gains on cash flow derivative hedges	738	(194)	544
Other comprehensive loss	(65,962)	17,729	(48,233)
Accumulated other comprehensive loss at March 31, 2018	$(225,385)	$60,701	$(164,684)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Three months ended March 31, 2017
Investment securities:
Unrealized net gains arising during the period	1,578	(621)	957
Net change in unrealized gains on investment securities	1,578	(621)	957
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	598	(236)	362
Net change in unrealized gains on cash flow derivative hedges	598	(236)	362
Other comprehensive income	2,176	(857)	1,319
Accumulated other comprehensive loss at March 31, 2017	$(143,296)	$56,604	$(86,692)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

				Total
	Pensions	Unrealized	Unrealized	Accumulated
	and	(Losses) Gains	Gains on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended March 31, 2018
Balance at beginning of period	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive (loss) income	—	(48,777)	544	(48,233)
Balance at end of period	$(31,339)	$(138,334)	$4,989	$(164,684)

Three Months Ended March 31, 2017
Balance at beginning of period	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income	—	957	362	1,319
Balance at end of period	$(30,237)	$(59,001)	$2,546	$(86,692)

9. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital to risk-weighted assets, as well as a minimum leverage ratio.

The table below sets forth those ratios at March 31, 2018 and December 31, 2017:

	First Hawaiian, Inc.		First Hawaiian		Minimum	Well-
	and the Bank		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,690,054	12.73%	$1,688,288	12.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,690,054	12.73%	1,688,288	12.71%	6.00%	8.00%
Total capital to risk-weighted assets	1,829,228	13.77%	1,827,462	13.76%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,690,054	8.71%	1,688,288	8.70%	4.00%	5.00%

December 31, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,633,442	12.45%	$1,623,455	12.37%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,633,442	12.45%	1,623,455	12.37%	6.00%	8.00%
Total capital to risk-weighted assets	1,771,295	13.50%	1,761,308	13.42%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,633,442	8.52%	1,623,455	8.47%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2018, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2018, to change the capital adequacy category of the Company or the Bank.

10. Income Taxes

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

The Company’s effective tax rate was 26.00% and 36.89% for the three months ended March 31, 2018 and 2017, respectively.

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

A reconciliation of the amount of unrecognized tax benefits is as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$130,619	$10,660	$141,279	$127,085	$9,965	$137,050
Additions for current year tax positions	354	—	354	199	—	199
Additions for prior years' tax positions:
Accrual of interest and penalties	—	242	242	—	71	71
Reductions for prior years' tax positions:
Expiration of statute of limitations	(70)	(32)	(102)	(127)	(51)	(178)
Other	(257)	—	(257)	—	—	—
Balance at March 31,	$130,646	$10,870	$141,516	$127,157	$9,985	$137,142

Included in the balance of unrecognized tax benefits was $15.0 million and $10.7 million of unrecognized tax benefits as of March 31, 2018 and 2017, respectively that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of March 31, 2018 was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $107.6 million of taxes and $5.6 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. Net expense attributable to interest and penalties were nil for both the three months ended March 31, 2018 and 2017. As of both March 31, 2018 and December 31, 2017, the Company had a liability of $12.8 million for accrued interest and penalties, of which $10.9 million and $10.7 million as of March 31, 2018 and December 31, 2017, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As of March 31, 2018, the Company maintained balances of $93.9 million related to current tax receivables, $116.5 million related to unrecognized tax benefits, and an indemnification receivable of $22.6 million. Additionally, in connection with the Reorganization Transactions, the Company incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense.

11. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps that are designated as either a fair value hedge or a cash flow hedge. The derivatives are recognized on the unaudited interim consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes notional amounts and fair values of derivatives held by the Company as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$194,548	$29	$(873)	$194,687	$—	$(2,032)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,988,253	3,936	(16,737)	1,820,442	14,658	(13,017)
Funding swap	56,107	—	(4,845)	43,113	—	(5,439)
Foreign exchange contracts	4,618	2	(40)	3,658	24	—

(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $4.4 million and $2.9 million as of March 31, 2018 and December 31, 2017, respectively.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 3, 2017. As of March 31, 2018 and December 31, 2017, the CME variation margin was $0.6 million and $3.1 million, respectively.

Effective January 16, 2018, the London Clearing House (“LCH”) also amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Consistent with the CME’s amended requirements discussed above, the Company has treated the LCH variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 16, 2018 and as a result prior period balances have not been adjusted. As of March 31, 2018, the LCH variation margin was $11.3 million.

As of March 31, 2018, the Company pledged $23.7 million in financial instruments and $6.9 million in cash as collateral for interest rate swaps. As of March 31, 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties. As of December 31, 2017, the Company pledged $22.6 million in financial instruments and $4.9 million in cash as collateral for interest rate swaps. As of December 31, 2017, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses, the LCH variation margin which was not treated as settlements prior to January 16, 2018 and cash collateral for interest rate swaps with financial institution counterparties.

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

At March 31, 2018, the Company carried interest rate swaps with notional amounts totaling $44.5 million with a positive fair value of nil and a negative fair value of $0.1 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 3.44%. The swaps mature between 2019 and 2023. At December 31, 2017, the Company carried interest rate swaps with notional amounts totaling $44.7 million with a positive fair value of nil and a negative fair value of $0.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2018 and 2017:

	March 31,
(dollars in thousands)	2018	2017
Interest expense recorded in net interest income	$(108)	$(199)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	550	219
Recognized on hedged item	(763)	(197)
Net (losses) gains recognized on fair value hedges (ineffective portion)	(213)	22
Net losses recognized on fair value hedges	$(321)	$(177)

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

The interest rate swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge for the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $0.7 million as of March 31, 2018 and a negative fair value of $1.5 million as of December 31, 2017, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.5 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three months ended March 31, 2018 and 2017:

March 31,

(dollars in thousands)	2018	2017
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$738	$598

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2018 and 2017.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2018 and 2017:

	Net gains (losses) recognized
	in the consolidated statements	Three Months Ended March 31,
(dollars in thousands)	of income line item	2018	2017
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$404	$253
Funding swap	Other noninterest income	(84)	3
Foreign exchange contracts	Other noninterest income	(63)	205

As of March 31, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.0 billion, including $1.9 billion related to the Company’s customer swap program, with a positive fair value of $3.9 million and a negative fair value of $16.7 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.89% to 5.47%. The swaps mature between 2018 and 2037. As of December 31, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.8 billion, including $1.7 billion related to the Company’s customer swap program, with a positive fair value of $14.7 million and a negative fair value of $13.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.36% to 5.33%. The swaps mature between 2018 and 2037. These swaps resulted in net interest expense of $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $3.2 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively. Interest rate swaps related to the program had asset fair values of $3.9 million and $14.7 million as of March 31, 2018 and December 31, 2017, respectively, and liability fair values of $15.8 million and $11.7 million as of March 31, 2018 and December 31, 2017, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. A derivative liability (“Visa derivative”) of $4.8 million and $5.4 million was included in the unaudited interim consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, to provide for the fair value of this liability. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million and nil were recognized for the three months ended March 31, 2018 and 2017, respectively.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $1.8 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively, for which we posted $2.5 million and $4.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2018 or December 31, 2017, we would have been required to settle the contract in an amount equal to its fair value.

12. Commitments and Contingent Liabilities

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

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the unaudited interim consolidated financial statements.

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $43.8 million and $49.1 million at March 31, 2018 and December 31, 2017, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.8 million as of both March 31, 2018 and December 31, 2017. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2018 have maturities ranging from April 2018 to March 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,419,907	$5,401,763
Standby letters of credit	162,663	161,798
Commercial letters of credit	6,076	5,540

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

13. Revenue from Contracts with Customers

As noted in Note 1, the Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (1)	$109,654	$27,879	$2,139	$139,672

Service charges on deposit accounts	7,448	4	503	7,955
Credit and debit card fees	—	18,621	1,787	20,408
Other service charges and fees	4,745	898	633	6,276
Trust and investment services income	8,231	—	—	8,231
Other	148	1,807	451	2,406
Not in scope of Topic 606(1)	2,160	(1,330)	2,594	3,424
Total noninterest income	22,732	20,000	5,968	48,700
Total revenue	$132,386	$47,879	$8,107	$188,372

(1)

Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three months ended March 31, 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

The following is a discussion of revenues within the scope of Topic 606.

Service Charges on Deposit Accounts

Service charges on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers.  Charges include, but are not limited to, overdraft fees, non-sufficient fund fees, dormant fees and monthly service charges. Such fees are recognized concurrent with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date.

Credit and Debit Card Fees

Credit and debit card fees primarily represent revenues earned from interchange fees, ATM fees and merchant processing fees. Interchange and network revenues are earned on credit and debit card transactions conducted with payment networks. ATM fees are primarily earned as a result of surcharges assessed to non-FHB customers who use a FHB ATM. Merchant processing fees are primarily earned on transactions in which FHB is the acquiring bank. Such fees are generally recognized concurrently with the delivery of services on a daily basis.

Trust and Investment Services Fees

Trust and investment services fees represent revenue earned by directing, holding and managing customers’ assets. Fees are generally computed based on a percentage of the previous period’s value of assets under management. The transaction price (i.e., percentage of assets under management) is established at the inception of each contract. Trust and investment services fees also include broker dealer fees which represent revenue earned from buying and selling securities on behalf of customers. Such fees are recognized at the end of a valuation period or concurrently with the execution of a buy or sell transaction.

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, bank issuance of checks and insurance commissions. Such fees are recognized concurrent with the event or on a monthly basis.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of March 31, 2018 and December 31, 2017, the Company had contract liabilities of $3.2 million and $3.4 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the three months ended March 31, 2018, the Company recognized revenues and contract liabilities decreased by approximately $0.2 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2018 and December 31, 2017, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three months ended March 31, 2018 and 2017, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three months ended March 31, 2018 and 2017, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2018	2017
Numerator:
Net income	$67,958	$56,740

Denominator:
Basic: weighted-average shares outstanding	139,600,712	139,545,728
Add: weighted-average equity-based awards	131,388	91,682
Diluted: weighted-average shares outstanding	139,732,100	139,637,410

Basic earnings per share	$0.49	$0.41
Diluted earnings per share	$0.49	$0.41

15. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2018 and 2017:

	Expense line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2018	2017	2018	2017
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$174	$158	$212	$179
Interest cost	Other noninterest expense	1,794	2,041	185	201
Expected return on plan assets	Other noninterest expense	(1,240)	(1,242)	—	—
Prior service credit	Other noninterest expense	—	—	(107)	(107)
Recognized net actuarial loss	Other noninterest expense	1,611	1,999	—	—
Total net periodic benefit cost		$2,339	$2,956	$290	$273

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of March 31, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2 in the fair value hierarchy.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion ratio to unrestricted Class A common shares. The Visa derivative of $4.8 million and $5.4 million was included in the unaudited interim consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion factor, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements as of March 31, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$387,647	$—	$387,647
Government-sponsored enterprises debt securities	—	239,655	—	239,655
Government agency mortgage-backed securities(1)	—	456,308	—	456,308
Government-sponsored enterprises mortgage-backed securities(1)	—	168,049	—	168,049
Collateralized mortgage obligations:
Government agency	—	3,087,708	—	3,087,708
Government-sponsored enterprises	—	717,483	—	717,483
Debt securities issued by states and political subdivisions	—	19,916	—	19,916
Total available-for-sale securities	—	5,076,766	—	5,076,766
Other assets(2)	—	3,967	—	3,967
Liabilities
Other liabilities(3)	—	(17,650)	(4,845)	(22,495)
Total	$—	$5,063,083	$(4,845)	$5,058,238

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,255	$—	$392,255
Government-sponsored enterprises debt securities	—	242,601	—	242,601
Government agency mortgage-backed securities(1)	—	351,390	—	351,390
Government-sponsored enterprises mortgage-backed securities(1)	—	174,741	—	174,741
Collateralized mortgage obligations:
Government agency	—	3,290,474	—	3,290,474
Government-sponsored enterprises	—	762,718	—	762,718
Debt securities issued by states and political subdivisions	—	20,479	—	20,479
Total available-for-sale securities	—	5,234,658	—	5,234,658
Other assets(2)	—	14,682	—	14,682
Liabilities
Other liabilities(3)	—	(15,049)	(5,439)	(20,488)
Total	$—	$5,234,291	$(5,439)	$5,228,852

(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three months ended March 31, 2018, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017, are summarized in the table below.

	Visa Derivative
(dollars in thousands)	2018	2017
Three Months Ended March 31,
Balance as of January 1,	$(5,439)	$(7,460)
Total net (losses) gains included in other noninterest income	(84)	3
Settlements	678	470
Balance as of March 31,	$(4,845)	$(6,987)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of March 31,	$(84)	$3

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

	March 31, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$692,492	$283,135	$409,354	$—	$692,489
Loans held for sale	397	—	397	—	397
Loans(1)	12,304,025	—	—	12,505,553	12,505,553

Financial liabilities:
Deposits	$17,362,422	$13,296,696	$4,045,344	$—	$17,342,040

(1)	Excludes financing leases of $160.1 million at March 31, 2018.

	December 31, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,034,644	$367,084	$667,560	$—	$1,034,644
Loans held for sale	556	—	559	—	559
Loans(1)	12,112,303	—	—	12,426,506	12,426,506

Financial liabilities:
Deposits	$17,612,122	$13,438,240	$4,160,393	$—	$17,598,633

(1)	Excludes financing leases of $165.1 million at December 31, 2017.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both March 31, 2018 and December 31, 2017, the Company had $5.6 billion of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $11.6 million and $11.7 million at March 31, 2018 and December 31, 2017, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2018
Impaired loans	$—	$—	$—
December 31, 2017
Impaired loans	$—	$—	$87

Total losses on impaired loans were $0.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2018
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Other liabilities	$(4,845)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$87	Appraisal Value	Appraisal Value	n/m(1)
Other liabilities	$(5,439)	Discounted Cash Flow	Expected Conversion Factor	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 61 banking locations throughout the State of Hawaii, Guam, and Saipan.

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

The following tables present selected business segment financial information for the periods indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2018
Net interest income	$109,654	$27,879	$2,139	$139,672
Provision for loan and lease losses	(2,348)	(3,602)	—	(5,950)
Net interest income after provision for loan and lease losses	107,306	24,277	2,139	133,722

Noninterest income	22,732	20,000	5,968	48,700
Noninterest expense	(56,461)	(19,648)	(14,478)	(90,587)
Income (loss) before (provision) benefit for income taxes	73,577	24,629	(6,371)	91,835

(Provision) benefit for income taxes	(19,207)	(6,328)	1,658	(23,877)
Net income (loss)	$54,370	$18,301	$(4,713)	$67,958

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2017
Net interest income (expense)	$105,701	$27,533	$(3,889)	$129,345
Provision for loan and lease losses	(1,663)	(2,837)	—	(4,500)
Net interest income (expense) after provision for loan and lease losses	104,038	24,696	(3,889)	124,845

Noninterest income(1)	23,619	18,834	8,606	51,059
Noninterest expense(1)	(55,240)	(16,313)	(14,438)	(85,991)
Income (loss) before (provision) benefit for income taxes	72,417	27,217	(9,721)	89,913

(Provision) benefit for income taxes	(26,733)	(10,034)	3,594	(33,173)
Net income (loss)	$45,684	$17,183	$(6,127)	$56,740

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform to the current year’s presentations. For the quarter ended March 31, 2017, noninterest income and noninterest expense for Commercial banking were both understated by $1.3 million and both noninterest income and noninterest expense for Treasury and Other were understated by $0.4 million. See “Note 1. Organization and Basis of Presentation” for more information.

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

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Company Overview

FHI is a majority-owned, indirect subsidiary of BNPP, a financial institution based in France. FHB was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. The Bank operates its business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other.

References to “we,” “our,” “us,” or the “Company” refer to the Parent and its subsidiary that are consolidated for financial reporting purposes.

Reorganization Transactions

On April 1, 2016, BNPP effected the Reorganization Transactions pursuant to which FHI, which was then known as BancWest, contributed BOW, its subsidiary at the time, to BWHI, a newly formed bank holding company and a wholly-owned subsidiary of BNPP. Upon formation, BWHI was a direct wholly-owned subsidiary of BancWest and, as part of the Reorganization Transactions, BancWest contributed 100% of its interest in BOW to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly-owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with the Bank remaining our only direct wholly-owned subsidiary.

The Reorganization Transactions were made in connection with our transition to a stand-alone public company and our separation from BNPP. On July 1, 2016, in order to comply with the Federal Reserve’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, we became an indirect wholly-owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly-owned subsidiary of BWC, the BNPP selling stockholder and a direct wholly-owned subsidiary of BNP Paribas USA.

Public Offerings and Separation from BNPP

Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016. In August 2016, FHI completed its initial public offering (“IPO”) of 24,250,000 shares of common stock sold by BWC. In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering. FHI did not receive any of the proceeds from the two sales of shares of its common stock by BWC. BNPP is the beneficial owner of approximately 62% of FHI’s common stock as of March 31, 2018.

We entered into a Transitional Services Agreement pursuant to which BNPP, BWHI and BOW continue to provide us with certain services they provided prior to the IPO either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services we provided to them prior to the IPO, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we expect to incur incremental ongoing and one-time expenses, including those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors) and consulting fees. These costs also include increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. In addition, once we are no longer subject to the CCAR process, we expect our stress testing-related compliance costs to increase incrementally as we will continue to require certain services for our Dodd-Frank Act Stress Testing (“DFAST”) process and the expenses associated with those services will no longer be reimbursed by BNPP. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of FHI and its wholly-owned subsidiary, FHB. Intercompany account balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Hawaii Economy

Hawaii’s economy continued to perform well during the three months ended March 31, 2018, led in large part by a strong tourism industry, real estate and labor market conditions and growth in personal income and tax revenues. Visitor arrivals for the first two months in 2018 increased by 7.7% compared to the same period in 2017, and total visitor spending for the first two months in 2018 increased by 8.5% compared to the same period in 2017, according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland and Canadian visitors. The statewide seasonally-adjusted unemployment rate was 2.1% in March 2018 compared to 2.6% for the same period in 2017, according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 4.1% in March 2018 compared to 4.5% for the same period in 2017. The volume of single-family home sales on Oahu decreased by 0.4% for the three months ended March 31, 2018 compared to the same period in 2017, while the volume of condominium sales on Oahu increased by 0.7% for the three months ended March 31, 2018 compared to the same period in 2017, according to the Honolulu Board of Realtors.  The median price of single-family home sales and condominium sales on Oahu was $765,000 and $425,000 respectively, or an increase of 2.0% and 9.0%, respectively, for the three months ended March 31, 2018 as compared to the same period in 2017. As of March 31, 2018, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.1 and 2.6 months, respectively. Lastly, state general excise and use tax revenues increased by 17.3% for the first two months in 2018 as compared to the same period in 2017 according to the Hawaii Department of Taxation.

Hawaii’s economy continued to grow during the three months ended March 31, 2018, but is significantly dependent on U.S. mainland economic conditions as well as key international economies, particularly Japan. We continue to monitor construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability, tourism in Hawaii, the movement of interest rates in the U.S., the agenda of the U.S. administration and its impact on existing banking regulations, changes in Japan’s economic conditions including the exchange rate of its currency, and the economic and regulatory conditions of the European Union, as such factors could impact our profitability in future reporting periods.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2018	2017
Income Statement Data:
Interest income	$154,936	$136,921
Interest expense	15,264	7,576
Net interest income	139,672	129,345
Provision for loan and lease losses	5,950	4,500
Net interest income after provision for loan and lease losses	133,722	124,845
Noninterest income(2)	48,700	51,059
Noninterest expense(2)	90,587	85,991
Income before provision for income taxes	91,835	89,913
Provision for income taxes	23,877	33,173
Net income	$67,958	$56,740
Basic earnings per share	$0.49	$0.41
Diluted earnings per share	$0.49	$0.41
Basic weighted-average outstanding shares	139,600,712	139,545,728
Diluted weighted-average outstanding shares	139,732,100	139,637,410
Dividends declared per share	$0.24	$0.22
Dividend payout ratio	48.98%	53.66%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$139,672	$129,345
Core noninterest income(2)	48,700	51,059
Core noninterest expense(2)	90,180	85,607
Core net income	68,259	56,982
Core basic earnings per share	0.49	0.41
Core diluted earnings per share	0.49	0.41
Other Financial Information / Performance Ratios(3):
Net interest margin	3.13%	3.00%
Core net interest margin (non-GAAP)(1),(4)	3.13%	3.00%
Efficiency ratio(2)	48.08%	47.66%
Core efficiency ratio (non-GAAP)(1),(2),(5)	47.86%	47.45%
Return on average total assets	1.35%	1.16%
Core return on average total assets (non-GAAP)(1),(6)	1.36%	1.17%
Return on average tangible assets (non-GAAP)(11)	1.42%	1.23%
Core return on average tangible assets (non-GAAP)(1),(7)	1.43%	1.23%
Return on average total stockholders' equity	11.02%	9.25%
Core return on average total stockholders' equity (non-GAAP)(1),(8)	11.07%	9.29%
Return on average tangible stockholders' equity (non-GAAP)(11)	18.32%	15.41%
Core return on average tangible stockholders' equity (non-GAAP)(1),(9)	18.40%	15.48%
Noninterest expense to average assets(2)	1.80%	1.76%
Core noninterest expense to average assets (non-GAAP)(1),(2),(10)	1.79%	1.76%

	March 31,	December 31,
	2018	2017
Balance Sheet Data:
Loans and leases	$12,464,165	$12,277,369
Allowance for loan and lease losses	138,574	137,253
Interest-bearing deposits in other banks	409,357	667,560
Investment securities	5,076,766	5,234,658
Goodwill	995,492	995,492
Total assets	20,242,942	20,549,461
Total deposits	17,362,422	17,612,122
Total liabilities	17,722,080	18,016,910
Total stockholders' equity	2,520,862	2,532,551
Book value per share	$18.06	$18.14
Tangible book value per share (non-GAAP)(11)	$10.93	$11.01

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.10%	0.08%
Allowance for loan and lease losses / total loans and leases	1.11%	1.12%
Net charge-offs / average total loans and leases	0.15%	0.14%

	March 31,	December 31,
Capital Ratios:	2018	2017
Common Equity Tier 1 Capital Ratio	12.73%	12.45%
Tier 1 Capital Ratio	12.73%	12.45%
Total Capital Ratio	13.77%	13.50%
Tier 1 Leverage Ratio	8.71%	8.52%
Total stockholders' equity to total assets	12.45%	12.32%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	7.93%	7.86%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation		Table 2
	As of and for the
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Net interest income	$139,672	$129,345
Core net interest income (non-GAAP)	$139,672	$129,345

Noninterest income	$48,700	$51,059
Core noninterest income (non-GAAP)	$48,700	$51,059

Noninterest expense	$90,587	$85,991
One-time items(a)	(407)	(384)
Core noninterest expense (non-GAAP)	$90,180	$85,607

Net income	$67,958	$56,740
One-time items(a)	407	384
Tax adjustments(b)	(106)	(142)
Total core adjustments	301	242
Core net income (non-GAAP)	$68,259	$56,982
Core basic earnings per share (non-GAAP)	$0.49	$0.41
Core diluted earnings per share (non-GAAP)	$0.49	$0.41

(a)	One-time items include nonrecurring offering and public company transition related costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)

Subsequent to the issuance of the Company’s unaudited interim 2017 consolidated financial statements, the Company’s management determined that certain expenses were incorrectly offset against income in the unaudited interim consolidated statements of income for the quarter ended March 31, 2017. See “Note 1. Organization and Basis of Presentation” for more information.

(3)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three months ended March 31, 2018 and 2017.

(4)

Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)

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

(10)

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

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 3
	For the three months ended
	March 31,
(dollars in thousands, except per share data)	2018	2017
Net income	$67,958	$56,740

Average total stockholders' equity	$2,500,299	$2,488,519
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,504,807	$1,493,027

Average total assets	$20,407,718	$19,769,508
Less: average goodwill	995,492	995,492
Average tangible assets	$19,412,226	$18,774,016

Return on average total stockholders' equity(a)	11.02%	9.25%
Return on average tangible stockholders' equity (non-GAAP)(a)	18.32%	15.41%

Return on average total assets(a)	1.35%	1.16%
Return on average tangible assets (non-GAAP)(a)	1.42%	1.23%

	As of	As of
	March 31,	December 31,
	2018	2017
Balance Sheet Data:
Total stockholders' equity	$2,520,862	$2,532,551
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,525,370	$1,537,059

Total assets	$20,242,942	$20,549,461
Less: goodwill	995,492	995,492
Tangible assets	$19,247,450	$19,553,969

Shares outstanding	139,601,123	139,588,782

Total stockholders' equity to total assets	12.45%	12.32%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.93%	7.86%

Book value per share	$18.06	$18.14
Tangible book value per share (non-GAAP)	$10.93	$11.01

(a)	Annualized for the three months ended March 31, 2018 and 2017.

Financial Highlights

Net income was $68.0 million for the three months ended March 31, 2018, an increase of $11.2 million or 20% as compared to the same period in 2017. Basic and diluted earnings per share were $0.49 per share for the three months ended March 31, 2018, an increase of $0.08 per share or 20% as compared to the same period in 2017. The increase was primarily due to a $10.3 million increase in net interest income and a $9.3 million decrease in the provision for income taxes, partially offset by a $4.6 million increase in noninterest expense, a $2.4 million decrease in noninterest income and a $1.5 million increase in the provision for loan and lease losses (the “Provision”) for the three months ended March 31, 2018.

Our return on average total assets was 1.35% for the three months ended March 31, 2018, an increase of 19 basis points as compared to the same period in 2017, and our return on average total stockholders’ equity was 11.02% for the three months ended March 31, 2018, an increase of 177 basis points as compared to the same period in 2017. Our return on average tangible assets was 1.42% for the three months ended March 31, 2018, an increase of 19 basis points from the same period in 2017, and our return on average tangible stockholders’ equity was 18.32% for the three months ended March 31, 2018, an increase of 291 basis points from the same period in 2017. We continued to prudently manage our expenses as our efficiency ratio was 48.08% for the three months ended March 31, 2018 compared to 47.66% for the same period in 2017.

Our results for the three months ended March 31, 2018 were highlighted by the following:

•

Net interest income was $139.7 million for the three months ended March 31, 2018, an increase of $10.3 million or 8% as compared to the same period in 2017. Our net interest margin was 3.13% for the three months ended March 31, 2018, an increase of 13 basis points as compared to the same period in 2017. The increase in net interest income was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by higher deposit funding costs.

•

The Provision was $6.0 million for the three months ended March 31, 2018, an increase of $1.5 million or 32% as compared to the same period in 2017. The Provision is recorded to maintain the allowance for loan and lease losses (the “Allowance”) at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $48.7 million for the three months ended March 31, 2018, a decrease of $2.4 million or 5% as compared to the same period in 2017. The decrease was primarily due to a $2.5 million decrease in bank-owned life insurance (“BOLI”) income and a $1.4 million decrease in service charges on deposit accounts, partially offset by a $1.3 million increase in other noninterest income.

•

Noninterest expense was $90.6 million for the three months ended March 31, 2018, an increase of $4.6 million or 5% as compared to the same period in 2017. The increase in noninterest expense was primarily due to a $2.0 million increase in contracted services and professional fees and a $1.8 million increase in salaries and employee benefits expense, partially offset by a $1.1 million decrease in advertising and marketing expense.

During the three months ended March 31, 2018, we continued to benefit from a strong Hawaii economy as reflected in the continued growth of our loan portfolio. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of liquidity and capital.

•

Total loans and leases were $12.5 billion as of March 31, 2018, an increase of $186.8 million or 2% from December 31, 2017. We experienced strong growth in our commercial and industrial loan portfolio due to increases in dealer flooring balances. We also continued to experience strong growth in our commercial real estate and residential real estate portfolios. This was a reflection of a strong real estate market in Hawaii and the demand by both investors and owner occupants to acquire new real estate assets.

•

The Allowance was $138.6 million as of March 31, 2018, an increase of $1.3 million or 1% from December 31, 2017. The ratio of our Allowance to total loans and leases outstanding was 1.11% as of March 31, 2018, a decrease of one basis point compared to December 31, 2017. The overall level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total fair value of our investment securities portfolio was $5.1 billion as of March 31, 2018, a decrease of $157.9 million or 3% compared to December 31, 2017.  For the three months ended March 31, 2018, proceeds from our investment securities portfolio were used to fund loan growth.

•

Total deposits were $17.4 billion as of March 31, 2018, a decrease of $249.7 million or 1%  as compared to December 31, 2017. The decrease in total deposits was primarily due to a $105.2 million decrease in public time deposits as well as rising interest rates as customers have shifted balances to higher earning products.

•

Finally, total stockholders’ equity was $2.5 billion as of March 31, 2018, a decrease of $11.7 million from December 31, 2017. The decrease in stockholders’ equity was primarily due to a change in unrealized net losses on investment securities of $48.8 million and dividends declared and paid of $33.5 million to our stockholders during the three months ended March 31, 2018, partially offset by earnings for the three months ended March 31, 2018.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2018 and 2017, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$616.8	$2.3	1.53%	$640.2	$1.2	0.78%
Available-for-Sale Investment Securities	5,160.3	29.0	2.28	5,236.6	26.4	2.05
Loans Held for Sale	0.1	—	2.99	—	—	—
Loans and Leases (1)
Commercial and industrial	3,104.4	27.7	3.62	3,233.6	24.3	3.04
Real estate - commercial	2,799.9	26.5	3.83	2,481.2	22.2	3.63
Real estate - construction	621.2	5.7	3.74	460.3	3.7	3.25
Real estate - residential	4,009.8	41.1	4.15	3,723.7	37.6	4.10
Consumer	1,599.6	21.3	5.41	1,513.4	20.3	5.43
Lease financing	161.8	1.2	3.10	170.5	1.2	2.77
Total Loans and Leases	12,296.7	123.5	4.07	11,582.7	109.3	3.83
Other Earning Assets	14.4	0.1	1.68	11.2	—	0.77
Total Earning Assets (2)	18,088.3	154.9	3.47	17,470.7	136.9	3.18
Cash and Due from Banks	318.9			324.7
Other Assets	2,000.5			1,974.1
Total Assets	$20,407.7			$19,769.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,543.1	$1.7	0.15%	$4,506.4	$0.7	0.06%
Money Market	2,710.9	1.7	0.26	2,494.3	0.6	0.09
Time	4,252.3	11.8	1.13	3,985.8	6.3	0.65
Total Interest-Bearing Deposits	11,506.3	15.2	0.54	10,986.5	7.6	0.28
Short-Term Borrowings	—	—	—	3.9	—	0.54
Total Interest-Bearing Liabilities	11,506.3	15.2	0.54	10,990.4	7.6	0.28
Net Interest Income		$139.7			$129.3
Interest Rate Spread			2.93%			2.90%
Net Interest Margin			3.13%			3.00%
Noninterest-Bearing Demand Deposits	5,997.8			5,913.9
Other Liabilities	403.3			376.7
Stockholders' Equity	2,500.3			2,488.5
Total Liabilities and Stockholders' Equity	$20,407.7			$19,769.5

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended March 31, 2018 and 2017, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended March 31, 2018
	Compared to March 31, 2017
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$—	$1.1	$1.1
Available-for-Sale Investment Securities	(0.4)	3.0	2.6
Loans and Leases
Commercial and industrial	(1.0)	4.5	3.5
Real estate - commercial	3.0	1.2	4.2
Real estate - construction	1.4	0.7	2.1
Real estate - residential	2.9	0.5	3.4
Consumer	1.1	(0.1)	1.0
Lease financing	—	0.1	0.1
Total Loans and Leases	7.4	6.9	14.3
Total Change in Interest Income	7.0	11.0	18.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	1.0	1.0
Money Market	0.1	1.1	1.2
Time	0.5	5.0	5.5
Total Interest-Bearing Deposits	0.6	7.1	7.7
Total Change in Interest Expense	0.6	7.1	7.7
Change in Net Interest Income	$6.4	$3.9	$10.3

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $139.7 million for the three months ended March 31, 2018, an increase of $10.3 million or 8% compared to the same period in 2017. Our net interest margin was 3.13% for the three months ended March 31, 2018, an increase of 13 basis points from the same period in 2017. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by higher deposit funding costs. For the three months ended March 31, 2018, the average balance of our loans and leases was $12.3 billion, an increase of $714.0 million or 6% compared to the same period in 2017. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, residential real estate, construction real estate, and consumer lending portfolios. For the three months ended March 31, 2018, the average balance of our investment securities portfolio was $5.2 billion, a decrease of $76.3 million or 1% compared to the same period in 2017. Yields on our investment securities portfolio were 2.28% for the three months ended March 31, 2018, an increase of 23 basis points from the same period in 2017. Deposit funding costs were $15.2 million for the three months ended March 31, 2018, an increase of $7.7 million compared to the same period in 2017. Rates paid on our interest-bearing deposits were 54 basis points for the three months ended March 31, 2018, an increase of 26 basis points compared to the same period in 2017. We experienced higher rates paid on all interest-bearing deposit categories in the three months ended March 31, 2018 and particularly high rates were paid on our time deposits with an increase of 48 basis points compared to the same period in 2017.

Provision for Loan and Lease Losses

The Provision was $6.0 million for the three months ended March 31, 2018, which represented an increase of $1.5 million compared to the same period in 2017. We recorded net charge-offs of loans and leases of $4.6 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively. This represented net charge-offs of 0.15%  of average loans and leases, on an annualized basis, for the three months ended March 31, 2018 and 2017.  The Allowance was $138.6 million as of March 31, 2018, an increase of $1.3 million or 1% from December 31, 2017 and represented 1.11% of total outstanding loans and leases as of March 31, 2018, compared to 1.12% of total outstanding loans and leases as of December 31, 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 6 presents the major components of noninterest income for the three months ended March 31, 2018 and 2017:

Noninterest Income				Table 6
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Service charges on deposit accounts(1)	$7,955	$9,381	$(1,426)	(15)%
Credit and debit card fees(1)	15,497	16,305	(808)	(5)
Other service charges and fees	9,342	9,097	245	3
Trust and investment services income	8,231	7,338	893	12
Bank-owned life insurance	2,044	4,578	(2,534)	(55)
Other	5,631	4,360	1,271	29
Total noninterest income	$48,700	$51,059	$(2,359)	(5)%

(1)

Certain prior period noninterest income amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Total noninterest income was $48.7 million for the three months ended March 31, 2018, a decrease of $2.4 million or 5% as compared to the same period in 2017.

Service charges on deposit accounts were $8.0 million for the three months ended March 31, 2018, a decrease of $1.4 million or 15% as compared to the same period in 2017. This decrease was primarily due to a $1.2 million decrease in service charges from account analysis services due to higher earning credit rates that offset fee income and a $0.3 million decrease in overdraft and checking account fees.

Credit and debit card fees were $15.5 million for the three months ended March 31, 2018, a decrease of $0.8 million or 5% as compared to the same period in 2017. This decrease was primarily due to a $0.9 million increase in network association expenses, partially offset by a $0.2 million increase in interchange settlement fees.

Trust and investment services income was $8.2 million for the three months ended March 31, 2018, an increase of $0.9 million or 12% as compared to the same period in 2017. This increase was primarily due to a $0.2 million increase in investment management fees, a $0.2 million increase in tax services, a $0.1 million increase in business cash management fees, a $0.1 million increase in corporate trust and agency fees and a $0.1 million increase in irrevocable trust fees.

BOLI income was $2.0 million for the three months ended March 31, 2018, a decrease of $2.5 million or 55% as compared to the same period in 2017. This decrease was due to a $1.3 million decrease in death benefit proceeds from several life insurance policies and a $1.2 million decrease in BOLI earnings.

Other noninterest income was $5.6 million for the three months ended March 31, 2018, an increase of $1.3 million or 29% as compared to the same period in 2017. This increase was primarily due to a $0.6 million increase in volume-based incentives, a $0.3 million increase due to market adjustments for foreign exchange transactions, a $0.2 million increase in customer-related interest rate swap fees, a $0.2 million increase in merchant discount fees and a $0.2 million increase related to insurance proceeds from severe weather which affected the Hawaiian Islands. This was partially offset by a $0.4 million decrease in net gains recognized in income related to derivative contracts.

Noninterest Expense

Table 7 presents the major components of noninterest expense for the March 31, 2018 and 2017:

Noninterest Expense				Table 7
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits(2)	$42,160	$40,408	$1,752	4%
Contracted services and professional fees	12,287	10,308	1,979	19
Occupancy(1)	6,484	5,709	775	14
Equipment	4,588	4,197	391	9
Regulatory assessment and fees	3,973	3,774	199	5
Advertising and marketing	951	2,028	(1,077)	(53)
Card rewards program(1)	5,718	5,775	(57)	(1)
Other(2)	14,426	13,792	634	5
Total noninterest expense	$90,587	$85,991	$4,596	5%

(1)

Certain prior period noninterest expense amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

(2)

The Company early adopted ASU No. 2017-07 and applied the guidance retrospectively. As such, $2.9 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the three months ended March 31, 2017.

Total noninterest expense was $90.6 million for the three months ended March 31, 2018, an increase of $4.6 million or 5% as compared to the same period in 2017.

Salaries and employee benefits expense was $42.2 million for the three months ended March 31, 2018, an increase of $1.8 million or 4% as compared to the same period in 2017. This increase was primarily due to a $2.2 million increase in base salaries and related payroll taxes and a $0.4 million increase in group health plan costs. This was partially offset by a $0.6 million decrease in deferred loan origination costs and a $0.4 million decrease in incentive compensation.

Contracted services and professional fees was $12.3 million for the three months ended March 31, 2018, an increase of $2.0 million or 19% as compared to the same period in 2017. This increase was due to a $1.4 million increase in outside services, primarily due to a decrease in reimbursements from an affiliate related to CCAR expenses, a $0.3 million increase in audit, legal and consultant fees and a $0.3 million increase in contracted data processing expenses, primarily due to new merchant billing services.

Occupancy expense was $6.5 million for the three months ended March 31, 2018, an increase of $0.8 million or 14% as compared to the same period in 2017. This increase was primarily due to a $0.3 million increase in utilities expenses, a $0.2 million increase in building maintenance expense and a $0.2 million decrease in net sublease rental income.

Advertising and marketing expense was $1.0 million for the three months ended March 31, 2018, a decrease of $1.1 million or 53% as compared to the same period in 2017. This decrease was primarily due to $0.7 million in vendor reimbursements credited during the three months ended March 31, 2018.

Other noninterest expense was $14.4 million for the three months ended March 31, 2018, an increase of $0.6 million or 5% as compared to the same period in 2017.  This increase was primarily due to a $0.5 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.2 million increase in expenses related to clean-up and repairs from severe weather which affected the Hawaiian Islands in 2016 and a $0.2 million increase in software amortization expense, partially offset by a $0.6 million decrease in pension-related expenses.

Provision for Income Taxes

The provision for income taxes was $23.9 million (an effective tax rate of 26.00%) for the three months ended March 31, 2018, compared with the provision for income taxes of $33.2 million (an effective tax rate of 36.89%) for the same period in 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 was due to the impact of the Tax Act that was signed into law on December 22, 2017, which reduced the corporate tax rate from 35% to 21%. Additional information about the provision for income taxes is presented in “Note 10. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 8 summarizes net income from our business segments for the three months ended March 31, 2018 and 2017. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income		Table 8
	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Retail Banking	$54,370	$45,684
Commercial Banking	18,301	17,183
Treasury and Other	(4,713)	(6,127)
Total	$67,958	$56,740

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

Net income for the Retail Banking segment was $54.4 million for the three months ended March 31, 2018, an increase of $8.7 million or 19% as compared to the same period in 2017. The increase in net income for the Retail Banking segment was primarily due to a $7.5 million decrease in the provision for income taxes and a $4.0 million increase in net interest income, partially offset by a $1.2 million increase in noninterest expense. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. The increase in noninterest expense was primarily due to higher salaries and employee benefits expense.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $18.3 million for the three months ended March 31, 2018,  an increase of $1.1 million or 7% as compared to the same period in 2017. The increase in net income for the Commercial Banking segment was primarily due to a $3.7 million decrease in the provision for income taxes and a $1.2 million increase in noninterest income, partially offset by a $3.3 million increase in noninterest expense. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in noninterest income was primarily due to an increase in volume-based incentives. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and higher contracted data processing expenses.

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

Net loss for the Treasury and Other segment was $4.7 million for the three months ended March 31, 2018, a decrease in loss of $1.4 million as compared to the same period in 2017. The decrease in the net loss was primarily due to a $6.0 million increase in net interest income, partially offset by a $2.6 million decrease in noninterest income and a $1.9 million decrease in benefit for income taxes. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and yields in our loan portfolio and higher yields in our investment securities portfolio. The decrease in noninterest income was primarily due to lower BOLI income. The decrease in the benefit for income taxes was primarily due to the Tax Act.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of March 31, 2018 and December 31, 2017, cash and cash equivalents were $0.7 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $5.1 billion and $5.2 billion as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of March 31, 2018 and December 31, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 4.0 years and 3.8 years, respectively. Furthermore, as of March 31, 2018, we expect maturities and paydowns of approximately $786.0 million to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of March 31, 2018, we have borrowing capacity of $1.5 billion from the FHLB and $676.8 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.5 billion and $14.7 billion as of March 31, 2018 and December 31, 2017, respectively, which represented 84% and 83%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Investment Securities

Table 9 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of March 31, 2018 and December 31, 2017:

Investment Securities		Table 9
	March 31,	December 31,
(dollars in thousands)	2018	2017
U.S. Treasury securities	$387,647	$392,255
Government-sponsored enterprises debt securities	239,655	242,601
Government agency mortgage-backed securities	456,308	351,390
Government-sponsored enterprises mortgage-backed securities	168,049	174,741
Collateralized mortgage obligations:
Government agency	3,087,708	3,290,474
Government-sponsored enterprises	717,483	762,718
Debt securities issued by state and political subdivisions	19,916	20,479
Total available-for-sale securities	$5,076,766	$5,234,658

Table 10 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of March 31, 2018:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of March 31, 2018
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$355.3	1.24%	$48.8	1.86%	$—	—%	$404.1	1.32%	$387.6
Government-sponsored enterprises debt securities	—	—	75.0	1.86	174.7	2.17	—	—	249.7	2.08	239.7
Mortgage-Backed Securities(2):
Government agency	50.5	2.72	192.5	2.76	124.2	2.74	103.3	2.71	470.5	2.74	456.3
Government-sponsored enterprises	31.6	2.27	82.5	2.27	40.1	2.21	20.2	2.18	174.4	2.25	168.0
Collateralized mortgage obligations(2):
Government agency	573.0	1.99	1,664.3	2.03	773.4	2.08	194.1	2.11	3,204.8	2.04	3,087.7
Government-sponsored enterprises	130.9	1.94	410.7	1.97	189.8	2.00	10.7	1.65	742.1	1.96	717.5
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	20.5	3.29	20.5	3.29	19.9
Total available-for-sale securities as of March 31, 2018	$786.0	2.04%	$2,780.3	1.97%	$1,351.0	2.14%	$348.8	2.35%	$5,266.1	2.05%	$5,076.7

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $5.1 billion as of March 31, 2018, a decrease of $157.9 million or 3% compared to December 31, 2017. This decrease was primarily due to our use of paydowns and maturities to fund loan growth. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of March 31, 2018, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.8 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $624.4 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae, $387.6 million in U.S. Treasury securities, $239.7 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds) and $19.9 million in debt securities issued by state and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.2 million as of both March 31, 2018 and December 31, 2017. Gross unrealized losses in our investment securities portfolio were $189.5 million and $122.9 million as of March 31, 2018 and December 31, 2017, respectively. Higher unrealized losses in our investment securities portfolio were primarily due to higher market interest rates as of March 31, 2018, relative to when the investment securities were purchased. The higher gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of March 31, 2018, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2018 and December 31, 2017, we held FHLB stock of $10.1 million, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of March 31, 2018 and December 31, 2017:

Loans and Leases		Table 11
	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$3,219,210	$3,135,266
Real estate:
Commercial	2,738,557	2,667,597
Construction	594,266	632,911
Residential	4,156,003	4,090,053
Total real estate	7,488,826	7,390,561
Consumer	1,595,989	1,586,476
Lease financing	160,140	165,066
Total loans and leases	$12,464,165	$12,277,369

Total loans and leases were $12.5 billion as of March 31, 2018, an increase of $186.8 million or 2% from December 31, 2017 with increases in all categories except construction and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.2 billion as of March 31, 2018, an increase of $83.9 million or 3% from December 31, 2017. This increase was primarily due to higher dealer flooring balances.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.7 billion as of March 31, 2018, an increase of $71.0 million or 3% from December 31, 2017. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $594.3 million as of March 31, 2018, a decrease of $38.6 million or 6% from December 31, 2017. This decrease was primarily due to the completion of several large commercial construction projects.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.2 billion as of March 31, 2018, an increase of $66.0 million or 2% from December 31, 2017. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.6 billion as of March 31, 2018, an increase of $9.5 million or 1% from December 31, 2017. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contributed to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $160.1 million as of March 31, 2018, a decrease of $4.9 million or 3% from December 31, 2017.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

Tables 12 and 13 present the geographic distribution of our loan and lease portfolio as of March 31, 2018 and December 31, 2017:

Geographic Distribution of Loan and Lease Portfolio					Table 12
	March 31, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,273,156	$1,745,086	$129,487	$71,481	$3,219,210
Real estate:
Commercial	1,848,001	508,387	380,278	1,891	2,738,557
Construction	324,061	241,256	28,949	—	594,266
Residential	4,006,958	2,673	146,372	—	4,156,003
Total real estate	6,179,020	752,316	555,599	1,891	7,488,826
Consumer	1,162,351	24,198	407,369	2,071	1,595,989
Lease financing	46,969	93,774	9,458	9,939	160,140
Total Loans and Leases	$8,661,496	$2,615,374	$1,101,913	$85,382	$12,464,165
Percentage of Total Loans and Leases	69%	21%	9%	1%	100%

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

Table 14 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of March 31, 2018:

Maturities for Selected Loan Categories(1)				Table 14
	March 31, 2018
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,333,212	$1,594,611	$291,387	$3,219,210
Real estate - construction	94,720	286,485	213,061	594,266
Total Loans and Leases	$1,427,932	$1,881,096	$504,448	$3,813,476

Total of loans due after one year with:
Fixed interest rates		$268,455	$103,097	$371,552
Variable interest rates		1,612,641	401,351	2,013,992
Total Loans and Leases		$1,881,096	$504,448	$2,385,544

(1)	Based on contractual maturities.

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

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 15 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2018 and December 31, 2017:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	March 31,	December 31,
(dollars in thousands)	2018	2017
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,888	$2,932
Real estate - commercial	2,885	1,786
Real estate - construction	2,001	—
Total Commercial Loans	6,774	4,718
Residential	5,349	5,107
Total Non-Accrual Loans and Leases	12,123	9,825
Other Real Estate Owned	—	329
Total Non-Performing Assets	$12,123	$10,154

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$83	$220
Real estate - commercial	—	1,400
Real estate - construction	343	—
Total Commercial Loans	426	1,620
Residential	1,469	1,360
Consumer	1,744	1,394
Total Accruing Loans and Leases Past Due 90 Days or More	$3,639	$4,374

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	33,429	34,130
Total Loans and Leases	$12,464,165	$12,277,369

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.10%	0.08%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.13%	0.12%

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for three months ended March 31, 2018:

Non-Performing Assets	Table 16
Three Months Ended March 31,
(dollars in thousands)	2018
Balance at beginning of period	$10,154
Additions	4,182
Reductions
Payments	(1,107)
Return to accrual status	(326)
Sales of other real estate owned	(329)
Charge-offs/write-downs	(451)
Total Reductions	(2,213)
Balance at End of Period	$12,123

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

Total NPAs were $12.1 million as of March 31, 2018, an increase of $2.0 million or 19% from December 31, 2017. The ratio of our NPAs to total loans and leases and other real estate owned was 0.10% as of March 31, 2018, an increase of two basis points from December 31, 2017. The increase in total NPAs was primarily due to the addition of a construction loan.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2018, residential real estate non-accrual loans were $5.3 million, an increase of $0.2 million or 5% from December 31, 2017. As of March 31, 2018, our residential real estate non-accrual loans were comprised of 35 loans with a weighted average current loan-to-value (“LTV”) ratio of 67%.

Commercial and industrial non-accrual loans were $1.9 million as of March 31, 2018, a decrease of $1.0 million or 36% from December 31, 2017. All of our remaining commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.5 million in charge-offs related to these loans.

Commercial real estate non-accrual loans were $2.9 million as of March 31, 2018, an increase of $1.1 million or 62% from December 31, 2017. The increase was attributed to the addition of a loan for which the collateral value exceeds the outstanding balance. No charge-offs have been taken on this loan.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.3 million as of December 31, 2017 and was comprised of one residential real estate property as of December 31, 2017. There were no holdings of other real estate owned property at March 31, 2018.

We attribute the continued lower level of NPAs to strong general economic conditions in Hawaii, led by strong tourism and construction industries, relatively low unemployment and rising real estate prices. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.6 million as of March 31, 2018, a decrease of $0.7 million or 17% as compared to December 31, 2017. Commercial real estate loans that were past due 90 days or more and still accruing interest decreased by $1.4 million during the three months ended March 31, 2018 which was partially offset by increases of $0.3 million and $0.4 million in construction and consumer loans, respectively.

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

Impaired loans were $45.6 million and $45.3 million as of March 31, 2018 and December 31, 2017, respectively. These impaired loans had a related Allowance of $0.4 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively. The increase in impaired loans during the three months ended March 31, 2018 was primarily due an addition of a construction loan of $2.0 million partially offset by a net decrease of six commercial and industrial loans totaling $1.0 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of March 31, 2018 and December 31, 2017, we recorded charge-offs of $1.2 million and $1.5 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of March 31, 2018 had been accrued under the original terms, approximately $0.2 million in additional interest income would have been recorded during the three months ended March 31, 2018 and approximately $0.1 million in additional interest income would have been recorded for the same period in 2017, respectively. Actual interest income recorded on these loans was $0.5 million for the three months ended March 31, 2018 and $0.6 million for the same period in 2017, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a TDR as of March 31, 2018 and December 31, 2017:

Loans Modified in a Troubled Debt Restructuring		Table 17
	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$15,156	$15,251
Real estate - commercial	7,255	8,850
Total commercial	22,411	24,101
Residential	11,983	12,394
Total	$34,394	$36,495

Loans modified in a TDR were $34.4 million as of March 31, 2018, a decrease of $2.1 million or 6% from December 31, 2017. This decrease was primarily due to the payoff of one commercial real estate loan of $1.4 million and one residential real estate loan of $0.3 million along with decreases of other loans related to payments. As of March 31, 2018, $33.4 million or 97% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2018 and December 31, 2017 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 18 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses		Table 18
	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance at Beginning of Year	$137,253	$135,494
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(475)	(855)
Total Commercial Loans	(475)	(855)
Residential	—	(22)
Consumer	(6,625)	(5,572)
Total Loans and Leases Charged-Off	(7,100)	(6,449)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	64	114
Real estate - commercial	122	77
Total Commercial Loans	186	191
Residential	182	321
Consumer	2,103	1,790
Total Recoveries on Loans and Leases Previously Charged-Off	2,471	2,302
Net Loans and Leases Charged-Off	(4,629)	(4,147)
Provision for Loan and Lease Losses	5,950	4,500
Balance at End of Year	$138,574	$135,847
Average Loans and Leases Outstanding	$12,296,678	$11,582,645
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (1)	0.15%	0.15%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.11%	1.15%

(1)   Annualized for the three months ended March 31, 2018 and 2017.

Tables 19 and 20 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2018 and December 31, 2017:

Allocation of the Allowance by Loan and Lease Category	Table 19
	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$34,365	$34,006
Real estate - commercial	19,254	18,044
Real estate - construction	5,976	6,817
Lease financing	585	611
Total commercial	60,180	59,478
Residential	43,220	42,852
Consumer	30,998	31,249
Unallocated	4,176	3,674
Total Allowance for Loan and Lease Losses	$138,574	$137,253

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 20
	March 31,		December 31,
	2018		2017
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	1.07%	25.83%	1.08%	25.54%
Real estate - commercial	0.70	21.97	0.68	21.73
Real estate - construction	1.01	4.77	1.08	5.16
Lease financing	0.37	1.28	0.37	1.34
Total commercial	0.90	53.85	0.90	53.77
Residential	1.04	33.34	1.05	33.31
Consumer	1.94	12.81	1.97	12.92
Total	1.11%	100.00%	1.12%	100.00%

As of March 31, 2018, the Allowance was $138.6 million or 1.11% of total loans and leases outstanding, compared with an Allowance of $137.3 million or 1.12% of total loans and leases outstanding as of December 31, 2017. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $4.6 million or 0.15% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2018 compared to $4.1 million or 0.15% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2017. Net charge-offs in our commercial lending portfolio were $0.3 million for the three months ended March 31, 2018 compared to net charge-offs of $0.7 million for the three months ended March 31, 2017. Net recoveries in our residential lending portfolio were $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $4.5 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

As of March 31, 2018, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2017. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both March 31, 2018 and December 31, 2017. Our goodwill originated from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three months ended March 31, 2018. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $357.4 million as of March 31, 2018, an increase of $2.2 million or 1% from December 31, 2017. This increase was primarily due to a $28.6 million increase in prepaid expenses, partially offset by an $11.8 million decrease in affordable housing and other tax credit investment partnership interests, a $10.7 million decrease in our interest rate swap agreements and a $5.1 million decrease in current taxes receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 21 presents the composition of our deposits as of March 31, 2018 and December 31, 2017:

Deposits		Table 21
	March 31,	December 31,
(dollars in thousands)	2018	2017
Demand	$6,050,134	$6,126,853
Savings	4,614,668	4,509,419
Money Market	2,631,894	2,801,968
Time(1)	4,065,726	4,173,882
Total Deposits	$17,362,422	$17,612,122

(1)   Public time deposits were $1.9 billion as of March 31, 2018, a decrease of $105.2 million or 5% as compared to December 31, 2017.

Total deposits were $17.4 billion as of March 31, 2018, a decrease of $249.7 million or 1% from December 31, 2017. Total public deposits were $2.4 billion, a decrease of $37.3 million or 2% from December 31, 2017. In addition to the aforementioned decrease in public time deposits, decreases in money market, time and demand deposit balances related to customers shifting balances to higher earning products in an increasing interest rate environment. These decreases were partially offset by an increase in the savings deposit balance.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $120.9 million as of March 31, 2018, an increase of $0.7 million from December 31, 2017. This increase was primarily due to net periodic benefit costs for the three months ended March 31, 2018 of $2.6 million, partially offset by payments of $1.9 million.

See ‘‘Note 15. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of March 31, 2018, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets was approximately $177.6 million to Japan. As of December 31, 2017, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets was approximately $177.3 million to Japan. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both March 31, 2018 and December 31, 2017.

Capital

In July 2013, the federal bank regulators approved final rules implementing the Basel Committee on Banking Supervision’s final capital framework for strengthening international capital standards (“Basel III”) and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Capital Rules”). The Capital Rules became effective on January 1, 2015 (subject to a phase-in period for certain provisions). The Capital Rules, among other things, (i) introduce a new capital measure called ‘‘Common Equity Tier 1’’ (‘‘CET1’’) capital, (ii) specify that Tier 1 capital consists of CET1 capital and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) define CET1 capital narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations.

Under the Capital Rules, the minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 capital to risk-weighted assets,
•	6.0% Tier 1 capital (that is, CET1 capital plus Additional Tier 1 capital) to risk-weighted assets
•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets, and
•	4.0% Tier 1 capital to average quarterly assets.

On that date, the deductions from CET1 capital were limited to 40% of the final phased-in deductions. Implementation of the deductions and other adjustments to CET1 capital will be phased-in over a five year period which began on January 1, 2015. Implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased-in over a four year period (increasing each subsequent January 1st by the same amount until it reaches 2.5% on January 1, 2019).

As of March 31, 2018, our capital levels remained characterized as ‘‘well capitalized’’ under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 22 below. There have been no conditions or events since March 31, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 22
	March 31,	December 31,
(dollars in thousands)	2018	2017
Stockholders' Equity	$2,520,862	$2,532,551
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(164,684)	(96,383)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,690,054	$1,633,442
Add:
Allowable Reserve for Loan and Lease Losses	139,174	137,853
Total Capital	$1,829,228	$1,771,295
Risk-Weighted Assets	$13,281,080	$13,120,542

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.73%	12.45%
Tier 1 Capital Ratio	12.73%	12.45%
Total Capital Ratio	13.77%	13.50%
Tier 1 Leverage Ratio	8.71%	8.52%

Total stockholders’ equity was $2.5 billion as of March 31, 2018, a decrease of $11.7 million or less than 1% from December 31, 2017. The decrease in stockholders’ equity was primarily due to other comprehensive loss, net of tax, of $48.2 million due to higher unrealized losses on investment securities due to rising interest rates and dividends declared and paid to the Company’s stockholders of $33.5 million for the three months ended March 31, 2018. This was partially offset by earnings of $68.0 million for the three months ended March 31, 2018.

In April 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share on our outstanding shares. The dividend will be paid on June 8, 2018 to shareholders of record at the close of business on May 29, 2018.

As previously noted, we reclassified a credit balance of $20.1 million from accumulated other comprehensive loss to retained earnings on January 1, 2018 based on our prospective adoption of ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. If ASU No. 2018-02 had been adopted retrospectively, the CET1 Capital Ratio and Tier 1 Capital Ratio would have both been 12.60%, the Total Capital Ratio would have been 13.65% and the Tier 1 Leverage Ratio would have been 8.62% as of December 31, 2017.

Off‑Balance Sheet Arrangements and Guarantees

Off‑Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low income housing tax credit investments in partnerships and limited liability companies. A VIE is a legal entity that lacks the ability to financially support its activities or whose equity investors lack the ability to control its activities or absorb profits and losses proportionately with their investment in the entity. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of March 31, 2018 and December 31, 2017, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.9 billion and $2.3 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2018, there were no repurchases or pending repurchase requests of residential mortgage loans.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2018, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2018.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2018, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2017. However, as noted above, in connection with our transition to a stand-alone public company and our continued separation from BNPP, we expect to incur higher costs, resulting in higher purchase obligations, in future periods from higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW’s volumes or the benefits of BNPP bargaining power. Currently, we are not able to reasonably estimate the future amount and timing of these higher purchase obligations.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2018, see “Note 1. Organization and Basis of Presentation - Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

Risk Governance and Quantitative and Qualitative Disclosures About Market Risk

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management and operational risk. See “Analysis of Financial Condition — Liquidity” and “—Capital” sections of this MD&A for further discussions of liquidity risk management and capital management, respectively.

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

Commercial lending consists of four distinct classes based on characteristics relating to the borrower, transaction and collateral. These classes are: commercial and industrial, commercial real estate, construction and lease financing. Commercial and industrial loans are primarily for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes by medium to larger Hawaii based corporations, as well as U.S. mainland and international companies. Commercial and industrial loans are typically secured by non-real estate assets whereby the collateral is trading assets, enterprise value or inventory. As with many of our customers, our commercial and industrial loan customers are heavily dependent on tourism, government expenditures and real estate values. Commercial real estate loans are secured by real estate, including but not limited to structures and facilities to support activities designated as retail, health care, general office space, warehouse and industrial space. Our bank’s underwriting policy generally requires that net cash flows from the property be sufficient to service the debt while still maintaining an appropriate amount of reserves. Commercial real estate loans in Hawaii are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. Our construction lending portfolio consists primarily of land loans, single family and condominium development loans. Financing of construction loans is subject to a high degree of credit risk given the long delivery time frames for such projects. Construction lending activities are underwritten on a project financing basis whereby the cash flows or lease rents from the underlying real estate collateral or the sale of the finished inventory is the primary source of repayment. Market feasibility analysis is typically performed by assessing market comparables, market conditions and demand in the specific lending area and general community. We require presales of finished inventory prior to loan funding. However, because this analysis is typically performed on a forward looking basis, real estate construction projects typically present a higher risk profile in our lending activities. Lease financing activities include commercial single investor leases and leveraged leases used to purchase items ranging from computer equipment to transportation equipment. Underwriting of new leasing arrangements typically includes analyzing customer cash flows, evaluating secondary sources of repayment such as the value of the leased asset, the guarantors’ net cash flows as well as other credit enhancements provided by the lessee.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of March 31, 2018 and December 31, 2017, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 23 presents, for the twelve months subsequent to March 31, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast, incorporating expected changes in the balance sheet, and 2) a static forecast, where the balance sheet as of March 31, 2018 and December 31, 2017 is held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months				Table 23
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
	As of March 31, 2018		As of December 31, 2017
Immediate Change in Interest Rates (basis points)
+200	4.8%	9.0%	6.3%	10.9%
+100	3.0	4.5	3.8	5.5
(100)	(4.2)	(4.8)	(4.8)	(4.8)

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

Under the dynamic balance sheet forecasts, the change in net interest income from the base case scenario as of March 31, 2018 was generally lower or less sensitive as compared to similar projections made as of December 31, 2017. This was, in part, due to our larger fixed rate residential real estate loan portfolio and lower interest earning balances held with the FRB as of March 31, 2018 compared to December 31, 2017. Generally, fixed-rate investment securities and loan portfolios will not reprice as quickly in response to changes in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company operates in a highly regulated environment. From time to time, the Company is party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. For additional information, see the discussion related to contingencies in “Note 12. Commitments and Contingent Liabilities” in our consolidated financial statements under “Part I, Item 1. Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 5. OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian, Inc. and the Bank (the “Company”) have not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act. However, the Company is controlled by BNP Paribas and under common control with BNP Paribas’ affiliates (collectively “BNPP”). To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company:

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR 0.3 million for the three months ended March 31, 2018 in connection with these projects, with a net profit of less than that amount, which were mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

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

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

3.1(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 25, 2018

10.1

Separation Agreement Including Release of Claims; Exhibit 1 between Michael Ching, First Hawaiian, Inc. and First Hawaiian Bank, dated January 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on January 9, 2018 (File No. 001-14585))

10.2

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

Date: April 26, 2018		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric K. Yeaman
Eric K. Yeaman President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)