Form 10-Q
period 2018-06-30
FIRST HAWAIIAN, INC.
filed 2018-07-27
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,642,060 shares of Common Stock, par value $0.01 per share, were outstanding as of July 19, 2018.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest income
Loans and lease financing	$130,283	$114,179	$253,834	$223,445
Available-for-sale securities	27,397	25,059	56,390	51,488
Other	1,339	781	3,731	2,007
Total interest income	159,019	140,019	313,955	276,940
Interest expense
Deposits	17,355	8,760	32,619	16,330
Short-term borrowings and long-term debt	261	5	261	11
Total interest expense	17,616	8,765	32,880	16,341
Net interest income	141,403	131,254	281,075	260,599
Provision for loan and lease losses	6,020	4,400	11,970	8,900
Net interest income after provision for loan and lease losses	135,383	126,854	269,105	251,699
Noninterest income
Service charges on deposit accounts	7,721	9,238	15,676	18,619
Credit and debit card fees	16,929	16,019	32,426	32,324
Other service charges and fees	9,633	8,110	18,975	17,207
Trust and investment services income	7,711	7,526	15,942	14,864
Bank-owned life insurance	2,395	2,927	4,439	7,505
Other	5,408	6,738	11,039	11,098
Total noninterest income	49,797	50,558	98,497	101,617
Noninterest expense
Salaries and employee benefits	41,636	40,364	83,796	80,772
Contracted services and professional fees	13,005	12,388	25,292	22,696
Occupancy	6,908	5,435	13,392	11,144
Equipment	4,335	4,527	8,923	8,724
Regulatory assessment and fees	4,225	3,750	8,198	7,524
Advertising and marketing	1,115	1,222	2,066	3,250
Card rewards program	6,359	5,894	12,077	11,669
Other	14,282	13,349	28,708	27,141
Total noninterest expense	91,865	86,929	182,452	172,920
Income before provision for income taxes	93,315	90,483	185,150	180,396
Provision for income taxes	24,262	33,588	48,139	66,761
Net income	$69,053	$56,895	$137,011	$113,635
Basic earnings per share	$0.50	$0.41	$0.99	$0.81
Diluted earnings per share	$0.50	$0.41	$0.99	$0.81
Dividends declared per share	$0.24	$0.22	$0.48	$0.44
Basic weighted-average outstanding shares	137,907,063	139,546,615	138,749,209	139,546,174
Diluted weighted-average outstanding shares	138,065,879	139,646,117	138,891,955	139,644,557

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$69,053	$56,895	$137,011	$113,635
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on investment securities	(18,039)	18,885	(66,816)	19,842
Net unrealized gains on cash flow derivative hedges	313	156	857	518
Other comprehensive (loss) income	(17,726)	19,041	(65,959)	20,360
Total comprehensive income	$51,327	$75,936	$71,052	$133,995

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2018	2017
Assets
Cash and due from banks	$332,102	$367,084
Interest-bearing deposits in other banks	611,698	667,560
Investment securities	4,842,551	5,234,658
Loans held for sale	2,037	556
Loans and leases	12,637,686	12,277,369
Less: allowance for loan and lease losses	140,601	137,253
Net loans and leases	12,497,085	12,140,116

Premises and equipment, net	287,746	289,215
Other real estate owned and repossessed personal property	325	329
Accrued interest receivable	48,528	47,987
Bank-owned life insurance	442,449	438,010
Goodwill	995,492	995,492
Mortgage servicing rights	17,660	13,196
Other assets	402,046	355,258
Total assets	$20,479,719	$20,549,461
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,430,455	$11,485,269
Noninterest-bearing	5,965,083	6,126,853
Total deposits	17,395,538	17,612,122
Long-term debt	200,034	34
Retirement benefits payable	135,139	134,218
Other liabilities	289,833	270,536
Total liabilities	18,020,544	18,016,910

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,620,801 / 136,642,060 as of June 30, 2018; issued/outstanding: 139,599,454 / 139,588,782 as of December 31, 2017)	1,396	1,396
Additional paid-in capital	2,492,656	2,488,643
Retained earnings	229,615	139,177
Accumulated other comprehensive loss, net	(182,410)	(96,383)
Treasury stock (2,978,741 shares as of June 30, 2018 and 10,672 shares as of December 31, 2017)	(82,082)	(282)
Total stockholders' equity	2,459,175	2,532,551
Total liabilities and stockholders' equity	$20,479,719	$20,549,461

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2016	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$—	$2,476,485
Net income	—	—	—	113,635	—	—	113,635
Cash dividends declared ($0.44 per share)	—	—	—	(61,400)	—	—	(61,400)
Common stock issued under Employee Stock Purchase Plan	15,961	—	528	—	—	—	528
Equity-based awards	—	—	3,312	(318)	—	—	2,994
Other comprehensive income, net of tax	—	—	—	—	20,360	—	20,360
Balance as of June 30, 2017	139,546,615	$1,395	$2,488,091	$130,767	$(67,651)	$—	$2,552,602

Balance as of December 31, 2017	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	137,011	—	—	137,011
Cash dividends declared ($0.48 per share)	—	—	—	(66,296)	—	—	(66,296)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	9,006	—	3,671	(345)	—	—	3,326
Common stock repurchased	(2,968,069)	—	—	—	—	(81,800)	(81,800)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(65,959)	—	(65,959)
Balance as of June 30, 2018	136,642,060	$1,396	$2,492,656	$229,615	$(182,410)	$(82,082)	$2,459,175

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$137,011	$113,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	11,970	8,900
Depreciation, amortization and accretion, net	27,557	30,220
Deferred income taxes	5,416	4,425
Stock-based compensation	3,326	2,994
Other gains	(1,088)	(133)
Originations of loans held for sale	(10,921)	—
Proceeds from sales of loans held for sale	8,944	—
Net gains on sales of loans held for sale	(66)	(13)
Change in assets and liabilities:
Net decrease in other assets	11,977	13,487
Net decrease in other liabilities	(14,080)	(14,619)
Net cash provided by operating activities	180,046	158,896
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	425,182	412,621
Purchases	(130,252)	(438,348)
Other investments:
Proceeds from sales	7,918	11,463
Purchases	(28,153)	(9,651)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(364,620)	(539,237)
Proceeds from sales of loans originated for investment	562	672
Purchases of loans	—	(8,000)
Proceeds from bank-owned life insurance	—	3,987
Purchases of premises, equipment and software	(9,752)	(4,019)
Proceeds from sales of premises and equipment	—	27
Purchases of mortgage servicing rights	(6,444)	—
Proceeds from sales of other real estate owned	332	635
Other	(1,325)	(1,046)
Net cash used in investing activities	(106,552)	(570,896)
Cash flows from financing activities
Net (decrease) increase in deposits	(216,584)	657,730
Net decrease in short-term borrowings	—	(9,151)
Proceeds from long-term debt	200,000	—
Dividends paid	(66,296)	(61,400)
Proceeds from employee stock purchase plan	342	528
Common stock repurchased	(81,800)	—
Net cash (used in) provided by financing activities	(164,338)	587,707
Net (decrease) increase in cash and cash equivalents	(90,844)	175,707
Cash and cash equivalents at beginning of period	1,034,644	1,052,058
Cash and cash equivalents at end of period	$943,800	$1,227,765

Supplemental disclosures
Interest paid	$32,764	$15,154
Income taxes paid, net of income tax refunds	1,548	31,091
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	64	524
Transfers from loans and leases to loans held for sale	—	659

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”), its only direct, wholly owned subsidiary. FHI is an indirect subsidiary of BNP Paribas (“BNPP”), a financial institution based in France.

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

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. As part of these transactions, BancWest amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining as the only direct wholly owned subsidiary of FHI.

On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, FHI became an indirect subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, FHI became a direct wholly owned subsidiary of BancWest Corporation (“BWC”), a direct wholly owned subsidiary of BNP Paribas USA. As used herein, “BWC” refers, for all periods beginning April 1, 2016, to BancWest Corporation, a Delaware corporation and indirect wholly owned subsidiary of BNPP.

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at a price to the public of $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at a price to the public of $32.00 per share was completed. On May 10, 2018, a secondary offering of 15,300,000 shares of FHI common stock at a price to the public of $27.75 per share was completed.  Concurrently with the secondary offering completed on May 10, 2018, FHI entered into a Share Repurchase Agreement with BWC and completed the repurchase of 2,968,069 shares of FHI common stock at $27.56 per share, the per share price paid by the underwriters to BWC in the concurrent public offering. On June 8, 2018, the underwriters’ exercised their full option to purchase an additional 1,530,000 shares of FHI common stock at $27.56 per share. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in the secondary offerings completed on May 10, 2018 or February 17, 2017 and the IPO on August 9, 2016. As of June 30, 2018, BNPP remained the beneficial owner of approximately 49% of FHI’s outstanding common stock.

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

Correction of an Immaterial Error to the Financial Statements

Subsequent to the issuance of the Company’s unaudited interim September 30, 2017 consolidated financial statements, the Company’s management determined that certain expenses related to the Company’s card rewards program were incorrectly offset against credit and debit card fees income and credit card interchange assessment fees were incorrectly classified in card rewards program expense instead of credit and debit card fees income in the consolidated statements of income for the three and six month periods ended June 30, 2017. For the three and six month periods ended June 30, 2017, income from service charges on deposit accounts was overstated by $0.2 million and $0.4 million, respectively, credit and debit card fees income was understated by $1.9 million and $3.7 million, respectively, occupancy expense was understated by $0.4 million and $0.8 million, respectively, and card rewards program expense was understated by $1.3 million and $2.5 million, respectively. As a result, certain noninterest income and noninterest expense amounts have been restated from the amounts previously reported to correct the classification errors. There was no change to net income or earnings per share as previously reported as a result of these errors. Management has evaluated the materiality of these errors on its prior period financial statements from a quantitative and qualitative perspective, and has concluded that these errors were not material to the prior periods.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018. The Company adopted the new guidance using the modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at January 1, 2018 and new contracts entered into after this date. Most of the Company’s revenue is comprised of net interest income on loans, leases, investment securities and deposits, all of which is explicitly out of scope of the new revenue recognition guidance. Management conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance. These contracts included those related to credit and debit card fees, service charges and fees on deposit accounts, and trust and investment services fees. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, additional disclosures required by the standard have been included in “Note 14. Revenue from Contracts with Customers” to the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the reporting period. The other components of net periodic benefit costs are to be presented in the income statement separately from the service cost component. The Company adopted the provisions of ASU No. 2017-07 on January 1, 2018 and applied the guidance retrospectively to all periods for which a statement of income is presented. The Company continues to record the service cost component of net periodic benefit cost in salaries and employee benefits expense; however, all other components of net periodic benefit cost are now recorded in other noninterest expense. The Company elected to use the practical expedient which permits entities to estimate amounts for comparative periods using the information previously disclosed in the Company’s pension and other postretirement benefit plan disclosure as such amounts are not material. The adoption of ASU No. 2017-07 did not have a material impact on the Company’s consolidated financial statements. See “Note 16. Benefit Plans” for required disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance provided entities with an option to reclassify tax effects that were stranded in accumulated other comprehensive income, pursuant to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. However, this guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The Company elected to early adopt the provisions of ASU No. 2018-02 on January 1, 2018 and reflected the reclassification related to the Tax Act in the period of adoption. The amount of the reclassification reflected the impact of the Tax Act that was signed into law on December 22, 2017 which reduced the corporate tax rate from 35% to 21%. The result of the early adoption of ASU No. 2018-02 was to reclassify a credit balance of $20.1 million from accumulated other comprehensive loss to retained earnings as of January 1, 2018. The Company utilizes a security-by-security approach to releasing income tax effects from accumulated other comprehensive loss. The adoption of ASU No. 2018-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. As lessees, the Company has lease agreements for branch locations, ATM locations and equipment that are currently considered operating leases, and therefore, are not recognized on the Company’s consolidated balance sheets. The Company has formed a working group comprised of teams from different disciplines, including finance, bank properties and information technology. The Company has also engaged a software vendor to assist in complying with the new lease accounting requirements.  The FASB has issued and is expected to issue additional practical expedients to assist entities with adoption. An alternative cumulative effect transition methodology has been approved, but not yet issued by the FASB, which the Company would consider electing when made available. While the Company has not yet quantified the impact to the consolidated balance sheet upon the adoption of this new guidance, the Company expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities related to the Company’s operating lease agreements noted above.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The new guidance will require significant operational changes, particularly in data collection and analysis. The Company has formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. Management’s evaluation has included a review of existing credit loss forecasting models to identify areas where existing credit loss forecasting models used to comply with other regulatory requirements may be leveraged and areas where new impairment models may be required. The Company has also established a project management governance process to manage the implementation of this new guidance. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The objectives of the new guidance are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Currently, the Company participates in limited activities in fair value and cash flow hedging relationships. However, the Company continues to evaluate the impact this guidance will have on its consolidated financial statements.

2. Investment Securities

As of June 30, 2018 and December 31, 2017, investment securities consisted predominantly of the following investment categories:

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

As of June 30, 2018 and December 31, 2017, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$403,744	$—	$(17,687)	$386,057	$404,376	$—	$(12,121)	$392,255
Government-sponsored enterprises debt securities	249,714	—	(11,187)	238,527	249,712	—	(7,111)	242,601
Government agency mortgage-backed securities	455,769	—	(16,919)	438,850	356,858	—	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	168,151	109	(7,019)	161,241	178,702	169	(4,130)	174,741
Collateralized mortgage obligations:
Government agency	3,057,867	—	(133,061)	2,924,806	3,367,173	47	(76,746)	3,290,474
Government-sponsored enterprises	700,900	—	(27,646)	673,254	779,911	25	(17,218)	762,718
Debt securities issued by states and political subdivisions	20,411	—	(595)	19,816	20,543	—	(64)	20,479
Total available-for-sale securities	$5,056,556	$109	$(214,114)	$4,842,551	$5,357,275	$241	$(122,858)	$5,234,658

Proceeds from both calls and sales of investment securities were nil for both the three and six months ended June 30, 2018 and 2017. The Company recorded no gross realized gains and no gross realized losses for both the three and six months ended June 30, 2018 and 2017. Accordingly, no provision for income taxes related to net realized gains on the sale of investment securities was recorded for the three and six months ended June 30, 2018 and 2017. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $27.3 million and $25.1 million for the three months ended June 30, 2018 and 2017, respectively, and $56.1 million and $51.5 million for the six months ended June 30, 2018 and 2017, respectively. Interest income from non-taxable investment securities was $0.1 million and $0.3 million during the three and six months ended June 30, 2018, respectively. The Company did not own any non-taxable investment securities during the three and six months ended June 30, 2017.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government-sponsored enterprises and states and political subdivisions as of June 30, 2018, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2018
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$478,744	$458,717
Due after five years through ten years	174,714	165,867
Due after ten years	20,411	19,816
	673,869	644,400

Government agency mortgage-backed securities	455,769	438,850
Government-sponsored enterprises mortgage-backed securities	168,151	161,241
Collateralized mortgage obligations:
Government agency	3,057,867	2,924,806
Government-sponsored enterprises	700,900	673,254
Total mortgage-backed securities and collateralized mortgage obligations	4,382,687	4,198,151
Total available-for-sale securities	$5,056,556	$4,842,551

At June 30, 2018, pledged securities totaled $2.5 billion, of which $2.3 billion was pledged to secure public deposits and $233.9 million was pledged to secure other financial transactions. At December 31, 2017, pledged securities totaled $3.0 billion, of which $2.8 billion was pledged to secure public deposits and $229.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises taken in the aggregate, which were in excess of 10% of stockholders’ equity as of June 30, 2018 and December 31, 2017.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 203 and 196 individual securities in each category have been in a continuous loss position as of June 30, 2018 and December 31, 2017, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(1,963)	$47,287	$(15,724)	$338,770	$(17,687)	$386,057
Government-sponsored enterprises debt securities	(1,700)	58,300	(9,487)	180,227	(11,187)	238,527
Government agency mortgage-backed securities	(8,499)	304,708	(8,420)	134,142	(16,919)	438,850
Government-sponsored enterprises mortgage-backed securities	(1)	189	(7,018)	155,708	(7,019)	155,897
Collateralized mortgage obligations:
Government agency	(42,264)	1,162,582	(90,796)	1,762,224	(133,060)	2,924,806
Government-sponsored enterprises	(7,362)	272,911	(20,285)	400,343	(27,647)	673,254
Debt securities issued by states and political subdivisions	(595)	19,816	—	—	(595)	19,816
Total available-for-sale securities with unrealized losses	$(62,384)	$1,865,793	$(151,730)	$2,971,414	$(214,114)	$4,837,207

	Time in Continuous Loss as of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(994)	$48,182	$(11,127)	$344,073	$(12,121)	$392,255
Government-sponsored enterprises debt securities	(642)	59,358	(6,469)	183,243	(7,111)	242,601
Government agency mortgage-backed securities	(976)	200,963	(4,492)	150,427	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	(1)	63	(4,129)	168,342	(4,130)	168,405
Collateralized mortgage obligations:
Government agency	(23,236)	1,473,170	(53,510)	1,803,338	(76,746)	3,276,508
Government-sponsored enterprises	(3,203)	327,435	(14,015)	403,321	(17,218)	730,756
Debt securities issued by states and political subdivisions	(64)	10,641	—	—	(64)	10,641
Total available-for-sale securities with unrealized losses	$(29,116)	$2,119,812	$(93,742)	$3,052,744	$(122,858)	$5,172,556

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At June 30, 2018 and December 31, 2017, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of June 30, 2018 and December 31, 2017, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the three and six months ended June 30, 2018 and for the year ended December 31, 2017.

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

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During the three months ended June 30, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018.  As of June 30, 2018, the Company recorded an estimated $0.7 million liability to be paid to the buyer as a result of the reduction in the Visa Class B conversion rate. See “Note 12. Derivative Financial Instruments” for more information.

The Company held approximately 120,000 Visa Class B restricted shares as of both June 30, 2018 and December 31, 2017. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of June 30, 2018 and December 31, 2017, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$3,116,145	$3,135,266
Real estate:
Commercial	2,837,520	2,667,597
Construction	654,084	632,911
Residential	4,236,083	4,090,053
Total real estate	7,727,687	7,390,561
Consumer	1,632,088	1,586,476
Lease financing	161,766	165,066
Total loans and leases	$12,637,686	$12,277,369

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $34.5 million and $31.2 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, residential real estate loans totaling $2.6 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $959.9 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2017, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $914.5 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3.6 million and $3.3 million at June 30, 2018 and December 31, 2017, respectively.

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

At June 30, 2018 and December 31, 2017, remaining loan and lease commitments were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$2,449,440	$2,406,261
Real estate:
Commercial	91,565	78,266
Construction	530,143	450,856
Residential	986,478	980,792
Total real estate	1,608,186	1,509,914
Consumer	1,505,763	1,485,588
Total loan and lease commitments	$5,563,389	$5,401,763

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended June 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,365	$19,254	$5,976	$585	$43,220	$30,998	$4,176	$138,574
Charge-offs	—	—	—	—	(34)	(6,290)	—	(6,324)
Recoveries	39	32	—	—	60	2,200	—	2,331
Increase (decrease) in Provision	835	1,221	1,630	(28)	679	4,601	(2,918)	6,020
Balance at end of period	$35,239	$20,507	$7,606	$557	$43,925	$31,509	$1,258	$140,601

	Six Months Ended June 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(475)	—	—	—	(34)	(12,915)	—	(13,424)
Recoveries	103	154	—	—	242	4,303	—	4,802
Increase (decrease) in Provision	1,605	2,309	789	(54)	865	8,872	(2,416)	11,970
Balance at end of period	$35,239	$20,507	$7,606	$557	$43,925	$31,509	$1,258	$140,601

	Three Months Ended June 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$31,557	$19,932	$4,532	$813	$43,541	$27,456	$8,016	$135,847
Charge-offs	(75)	—	—	(146)	—	(5,251)	—	(5,472)
Recoveries	129	55	—	—	150	1,774	—	2,108
Increase (decrease) in Provision	1,730	24	939	190	683	3,924	(3,090)	4,400
Balance at end of period	$33,341	$20,011	$5,471	$857	$44,374	$27,903	$4,926	$136,883

	Six Months Ended June 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(930)	—	—	(146)	(22)	(10,823)	—	(11,921)
Recoveries	243	132	—	—	471	3,564	—	4,410
Increase (decrease) in Provision	899	1,431	958	156	489	6,774	(1,807)	8,900
Balance at end of period	$33,341	$20,011	$5,471	$857	$44,374	$27,903	$4,926	$136,883

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$38	$6	$—	$—	$409	$—	$—	$453
Collectively evaluated for impairment	35,201	20,501	7,606	557	43,516	31,509	1,258	140,148
Balance at end of period	$35,239	$20,507	$7,606	$557	$43,925	$31,509	$1,258	$140,601
Loans and leases:
Individually evaluated for impairment	$16,084	$9,903	$2,238	$—	$17,495	$—	$—	$45,720
Collectively evaluated for impairment	3,100,061	2,827,617	651,846	161,766	4,218,588	1,632,088	—	12,591,966
Balance at end of period	$3,116,145	$2,837,520	$654,084	$161,766	$4,236,083	$1,632,088	$—	$12,637,686

	December 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$4	$6	$—	$—	$484	$—	$—	$494
Collectively evaluated for impairment	34,002	18,038	6,817	611	42,368	31,249	3,674	136,759
Balance at end of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Loans and leases:
Individually evaluated for impairment	$18,183	$10,636	$—	$—	$16,530	$—	$—	$45,349
Collectively evaluated for impairment	3,117,083	2,656,961	632,911	165,066	4,073,523	1,586,476	—	12,232,020
Balance at end of period	$3,135,266	$2,667,597	$632,911	$165,066	$4,090,053	$1,586,476	$—	$12,277,369

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

The credit risk profiles by internally assigned grade for loans and leases as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,971,359	$2,736,004	$632,379	$159,904	$6,499,646
Special mention	72,534	76,822	18,494	1,551	169,401
Substandard	70,693	24,694	3,211	311	98,909
Doubtful	1,559	—	—	—	1,559
Total	$3,116,145	$2,837,520	$654,084	$161,766	$6,769,515

	December 31, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,035,121	$2,619,494	$628,112	$162,849	$6,445,576
Special mention	43,435	26,248	2,377	1,816	73,876
Substandard	54,996	21,855	2,422	401	79,674
Doubtful	1,714	—	—	—	1,714
Total	$3,135,266	$2,667,597	$632,911	$165,066	$6,600,840

There were no loans and leases graded as Loss as of June 30, 2018 and December 31, 2017.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$4,221,570	$230,141	$1,053,187	$322,273	$5,827,171
Non-performing and delinquent	14,513	2,678	20,621	3,188	41,000
Total	$4,236,083	$232,819	$1,073,808	$325,461	$5,868,171

	December 31, 2017
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$4,073,834	$231,023	$1,001,085	$324,781	$5,630,723
Non-performing and delinquent	16,219	3,335	22,612	3,640	45,806
Total	$4,090,053	$234,358	$1,023,697	$328,421	$5,676,529

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

The aging analyses of past due loans and leases as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$495	$621	$163	$1,279	$3,113,045	$3,114,324	$1,821	$3,116,145
Commercial real estate	567	180	—	747	2,833,929	2,834,676	2,844	2,837,520
Construction	—	—	—	—	651,846	651,846	2,238	654,084
Lease financing	—	—	—	—	161,766	161,766	—	161,766
Residential	5,607	784	1,581	7,972	4,221,570	4,229,542	6,541	4,236,083
Consumer	21,499	3,537	1,451	26,487	1,605,601	1,632,088	—	1,632,088
Total	$28,168	$5,122	$3,195	$36,485	$12,587,757	$12,624,242	$13,444	$12,637,686

	December 31, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$156	$—	$220	$376	$3,131,958	$3,132,334	$2,932	$3,135,266
Commercial real estate	—	1,099	1,400	2,499	2,663,312	2,665,811	1,786	2,667,597
Construction	—	2,001	—	2,001	630,910	632,911	—	632,911
Lease financing	—	—	—	—	165,066	165,066	—	165,066
Residential	8,463	1,289	1,360	11,112	4,073,834	4,084,946	5,107	4,090,053
Consumer	24,379	3,814	1,394	29,587	1,556,889	1,586,476	—	1,586,476
Total	$32,998	$8,203	$4,374	$45,575	$12,221,969	$12,267,544	$9,825	$12,277,369

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$14,730	$15,252	$—
Commercial real estate	9,029	9,029	—
Construction	2,238	2,238	—
Residential	10,070	10,428	—
Total	$36,067	$36,947	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$1,354	$1,354	$38
Commercial real estate	874	874	6
Residential	7,425	7,706	409
Total	$9,653	$9,934	$453
Total impaired loans:
Commercial and industrial	$16,084	$16,606	$38
Commercial real estate	9,903	9,903	6
Construction	2,238	2,238	—
Residential	17,495	18,134	409
Total	$45,720	$46,881	$453

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$18,036	$18,909	$—
Commercial real estate	9,745	9,745	—
Residential	8,648	9,006	—
Total	$36,429	$37,660	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$147	$147	$4
Commercial real estate	891	891	6
Residential	7,882	8,162	484
Total	$8,920	$9,200	$494
Total impaired loans:
Commercial and industrial	$18,183	$19,056	$4
Commercial real estate	10,636	10,636	6
Residential	16,530	17,168	484
Total	$45,349	$46,860	$494

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$15,815	$171	$16,556	$337
Commercial real estate	9,144	72	9,345	127
Construction	2,120	—	1,413	—
Residential	9,475	110	9,199	240
Total	$36,554	$353	$36,513	$704
Impaired loans with a related allowance recorded:
Commercial and industrial	$749	$18	$548	$35
Commercial real estate	878	10	882	20
Residential	7,456	113	7,598	197
Total	$9,083	$141	$9,028	$252
Total impaired loans:
Commercial and industrial	$16,564	$189	$17,104	$372
Commercial real estate	10,022	82	10,227	147
Construction	2,120	—	1,413	—
Residential	16,931	223	16,797	437
Total	$45,637	$494	$45,541	$956

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$20,068	$209	$20,847	$438
Commercial real estate	9,866	117	10,443	246
Lease financing	77	—	102	—
Residential	8,187	144	8,661	280
Total	$38,198	$470	$40,053	$964
Impaired loans with a related allowance recorded:
Commercial and industrial	$3,697	$3	$4,187	$50
Commercial real estate	924	11	932	22
Residential	9,140	95	9,276	189
Total	$13,761	$109	$14,395	$261
Total impaired loans:
Commercial and industrial	$23,765	$212	$25,034	$488
Commercial real estate	10,790	128	11,375	268
Lease financing	77	—	102	—
Residential	17,327	239	17,937	469
Total	$51,959	$579	$54,448	$1,225

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

The following presents, by class, information related to loans modified in a TDR during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$450	$13	1	$450	$13
Total	1	$450	$13	1	$450	$13

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	1	$1,150	$—
Residential	1	310	10	2	663	21
Total	1	$310	$10	3	$1,813	$21

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had total remaining loan and lease commitments including standby letters of credit of $5.6 billion and $5.4 billion as of June 30, 2018 and December 31, 2017, respectively. Of the $5.6 billion at June 30, 2018, there were commitments of $2.2 million related to borrowers who had loan terms modified in a TDR. Of the $5.4 billion at December 31, 2017, there were commitments of $1.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018		June 30, 2017		June 30, 2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	—	$—	2	$409	1	$2,496	1	$2,496
Commercial real estate(3)	—	—	—	—	1	1,393	1	1,393
Residential(4)	—	—	—	—	—	—	1	510
Total	—	$—	2	$409	2	$3,889	3	$4,399

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)

For the six months ended June 30, 2018, the maturity dates for the commercial and industrial loans that subsequently defaulted were extended. For the three and six months ended June 30, 2017, the maturity date for the commercial and industrial loan that subsequently defaulted was extended.

(3)	For the three and six months ended June 30, 2017, the commercial real estate loan that subsequently defaulted was extended.
(4)	For the six months ended June 30, 2017, the residential real estate loan that subsequently defaulted was modified for interest-only payments.

Foreclosure Proceedings

There were no residential mortgage loans collateralized by real estate property that was modified in a TDR that was in process of foreclosure as of June 30, 2018. As of December 31, 2017, there was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

Residential real estate property held from one foreclosed residential mortgage loan included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets was $0.3 million as of June 30, 2018. Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets was $0.3 million as of December 31, 2017.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of consumer loans serviced for others was $2.8 billion and $2.3 billion as of June 30, 2018 and December 31, 2017, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.9 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $3.6 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $1.0 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,469
One to two years	2,183
Two to three years	1,932
Three to four years	1,707
Four to five years	1,508

The details of the Company’s MSRs are presented below:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Gross carrying amount	$63,043	$56,571
Less: accumulated amortization	45,383	43,375
Net carrying value	$17,660	$13,196

The following table presents changes in amortized MSRs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$18,659	$15,800	$13,196	$16,809
Originations	21	1	28	4
Purchases	—	—	6,444	—
Amortization	(1,020)	(924)	(2,008)	(1,936)
Balance at end of period	$17,660	$14,877	$17,660	$14,877
Fair value of amortized MSRs at beginning of period	$29,048	$24,495	$21,697	$25,160
Fair value of amortized MSRs at end of period	$28,344	$23,263	$28,344	$23,263

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the six months ended June 30, 2018 and 2017.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018				December 31, 2017
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	7.72%	-	20.28%	8.13%	8.53%	-	19.63%	9.04%
Life in years (of the MSR)	3.26	-	7.98	7.31	3.29	-	7.15	6.76
Weighted-average coupon rate	3.96%	-	6.75%	4.02%	3.97%	-	6.79%	4.04%
Discount rate	10.50%	-	10.50%	10.50%	10.50%	-	10.52%	10.50%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of June 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Public deposits	$2,287,366	$2,800,690
Federal Home Loan Bank	2,550,605	2,388,702
Federal Reserve Bank	959,851	914,454
ACH transactions	150,981	151,526
Interest rate swaps	30,563	27,502
Total	$5,979,366	$6,282,874

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of June 30, 2018 and December 31, 2017. In addition, no debt was extinguished by in-substance defeasance.

The Company did not have any repurchase agreements as of June 30, 2018 and December 31, 2017.

7. Deposits

As of June 30, 2018 and December 31, 2017, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
U.S.:
Interest-bearing	$10,672,224	$10,800,140
Noninterest-bearing	5,361,179	5,494,803
Foreign:
Interest-bearing	758,231	685,129
Noninterest-bearing	603,904	632,050
Total deposits	$17,395,538	$17,612,122

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2018:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$205,600	$1,290,991	$1,496,591
Over three through six months	241,520	684,035	925,555
Over six through twelve months	427,839	498,123	925,962
One to two years	122,322	76,435	198,757
Two to three years	101,819	51,891	153,710
Three to four years	78,520	27,011	105,531
Four to five years	55,176	27,948	83,124
Thereafter	113	—	113
Total	$1,232,909	$2,656,434	$3,889,343

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.7 billion and $3.0 billion as of June 30, 2018 and December 31, 2017, respectively. Overdrawn deposit accounts are classified as loans and totaled $4.0 million and $2.7 million as of June 30, 2018 and December 31, 2017, respectively.

8. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018	December 31, 2017
Capital lease(1)	$34	$34
FHLB advance(1)	200,000	—
Total long-term debt	$200,034	$34
(1) Interest is payable monthly.

As of June 30, 2018, the Company’s long-term debt included a $200.0 million FHLB advance with a 2.79% annual interest rate that matures in 2020. The FHLB advance requires monthly interest-only payments with the principal amount due on the maturity date. As of June 30, 2018, the available remaining borrowing capacity with the FHLB was $1.4 billion. The FHLB advance and remaining borrowing capacity were secured by residential loan collateral as of June 30, 2018.  See “Note 6. Transfers of Financial Assets” for more information.

As of June 30, 2018 and December 31, 2017, the Company’s long-term debt included a capital lease obligation with a 6.78% annual interest rate that matures in 2021.

As of June 30, 2018, future contractual principal payments and maturities on long-term debt were as follows:

Principal
(dollars in thousands)	Payments
2018	$8
2019	8
2020	200,009
2021	9
Total	$200,034

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges.

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2018	$(225,385)	$60,701	$(164,684)
Three months ended June 30, 2018
Investment securities:
Unrealized net losses arising during the period	(24,688)	6,649	(18,039)
Net change in unrealized losses on investment securities	(24,688)	6,649	(18,039)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	425	(112)	313
Net change in unrealized gains on cash flow derivative hedges	425	(112)	313
Other comprehensive loss	(24,263)	6,537	(17,726)
Accumulated other comprehensive loss at June 30, 2018	$(249,648)	$67,238	$(182,410)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Six months ended June 30, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Investment securities:
Unrealized net losses arising during the period	(91,388)	24,572	(66,816)
Net change in unrealized losses on investment securities	(91,388)	24,572	(66,816)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,163	(306)	857
Net change in unrealized gains on cash flow derivative hedges	1,163	(306)	857
Other comprehensive loss	(90,225)	24,266	(65,959)
Accumulated other comprehensive loss at June 30, 2018	$(249,648)	$67,238	$(182,410)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2017	$(143,296)	$56,604	$(86,692)
Three months ended June 30, 2017
Investment securities:
Unrealized net gains arising during the period	31,215	(12,330)	18,885
Net change in unrealized gains on investment securities	31,215	(12,330)	18,885
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	258	(102)	156
Net change in unrealized gains on cash flow derivative hedges	258	(102)	156
Other comprehensive income	31,473	(12,432)	19,041
Accumulated other comprehensive loss at June 30, 2017	$(111,823)	$44,172	$(67,651)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Six months ended June 30, 2017
Investment securities:
Unrealized net gains arising during the period	32,793	(12,951)	19,842
Net change in unrealized gains on investment securities	32,793	(12,951)	19,842
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	856	(338)	518
Net change in unrealized gains on cash flow derivative hedges	856	(338)	518
Other comprehensive income	33,649	(13,289)	20,360
Accumulated other comprehensive loss at June 30, 2017	$(111,823)	$44,172	$(67,651)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

				Total
	Pensions	Unrealized	Unrealized	Accumulated
	and	(Losses) Gains	Gains on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended June 30, 2018
Balance at beginning of period	$(31,339)	$(138,334)	$4,989	$(164,684)
Other comprehensive (loss) income	—	(18,039)	313	(17,726)
Balance at end of period	$(31,339)	$(156,373)	$5,302	$(182,410)

Six Months Ended June 30, 2018
Balance at beginning of period	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive (loss) income	—	(66,816)	857	(65,959)
Balance at end of period	$(31,339)	$(156,373)	$5,302	$(182,410)

Three Months Ended June 30, 2017
Balance at beginning of period	$(30,237)	$(59,001)	$2,546	$(86,692)
Other comprehensive income	—	18,885	156	19,041
Balance at end of period	$(30,237)	$(40,116)	$2,702	$(67,651)

Six Months Ended June 30, 2017
Balance at beginning of period	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income	—	19,842	518	20,360
Balance at end of period	$(30,237)	$(40,116)	$2,702	$(67,651)

10. Regulatory Capital Requirements

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

The table below sets forth those ratios at June 30, 2018 and December 31, 2017:

	First Hawaiian, Inc.		First Hawaiian		Minimum	Well-
	and the Bank		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,646,093	12.19%	$1,642,205	12.16%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,646,093	12.19%	1,642,205	12.16%	6.00%	8.00%
Total capital to risk-weighted assets	1,787,294	13.23%	1,783,406	13.20%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,646,093	8.61%	1,642,205	8.59%	4.00%	5.00%

December 31, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,633,442	12.45%	$1,623,455	12.37%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,633,442	12.45%	1,623,455	12.37%	6.00%	8.00%
Total capital to risk-weighted assets	1,771,295	13.50%	1,761,308	13.42%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,633,442	8.52%	1,623,455	8.47%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2018, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2018, to change the capital adequacy category of the Company or the Bank.

11. Income Taxes

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

The Company’s effective tax rate was 26.00% and 37.12% for the three months ended June 30, 2018 and 2017, respectively, and 26.00% and 37.01% for the six months ended June 30, 2018 and 2017, respectively.

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

A reconciliation of the amount of unrecognized tax benefits is as follows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$130,619	$10,660	$141,279	$127,085	$9,965	$137,050
Additions for current year tax positions	819	—	819	1,478	—	1,478
Additions for Reorganization Transactions	—	—	—	—	226	226
Additions for prior years' tax positions:
Accrual of interest and penalties	—	509	509	—	209	209
Reductions for prior years' tax positions:
Expiration of statute of limitations	(140)	(63)	(203)	(254)	(101)	(355)
Other	(515)	—	(515)	—	—	—
Balance at June 30,	$130,783	$11,106	$141,889	$128,309	$10,299	$138,608

Included in the balance of unrecognized tax benefits was $15.2 million and $11.0 million of unrecognized tax benefits for the six months ended June 30, 2018 and 2017, respectively that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of June 30, 2018 was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $107.5 million of taxes and $5.6 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the six months ended June 30, 2018 and 2017, the Company recorded $0.1 million and $0.4 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $12.9 million and $12.8 million as of June 30, 2018 and December 31, 2017, respectively, for accrued interest and penalties, of which $11.1 million and $10.7 million as of June 30, 2018 and December 31, 2017, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As of June 30, 2018, the Company maintained balances of $93.9 million related to current tax receivables, $116.5 million related to unrecognized tax benefits, and an indemnification receivable of $22.6 million. Additionally, in connection with the Reorganization Transactions, the Company incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense.

12. Derivative Financial Instruments

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$193,022	$266	$(312)	$194,687	$—	$(2,032)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,156,450	5,117	(22,932)	1,820,442	14,658	(13,017)
Funding swap	58,237	—	(4,114)	43,113	—	(5,439)
Foreign exchange contracts	4,801	1	(69)	3,658	24	—

(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $1.8 million and $2.9 million as of June 30, 2018 and December 31, 2017, respectively.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 3, 2017. As of June 30, 2018 and December 31, 2017, the CME variation margin was $0.5 million and $3.1 million, respectively.

Effective January 16, 2018, the London Clearing House (“LCH”) also amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as STM, as settlements of the derivative’s mark-to-market exposure and not collateral. Consistent with the CME’s amended requirements discussed above, the Company has treated the LCH variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 16, 2018. As of June 30, 2018, the LCH variation margin was $16.6 million.

As of June 30, 2018, the Company pledged $28.6 million in financial instruments and $2.0 million in cash as collateral for interest rate swaps. As of June 30, 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties. As of December 31, 2017, the Company pledged $22.6 million in financial instruments and $4.9 million in cash as collateral for interest rate swaps. As of December 31, 2017, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses, the LCH variation margin which was not treated as settlements prior to January 16, 2018 and cash collateral for interest rate swaps with financial institution counterparties.

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

At June 30, 2018, the Company carried interest rate swaps with notional amounts totaling $43.0 million with a positive fair value of $0.3 million and a negative fair value of nil that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 3.44%. The swaps mature between 2019 and 2023. At December 31, 2017, the Company carried interest rate swaps with notional amounts totaling $44.7 million with a positive fair value of nil and a negative fair value of $0.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Interest expense recorded in net interest income	$(65)	$(171)	$(172)	$(369)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	408	(95)	958	124
Recognized on hedged item	(325)	199	(1,088)	2
Net gains (losses) recognized on fair value hedges (ineffective portion)	83	104	(130)	126
Net gains (losses) recognized on fair value hedges	$18	$(67)	$(302)	$(243)

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

The interest rate swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge for the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $0.3 million as of June 30, 2018 and a negative fair value of $1.5 million as of December 31, 2017, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in December 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.4 million and $0.6 million during the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
(dollars in thousands)	2018	2017	2018	2017
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$425	$258	$1,163	$856

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2018 and 2017.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and six months ended June 30, 2018 and 2017:

	Net gains (losses) recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2018	2017	2018	2017
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$227	$100	$631	$353
Funding swap	Other noninterest income	4	(35)	(80)	(32)
Foreign exchange contracts	Other noninterest income	(30)	21	(92)	226

As of June 30, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.2 billion, including $2.1 billion related to the Company’s customer swap program, with a positive fair value of $5.1 million and a negative fair value of $22.9 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.98% to 5.47%. The swaps mature between 2018 and 2037. As of December 31, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.8 billion, including $1.7 billion related to the Company’s customer swap program, with a positive fair value of $14.7 million and a negative fair value of $13.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.36% to 5.33%. The swaps mature between 2018 and 2037. These swaps resulted in net interest expense of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.8 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $5.0 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively. Interest rate swaps related to the program had asset fair values of $5.1 million and $14.7 million as of June 30, 2018 and December 31, 2017, respectively, and liability fair values of $22.2 million and $11.7 million as of June 30, 2018 and December 31, 2017, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During the three months ended June 30, 2018, Visa funded an escrow account in order to cover litigation claims, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. As of June 30, 2018, the Company recorded an estimated $0.7 million liability to be paid to the buyer as a result of the reduction in the Visa Class B conversion rate.  Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $4.1 million and $5.4 million was included in the unaudited interim consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 17. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the six months ended June 30, 2018 and 2017.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $0.8 million and $4.5 million at June 30, 2018 and December 31, 2017, respectively, for which we posted $1.1 million and $4.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of June 30, 2018 or December 31, 2017, we may have been required to settle the contract in an amount equal to its fair value.

13. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a purported class action lawsuit was filed by a Bank customer alleging that FHB improperly charges an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time the transaction is authorized but not at the time the transaction is presented for payment, and that this practice constitutes an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleged that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constitutes a usurious interest charge and an unfair and deceptive trade practice. On July 23, 2018, the plaintiff amended the complaint to drop the usury claim related to FHB’s practice of assessing a one-time continuous negative balance overdraft fee, but added additional claims alleging (1) that FHB “prematurely deducts” its own bank fees from accounts causing additional overdraft and insufficient funds fees; (2) that FHB assesses continuing overdraft notification fees on overdraft balances composed of only FHB’s fees; and (3) that FHB improperly assesses paper statement fees when consumers elect to receive electronic statements. Plaintiff appears to assert claims for breach of contract, unfair and deceptive practices, conversion and unjust enrichment based on each of these theories.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $58.5 million and $49.1 million at June 30, 2018 and December 31, 2017, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.8 million as of both June 30, 2018 and December 31, 2017. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2018 have maturities ranging from July 2018 to March 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,563,389	$5,401,763
Standby letters of credit	161,560	161,798
Commercial letters of credit	2,472	5,540

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

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 12. Derivative Financial Instruments” for more information.

Reorganization Transactions

In connection with the Reorganization Transactions as discussed in Note 1, FHI (formerly BancWest) distributed its interest in BWHI (including BOW) to BNPP so that BWHI was held directly by BNPP. BWHI is now held indirectly by BNPP through its intermediate holding company. As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BancWest, including its then wholly owned subsidiary, BOW.

The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

14. Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended June 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (1)	$111,273	$28,802	$1,328	$141,403

Service charges on deposit accounts	7,135	3	583	7,721
Credit and debit card fees	—	20,186	1,810	21,996
Other service charges and fees	5,098	1,036	520	6,654
Trust and investment services income	7,711	—	—	7,711
Other	148	1,990	218	2,356
Not in scope of Topic 606(1)	2,066	(1,752)	3,045	3,359
Total noninterest income	22,158	21,463	6,176	49,797
Total revenue	$133,431	$50,265	$7,504	$191,200

(1)

Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Six Months Ended June 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (1)	$220,927	$56,681	$3,467	$281,075

Service charges on deposit accounts	14,583	7	1,086	15,676
Credit and debit card fees	—	38,807	3,597	42,404
Other service charges and fees	9,843	1,934	1,153	12,930
Trust and investment services income	15,942	—	—	15,942
Other	296	3,797	669	4,762
Not in scope of Topic 606(1)	4,226	(3,082)	5,639	6,783
Total noninterest income	44,890	41,463	12,144	98,497
Total revenue	$265,817	$98,144	$15,611	$379,572

(1)

Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three and six months ended June 30, 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of June 30, 2018 and December 31, 2017, the Company had contract liabilities of $3.0 million and $3.4 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the three and six months ended June 30, 2018, the Company recognized revenues and contract liabilities decreased by approximately $0.2 million and $0.4 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2018 and December 31, 2017, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of June 30, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

15. Earnings per Share

For the three and six months ended June 30, 2018 and 2017, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and six months ended June 30, 2018 and 2017, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except shares and per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$69,053	$56,895	$137,011	$113,635

Denominator:
Basic: weighted-average shares outstanding	137,907,063	139,546,615	138,749,209	139,546,174
Add: weighted-average equity-based awards	158,816	99,502	142,746	98,383
Diluted: weighted-average shares outstanding	138,065,879	139,646,117	138,891,955	139,644,557

Basic earnings per share	$0.50	$0.41	$0.99	$0.81
Diluted earnings per share	$0.50	$0.41	$0.99	$0.81

16. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2018 and 2017:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2018	2017	2018	2017
Three Months Ended June 30,
Service cost	Salaries and employee benefits	$174	$157	$213	$179
Interest cost	Other noninterest expense	1,795	2,042	184	201
Expected return on plan assets	Other noninterest expense	(1,239)	(1,242)	—	—
Prior service credit	Other noninterest expense	—	—	(107)	(108)
Recognized net actuarial loss	Other noninterest expense	1,609	1,999	—	—
Total net periodic benefit cost		$2,339	$2,956	$290	$272

Six Months Ended June 30,
Service cost	Salaries and employee benefits	$348	$315	$425	$358
Interest cost	Other noninterest expense	3,589	4,083	369	402
Expected return on plan assets	Other noninterest expense	(2,479)	(2,484)	—	—
Prior service credit	Other noninterest expense	—	—	(214)	(215)
Recognized net actuarial loss	Other noninterest expense	3,220	3,998	—	—
Total net periodic benefit cost		$4,678	$5,912	$580	$545

17. Fair Value

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of June 30, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the

Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2 in the fair value hierarchy.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. The Visa derivative of $4.1 million and $5.4 million was included in the unaudited interim consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements as of June 30, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$386,057	$—	$386,057
Government-sponsored enterprises debt securities	—	238,527	—	238,527
Government agency mortgage-backed securities(1)	—	438,850	—	438,850
Government-sponsored enterprises mortgage-backed securities(1)	—	161,241	—	161,241
Collateralized mortgage obligations:
Government agency	—	2,924,806	—	2,924,806
Government-sponsored enterprises	—	673,254	—	673,254
Debt securities issued by states and political subdivisions	—	19,816	—	19,816
Total available-for-sale securities	—	4,842,551	—	4,842,551
Other assets(2)	—	5,384	—	5,384
Liabilities
Other liabilities(3)	—	(23,313)	(4,114)	(27,427)
Total	$—	$4,824,622	$(4,114)	$4,820,508

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,255	$—	$392,255
Government-sponsored enterprises debt securities	—	242,601	—	242,601
Government agency mortgage-backed securities(1)	—	351,390	—	351,390
Government-sponsored enterprises mortgage-backed securities(1)	—	174,741	—	174,741
Collateralized mortgage obligations:
Government agency	—	3,290,474	—	3,290,474
Government-sponsored enterprises	—	762,718	—	762,718
Debt securities issued by states and political subdivisions	—	20,479	—	20,479
Total available-for-sale securities	—	5,234,658	—	5,234,658
Other assets(2)	—	14,682	—	14,682
Liabilities
Other liabilities(3)	—	(15,049)	(5,439)	(20,488)
Total	$—	$5,234,291	$(5,439)	$5,228,852

(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and six months ended June 30, 2018, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2018 are summarized below.

	Visa Derivative
(dollars in thousands)	2018	2017
Three Months Ended June 30,
Balance as of April 1,	$(4,845)	$(6,987)
Total net gains (losses) included in other noninterest income	4	(35)
Settlements	727	529
Balance as of June 30,	$(4,114)	$(6,493)
Total net gains (losses) included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$4	$(35)

Six Months Ended June 30,
Balance as of January 1,	$(5,439)	$(7,460)
Total net losses included in other noninterest income	(80)	(32)
Settlements	1,405	999
Balance as of June 30,	$(4,114)	$(6,493)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$(80)	$(32)

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

Long-term debt

The fair value of long-term debt is estimated using quoted market prices or discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, long-term debt is classified as Level 2.

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases.

	June 30, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$943,800	$332,102	$611,689	$—	$943,791
Loans held for sale	2,037	—	2,044	—	2,044
Loans(1)	12,475,920	—	—	12,364,858	12,364,858

Financial liabilities:
Deposits	$17,395,538	$13,506,195	$3,865,849	$—	$17,372,044
Long-term debt(2)	200,000	—	200,903	—	200,903

(1)	Excludes financing leases of $161.8 million at June 30, 2018.
(2)	Excludes capital lease obligations of $34 thousand at June 30, 2018.

	December 31, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,034,644	$367,084	$667,560	$—	$1,034,644
Loans held for sale	556	—	559	—	559
Loans(1)	12,112,303	—	—	12,426,506	12,426,506

Financial liabilities:
Deposits	$17,612,122	$13,438,240	$4,160,393	$—	$17,598,633

(1)	Excludes financing leases of $165.1 million at December 31, 2017.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of June 30, 2018 and December 31, 2017, the Company had $5.7 billion and $5.6 billion of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $12.7 million and $11.7 million at June 30, 2018 and December 31, 2017, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

Impaired loans

A large portion of the Company’s impaired loans are collateral dependent and are measured at fair value on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral for impaired loans are primarily based on real estate appraisal reports prepared by third-party appraisers less disposition costs, present value of the expected future cash flows or the loan’s observable market price. Certain loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective rate, which is not a fair value measurement. The Company measures the impairment on certain loans and leases by performing a lower-of-cost-or-fair-value analysis. If impairment is determined by the value of the collateral or an observable market price, it is written down to fair value on a nonrecurring basis as Level 3.

Other real estate owned

The Company values these properties at fair value at the time the Company acquires them, which establishes their new cost basis. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs on a nonrecurring basis. Fair value is measured on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral for other real estate owned are primarily based on real estate appraisal reports prepared by third-party appraisers less disposition costs, and are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required to record certain assets at fair value on a nonrecurring basis in accordance with GAAP. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets to fair value.

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2018
Impaired loans	$—	$—	$—
December 31, 2017
Impaired loans	$—	$—	$87

Total losses on impaired loans were $0.5 million for both the six months ended June 30, 2018 and 2017.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2018
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Other liabilities	$(4,114)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$87	Appraisal Value	Appraisal Value	n/m(1)
Other liabilities	$(5,439)	Discounted Cash Flow	Expected Conversion Rate	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

18. Reportable Operating Segments

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

Treasury and Other

Treasury consists of corporate asset and liability management activities including interest rate risk management. The segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short- and long-term borrowings and bank-owned properties. The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer-driven currency requests from merchants and island visitors and management of bank-owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing, and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2018
Net interest income	$111,273	$28,802	$1,328	$141,403
Provision for loan and lease losses	(2,376)	(3,644)	—	(6,020)
Net interest income after provision for loan and lease losses	108,897	25,158	1,328	135,383

Noninterest income	22,158	21,463	6,176	49,797
Noninterest expense	(55,584)	(21,196)	(15,085)	(91,865)
Income (loss) before (provision) benefit for income taxes	75,471	25,425	(7,581)	93,315

(Provision) benefit for income taxes	(19,634)	(6,566)	1,938	(24,262)
Net income (loss)	$55,837	$18,859	$(5,643)	$69,053

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2018
Net interest income	$220,927	$56,681	$3,467	$281,075
Provision for loan and lease losses	(4,724)	(7,246)	—	(11,970)
Net interest income after provision for loan and lease losses	216,203	49,435	3,467	269,105

Noninterest income	44,890	41,463	12,144	98,497
Noninterest expense	(112,045)	(40,844)	(29,563)	(182,452)
Income (loss) before (provision) benefit for income taxes	149,048	50,054	(13,952)	185,150

(Provision) benefit for income taxes	(38,841)	(12,894)	3,596	(48,139)
Net income (loss)	$110,207	$37,160	$(10,356)	$137,011

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2017
Net interest income (expense)	$106,912	$27,726	$(3,384)	$131,254
Provision for loan and lease losses	(1,626)	(2,774)	—	(4,400)
Net interest income (expense) after provision for loan and lease losses	105,286	24,952	(3,384)	126,854

Noninterest income(1)	22,381	20,197	7,980	50,558
Noninterest expense(1)	(56,168)	(17,034)	(13,727)	(86,929)
Income (loss) before (provision) benefit for income taxes	71,499	28,115	(9,131)	90,483

(Provision) benefit for income taxes	(26,485)	(10,409)	3,306	(33,588)
Net income (loss)	$45,014	$17,706	$(5,825)	$56,895

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform to the current year’s presentations. For the three months ended June 30, 2017, noninterest income and noninterest expense for Commercial banking were both understated by $1.3 million and both noninterest income and noninterest expense for Treasury and Other were understated by $0.4 million. See “Note 1. Organization and Basis of Presentation” for more information.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2017
Net interest income (expense)	$212,613	$55,259	$(7,273)	$260,599
Provision for loan and lease losses	(3,289)	(5,611)	—	(8,900)
Net interest income (expense) after provision for loan and lease losses	209,324	49,648	(7,273)	251,699

Noninterest income(1)	46,000	39,031	16,586	101,617
Noninterest expense(1)	(111,408)	(33,347)	(28,165)	(172,920)
Income (loss) before (provision) benefit for income taxes	143,916	55,332	(18,852)	180,396

(Provision) benefit for income taxes	(53,218)	(20,443)	6,900	(66,761)
Net income (loss)	$90,698	$34,889	$(11,952)	$113,635

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform to the current year’s presentations. For the six months ended June 30, 2017, noninterest income and noninterest expense for Commercial banking were both understated by $2.5 million and both noninterest income and noninterest expense for Treasury and Other were understated by $0.8 million. See “Note 1. Organization and Basis of Presentation” for more information.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third-party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNPP and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; the effect of BNPP’s beneficial ownership of our outstanding common stock and the control it retains over our business; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; the fact that we are no longer an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us; and damage to our reputation from any of the factors described above.

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

Company Overview

FHI is a bank holding company, which owns 100% of the outstanding common stock of FHB, its only direct, wholly owned subsidiary. FHB was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. The Bank operates its business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other.

References to “we,” “our,” “us,” or the “Company” refer to the Parent and its subsidiary that are consolidated for financial reporting purposes.

Reorganization Transactions

In connection with FHI’s IPO in August 2016, in which BNPP sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, BNPP effected the Reorganization Transactions pursuant to which FHI, which was then known as BancWest, contributed BOW, its subsidiary at the time, to BWHI, a newly formed bank holding company and a wholly owned subsidiary of BNPP. Upon formation, BWHI was a direct wholly owned subsidiary of BancWest and, as part of the Reorganization Transactions, BancWest contributed 100% of its interest in BOW to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with the Bank remaining our only direct wholly owned subsidiary.

The Reorganization Transactions were made in connection with our transition to a stand-alone public company and our separation from BNPP. On July 1, 2016, in order to comply with the Federal Reserve’s requirement (under Regulation YY) applicable to BNPP that a foreign banking organization with $50 billion or more in U.S. non-branch assets as of June 30, 2015 establish a U.S. intermediate holding company and hold its interest in the substantial majority of its U.S. subsidiaries through the intermediate holding company by July 1, 2016, we became an indirect wholly owned subsidiary of BNP Paribas USA, BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly owned subsidiary of BWC, the BNPP selling stockholder and a direct wholly owned subsidiary of BNP Paribas USA.

Public Offerings and Separation from BNPP

Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016. In August 2016, FHI completed its initial public offering (“IPO”) of 24,250,000 shares of common stock sold by BWC. In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering. In May and June 2018, BWC sold an additional 16,830,000 shares of FHI common stock in the aggregate in a secondary offering. FHI did not receive any of the proceeds from the three sales of shares of its common stock by BWC. BNPP is the beneficial owner of approximately 49% of FHI’s common stock as of June 30, 2018.

The Company and the Bank entered into a Transitional Services Agreement pursuant to which BNPP, BWHI and BOW continue to provide us with certain services they provided prior to the IPO either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services we provided to them prior to the IPO, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services has terminated, while the provision of certain other services will terminate on earlier dates. In connection with our transition to a stand-alone public company and our separation from BNPP, we have incurred, and expect to continue to incur, incremental ongoing and one-time expenses, including those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors) and consulting fees. These costs also include increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of FHI and its wholly owned subsidiary, FHB. Intercompany account balances and transactions have been eliminated in consolidation.

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

Hawaii Economy

Hawaii’s economy continued to perform well during the six months ended June 30, 2018, led in large part by a strong tourism industry, real estate and labor market conditions and growth in tax revenues. Visitor arrivals for the first five months in 2018 increased by 8.4% compared to the same period in 2017, and total visitor spending for the first five months in 2018 increased by 10.9% compared to the same period in 2017, according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland visitors. The statewide seasonally-adjusted unemployment rate was 2.1% in June 2018 compared to 2.4% for the same period in 2017, according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 4.0% in June 2018 compared to 4.3% for the same period in 2017. The volume of single-family home sales on Oahu decreased by 1.6% for the six months ended June 30, 2018 compared to the same period in 2017, while the volume of condominium sales on Oahu increased by 1.3% for the six months ended June 30, 2018 compared to the same period in 2017 according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $779,000 and $425,000 respectively, or an increase of 3.9% and 6.5%, respectively, for the six months ended June 30, 2018 as compared to the same period in 2017. As of June 30, 2018, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.7 and 3.0 months, respectively. Lastly, state general excise and use tax revenues increased by 3.5% for the first five months of 2018 as compared to the same period in 2017, according to the Hawaii Department of Taxation.

Hawaii’s economy continued to grow during the three and six months ended June 30, 2018, but is significantly dependent on U.S. mainland economic conditions as well as key international economies, particularly Japan. We continue to monitor construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability, tourism in Hawaii, rising interest rates in the U.S., the agenda of the U.S. administration and its impact on existing banking regulations, changes in Japan’s economic conditions including the exchange rate of its currency, and the economic and regulatory conditions of the European Union, as such factors could impact our profitability in future reporting periods.

Recent Regulatory Events

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. EGRRCPA provided certain limited amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), as well as certain targeted modifications to other post-financial crisis regulatory requirements.  On July 6, 2018, three Federal banking agencies issued statements providing, among other things, that (i) bank holding companies and banks with less than $100 billion in total consolidated assets, such as the Company and the Bank, would be immediately exempt from the Dodd-Frank company-run stress testing requirement (commonly referred to as “DFAST”) and (ii) banking organizations may calculate their capital requirements for “high volatility commercial real estate” using the definition in EGRRCPA, which has broader exemptions and is narrower in scope than the current definition in the Federal banking agencies’ capital rules.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Income Statement Data:
Interest income	$159,019	$140,019	$313,955	$276,940
Interest expense	17,616	8,765	32,880	16,341
Net interest income	141,403	131,254	281,075	260,599
Provision for loan and lease losses	6,020	4,400	11,970	8,900
Net interest income after provision for loan and lease losses	135,383	126,854	269,105	251,699
Noninterest income(2)	49,797	50,558	98,497	101,617
Noninterest expense(2)	91,865	86,929	182,452	172,920
Income before provision for income taxes	93,315	90,483	185,150	180,396
Provision for income taxes	24,262	33,588	48,139	66,761
Net income	$69,053	$56,895	$137,011	$113,635
Basic earnings per share	$0.50	$0.41	$0.99	$0.81
Diluted earnings per share	$0.50	$0.41	$0.99	$0.81
Basic weighted-average outstanding shares	137,907,063	139,546,615	138,749,209	139,546,174
Diluted weighted-average outstanding shares	138,065,879	139,646,117	138,891,955	139,644,557
Dividends declared per share	$0.24	$0.22	$0.48	$0.44
Dividend payout ratio	48.00%	53.66%	48.48%	54.32%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$141,403	$131,254	$281,075	$260,599
Core noninterest income(2)	49,797	50,558	98,497	101,617
Core noninterest expense(2)	90,951	86,472	181,131	172,079
Core net income	69,720	57,181	137,979	114,163
Core basic earnings per share	0.51	0.41	0.99	0.82
Core diluted earnings per share	0.50	0.41	0.99	0.82
Other Financial Information / Performance Ratios(3):
Net interest margin	3.18%	3.02%	3.16%	3.01%
Core net interest margin (non-GAAP)(1),(4)	3.18%	3.02%	3.16%	3.01%
Efficiency ratio(2)	48.04%	47.81%	48.06%	47.74%
Core efficiency ratio (non-GAAP)(1),(2),(5)	47.56%	47.56%	47.71%	47.50%
Return on average total assets	1.38%	1.16%	1.36%	1.16%
Core return on average total assets (non-GAAP)(1),(6)	1.39%	1.16%	1.37%	1.17%
Return on average tangible assets (non-GAAP)(12)	1.45%	1.22%	1.43%	1.22%
Core return on average tangible assets (non-GAAP)(1),(7)	1.46%	1.23%	1.44%	1.23%
Return on average total stockholders' equity	11.23%	9.03%	11.13%	9.13%
Core return on average total stockholders' equity (non-GAAP)(1),(8)	11.34%	9.07%	11.20%	9.18%
Return on average tangible stockholders' equity (non-GAAP)(12)	18.83%	14.89%	18.57%	15.14%
Core return on average tangible stockholders' equity (non-GAAP)(1),(9)	19.01%	14.96%	18.70%	15.22%
Noninterest expense to average assets(2)	1.83%	1.77%	1.82%	1.77%
Core noninterest expense to average assets (non-GAAP)(1),(2),(10)	1.81%	1.76%	1.80%	1.76%

	June 30,	December 31,
	2018	2017
Balance Sheet Data:
Loans and leases	$12,637,686	$12,277,369
Allowance for loan and lease losses	140,601	137,253
Interest-bearing deposits in other banks	611,698	667,560
Investment securities	4,842,551	5,234,658
Goodwill	995,492	995,492
Total assets	20,479,719	20,549,461
Total deposits	17,395,538	17,612,122
Long-term debt	200,034	34
Total liabilities	18,020,544	18,016,910
Total stockholders' equity	2,459,175	2,532,551
Book value per share	$18.00	$18.14
Tangible book value per share (non-GAAP)(12)	$10.71	$11.01

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.11%	0.08%
Allowance for loan and lease losses / total loans and leases	1.11%	1.12%
Net charge-offs / average total loans and leases(11)	0.14%	0.14%

	June 30,	December 31,
Capital Ratios:	2018	2017
Common Equity Tier 1 Capital Ratio	12.19%	12.45%
Tier 1 Capital Ratio	12.19%	12.45%
Total Capital Ratio	13.23%	13.50%
Tier 1 Leverage Ratio	8.61%	8.52%
Total stockholders' equity to total assets	12.01%	12.32%
Tangible stockholders' equity to tangible assets (non-GAAP)(12)	7.51%	7.86%

(1)

We present net interest income, noninterest income, noninterest expense, net income, earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net interest income	$141,403	$131,254	$281,075	$260,599
Core net interest income (non-GAAP)	$141,403	$131,254	$281,075	$260,599

Noninterest income	$49,797	$50,558	$98,497	$101,617
Core noninterest income (non-GAAP)	$49,797	$50,558	$98,497	$101,617

Noninterest expense	$91,865	$86,929	$182,452	$172,920
One-time items(a)	(914)	(457)	(1,321)	(841)
Core noninterest expense (non-GAAP)	$90,951	$86,472	$181,131	$172,079

Net income	$69,053	$56,895	$137,011	$113,635
One-time items(a)	914	457	1,321	841
Tax adjustments(b)	(247)	(171)	(353)	(313)
Total core adjustments	667	286	968	528
Core net income (non-GAAP)	$69,720	$57,181	$137,979	$114,163
Core basic earnings per share (non-GAAP)	$0.51	$0.41	$0.99	$0.82
Core diluted earnings per share (non-GAAP)	$0.50	$0.41	$0.99	$0.82

(a)	One-time items include the loss on our funding swap as a result of a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016 as well as public offering related costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)

Subsequent to the issuance of the Company’s unaudited interim 2017 consolidated financial statements, the Company’s management determined that certain expenses were incorrectly offset against income in the unaudited interim consolidated statements of income for the three and six months ended June 30, 2017. See “Note 1. Organization and Basis of Presentation – Correction of an Immaterial Error to the Financial Statements” for more information.

(3)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and six months ended June 30, 2018 and 2017.

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

(7)

Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

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

(10)

Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(11)	Net charge-offs / average total loans and leases are annualized for the six months ended June 30, 2018.

(12)

Return on average tangible assets, return on average tangible stockholders’ equity, tangible stockholders’ equity to tangible assets and tangible book value per share are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$69,053	$56,895	$137,011	$113,635

Average total stockholders' equity	$2,466,392	$2,528,388	$2,483,252	$2,508,564
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,470,900	$1,532,896	$1,487,760	$1,513,072

Average total assets	$20,121,504	$19,692,222	$20,263,820	$19,730,651
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$19,126,012	$18,696,730	$19,268,328	$18,735,159

Return on average total stockholders' equity(a)	11.23%	9.03%	11.13%	9.13%
Return on average tangible stockholders' equity (non-GAAP)(a)	18.83%	14.89%	18.57%	15.14%

Return on average total assets(a)	1.38%	1.16%	1.36%	1.16%
Return on average tangible assets (non-GAAP)(a)	1.45%	1.22%	1.43%	1.22%

	As of	As of
	June 30,	December 31,
	2018	2017
Balance Sheet Data:
Total stockholders' equity	$2,459,175	$2,532,551
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,463,683	$1,537,059

Total assets	$20,479,719	$20,549,461
Less: goodwill	995,492	995,492
Tangible assets	$19,484,227	$19,553,969

Shares outstanding	136,642,060	139,588,782

Total stockholders' equity to total assets	12.01%	12.32%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.51%	7.86%

Book value per share	$18.00	$18.14
Tangible book value per share (non-GAAP)	$10.71	$11.01

(a)	Annualized for the three and six months ended June 30, 2018 and 2017.

Financial Highlights

Net income was $69.1 million for the three months ended June 30, 2018, an increase of $12.2 million or 21% as compared to the same period in 2017. Basic and diluted earnings per share were $0.50 per share for the three months ended June 30, 2018, an increase of $0.09 per share or 22% as compared to the same period in 2017. The increase was primarily due to a $10.1 million increase in net interest income and a $9.3 million decrease in the provision for income taxes, partially offset by a $4.9 million increase in noninterest expense, a $1.6 million increase in the provision for loan and lease losses (the “Provision”) and a $0.8 million decrease in noninterest income for the three months ended June 30, 2018.

Our return on average total assets was 1.38% for the three months ended June 30, 2018 and our return on average total stockholders’ equity was 11.23% for the three months ended June 30, 2018. Our return on average tangible assets was 1.45% for the three months ended June 30, 2018, an increase of 23 basis points from the same period in 2017, and our return on average tangible stockholders’ equity was 18.83% for the three months ended June 30, 2018, an increase of 394 basis points from the same period in 2017. We continued to prudently manage our expenses as our efficiency ratio was 48.04% for the three months ended June 30, 2018 compared to 47.81% for the same period in 2017.

Our results for the three months ended June 30, 2018 were highlighted by the following:

•

Net interest income was $141.4 million for the three months ended June 30, 2018, an increase of $10.1 million or 8% as compared to the same period in 2017. Our net interest margin was 3.18% for the three months ended June 30, 2018, an increase of 16 basis points as compared to the same period in 2017. The increase in net interest income was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by higher deposit funding costs.

•

The Provision was $6.0 million for the three months ended June 30, 2018, an increase of $1.6 million or 37% as compared to the same period in 2017. The Provision is recorded to maintain the allowance for loan and lease losses (the “Allowance”) at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $49.8 million for the three months ended June 30, 2018, a decrease of $0.8 million or 2% as compared to the same period in 2017. The decrease was primarily due to a $1.5 million decrease in service charges on deposit accounts, a $1.3 million decrease in other noninterest income and a $0.5 million decrease in bank-owned life insurance (“BOLI”) income, partially offset by a $1.5 million increase in other service charges and fees and a $0.9 million increase in credit and debit card fees.

•

Noninterest expense was $91.9 million for the three months ended June 30, 2018, an increase of $4.9 million or 6% as compared to the same period in 2017. The increase in noninterest expense was primarily due to a $1.5 million increase in occupancy expense, a $1.3 million increase in salaries and employee benefits expense, a $0.9 million increase in other noninterest expense, a $0.6 million increase in contracted services and professional fees and a $0.5 million increase in regulatory assessment and fees.

Net income was $137.0 million for the six months ended June 30, 2018, an increase of $23.4 million or 21% as compared to the same period in 2017. Basic and diluted earnings per share were $0.99 per share for the six months ended June 30, 2018, an increase of $0.18 per share or 22% as compared to the same period in 2017. The increase was primarily due to a $20.5 million increase in net interest income and a $18.6 million decrease in the provision for income taxes, partially offset by a $9.5 million increase in noninterest expense, a $3.1 million decrease in noninterest income and a $3.1 million increase in the Provision for the six months ended June 30, 2018.

Our return on average total assets was 1.36% for the six months ended June 30, 2018 and our return on average total stockholders’ equity was 11.13% for the six months ended June 30, 2018. Our return on average tangible assets was 1.43% for the six months ended June 30, 2018, an increase of 21 basis points from the same period in 2017, and our return on average tangible stockholders’ equity was 18.57% for the six months ended June 30, 2018, an increase of 343 basis points from the same period in 2017. We continued to prudently manage our expenses as our efficiency ratio was 48.06% for the six months ended June 30, 2018 compared to 47.74% for the same period in 2017.

Our results for the six months ended June 30, 2018 were highlighted by the following:

•

Net interest income was $281.1 million for the six months ended June 30, 2018, an increase of $20.5 million or 8% as compared to the same period in 2017. Our net interest margin was 3.16% for the six months ended June 30, 2018, an increase of 15 basis points as compared to the same period in 2017. The increase in net interest income was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs.

•

The Provision was $12.0 million for the six months ended June 30, 2018, an increase of $3.1 million or 35% as compared to the same period in 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $98.5 million for the six months ended June 30, 2018, a decrease of $3.1 million or 3% as compared to the same period in 2017. The decrease was primarily due to a $3.1 million decrease in BOLI income and a $2.9 million decrease in service charges on deposit accounts, partially offset by a $1.8 million increase in other service charges and fees and a $1.1 million increase in trust and investment services income.

•

Noninterest expense was $182.5 million for the six months ended June 30, 2018, an increase of $9.5 million or 6% as compared to the same period in 2017. The increase in noninterest expense was primarily due to a $3.0 million increase in salaries and employee benefits expense, a $2.6 million increase in contracted services and professional fees, a $2.2 million increase in occupancy expense and a $1.6 million increase in other noninterest expense, partially offset by a $1.2 million decrease in advertising and marketing expenses.

During the six months ended June 30, 2018, we continued to benefit from a strong Hawaii economy as reflected in the continued growth of our loan portfolio. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of capital.

•

Total loans and leases were $12.6 billion as of June 30, 2018, an increase of $360.3 million or 3% from December 31, 2017. We continued to experience strong growth in our commercial real estate and residential real estate portfolios. This was a reflection of a strong real estate market in Hawaii and the demand by both investors and owner occupants to acquire new real estate assets.

•

The Allowance was $140.6 million as of June 30, 2018, an increase of $3.3 million or 2% from December 31, 2017. The ratio of our Allowance to total loans and leases outstanding was 1.11% as of June 30, 2018, a decrease of 1 basis point compared to December 31, 2017. The overall level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total fair value of our investment securities portfolio was $4.8 billion as of June 30, 2018, a decrease of $392.1 million or 8% compared to December 31, 2017. This decrease was primarily due to our use of paydowns and maturities to fund loan growth.

•

Total deposits were $17.4 billion as of June 30, 2018, a decrease of $216.6 million or 1% as compared to December 31, 2017. The decrease in total deposits was primarily due to a $296.3 million decrease in business analyzed deposit accounts and a $199.9 million decrease in public time deposits, partially offset by a $263.5 million increase in savings deposit balances.

•

Finally, total stockholders’ equity was $2.5 billion as of June 30, 2018, a decrease of $73.4 million or 3% from December 31, 2017. The decrease in stockholders’ equity was primarily due to the repurchase of the Company’s common stock from BWC of $81.8 million concurrently with a secondary offering, the increase in unrealized net losses on investment securities of $66.8 million and dividends declared and paid of $66.3 million to our stockholders during the six months ended June 30, 2018, partially offset by earnings of $137.0 million for the six months ended June 30, 2018.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2018 and 2017, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$281.2	$1.2	1.74%	$312.8	$0.8	1.00%
Available-for-Sale Investment Securities	4,961.2	27.4	2.21	5,208.8	25.0	1.93
Loans Held for Sale	1.9	—	3.44	—	—	—
Loans and Leases (1)
Commercial and industrial	3,177.4	30.5	3.84	3,279.2	25.7	3.15
Real estate - commercial	2,883.0	28.9	4.02	2,638.3	23.8	3.62
Real estate - construction	620.7	6.2	4.03	509.7	4.3	3.41
Real estate - residential	4,087.2	41.9	4.11	3,782.1	38.6	4.09
Consumer	1,624.6	21.7	5.35	1,525.8	20.6	5.40
Lease financing	159.7	1.1	2.83	168.1	1.2	2.84
Total Loans and Leases	12,552.6	130.3	4.16	11,903.2	114.2	3.85
Other Earning Assets	21.0	0.1	2.21	10.8	—	0.99
Total Earning Assets (2)	17,817.9	159.0	3.58	17,435.6	140.0	3.22
Cash and Due from Banks	317.7			319.4
Other Assets	1,985.9			1,937.2
Total Assets	$20,121.5			$19,692.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,573.0	$2.4	0.21%	$4,488.8	$0.7	0.07%
Money Market	2,725.9	2.7	0.40	2,618.6	0.8	0.12
Time	4,003.5	12.2	1.22	3,887.5	7.2	0.75
Total Interest-Bearing Deposits	11,302.4	17.3	0.62	10,994.9	8.7	0.32
Short-Term Borrowings	42.7	0.2	1.85	1.7	—	0.89
Long-Term Debt (3)	6.6	0.1	3.79	—	—	—
Total Interest-Bearing Liabilities	11,351.7	17.6	0.62	10,996.6	8.7	0.32
Net Interest Income		$141.4			$131.3
Interest Rate Spread			2.96%			2.90%
Net Interest Margin			3.18%			3.02%
Noninterest-Bearing Demand Deposits	5,897.0			5,788.0
Other Liabilities	406.4			379.2
Stockholders' Equity	2,466.4			2,528.4
Total Liabilities and Stockholders' Equity	$20,121.5			$19,692.2

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended June 30, 2018 and 2017, the taxable-equivalent basis adjustments made to the table above were not material.
(3)	Long-term debt was issued in June 2018, leading to a higher yield than the annual interest rate of 2.79%

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended June 30, 2018
	Compared to June 30, 2017
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.1)	$0.6	$0.5
Available-for-Sale Investment Securities	(1.2)	3.5	2.3
Loans and Leases
Commercial and industrial	(0.8)	5.6	4.8
Real estate - commercial	2.3	2.8	5.1
Real estate - construction	1.0	0.9	1.9
Real estate - residential	3.2	0.1	3.3
Consumer	1.3	(0.2)	1.1
Lease financing	(0.1)	—	(0.1)
Total Loans and Leases	6.9	9.2	16.1
Other Earning Assets	—	0.1	0.1
Total Change in Interest Income	5.6	13.4	19.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	1.6	1.6
Money Market	—	2.0	2.0
Time	0.2	4.8	5.0
Total Interest-Bearing Deposits	0.2	8.4	8.6
Short-term Borrowings	0.2	—	0.2
Long-term Debt	0.1	—	0.1
Total Change in Interest Expense	0.5	8.4	8.9
Change in Net Interest Income	$5.1	$5.0	$10.1

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $141.4 million for the three months ended June 30, 2018, an increase of $10.1 million or 8% compared to the same period in 2017. Our net interest margin was 3.18% for the three months ended June 30, 2018, an increase of 16 basis points from the same period in 2017. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by higher deposit funding costs. For the three months ended June 30, 2018, the average balance of our loans and leases was $12.6 billion, an increase of $649.4 million or 5% compared to the same period in 2017. The higher average balance in loans and leases was primarily due to growth in our residential real estate, commercial real estate, construction and consumer lending portfolios. Yields on our loans and leases were 4.16% for the three months ended June 30, 2018, an increase of 31 basis points as compared to the same period in 2017. For the three months ended June 30, 2018, the average balance of our investment securities portfolio was $5.0 billion, a decrease of $247.6 million or 5% compared to the same period in 2017. Yields on our investment securities portfolio were 2.21% for the three months ended June 30, 2018, an increase of 28 basis points from the same period in 2017. Deposit funding costs were $17.3 million for the three months ended June 30, 2018, an increase of $8.6 million compared to the same period in 2017. Rates paid on our interest-bearing deposits were 62 basis points for the three months ended June 30, 2018, an increase of 30 basis points compared to the same period in 2017. We experienced higher rates paid on all interest-bearing deposit categories in the three months ended June 30, 2018 and particularly high rates were paid on our time deposits with an increase of 47 basis points compared to the same period in 2017.

For the six months ended June 30, 2018 and 2017, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$448.0	$3.6	1.60%	$475.6	$2.0	0.85%
Available-for-Sale Investment Securities	5,060.2	56.4	2.25	5,222.6	51.5	1.99
Loans Held for Sale	1.1	—	3.40	—	—	—
Loans and Leases(1)
Commercial and industrial	3,141.0	58.2	3.74	3,256.5	50.0	3.10
Real estate - commercial	2,841.7	55.3	3.93	2,560.2	46.0	3.62
Real estate - construction	620.8	12.0	3.89	485.1	8.0	3.34
Real estate - residential	4,048.9	82.9	4.13	3,753.1	76.3	4.10
Consumer	1,612.3	43.0	5.38	1,519.7	40.8	5.42
Lease financing	160.7	2.4	2.97	169.3	2.3	2.80
Total Loans and Leases	12,425.4	253.8	4.12	11,743.9	223.4	3.84
Other Earning Assets	17.7	0.2	2.00	11.0	—	0.88
Total Earning Assets(2)	17,952.4	314.0	3.53	17,453.1	276.9	3.20
Cash and Due from Banks	318.3			322.0
Other Assets	1,993.1			1,955.6
Total Assets	$20,263.8			$19,730.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,558.2	$4.1	0.18%	$4,497.5	$1.4	0.06%
Money Market	2,718.4	4.5	0.33	2,556.8	1.3	0.10
Time	4,127.2	24.0	1.17	3,936.4	13.6	0.70
Total Interest-Bearing Deposits	11,403.8	32.6	0.58	10,990.7	16.3	0.30
Short-Term Borrowings	21.5	0.2	1.85	2.8	—	0.65
Long-Term Debt (3)	3.3	0.1	3.81	—	—	—
Total Interest-Bearing Liabilities	11,428.6	32.9	0.58	10,993.5	16.3	0.30
Net Interest Income		$281.1			$260.6
Interest Rate Spread			2.95%			2.90%
Net Interest Margin			3.16%			3.01%
Noninterest-Bearing Demand Deposits	5,947.1			5,850.6
Other Liabilities	404.8			378.0
Stockholders' Equity	2,483.3			2,508.6
Total Liabilities and Stockholders' Equity	$20,263.8			$19,730.7

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the six months ended June 30, 2018 and 2017, the taxable-equivalent basis adjustments made to the table above were not material.
(3)	Long-term debt was issued in June 2018, leading to a higher yield than the stated annual interest rate of 2.79%.

Analysis of Change in Net Interest Income			Table 7
	Six Months Ended June 30, 2018
	Compared to June 30, 2017
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.1)	$1.7	$1.6
Available-for-Sale Investment Securities	(1.7)	6.6	4.9
Loans and Leases
Commercial and industrial	(1.8)	10.0	8.2
Real estate - commercial	5.3	4.0	9.3
Real estate - construction	2.5	1.5	4.0
Real estate - residential	6.1	0.6	6.7
Consumer	2.5	(0.3)	2.2
Lease financing	(0.1)	0.1	—
Total Loans and Leases	14.5	15.9	30.4
Other Earning Assets	—	0.1	0.1
Total Change in Interest Income	12.7	24.3	37.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	2.7	2.7
Money Market	0.1	3.1	3.2
Time	0.7	9.7	10.4
Total Interest-Bearing Deposits	0.8	15.5	16.3
Short-Term Borrowings	0.1	—	0.1
Long-Term Debt	0.1	—	0.1
Total Change in Interest Expense	1.0	15.5	16.5
Change in Net Interest Income	$11.7	$8.8	$20.5

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $281.1 million for the six months ended June 30, 2018, an increase of $20.5 million or 8% compared to the same period in 2017. Our net interest margin was 3.16% for the six months ended June 30, 2018, an increase of 15 basis points from the same period in 2017. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs. For the six months ended June 30, 2018, the average balance of our loans and leases was $12.4 billion, an increase of $681.5 million or 6% compared to the same period in 2017. The higher average balance in loans and leases was primarily due to growth in our residential real estate, commercial real estate, construction and consumer lending portfolios. Yields on our loans and leases were 4.12% for the six months ended June 30, 2018, an increase of 28 basis points as compared to the same period in 2017. We experienced an increase in our yield from total loans primarily due to increases in adjustable rate commercial loans, which are based on the London Interbank Offered Rate (“LIBOR”). For the six months ended June 30, 2018, the average balance of our investment securities portfolio was $5.1 billion, a decrease of $162.4 million or 3% compared to the same period in 2017. Yields on our investment securities portfolio were 2.25% for the six months ended June 30, 2018, an increase of 26 basis points from the same period in 2017. Deposit funding costs were $32.6 million for the six months ended June 30, 2018, an increase of $16.3 million compared to the same period in 2017. Rates paid on our interest-bearing deposits were 58 basis points for the six months ended June 30, 2018, an increase of 28 basis points compared to the same period in 2017. While we experienced higher rates paid on all interest-bearing deposit categories in the six months ended June 30, 2018, particularly high rates were paid on our time deposits with an increase of 47 basis points compared to the same period in 2017.

Provision for Loan and Lease Losses

The Provision was $6.0 million for the three months ended June 30, 2018, which represented an increase of $1.6 million compared to the same period in 2017. We recorded net charge-offs of loans and leases of $4.0 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively. This represented net charge-offs of 0.13% and 0.11% of average loans and leases, on an annualized basis, for the three months ended June 30, 2018 and 2017, respectively. The Provision was $12.0 million for the six months ended June 30, 2018, which represented an increase of $3.1 million compared to the same period in 2017. We recorded net charge-offs of loans and leases of $8.6 million and

$7.5 million for the six months ended June 30, 2018 and 2017, respectively. This represented net charge-offs of 0.14% and 0.13% of average loans and leases, on an annualized basis, for the six months ended June 30, 2018 and 2017, respectively. The Allowance was $140.6 million as of June 30, 2018, an increase of $3.3 million or 2% from December 31, 2017 and represented 1.11% of total outstanding loans and leases as of June 30, 2018, compared to 1.12% of total outstanding loans and leases as of December 31, 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended June 30, 2018 and 2017 and Table 9 presents the major components of noninterest income for the six months ended June 30, 2018 and 2017:

Noninterest Income				Table 8
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Service charges on deposit accounts(1)	$7,721	$9,238	$(1,517)	(16)%
Credit and debit card fees(1)	16,929	16,019	910	6
Other service charges and fees	9,633	8,110	1,523	19
Trust and investment services income	7,711	7,526	185	2
Bank-owned life insurance	2,395	2,927	(532)	(18)
Other	5,408	6,738	(1,330)	(20)
Total noninterest income	$49,797	$50,558	$(761)	(2)%

(1)

Certain prior period noninterest income amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Noninterest Income				Table 9
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Service charges on deposit accounts(1)	$15,676	$18,619	$(2,943)	(16)%
Credit and debit card fees(1)	32,426	32,324	102	—
Other service charges and fees	18,975	17,207	1,768	10
Trust and investment services income	15,942	14,864	1,078	7
Bank-owned life insurance	4,439	7,505	(3,066)	(41)
Other	11,039	11,098	(59)	(1)
Total noninterest income	$98,497	$101,617	$(3,120)	(3)%

(1)

Certain prior period noninterest income amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Total noninterest income was $49.8 million for the three months ended June 30, 2018, a decrease of $0.8 million or 2% as compared to the same period in 2017. Total noninterest income was $98.5 million for the six months ended June 30, 2018, a decrease of $3.1 million or 3% as compared to the same period in 2017.

Service charges on deposit accounts were $7.7 million for the three months ended June 30, 2018, a decrease of $1.5 million or 16% as compared to the same period in 2017. This decrease was primarily due to a $1.3 million decrease in service charges from account analysis services due to higher earning credit rates that offset fee income and a $0.2 million decrease in overdraft and checking account fees. Service charges on deposit accounts were $15.7 million for the six months ended June 30, 2018, a decrease of $2.9 million or 16% as compared to the same period in 2017. This decrease was primarily due to a $2.5 million decrease in service charges from account analysis services due to higher earning credit rates that offset fee income and a $0.5 million decrease in overdraft and checking account fees.

Credit and debit card fees were $16.9 million for the three months ended June 30, 2018, an increase of $0.9 million or 6% as compared to the same period in 2017. This increase was primarily due to a $1.4 million increase in merchant service revenues and a $0.3 million increase in interchange settlement fees, partially offset by a $0.7 million increase in network association dues. Credit and debit card fees were $32.4 million for the six months ended June 30, 2018, an increase of $0.1 million as compared to the same period in 2017.

Other service charges and fees were $9.6 million for the three months ended June 30, 2018, an increase of $1.5 million or 19% as compared to the same period in 2017. This increase was primarily due to a $1.1 million increase in fees from annuities and securities, a $0.2 million increase in fee income from our cash management services and a $0.2 million increase in residential mortgage loan servicing fees. Other service charges and fees were $19.0 million for the six months ended June 30, 2018, an increase of $1.8 million or 10% as compared to the same period in 2017. This increase was primarily due to a $1.0 million increase in fees from annuities and securities, a $0.5 million increase in fee income from our cash management services and a $0.3 million increase in fees from standby letters of credit arrangements.

Trust and investment services income was $7.7 million for the three months ended June 30, 2018, an increase of $0.2 million or 2% as compared to the same period in 2017. Trust and investment services income was $15.9 million for the six months ended June 30, 2018, an increase of $1.1 million or 7% as compared to the same period in 2017. This increase was primarily due to a $0.2 million increase in business cash management fees, a $0.2 million increase in investment management fees, a $0.2 million increase in corporate trust and agency fees, a $0.1 million increase in personal property agency account fees and a $0.1 million increase in. tax services.

BOLI income was $2.4 million for the three months ended June 30, 2018, a decrease of $0.5 million or 18% as compared to the same period in 2017. This decrease was due to a $0.5 million decrease in BOLI earnings. BOLI income was $4.4 million for the six months ended June 30, 2018, a decrease of $3.1 million or 41% as compared to the same period in 2017. This decrease was due to a $1.8 million decrease in BOLI earnings and a $1.3 million decrease in death benefit proceeds from several life insurance policies.

Other noninterest income was $5.4 million for the three months ended June 30, 2018, a decrease of $1.3 million or 20% as compared to the same period in 2017. This decrease was primarily due to a $1.3 million decrease in volume-based incentives and a $1.0 million decrease related to insurance proceeds from a 2017 severe weather event that affected the Hawaiian Islands, partially offset by a $1.1 million gain on the sale of leased equipment. Other noninterest income was $11.0 million for the six months ended June 30, 2018, a decrease of $0.1 million or 1% as compared to the same period in 2017.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended June 30, 2018 and 2017 and Table 11 presents the major components of noninterest expense for the six months ended June 30, 2018 and 2017:

Noninterest Expense				Table 10
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits(1)	$41,636	$40,364	$1,272	3%
Contracted services and professional fees	13,005	12,388	617	5
Occupancy(2)	6,908	5,435	1,473	27
Equipment	4,335	4,527	(192)	(4)
Regulatory assessment and fees	4,225	3,750	475	13
Advertising and marketing	1,115	1,222	(107)	(9)
Card rewards program(2)	6,359	5,894	465	8
Other(1)	14,282	13,349	933	7
Total noninterest expense	$91,865	$86,929	$4,936	6%

(1)

The Company adopted ASU No. 2017-07 and applied the guidance retrospectively. As such, $2.9 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the three months ended June 30, 2017.

(2)

Certain prior period noninterest expense amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Noninterest Expense				Table 11
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits(1)	$83,796	$80,772	$3,024	4%
Contracted services and professional fees	25,292	22,696	2,596	11
Occupancy(2)	13,392	11,144	2,248	20
Equipment	8,923	8,724	199	2
Regulatory assessment and fees	8,198	7,524	674	9
Advertising and marketing	2,066	3,250	(1,184)	(36)
Card rewards program(2)	12,077	11,669	408	3
Other(1)	28,708	27,141	1,567	6
Total noninterest expense	$182,452	$172,920	$9,532	6%

(1)

The Company adopted ASU No. 2017-07 and applied the guidance retrospectively. As such, $5.8 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the six months ended June 30, 2017.

(2)

Certain prior period noninterest expense amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Total noninterest expense was $91.9 million for the three months ended June 30, 2018, an increase of $4.9 million or 6% as compared to the same period in 2017. Total noninterest expense was $182.5 million for the six months ended June 30, 2018, an increase of $9.5 million or 6% as compared to the same period in 2017.

Salaries and employee benefits expense was $41.6 million for the three months ended June 30, 2018, an increase of $1.3 million or 3% as compared to the same period in 2017. This increase was primarily due to a $2.0 million increase in base salaries and related payroll taxes and a $0.7 million increase in group health plan costs. This was partially offset by a $0.8 million increase in deferred loan origination costs and a $0.8 million decrease in incentive compensation. Salaries and employee benefits expense was $83.8 million for the six months ended June 30, 2018, an increase of $3.0 million or 4% as compared to the same period in 2017. This increase was primarily due to a $4.2 million increase in base salaries and related payroll taxes and a $1.1 million increase in group health plan costs. This was partially offset by a $1.4 million increase in deferred loan origination costs and a $1.3 million decrease in incentive compensation.

Contracted services and professional fees were $13.0 million for the three months ended June 30, 2018, an increase of $0.6 million or 5% as compared to the same period in 2017. This increase was due to a $0.5 million increase in contracted data processing expenses, primarily due to new merchant billing services and a $0.2 million increase in audit, legal and consultant fees. Contracted services and professional fees were $25.3 million for the six months ended June 30, 2018, an increase of $2.6 million or 11% as compared to the same period in 2017. This increase was due to a $1.3 million increase in outside services, primarily attributable to marketing and rebranding services, a $0.7 million increase in contracted data processing expenses primarily due to new merchant billing services and a $0.5 million increase in audit, legal and consultant fees.

Occupancy expense was $6.9 million for the three months ended June 30, 2018, an increase of $1.5 million or 27% as compared to the same period in 2017. This increase was primarily due to a $0.9 million decrease in net sublease rental income and a $0.8 million increase in building maintenance expense, partially offset by a $0.2 million decrease in ATM rent expense. Occupancy expense was $13.4 million for the six months ended June 30, 2018, an increase of $2.2 million or 20% as compared to the same period in 2017. This increase was primarily due to a $1.2 million decrease in net sublease rental income, mainly attributable to the sale of a bank property in December 2017, and a $1.0 million increase in building maintenance expense.

Regulatory assessment and fees were $4.2 million for the three months ended June 30, 2018, an increase of $0.5 million or 13% as compared to the same period in 2017. Regulatory assessment and fees were $8.2 million for the six months ended June 30, 2018, an increase of $0.7 million or 9% as compared to the same period in 2017. These increases were primarily due to an increase in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate.

Advertising and marketing expense was $1.1 million for the three months ended June 30, 2018, a decrease of $0.1 million or 9% as compared to the same period in 2017. Advertising and marketing expense was $2.1 million for the six months ended June 30, 2018, a decrease of $1.2 million or 36% as compared to the same period in 2017. This decrease was primarily due to a $0.7 million increase in vendor reimbursements as well as a $0.5 million decrease in advertising costs recorded during the six months ended June 30, 2018.

Other noninterest expense was $14.3 million for the three months ended June 30, 2018, an increase of $0.9 million or 7% as compared to the same period in 2017. This increase was primarily due to a $0.7 million loss on our funding swap related to a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016, a $0.5 million increase in charitable contributions and a $0.3 million increase in software amortization expense, partially offset by a $0.6 million decrease in pension-related expenses. Other noninterest expense was $28.7 million for the six months ended June 30, 2018, an increase of $1.6 million or 6% as compared to the same period in 2017. This increase was primarily due to a $0.8 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.7 million loss related to our funding swap noted above, a $0.6 million increase in charitable contributions and a $0.5 million increase in software amortization expense, partially offset by a $1.3 million decrease in pension-related expenses. Additional information related to our funding swap is presented in “Note 12. Derivative Financial Instruments” contained in our unaudited interim consolidated financial statements.

Provision for Income Taxes

The provision for income taxes was $24.3 million (an effective tax rate of 26.00%) for the three months ended June 30, 2018, compared with the provision for income taxes of $33.6 million (an effective tax rate of 37.12%) for the same period in 2017. The provision for income taxes was $48.1 million (an effective tax rate of 26.00%) for the six months ended June 30, 2018, compared with the provision for income taxes of $66.8 million (an effective tax rate of 37.01%) for the same period in 2017. The decrease in the effective tax rate for the six months ended June 30, 2018 as compared to the same period in 2017 was due to the impact of the Tax Act that was signed into law on December 22, 2017, which reduced the corporate tax rate from 35% to 21%. Additional information about the provision for income taxes is presented in “Note 11. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and six months ended June 30, 2018 and 2017. Additional information about operating segment performance is presented in “Note 18. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Retail Banking	$55,837	$45,014	$110,207	$90,698
Commercial Banking	18,859	17,706	37,160	34,889
Treasury and Other	(5,643)	(5,825)	(10,356)	(11,952)
Total	$69,053	$56,895	$137,011	$113,635

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

Net income for the Retail Banking segment was $55.8 million for the three months ended June 30, 2018, an increase of $10.8 million or 24% as compared to the same period in 2017. The increase in net income for the Retail Banking segment was primarily due to a $6.9 million decrease in the provision for income taxes and a $4.4 million increase in net interest income. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. Net income for the Retail Banking segment was $110.2 million for the six months ended June 30, 2018, an increase of $19.5 million or 22% as compared to the same period in 2017. The increase in net income for the Retail Banking segment was primarily due to a $14.4 million decrease in the provision for income taxes and an $8.3 million increase in net interest income. This was partially offset by a $1.4 million increase in the provision for loan and lease losses and a $1.1 million decrease in noninterest income. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. The decrease in noninterest income was primarily due to a decrease in service charges from account analysis services, partially offset by an increase in fees from annuities and securities and trust and investment services income.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $18.9 million for the three months ended June 30, 2018, an increase of $1.2 million or 7% as compared to the same period in 2017. The increase in net income for the Commercial Banking segment was primarily due to a $3.8 million decrease in the provision for income taxes, a $1.3 million increase in noninterest income and a $1.1 million increase in net interest income, partially offset by a $4.2 million increase in noninterest expense. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in noninterest income was primarily due to an increase in merchant service revenue and a gain on the sale of leased equipment, partially offset by a decrease in volume-based incentives. The increase in net interest income was primarily due to higher commercial loan income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and higher contracted data processing expenses. Net income for the Commercial Banking segment was $37.2 million for the six months ended June 30, 2018, an increase of $2.3 million or 7% as compared to the same period in 2017. The increase in net income for the Commercial Banking segment was primarily due to a $7.5 million decrease in the provision for income taxes, a $2.4 million increase in noninterest income and a $1.4 million increase in net interest income, partially offset by a $7.5 million increase in noninterest expense and a $1.6 million increase in the provision for loan and lease losses. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in noninterest income was primarily due to a gain on the sale of leased equipment and an increase in merchant service revenues, partially offset by an increase in network association dues. The increase in net interest income was primarily due to an increase in commercial loan income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and higher contracted data processing expenses.

Treasury and Other.  Our Treasury and Other segment includes our treasury business, which consists of corporate asset and liability management activities, including interest rate risk management. The assets and liabilities (and related interest income and expense) of our treasury business consist of interest bearing deposits, investment securities, federal funds sold and purchased, government deposits, short- and long-term borrowings and bank owned properties. Our primary sources of noninterest income are from bank owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer driven currency requests from merchants and island visitors and management of bank owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing and Corporate and Regulatory Administration) provide a wide range of support to our other income earning segments. Expenses incurred by these support units are charged to the applicable business segments through an internal cost allocation process.

Net loss for the Treasury and Other segment was $5.6 million for the three months ended June 30, 2018, a decrease in loss of $0.2 million or 3% as compared to the same period in 2017. The decrease in the net loss was primarily due to a $4.7 million increase in net interest income, partially offset by a $1.8 million decrease in noninterest income, a $1.4 million decrease in benefit for income taxes and a $1.4 million increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and yields in our loan portfolio and higher yields in our investment securities portfolio. The decrease in noninterest income was primarily due to a decrease related to insurance proceeds from a 2017 severe weather event that affected the Hawaiian Islands. The decrease in the benefit for income taxes was primarily due to the Tax Act. The increase in noninterest expense was primarily due to an increase in building maintenance expense. Net loss for the Treasury and Other segment was $10.4 million for the six months ended June 30, 2018, a decrease in loss of $1.6 million or 13% as compared to the same period in 2017. The decrease in the net loss was primarily due to a $10.7 million increase in net interest income, partially offset by a $4.4 million decrease in noninterest income, a $3.3 million decrease in benefit for income taxes and a $1.4 million increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and yields in our loan portfolio and higher yields in our investment securities portfolio. The decrease in noninterest income was primarily due to a decrease in BOLI income and a decrease related to insurance proceeds from a 2017 severe weather event that affected the Hawaiian Islands. The decrease in the benefit for income taxes was primarily due to the Tax Act. The increase in noninterest expense was primarily due to an increase in group health plan expenses, outside services and building maintenance expense, partially offset by a decrease in pension-related expenses and advertising costs as well as an increase in vendor reimbursements.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of June 30, 2018 and December 31, 2017, cash and cash equivalents were $0.9 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $4.8 billion and $5.2 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of June 30, 2018 and December 31, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 4.1 years and 3.8 years, respectively. Furthermore, as of June 30, 2018, we expect maturities and paydowns of approximately $757.5 million to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of June 30, 2018, we have borrowing capacity of $1.4 billion from the FHLB and $712.8 million from the FRB based on the amount of collateral pledged. During the three months ended June 30, 2018, a $200.0 million advance from the FHLB was issued.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.7 billion as of both June 30, 2018 and December 31, 2017, which represented 85% and 83%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and dividends to be paid to our stockholders. We expect to meet these obligations primarily from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short- term borrowings and the issuance of long term debt and equity securities.

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of June 30, 2018 and December 31, 2017:

Investment Securities		Table 13
	June 30,	December 31,
(dollars in thousands)	2018	2017
U.S. Treasury securities	$386,057	$392,255
Government-sponsored enterprises debt securities	238,527	242,601
Government agency mortgage-backed securities	438,850	351,390
Government-sponsored enterprises mortgage-backed securities	161,241	174,741
Collateralized mortgage obligations:
Government agency	2,924,806	3,290,474
Government-sponsored enterprises	673,254	762,718
Debt securities issued by state and political subdivisions	19,816	20,479
Total available-for-sale securities	$4,842,551	$5,234,658

Table 14 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of June 30, 2018:

Maturities and Weighted-Average Yield on Securities(1)											Table 14
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of June 30, 2018
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$403.7	1.32%	$—	—%	$—	—%	$403.7	1.32%	$386.1
Government-sponsored enterprises debt securities	—	—	75.0	1.86	174.7	2.17	—	—	249.7	2.08	238.5
Mortgage-Backed Securities(2):
Government agency	50.7	2.75	183.4	2.78	118.8	2.75	102.9	2.71	455.8	2.75	438.9
Government-sponsored enterprises	31.0	2.33	78.9	2.33	38.6	2.26	19.7	2.24	168.2	2.30	161.2
Collateralized mortgage obligations(2):
Government agency	552.0	2.01	1,573.5	2.04	734.6	2.09	197.8	2.12	3,057.9	2.05	2,924.8
Government-sponsored enterprises	123.8	1.95	385.2	1.97	180.4	2.02	11.5	1.75	700.9	1.98	673.3
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	20.4	3.31	20.4	3.31	19.8
Total available-for-sale securities as of June 30, 2018	$757.5	2.06%	$2,699.7	1.97%	$1,247.1	2.16%	$352.3	2.36%	$5,056.6	2.06%	$4,842.6

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $4.8 billion as of June 30, 2018, a decrease of $392.1 million or 7% compared to December 31, 2017. This decrease was primarily due to our use of paydowns and maturities to fund loan growth. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of June 30, 2018, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.6 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $600.1 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae, $386.1 million in U.S. Treasury securities, $238.5 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds) and $19.8 million in debt securities issued by state and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.1 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively. Gross unrealized losses in our investment securities portfolio were $214.1 million and $122.9 million as of June 30, 2018 and December 31, 2017, respectively. Higher unrealized losses in our investment securities portfolio were primarily due to higher market interest rates as of June 30, 2018, relative to when the investment securities were purchased. The higher gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of June 30, 2018, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of June 30, 2018 and December 31, 2017, we held FHLB stock of $18.1 million and $10.1 million, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of June 30, 2018 and December 31, 2017:

Loans and Leases		Table 15
	June 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$3,116,145	$3,135,266
Real estate:
Commercial	2,837,520	2,667,597
Construction	654,084	632,911
Residential	4,236,083	4,090,053
Total real estate	7,727,687	7,390,561
Consumer	1,632,088	1,586,476
Lease financing	161,766	165,066
Total loans and leases	$12,637,686	$12,277,369

Total loans and leases were $12.6 billion as of June 30, 2018, an increase of $360.3 million or 3% from December 31, 2017 with increases in all categories except commercial and industrial loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.1 billion as of June 30, 2018, a decrease of $19.1 million or 1% from December 31, 2017. This decrease was primarily due to lower dealer flooring balances as dealers more carefully managed their inventory levels as well as some increased competition by the captive finance companies.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.8 billion as of June 30, 2018, an increase of $169.9 million or 6% from December 31, 2017. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $654.1 million as of June 30, 2018, an increase of $21.2 million or 3% from December 31, 2017 as new lending opportunities continue to result from residential and commercial construction activity.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.2 billion as of June 30, 2018, an increase of $146.0 million or 4% from December 31, 2017. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.6 billion as of June 30, 2018, an increase of $45.6 million or 3% from December 31, 2017. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contributed to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $161.8 million as of June 30, 2018, a decrease of $3.3 million or 2% from December 31, 2017.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of June 30, 2018 and December 31, 2017:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	June 30, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,211,831	$1,683,378	$140,621	$80,315	$3,116,145
Real estate:
Commercial	1,923,638	534,112	378,853	917	2,837,520
Construction	350,560	275,715	27,809	—	654,084
Residential	4,086,725	2,937	146,421	—	4,236,083
Total real estate	6,360,923	812,764	553,083	917	7,727,687
Consumer	1,200,675	23,521	405,907	1,985	1,632,088
Lease financing	46,253	96,991	8,777	9,745	161,766
Total Loans and Leases	$8,819,682	$2,616,654	$1,108,388	$92,962	$12,637,686
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

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

Table 18 presents contractual loan maturity categories normally not subject to regular periodic principal reductions and sensitivities of those loans to changes in interest rates as of June 30, 2018:

Maturities for Selected Loan Categories(1)				Table 18
	June 30, 2018
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,250,660	$1,547,156	$318,329	$3,116,145
Real estate - construction	144,617	283,697	225,770	654,084
Total Loans and Leases	$1,395,277	$1,830,853	$544,099	$3,770,229

Total of loans due after one year with:
Fixed interest rates		$262,531	$107,186	$369,717
Variable interest rates		1,568,322	436,913	2,005,235
Total Loans and Leases		$1,830,853	$544,099	$2,374,952

(1)	Based on contractual maturities.

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

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2018 and December 31, 2017:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	June 30,	December 31,
(dollars in thousands)	2018	2017
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,821	$2,932
Real estate - commercial	2,844	1,786
Real estate - construction	2,238	—
Total Commercial Loans	6,903	4,718
Residential	6,541	5,107
Total Non-Accrual Loans and Leases	13,444	9,825
Other Real Estate Owned	325	329
Total Non-Performing Assets	$13,769	$10,154

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$163	$220
Real estate - commercial	—	1,400
Total Commercial Loans	163	1,620
Residential	1,581	1,360
Consumer	1,451	1,394
Total Accruing Loans and Leases Past Due 90 Days or More	$3,195	$4,374

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	32,277	34,130
Total Loans and Leases	$12,637,686	$12,277,369

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.11%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.11%	0.08%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.13%	0.12%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for six months ended June 30, 2018:

Non-Performing Assets	Table 20
Six Months Ended June 30,
(dollars in thousands)	2018
Balance at beginning of period	$10,154
Additions	6,226
Reductions
Payments	(1,345)
Return to accrual status	(486)
Sales of other real estate owned	(329)
Charge-offs/write-downs	(451)
Total Reductions	(2,611)
Balance at End of Period	$13,769

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

Total NPAs were $13.8 million as of June 30, 2018, an increase of $3.6 million or 36% from December 31, 2017. The ratio of our NPAs to total loans and leases and other real estate owned was 0.11% as of June 30, 2018, an increase of 3 basis points from December 31, 2017. The increase in total NPAs was primarily due to a $2.2 million increase in construction loans and a $1.4 million increase in residential real estate loans, partially offset by a $1.1 million decrease in commercial and industrial non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2018, residential real estate non-accrual loans were $6.5 million, an increase of $1.4 million or 28% from December 31, 2017. As of June 30, 2018, our residential real estate non-accrual loans were comprised of 35 loans with a weighted average current loan-to-value (“LTV”) ratio of 70%.

Commercial and industrial non-accrual loans were $1.8 million as of June 30, 2018, a decrease of $1.1 million or 38% from December 31, 2017. All of our remaining commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.5 million in charge-offs related to these loans.

Commercial real estate non-accrual loans were $2.8 million as of June 30, 2018, an increase of $1.1 million or 59% from December 31, 2017. This increase was attributable to the addition of a $1.1 million commercial real estate non-accrual loan for which the collateral value exceeds the outstanding balance. As result, no charge-offs have been taken on this loan.

Construction non-accrual loans were $2.2 million as of June 30, 2018, an increase of $2.2 million or 100% from December 31, 2017.  This increase was primarily due to the addition of a $2.0 million construction non-accrual loan for which the collateral value exceeds the outstanding balance.  As result, no charge-offs have been taken on this loan.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.3 million as of both June 30, 2018 and December 31, 2017 and was comprised of one residential real estate property as of both June 30, 2018 and December 31, 2017.

As noted above, the increase in NPAs is primarily due to the addition of two construction loans to non-accrual status. However, NPAs continue to remain at relatively low levels due to strong general economic conditions in Hawaii, led by strong tourism and construction industries, low unemployment and a continued strong real estate market. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.2 million as of June 30, 2018, a decrease of $1.2 million or 27% as compared to December 31, 2017. Commercial real estate loans that were past due 90 days or more and still accruing interest decreased by $1.4 million during the six months ended June 30, 2018.

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

Impaired loans were $45.7 million and $45.3 million as of June 30, 2018 and December 31, 2017, respectively. These impaired loans had a related Allowance of $0.5 million as of both June 30, 2018 and December 31, 2017. The increase in impaired loans during the six months ended June 30, 2018 was primarily due to two construction loan additions totaling $2.2 million partially offset by a net decrease of five commercial and industrial loans totaling $0.6 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of June 30, 2018 and December 31, 2017, we recorded charge-offs of $1.2 million and $1.5 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of June 30, 2018 had been accrued under the original terms, approximately $0.2 million and $0.3 million in additional interest income would have been recorded during the three and six months ended June 30, 2018, respectively, compared to $0.1 million and $0.2 million in additional interest income that would have been recorded for the same period in 2017, respectively. Actual interest income recorded on these loans was $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2018 compared to $0.6 million and $1.2 million, respectively, for the same period in 2017.

Loans Modified in a Troubled Debt Restructuring

Table 21 presents information on loans whose terms have been modified in a TDR as of June 30, 2018 and December 31, 2017:

Loans Modified in a Troubled Debt Restructuring		Table 21
	June 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$14,263	$15,251
Real estate - commercial	7,060	8,850
Total commercial	21,323	24,101
Residential	11,902	12,394
Total	$33,225	$36,495

Loans modified in a TDR were $33.2 million as of June 30, 2018, a decrease of $3.3 million or 9% from December 31, 2017. This decrease was primarily due to the payoffs of one commercial real estate loan of $1.4 million and one residential real estate loan of $0.3 million along with decreases of other loans related to payments. As of June 30, 2018, $32.3 million or 97% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2018 and December 31, 2017 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 22 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses				Table 22
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$138,574	$135,847	$137,253	$135,494
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	—	(75)	(475)	(930)
Lease financing	—	(146)	—	(146)
Total Commercial Loans	—	(221)	(475)	(1,076)
Residential	(34)	—	(34)	(22)
Consumer	(6,290)	(5,251)	(12,915)	(10,823)
Total Loans and Leases Charged-Off	(6,324)	(5,472)	(13,424)	(11,921)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	39	129	103	243
Real estate - commercial	32	55	154	132
Total Commercial Loans	71	184	257	375
Residential	60	150	242	471
Consumer	2,200	1,774	4,303	3,564
Total Recoveries on Loans and Leases Previously Charged-Off	2,331	2,108	4,802	4,410
Net Loans and Leases Charged-Off	(3,993)	(3,364)	(8,622)	(7,511)
Provision for Loan and Lease Losses	6,020	4,400	11,970	8,900
Balance at End of Period	$140,601	$136,883	$140,601	$136,883
Average Loans and Leases Outstanding	$12,552,610	$11,903,255	$12,425,351	$11,743,835
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (1)	0.13%	0.11%	0.14%	0.13%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.11%	1.13%	1.11%	1.13%

(1)   Annualized for the three and six months ended June 30, 2018 and 2017.

Tables 23 and 24 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2018 and December 31, 2017:

Allocation of the Allowance by Loan and Lease Category	Table 23
	June 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$35,239	$34,006
Real estate - commercial	20,507	18,044
Real estate - construction	7,606	6,817
Lease financing	557	611
Total commercial	63,909	59,478
Residential	43,925	42,852
Consumer	31,509	31,249
Unallocated	1,258	3,674
Total Allowance for Loan and Lease Losses	$140,601	$137,253

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 24
	June 30,		December 31,
	2018		2017
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	1.13%	24.66%	1.08%	25.54%
Real estate - commercial	0.72	22.45	0.68	21.73
Real estate - construction	1.16	5.18	1.08	5.16
Lease financing	0.34	1.28	0.37	1.34
Total commercial	0.94	53.57	0.90	53.77
Residential	1.04	33.52	1.05	33.31
Consumer	1.93	12.91	1.97	12.92
Total	1.11%	100.00%	1.12%	100.00%

As of June 30, 2018, the Allowance was $140.6 million or 1.11% of total loans and leases outstanding, compared with an Allowance of $137.3 million or 1.12% of total loans and leases outstanding as of December 31, 2017. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $4.0 million or 0.13% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2018 compared to $3.4 million or 0.11% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2017. Net recoveries in our commercial lending portfolio were $0.1 million for the three months ended June 30, 2018 compared to nominal net charge-offs for the three months ended June 30, 2017. Net recoveries in our residential lending portfolio were nominal and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $4.1 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $8.6 million or 0.14% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2018 compared to $7.5 million or 0.13% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2017. Net charge-offs in our commercial lending portfolio were $0.2 million for the six months ended June 30, 2018 compared to net charge-offs of $0.7 million for the six months ended June 30, 2017. Net recoveries in our residential lending portfolio were $0.2 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $8.6 million and $7.3 million for the six months ended June 30, 2018 and 2017, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

As of June 30, 2018, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2017. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both June 30, 2018 and December 31, 2017. Our goodwill originated from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and six months ended June 30, 2018. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $402.0 million as of June 30, 2018, an increase of $46.8 million or 13% from December 31, 2017. This increase was primarily due to a $31.9 million increase in affordable housing and other tax credit investment partnership interests, a $25.9 million increase in prepaid expenses, a $9.1 million increase in clearing and suspense account balances and an $8.0 million increase in FHLB Stock. This increase was partially offset by a $19.6 million decrease in current taxes receivables and deferred tax assets and a $9.3 million decrease in our interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of June 30, 2018 and December 31, 2017:

Deposits		Table 25
	June 30,	December 31,
(dollars in thousands)	2018	2017
Demand	$5,965,083	$6,126,853
Savings	4,772,922	4,509,419
Money Market	2,768,190	2,801,968
Time(1)	3,889,343	4,173,882
Total Deposits	$17,395,538	$17,612,122

(1)	Public time deposits were $1.8 billion as of June 30, 2018, a decrease of $199.9 million or 10% as compared to December 31, 2017.

Total deposits were $17.4 billion as of June 30, 2018, a decrease of $216.6 million or 1% from December 31, 2017. The decrease in deposit balances was primarily due to a $296.3 million decrease in business analyzed deposit accounts due to higher earnings credit rates and a $199.9 million decrease in public time deposits. This was partially offset by a $263.5 million or 6% increase in savings deposit balances.

Long-term Debt

Long-term debt was $200.0 million as of June 30, 2018, an increase of $200.0 million from December 31, 2017. The increase was due to the issuance of a $200.0 million FHLB advance with a 2.79% interest rate that matures in 2020. As of June 30, 2018, the available remaining borrowing capacity with the FHLB was $1.4 billion. The FHLB advance and remaining borrowing capacity were secured by residential loan collateral as of June 30, 2018.

Pension and Postretirement Plan Obligations

We have a noncontributory qualified defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan (a non-qualified pension plan for eligible directors) and a postretirement benefit plan providing life insurance and healthcare benefits that we offer to our directors and employees, as applicable. The noncontributory qualified defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen plans. To calculate annual pension costs, we use the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate.

Pension and postretirement benefit plan obligations, net of pension plan assets, were $121.6 million as of June 30, 2018, an increase of $1.4 million or 1% from December 31, 2017. This increase was primarily due to net periodic benefit costs for the six months ended June 30, 2018 of $5.3 million, partially offset by payments of $3.9 million.

See ‘‘Note 16. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of June 30, 2018, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $180.0 million to Japan. As of December 31, 2017, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $177.3 million to Japan. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both June 30, 2018 and December 31, 2017.

Capital

In July 2013, the federal bank regulators approved final rules implementing the Basel Committee on Banking Supervision’s final capital framework for strengthening international capital standards (“Basel III”) and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Capital Rules”). The Capital Rules became effective on January 1, 2015 (subject to a phase-in period for certain provisions). The Capital Rules, among other things,

(i) introduced a capital measure called ‘‘Common Equity Tier 1’’ (‘‘CET1’’) capital, (ii) specified that Tier 1 capital consists of CET1 capital and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) defined CET1 capital narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments to capital as compared to prior regulations.

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

On that date, the deductions from CET1 capital were limited to 40% of the final phased-in deductions. Implementation of the deductions and other adjustments to CET1 capital began on January 1, 2015 and will be phased in by January 1, 2019. Implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased-in in increments of 0.625% per year until it reaches 2.5% on January 1, 2019.

As of June 30, 2018, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 26 below. There have been no conditions or events since June 30, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 26
	June 30,	December 31,
(dollars in thousands)	2018	2017
Stockholders' Equity	$2,459,175	$2,532,551
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(182,410)	(96,383)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,646,093	$1,633,442
Add:
Allowable Reserve for Loan and Lease Losses	141,201	137,853
Total Capital	$1,787,294	$1,771,295
Risk-Weighted Assets	$13,506,377	$13,120,542

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.19%	12.45%
Tier 1 Capital Ratio	12.19%	12.45%
Total Capital Ratio	13.23%	13.50%
Tier 1 Leverage Ratio	8.61%	8.52%

Total stockholders’ equity was $2.5 billion as of June 30, 2018, a decrease of $73.4 million or 3% from December 31, 2017. The decrease in stockholders’ equity was primarily due to an increase of $81.8 million in treasury stock related to our share repurchases from BWC concurrent with a secondary offering, an increase of $66.0 million in accumulated other comprehensive loss, net of tax, primarily due to higher unrealized losses on our investment securities due to rising interest rates and dividends declared and paid to the Company’s stockholders of $66.3 million for the six months ended June 30, 2018. This was partially offset by earnings for the period of $137.0 million.

In July 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share on our outstanding shares. The dividend will be paid on September 7, 2018 to shareholders of record at the close of business on August 27, 2018.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of June 30, 2018 and December 31, 2017, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.8 billion and $2.3 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2018, there was a $0.7 million pending repurchase request of residential mortgage loans, however there were no completed repurchases.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2018, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2018.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2018, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2018, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential real estate is not further categorized into classes, but consists of loans secured by 1-4 family residential properties and home equity lines of credit and loans. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, volcanic eruptions, tsunamis and earthquakes. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt to income ratios, LTV ratios and credit scores.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of June 30, 2018 and December 31, 2017, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 27 presents, for the twelve months subsequent to June 30, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast, incorporating expected changes in the balance sheet, and 2) a static forecast, where the balance sheet as of June 30, 2018 and December 31, 2017 is held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months				Table 27
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
	As of June 30, 2018		As of December 31, 2017
Immediate Change in Interest Rates (basis points)
+200	6.4%	11.0%	6.3%	10.9%
+100	3.9	5.6	3.8	5.5
(100)	(4.9)	(5.7)	(4.8)	(4.8)

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

Under the dynamic balance sheet forecasts, the change in net interest income from the base case scenario as of June 30, 2018 was slightly more sensitive as compared to similar projections made as of December 31, 2017. Under the static balance sheet forecasts, larger sensitivities are generally experienced under all scenarios as expected changes in the deposit mix are not reflected in the forecast over the next twelve months.

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

Limitations of Market Risk Measures

The results of our simulation analyses are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Nonparallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposits or if our mix of assets and liabilities otherwise changes. For example, while we maintain relatively large cash balances with the FRB, a faster than expected withdrawal of deposits out of the bank may cause us to seek higher cost sources of funding. Actual results could also differ from those projected if we experience substantially different prepayment speeds in our loan portfolio than those assumed in the simulation analyses. Finally, these simulation results do not consider all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

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

Through review and oversight by the ALCO, we attempt to engage in strategies that neutralize interest rate risk as much as possible. Our use of derivative financial instruments, as detailed in “Note 12. Derivative Financial Instruments” to the unaudited interim consolidated financial statements, has generally been limited. This is due to natural on balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company operates in a highly regulated environment. From time to time, the Company is party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. For additional information, see the discussion related to contingencies in “Note 13. Commitments and Contingent Liabilities” in our consolidated financial statements under “Part I, Item 1. Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs
April 1, 2018 through April 30, 2018	-	$-	-	$-
May 1, 2018 through May 31, 2018	2,968,069	27.56	-	-
June 1, 2018 through June 30, 2018	-	-	-	-
Total	2,968,069	$27.56	-

(1)

On May 7, 2018, we entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with BNPP and BWC, pursuant to which we acquired from BWC 2,968,069 shares of our common stock, par value $0.01 per share (the “Direct Share Repurchase”). Pursuant to the Share Repurchase Agreement, the per share purchase price paid by the Company was equal to $27.56, the same per share purchase price paid by the underwriters to BWC in connection with a registered public offering of shares of the common stock of the Company by BWC completed on May 10, 2018. The Direct Share Repurchase was completed on May 10, 2018 for an aggregate purchase price of approximately $81.8 million.

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran. Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR 0.2 million and EUR 0.5 million during the three and six months ended June 30, 2018, respectively, in connection with these projects, with a net profit of less than that amount, which were mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

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

Exhibit Index

Exhibit Number

10.1

Share Repurchase Agreement, dated as of May 7, 2018, among BNP Paribas, BancWest Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on May 10, 2018 (File No. 001-14585))

10.2

Amended and Restated First Hawaiian Bank Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585)

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

Date: July 26, 2018		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric K. Yeaman
Eric K. Yeaman President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)