Form 10-Q
period 2018-09-30
FIRST HAWAIIAN, INC.
filed 2018-10-26
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,874,302 shares of Common Stock, par value $0.01 per share, were outstanding as of October 18, 2018.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest income
Loans and lease financing	$135,394	$118,986	$389,228	$342,431
Available-for-sale securities	25,196	24,195	81,586	75,683
Other	3,462	2,089	7,193	4,096
Total interest income	164,052	145,270	478,007	422,210
Interest expense
Deposits	20,205	11,949	52,824	28,279
Short-term and long-term borrowings	2,589	2	2,850	13
Total interest expense	22,794	11,951	55,674	28,292
Net interest income	141,258	133,319	422,333	393,918
Provision for loan and lease losses	4,460	4,500	16,430	13,400
Net interest income after provision for loan and lease losses	136,798	128,819	405,903	380,518
Noninterest income
Service charges on deposit accounts	7,933	8,929	23,609	27,548
Credit and debit card fees	16,535	16,126	48,961	48,450
Other service charges and fees	9,578	8,510	28,553	25,717
Trust and investment services income	7,487	7,672	23,429	22,536
Bank-owned life insurance	3,692	3,119	8,131	10,624
Other	2,180	5,308	13,219	16,406
Total noninterest income	47,405	49,664	145,902	151,281
Noninterest expense
Salaries and employee benefits	41,959	38,687	125,755	119,459
Contracted services and professional fees	11,478	10,834	36,770	33,530
Occupancy	6,757	6,238	20,149	17,382
Equipment	4,181	4,174	13,104	12,898
Regulatory assessment and fees	3,966	3,668	12,164	11,192
Advertising and marketing	1,060	2,005	3,126	5,255
Card rewards program	5,805	5,438	17,882	17,107
Other	17,941	13,740	46,649	40,881
Total noninterest expense	93,147	84,784	275,599	257,704
Income before provision for income taxes	91,056	93,699	276,206	274,095
Provision for income taxes	23,668	35,336	71,807	102,097
Net income	$67,388	$58,363	$204,399	$171,998
Basic earnings per share	$0.50	$0.42	$1.48	$1.23
Diluted earnings per share	$0.50	$0.42	$1.48	$1.23
Dividends declared per share	$0.24	$0.22	$0.72	$0.66
Basic weighted-average outstanding shares	135,466,669	139,556,532	137,643,005	139,549,665
Diluted weighted-average outstanding shares	135,675,498	139,696,330	137,809,573	139,670,487

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$67,388	$58,363	$204,399	$171,998
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on investment securities	(22,420)	128	(89,236)	19,970
Net unrealized gains on cash flow derivative hedges	131	409	988	927
Other comprehensive (loss) income	(22,289)	537	(88,248)	20,897
Total comprehensive income	$45,099	$58,900	$116,151	$192,895

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2018	2017
Assets
Cash and due from banks	$350,967	$367,084
Interest-bearing deposits in other banks	348,526	667,560
Investment securities	4,595,301	5,234,658
Loans held for sale	—	556
Loans and leases	12,600,464	12,277,369
Less: allowance for loan and lease losses	141,250	137,253
Net loans and leases	12,459,214	12,140,116

Premises and equipment, net	286,374	289,215
Other real estate owned and repossessed personal property	362	329
Accrued interest receivable	49,407	47,987
Bank-owned life insurance	444,987	438,010
Goodwill	995,492	995,492
Mortgage servicing rights	16,937	13,196
Other assets	436,271	355,258
Total assets	$19,983,838	$20,549,461
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$10,881,918	$11,485,269
Noninterest-bearing	5,807,355	6,126,853
Total deposits	16,689,273	17,612,122
Short-term borrowings	30,000	—
Long-term borrowings	400,026	34
Retirement benefits payable	135,523	134,218
Other liabilities	305,554	270,536
Total liabilities	17,560,376	18,016,910

Commitments and contingent liabilities (Note 14)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,655,841 / 134,873,728 as of September 30, 2018; issued/outstanding: 139,599,454 / 139,588,782 as of December 31, 2017)	1,397	1,396
Additional paid-in capital	2,494,436	2,488,643
Retained earnings	264,463	139,177
Accumulated other comprehensive loss, net	(204,699)	(96,383)
Treasury stock (4,782,113 shares as of September 30, 2018 and 10,672 shares as of December 31, 2017)	(132,135)	(282)
Total stockholders' equity	2,423,462	2,532,551
Total liabilities and stockholders' equity	$19,983,838	$20,549,461

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2016	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$—	$2,476,485
Net income	—	—	—	171,998	—	—	171,998
Cash dividends declared ($0.66 per share)	—	—	—	(92,101)	—	—	(92,101)
Common stock issued under Employee Stock Purchase Plan	15,961	—	528	—	—	—	528
Equity-based awards	39,667	1	4,494	(444)	—	—	4,051
Other comprehensive income, net of tax	—	—	—	—	20,897	—	20,897
Balance as of September 30, 2017	139,586,282	$1,396	$2,489,273	$158,303	$(67,114)	$—	$2,581,858

Balance as of December 31, 2017	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	204,399	—	—	204,399
Cash dividends declared ($0.72 per share)	—	—	—	(98,666)	—	—	(98,666)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	42,475	1	5,451	(515)	—	(53)	4,884
Common stock repurchased	(4,769,870)	—	—	—	—	(131,800)	(131,800)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(88,248)	—	(88,248)
Balance as of September 30, 2018	134,873,728	$1,397	$2,494,436	$264,463	$(204,699)	$(132,135)	$2,423,462

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$204,399	$171,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	16,430	13,400
Depreciation, amortization and accretion, net	41,893	46,273
Deferred income taxes	2,208	(6,348)
Stock-based compensation	4,884	4,171
Gains on sale of bank properties	—	(2,667)
Other gains	(897)	(133)
Originations of loans held for sale	(28,472)	—
Proceeds from sales of loans held for sale	28,614	—
Net gains on sales of loans held for sale	(148)	—
Change in assets and liabilities:
Net decrease (increase) in other assets	5,573	(935)
Net decrease in other liabilities	(8,973)	(11,257)
Net cash provided by operating activities	265,511	214,502
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	637,538	644,854
Purchases	(130,251)	(864,049)
Other investments:
Proceeds from sales	10,333	13,318
Purchases	(45,432)	(11,484)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(171,306)	(626,262)
Proceeds from sales of loans originated for investment	562	1,775
Purchases of loans	(158,616)	(11,626)
Proceeds from bank-owned life insurance	1,154	4,226
Purchases of premises, equipment and software	(13,495)	(5,964)
Proceeds from sales of premises and equipment	—	3,857
Purchases of mortgage servicing rights	(6,444)	—
Proceeds from sales of other real estate owned	332	635
Other	(2,054)	(1,572)
Net cash provided by (used in) investing activities	122,321	(852,292)
Cash flows from financing activities
Net (decrease) increase in deposits	(922,849)	800,951
Net increase (decrease) in short-term borrowings	30,000	(9,151)
Proceeds from long-term borrowings	400,000	—
Repayment of long-term borrowings	(10)	(10)
Dividends paid	(98,666)	(92,101)
Stock tendered for payment of withholding taxes	—	(120)
Proceeds from employee stock purchase plan	342	528
Common stock repurchased	(131,800)	—
Net cash (used in) provided by financing activities	(722,983)	700,097
Net (decrease) increase in cash and cash equivalents	(335,151)	62,307
Cash and cash equivalents at beginning of period	1,034,644	1,052,058
Cash and cash equivalents at end of period	$699,493	$1,114,365

Supplemental disclosures
Interest paid	$56,430	$24,692
Income taxes paid, net of income tax refunds	29,204	87,240
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	143	759
Transfers from loans and leases to loans held for sale	—	1,759

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”), its only direct, wholly owned subsidiary. FHB offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

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

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016 in which BNP Paribas (“BNPP”) sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including FHI’s wholly owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. As part of these transactions, BancWest amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining as the only direct wholly owned subsidiary of FHI.

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at a price to the public of $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at a price to the public of $32.00 per share was completed. On May 10, 2018, a secondary offering of 15,300,000 shares of FHI common stock at a price to the public of $27.75 per share was completed. Concurrently with the secondary offering completed on May 10, 2018, FHI entered into a share repurchase agreement with BWC and completed the repurchase of 2,968,069 shares of FHI common stock at $27.56 per share, the per share price paid by the underwriters to BWC in the concurrent public offering. On June 8, 2018, the underwriters’ exercised their full option to purchase an additional 1,530,000 shares of FHI common stock at $27.56 per share. On August 1, 2018, a secondary offering of 20,000,000 shares of FHI common stock at a price to the public of $27.90 per share was completed. Concurrently with the secondary offering completed on August 1, 2018, FHI entered into a share repurchase agreement with BWC and completed the repurchase of 1,801,801 shares of FHI common stock at $27.75 per share, the per share price paid by the underwriters to BWC in the concurrent public offering. Lastly, on September 10, 2018, in a secondary offering, BWC sold 20,000,000 shares of FHI common stock at a variable price to the public. The per share price paid in the offering to BWC by the underwriters was $28.70. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in the secondary offerings completed on September 10, 2018, August 1, 2018, May 10, 2018 or February 17, 2017 or the IPO on August 9, 2016. As of September 30, 2018, BNPP remained the beneficial owner of approximately 18% of FHI’s outstanding common stock.

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

Correction of an Immaterial Error to the Financial Statements

Subsequent to the issuance of the Company’s unaudited interim September 30, 2017 consolidated financial statements, the Company’s management determined that certain expenses related to the Company’s card rewards program were incorrectly offset against credit and debit card fee income and credit card interchange assessment fees were incorrectly classified in card rewards program expense instead of credit and debit card fee income in the consolidated statements of income for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, income from service charges on deposit accounts was overstated by $0.2 million and $0.5 million, respectively, credit and debit card fee income was understated by $1.3 million and $5.0 million, respectively, occupancy expense was understated by $0.4 million and $1.2 million, respectively, and card rewards program expense was understated by $0.7 million and $3.3 million, respectively. As a result, certain noninterest income and noninterest expense amounts have been restated from the amounts previously reported to correct the classification errors. There was no change to net income or earnings per share as previously reported as a result of these errors. Management has evaluated the materiality of these errors on its prior period financial statements from a quantitative and qualitative perspective, and has concluded that these errors were not material to the prior periods.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018. The Company adopted the new guidance using the modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at January 1, 2018 and new contracts entered into after this date. Most of the Company’s revenue is comprised of net interest income on loans, leases, investment securities and deposits, all of which is explicitly out of scope of the new revenue recognition guidance. Management conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance. These contracts included those related to credit and debit card fees, service charges and fees on deposit accounts, and trust and investment services fees. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, additional disclosures required by the standard have been included in “Note 15. Revenue from Contracts with Customers” to the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the reporting period. The other components of net periodic benefit costs are to be presented in the income statement separately from the service cost component. The Company adopted the provisions of ASU No. 2017-07 on January 1, 2018 and applied the guidance retrospectively to all periods for which a statement of income is presented. The Company continues to record the service cost component of net periodic benefit cost in salaries and employee benefits expense; however, all other components of net periodic benefit cost are now recorded in other noninterest expense. The Company elected to use the practical expedient which permits entities to estimate amounts for comparative periods using the information previously disclosed in the Company’s pension and other postretirement benefit plan disclosure as such amounts are not material. The adoption of ASU No. 2017-07 did not have a material impact on the Company’s consolidated financial statements. See “Note 17. Benefit Plans” for required disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases. Specifically, entities may elect not to recast comparative periods presented when transitioning to Topic 842 and lessors may elect not to separate lease and nonlease components when certain conditions are met. The Company expects to elect the practical expedient to not recast comparative periods upon the adoption of ASU No. 2016-02 on January 1, 2019. As lessee, the Company has lease agreements for branch premises, ATM locations and information technology equipment that are currently considered operating leases, and therefore, are not recognized on the Company’s consolidated balance sheets. The Company has formed a working group comprised of teams from different disciplines, including finance, bank properties and information technology. The Company has also engaged a software vendor to assist in complying with the new lease accounting requirements.  The FASB has made available several practical expedients to assist entities with adoption. In addition to the transition practical expedient noted above, the Company expects to elect the package of practical expedients which among other things, would require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases. Additionally, the Company does not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. While the Company has not yet quantified the impact to the consolidated balance sheet upon the adoption of this new guidance, the Company expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities related to the Company’s operating lease agreements noted above. However, the Company does not expect the adoption of ASU No. 2016-02 will have a material impact on its consolidated statements of income as the majority of its leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment. In conjunction with the Company’s adoption of ASU No. 2016-02, management is also assessing internal controls to ensure that complete, accurate and up-to-date records of all lease agreements are not only available at commencement of a lease, but also throughout the term of the lease agreement.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The new guidance will require significant operational changes, particularly in data collection and analysis. The Company has formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. Management has evaluated the Company’s existing credit loss forecasting models to determine their appropriateness for CECL, has performed a data gap analysis, and is developing analytical approaches to determine CECL model inputs. The Company has also engaged a software vendor to assist in implementing a CECL production platform. However, as the impact of adopting the new guidance is expected to be heavily influenced by an assessment of the composition, characteristics, and credit quality of the Company’s loan and investment securities portfolio as well as the economic conditions in effect at the adoption date, management is currently unable to reasonably estimate the impact of adopting the new standard.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The objectives of the new guidance are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Historically, the Company has participated in limited activities in fair value and cash flow hedging relationships. As a result, the adoption of ASU No. 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is a part of the FASB’s disclosure framework project to improve disclosure effectiveness. This guidance eliminates certain disclosure requirements for fair value measurements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated. Furthermore, this guidance modifies certain requirements which will involve disclosing: transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., prepaid expense). The new guidance provides that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from access to the hosted software. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The Company expects to early adopt the provisions of ASU No. 2018-15 on January 1, 2019 due to the Company’s shift towards utilizing more hosting arrangements that is a service contract. Management is currently evaluating the impact that the adoption of ASU No. 2018-15 will have on the Company’s consolidated financial statements.

2. Investment Securities

As of September 30, 2018 and December 31, 2017, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2018 and December 31, 2017, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$403,425	$—	$(19,535)	$383,890	$404,376	$—	$(12,121)	$392,255
Government-sponsored enterprises debt securities	249,716	—	(12,499)	237,217	249,712	—	(7,111)	242,601
Government agency mortgage-backed securities	439,773	—	(20,480)	419,293	356,858	—	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	161,975	93	(7,935)	154,133	178,702	169	(4,130)	174,741
Collateralized mortgage obligations:
Government agency	2,906,962	—	(152,996)	2,753,966	3,367,173	47	(76,746)	3,290,474
Government-sponsored enterprises	657,793	—	(30,554)	627,239	779,911	25	(17,218)	762,718
Debt securities issued by states and political subdivisions	20,344	—	(781)	19,563	20,543	—	(64)	20,479
Total available-for-sale securities	$4,839,988	$93	$(244,780)	$4,595,301	$5,357,275	$241	$(122,858)	$5,234,658

Proceeds from both calls and sales of investment securities were nil for both the three and nine months ended September 30, 2018 and 2017. The Company recorded no gross realized gains and no gross realized losses for both the three and nine months ended September 30, 2018 and 2017. Accordingly, no provision for income taxes related to net realized gains on the sale of investment securities was recorded for the three and nine months ended September 30, 2018 and 2017. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $25.1 million and $24.2 million for the three months ended September 30, 2018 and 2017, respectively, and $81.2 million and $75.7 million for the nine months ended September 30, 2018 and 2017, respectively. Interest income from non-taxable investment securities was $0.1 million and $0.4 million during the three and nine months ended September 30, 2018, respectively. The Company did not own any non-taxable investment securities during the three and nine months ended September 30, 2017.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government-sponsored enterprises and states and political subdivisions as of September 30, 2018, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2018
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$503,416	$479,725
Due after five years through ten years	149,725	141,382
Due after ten years	20,344	19,563
	673,485	640,670

Government agency mortgage-backed securities	439,773	419,293
Government-sponsored enterprises mortgage-backed securities	161,975	154,133
Collateralized mortgage obligations:
Government agency	2,906,962	2,753,966
Government-sponsored enterprises	657,793	627,239
Total mortgage-backed securities and collateralized mortgage obligations	4,166,503	3,954,631
Total available-for-sale securities	$4,839,988	$4,595,301

At September 30, 2018, pledged securities totaled $2.4 billion, of which $2.2 billion was pledged to secure public deposits and $229.8 million was pledged to secure other financial transactions. At December 31, 2017, pledged securities totaled $3.0 billion, of which $2.8 billion was pledged to secure public deposits and $229.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of September 30, 2018 and December 31, 2017.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 202 and 196 individual securities in each category have been in a continuous loss position as of September 30, 2018 and December 31, 2017, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$—	$—	$(19,535)	$383,890	$(19,535)	$383,890
Government-sponsored enterprises debt securities	(967)	34,033	(11,532)	203,184	(12,499)	237,217
Government agency mortgage-backed securities	(11,097)	291,901	(9,383)	127,392	(20,480)	419,293
Government-sponsored enterprises mortgage-backed securities	(1)	181	(7,934)	148,966	(7,935)	149,147
Collateralized mortgage obligations:
Government agency	(1,166)	44,805	(151,830)	2,709,161	(152,996)	2,753,966
Government-sponsored enterprises	(6,167)	182,303	(24,387)	444,936	(30,554)	627,239
Debt securities issued by states and political subdivisions	(368)	9,402	(413)	10,161	(781)	19,563
Total available-for-sale securities with unrealized losses	$(19,766)	$562,625	$(225,014)	$4,027,690	$(244,780)	$4,590,315

	Time in Continuous Loss as of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(994)	$48,182	$(11,127)	$344,073	$(12,121)	$392,255
Government-sponsored enterprises debt securities	(642)	59,358	(6,469)	183,243	(7,111)	242,601
Government agency mortgage-backed securities	(976)	200,963	(4,492)	150,427	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	(1)	63	(4,129)	168,342	(4,130)	168,405
Collateralized mortgage obligations:
Government agency	(23,236)	1,473,170	(53,510)	1,803,338	(76,746)	3,276,508
Government-sponsored enterprises	(3,203)	327,435	(14,015)	403,321	(17,218)	730,756
Debt securities issued by states and political subdivisions	(64)	10,641	—	—	(64)	10,641
Total available-for-sale securities with unrealized losses	$(29,116)	$2,119,812	$(93,742)	$3,052,744	$(122,858)	$5,172,556

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At September 30, 2018 and December 31, 2017, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of September 30, 2018 and December 31, 2017, the Company did not expect any credit losses in its debt securities and no OTTI was recognized on securities during the three and nine months ended September 30, 2018 and for the year ended December 31, 2017.

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

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate.  See “Note 13. Derivative Financial Instruments” for more information.

The Company held approximately 120,000 Visa Class B restricted shares as of both September 30, 2018 and December 31, 2017. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of September 30, 2018 and December 31, 2017, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$2,969,237	$3,135,266
Real estate:
Commercial	2,891,753	2,667,597
Construction	612,794	632,911
Residential	4,313,489	4,090,053
Total real estate	7,818,036	7,390,561
Consumer	1,651,877	1,586,476
Lease financing	161,314	165,066
Total loans and leases	$12,600,464	$12,277,369

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $35.8 million and $31.2 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, residential real estate loans totaling $2.6 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $969.9 million were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2017, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $914.5 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3.5 million and $3.3 million at September 30, 2018 and December 31, 2017, respectively.

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

At September 30, 2018 and December 31, 2017, remaining loan and lease commitments were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$2,609,587	$2,406,261
Real estate:
Commercial	108,911	78,266
Construction	511,666	450,856
Residential	944,619	980,792
Total real estate	1,565,196	1,509,914
Consumer	1,504,323	1,485,588
Total loan and lease commitments	$5,679,106	$5,401,763

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended September 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$35,239	$20,507	$7,606	$557	$43,925	$31,509	$1,258	$140,601
Charge-offs	(303)	—	—	—	(125)	(5,700)	—	(6,128)
Recoveries	51	21	—	—	442	1,803	—	2,317
Increase (decrease) in Provision	(1,551)	286	(1,388)	(29)	147	6,381	614	4,460
Balance at end of period	$33,436	$20,814	$6,218	$528	$44,389	$33,993	$1,872	$141,250

	Nine Months Ended September 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(778)	—	—	—	(159)	(18,615)	—	(19,552)
Recoveries	154	175	—	—	684	6,106	—	7,119
Increase (decrease) in Provision	54	2,595	(599)	(83)	1,012	15,253	(1,802)	16,430
Balance at end of period	$33,436	$20,814	$6,218	$528	$44,389	$33,993	$1,872	$141,250

	Three Months Ended September 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,341	$20,011	$5,471	$857	$44,374	$27,903	$4,926	$136,883
Charge-offs	(408)	—	—	(1)	(293)	(6,263)	—	(6,965)
Recoveries	582	336	—	—	139	1,852	—	2,909
Increase (decrease) in Provision	(1,677)	234	353	(36)	657	5,107	(138)	4,500
Balance at end of period	$31,838	$20,581	$5,824	$820	$44,877	$28,599	$4,788	$137,327

	Nine Months Ended September 30, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(1,338)	—	—	(147)	(315)	(17,086)	—	(18,886)
Recoveries	825	468	—	—	610	5,416	—	7,319
Increase (decrease) in Provision	(778)	1,665	1,311	120	1,146	11,881	(1,945)	13,400
Balance at end of period	$31,838	$20,581	$5,824	$820	$44,877	$28,599	$4,788	$137,327

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$448	$57	$—	$—	$409	$—	$—	$914
Collectively evaluated for impairment	32,988	20,757	6,218	528	43,980	33,993	1,872	140,336
Balance at end of period	$33,436	$20,814	$6,218	$528	$44,389	$33,993	$1,872	$141,250
Loans and leases:
Individually evaluated for impairment	$12,785	$7,650	$2,001	$—	$17,118	$—	$—	$39,554
Collectively evaluated for impairment	2,956,452	2,884,103	610,793	161,314	4,296,371	1,651,877	—	12,560,910
Balance at end of period	$2,969,237	$2,891,753	$612,794	$161,314	$4,313,489	$1,651,877	$—	$12,600,464

	December 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$4	$6	$—	$—	$484	$—	$—	$494
Collectively evaluated for impairment	34,002	18,038	6,817	611	42,368	31,249	3,674	136,759
Balance at end of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Loans and leases:
Individually evaluated for impairment	$18,183	$10,636	$—	$—	$16,530	$—	$—	$45,349
Collectively evaluated for impairment	3,117,083	2,656,961	632,911	165,066	4,073,523	1,586,476	—	12,232,020
Balance at end of period	$3,135,266	$2,667,597	$632,911	$165,066	$4,090,053	$1,586,476	$—	$12,277,369

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

The credit risk profiles by internally assigned grade for loans and leases as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,831,415	$2,797,282	$608,201	$159,501	$6,396,399
Special mention	64,966	69,992	1,630	1,544	138,132
Substandard	72,664	24,479	2,963	269	100,375
Doubtful	192	—	—	—	192
Total	$2,969,237	$2,891,753	$612,794	$161,314	$6,635,098

	December 31, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,035,121	$2,619,494	$628,112	$162,849	$6,445,576
Special mention	43,435	26,248	2,377	1,816	73,876
Substandard	54,996	21,855	2,422	401	79,674
Doubtful	1,714	—	—	—	1,714
Total	$3,135,266	$2,667,597	$632,911	$165,066	$6,600,840

There were no loans and leases graded as Loss as of September 30, 2018 and December 31, 2017.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$4,297,918	$235,072	$1,049,219	$325,317	$5,907,526
Non-performing and delinquent	15,571	5,505	33,082	3,682	57,840
Total	$4,313,489	$240,577	$1,082,301	$328,999	$5,965,366

	December 31, 2017
(dollars in thousands)	Residential	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$4,073,834	$231,023	$1,001,085	$324,781	$5,630,723
Non-performing and delinquent	16,219	3,335	22,612	3,640	45,806
Total	$4,090,053	$234,358	$1,023,697	$328,421	$5,676,529

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

The aging analyses of past due loans and leases as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$2,911	$217	$141	$3,269	$2,965,487	$2,968,756	$481	$2,969,237
Commercial real estate	457	284	172	913	2,888,054	2,888,967	2,786	2,891,753
Construction	232	—	—	232	610,561	610,793	2,001	612,794
Lease financing	—	—	—	—	161,314	161,314	—	161,314
Residential	5,927	1,178	2,788	9,893	4,297,918	4,307,811	5,678	4,313,489
Consumer	32,943	6,513	2,813	42,269	1,609,608	1,651,877	—	1,651,877
Total	$42,470	$8,192	$5,914	$56,576	$12,532,942	$12,589,518	$10,946	$12,600,464

	December 31, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$156	$—	$220	$376	$3,131,958	$3,132,334	$2,932	$3,135,266
Commercial real estate	—	1,099	1,400	2,499	2,663,312	2,665,811	1,786	2,667,597
Construction	—	2,001	—	2,001	630,910	632,911	—	632,911
Lease financing	—	—	—	—	165,066	165,066	—	165,066
Residential	8,463	1,289	1,360	11,112	4,073,834	4,084,946	5,107	4,090,053
Consumer	24,379	3,814	1,394	29,587	1,556,889	1,586,476	—	1,586,476
Total	$32,998	$8,203	$4,374	$45,575	$12,221,969	$12,267,544	$9,825	$12,277,369

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,929	$3,044	$—
Commercial real estate	6,312	6,412	—
Construction	2,001	2,001	—
Residential	10,068	10,383	—
Total	$21,310	$21,840	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$9,856	$9,856	$448
Commercial real estate	1,338	1,338	57
Residential	7,050	7,435	409
Total	$18,244	$18,629	$914
Total impaired loans:
Commercial and industrial	$12,785	$12,900	$448
Commercial real estate	7,650	7,750	57
Construction	2,001	2,001	—
Residential	17,118	17,818	409
Total	$39,554	$40,469	$914

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$18,036	$18,909	$—
Commercial real estate	9,745	9,745	—
Residential	8,648	9,006	—
Total	$36,429	$37,660	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$147	$147	$4
Commercial real estate	891	891	6
Residential	7,882	8,162	484
Total	$8,920	$9,200	$494
Total impaired loans:
Commercial and industrial	$18,183	$19,056	$4
Commercial real estate	10,636	10,636	6
Residential	16,530	17,168	484
Total	$45,349	$46,860	$494

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$8,830	$38	$13,149	$141
Commercial real estate	7,671	47	8,587	116
Construction	2,120	12	1,560	12
Residential	10,069	132	9,416	399
Total	$28,690	$229	$32,712	$668
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,605	$136	$2,875	$402
Commercial real estate	1,106	17	996	51
Residential	7,238	77	7,461	248
Total	$13,949	$230	$11,332	$701
Total impaired loans:
Commercial and industrial	$14,435	$174	$16,024	$543
Commercial real estate	8,777	64	9,583	167
Construction	2,120	12	1,560	12
Residential	17,307	209	16,877	647
Total	$42,639	$459	$44,044	$1,369

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$19,100	$204	$20,402	$642
Commercial real estate	8,252	92	9,871	338
Lease financing	—	—	77	—
Residential	8,291	139	8,566	419
Total	$35,643	$435	$38,916	$1,399
Impaired loans with a related allowance recorded:
Commercial and industrial	$154	$2	$3,179	$52
Commercial real estate	910	10	925	32
Residential	8,875	96	9,150	285
Total	$9,939	$108	$13,254	$369
Total impaired loans:
Commercial and industrial	$19,254	$206	$23,581	$694
Commercial real estate	9,162	102	10,796	370
Lease financing	—	—	77	—
Residential	17,166	235	17,716	704
Total	$45,582	$543	$52,170	$1,768

Modifications

Commercial and industrial loans modified in a troubled debt restructuring (“TDR”) may involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Modifications of commercial real estate and construction loans in a TDR may involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Modifications of construction loans in a TDR may also involve extending the interest-only payment period. Interest continues to accrue on the missed payments and as a result, the effective yield on the loan remains unchanged. As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR. Residential real estate loans modified in a TDR may be comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, normally two years. Generally, consumer loans are not classified as a TDR as they are normally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type.

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

The following presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	1	$450	$12
Residential	3	883	30	3	883	30
Total	3	$883	$30	4	$1,333	$42

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	1	$1,120	$—
Residential	—	—	—	2	661	21
Total	—	$—	$—	3	$1,781	$21

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling  $5.9 billion and $5.6 billion as of September 30, 2018 and December 31, 2017, respectively. Of the $5.9 billion at September 30, 2018, there were commitments of $0.9 million related to borrowers who had loan terms modified in a TDR. Of the $5.6 billion at December 31, 2017, there were commitments of $1.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018		September 30, 2017		September 30, 2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	—	$—	2	$254	—	$—	1	$2,496
Commercial real estate(3)	—	—	—	—	—	—	1	1,393
Residential(4)	—	—	—	—	—	—	1	510
Total	—	$—	2	$254	—	$—	3	$4,399

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)	For both the nine months ended September 30, 2018 and 2017, the maturity dates for the commercial and industrial loans that subsequently defaulted were extended.
(3)	For the nine months ended September 30, 2017, the commercial real estate loan that subsequently defaulted was extended.
(4)	For the nine months ended September 30, 2017, the residential real estate loan that subsequently defaulted was modified for interest-only payments.

Foreclosure Proceedings

There was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure as of September 30, 2018.  As of December 31, 2017, there was one separate residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

Residential real estate property held from two foreclosed residential mortgage loans included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheet was $0.4 million as of September 30, 2018.  Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheet was $0.3 million as of December 31, 2017.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.7 billion and $2.3 billion as of September 30, 2018 and December 31, 2017, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.7 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $5.3 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $1.0 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $3.0 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,452
One to two years	2,157
Two to three years	1,900
Three to four years	1,671
Four to five years	1,470

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Gross carrying amount	$63,276	$56,571
Less: accumulated amortization	46,339	43,375
Net carrying value	$16,937	$13,196

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$17,660	$14,877	$13,196	$16,809
Originations	233	12	262	16
Purchases	—	—	6,444	—
Amortization	(956)	(909)	(2,965)	(2,845)
Balance at end of period	$16,937	$13,980	$16,937	$13,980
Fair value of amortized MSRs at beginning of period	$28,344	$23,263	$21,697	$25,160
Fair value of amortized MSRs at end of period	$27,945	$21,777	$27,945	$21,777

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the nine months ended September 30, 2018 and 2017.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	8.09%	-	19.94%	8.59%	8.53%	-	19.63%	9.04%
Life in years (of the MSR)	3.35	-	7.61	7.12	3.29	-	7.15	6.76
Weighted-average coupon rate	3.97%	-	6.73%	4.02%	3.97%	-	6.79%	4.04%
Discount rate	10.00%	-	10.02%	10.00%	10.50%	-	10.52%	10.50%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

6. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest may include pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity, automated clearing house (“ACH”) transactions and interest rate swaps.

For public deposits and repurchase agreements, the Company enters into bilateral agreements with the entity to pledge investment securities as collateral in the event of default. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The counterparty has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional investment securities. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans as collateral to secure borrowing capacity. For ACH transactions, the Company enters into bilateral agreements to collateralize possible daylight overdrafts. For interest rate swaps, the Company enters into bilateral agreements to pledge collateral when either party is in a negative fair value position to mitigate counterparty credit risk. Counterparties to ACH transactions, certain interest rate swaps, the FHLB and the FRB do not have the right to sell or repledge the collateral.

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Public deposits	$2,162,988	$2,800,690
Federal Home Loan Bank	2,640,530	2,388,702
Federal Reserve Bank	969,888	914,454
ACH transactions	152,089	151,526
Interest rate swaps	25,483	27,502
Total	$5,950,978	$6,282,874

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of September 30, 2018 and December 31, 2017. In addition, no debt was extinguished by in-substance defeasance.

The Company did not have any repurchase agreements as of September 30, 2018 and December 31, 2017.

7. Deposits

As of September 30, 2018 and December 31, 2017, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
U.S.:
Interest-bearing	$10,131,252	$10,800,140
Noninterest-bearing	5,200,151	5,494,803
Foreign:
Interest-bearing	750,666	685,129
Noninterest-bearing	607,204	632,050
Total deposits	$16,689,273	$17,612,122

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2018:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$243,274	$1,027,571	$1,270,845
Over three through six months	271,511	461,877	733,388
Over six through twelve months	365,416	404,365	769,781
One to two years	123,127	80,642	203,769
Two to three years	106,088	39,175	145,263
Three to four years	64,676	34,032	98,708
Four to five years	51,952	16,706	68,658
Thereafter	87	—	87
Total	$1,226,131	$2,064,368	$3,290,499

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.1 billion and $3.0 billion as of September 30, 2018 and December 31, 2017, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.3 million and $2.7 million as of September 30, 2018 and December 31, 2017, respectively.

8. Short-Term Borrowings

At September 30, 2018 and December 31, 2017, short-term borrowings were comprised of the following:

(dollars in thousands)	September 30, 2018	December 31, 2017
Federal funds purchased	$30,000	$—
Total short-term borrowings	$30,000	$—

9. Long-Term Borrowings

Long-term borrowings consisted of the following as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017
Capital lease(1)	$26	$34
FHLB fixed-rate advances(1)	400,000	—
Total long-term borrowings	$400,026	$34
(1) Interest is payable monthly.

As of September 30, 2018, the Company’s long-term borrowings included $400.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.84% and maturity dates in 2020. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of September 30, 2018, the available remaining borrowing capacity with the FHLB was $1.7 billion. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of September 30, 2018.  See “Note 6. Transfers of Financial Assets” for more information.

As of September 30, 2018 and December 31, 2017, the Company’s long-term borrowings included a capital lease obligation with a 6.78% annual interest rate that matures in 2021.

As of September 30, 2018, future contractual principal payments and maturities on long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2018	$—
2019	8
2020	400,009
2021	9
Total	$400,026

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges.

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2018	$(249,648)	$67,238	$(182,410)
Three months ended September 30, 2018
Investment securities:
Unrealized net losses arising during the period	(30,682)	8,262	(22,420)
Net change in unrealized losses on investment securities	(30,682)	8,262	(22,420)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	178	(47)	131
Net change in unrealized gains on cash flow derivative hedges	178	(47)	131
Other comprehensive loss	(30,504)	8,215	(22,289)
Accumulated other comprehensive loss at September 30, 2018	$(280,152)	$75,453	$(204,699)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Nine months ended September 30, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Investment securities:
Unrealized net losses arising during the period	(122,070)	32,834	(89,236)
Net change in unrealized losses on investment securities	(122,070)	32,834	(89,236)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,341	(353)	988
Net change in unrealized gains on cash flow derivative hedges	1,341	(353)	988
Other comprehensive loss	(120,729)	32,481	(88,248)
Accumulated other comprehensive loss at September 30, 2018	$(280,152)	$75,453	$(204,699)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2017	$(111,823)	$44,172	$(67,651)
Three months ended September 30, 2017
Investment securities:
Unrealized net gains arising during the period	212	(84)	128
Net change in unrealized gains on investment securities	212	(84)	128
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	675	(266)	409
Net change in unrealized gains on cash flow derivative hedges	675	(266)	409
Other comprehensive income	887	(350)	537
Accumulated other comprehensive loss at September 30, 2017	$(110,936)	$43,822	$(67,114)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Nine months ended September 30, 2017
Investment securities:
Unrealized net gains arising during the period	33,005	(13,035)	19,970
Net change in unrealized gains on investment securities	33,005	(13,035)	19,970
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,531	(604)	927
Net change in unrealized gains on cash flow derivative hedges	1,531	(604)	927
Other comprehensive income	34,536	(13,639)	20,897
Accumulated other comprehensive loss at September 30, 2017	$(110,936)	$43,822	$(67,114)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

				Total
	Pensions	Unrealized	Unrealized	Accumulated
	and	(Losses) Gains	Gains on	Other
	Other	on Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended September 30, 2018
Balance at beginning of period	$(31,339)	$(156,373)	$5,302	$(182,410)
Other comprehensive (loss) income	—	(22,420)	131	(22,289)
Balance at end of period	$(31,339)	$(178,793)	$5,433	$(204,699)

Nine Months Ended September 30, 2018
Balance at beginning of period	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive (loss) income	—	(89,236)	988	(88,248)
Balance at end of period	$(31,339)	$(178,793)	$5,433	$(204,699)

Three Months Ended September 30, 2017
Balance at beginning of period	$(30,237)	$(40,116)	$2,702	$(67,651)
Other comprehensive income	—	128	409	537
Balance at end of period	$(30,237)	$(39,988)	$3,111	$(67,114)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income	—	19,970	927	20,897
Balance at end of period	$(30,237)	$(39,988)	$3,111	$(67,114)

11. Regulatory Capital Requirements

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

The table below sets forth those ratios at September 30, 2018 and December 31, 2017:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,632,669	12.09%	$1,629,109	12.06%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,632,669	12.09%	1,629,109	12.06%	6.00%	8.00%
Total capital to risk-weighted assets	1,774,519	13.14%	1,770,959	13.11%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,632,669	8.42%	1,629,109	8.41%	4.00%	5.00%

December 31, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,633,442	12.45%	$1,623,455	12.37%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,633,442	12.45%	1,623,455	12.37%	6.00%	8.00%
Total capital to risk-weighted assets	1,771,295	13.50%	1,761,308	13.42%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,633,442	8.52%	1,623,455	8.47%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2018, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2018, to change the capital adequacy category of the Company or the Bank.

12. Income Taxes

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

The Company’s effective tax rate was 25.99% and 37.71% for the three months ended September 30, 2018 and 2017, respectively, and 26.00% and 37.25% for the nine months ended September 30, 2018 and 2017, respectively.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. There are currently no federal examinations under way; however, tax returns for certain years are being reviewed by state jurisdictions. No material unanticipated adjustments were made by the IRS in the years most recently examined. The Company’s income tax returns for 2014 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2013 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
		Interest			Interest
		and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total
Balance at January 1,	$130,619	$10,660	$141,279	$127,085	$9,965	$137,050
Additions for current year tax positions	1,213	—	1,213	1,727	—	1,727
Additions for Reorganization Transactions	—	—	—	—	226	226
Additions for prior years' tax positions:
Accrual of interest and penalties	—	760	760	—	295	295
Reductions for prior years' tax positions:
Expiration of statute of limitations	(209)	(93)	(302)	(258)	(152)	(410)
Other	(773)	—	(773)	—	—	—
Balance at September 30,	$130,850	$11,327	$142,177	$128,554	$10,334	$138,888

Included in the balance of unrecognized tax benefits was $15.4 million and $11.2 million of unrecognized tax benefits for the nine months ended September 30, 2018 and 2017, respectively that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively, for the year ended December 31, 2016. Included in the balance of the unrecognized tax benefits as of September 30, 2018 was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $13.6 million of taxes and $5.8 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the nine months ended September 30, 2018 and 2017, the Company recorded nil and $0.4 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $12.9 million and $12.8 million as of September 30, 2018 and December 31, 2017, respectively, for accrued interest and penalties, of which $11.3 million and $10.7 million as of September 30, 2018 and December 31, 2017, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As of September 30, 2018, the Company maintained balances of $93.9 million related to current tax receivables, $116.5 million related to unrecognized tax benefits, and an indemnification receivable of $22.6 million. Additionally, in connection with the Reorganization Transactions, the Company incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense.

With the completion of the February 2017 offering, BNPP’s beneficial ownership of the Company fell below 80% of the total outstanding FHI common stock. As a result, the Company ceased to be a member of the BNPP USA affiliated group and began filing stand-alone returns with the IRS and certain state jurisdictions. With the completion of the May 2018 offering and concurrent share repurchase, BNPP’s beneficial ownership of the Company fell below 50% of the total outstanding FHI common stock, resulting in the Company filing stand-alone returns in all remaining jurisdictions.

13. Derivative Financial Instruments

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$192,880	$504	$(135)	$194,687	$—	$(2,032)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,166,248	1,540	(28,388)	1,820,442	14,658	(13,017)
Funding swap	59,770	—	(3,385)	43,113	—	(5,439)
Foreign exchange contracts	5,301	—	(34)	3,658	24	—

(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $1.4 million and $2.9 million as of September 30, 2018 and December 31, 2017, respectively.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 3, 2017. As of September 30, 2018 and December 31, 2017, the CME variation margin was $0.6 million and $3.1 million, respectively.

Effective January 16, 2018, the London Clearing House (“LCH”) also amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as STM, as settlements of the derivative’s mark-to-market exposure and not collateral. Consistent with the CME’s amended requirements discussed above, the Company has treated the LCH variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 16, 2018. As of September 30, 2018, the LCH variation margin was $25.7 million.

As of September 30, 2018, the Company pledged $23.5 million in financial instruments and $2.0 million in cash as collateral for interest rate swaps. As of September 30, 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties. As of December 31, 2017, the Company pledged $22.6 million in financial instruments and $4.9 million in cash as collateral for interest rate swaps. As of December 31, 2017, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses, the LCH variation margin which was not treated as settlements prior to January 16, 2018 and cash collateral for interest rate swaps with financial institution counterparties.

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

At September 30, 2018, the Company carried interest rate swaps with notional amounts totaling $42.9 million with a positive fair value of $0.5 million and a negative fair value of nil that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received 6-month London Interbank Offered Rate (“LIBOR”) and paid fixed rates ranging from 2.59% to 3.44%. The swaps mature between 2019 and 2023. At December 31, 2017, the Company carried interest rate swaps with notional amounts totaling $44.7 million with a positive fair value of nil and a negative fair value of $0.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Interest expense recorded in net interest income	$(30)	$(142)	$(203)	$(511)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	273	150	1,231	274
Recognized on hedged item	(261)	(224)	(1,348)	(222)
Net gains (losses) recognized on fair value hedges (ineffective portion)	12	(74)	(117)	52
Net losses recognized on fair value hedges	$(18)	$(216)	$(320)	$(459)

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

The interest rate swaps are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge for the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018 and December 31, 2017, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $0.1 million as of September 30, 2018 and a negative fair value of $1.5 million as of December 31, 2017, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The swaps mature in December 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The interest rate swaps designated as cash flow hedges resulted in net interest expense of  $0.2 million and $0.6 million during the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $1.9 million during the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$178	$675	$1,341	$1,531

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2018 and 2017.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	Net gains (losses) recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2018	2017	2018	2017
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$112	$234	$744	$587
Funding swap	Other noninterest income	(43)	(41)	(123)	(74)
Foreign exchange contracts	Other noninterest income	34	(149)	(58)	78

As of September 30, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.2 billion, including $2.1 billion related to the Company’s customer swap program, with a positive fair value of $1.5 million and a negative fair value of $28.4 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 2.02% to 5.78%. The swaps mature between December 2018 and April 2037. As of December 31, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.8 billion, including $1.7 billion related to the Company’s customer swap program, with a positive fair value of $14.7 million and a negative fair value of $13.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.36% to 5.33%. These swaps resulted in net interest expense of $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.3 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $5.3 million and $5.9 million for the nine months ended September 30, 2018 and 2017, respectively. Interest rate swaps related to the program had asset fair values of $1.5 million and $14.7 million as of September 30, 2018 and December 31, 2017, respectively, and liability fair values of $27.8 million and $11.7 million as of September 30, 2018 and December 31, 2017, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate.  Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $3.4 million and $5.4 million was included in the unaudited interim consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 18. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the nine months ended September 30, 2018 and 2017.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $0.2 million and $4.5 million at September 30, 2018 and December 31, 2017, respectively, for which we posted $0.5 million and $4.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2018 and December 31, 2017, we may have been required to settle the contract in an amount equal to its fair value.

14. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a putative class action lawsuit was filed by a Bank customer alleging that FHB improperly charges an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time the transaction is authorized but not at the time the transaction is presented for payment, and that this practice constitutes an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleged that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constitutes a usurious interest charge and an unfair and deceptive trade practice. On October 2, 2018, the parties reached an agreement in principle to resolve this class action lawsuit. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the three months ended September 30, 2018. The settlement agreement will be subject to court approval.

In addition to the litigation noted above, various other legal proceedings are pending or threatened against the Company. After consultation with legal counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s unaudited interim consolidated financial position, results of operations or cash flows.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $99.4 million and $49.1 million at September 30, 2018 and December 31, 2017, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.8 million as of both September 30, 2018 and December 31, 2017. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2018 have maturities ranging from October 2018 to March 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,679,106	$5,401,763
Standby letters of credit	193,089	161,798
Commercial letters of credit	4,509	5,540

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

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 13. Derivative Financial Instruments” for more information.

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

15. Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended September 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (1)	$111,804	$29,639	$(185)	$141,258

Service charges on deposit accounts	7,494	4	435	7,933
Credit and debit card fees	—	19,602	1,783	21,385
Other service charges and fees	5,161	1,063	374	6,598
Trust and investment services income	7,487	—	—	7,487
Other	134	1,427	255	1,816
Not in scope of Topic 606(1)	2,400	(4,295)	4,081	2,186
Total noninterest income	22,676	17,801	6,928	47,405
Total revenue	$134,480	$47,440	$6,743	$188,663

(1)

Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Nine Months Ended September 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (1)	$332,731	$86,320	$3,282	$422,333

Service charges on deposit accounts	22,077	11	1,521	23,609
Credit and debit card fees	—	58,409	5,380	63,789
Other service charges and fees	15,004	2,997	1,527	19,528
Trust and investment services income	23,429	—	—	23,429
Other	430	5,224	924	6,578
Not in scope of Topic 606(1)	6,626	(7,377)	9,720	8,969
Total noninterest income	67,566	59,264	19,072	145,902
Total revenue	$400,297	$145,584	$22,354	$568,235

(1)

Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three and nine months ended September 30, 2018 and 2017, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of September 30, 2018 and December 31, 2017, the Company had contract liabilities of $2.8 million and $3.4 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2018, the Company recognized revenues and contract liabilities decreased by approximately $0.2 million and $0.6 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2018 and December 31, 2017, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

16. Earnings per Share

For the three and nine months ended September 30, 2018 and 2017, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2018 and 2017, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except shares and per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$67,388	$58,363	$204,399	$171,998

Denominator:
Basic: weighted-average shares outstanding	135,466,669	139,556,532	137,643,005	139,549,665
Add: weighted-average equity-based awards	208,829	139,798	166,568	120,822
Diluted: weighted-average shares outstanding	135,675,498	139,696,330	137,809,573	139,670,487

Basic earnings per share	$0.50	$0.42	$1.48	$1.23
Diluted earnings per share	$0.50	$0.42	$1.48	$1.23

17. Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2018	2017	2018	2017
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$174	$157	$80	$179
Interest cost	Other noninterest expense	1,840	2,041	293	201
Expected return on plan assets	Other noninterest expense	(1,318)	(1,242)	—	—
Prior service credit	Other noninterest expense	—	—	(108)	(107)
Recognized net actuarial loss	Other noninterest expense	1,829	2,000	—	—
Total net periodic benefit cost		$2,525	$2,956	$265	$273

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$522	$472	$505	$537
Interest cost	Other noninterest expense	5,429	6,124	662	603
Expected return on plan assets	Other noninterest expense	(3,797)	(3,726)	—	—
Prior service credit	Other noninterest expense	—	—	(322)	(322)
Recognized net actuarial loss	Other noninterest expense	5,049	5,998	—	—
Total net periodic benefit cost		$7,203	$8,868	$845	$818

18. Fair Value

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

▪

Level 3:  Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability (“Company-level data”). Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Disclosure of fair values is not required for certain items such as lease financing, obligations for pension and other postretirement benefits, premises and equipment, prepaid expenses, deposit liabilities with no defined or contractual maturity, and income tax assets and liabilities.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of September 30, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2 in the fair value hierarchy.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. The Visa derivative of $3.4 million and $5.4 million was included in the unaudited interim consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements as of September 30, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$383,890	$—	$383,890
Government-sponsored enterprises debt securities	—	237,217	—	237,217
Government agency mortgage-backed securities(1)	—	419,293	—	419,293
Government-sponsored enterprises mortgage-backed securities(1)	—	154,133	—	154,133
Collateralized mortgage obligations:
Government agency	—	2,753,966	—	2,753,966
Government-sponsored enterprises	—	627,239	—	627,239
Debt securities issued by states and political subdivisions	—	19,563	—	19,563
Total available-for-sale securities	—	4,595,301	—	4,595,301
Other assets(2)	—	2,044	—	2,044
Liabilities
Other liabilities(3)	—	(28,557)	(3,385)	(31,942)
Total	$—	$4,568,788	$(3,385)	$4,565,403

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,255	$—	$392,255
Government-sponsored enterprises debt securities	—	242,601	—	242,601
Government agency mortgage-backed securities(1)	—	351,390	—	351,390
Government-sponsored enterprises mortgage-backed securities(1)	—	174,741	—	174,741
Collateralized mortgage obligations:
Government agency	—	3,290,474	—	3,290,474
Government-sponsored enterprises	—	762,718	—	762,718
Debt securities issued by states and political subdivisions	—	20,479	—	20,479
Total available-for-sale securities	—	5,234,658	—	5,234,658
Other assets(2)	—	14,682	—	14,682
Liabilities
Other liabilities(3)	—	(15,049)	(5,439)	(20,488)
Total	$—	$5,234,291	$(5,439)	$5,228,852

(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2018, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2018 are summarized below.

	Visa Derivative
(dollars in thousands)	2018	2017
Three Months Ended September 30,
Balance as of July 1,	$(4,114)	$(6,493)
Total net losses included in other noninterest income	(43)	(41)
Settlements	772	559
Balance as of September 30,	$(3,385)	$(5,975)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(43)	$(41)

Nine Months Ended September 30,
Balance as of January 1,	$(5,439)	$(7,460)
Total net losses included in other noninterest income	(123)	(73)
Settlements	2,177	1,558
Balance as of September 30,	$(3,385)	$(5,975)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(123)	$(73)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$699,493	$350,967	$348,518	$—	$699,485
Loans(1)(2)	12,439,150	—	—	12,164,831	12,164,831

Financial liabilities:
Time deposits(3)	$3,290,499	$—	$3,253,036	$—	$3,253,036
Short-term borrowings	30,000	—	30,000	—	30,000
Long-term borrowings(4)	400,000	—	400,935	—	400,935

	December 31, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,034,644	$367,084	$667,560	$—	$1,034,644
Loans held for sale	556	—	559	—	559
Loans(1)(2)	12,112,303	—	—	12,426,506	12,426,506

Financial liabilities:
Time deposits(3)	$4,173,882	$—	$4,160,393	$—	$4,160,393

(1)	Excludes financing leases of $161.3 million at September 30, 2018 and $165.1 million at December 31, 2017.
(2)

In connection with the prospective adoption of ASU 2016-01 on July 1, 2018, the valuation methodology used to estimate the fair value of loans was changed to conform to an exit price notion. The fair value estimate at December 31, 2017 has not been revised to reflect application of the modified methodology.

(3)	Excludes deposit liabilities with no defined or contractual maturity of $13.4 billion as of both September 30, 2018 and December 31, 2017.
(4)	Excludes capital lease obligations of $26 thousand at September 30, 2018.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of September 30, 2018 and December 31, 2017, the Company had $5.9 billion and $5.6 billion of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $11.8 million and $11.7 million at September 30, 2018 and December 31, 2017, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2018
Impaired loans	$—	$—	$402
December 31, 2017
Impaired loans	$—	$—	$87

Total losses on impaired loans were $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively and $0.6 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2018
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$402	Appraisal Value	Appraisal Value	n/m(1)
Other liabilities	$(3,385)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$87	Appraisal Value	Appraisal Value	n/m(1)
Other liabilities	$(5,439)	Discounted Cash Flow	Expected Conversion Rate	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

19. Reportable Operating Segments

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 60 banking locations throughout the State of Hawaii, Guam, and Saipan.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2018
Net interest income (expense)	$111,804	$29,639	$(185)	$141,258
Provision for loan and lease losses	(1,760)	(2,700)	—	(4,460)
Net interest income (expense) after provision for loan and lease losses	110,044	26,939	(185)	136,798

Noninterest income	22,676	17,801	6,928	47,405
Noninterest expense	(58,069)	(19,731)	(15,347)	(93,147)
Income (loss) before (provision) benefit for income taxes	74,651	25,009	(8,604)	91,056

(Provision) benefit for income taxes	(19,450)	(6,435)	2,217	(23,668)
Net income (loss)	$55,201	$18,574	$(6,387)	$67,388
Total assets as of September 30, 2018	$6,884,429	$6,020,137	$7,079,272	$19,983,838

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2018
Net interest income	$332,731	$86,320	$3,282	$422,333
Provision for loan and lease losses	(6,484)	(9,946)	—	(16,430)
Net interest income after provision for loan and lease losses	326,247	76,374	3,282	405,903

Noninterest income	67,566	59,264	19,072	145,902
Noninterest expense	(170,114)	(60,575)	(44,910)	(275,599)
Income (loss) before (provision) benefit for income taxes	223,699	75,063	(22,556)	276,206

(Provision) benefit for income taxes	(58,291)	(19,329)	5,813	(71,807)
Net income (loss)	$165,408	$55,734	$(16,743)	$204,399
Total assets as of September 30, 2018	$6,884,429	$6,020,137	$7,079,272	$19,983,838

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other(2)	Total
Three Months Ended September 30, 2017
Net interest income (expense)	$108,885	$28,448	$(4,014)	$133,319
Provision for loan and lease losses	(1,663)	(2,837)	—	(4,500)
Net interest income (expense) after provision for loan and lease losses	107,222	25,611	(4,014)	128,819

Noninterest income(1)	22,587	17,521	9,556	49,664
Noninterest expense(1)	(53,607)	(16,641)	(14,536)	(84,784)
Income (loss) before (provision) benefit for income taxes	76,202	26,491	(8,994)	93,699

(Provision) benefit for income taxes	(28,756)	(9,993)	3,413	(35,336)
Net income (loss)	$47,446	$16,498	$(5,581)	$58,363
Total assets as of September 30, 2017	$6,868,484	$5,421,428	$8,275,715	$20,565,627

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform to the current year’s presentations. For the three months ended September 30, 2017, noninterest income and noninterest expense for Commercial banking were both understated by $0.7 million and both noninterest income and noninterest expense for Treasury and Other were understated by $0.4 million. See “Note 1. Organization and Basis of Presentation” for more information.

(2)	Includes a $2.7 million gain on the sale of bank properties.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other(2)	Total
Nine Months Ended September 30, 2017
Net interest income (expense)	$321,498	$83,707	$(11,287)	$393,918
Provision for loan and lease losses	(4,952)	(8,448)	—	(13,400)
Net interest income (expense) after provision for loan and lease losses	316,546	75,259	(11,287)	380,518

Noninterest income(1)	68,587	56,552	26,142	151,281
Noninterest expense(1)	(165,015)	(49,988)	(42,701)	(257,704)
Income (loss) before (provision) benefit for income taxes	220,118	81,823	(27,846)	274,095

(Provision) benefit for income taxes	(81,974)	(30,436)	10,313	(102,097)
Net income (loss)	$138,144	$51,387	$(17,533)	$171,998
Total assets as of September 30, 2017	$6,868,484	$5,421,428	$8,275,715	$20,565,627

(1)

Certain prior period noninterest income and noninterest expense amounts have been revised from the amounts previously reported to conform to the current year’s presentations. For the nine months ended September 30, 2017, noninterest income and noninterest expense for Commercial banking were both understated by $3.3 million and both noninterest income and noninterest expense for Treasury and Other were understated by $1.2 million. See “Note 1. Organization and Basis of Presentation” for more information.

(2)	Includes a $2.7 million gain on the sale of bank properties.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third-party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNPP and other aspects of our business; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; the effect of BNPP’s beneficial ownership of our outstanding common stock; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; the fact that we are no longer an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us; and damage to our reputation from any of the factors described above.

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

Public Offerings and Separation from BNPP

Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016. In August 2016, FHI completed its initial public offering (“IPO”) of 24,250,000 shares of common stock sold by BWC. In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering. In May and June 2018, BWC sold an additional 16,830,000 shares of FHI common stock in the aggregate in a secondary offering. BWC sold 20,000,000 additional shares of FHI common stock in secondary offerings completed in each of August and September 2018, respectively. BWC sold shares of FHI common stock of 2,968,069 and 1,801,801 in May and August 2018, respectively, to the Company pursuant to share repurchase agreements. FHI did not receive any of the proceeds from the aforementioned sales of shares of its common stock by BWC. BNPP is the beneficial owner of approximately 18% of FHI’s common stock as of September 30, 2018.

Effective upon the completion of the August 2018 offering, two BNPP designees to the FHI board of directors, Jean-Milan Givadinovitch and Xavier Antiglio, resigned from the  board of directors.  The FHI board of directors appointed Faye Kurren and Jenai Wall to fill such vacancies.  Effective upon completion of the September 2018 offering, one BNPP designee to the FHI board of directors, J. Michael Shepherd, resigned from the FHI board of directors. On October 24, 2018, the FHI board of directors appointed C. Scott Wo to fill such vacancy.

Following the completion of the secondary offering completed in August 2018, BNPP confirmed that it will cease consolidating the Company’s financial statements with (i) the BNPP consolidated financial statements under International Financial Reporting Standards and (ii) the BNP Paribas USA, Inc. (“BNP Paribas USA”) consolidated financial statements under generally accepted accounting principles in the United States.  As a result, from August 1, 2018, the Company has not been included within the scope of (i) BNPP’s capital requirements for purposes of the fourth EU Capital Requirements Directive and EU Capital Requirements Regulation or (ii) BNP Paribas USA’s capital plans for purposes of the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) processes.

The Company and the Bank entered into a Transitional Services Agreement pursuant to which BNPP, BWHI and BOW continue to provide us with certain services they provided prior to the IPO either directly or on a pass-through basis, and we have agreed to continue to provide, or arrange to provide, BNPP, BWHI and BOW with certain services we provided to them prior to the IPO, either directly or on a pass-through basis. The Transitional Services Agreement will terminate on December 31, 2018, although the provision of certain services have already terminated, the provision of certain other services will terminate prior to the agreement termination date and certain other services may continue to be provided beyond the agreement termination date as may be agreed by the parties. In connection with our transition to a stand-alone public company and our separation from BNPP, we have incurred, and expect to continue to incur, incremental ongoing and one-time expenses, including those incurred under the Transitional Services Agreement, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors), and fees and expenses that may have been previously reimbursed by BNPP or its affiliates and consulting fees. These costs also include increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. The actual amount of the incremental expenses we will incur as a stand-alone public company and as part of our separation from BNPP may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

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

Hawaii Economy

Hawaii’s economy continued to perform well during the nine months ended September 30, 2018, led in large part by a strong tourism industry, real estate and labor market conditions and growth in tax revenues. Visitor arrivals for the first eight months in 2018 increased by 7.2% compared to the same period in 2017, and total visitor spending for the first eight months in 2018 increased by 8.8% compared to the same period in 2017, according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland visitors. The statewide seasonally-adjusted unemployment rate was 2.2% in both September 2018 and September 2017, according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 3.7% in September 2018 compared to 4.2% for the same period in 2017. The volume of single-family home sales on Oahu decreased by 3.7% for the nine months ended September 30, 2018 compared to the same period in 2017 and the volume of condominium sales on Oahu decreased by 0.1% for the nine months ended September 30, 2018 compared to the same period in 2017 according to the Honolulu Board of Realtors. However, the median price of single-family home sales and condominium sales on Oahu was $789,000 and $429,500 respectively, or an increase of 4.2% and 5.5%, respectively, for the nine months ended September 30, 2018 as compared to the same period in 2017. As of September 30, 2018, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.8 and 2.9 months, respectively. Lastly, state general excise and use tax revenues increased by 2.1% for the first eight months of 2018 as compared to the same period in 2017 according to the Hawaii Department of Taxation.

Hawaii’s economy continued to grow during the three and nine months ended September 30, 2018, but is significantly dependent on U.S. mainland economic conditions as well as key international economies, particularly Japan. We continue to monitor construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability, tourism in Hawaii, rising interest rates in the U.S., the agenda of the U.S. administration and its impact on existing banking regulations, changes in Japan’s economic conditions including the exchange rate of its currency, and the economic and regulatory conditions of the European Union, as such factors could impact our profitability in future reporting periods.

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

Contingencies

On October 2, 2018, the Company reached an agreement in principle to resolve a putative class action lawsuit alleging that the Bank improperly charged certain overdraft fees. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the nine months ended September 30, 2018. For further information, see “Note 14. Commitments and Contingent Liabilities”.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Income Statement Data:
Interest income	$164,052	$145,270	$478,007	$422,210
Interest expense	22,794	11,951	55,674	28,292
Net interest income	141,258	133,319	422,333	393,918
Provision for loan and lease losses	4,460	4,500	16,430	13,400
Net interest income after provision for loan and lease losses	136,798	128,819	405,903	380,518
Noninterest income(2)	47,405	49,664	145,902	151,281
Noninterest expense(2)	93,147	84,784	275,599	257,704
Income before provision for income taxes	91,056	93,699	276,206	274,095
Provision for income taxes	23,668	35,336	71,807	102,097
Net income	$67,388	$58,363	$204,399	$171,998
Basic earnings per share	$0.50	$0.42	$1.48	$1.23
Diluted earnings per share	$0.50	$0.42	$1.48	$1.23
Basic weighted-average outstanding shares	135,466,669	139,556,532	137,643,005	139,549,665
Diluted weighted-average outstanding shares	135,675,498	139,696,330	137,809,573	139,670,487
Dividends declared per share	$0.24	$0.22	$0.72	$0.66
Dividend payout ratio	48.00%	52.38%	48.65%	53.66%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$141,258	$133,319	$422,333	$393,918
Core noninterest income(2)	47,405	46,997	145,902	148,614
Core noninterest expense(2)	88,511	84,241	269,642	256,320
Core net income	70,818	57,040	208,797	171,203
Core basic earnings per share	0.52	0.41	1.52	1.23
Core diluted earnings per share	0.52	0.41	1.52	1.23
Other Financial Information / Performance Ratios(3):
Net interest margin	3.11%	2.96%	3.14%	2.99%
Core net interest margin (non-GAAP)(1),(4)	3.11%	2.96%	3.14%	2.99%
Efficiency ratio(2)	49.36%	46.33%	48.49%	47.26%
Core efficiency ratio (non-GAAP)(1),(2),(5)	46.90%	46.72%	47.44%	47.24%
Return on average total assets	1.31%	1.15%	1.35%	1.16%
Core return on average total assets (non-GAAP)(1),(6)	1.38%	1.13%	1.37%	1.15%
Return on average tangible assets (non-GAAP)(12)	1.38%	1.21%	1.42%	1.22%
Core return on average tangible assets (non-GAAP)(1),(7)	1.45%	1.18%	1.45%	1.21%
Return on average total stockholders' equity	11.01%	9.03%	11.09%	9.10%
Core return on average total stockholders' equity (non-GAAP)(1),(8)	11.57%	8.82%	11.33%	9.06%
Return on average tangible stockholders' equity (non-GAAP)(12)	18.66%	14.76%	18.60%	15.01%
Core return on average tangible stockholders' equity (non-GAAP)(1),(9)	19.61%	14.42%	19.00%	14.94%
Noninterest expense to average assets(2)	1.81%	1.67%	1.81%	1.74%
Core noninterest expense to average assets (non-GAAP)(1),(2),(10)	1.72%	1.66%	1.78%	1.73%

	September 30,	December 31,
	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$699,493	$1,034,644
Investment securities	4,595,301	5,234,658
Loans and leases	12,600,464	12,277,369
Allowance for loan and lease losses	141,250	137,253
Goodwill	995,492	995,492
Total assets	19,983,838	20,549,461
Total deposits	16,689,273	17,612,122
Short-term borrowings	30,000	—
Long-term borrowings	400,026	34
Total liabilities	17,560,376	18,016,910
Total stockholders' equity	2,423,462	2,532,551
Book value per share	$17.97	$18.14
Tangible book value per share (non-GAAP)(12)	$10.59	$11.01

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.09%	0.08%
Allowance for loan and lease losses / total loans and leases	1.12%	1.12%
Net charge-offs / average total loans and leases(11)	0.13%	0.14%

	September 30,	December 31,
Capital Ratios:	2018	2017
Common Equity Tier 1 Capital Ratio	12.09%	12.45%
Tier 1 Capital Ratio	12.09%	12.45%
Total Capital Ratio	13.14%	13.50%
Tier 1 Leverage Ratio	8.42%	8.52%
Total stockholders' equity to total assets	12.13%	12.32%
Tangible stockholders' equity to tangible assets (non-GAAP)(12)	7.52%	7.86%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net interest income	$141,258	$133,319	$422,333	$393,918
Core net interest income (non-GAAP)	$141,258	$133,319	$422,333	$393,918

Noninterest income	$47,405	$49,664	$145,902	$151,281
Gains on sale of bank properties	—	(2,667)	—	(2,667)
Core noninterest income (non-GAAP)	$47,405	$46,997	$145,902	$148,614

Noninterest expense	$93,147	$84,784	$275,599	$257,704
Loss on litigation settlement(a)	(4,125)	—	(4,125)	—
One-time items(b)	(511)	(543)	(1,832)	(1,384)
Core noninterest expense (non-GAAP)	$88,511	$84,241	$269,642	$256,320

Net income	$67,388	$58,363	$204,399	$171,998
Gains on sale of bank properties	—	(2,667)	—	(2,667)
Loss on litigation settlement(a)	4,125	—	4,125	—
One-time items(b)	511	543	1,832	1,384
Tax adjustments(c)	(1,206)	801	(1,559)	488
Total core adjustments	3,430	(1,323)	4,398	(795)
Core net income (non-GAAP)	$70,818	$57,040	$208,797	$171,203
Core basic earnings per share (non-GAAP)	$0.52	$0.41	$1.52	$1.23
Core diluted earnings per share (non-GAAP)	$0.52	$0.41	$1.52	$1.23

(a)

The Company reached an agreement in principle to resolve a putative class action lawsuit alleging that the Bank improperly charged certain overdraft fees. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the three and nine months ended September 30, 2018.

(b)	One-time items include the loss on our funding swap as a result of a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016 as well as public offering related costs.
(c)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)

Subsequent to the issuance of the Company’s unaudited interim 2017 consolidated financial statements, the Company’s management determined that certain expenses were incorrectly offset against income in the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2017. See “Note 1. Organization and Basis of Presentation – Correction of an Immaterial Error to the Financial Statements” for more information.

(3)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2018 and 2017.

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

(11)	Net charge-offs / average total loans and leases are annualized for the nine months ended September 30, 2018.

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

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$67,388	$58,363	$204,399	$171,998

Average total stockholders' equity	$2,427,907	$2,564,563	$2,464,601	$2,527,435
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,432,415	$1,569,071	$1,469,109	$1,531,943

Average total assets	$20,391,456	$20,109,090	$20,306,833	$19,858,184
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$19,395,964	$19,113,598	$19,311,341	$18,862,692

Return on average total stockholders' equity(a)	11.01%	9.03%	11.09%	9.10%
Return on average tangible stockholders' equity (non-GAAP)(a)	18.66%	14.76%	18.60%	15.01%

Return on average total assets(a)	1.31%	1.15%	1.35%	1.16%
Return on average tangible assets (non-GAAP)(a)	1.38%	1.21%	1.42%	1.22%

	As of	As of
	September 30,	December 31,
	2018	2017
Balance Sheet Data:
Total stockholders' equity	$2,423,462	$2,532,551
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,427,970	$1,537,059

Total assets	$19,983,838	$20,549,461
Less: goodwill	995,492	995,492
Tangible assets	$18,988,346	$19,553,969

Shares outstanding	134,873,728	139,588,782

Total stockholders' equity to total assets	12.13%	12.32%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.52%	7.86%

Book value per share	$17.97	$18.14
Tangible book value per share (non-GAAP)	$10.59	$11.01

(a)	Annualized for the three and nine months ended September 30, 2018 and 2017.

Financial Highlights

Net income was $67.4 million for the three months ended September 30, 2018, an increase of $9.0 million or 15% as compared to the same period in 2017. Basic and diluted earnings per share were $0.50 per share for the three months ended September 30, 2018, an increase of $0.08 per share or 19% as compared to the same period in 2017. The increase was primarily due an $11.7 million decrease in the provision for income taxes and a $7.9 million increase in net interest income, partially offset by an $8.4 million increase in noninterest expense and a $2.3 million decrease in noninterest income for the three months ended September 30, 2018.

Our return on average total assets was 1.31% for the three months ended September 30, 2018 and our return on average total stockholders’ equity was 11.01% for the three months ended September 30, 2018. Our return on average tangible assets was 1.38% for the three months ended September 30, 2018, an increase of 17 basis points from the same period in 2017, and our return on average tangible stockholders’ equity was 18.66% for the three months ended September 30, 2018, an increase of 390 basis points from the same period in 2017. We continued to prudently manage our expenses as our efficiency ratio was 49.36% for the three months ended September 30, 2018 compared to 46.33% for the same period in 2017. The increase in the efficiency ratio during the three months ended September 30, 2018 was primarily due to a nonrecurring expense of $4.1 million related to the anticipated settlement of a putative class action lawsuit.

Our results for the three months ended September 30, 2018 were highlighted by the following:

•

Net interest income was $141.3 million for the three months ended September 30, 2018, an increase of $8.0 million or 6% as compared to the same period in 2017. Our net interest margin was 3.11% for the three months ended September 30, 2018, an increase of 15 basis points as compared to the same period in 2017. The increase in net interest income was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by higher deposit funding costs and higher than anticipated liquidity held during the quarter ended September 30, 2018.

•

The provision for loan and lease losses (the “Provision”) was $4.5 million for the three months ended September 30, 2018, approximately flat as compared to the same period in 2017. The Provision is recorded to maintain the allowance for loan and lease losses (the “Allowance”) at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $47.4 million for the three months ended September 30, 2018, a decrease of $2.3 million or 5% as compared to the same period in 2017. The decrease was primarily due to a $3.1 million decrease in other noninterest income and a $1.0 million decrease in service charges on deposit accounts, partially offset by a $1.1 million increase in other service charges and fees and a $0.6 million increase in bank-owned life insurance (“BOLI”) income.

•

Noninterest expense was $93.1 million for the three months ended September 30, 2018, an increase of $8.4 million or 10% as compared to the same period in 2017. The increase in noninterest expense was primarily due to a $4.2 million increase in other noninterest expense, a $3.3 million increase in salaries and employee benefits expense, a $0.6 million increase in contracted services and professional fees and a $0.5 million increase in occupancy expense, partially offset by a $0.9 million decrease in advertising and marketing expenses.

Net income was $204.4 million for the nine months ended September 30, 2018, an increase of $32.4 million or 19% as compared to the same period in 2017. Basic and diluted earnings per share were $1.48 per share for the nine months ended September 30, 2018, an increase of $0.25 per share or 20% as compared to the same period in 2017. The increase was primarily due to a $30.3 million decrease in the provision for income taxes and a $28.4 million increase in net interest income, partially offset by a $17.9 million increase in noninterest expense, a $5.4 million decrease in noninterest income and a $3.0 million increase in the Provision for the nine months ended September 30, 2018.

Our return on average total assets was 1.35% for the nine months ended September 30, 2018 and our return on average total stockholders’ equity was 11.09% for the nine months ended September 30, 2018. Our return on average tangible assets was 1.42% for the nine months ended September 30, 2018, an increase of 20 basis points from the same period in 2017, and our return on average tangible stockholders’ equity was 18.60% for the nine months ended September 30, 2018, an increase of 359 basis points from the same period in 2017. We continued to prudently manage our expenses as our efficiency ratio was 48.49% for the nine months ended September 30, 2018 compared to 47.26% for the same period in 2017. The increase in the efficiency ratio during the nine months ended September 30, 2018 was primarily due to a nonrecurring expense of $4.1 million related to the anticipated settlement of a putative class action lawsuit.

Our results for the nine months ended September 30, 2018 were highlighted by the following:

•

Net interest income was $422.3 million for the nine months ended September 30, 2018, an increase of $28.4 million or 7% as compared to the same period in 2017. Our net interest margin was 3.14% for the nine months ended September 30, 2018, an increase of 15 basis points as compared to the same period in 2017. The increase in net interest income was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs.

•

The Provision was $16.4 million for the nine months ended September 30, 2018, an increase of $3.0 million or 23% as compared to the same period in 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $145.9 million for the nine months ended September 30, 2018, a decrease of $5.4 million or 4% as compared to the same period in 2017. The decrease was primarily due to a $3.9 million decrease in service charges on deposit accounts, a $3.2 million decrease in other noninterest income and a $2.5 million decrease in BOLI income, partially offset by a $2.8 million increase in other service charges and fees and a $0.9 million increase in trust and investment services income.

•

Noninterest expense was $275.6 million for the nine months ended September 30, 2018, an increase of $17.9 million or 7% as compared to the same period in 2017. The increase in noninterest expense was primarily due to a $6.3 million increase in salaries and employee benefits expense, a $5.8 million increase in other noninterest expense, a $3.2 million increase in contracted services and professional fees and a $2.8 million increase in occupancy expense, partially offset by a $2.1 million decrease in advertising and marketing expenses.

During the nine months ended September 30, 2018, we continued to benefit from a strong Hawaii economy as reflected in the continued growth of our loan portfolio. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of capital.

•

Total loans and leases were $12.6 billion as of September 30, 2018, an increase of $323.1 million or 3% from December 31, 2017. We continued to experience strong growth in our commercial real estate and residential real estate portfolios. This was a reflection of a strong real estate market in Hawaii and the demand by both investors and owner occupants to acquire new real estate assets.

•

The Allowance was $141.3 million as of September 30, 2018, an increase of $4.0 million or 3% from December 31, 2017. The ratio of our Allowance to total loans and leases outstanding was 1.12% as of September 30, 2018, approximately flat compared to December 31, 2017. The overall level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total fair value of our investment securities portfolio was $4.6 billion as of September 30, 2018, a decrease of $639.4 million or 12% compared to December 31, 2017. This decrease was primarily due to our use of paydowns and maturities to fund loan growth.

•

Total deposits were $16.7 billion as of September 30, 2018, a decrease of $922.8 million or 5% as compared to December 31, 2017. The decrease in total deposits was primarily due to a $788.3 million decrease in public time deposits and a $324.7 million decrease in demand business analyzed deposit accounts, partially offset by a $176.0 million increase in savings deposit balances and a $104.0 million increase in money market deposit balances.

•

Total stockholders’ equity was $2.4 billion as of September 30, 2018, a decrease of $109.1 million or 4% from December 31, 2017. The decrease in stockholders’ equity was primarily due to the repurchases of the Company’s common stock from BWC totaling $131.8 million concurrently with the secondary offerings completed in May and August 2018, dividends of $98.7 million declared and paid to our stockholders during the nine months ended September 30, 2018 and the increase in unrealized net losses on investment securities of $89.2 million, partially offset by earnings of $204.4 million for the nine months ended September 30, 2018.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2018 and 2017, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$656.7	$3.3	1.99%	$597.5	$2.0	1.30%
Available-for-Sale Investment Securities	4,737.3	25.2	2.11	5,124.9	24.2	1.88
Loans Held for Sale	1.8	—	3.83	0.1	—	3.62
Loans and Leases (1)
Commercial and industrial	3,019.9	31.0	4.08	3,276.4	27.3	3.31
Real estate - commercial	2,975.3	31.0	4.13	2,696.4	25.1	3.69
Real estate - construction	629.5	6.7	4.20	570.6	5.1	3.54
Real estate - residential	4,159.0	43.1	4.11	3,846.8	39.2	4.04
Consumer	1,649.7	22.4	5.39	1,546.9	21.0	5.39
Lease financing	162.3	1.2	3.00	177.9	1.3	2.91
Total Loans and Leases	12,595.7	135.4	4.26	12,115.0	119.0	3.90
Other Earning Assets	50.0	0.2	1.29	29.5	0.1	1.22
Total Earning Assets (2)	18,041.5	164.1	3.61	17,867.0	145.3	3.23
Cash and Due from Banks	336.5			324.0
Other Assets	2,013.5			1,918.1
Total Assets	$20,391.5			$20,109.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,727.2	$3.3	0.28%	$4,505.1	$1.1	0.10%
Money Market	2,871.0	4.6	0.63	2,607.7	0.9	0.13
Time	3,705.7	12.3	1.32	4,208.0	10.0	0.94
Total Interest-Bearing Deposits	11,303.9	20.2	0.71	11,320.8	12.0	0.42
Short-Term Borrowings	3.3	—	1.30	0.8	—	0.91
Long-Term Borrowings	358.7	2.6	2.85	—	—	—
Total Interest-Bearing Liabilities	11,665.9	22.8	0.78	11,321.6	12.0	0.42
Net Interest Income		$141.3			$133.3
Interest Rate Spread			2.83%			2.81%
Net Interest Margin			3.11%			2.96%
Noninterest-Bearing Demand Deposits	5,854.9			5,844.6
Other Liabilities	442.8			378.3
Stockholders' Equity	2,427.9			2,564.6
Total Liabilities and Stockholders' Equity	$20,391.5			$20,109.1

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended September 30, 2018 and 2017, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended September 30, 2018
	Compared to September 30, 2017
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.2	$1.1	$1.3
Available-for-Sale Investment Securities	(1.9)	2.9	1.0
Loans and Leases
Commercial and industrial	(2.3)	6.0	3.7
Real estate - commercial	2.7	3.2	5.9
Real estate - construction	0.6	1.0	1.6
Real estate - residential	3.3	0.6	3.9
Consumer	1.4	—	1.4
Lease financing	(0.1)	—	(0.1)
Total Loans and Leases	5.6	10.8	16.4
Other Earning Assets	0.1	—	0.1
Total Change in Interest Income	4.0	14.8	18.8

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	2.1	2.2
Money Market	0.1	3.6	3.7
Time	(1.3)	3.6	2.3
Total Interest-Bearing Deposits	(1.1)	9.3	8.2
Long-term Borrowings	2.6	—	2.6
Total Change in Interest Expense	1.5	9.3	10.8
Change in Net Interest Income	$2.5	$5.5	$8.0

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $141.3 million for the three months ended September 30, 2018, an increase of $8.0 million or 6% compared to the same period in 2017. Our net interest margin was 3.11% for the three months ended September 30, 2018, an increase of 15 basis points from the same period in 2017. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by higher deposit funding costs and higher than anticipated liquidity held during the quarter ended September 30, 2018. For the three months ended September 30, 2018, the average balance of our loans and leases was $12.6 billion, an increase of $480.7 million or 4% compared to the same period in 2017. The higher average balance in loans and leases was primarily due to growth in our residential real estate, commercial real estate and consumer lending portfolios, partially offset by declines in our commercial and industrial portfolio. Yields on our loans and leases were 4.26% for the three months ended September 30, 2018, an increase of 36 basis points as compared to the same period in 2017. We experienced higher yields in most of our loan categories, particularly commercial loans, many of which have variable rates. For the three months ended September 30, 2018, the average balance of our investment securities portfolio was $4.7 billion, a decrease of $387.6 million or 8% compared to the same period in 2017. Yields on our investment securities portfolio were 2.11% for the three months ended September 30, 2018, an increase of 23 basis points from the same period in 2017. Deposit funding costs were $20.2 million for the three months ended September 30, 2018, an increase of $8.2 million compared to the same period in 2017. Rates paid on our interest-bearing deposits were 71 basis points for the three months ended September 30, 2018, an increase of 29 basis points compared to the same period in 2017. We experienced higher rates paid on all interest-bearing deposit categories in the three months ended September 30, 2018 and particularly high rates were paid on our time deposits with an increase of 38 basis points compared to the same period in 2017.

For the nine months ended September 30, 2018 and 2017, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$518.4	$6.9	1.77%	$516.8	$4.0	1.02%
Available-for-Sale Investment Securities	4,951.4	81.6	2.20	5,189.7	75.7	1.95
Loans Held for Sale	1.3	—	3.60	—	—	—
Loans and Leases(1)
Commercial and industrial	3,100.1	89.2	3.85	3,263.3	77.3	3.17
Real estate - commercial	2,886.7	86.3	4.00	2,606.1	71.1	3.65
Real estate - construction	623.9	18.6	4.00	514.1	13.1	3.41
Real estate - residential	4,085.7	126.0	4.12	3,784.5	115.5	4.08
Consumer	1,625.0	65.5	5.38	1,528.8	61.8	5.41
Lease financing	161.3	3.6	2.98	172.1	3.6	2.84
Total Loans and Leases	12,482.7	389.2	4.17	11,868.9	342.4	3.86
Other Earning Assets	28.6	0.3	1.58	30.0	0.1	0.62
Total Earning Assets(2)	17,982.4	478.0	3.55	17,605.4	422.2	3.21
Cash and Due from Banks	324.4			322.7
Other Assets	2,000.0			1,930.1
Total Assets	$20,306.8			$19,858.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,615.1	$7.4	0.21%	$4,500.1	$2.5	0.08%
Money Market	2,769.9	9.1	0.44	2,574.0	2.2	0.11
Time	3,985.2	36.3	1.22	4,027.9	23.6	0.78
Total Interest-Bearing Deposits	11,370.2	52.8	0.62	11,102.0	28.3	0.34
Short-Term Borrowings	15.3	0.2	1.81	2.1	—	0.68
Long-Term Borrowings	123.1	2.7	2.87	—	—	—
Total Interest-Bearing Liabilities	11,508.6	55.7	0.65	11,104.1	28.3	0.34
Net Interest Income		$422.3			$393.9
Interest Rate Spread			2.90%			2.87%
Net Interest Margin			3.14%			2.99%
Noninterest-Bearing Demand Deposits	5,916.0			5,848.5
Other Liabilities	417.6			378.2
Stockholders' Equity	2,464.6			2,527.4
Total Liabilities and Stockholders' Equity	$20,306.8			$19,858.2

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the nine months ended September 30, 2018 and 2017, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 7
	Nine Months Ended September 30, 2018
	Compared to September 30, 2017
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$—	$2.9	$2.9
Available-for-Sale Investment Securities	(3.6)	9.5	5.9
Loans and Leases
Commercial and industrial	(4.0)	15.9	11.9
Real estate - commercial	8.0	7.2	15.2
Real estate - construction	3.0	2.5	5.5
Real estate - residential	9.3	1.2	10.5
Consumer	3.9	(0.2)	3.7
Lease financing	(0.2)	0.2	—
Total Loans and Leases	20.0	26.8	46.8
Other Earning Assets	—	0.2	0.2
Total Change in Interest Income	16.4	39.4	55.8

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	4.8	4.9
Money Market	0.2	6.7	6.9
Time	(0.3)	13.0	12.7
Total Interest-Bearing Deposits	—	24.5	24.5
Short-Term Borrowings	0.2	—	0.2
Long-Term Borrowings	2.7	—	2.7
Total Change in Interest Expense	2.9	24.5	27.4
Change in Net Interest Income	$13.5	$14.9	$28.4

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $422.3 million for the nine months ended September 30, 2018, an increase of $28.4 million or 7% compared to the same period in 2017. Our net interest margin was 3.14% for the nine months ended September 30, 2018, an increase of 15 basis points from the same period in 2017. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs. For the nine months ended September 30, 2018, the average balance of our loans and leases was $12.5 billion, an increase of $613.8 million or 5% compared to the same period in 2017. The higher average balance in loans and leases was primarily due to growth in our residential real estate, commercial real estate and construction lending portfolios, partially offset by declines in our commercial and industrial portfolio. Yields on our loans and leases were 4.17% for the nine months ended September 30, 2018, an increase of 31 basis points as compared to the same period in 2017. We experienced an increase in our yield from total loans primarily due to increases in adjustable rate commercial loans, which are typically based on the London Interbank Offered Rate (“LIBOR”). For the nine months ended September 30, 2018, the average balance of our investment securities portfolio was $5.0 billion, a decrease of $238.3 million or 5% compared to the same period in 2017. Yields on our investment securities portfolio were 2.20% for the nine months ended September 30, 2018, an increase of 25 basis points from the same period in 2017. Deposit funding costs were $52.8 million for the nine months ended September 30, 2018, an increase of $24.5 million compared to the same period in 2017. Rates paid on our interest-bearing deposits were 62 basis points for the nine months ended September 30, 2018, an increase of 28 basis points compared to the same period in 2017. While we experienced higher rates paid on all interest-bearing deposit categories in the nine months ended September 30, 2018, particularly high rates were paid on our time deposits with an increase of 44 basis points compared to the same period in 2017.

Provision for Loan and Lease Losses

The Provision was $4.5 million for the three months ended September 30, 2018, which represented a nominal decrease as compared to the same period in 2017. We recorded net charge-offs of loans and leases of $3.8 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively. This represented net charge-offs of 0.12% and 0.13% of average loans and leases, on an annualized basis, for the three months ended September 30, 2018 and 2017, respectively. The Provision was $16.4 million for the nine months ended September 30, 2018, which represented an increase of $3.0 million compared to the same period in 2017. We recorded net charge-offs of loans and leases of $12.4 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively. This represented net charge-offs of 0.13% of average loans and leases, on an annualized basis, for both the nine months ended September 30, 2018 and 2017. The Allowance was $141.3 million as of September 30, 2018, an increase of $4.0 million or 3% from December 31, 2017 and represented 1.12% of total outstanding loans and leases as of both September 30, 2018 and December 31, 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended September 30, 2018 and 2017 and Table 9 presents the major components of noninterest income for the nine months ended September 30, 2018 and 2017:

Noninterest Income				Table 8
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Service charges on deposit accounts(1)	$7,933	$8,929	$(996)	(11)%
Credit and debit card fees(1)	16,535	16,126	409	3
Other service charges and fees	9,578	8,510	1,068	13
Trust and investment services income	7,487	7,672	(185)	(2)
Bank-owned life insurance	3,692	3,119	573	18
Other	2,180	5,308	(3,128)	(59)
Total noninterest income	$47,405	$49,664	$(2,259)	(5)%

(1)

Certain prior period noninterest income amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Noninterest Income				Table 9
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Service charges on deposit accounts(1)	$23,609	$27,548	$(3,939)	(14)%
Credit and debit card fees(1)	48,961	48,450	511	1
Other service charges and fees	28,553	25,717	2,836	11
Trust and investment services income	23,429	22,536	893	4
Bank-owned life insurance	8,131	10,624	(2,493)	(23)
Other	13,219	16,406	(3,187)	(19)
Total noninterest income	$145,902	$151,281	$(5,379)	(4)%

(1)

Certain prior period noninterest income amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Total noninterest income was $47.4 million for the three months ended September 30, 2018, a decrease of $2.3 million or 5% as compared to the same period in 2017. Total noninterest income was $145.9 million for the nine months ended September 30, 2018, a decrease of $5.4 million or 4% as compared to the same period in 2017.

Service charges on deposit accounts were $7.9 million for the three months ended September 30, 2018, a decrease of $1.0 million or 11% as compared to the same period in 2017.  Service charges on deposit accounts were $23.6 million for the nine months ended September 30, 2018, a decrease of $3.9 million or 14% as compared to the same period in 2017. These decreases  were primarily due to decreases in service charges from account analysis services due to higher earning credit rates that offset fee income.

Credit and debit card fees were $16.5 million for the three months ended September 30, 2018, an increase of $0.4 million or 3% as compared to the same period in 2017. Credit and debit card fees were $49.0 million for the nine months ended September 30, 2018, an increase of $0.5 million or 1% as compared to the same period in 2017. The increase was due to a $1.5 million increase merchant service revenues and a $0.8 million increase in interchange settlement fees, partially offset by a $1.5 million increase in network association dues and a $0.2 million decrease in rental fees from credit card terminals.

Other service charges and fees were $9.6 million for the three months ended September 30, 2018, an increase of $1.1 million or 13% as compared to the same period in 2017. This increase was primarily due to a $0.9 million increase in fees from the sale of annuities and securities, a $0.1 million increase in residential mortgage loan servicing fees and a $0.1 million increase in fee income from our cash management services. Other service charges and fees were $28.6 million for the nine months ended September 30, 2018, an increase of $2.8 million or 11% as compared to the same period in 2017.  This increase was primarily due to a $1.9 million increase in fees from the sale of annuities and securities, a $0.6 million increase in fee income from our cash management services and a $0.4 million increase in fees from standby letters of credit arrangements.

Trust and investment services income was $7.5 million for the three months ended September 30, 2018, a decrease of $0.2 million or 2% as compared to the same period in 2017. Trust and investment services income was $23.4 million for the nine months ended September 30, 2018, an increase of $0.9 million or 4% as compared to the same period in 2017.  This increase was primarily due to a $0.4 million increase in investment management fees, a $0.4 million increase in business cash management fees and a $0.2 million increase in personal property agency account fees.

BOLI income was $3.7 million for the three months ended September 30, 2018, an increase of $0.6 million or 18% as compared to the same period in 2017. This increase was due to a $0.6 million increase in death benefit proceeds from a life insurance policy. BOLI income was $8.1 million for the nine months ended September 30, 2018, a decrease of $2.5 million or 23% as compared to the same period in 2017. This decrease was due to a $1.9 million decrease in BOLI earnings and a $0.6 million decrease in death benefit proceeds from several life insurance policies.

Other noninterest income was $2.2 million for the three months ended September 30, 2018, a decrease of $3.1 million or 59% as compared to the same period in 2017. This decrease was primarily due to a $2.7 million decrease related to a gain on the sale of bank properties in 2017 and a $0.9 million decrease in customer-related interest rate swap fees, partially offset by a $0.5 million increase in volume-based incentives. Other noninterest income was $13.2 million for the nine months ended September 30, 2018, a decrease of $3.2 million or 19% as compared to the same period in 2017. This decrease was primarily due to a $2.7 million decrease related to a gain on the sale of bank properties in 2017, a $0.8 million decrease related to insurance proceeds from a 2017 severe weather event that affected the Hawaiian Islands and a $0.6 million decrease in customer-related interest rate swap fees, partially offset by a $1.1 million gain on the sale of leased equipment.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended September 30, 2018 and 2017 and Table 11 presents the major components of noninterest expense for the nine months ended September 30, 2018 and 2017:

Noninterest Expense				Table 10
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits(1)	$41,959	$38,687	$3,272	8%
Contracted services and professional fees	11,478	10,834	644	6
Occupancy(2)	6,757	6,238	519	8
Equipment	4,181	4,174	7	—
Regulatory assessment and fees	3,966	3,668	298	8
Advertising and marketing	1,060	2,005	(945)	(47)
Card rewards program(2)	5,805	5,438	367	7
Other(1)	17,941	13,740	4,201	31
Total noninterest expense	$93,147	$84,784	$8,363	10%

(1)

The Company adopted ASU No. 2017-07 and applied the guidance retrospectively. As such, $2.9 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the three months ended September 30, 2017.

(2)

Certain prior period noninterest expense amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Noninterest Expense				Table 11
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits(1)	$125,755	$119,459	$6,296	5%
Contracted services and professional fees	36,770	33,530	3,240	10
Occupancy(2)	20,149	17,382	2,767	16
Equipment	13,104	12,898	206	2
Regulatory assessment and fees	12,164	11,192	972	9
Advertising and marketing	3,126	5,255	(2,129)	(41)
Card rewards program(2)	17,882	17,107	775	5
Other(1)	46,649	40,881	5,768	14
Total noninterest expense	$275,599	$257,704	$17,895	7%

(1)

The Company adopted ASU No. 2017-07 and applied the guidance retrospectively. As such, $8.7 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the nine months ended September 30, 2017.

(2)

Certain prior period noninterest expense amounts have been revised from the amounts previously reported to correct classification errors identified by management. For further information, see “Note 1. Organization and Basis of Presentation”.

Total noninterest expense was $93.1 million for the three months ended September 30, 2018, an increase of $8.4 million or 10% as compared to the same period in 2017. Total noninterest expense was $275.6 million for the nine months ended September 30, 2018, an increase of $17.9 million or 7% as compared to the same period in 2017.

Salaries and employee benefits expense was $42.0 million for the three months ended September 30, 2018, an increase of $3.3 million or 8% as compared to the same period in 2017.  This increase was primarily due to a $2.3 million increase in base salaries and related payroll taxes, a $0.9 million increase in other compensation, primarily related to bonuses resulting from the initial public offering and related stock-based compensation and a $0.6 million increase in group health plan costs. This was partially offset by a $0.7 million decrease in incentive compensation. Salaries and employee benefits expense was $125.8 million for the nine months ended September 30, 2018, an increase of $6.3 million or 5% as compared to the same period in 2017. This increase was primarily due to a $6.4 million increase in base salaries and related payroll taxes and a $1.8 million increase in group health plan costs. This was partially offset by a $2.0 million decrease in incentive compensation.

Contracted services and professional fees were $11.5 million for the three months ended September 30, 2018, an increase of $0.6 million or 6% as compared to the same period in 2017. This increase was due to a $0.5 million increase in outside services, primarily attributable to marketing and new customer services and a $0.2 million increase in contracted data processing expenses, primarily due to new merchant billing services. Contracted services and professional fees were $36.8 million for the nine months ended September 30, 2018, an increase of $3.2 million or 10% as compared to the same period in 2017.  This increase was due to a $1.8 million increase in outside services, primarily attributable to marketing and new customer services, a $0.9 million increase in contracted data processing expenses primarily due to new merchant billing services and a $0.4 million increase in audit, legal and consultant fees.

Occupancy expense was $6.8 million for the three months ended September 30, 2018, an increase of $0.5 million or 8% as compared to the same period in 2017. This increase was primarily due to a $0.8 million decrease in net sublease rental income, partially offset by a $0.3 million decrease in ATM rent expense. Occupancy expense was $20.1 million for the nine months ended September 30, 2018, an increase of $2.8 million or 16% as compared to the same period in 2017.  This increase was primarily due to a $2.1 million decrease in net sublease rental income, mainly attributable to the sale of a bank property in December 2017, and a $1.3 million increase in building maintenance expense. This was partially offset by a $0.6 million decrease in ATM rent expense.

Regulatory assessment and fees were $4.0 million for the three months ended September 30, 2018, an increase of $0.3 million or 8% as compared to the same period in 2017. Regulatory assessment and fees were $12.2 million for the nine months ended September 30, 2018, an increase of $1.0 million or 9% as compared to the same period in 2017.  These increases were primarily due to an increase in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate.

Advertising and marketing expense was $1.1 million for the three months ended September 30, 2018, a decrease of $0.9 million or 47% as compared to the same period in 2017. This decrease was primarily due to a $0.7 million increase in vendor reimbursements as well as a $0.3 million decrease in advertising costs recorded during the three months ended September 30, 2018. Advertising and marketing expense was $3.1 million for the nine months ended September 30, 2018, a decrease of $2.1 million or 41% as compared to the same period in 2017.  This decrease was primarily due to a $1.3 million increase in vendor reimbursements as well as a $0.8 million decrease in advertising costs recorded during the nine months ended September 30, 2018.

Card rewards program expense was $5.8 million for the three months ended September 30, 2018, an increase of $0.4 million or 7% as compared to the same period in 2017. Card rewards program expense was $17.9 million for the nine months ended September 30, 2018, an increase of $0.8 million or 5% as compared to the same period in 2017.  This increase was primarily due to a $0.9 million increase in interchange fees paid to our credit card partners and a $0.4 million increase in credit card cash reward redemptions,  partially offset by $0.5 million decrease in priority rewards card redemptions.

Other noninterest expense was $17.9 million for the three months ended September 30, 2018, an increase of $4.2 million or 31% as compared to the same period in 2017. This increase was primarily due to a $4.1 million charge recorded in connection with the anticipated settlement of a putative class action lawsuit against the Company. Other noninterest expense was $46.6 million for the nine months ended September 30, 2018, an increase of $5.8 million or 14% as compared to the same period in 2017. This increase was primarily due to a $4.1 million charge recorded in connection with the anticipated class action lawsuit settlement noted above, $1.2 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.7 million loss on our funding swap related to a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016, a $0.6 million increase in charitable contributions, a $0.5 million increase in software amortization expense and a $0.4 million increase in the Company’s mortgage errors and omissions insurance policy expense. This was partially offset by a $1.7 million decrease in pension-related expenses. Additional information related to our funding swap is presented in “Note 13. Derivative Financial Instruments” contained in our unaudited interim consolidated financial statements.

Provision for Income Taxes

The provision for income taxes was $23.7 million (an effective tax rate of 25.99%) for the three months ended September 30, 2018, compared with the provision for income taxes of $35.3 million (an effective tax rate of 37.71%) for the same period in 2017. The provision for income taxes was $71.8 million (an effective tax rate of 26.00%) for the nine months ended September 30, 2018, compared with the provision for income taxes of $102.1 million (an effective tax rate of 37.25%) for the same period in 2017. The decreases in the effective tax rate for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 were due to the impact of the Tax Act that was signed into law on December 22, 2017, which reduced the corporate tax rate from 35% to 21%. Additional information about the provision for income taxes is presented in “Note 12. Income Taxes” contained in our unaudited interim consolidated financial statements.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and nine months ended September 30, 2018 and 2017. Additional information about operating segment performance is presented in “Note 19. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Retail Banking	$55,201	$47,446	$165,408	$138,144
Commercial Banking	18,574	16,498	55,734	51,387
Treasury and Other	(6,387)	(5,581)	(16,743)	(17,533)
Total	$67,388	$58,363	$204,399	$171,998

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

Net income for the Retail Banking segment was $55.2 million for the three months ended September 30, 2018, an increase of $7.8 million or 16% as compared to the same period in 2017. The increase in net income for the Retail Banking segment was primarily due to a $9.3 million decrease in the provision for income taxes and a $2.9 million increase in net interest income, partially offset by a $4.5 million increase in noninterest expense. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. The increase in noninterest expense was primarily due to a $4.1 million charged recorded in connection with an anticipated settlement agreement to resolve a putative class action lawsuit against the Company. Net income for the Retail Banking segment was $165.4 million for the nine months ended September 30, 2018, an increase of $27.3 million or 20% as compared to the same period in 2017. The increase in net income for the Retail Banking segment was primarily due to a $23.7 million decrease in the provision for income taxes and an $11.2 million increase in net interest income. This was partially offset by a $5.1 million increase in noninterest expense, a $1.5 million increase in the provision for loan and lease losses and a $1.0 million decrease in noninterest income. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in net interest income was primarily due to higher earnings credits from our deposit portfolio. The increase in noninterest expense was primarily due to the charge recorded in connection with our class action lawsuit as noted above, and an increase in compensation and occupancy expenses, partially offset by lower expenses that were allocated to the Retail Banking segment. The decrease in noninterest income was primarily due to a decrease in service charges from account analysis services, partially offset by an increase in fees from the sale of annuities and securities.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, auto dealer financing, deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $18.6 million for the three months ended September 30, 2018, an increase of $2.1 million or 13% as compared to the same period in 2017. The increase in net income for the Commercial Banking segment was primarily due to a $3.6 million decrease in the provision for income taxes and a $1.2 million increase in net interest income, partially offset by a $3.1 million increase in noninterest expense. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in net interest income was primarily due to higher interest income from our commercial lending portfolio, particularly our commercial real estate loans. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment. Net income for the Commercial Banking segment was $55.7 million for the nine months ended September 30, 2018, an increase of $4.3 million or 8% as compared to the same period in 2017. The increase in net income for the Commercial Banking segment was primarily due to an $11.1 million decrease in the provision for income taxes, a $2.7 million increase in noninterest income and a $2.6 million increase in net interest income, partially offset by a $10.6 million increase in noninterest expense and a $1.5 million increase in the provision for loan and lease losses. The decrease in the provision for income taxes was primarily due to the Tax Act. The increase in noninterest income was primarily due to an increase in merchant service revenues, an airline excise tax settlement, a gain on the sale of leased equipment and an increase in interchange settlement fees, partially offset by an increase in network association dues. The increase in net interest income was primarily due to an increase in interest income from our commercial lending portfolio, particularly our commercial real estate loans. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and an increase in operational losses and contracted data processing expenses.

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

Net loss for the Treasury and Other segment was $6.4 million for the three months ended September 30, 2018,  an increase in loss of $0.8 million or 14% as compared to the same period in 2017. The increase in the net loss was primarily due to a $2.6 million decrease in noninterest income and a $1.2 million decrease in the benefit for income taxes, partially offset by a $3.8 million increase in net interest income. The decrease in noninterest income was primarily due to a decrease related to a gain on the sale of bank properties in 2017. The decrease in the benefit for income taxes was primarily due to the Tax Act. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and yields in our loan portfolio. Net loss for the Treasury and Other segment was $16.7 million for the nine months ended September 30, 2018, a decrease in loss of $0.8 million or 5% as compared to the same period in 2017. The decrease in the net loss was primarily due to a $14.6 million increase in net interest income, partially offset by a $7.1 million decrease in noninterest income, a $4.5 million decrease in the benefit for income taxes and a $2.2 million increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and yields in our loan portfolio and higher yields in our investment securities portfolio. The decrease in noninterest income was primarily due to a decrease related to a gain on the sale of bank properties in 2017, a decrease in BOLI income and a decrease related to insurance proceeds from a 2017 severe weather event that affected the Hawaiian Islands. The decrease in the benefit for income taxes was primarily due to the Tax Act. The increase in noninterest expense was primarily due to an increase in base salaries,  building maintenance and outside services expenses,  as well as a decrease in sublease rental income.  This was partially offset by a decrease in pension-related expenses and advertising costs as well as an increase in vendor reimbursements.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of September 30, 2018 and December 31, 2017, cash and cash equivalents were $0.7 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $4.6 billion and $5.2 billion as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of September 30, 2018 and December 31, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 4.0 years and 3.8 years, respectively. Furthermore, as of September 30, 2018, we expect maturities and paydowns of approximately $723.2 million to occur over the next twelve months. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of September 30, 2018, we have borrowing capacity of $1.7 billion from the FHLB and $713.0 million from the FRB based on the amount of collateral pledged. During the three and nine months ended September 30, 2018, advances totaling $200.0 million and $400.0 million, respectively, were issued from the FHLB.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.6 billion and $14.7 billion as of September 30, 2018 and December 31, 2017, which represented 88% and 83%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and dividends to be paid to our stockholders. We expect to meet these obligations primarily from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short- and long-term borrowings and the issuance of long-term debt and equity securities.

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of September 30, 2018 and December 31, 2017:

Investment Securities		Table 13
	September 30,	December 31,
(dollars in thousands)	2018	2017
U.S. Treasury securities	$383,890	$392,255
Government-sponsored enterprises debt securities	237,217	242,601
Government agency mortgage-backed securities	419,293	351,390
Government-sponsored enterprises mortgage-backed securities	154,133	174,741
Collateralized mortgage obligations:
Government agency	2,753,966	3,290,474
Government-sponsored enterprises	627,239	762,718
Debt securities issued by state and political subdivisions	19,563	20,479
Total available-for-sale securities	$4,595,301	$5,234,658

Table 14 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of September 30, 2018:

Maturities and Weighted-Average Yield on Securities(1)											Table 14
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 Year	Average	Year -	Average	Years -	Average	Over 10	Average		Average	Fair
(dollars in millions)	or Less	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total	Yield	Value
As of September 30, 2018
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$403.4	1.32%	$—	—%	$—	—%	$403.4	1.32%	$383.9
Government-sponsored enterprises debt securities	—	—	100.0	1.86	149.7	2.22	—	—	249.7	2.08	237.2
Mortgage-Backed Securities(2):
Government agency	51.2	2.76	175.0	2.77	113.3	2.74	100.3	2.71	439.8	2.75	419.3
Government-sponsored enterprises	30.4	2.34	75.9	2.33	36.9	2.26	18.8	2.24	162.0	2.31	154.1
Collateralized mortgage obligations(2):
Government agency	523.9	2.01	1,478.0	2.04	700.1	2.09	205.0	2.12	2,907.0	2.05	2,754.0
Government-sponsored enterprises	117.7	1.95	366.3	1.97	164.2	2.02	9.6	1.70	657.8	1.97	627.2
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	20.3	3.32	20.3	3.32	19.6
Total available-for-sale securities as of September 30, 2018	$723.2	2.07%	$2,598.6	1.97%	$1,164.2	2.16%	$354.0	2.35%	$4,840.0	2.06%	$4,595.3

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $4.6 billion as of September 30, 2018, a decrease of $639.4 million or 12% compared to December 31, 2017. This decrease was primarily due to our use of paydowns and maturities to fund loan growth. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be other-than-temporarily impaired (“OTTI”).

As of September 30, 2018, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.4 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $573.4 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae, $383.9 million in U.S. Treasury securities, $237.2 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds) and $19.6 million in debt securities issued by state and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.1 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively. Gross unrealized losses in our investment securities portfolio were $244.8 million and $122.9 million as of September 30, 2018 and December 31, 2017, respectively. Higher unrealized losses in our investment securities portfolio were primarily due to higher market interest rates as of September 30, 2018, relative to when the investment securities were purchased. The higher gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of September 30, 2018, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of September 30, 2018 and December 31, 2017, we held FHLB stock of $26.1 million and $10.1 million, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of September 30, 2018 and December 31, 2017:

Loans and Leases		Table 15
	September 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$2,969,237	$3,135,266
Real estate:
Commercial	2,891,753	2,667,597
Construction	612,794	632,911
Residential	4,313,489	4,090,053
Total real estate	7,818,036	7,390,561
Consumer	1,651,877	1,586,476
Lease financing	161,314	165,066
Total loans and leases	$12,600,464	$12,277,369

Total loans and leases were $12.6 billion as of September 30, 2018, an increase of $323.1 million or 3% from December 31, 2017 with increases in all categories except commercial and industrial loans, construction loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.0 billion as of September 30, 2018, a decrease of $166.0 million or 5% from December 31, 2017.  This decrease was primarily due to greater than expected prepayments. Additionally, commercial and industrial loans also decreased due to lower dealer flooring balances as dealers more carefully managed their inventory levels as well as increased competition from captive finance companies.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $2.9 billion as of September 30, 2018, an increase of $224.2 million or 8% from December 31, 2017.  Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $612.8 million as of September 30, 2018, a decrease of $20.1 million or 3% from December 31, 2017, in part due to greater than expected prepayments.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.3 billion as of September 30, 2018, an increase of $223.4 million or 6% from December 31, 2017.  Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the relatively low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.7 billion as of September 30, 2018, an increase of $65.4 million or 4% from December 31, 2017. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contributed to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $161.3 million as of September 30, 2018, a decrease of $3.8 million or 2% from December 31, 2017.

See “Note 3. Loans and Leases” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2018 and December 31, 2017:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,205,171	$1,584,572	$130,610	$48,884	$2,969,237
Real estate:
Commercial	1,922,667	594,055	374,132	899	2,891,753
Construction	343,384	241,619	27,791	—	612,794
Residential	4,165,150	2,893	145,446	—	4,313,489
Total real estate	6,431,201	838,567	547,369	899	7,818,036
Consumer	1,226,781	23,179	399,926	1,991	1,651,877
Lease financing	48,393	95,214	8,158	9,549	161,314
Total Loans and Leases	$8,911,546	$2,541,532	$1,086,063	$61,323	$12,600,464
Percentage of Total Loans and Leases	71%	20%	9%	0%	100%

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

Table 18 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of September 30, 2018:

Maturities for Selected Loan Categories(1)				Table 18
	September 30, 2018
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,200,680	$1,445,711	$322,846	$2,969,237
Real estate - construction	137,429	249,321	226,044	612,794
Total Loans and Leases	$1,338,109	$1,695,032	$548,890	$3,582,031

Total of loans due after one year with:
Fixed interest rates		$259,950	$103,562	$363,512
Variable interest rates		1,435,082	445,328	1,880,410
Total Loans and Leases		$1,695,032	$548,890	$2,243,922

(1)	Based on contractual maturities.

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

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2018 and December 31, 2017:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	September 30,	December 31,
(dollars in thousands)	2018	2017
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$481	$2,932
Real estate - commercial	2,786	1,786
Real estate - construction	2,001	—
Total Commercial Loans	5,268	4,718
Residential	5,678	5,107
Total Non-Accrual Loans and Leases	10,946	9,825
Other Real Estate Owned	362	329
Total Non-Performing Assets	$11,308	$10,154

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$141	$220
Real estate - commercial	172	1,400
Total Commercial Loans	313	1,620
Residential	2,788	1,360
Consumer	2,813	1,394
Total Accruing Loans and Leases Past Due 90 Days or More	$5,914	$4,374

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	28,608	34,130
Total Loans and Leases	$12,600,464	$12,277,369

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.09%	0.08%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.14%	0.12%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2018:

Non-Performing Assets	Table 20
Nine Months Ended September 30,
(dollars in thousands)	2018
Balance at beginning of period	$10,154
Additions	7,051
Reductions
Payments	(3,919)
Return to accrual status	(1,014)
Sales of other real estate owned	(329)
Charge-offs/write-downs	(635)
Total Reductions	(5,897)
Balance at End of Period	$11,308

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

Total NPAs were $11.3 million as of September 30, 2018, an increase of $1.2 million or 11% from December 31, 2017. The ratio of our NPAs to total loans and leases and other real estate owned was 0.09% as of September 30, 2018, an increase of one basis point from December 31, 2017. The increase in total NPAs was primarily due to a $2.0 million increase in construction loans and a $1.0 million increase in commercial real estate loans, partially offset by a $2.5 million decrease in commercial and industrial non-accrual loans.

The largest component of our NPAs continues to be residential real estate loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2018, residential real estate non-accrual loans were $5.7 million, an increase of $0.6 million or 11% from December 31, 2017. As of September 30, 2018, our residential real estate non-accrual loans were comprised of 33 loans with a weighted average current loan-to-value (“LTV”) ratio of 72%.

Commercial and industrial non-accrual loans were $0.5 million as of September 30, 2018, a decrease of $2.5 million or 84% from December 31, 2017. All of our remaining commercial and industrial non-accrual loans were individually evaluated for impairment and we have already taken $0.1 million in charge-offs related to these loans.

Commercial real estate non-accrual loans were $2.8 million as of September 30, 2018, an increase of $1.0 million or 56% from December 31, 2017. This increase was attributable to the addition of a $1.1 million commercial real estate non-accrual loan for which the collateral value exceeds the outstanding balance. As result, no charge-offs have been taken on this loan.

Construction non-accrual loans were $2.0 million as of September 30, 2018, an increase of $2.0 million or 100% from December 31, 2017.  This increase was primarily due to the addition of a $2.0 million construction non-accrual loan for which the collateral value exceeds the outstanding balance.  As result, no charge-offs have been taken on this loan.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.4 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, and was comprised of two residential real estate properties as of September 30, 2018 and one residential real estate property as of December 31, 2017.

As noted above, the increase in NPAs is primarily due to the addition of a construction loan and a commercial real estate loan to non-accrual status. However, NPAs continue to remain at relatively low levels due to strong general economic conditions in Hawaii, led by strong tourism and construction industries, low unemployment and a continued strong real estate market. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $5.9 million as of September 30, 2018, an increase of $1.5 million or 35% as compared to December 31, 2017.  Residential real estate loans and consumer loans that were past due 90 days or more and still accruing interest increased by $1.4 million each during the nine months ended September 30, 2018. The increase in loans that were past due 90 days or more and still accruing interest was primarily due to the timing of receipt of payments.

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

Impaired loans were $39.6 million and $45.3 million as of September 30, 2018 and December 31, 2017, respectively. These impaired loans had a related Allowance of $0.9 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively. The decrease in impaired loans during the nine months ended September 30, 2018 was primarily due to a net decrease of six commercial and industrial loans totaling $4.2 million and a net decrease of three commercial real estate loans totaling $2.3 million, partially offset by a net increase of one construction loan  of $2.0 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of September 30, 2018 and December 31, 2017, we recorded charge-offs of $0.8 million and $1.5 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of September 30, 2018 had been accrued under the original terms, approximately $0.2 million and $0.5 million in additional interest income would have been recorded during the three and nine months ended September 30, 2018, respectively, compared to nil and $0.2 million in additional interest income that would have been recorded for the same period in 2017, respectively. Actual interest income recorded on these loans was $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2018 compared to $0.5 million and $1.8 million, respectively, for the same period in 2017.

Loans Modified in a Troubled Debt Restructuring

Table 21 presents information on loans whose terms have been modified in a TDR as of September 30, 2018 and December 31, 2017:

Loans Modified in a Troubled Debt Restructuring		Table 21
	September 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$12,304	$15,251
Real estate - commercial	4,864	8,850
Total commercial	17,168	24,101
Residential	12,714	12,394
Total	$29,882	$36,495

Loans modified in a TDR were $29.9 million as of September 30, 2018, a decrease of $6.6 million or 18% from December 31, 2017. This decrease was primarily due to the payoffs of six commercial and industrial loans of $3.2 million, one commercial real estate loan of $1.4 million and five residential real estate loans of $1.5 million along with decreases of other loans related to payments. As of September 30, 2018, $28.6 million or 96% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2018 and December 31, 2017 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 22 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses				Table 22
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$140,601	$136,883	$137,253	$135,494
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(303)	(408)	(778)	(1,338)
Lease financing	—	(1)	—	(147)
Total Commercial Loans	(303)	(409)	(778)	(1,485)
Residential	(125)	(293)	(159)	(315)
Consumer	(5,700)	(6,263)	(18,615)	(17,086)
Total Loans and Leases Charged-Off	(6,128)	(6,965)	(19,552)	(18,886)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	51	582	154	825
Real estate - commercial	21	336	175	468
Total Commercial Loans	72	918	329	1,293
Residential	442	139	684	610
Consumer	1,803	1,852	6,106	5,416
Total Recoveries on Loans and Leases Previously Charged-Off	2,317	2,909	7,119	7,319
Net Loans and Leases Charged-Off	(3,811)	(4,056)	(12,433)	(11,567)
Provision for Loan and Lease Losses	4,460	4,500	16,430	13,400
Balance at End of Period	$141,250	$137,327	$141,250	$137,327
Average Loans and Leases Outstanding	$12,595,668	$12,115,001	$12,482,747	$11,868,917
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (1)	0.12%	0.13%	0.13%	0.13%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.12%	1.13%	1.12%	1.13%

(1)   Annualized for the three and nine months ended September 30, 2018 and 2017.

Tables 23 and 24 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2018 and December 31, 2017:

Allocation of the Allowance by Loan and Lease Category	Table 23
	September 30,	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$33,436	$34,006
Real estate - commercial	20,814	18,044
Real estate - construction	6,218	6,817
Lease financing	528	611
Total commercial	60,996	59,478
Residential	44,389	42,852
Consumer	33,993	31,249
Unallocated	1,872	3,674
Total Allowance for Loan and Lease Losses	$141,250	$137,253

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 24
	September 30,		December 31,
	2018		2017
	Allocated	Loan category	Allocated	Loan category
	Allowance as	as % of total	Allowance as	as % of total
	% of loan or	loans and	% of loan or	loans and
	lease category	leases	lease category	leases
Commercial and industrial	1.13%	23.57%	1.08%	25.54%
Real estate - commercial	0.72	22.95	0.68	21.73
Real estate - construction	1.01	4.86	1.08	5.16
Lease financing	0.33	1.28	0.37	1.34
Total commercial	0.92	52.66	0.90	53.77
Residential	1.03	34.23	1.05	33.31
Consumer	2.06	13.11	1.97	12.92
Total	1.12%	100.00%	1.12%	100.00%

As of September 30, 2018, the Allowance was $141.3 million or 1.12% of total loans and leases outstanding, compared with an Allowance of $137.3 million or 1.12% of total loans and leases outstanding as of December 31, 2017. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $3.8 million or 0.12% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2018 compared to $4.0 million or 0.13% of total average loans and leases, on an annualized basis, for three months ended September 30, 2017. Net charge-offs in our commercial lending portfolio were $0.2 million for the three months ended September 30, 2018 compared to net recoveries of $0.5 million for the three months ended September 30, 2017. Net recoveries in our residential lending portfolio were $0.3 million for the three months ended September 30, 2018 compared to $0.2 million net charge-offs for the three months ended September 30, 2017. Net charge-offs in our consumer lending portfolio were $3.9 million and $4.4 million for the three months ended September 30, 2018 and 2017, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $12.4 million or 0.13% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2018 compared to $11.6 million or 0.13% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2017. Net charge-offs in our commercial lending portfolio were $0.4 million for the nine months ended September 30, 2018 compared to net charge-offs of $0.2 million for the nine months ended September 30, 2017. Net recoveries in our residential lending portfolio were $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $12.5 million and $11.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

As of September 30, 2018, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2017. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both September 30, 2018 and December 31, 2017. Our goodwill originated from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and nine months ended September 30, 2018. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $436.3 million as of September 30, 2018, an increase of $81.0 million or 23% from December 31, 2017. This increase was primarily due to a $45.6 million increase in affordable housing and other tax credit investment partnership interests, a $26.2 million increase in prepaid expenses and a $16.0 million increase in FHLB Stock. This increase was partially offset by a $12.7 million decrease in our interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of September 30, 2018 and December 31, 2017:

Deposits		Table 25
	September 30,	December 31,
(dollars in thousands)	2018	2017
Demand	$5,807,355	$6,126,853
Savings	4,685,460	4,509,419
Money Market	2,905,959	2,801,968
Time(1)	3,290,499	4,173,882
Total Deposits	$16,689,273	$17,612,122

(1)	Public time deposits were $1.2 billion as of September 30, 2018, a decrease of $788.3 million or 40% as compared to December 31, 2017.

Total deposits were $16.7 billion as of September 30, 2018, a decrease of $922.8 million or 5% from December 31, 2017. The decrease in deposit balances stemmed from an $883.4 million or 21% decrease in time deposit balances, primarily from a $788.3 million decrease in public time deposits, and a $319.5 million or 5% decrease in demand deposit balances, primarily due to a $324.7 million decrease in business analyzed deposit accounts due to higher earning credit rates. This was partially offset by a $176.0 million or 4% increase in savings deposit balances and a $104.0 million or 4% increase in money market deposit balances.

Short-term and Long-term Borrowings

Short-term borrowings were $30.0 million as of September 30, 2018, an increase of $30.0 million from December 31, 2017. This increase was due to federal funds purchased, totaling $30.0 million with a weighted-average interest rate of 2.25%.

Table 26 below provides selected information for short-term borrowings for the nine months ended September 30, 2018 and 2017:

Short-term borrowings		Table 26
	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Federal funds purchased:
Weighted-average interest rate at September 30,	2.25%	—%
Highest month-end balance	$30,000	$6,000
Average outstanding balance	$6,073	$927
Weighted-average interest rate paid	1.26%	0.64%

Long-term borrowings  were  $400.0 million as of September 30, 2018, an increase of $400.0 million from December 31, 2017. This increase was due to issuances of FHLB fixed-rate advances totaling $400.0 million with a weighted average interest rate of 2.84%  and maturity dates in 2020. As of September 30, 2018, the available remaining borrowing capacity with the FHLB was $1.7 billion. The FHLB fixed rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of September 30, 2018.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $122.2 million as of September 30, 2018, an increase of $2.0 million or 2% from December 31, 2017. This increase was primarily due to net periodic benefit costs for the nine months ended September 30, 2018 of $8.0 million, partially offset by payments of $6.1 million.

See ‘‘Note 17. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of September 30, 2018, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $184.3 million to Japan. As of December 31, 2017, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $177.3 million to Japan. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both September 30, 2018 and December 31, 2017.

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

Under the Capital Rules, the minimum capital ratios that became effective on January 1, 2015 were as follows:

•	4.5% CET1 capital to risk-weighted assets,
•	6.0% Tier 1 capital (that is, CET1 capital plus Additional Tier 1 capital) to risk-weighted assets,
•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets, and
•	4.0% Tier 1 capital to average quarterly assets.

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

As of September 30, 2018, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since September 30, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 27
	September 30,	December 31,
(dollars in thousands)	2018	2017
Stockholders' Equity	$2,423,462	$2,532,551
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(204,699)	(96,383)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,632,669	$1,633,442
Add:
Allowable Reserve for Loan and Lease Losses and Unfunded Commitments	141,850	137,853
Total Capital	$1,774,519	$1,771,295
Risk-Weighted Assets	$13,506,595	$13,120,542

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.09%	12.45%
Tier 1 Capital Ratio	12.09%	12.45%
Total Capital Ratio	13.14%	13.50%
Tier 1 Leverage Ratio	8.42%	8.52%

Total stockholders’ equity was $2.4 billion as of September 30, 2018, a decrease of $109.1 million or 4% from December 31, 2017. The decrease in stockholders’ equity was primarily due to an increase of $131.8 million in treasury stock related to our share repurchases from BWC concurrent with a secondary offering, dividends declared and paid to the Company’s stockholders of $98.7 million for the nine months ended September 30, 2018 and an increase of $88.2 million in accumulated other comprehensive loss, net of tax, primarily due to higher unrealized losses on our investment securities due to rising interest rates. This was partially offset by earnings for the period of $204.4 million.

In October 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share on our outstanding shares. The dividend will be paid on December 7, 2018 to shareholders of record at the close of business on November 26, 2018.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of September 30, 2018 and December 31, 2017, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.7 billion and $2.3 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2018, there was one repurchase of a residential mortgage loan of $0.7 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2018, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2018.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2018, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2018, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of September 30, 2018 and December 31, 2017, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 28 presents, for the twelve months subsequent to September 30, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast, incorporating expected changes in the balance sheet, and 2) a static forecast, where the balance sheet as of September 30, 2018 and December 31, 2017 is held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months				Table 28
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
	As of September 30, 2018		As of December 31, 2017
Immediate Change in Interest Rates (basis points)
+200	7.1%	9.9%	6.3%	10.9%
+100	4.2	5.0	3.8	5.5
(100)	(5.3)	(5.3)	(4.8)	(4.8)

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

Under the dynamic balance sheet forecasts, the change in net interest income from the base case scenario as of September 30, 2018 was slightly more sensitive as compared to similar projections made as of December 31, 2017. Under the static balance sheet forecasts, larger sensitivities are generally experienced in these scenarios as expected changes in the deposit mix are not reflected in the forecast over the next twelve months.

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

Through review and oversight by the ALCO, we attempt to engage in strategies that neutralize interest rate risk as much as possible. Our use of derivative financial instruments, as detailed in “Note 13. Derivative Financial Instruments” to the unaudited interim consolidated financial statements, has generally been limited. This is due to natural on balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company operates in a highly regulated environment. From time to time, the Company is party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. For additional information, see the discussion related to contingencies in “Note 14. Commitments and Contingent Liabilities” in our unaudited interim consolidated financial statements under “Part I, Item 1. Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs
July 1, 2018 through July 31, 2018	-	$-	-	$-
August 1, 2018 through August 31, 2018	1,801,801	27.75	-	-
September 1, 2018 through September 30, 2018	-	-	-	-
Total	1,801,801	$27.75	-

(1)

On July 26, 2018, we entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with BNPP and BWC, pursuant to which we acquired from BWC 1,801,801 shares of our common stock, par value $0.01 per share (the “Direct Share Repurchase”). Pursuant to the Share Repurchase Agreement, the per share purchase price paid by the Company was equal to $27.75, the same per share purchase price paid by the underwriter to BWC in connection with a registered public offering of shares of the common stock of the Company by BWC completed on August 1, 2018. The Direct Share Repurchase was completed on August 1, 2018 for an aggregate purchase price of approximately $50.0 million.

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran. Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR 0.5 million and EUR 1.0 million during the three and nine months ended September 30, 2018, respectively, in connection with these projects, with a net profit of less than that amount, which were mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

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

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

10.1	Offer Letter, dated as of July 25, 2018, from Robert S. Harrison on behalf of First Hawaiian Bank to Ravi Mallela

10.2

Share Repurchase Agreement, dated as of July 26, 2018, among BNP Paribas, BancWest Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 1, 2018 (File No. 001-14585))

10.3

Amendment No. 1 to the Stockholder Agreement, dated as of August 1, 2018, between BNP Paribas and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 1, 2018 (File No. 001-14585))

10.4	Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2018		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)