Form 10-K
period 2018-12-31
FIRST HAWAIIAN, INC.
filed 2019-02-28
CIK 36377

Com

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $2.0 billion, based on the closing sale price of $29.02 as reported on the NASDAQ Global Select Market.

As of February 20, 2019, there were 134,874,302 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We are a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly‑owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, FHB is the largest full service bank headquartered in Hawaii as measured by assets, loans, deposits and core net income. As of December 31, 2018, we had $20.7 billion of assets, $13.1 billion of gross loans and leases, $17.2 billion of deposits and $2.5 billion of stockholders’ equity. We generated $264.4 million of net income or diluted earnings per share of $1.93 per share for the year ended December 31, 2018.

Through the Bank, we operate a network of 60 branches in Hawaii (55 branches), Guam (3 branches) and Saipan (2 branches). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii‑based businesses with over $10 million of revenue, strong balance sheets and high quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

We seek to develop comprehensive, long-term banking relationships by offering a diverse array of products and services, cross‑selling those products and services and delivering high quality customer service. Our service culture and emphasis on repeat positive customer experiences are integral to our banking strategy and exemplified by our longstanding customer relationships.

We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Analysis of Business Segments” and “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

As of December 31, 2018, we had approximately 2,200 employees, which included full time employees, part time employees and temporary employees. None of our employees are parties to a collective bargaining agreement and we do not expect a significant change in the number of our employees in the near future.

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

Initial Public Offering and Separation from BNPP

Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016. In August 2016, FHI completed its initial public offering (“IPO”) of 24,250,000 shares of common stock sold by BWC. In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering. In May and June 2018, BWC sold an additional 16,830,000 shares of FHI common stock in the aggregate in a secondary offering. BWC sold 20,000,000 additional shares of FHI common stock in secondary offerings completed in each of August and September 2018, respectively. BWC sold shares of FHI common stock of 2,968,069 and 1,801,801 in May and August 2018, respectively, to the Company pursuant to share repurchase agreements. BWC sold 24,859,750 shares of FHI common stock in a secondary offering completed in February 2019. FHI did not receive any of the proceeds from the aforementioned sales of shares of its common stock by BWC. Following the completion of the secondary offering completed on February 1, 2019, BNPP (through BWC) fully exited its stake in FHI common stock.

In connection with BNPP’s gradual selldown of FHI common stock, Jean-Milan Givadinovitch, Xavier Antiglio, J. Michael Shepherd, Michel Vial and Gérard Gil, each a BNPP designee to the FHI board of directors, resigned from the FHI board of directors. The FHI board of directors appointed Faye Kurren, Jenai Wall and C. Scott Wo to fill such vacancies. As a result, all directors designated by BNPP have resigned from the FHI board of directors.

The Company and/or Bank entered into contractual arrangements with BNPP and/or its affiliates to provide a framework for our ongoing relationship with BNPP, including a Stockholder Agreement, a Transitional Services Agreement, a Registration Rights Agreement, a License Agreement and an Insurance Agreement. Following the completion of BNPP’s divestiture of the Company’s common stock on February 1, 2019 and the resignation from FHI’s board of directors of all remaining directors nominated by BNPP, the non-control date under the Stockholder Agreement occurred. As a result, BNPP’s governance and consent rights under the Stockholder Agreement, and its substantive rights under the Registration Rights Agreement, have terminated. The Transitional Services Agreement has also terminated.

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

Supervision and Regulation

We are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This regulatory framework may materially impact our growth potential and financial performance and is intended primarily for the protection of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of stockholders or other investors.

Significant elements of the statutes, regulations and policies applicable to the Company are described below. This description is qualified in its entirety by reference to the full text of the statutes, regulations and policies described. These statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. Regulation and regulatory oversight have increased significantly since 2010 as a result of the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and recent political developments have added additional uncertainty to the implementation, scope and timing of regulatory reforms.

Regulatory Agencies

FHI is a bank holding company under the U.S. Bank Holding Company Act of 1956 (the “BHC Act”) and has elected to be treated as a financial holding company under the BHC Act. Consequently, FHI and its subsidiary are subject to the supervision, regulation, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The BHC Act provides generally for “umbrella” regulation of bank holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, authorizes the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

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

FHB is a Federal Deposit Insurance Corporation (the “FDIC”) insured bank chartered under the laws of the state of Hawaii. FHB is not a member of the Federal Reserve System. Consequently, the FDIC and the Hawaii Department of Financial Institutions (the “DFI”) are the primary regulators of FHB and also regulate its subsidiaries. FHB’s branch operations in Guam are also subject to regulation by the Banking and Insurance Commissioner of the Government of Guam Department of Revenue and Taxation (the “Guam Banking and Insurance Commissioner”). FHB’s branch operation in Saipan, which is one of the principal islands of the Commonwealth of the Northern Mariana Islands (“CNMI”), is subject to the regulatory jurisdiction of the Division of Banking of the CNMI Department of Commerce. In addition, as the owner of a Hawaii‑chartered bank, FHI is registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the “Hawaii Code”) and is subject to the registration, reporting and examination requirements of the Hawaii Code, as well as supervision and examination by the Hawaii DFI.

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

The BHC Act does not place territorial restrictions on permissible non banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Permissible Activities for Banks

As a Hawaii-chartered bank, FHB’s business is generally limited to activities permitted by Hawaii law and any applicable federal laws. Under the Hawaii Code, the Bank may generally engage in all usual banking activities, including accepting deposits; extending loans and lines of credit; borrowing money; issuing, confirming and advising letters of credit; entering into repurchase agreements; buying and selling foreign currency and, subject to certain limitations, making investments. Subject to prior approval by the Commissioner of the Hawaii DFI and by the DCCA Insurance Division, the Bank may also permissibly engage in activities related to a trust business, activities relating to insurance and annuities and any activity permissible for a national banking association.

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

Enhanced Prudential Standards

The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), which was signed into law on May 24, 2018, directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $250 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions. In general, EGRRCPA increased the statutory asset threshold above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion (subject to certain discretion by the Federal Reserve to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA). BHCs with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act’s enhanced prudential standards requirements.

In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. Beginning in 2015, the rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. In October 2018, the Federal Reserve proposed rules that would tailor the application of the enhanced prudential standards to BHCs per the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. For example, consistent with the threshold in the EGRRCPA, the requirement to maintain a risk committee would be revised to apply to all publicly traded bank holding companies with $50 billion or more in total consolidated assets.

Capital Planning (Comprehensive Capital Analysis and Review) and Stress Testing. Under the EGRRCPA, BHCs with between $100 billion and $250 billion in total consolidated assets are subject to “periodic” supervisory stress tests to determine whether they have adequate capital available to absorb losses as a result of adverse economic conditions and BHCs and banks with more than $250 billion in total consolidated assets must conduct “periodic” company-run stress tests. On July 6, 2018, three Federal banking agencies issued statements providing, among other things, that BHCs and banks with less than $100 billion in total consolidated assets, such as the Company and the Bank, would be immediately exempt from the Dodd-Frank company-run stress testing requirement (commonly referred to as “DFAST”). The three Federal banking agencies have also proposed rules to increase the asset threshold for company-run DFAST.

Covered bank holding companies and U.S. intermediate holding companies, such as BNP Paribas USA, may make capital distributions - which include payments of dividends or stock repurchases not only by the covered company but also its subsidiaries - only in accordance with a capital plan submitted as part of the CCAR process that has been reviewed and not objected to by the Federal Reserve. On August 1, 2018, we received notice from BNPP that it expected to cease consolidating FHI’s financial statements with (i) the BNPP consolidated financial statements under International Financial Reporting Standards and (ii) the BNP Paribas USA consolidated financial statements under U.S. GAAP (the date on which BNPP ceased consolidating First Hawaiian's financial statements is referred to herein as the

“Deconsolidation Date”). Consequently, from the Deconsolidation Date, the Company has not been included within the scope of (i) BNPP’s capital requirements for purposes of the fourth EU Capital Requirements Directive and EU Capital Requirements Regulation or (ii) BNP Paribas USA’s capital plans for purposes of CCAR processes.

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

Dividends and Repurchases

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

Federal bank regulators are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of regulatory changes made pursuant to the Dodd-Frank Act.

Payment of Dividends by the Bank. In addition to the restrictions discussed above, the Bank is subject to limitations under Hawaii law regarding the amount of dividends that it may pay to the Parent. In general, under Hawaii law, dividends from the Bank may not exceed the bank’s retained earnings provided that the bank will, after the dividend, have the minimum paid-in common stock and additional paid-in capital required under Hawaii law, which, for a bank which has trust operations, is $6.5 million. Hawaii law also effectively restricts a bank from paying a dividend, or the amount of the dividend, unless that bank’s common stock and additional paid-in capital is $6.5 million multiplied by 133%, or $8.6 million. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods. Under Hawaii banking law, for example, paying “excessive dividends” in relation to a bank’s capital position, earnings capacity and asset quality could be deemed to be an unsafe and unsound banking practice. Under the Hawaii Business Corporation Act, a dividend or other distribution may not be made if a bank would not be able to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities and the amounts that would be needed to satisfy shareholders with preferential rights of distribution. In addition, under the Federal Deposit Insurance Act of 1950 (“FDIA”), an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “— Prompt Corrective Action Framework” below.

Payment of Dividends and Common Stock Repurchases by the Company. As a bank holding company, the Company is subject to oversight by the Federal Reserve. In particular, the dividend policies and share repurchases of the Company are reviewed by the Federal Reserve and will be assessed against, among other things, the Company’s ability to achieve the required capital ratios under applicable capital rules (including the applicable capital conservation buffer). In addition, the Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. See “— Regulatory Capital Requirements” below.

In addition, under the Capital Rules (as defined below), any repurchase or redemption of a regulatory capital instrument is subject to prior regulatory approval. Accordingly, the Company may not repurchase its common stock without the prior approval of the Federal Reserve.

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

Federal law also limits a bank’s authority to extend credit to its directors, executive officers, principal shareholders (and persons that beneficially own or control more than 10% of any class of the bank’s voting stock), as well as to entities owned or controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non‑insiders. Also, the terms of such extensions of credit may not involve more than the normal risk of non‑repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. Certain extensions of credit also require the approval of the Bank’s board of directors. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

Source of Strength

Federal law requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Parent may not be in a financial position to provide such resources, and it may not be in its, or its stockholders’ or creditors’, best interests to do so. In addition, any capital loans the Company makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory Capital Requirements

Capital Requirements Applicable to Top-Tier Holding Companies in an Organizational Structure.  The Federal Reserve monitors the capital adequacy of the Company, and the FDIC and the Hawaii DFI monitor the capital adequacy of the Bank. The bank regulators currently use a combination of risk‑based ratios and a leverage ratio to evaluate capital adequacy. In July 2013, the federal bank regulators approved final rules implementing Basel III and various provisions of the Dodd-Frank Act (the “Capital Rules”). The Capital Rules became effective on January 1, 2015 (subject to a phase-in period for certain provisions).

The Capital Rules, among other things, impose a capital measure called “Common Equity Tier 1” (“CET1”), to which most deductions/adjustments to regulatory capital must be made. In addition, the Capital Rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain specified requirements.

Under the Capital Rules, the minimum capital ratios are as follows:

•4.5% CET1 to risk-weighted assets,

•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets,

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

The implementation of the capital conservation buffer began on January 1, 2016 and was phased in over a three-year period until it reached 2.5% on January 1, 2019. As a result, the Capital Rules now require an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) face constraints on dividends, equity repurchases and certain discretionary compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

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

In September 2017, the federal bank regulators proposed rules to revise and simplify the capital treatment for MSRs, certain DTAs, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches. In November 2017, the federal bank regulators revised the Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. In September 2018, the three Federal banking agencies issued a proposed rule that would provide that banking organizations may calculate their capital requirements for “high volatility commercial real estate” exposures using the definition in EGRRCPA, which has broader exemptions and is narrower in scope than the current definition in the Federal banking agencies’ capital rules.

The Capital Rules also prescribe a standardized approach for risk weightings that expanded the risk‑weighting categories from the Basel I risk-based capital rules to a much larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 1,250% for certain securitization exposures, and resulting in higher risk weights for a variety of asset categories.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (which we refer to as the “leverage ratio”) of 4.0% for all bank holding companies and banks.

With respect to capital ratio requirements, the Bank is also subject to the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “— Prompt Corrective Action Framework.”

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

In December 2018, federal bank regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of the current expected credit losses (“CECL”) Accounting Standards Update (“ASU”) 2016-13,  Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. See “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information about CECL.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (the “LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high‑quality liquid assets equal to the entity’s expected net cash outflow for a 30‑day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The LCR is a minimum requirement, and the Federal Reserve can impose additional liquidity requirements as a supervisory matter.  The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long- term funding of the assets and activities of banking entities over a one-year time horizon.

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets, such as the Company and the Bank.

Following the enactment of the EGRRCPA, the Federal Reserve stated in July 2018 that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the LCR. In addition, in October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systemically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance-sheet exposure, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any LCR or NSFR requirements.

Prompt Corrective Action Framework

The FDIA requires the federal bank regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and the federal bank regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed.

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

As of December 31, 2018, the Bank was well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 11.94%, total capital ratio of 12.97% and Tier 1 leverage ratio of 8.70%, in each case calculated under the Capital Rules. Although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would be well-capitalized. As of December 31, 2018, the Company’s CET1 capital ratio and Tier 1 capital ratio was 11.97%, its total capital ratio was 12.99%, and its Tier 1 leverage ratio was 8.72%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 13. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

Safety and Soundness Standards

The FDIA requires the federal bank regulators to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See “— Prompt Corrective Action Framework” above. If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

The FDIA established a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio, of 1.15% prior to September 2020 and 1.35% thereafter. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% and, in March 2016, the FDIC issued a final rule to implement this restoration plan. Under the final rule, banks with more than $10 billion in total assets were required to pay “surcharge assessments” at an annual rate of 0.045% to bring the fund’s reserve ratio to 1.35% by the end of 2018. The fund’s reserve ratio reached 1.35% in September 2018, ceasing future surcharges. Assessment rates will remain unchanged until the reserve ratio exceeds 2% and are expected to decrease after that time.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, the FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions.

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

In July 2018, the Federal Reserve, Office of the Comptroller of the Currency, FDIC, Commodity Futures Trading Commission (“CFTC”) and SEC issued a notice of proposed rulemaking intended to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards.

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

Community Reinvestment Act of 1977

Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which include low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess the Bank’s CRA performance in the areas of lending, investments and services. FHB’s CRA performance could, among other things, result in the denial or delay in certain corporate applications filed by the Parent or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. FHB received a rating of “Outstanding” in its most recently completed CRA examination.

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.

Cybersecurity

Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. The Bank has adopted an information security program that has been approved by its board of directors and reviewed by its regulators.

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

Anti‑Money Laundering and the USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 substantially broadened the scope of U.S. anti‑money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra‑territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high‑risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control (“OFAC”) Regulation

The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these sanctions.

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

ITEM 1A.  RISK FACTORS

Ownership of our common stock involves a significant degree of risk and uncertainty. The material risks and uncertainties that management believes affect us are described below. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. To the extent that any of the information in this Form 10-K constitutes forward‑looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward‑looking statements made by us or on our behalf. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Geographic concentration in our existing markets may unfavorably impact our operations.

A substantial majority of our business is with customers located within Hawaii. Our operations are heavily concentrated in Hawaii, as well as in Guam and Saipan. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. As discussed below, deterioration in economic conditions in Hawaii, Guam and Saipan would have a material adverse effect on our business, financial condition or results of operations.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.

We provide banking and financial services to customers primarily in Hawaii, Guam and Saipan. Our financial performance generally, and the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans in particular, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate. Economic conditions in our markets depend mainly on tourism, U.S. military and defense products and services, real estate, government and other service‑based industries. Declines in tourism, fluctuations in the strength of currencies such as the U.S. dollar and the Japanese yen, the inability of the Hawaii economy to absorb continuing construction expansion, continued higher levels of underemployment compared to pre-recession levels, increases in energy costs, the availability of affordable air transportation, real or threatened acts of war or terrorism, adverse weather, pandemics, natural disasters and local or national budget issues, among other factors, may impact consumer and corporate spending. As a result, these events may contribute to a deterioration in Hawaii’s general economic condition, which, as a result of our geographic concentration, could adversely impact us and our borrowers.

Commercial lending represents approximately 53% of our total loan and lease portfolio as of December 31, 2018, and we generally make loans to small to mid‑sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance.

The U.S. military has a major presence in Hawaii and Guam and, as a result, is an important aspect of the economies in which we operate. The funding of the U.S. military occurs as part of the overall U.S. government budget and appropriation process which is driven by numerous factors, including geo‑political events, macroeconomic conditions and the ability of the U.S. government to enact legislation such as appropriations bills. There have been lower levels of federal government expenditures in Hawaii since the budget sequestration took effect in March 2013. Further cuts in defense and other security spending could have an adverse impact on the economy in our markets. While the current U.S. presidential administration has, to this point, favored an increase in military spending, it remains unclear whether any increase would match or exceed pre-sequester funding levels.

Other economic conditions that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge‑offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters or a combination of these or other factors.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2018, our real estate loans represented approximately $8.1 billion, or 62% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans including home equity loans (representing 34% of our total loan and lease portfolio) and commercial and construction loans (representing 28% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge‑offs, and reduced demand for our products and services generally.

As of December 31, 2018, our commercial and industrial loans represented approximately $3.2 billion or 25% of our total loan and lease portfolio. Commercial and industrial loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

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

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing, which represented 23%

and 7% of our total lending commitments, respectively, as of December 31, 2018. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 40% of our outstanding dealer flooring commitments as of December 31, 2018. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

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

During 2018, the FOMC raised short-term interest rates by 25 basis points four times. Though the FOMC noted in 2019 that the case for raising interest rates further had weakened, the likelihood, timing and magnitude of further increases is uncertain. In the event that interest rates continue to increase, if our variable rate interest‑earning assets do not reprice faster than our interest‑bearing liabilities in a rising rate environment, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability, including the value of our investments.

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

As of December 31, 2018, we had $6.0 billion of noninterest‑bearing demand deposits and $11.1 billion of interest‑bearing deposits. Since 2011, depository institutions have not been prohibited from paying interest on demand deposits, such as checking accounts. The impact of the change on us has not been significant because of current market conditions, which have resulted in very low interest rates for checking accounts. If market conditions were to change, including as a result of monetary policy or the competitive environment, and we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority (the “FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

The discontinuation of LIBOR, changes in LIBOR or changes in market perceptions of the acceptability of an LIBOR as a benchmark could result in other changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued.  In addition, such uncertainty could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption and business continuity.

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

Although our management has established an Allowance it believes is adequate to absorb probable and reasonably estimable losses in our loan and lease portfolio, it may not be adequate. We could sustain credit losses that are significantly higher than the amount of our Allowance. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing Allowance might occur. Losses in excess of the existing Allowance will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge‑offs and a need for higher reserves. While we believe that our Allowance for credit losses was adequate as of December 31, 2018, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

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

In addition, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13 that will, effective January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. In December 2018, the Federal Reserve, OCC and FDIC finalized revisions to their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances and provide an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard to address concerns with the impact on capital and capital planning. As a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio, the standard is likely to have a negative impact, potentially materially, to the allowance and capital at adoption in 2020; however, the Company is still evaluating the impact. It is also possible that the Company’s ongoing reported earnings and lending activity will be negatively impacted in periods following adoption as ASU No. 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU No. 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. See “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

As of December 31, 2018, we owned investment securities with a fair market value of $4.5 billion, which largely consisted of our positions in obligations of the U.S. government and government‑sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other‑than‑temporary impairment (“OTTI”). The process for determining whether impairment is other‑than‑temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize OTTI in future periods, which could adversely affect our business, results of operations or financial condition.

Loss of deposits could increase our funding costs.

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2018, we had $17.2 billion in deposits. Although we hold the largest share of the deposit market in Hawaii, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

We own the building in Honolulu in which our principal office and headquarters are located. The building is the tallest building in downtown Honolulu and a prominent architectural landmark. We lease space in the building to a number of other businesses and, for the years ended December 31, 2018 and 2017, respectively, the leases in our headquarters generated $3.1 million, or approximately 1.2%, and $2.7 million, or approximately 1.5%, of our net income, respectively. In addition, as of December 31, 2018, over 600, or over a quarter of our employees work in our principal office. Given that we derive a portion of our income from leasing space in our principal office building and that the largest concentration of our employees is located in our principal office building, depending on the intensity and longevity of the event, a catastrophic event impacting our Honolulu office building, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business and reputation. In addition to the impact this would have on our ability to service and interact with our clients, we may also lose the rental income we derive from tenants that occupy our Honolulu office building. Further, the value of our Honolulu office building, which accounted for approximately 40.3% of the net book value of our total premises and equipment, or $123.0 million, as of December 31, 2018, could significantly depreciate if such a catastrophic event were to occur. A significant event impacting our principal office building could have a material adverse effect on our business, financial condition or results of operations.

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

Continued, long-term growth may be unsustainable, given the concentration of our operations and customer base in Hawaii, Guam and Saipan. Moreover, under applicable laws, we may not be permitted to acquire any bank in Hawaii because we control more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the communities served by our branch network. A substantial number of our employees have considerable tenure with the Bank and some will be nearing retirement in the next few years, which makes succession planning important to the continued operation of our business. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes will occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations, including any restrictions that may in the future be adopted by U.S. regulatory agencies, including the Federal Reserve and FDIC. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition or results of operations.

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

The use of statistical and quantitative models and other quantitatively‑based analyses is endemic to bank decision‑making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, the automated extension of credit based on defined criteria and the identification of possible violations of anti‑money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model‑derived insights will penetrate further into bank decision‑making, and particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely. While these quantitative techniques and approaches improve our decision‑making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

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

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. We may not be able to obtain capital on acceptable terms — or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

We may rely on the mortgage secondary market for some of our liquidity.

We may originate and sell mortgage loans. Loans sold on the secondary market represented $29.8 million and $2.0 million of mortgage loans for the years ended December 31, 2018 and 2017, respectively. We rely on Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan and lease losses, fair value measurements, pension and postretirement benefit obligations and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information.

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

We may be subject to litigation risk pertaining to our fiduciary responsibilities.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2018, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Since the Great Recession, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Recent political developments have added additional uncertainty to the implementation, scope and timing of changes in regulatory policy. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

As a top-tier U.S. bank holding company (i.e., the U.S. bank holding company that is the highest bank holding company in the organizational structure) as considered by the Federal Reserve for capital and regulatory reporting purposes, the Basel III capital rules and Regulation Q apply directly to us.

While we have, and expect to continue to, meet the requirements of the Basel III-based capital rules and Regulation Q, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends and share repurchases. Higher capital levels could also lower our return on equity.

We may not pay dividends on our common stock in the future.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30% of after-tax net income.

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

Rulemaking changes implemented by the CFPB may result in higher regulatory and compliance costs that may adversely affect our results of operations.

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. See “Item 1. Business — Supervision and Regulation — Consumer Financial Protection.” The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. We may also be required to add additional compliance personnel or incur other significant compliance‑related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

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

In the normal course of business, from time to time, we may be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions included claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental and self‑regulatory agencies regarding our business. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance. In 2010, the FDIC increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd‑Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. The surcharge continued through September 30, 2018, when the designated reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum of 1.35% Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures during the Great Recession and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

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

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy‑related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

Risks Related to Our Controlling BNPP’s Divestiture of its Beneficial Ownership of Our Common Stock

We may fail to replicate or replace functions, systems and infrastructure provided to us by BNPP or certain of its affiliates.

Although, prior to our IPO, we operated largely as a standalone company without receiving significant services from BNPP or any of its affiliates, we have historically received certain services from BNPP and BOW, and provided other services to BNPP and BOW, including information technology services, services that support financial transactions and budgeting, risk management and compliance services, human resources services, insurance, operations and other support services, primarily through shared services contracts with various third party service providers. BNPP and its affiliates, including BOW, have no obligation to provide any support to us other than the services provided pursuant to certain agreements that we entered into in connection with our IPO.

The Transitional Services Agreement, which governed certain arrangements in which BNPP, BWHI and BOW provided us with certain services provided to us prior to the IPO by or through BNPP, BWHI and BOW, either directly or on a pass-through basis, terminated on December 31, 2018; however, we continue to receive a limited number of services from affiliates of BNPP. We are working to replicate or replace the services that we will continue to need in the operation of our business that were provided by BNPP, BWHI or BOW through shared service contracts they have with various third party service providers and that will continue to be provided for applicable transitional periods, despite the termination of the Transitional Services Agreement. Our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management’s attention from other aspects of our operations. Although we intend to procure comparable replacement services on our own, we cannot ensure that we will be able to procure such replacement services in a timely manner or on a cost-efficient basis. If we have not entered into standalone agreements in a timely manner, we may be responsible for fees that otherwise would have been the responsibility of BOW.

There is a risk that an increase in the costs associated with replicating and replacing the services provided to us and the diversion of management’s attention to these matters could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to operate effectively if the quality of replacement services is inferior to the services we are currently receiving. Furthermore, as we are no longer an affiliate of BNPP, we will no longer receive certain group discounts and reduced fees that we were eligible to receive as an affiliate of BNPP. The loss of these discounts and reduced fees could increase our expenses and have a material adverse effect on our business, financial condition or results of operations.

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

BNPP, BWHI and we expect that no U.S. federal income taxes will be imposed on us in connection with the Reorganization Transactions. However, we paid state and local income taxes of approximately $95.4 million in June 2016 (which was partially offset by a federal tax reduction of approximately $33.4 million received through the intercompany settlement of estimated taxes in April 2017) in connection with the Reorganization Transactions (the “Expected Taxes”). BNPP, BWHI and we reported a total tax liability in connection with the Reorganization Transactions of $92.1 million (the “Return Taxes”) in the tax returns of various state and local jurisdictions. Pursuant to the Tax Sharing Agreement, we reimbursed BWHI approximately $2.1 million due to the Return Taxes being lower than the Expected Taxes. Such amount was recorded as an adjustment to additional paid-in capital. We could be subject to higher income tax liabilities in the event that the Internal Revenue Service (the “IRS”) or state and local tax authorities successfully assert that our income tax liabilities in respect of the Reorganization Transactions are higher than the Return Taxes. Under the terms of the Tax Sharing Agreement, BWHI is required to pay us for any such additional taxes on an “after‑tax basis” (which means an amount determined by reducing the payment amount by any tax benefits derived by the Company and increasing the payment amount by any tax costs, including additional taxes, incurred by the Company as a result of such additional taxes and/or payments). See “Certain Related Party Transactions” in the Company’s Proxy Statement is incorporated herein by reference. If, however, our income tax liabilities with respect to the Reorganization Transactions are higher than the Return Taxes and BWHI fails to satisfy its payment obligations under the Tax Sharing Agreement, we could be liable for significantly higher federal and/or state income tax liabilities. We have not sought and will not seek any rulings from the IRS or state and local tax authorities regarding our expected tax treatment of the Reorganization Transactions.

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

Conflicts of interest and other disputes may arise between BNPP and us in connection with our past and ongoing relationships, and any future relationships we may establish in a number of areas, including, but not limited to, those relating to certain contractual arrangements with BNPP and/or its affiliates, which we entered into to provide a framework for our ongoing relationship with BNPP, including a Stockholder Agreement, a Transitional Services Agreement, a Registration Rights Agreement, a License Agreement and an Insurance Agreement. In addition, in connection with the Reorganization Transactions and the intermediate holding company restructuring on July 1, 2016, we entered into several agreements with BNPP and certain of its affiliates which allocated assets, liabilities and expenses following our contribution of BOW to BWHI and the spinoff of BWHI to BNPP, including a Master Reorganization Agreement, an Expense Reimbursement Agreement, a Tax Sharing Agreement and the IHC Tax Allocation Agreement.

Following the completion of BNPP’s divestiture of the Company’s common stock and the resignation from FHI’s board of directors of all remaining directors nominated by BNPP, the non-control date under the Stockholder Agreement occurred. As a result, BNPP’s governance and consent rights under the Stockholder Agreement, and its substantive rights under the Registration Rights Agreement, have terminated. The Transitional Services Agreement has also terminated. Disagreements regarding the rights and obligations of BNPP or us following the non-control notice or the applicable date of termination of each of these agreements may be resolved in a manner unfavorable to us and our other stockholders.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under Sarbanes-Oxley and the related rules and regulations of the SEC, as well as the rules of NASDAQ. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, as of January 1, 2018, we no longer qualify as an “emerging growth company” as defined in the JOBS Act.

Consequently, we are now subject to certain disclosure requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. Compliance with these requirements places additional demands on our legal, accounting, finance and investor relations staff and on our accounting, financial and information systems and may further increase our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional legal, accounting, tax, finance and investor relations staff. As a public company we may also need to enhance our investor relations and corporate communications functions and attract additional qualified board members. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations. We have incurred and expect to incur additional incremental ongoing and one-time expenses in connection with our transition to a standalone public company and our separation from BNPP. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers prior to the termination of the Transitional Services Agreement, as well as additional costs we may incur that we have not currently anticipated.

In accordance with Section 404 of Sarbanes-Oxley, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10-K. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls. Implementing the requirements of Section 404 of Sarbanes-Oxley requires significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process involves considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If, in any future reporting period, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources. This could have a material adverse effect on our business, financial condition or results of operations.

Moreover, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from NASDAQ, and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

Future sales and issuances of our common stock, including sales as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 20, 2019, we had a total of 134,874,302 shares of common stock outstanding.

We have filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. We have granted awards covering 948,828 shares of our common stock under these plans as of December 31, 2018. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

There also are provisions in our second amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and third amended and restated bylaws, which we refer to as our bylaws, such as limitations on the ability to call a special meeting of our stockholders and restrictions on stockholders’ ability to act by written consent, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non‑negotiated merger or other business combination, which, in turn could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch is located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 60 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Guam and Saipan as of December 31, 2018. We lease 36 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We are currently in the process of evaluating plans for more efficient usage of square footage, modernization and technological improvements to existing branches. We have closed and may close branches in certain circumstances to improve our efficiency.

ITEM 3.    LEGAL PROCEEDINGS

We operate in a highly regulated environment. From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. For additional information, see the discussion related to contingencies in “Note 18. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FHI’s common stock is listed on the NASDAQ under the symbol “FHB” and is quoted daily in leading financial publications.

As of February 20, 2019, there were 22 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

There were no purchases of shares of the Company’s common stock during the three months ended December 31, 2018.

Performance Graph

The following graph displays the cumulative total stockholder return on our common stock based on the market price of the common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the KBW Regional Banking Index (“KRX”). The graph assumes that $100 was invested on our IPO date, August 4, 2016, in our common stock(1), the S&P 500 Index(2) and the KRX(2). The cumulative total return on each investment is as of the dates indicated and assumes reinvestment of dividends.

	3Q 2016	4Q 2016	1Q 2017	2Q 2017	3Q 2017	4Q 2017	1Q 2018	2Q 2018	3Q 2018	4Q 2018
First Hawaiian, Inc. Common Stock	$107.85	$137.33	$121.31	$119.40	$121.37	$122.43	$120.17	$127.60	$119.49	$96.18
S&P 500 Index	98.86	103.48	107.88	111.51	114.76	122.86	122.05	125.44	133.45	113.54
KBW Regional Banking Index	101.11	131.57	123.53	123.69	124.23	132.55	134.18	138.69	134.01	104.12

(1)	The investments in FHI were calculated using a volume weighted average price with a 10-day averaging period with dividends reinvested at the ex-dividend date.
(2)	The S&P 500 Index and KRX were calculated using a 10-day averaging period.

The stock performance depicted in the graph above should not be relied upon as indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

Financial Highlights
	For the Year Ended
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Interest income	$646,051	$570,768	$518,520	$483,846	$467,283
Interest expense	79,733	41,964	26,848	22,521	23,485
Net interest income	566,318	528,804	491,672	461,325	443,798
Provision for loan and lease losses	22,180	18,500	8,600	9,900	11,100
Net interest income after provision for loan and lease losses	544,138	510,304	483,072	451,425	432,698
Noninterest income	178,993	205,605	226,037	219,111	215,961
Noninterest expense	364,953	347,554	337,280	327,309	304,415
Income before provision for income taxes	358,178	368,355	371,829	343,227	344,244
Provision for income taxes	93,784	184,673	141,651	129,447	127,572
Net income	$264,394	$183,682	$230,178	$213,780	$216,672
Basic earnings per share	$1.93	$1.32	$1.65	$1.53	$1.55
Diluted earnings per share	$1.93	$1.32	$1.65	$1.53	$1.55
Basic weighted-average outstanding shares	136,945,134	139,560,305	139,487,762	139,459,620	139,459,620
Diluted weighted-average outstanding shares	137,111,420	139,656,993	139,492,608	139,459,620	139,459,620
Dividends declared per share	$0.96	$0.88	$0.62	$—	$—
Dividend payout ratio	49.74%	66.67%	37.27%	—%	—%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$566,318	$528,804	$491,672	$456,489	440,727
Core noninterest income	203,078	198,683	198,793	195,905	195,139
Core noninterest expense	358,561	342,097	331,060	327,309	304,415
Core net income	286,711	230,366	217,111	196,315	201,633
Core basic earnings per share	$2.09	$1.65	$1.56	$1.41	$1.45
Core diluted earnings per share	$2.09	$1.65	$1.56	$1.41	$1.45
Other Financial Information / Performance Ratios:
Net interest margin	3.16%	2.99%	2.88%	2.78%	2.88%
Core net interest margin (non-GAAP)(1),(2)	3.16%	2.99%	2.88%	2.75%	2.86%
Efficiency ratio	48.96%	47.32%	46.99%	48.10%	46.14%
Core efficiency ratio (non-GAAP)(1),(3)	46.59%	47.02%	47.94%	50.17%	47.87%
Return on average total assets	1.31%	0.92%	1.19%	1.14%	1.24%
Core return on average total assets (non-GAAP)(1),(4)	1.42%	1.16%	1.12%	1.05%	1.15%
Return on average tangible assets (non-GAAP)(10)	1.37%	0.97%	1.26%	1.20%	1.31%
Core return on average tangible assets (non-GAAP)(1),(5)	1.49%	1.22%	1.18%	1.10%	1.22%
Return on average total stockholders' equity	10.76%	7.24%	8.96%	7.81%	8.03%
Core return on average total stockholders' equity (non-GAAP)(1),(6)	11.67%	9.08%	8.45%	7.18%	7.47%
Return on average tangible stockholders' equity (non-GAAP)(10)	18.08%	11.91%	14.64%	12.28%	12.72%
Core return on average tangible stockholders' equity (non-GAAP)(1),(7)	19.61%	14.93%	13.80%	11.28%	11.84%
Noninterest expense to average assets	1.80%	1.74%	1.74%	1.74%	1.74%
Core noninterest expense to average assets (non-GAAP)(1),(8)	1.77%	1.72%	1.71%	1.74%	1.74%

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$1,003,637	$1,034,644	$1,052,058	$2,650,195	$1,261,453
Investment securities	4,498,342	5,234,658	5,077,514	4,027,265	4,971,611
Loans and leases	13,076,191	12,277,369	11,520,378	10,722,030	10,023,590
Allowance for loan and lease losses	141,718	137,253	135,494	135,484	134,799
Goodwill	995,492	995,492	995,492	995,492	995,492
Total assets	20,695,678	20,549,461	19,661,829	19,352,681	18,133,696
Total deposits	17,150,068	17,612,122	16,794,532	16,061,924	14,725,379
Short-term borrowings	—	—	9,151	216,151	386,151
Long-term borrowings	600,026	34	41	48	54
Total liabilities	18,170,839	18,016,910	17,185,344	16,615,740	15,458,656
Total stockholders' equity	2,524,839	2,532,551	2,476,485	2,736,941	2,675,040
Book value per share	$18.72	$18.14	$17.75	$19.63	$19.18
Tangible book value per share (non-GAAP)(10)	$11.34	$11.01	$10.61	$12.49	$12.04

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.05%	0.08%	0.08%	0.16%	0.24%
Allowance for loan and lease losses / total loans and leases	1.08%	1.12%	1.18%	1.26%	1.34%
Net charge-offs / average total loans and leases	0.14%	0.14%	0.08%	0.09%	0.10%

	December 31,
Capital Ratios(9):	2018	2017	2016	2015	2014
Common Equity Tier 1 Capital Ratio	11.97%	12.45%	12.75%	15.31%	N/A
Tier 1 Capital Ratio	11.97%	12.45%	12.75%	15.31%	16.14%
Total Capital Ratio	12.99%	13.50%	13.85%	16.48%	17.41%
Tier 1 Leverage Ratio	8.72%	8.52%	8.36%	9.84%	10.61%
Total stockholders' equity to total assets	12.20%	12.32%	12.60%	14.14%	14.75%
Tangible stockholders' equity to tangible assets (non-GAAP)(10)	7.76%	7.86%	7.93%	9.49%	9.80%

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

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Net interest income	$566,318	$528,804	$491,672	$461,325	$443,798
Early buyout on lease	—	—	—	—	(3,071)
Early loan termination(a)	—	—	—	(4,836)	—
Core net interest income (non-GAAP)	$566,318	$528,804	$491,672	$456,489	$440,727

Noninterest income	$178,993	$205,605	$226,037	$219,111	$215,961
Gains on sale of securities	—	—	(4,566)	(7,737)	—
Gains on sale of stock (Visa/MasterCard)	—	—	(22,678)	(4,584)	(20,822)
Gain on the sale of real estate and other assets	—	(6,922)	—	(3,414)	—
OTTI losses on available-for-sale debt securities	24,085	—	—	—	—
Other adjustments(a),(b)	—	—	—	(7,471)	—
Core noninterest income (non-GAAP)	$203,078	$198,683	$198,793	$195,905	$195,139

Noninterest expense	$364,953	$347,554	$337,280	$327,309	$304,415
Loss on litigation settlement(c)	(4,125)	—	—	—	—
One-time items(a),(d)	(2,267)	(5,457)	(6,220)	—	—
Core noninterest expense (non-GAAP)	$358,561	$342,097	$331,060	$327,309	$304,415

Net income	$264,394	$183,682	$230,178	$213,780	$216,672
Early buyout on lease	—	—	—	—	(3,071)
Early loan termination(a)	—	—	—	(4,836)	—
Gains on sale of securities	—	—	(4,566)	(7,737)	—
Gains on sale of stock (Visa/MasterCard)	—	—	(22,678)	(4,584)	(20,822)
Gain on the sale of real estate and other assets	—	(6,922)	—	(3,414)	—
OTTI losses on available-for-sale debt securities	24,085	—	—	—	—
Other noninterest income adjustments(b)	—	—	—	(7,471)	—
Loss on litigation settlement(c)	4,125	—	—	—	—
One-time noninterest expense items(d)	2,267	5,457	6,220	—	—
Tax Cuts and Jobs Act	—	47,598	—	—	—
Tax adjustments(e)	(8,160)	551	7,957	10,577	8,854
Total core adjustments	22,317	46,684	(13,067)	(17,465)	(15,039)
Core net income (non-GAAP)	$286,711	$230,366	$217,111	$196,315	$201,633

Basic earnings per share	$1.93	$1.32	$1.65	$1.53	$1.55
Diluted earnings per share	$1.93	$1.32	$1.65	$1.53	$1.55
Efficiency ratio	48.96%	47.32%	46.99%	48.10%	46.14%

Core basic earnings per share (non-GAAP)	$2.09	$1.65	$1.56	$1.41	$1.45
Core diluted earnings per share (non-GAAP)	$2.09	$1.65	$1.56	$1.41	$1.45
Core efficiency ratio (non-GAAP)	46.59%	47.02%	47.94%	50.17%	47.87%

(a)	Adjustments that are not material to our financial results have not been presented for certain periods.
(b)	Other adjustments included a one-time MasterCard signing bonus and a recovery of an investment that was previously written down for the year.
(c)

The Company reached an agreement in principle to resolve a putative class action lawsuit alleging that the Bank improperly charged certain overdraft fees. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the year ended December 31, 2018.

(d)

One-time items for the year ended December 31, 2018 included the loss on our funding swap as a result of a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016 as well as public offering related costs. One-time items for the year ended December 31, 2017 included salaries and benefits stemming from the Tax Act and public offering related costs. One-time items for the year ended December 31, 2016 included initial public offering related costs.

(e)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period, exclusive of one-time Tax Act expense.

(2)

Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see the GAAP to Non-GAAP Reconciliation Table.

(3)

Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see the GAAP to Non-GAAP Reconciliation Table.

(4)

Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(5)

Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(6)

Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(7)

Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(8)

Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see the GAAP to Non-GAAP Reconciliation Table.

(9)

Beginning in 2015, regulatory capital ratios were reported using Basel III capital definitions, inclusive of transition provisions and Basel III risk-weighted assets. Our 2014 capital ratios were reported using Basel I capital definitions, in which the common equity tier 1 capital ratio was not required. The change in our capital ratios from December 31, 2015 to December 31, 2016 was primarily due to distributions of $363.6 million made in connection with the Reorganization Transactions. The change in our capital ratios from December 31, 2016 to December 31, 2017 was primarily due to a one-time charge to provision for income taxes of $47.6 million due to the revaluation of certain tax-related assets at the projected lower corporate tax rate resulting from the Tax Act. The decrease in our capital ratios from December 31, 2017 to December 31, 2018 was primarily due to the common stock repurchased of $131.8 million and the increase in the loan and lease portfolio, partially offset by net income of $264.4 million for the year ended December 31, 2018.

(10)

Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Net income	$264,394	$183,682	$230,178	$213,780	$216,672

Average total stockholders' equity	$2,457,771	$2,538,341	$2,568,219	$2,735,786	$2,698,395
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,462,279	$1,542,849	$1,572,727	$1,740,294	$1,702,903

Average total assets	$20,247,135	$19,942,807	$19,334,653	$18,785,701	$17,493,170
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible assets	$19,251,643	$18,947,315	$18,339,161	$17,790,209	$16,497,678

Return on average total stockholders' equity	10.76%	7.24%	8.96%	7.81%	8.03%
Return on average tangible stockholders' equity (non-GAAP)	18.08%	11.91%	14.64%	12.28%	12.72%

Return on average total assets	1.31%	0.92%	1.19%	1.14%	1.24%
Return on average tangible assets (non-GAAP)	1.37%	0.97%	1.26%	1.20%	1.31%

Average stockholders' equity to average assets	12.14%	12.73%	13.28%	14.56%	15.43%
Average tangible stockholders' equity to average tangible assets (non-GAAP)	7.60%	8.14%	8.58%	9.78%	10.32%

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total stockholders' equity	$2,524,839	$2,532,551	$2,476,485	$2,736,941	$2,675,040
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible stockholders' equity	$1,529,347	$1,537,059	$1,480,993	$1,741,449	$1,679,548

Total assets	$20,695,678	$20,549,461	$19,661,829	$19,352,681	$18,133,696
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible assets	$19,700,186	$19,553,969	$18,666,337	$18,357,189	$17,138,204

Shares outstanding	134,874,302	139,588,782	139,530,654	139,459,620	139,459,620

Total stockholders' equity to total assets	12.20%	12.32%	12.60%	14.14%	14.75%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.76%	7.86%	7.93%	9.49%	9.80%

Book value per share	$18.72	$18.14	$17.75	$19.63	$19.18
Tangible book value per share (non-GAAP)	$11.34	$11.01	$10.61	$12.49	$12.04

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; changes in the method pursuant to which LIBOR and other benchmark rates are determined; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain our bank's reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; the potential for environmental liability; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; market perceptions associated with our separation from BNPP and other aspects of our business; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by affiliates of BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

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

Company Overview

FHI, a bank holding company, owns 100% of the outstanding common stock of FHB. FHB was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River.

As of December 31, 2018, we were the largest full service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2018, we had $20.7 billion of assets, $13.1 billion of gross loans and leases and $17.2 billion of deposits. We also generated $264.4 million of net income or diluted earnings per share of $1.93 per share for the year ended December 31, 2018. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Public Offerings and Separation from BNPP

Shares of FHI’s common stock began trading on the NASDAQ under the ticker symbol “FHB” on August 4, 2016. In August 2016, FHI completed its IPO of 24,250,000 shares of common stock sold by BWC. In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering. In May and June 2018, BWC sold an additional 16,830,000 shares of FHI common stock in the aggregate in a secondary offering. BWC sold 20,000,000 additional shares of FHI common stock in secondary offerings completed in each of August and September 2018, respectively. BWC sold shares of FHI common stock of 2,968,069 and 1,801,801 in May and August 2018, respectively, to the Company pursuant to share repurchase agreements. BWC sold 24,859,750 shares of FHI common stock in a secondary offering completed in February 2019. FHI did not receive any of the proceeds from the aforementioned sales of shares of its common stock by BWC. Following the completion of the secondary offering completed on February 1, 2019, BNPP (through BWC) fully exited its ownership interest in FHI common stock.

Upon the completion of the August 2018 and September 2018 offerings, BNPP-directors Jean-Milan Givadinovitch, Xavier Antiglio and J. Michael Shepherd resigned from the board of directors. The FHI board of directors appointed Faye Kurren, Jenai Wall and C. Scott Wo to fill such vacancies. Following the completion of the February 2019 offering, Michel Vial and Gérard Gil, the remaining BNPP designees to the FHI board of directors, resigned from the board of directors. As a result, all directors designated by BNPP have resigned from the FHI board of directors.

The Company and/or Bank entered into contractual arrangements with BNPP and/or its affiliates to provide a framework for our ongoing relationship with BNPP, including a Stockholder Agreement, a Transitional Services Agreement, a Registration Rights Agreement, a License Agreement and an Insurance Agreement. Among other things, the Stockholder Agreement set forth certain agreements that governed the relationship between the Company and BNPP following the IPO until the “Non-Control Date”, which is defined in the Stockholder Agreement as the date on which BNPP ceases to control the Company for purposes of the Bank Holding Company Act of 1956 as provided for in a written determination from the Board of Governors of the Federal Reserve System or such earlier date as BNPP may designate in writing to the Company. On February 12, 2019, following the completion of BNPP’s divestiture of the Company’s common stock on February 1, 2019 and the resignation from the Company’s board of directors of all remaining directors nominated by BNPP, under the terms of the Stockholder Agreement, the non-control date under the Stockholder Agreement occurred. As a result, BNPP’s governance and consent rights under the Stockholder Agreement, and its substantive rights under the Registration Rights Agreement, have terminated.

Pursuant to the Transitional Services Agreement, BNPP, BWHI and BOW provided us with certain services they provided prior to the IPO either directly or on a pass-through basis, and we provided, or arranged to provide, BNPP, BWHI and BOW with certain services we provided to them prior to the IPO, either directly or on a pass-through basis. The Transitional Services Agreement terminated on December 31, 2018, although the provision of certain services terminated prior to the agreement termination date and certain other services continue to be provided beyond the agreement termination date as agreed by the parties. In connection with our transition to a stand-alone public company and our separation from BNPP, we have incurred, and expect to continue to incur, incremental ongoing and one-time expenses, as well as increases in audit fees, insurance premiums, employee salaries and benefits (including stock-based compensation expenses for employees and non-employee directors), and fees and expenses that may have been previously reimbursed by BNPP or its affiliates and consulting fees. These costs also include increases that we expect to result from the higher pricing of services by third-party vendors whose future contracts with us do not reflect BOW volumes or the benefits of BNPP bargaining power. Our one-time expenses incurred in connection with our IPO included professional fees, consulting fees and certain filing and listing fees. The actual amount of the incremental expenses we incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons and there may be additional related costs we may incur that we have not currently anticipated.

Basis of Presentation

For periods prior to April 1, 2016, the financial operations, assets and liabilities of BancWest (now known as First Hawaiian, Inc.) related to FHB (and not BOW) have been combined with FHB and are presented on a basis of accounting that reflects a change in reporting entity as if we were a separate stand‑alone entity for all periods presented. The accompanying consolidated financial statements include allocations of certain assets of BancWest as agreed to by the parties and also certain expenses amounting to approximately $5.8 million for the year ended December 31, 2016, specifically applicable to the operations of BancWest related to FHB through the date of the Reorganization Transactions. Management believes these allocations are reasonable. Prior to April 1, 2016, the residual revenues and expenses not included in our consolidated financial statements represent those directly related to BWHI and BOW. The allocated expenses included in our consolidated financial statements, residual revenues and expenses are not necessarily indicative of the financial position or results of operations of our company if we had operated as a stand‑alone public entity during the reporting periods prior to April 1, 2016 and may not be indicative of our company’s future results of operations and financial condition.

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

Hawaii Economy

Hawaii’s economy continued to perform well during the year ended December 31, 2018, led in large part by a strong tourism industry and growth in personal income and tax revenues, offsetting a slight decline in real estate and labor market conditions. Hawaii’s tourism industry remained robust, achieving new records in 2018 in visitor arrivals and spending. Visitor arrivals for the year ended December 31, 2018 increased by 5.9% compared to 2017, and total visitor spending for the year ended December 31, 2018 increased by 6.8% compared to 2017 according to the Hawaii Tourism

Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland and Canadian visitors. The statewide seasonally-adjusted unemployment rate was 2.5% in December 2018 compared to 2.0% in December 2017 according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 3.9% in December 2018 compared to 4.1% in December 2017. The volume of single-family home sales on Oahu decreased by 7.7% for the year ended December 31, 2018 compared to 2017, while the volume of condominium sales on Oahu decreased by 2.5% for the year ended December 31, 2018 compared to 2017 according to the Honolulu Board of Realtors. However, the median price of single-family home sales and condominium sales on Oahu was $790,000 and $420,000, respectively, or an increase of 4.6% and 3.7%, respectively, for the year ended December 31, 2018 compared to 2017. As of December 31, 2018, months of inventory of single family homes and condominiums on Oahu remained low at approximately 2.8 months and 2.9 months, respectively. Lastly, state general excise and use tax revenues increased by 2.3% for the year ended December 31, 2018 compared to 2017 according to the Hawaii Department of Taxation.

Hawaii’s economy continued to grow during 2018, but is significantly dependent on U.S. mainland economic conditions as well as key international economies, particularly Japan. We continue to monitor construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability, tourism in Hawaii, the movement of interest rates in the U.S., the agenda of the U.S. administration and its impact on existing banking regulations, changes in Japan’s economic conditions including the exchange rate of its currency, and the economic and regulatory conditions of the European Union, as such factors could impact our profitability in future reporting periods.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Annual Report on Form 10-K have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Financial Highlights

Net income was $264.4 million for the year ended December 31, 2018, an increase of $80.7 million or 44% as compared to the same period in 2017. Basic and diluted earnings per share were $1.93 for the year ended December 31, 2018, an increase of $0.61 or 46% as compared to the same period in 2017. The increase was primarily due to a decrease in the provision for income taxes and an increase in net interest income, partially offset by a decrease in noninterest income, an increase in noninterest expense and an increase in the Provision.

Net income for the year ended December 31, 2018 was negatively impacted by $24.1 million OTTI losses on available-for-sale debt securities. Core net income was $286.7 million for the year ended December 31, 2018, an increase of $56.3 million or 24% as compared to the same period in 2017. Core basic and diluted earnings per share were $2.09 for the year ended December 31, 2018, an increase of $0.44 or 27% as compared to the same period in 2017. Core net income and core basic and diluted earnings per share are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for core net income and core basic and diluted earnings per share, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

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

Our return on average total assets was 1.31% for the year ended December 31, 2018, an increase of 39 basis points as compared to the same period in 2017, and our return on average total stockholders’ equity was 10.76% for the year ended December 31, 2018, an increase of 352 basis points as compared to the same period in 2017. Our return on average tangible assets was 1.37% for the year ended December 31, 2018, an increase of 40 basis points as compared to the same period in 2017, and our return on average tangible stockholders’ equity was 18.08% for the year ended December 31, 2018, an increase of 617 basis points as compared to the same period in 2017. We continued to manage our expenses as our efficiency ratio was 48.96% for the year ended December 31, 2018 as compared to 47.32% for the same period in 2017. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

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

Our results for the year ended December 31, 2018 were highlighted by the following:

•

Net interest income was $566.3 million for the year ended December 31, 2018, an increase of $37.5 million or 7% as compared to the same period in 2017. Our net interest margin was 3.16% for the year ended December 31, 2018, an increase of 17 basis points as compared to the same period in 2017. The increase in net interest income was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio, partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs.

•

The Provision was $22.2 million for the year ended December 31, 2018, an increase of $3.7 million or 20% as compared to the same period in 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $179.0 million for the year ended December 31, 2018, a decrease of $26.6 million or 13% as compared to the same period in 2017. The decrease was primarily due to $24.1 million in OTTI losses on available-for-sale debt securities, a $4.1 million decrease in bank-owned life insurance (“BOLI”) income, a $3.8 million decrease in service charges on deposit accounts and a $1.4 million decrease in other noninterest income, partially offset by a $4.3 million increase in other service charges and fees and a $1.7 million increase in credit and debit card fees.

•

Noninterest expense was $365.0 million for the year ended December 31, 2018, an increase of $17.4 million or 5% as compared to the same period in 2017. The increase in noninterest expense was primarily due to a $4.8 million increase in other noninterest expense, a $4.8 million increase in contracted services and professional fees, a $4.1 million increase in salaries and employee benefits, a $3.8 million increase in occupancy and $1.5 million increase in card rewards program expenses, partially offset by a $1.4 million decrease in advertising and marketing expenses.

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

During 2018, we used long-term borrowings and the proceeds from maturing investment securities to fund loan growth and a planned reduction in public time deposits. We continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.

•

Total loans and leases were $13.1 billion as of December 31, 2018, an increase of $798.8 million or 7% as compared to December 31, 2017. Growth was particularly strong in our commercial real estate and residential real estate mortgage portfolios. This was a reflection of a strong Hawaii economy, which has encouraged local businesses to expand and to reinvest in their businesses and sustained continued demand by both investors and owner occupants to acquire new real estate assets.

•

The Allowance was $141.7 million as of December 31, 2018, an increase of $4.5 million or 3% from December 31, 2017. The ratio of our Allowance to total loans and leases outstanding decreased to 1.08% as of December 31, 2018, compared to 1.12% as of December 31, 2017. The Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to hold high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $4.5 billion as of December 31, 2018, a decrease of $736.3 million or 14% compared to December 31, 2017. The decrease was primarily due to our use of paydowns and maturities to fund loan growth.

•

Total deposits were $17.2 billion as of December 31, 2018, a decrease of $462.1 million or 3% from December 31, 2017. The decrease in total deposits was primarily due to a $962.3 million decrease in public time deposits, partially offset by $394.7 million increase in money market deposit balances and a $343.9 million increase in savings deposit balances.

•

Finally, total stockholders’ equity was $2.5 billion as of December 31, 2018, a decrease of $7.7 million from December 31, 2017. The decrease in stockholders’ equity was primarily due to an increase of $131.8 million in treasury stock related to our share repurchases from BWC concurrent with secondary offerings completed in May and August 2018, dividends declared and paid to the Company’s stockholders of $131.0 million during the year ended December 31, 2018 and an increase of $15.7 million in accumulated other comprehensive loss, net of tax, primarily due to higher unrealized losses on our investment securities due to rising interest rates. This was partially offset by earnings for the year ended December 31, 2018 of $264.4 million and equity-based awards of $6.1 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2018,  2017, and 2016, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates									Table 1
	Year Ended			Year Ended			Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
			Average			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$460.8	$8.3	1.81%	$507.3	$5.5	1.09%	$1,368.9	$7.1	0.52%
Available-for-Sale Investment Securities	4,843.0	107.1	2.21	5,201.5	102.3	1.97	4,549.0	83.0	1.82
Loans Held for Sale	1.0	—	3.60	—	—	—	—	—	—
Loans and Leases(1)
Commercial and industrial	3,105.4	121.9	3.93	3,230.2	103.6	3.21	3,229.5	96.0	2.97
Commercial real estate	2,918.5	118.7	4.07	2,643.6	96.7	3.66	2,313.0	86.0	3.72
Construction	623.6	25.8	4.13	537.8	18.6	3.45	436.4	14.2	3.26
Residential:
Residential mortgage	3,254.9	138.4	4.25	2,956.3	126.2	4.27	2,686.2	117.9	4.39
Home equity line	874.2	32.2	3.68	865.2	29.6	3.43	867.4	28.0	3.23
Consumer	1,633.2	88.2	5.40	1,540.0	83.1	5.40	1,454.4	80.9	5.56
Lease financing	160.4	4.7	2.91	171.5	4.9	2.87	188.3	5.4	2.86
Total Loans and Leases	12,570.2	529.9	4.22	11,944.6	462.7	3.87	11,175.2	428.4	3.83
Other Earning Assets	36.5	0.7	1.93	27.5	0.3	1.04	—	—	—
Total Earning Assets(2)	17,911.5	646.0	3.61	17,680.9	570.8	3.23	17,093.1	518.5	3.03
Cash and Due from Banks	328.3			321.4			289.9
Other Assets	2,007.3			1,940.5			1,951.7
Total Assets	$20,247.1			$19,942.8			$19,334.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,638.6	$11.0	0.24%	$4,475.2	$3.9	0.09%	$4,390.3	$2.6	0.06%
Money Market	2,833.4	15.2	0.53	2,576.0	3.3	0.13	2,478.4	2.3	0.09
Time	3,743.5	46.8	1.25	4,096.4	34.8	0.85	3,817.6	21.7	0.57
Total Interest-Bearing Deposits	11,215.5	73.0	0.65	11,147.6	42.0	0.38	10,686.3	26.6	0.25
Short-Term Borrowings	39.9	0.8	2.13	2.2	—	0.80	113.6	0.2	0.17
Long-Term Borrowings	206.0	5.9	2.87	—	—	—	—	—	—
Total Interest-Bearing Liabilities	11,461.4	79.7	0.70	11,149.8	42.0	0.38	10,799.9	26.8	0.25
Net Interest Income		$566.3			$528.8			$491.7
Interest Rate Spread			2.91%			2.85%			2.78%
Net Interest Margin			3.16%			2.99%			2.88%
Noninterest-Bearing Demand Deposits	5,899.9			5,868.8			5,589.5
Other Liabilities	428.0			385.9			377.1
Stockholders' Equity	2,457.8			2,538.3			2,568.2
Total Liabilities and Stockholders' Equity	$20,247.1			$19,942.8			$19,334.7

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the years ended December 31, 2018, 2017 and 2016, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income						Table 2
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared to December 31, 2017			Compared to December 31, 2016
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.5)	$3.3	$2.8	$(6.3)	$4.7	$(1.6)
Available-for-Sale Investment Securities	(7.3)	12.2	4.9	12.5	6.8	19.3
Loans and Leases
Commercial and industrial	(4.1)	22.4	18.3	—	7.6	7.6
Commercial real estate	10.6	11.5	22.1	12.1	(1.5)	10.6
Construction	3.2	4.0	7.2	3.5	0.9	4.4
Residential:
Residential mortgage	12.7	(0.4)	12.3	11.6	(3.3)	8.3
Home equity line	0.3	2.2	2.5	(0.1)	1.7	1.6
Consumer	5.0	—	5.0	4.7	(2.5)	2.2
Lease financing	(0.3)	0.1	(0.2)	(0.5)	—	(0.5)
Total Loans and Leases	27.4	39.8	67.2	31.3	2.9	34.2
Other Earning Assets	0.1	0.3	0.4	0.3	—	0.3
Total Change in Interest Income	19.7	55.6	75.3	37.8	14.4	52.2

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	7.0	7.1	—	1.2	1.2
Money Market	0.4	11.5	11.9	0.1	0.9	1.0
Time	(3.2)	15.2	12.0	1.7	11.4	13.1
Total Interest-Bearing Deposits	(2.7)	33.7	31.0	1.8	13.5	15.3
Short-Term Borrowings	0.8	0.1	0.9	(0.4)	0.2	(0.2)
Long-Term Borrowings	5.9	—	5.9	—	—	—
Total Change in Interest Expense	4.0	33.8	37.8	1.4	13.7	15.1
Change in Net Interest Income	$15.7	$21.8	$37.5	$36.4	$0.7	$37.1

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $566.3 million for the year ended December 31, 2018, an increase of $37.5 million or 7% as compared to the same period in 2017. Our net interest margin was 3.16% for the year ended December 31, 2018, an increase of 17 basis points as compared to the same period in 2017. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs. For the year ended December 31, 2018, the average balance of our loans and leases was $12.6 billion, an increase of $625.6 million or 5% compared to the same period in 2017. The higher average balance in loans and leases was primarily due to growth in our residential mortgage, commercial real estate, consumer and construction lending portfolios, partially offset by declines in our commercial and industrial portfolio.  Yields on our loans and leases were 4.22% for the year ended December 31, 2018, an increase of 35 basis points as compared to the same period in 2017. We experienced an increase in our yields from total loans primarily due to increases in adjustable rate commercial loans, which are typically based on the London Interbank Offered Rate (“LIBOR”). For the year ended December 31, 2018,  the average balance of our investment securities portfolio decreased $358.5 million or 7% to $4.8 billion. Yields on our investment securities portfolio were 2.21% for the year ended December 31, 2018, an increase of 24 basis points from the same period in 2017. Deposit funding costs were $73.0 million for the year ended December 31, 2018, an increase of $31.0 million compared to the same period in 2017. Rates paid on our interest-bearing deposits were 65 basis points for the year ended December 31, 2018, an increase of 27 basis points compared to the same period in 2017. While we experienced higher rates paid on all interest-bearing deposit categories in the year ended December 31, 2018, particularly high rates were paid on our time deposits with an increase of 40 basis points compared to the same period in 2017.

Net interest income, on a fully taxable-equivalent basis, was $528.8 million for the year ended December 31, 2017, an increase of $37.1 million or 8% as compared to the same period in 2016. Our net interest margin was 2.99% for the year ended December 31, 2017, an increase of 11 basis points as compared to the same period in 2016. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in most loan categories and higher average balances and yields in our investment securities portfolio. This was partially offset by higher average balances in interest-bearing deposits and higher deposit funding costs. For the year ended December 31, 2017, the average balance of our loans and leases was $11.9 billion, an increase of $769.4 million or 7% compared to the same period in 2016. The higher average balance in loans and leases was primarily due to strong growth in our commercial real estate, construction, residential mortgage and consumer lending portfolios. For the year ended December 31, 2017, yields on our investment securities portfolio were 1.97%, an increase of 15 basis points from the same period in 2016.  The average balance of our investment securities portfolio increased $652.5 million or 14% to $5.2 billion. Yields on our loans and leases were 3.87% for the year ended December 31, 2017, an increase of four basis points as compared to the same period in 2016. Deposit funding costs were $42.0 million for the year ended December 31, 2017, an increase of $15.4 million or 58% compared to the same period in 2016. Rates paid on our interest-bearing deposits were 38 basis points for the year ended December 31, 2017, an increase of 13 basis points from the same period in 2016.

Provision for Loan and Lease Losses

The Provision was $22.2 million for the year ended December 31, 2018, which represented an increase of $3.7 million compared to the same period in 2017. We recorded net charge-offs of $17.7 million and $16.7 million for the years ended December 31, 2018 and 2017, respectively. This represented net charge-offs of 0.14% of total average loans and leases as of both December 31, 2018 and 2017. The Allowance was $141.7 million and $137.3 million as of December 31, 2018 and 2017, respectively, and represented 1.08% of total outstanding loans and leases as of December 31, 2018, compared to 1.12% of total outstanding loans and leases as of December 31, 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for the years ended December 31, 2018, 2017 and 2016:

Noninterest Income									Table 3
	Year Ended December 31,			Change			Change
(dollars in thousands)	2018	2017	2016	2018	vs.	2017	2017	vs.	2016
Service charges on deposit accounts	$32,036	$35,807	$37,392	$(3,771)		(11)%	$(1,585)		(4)%
Credit and debit card fees	65,716	64,049	65,262	1,667		3	(1,213)		(2)
Other service charges and fees	38,316	34,063	35,355	4,253		12	(1,292)		(4)
Trust and investment services income	31,324	30,485	29,440	839		3	1,045		4
Bank-owned life insurance	9,217	13,283	15,021	(4,066)		(31)	(1,738)		(12)
Investment securities gains, net	—	—	27,277	—		—	(27,277)		n.m.
OTTI losses on available-for-sale debt securities	(24,085)	—	—	(24,085)		n.m.	—		—
Other	26,469	27,918	16,290	(1,449)		(5)	11,628		71
Total noninterest income	$178,993	$205,605	$226,037	$(26,612)		(13)%	$(20,432)		(9)%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2017 to the same period in 2018  and from the year ended December 31, 2016 to the same period in 2017.

Total noninterest income was $179.0 million for the year ended December 31, 2018, a decrease of $26.6 million or 13% as compared to the same period in 2017. Total noninterest income was $205.6 million for the year ended December 31, 2017, a decrease of $20.4 million or 9% as compared to the same period in 2016.

Service charges on deposit accounts were $32.0 million for the year ended December 31, 2018, a decrease of $3.8 million or 11% as compared to the same period in 2017. This decrease was primarily due to a $3.7 million decrease in account analysis service charges due to higher earning credit rates that offset fee income. Service charges on deposit accounts were $35.8 million for the year ended December 31, 2017, a decrease of $1.6 million or 4% as compared to the same period in 2016. This decrease was primarily due to a $1.8 million decrease in account analysis service charges due to both higher balances in business accounts and higher credit rates, which resulted in higher earning credits that offset fee income, partially offset by a $0.3 million increase in overdraft and checking account fees from lower average transactional account balances during the year ended December 31, 2017.

Credit and debit card fees were $65.7 million for the year ended December 31, 2018, an increase of $1.7 million or 3% as compared to the same period in 2017. This increase was primarily due to a $2.0 million increase in merchant service revenues and a $1.5 million increase in interchange settlement fees, partially offset by a $1.6 million increase in network association dues. Credit and debit card fees were $64.0 million for the year ended December 31, 2017, a decrease of $1.2 million or 2% as compared to the same period in 2016. This decrease was primarily due to a $2.9 million decrease in interchange settlement fees, a $1.0 million increase in network association dues and a $0.3 million decrease in rental fees from credit card terminals, partially offset by an increase of $2.9 million in merchant service revenues.

Other service charges and fees were $38.3 million for the year ended December 31, 2018, an increase of $4.3 million or 12% as compared to the same period in 2017. This increase was primarily due to a $2.5 million increase in fees from the sale of annuities and securities, a $0.8 million increase in fee income from our cash management services, a $0.6 million increase in fees from standby letters of credit arrangements and a $0.5 million increase in residential mortgage loan servicing fees. Other service charges and fees were $34.1 million for the year ended December 31, 2017, a decrease of $1.3 million or 4% as compared to the same period in 2016. This decrease was primarily due to a $1.2 million decrease in residential mortgage loan servicing fees.

Trust and investment services income was $31.3 million for the year ended December 31, 2018, an increase of $0.8 million or 3% as compared to the same period in 2017. This increase was primarily due to a $0.5 million increase in investment management fees and a $0.3 million increase in business cash management fees. Trust and investment services income was $30.5 million for the year ended December 31, 2017, an increase of $1.0 million or 4% as compared to the same period in 2016. This increase was primarily due to a $0.3 million increase in irrevocable trust fees, a $0.3 million increase in business cash management fees, a $0.2 million increase in investment management fees and a $0.2 million increase in corporate trust and agency fees.

BOLI income was $9.2 million for the year ended December 31, 2018, a decrease of $4.1 million or 31% as compared to the same period in 2017. This decrease was primarily due to a $3.4 million decrease in BOLI earnings and a $0.6 million decrease in death benefits received. BOLI income was $13.3 million for the year ended December 31, 2017, a decrease of $1.7 million or 12% as compared to the same period in 2016. This decrease was primarily due to a $2.5 million decrease in death benefits received, partially offset by a $0.8 million increase in BOLI earnings.

Net gains on the sale of investment securities were nil for both the years ended December 31, 2018 and 2017. This was a decrease of $27.3 million for the year ended December 31, 2017 as compared to the same period in 2016. Net gains on the sale of investment securities for the year ended December 31, 2016 were primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares.

OTTI losses on available-for-sale debt securities were $24.1 million for the year ended December 31, 2018, an increase of $24.1 million as compared to the same period in 2017.  OTTI losses on available-for-sale debt securities for the year ended December 31, 2018 were due to our intent to sell 48 securities with a book value of $898.2 million. As a result we recorded an OTTI write-down of $24.1 million, representing the entire difference between the amortized cost basis and fair value of the securities, during December 2018. OTTI losses on available-for-sale debt securities were nil for both the years ended December 31, 2017 and 2016.

Other noninterest income was $26.5 million for the year ended December 31, 2018, a decrease of $1.4 million or 5% as compared to the same period in 2017. The decrease in other noninterest income was primarily due to a $7.0 million decrease related to gains on the sale of bank properties in 2017, a $2.2 million decrease in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $0.8 million decrease related to insurance proceeds from severe weather which affected the Hawaiian Islands and a $0.6 million decrease in merchant discount fees related to debit card transactions. This was partially offset by a $7.0 million increase in net gains recognized in income related to derivative contracts, a $1.2 million increase in gains on the sale of leased equipment and a $1.2 million general excise tax refund. Other noninterest income was $27.9 million for the year ended December 31, 2017, an increase of $11.6 million or 71% as compared to the same period in 2016. The increase in other noninterest income was primarily due to a $6.9 million gain on the sale of real estate, a $3.9 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and the signing of the Tax Act, a $1.2 million increase in vendor bonuses received, a $1.1 million decrease in the amortization of mortgage servicing rights and a $1.0 million increase related to insurance proceeds from severe weather which affected the Hawaiian Islands. This was partially offset by a $2.4 million decrease in recoveries on loans in excess of amounts previously charged-off for the year ended December 31, 2017 as compared to the same period in 2016.

Noninterest Expense

Table 4 presents the major components of noninterest expense for the years ended December 31, 2018, 2017 and 2016:

Noninterest Expense									Table 4
	Year Ended December 31,			Change			Change
(dollars in thousands)	2018	2017	2016	2018	vs.	2017	2017	vs.	2016
Salaries and employee benefits(1)	$167,162	$163,086	$157,144	$4,076		2%	$5,942		4%
Contracted services and professional fees	49,775	45,011	45,345	4,764		11	(334)		(1)
Occupancy	27,330	23,485	21,606	3,845		16	1,879		9
Equipment	17,714	17,247	16,912	467		3	335		2
Regulatory assessment and fees	14,217	14,907	12,972	(690)		(5)	1,935		15
Advertising and marketing	4,813	6,191	6,127	(1,378)		(22)	64		1
Card rewards program	24,860	23,363	22,459	1,497		6	904		4
Other(1)	59,082	54,264	54,715	4,818		9	(451)		(1)
Total noninterest expense	$364,953	$347,554	$337,280	$17,399		5%	$10,274		3%

(1)

The Company adopted ASU No. 2017-07 and applied the guidance retrospectively. As such $12.3 million and $12.1 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the years ending December 31, 2017 and 2016, respectively.

Total noninterest expense was $365.0 million for the year ended December 31, 2018, an increase of $17.4 million or 5% as compared to the same period in 2017. Total noninterest expense was $347.6 million for the year ended year ended December 31, 2017, an increase of $10.3 million or 3% as compared to the same period in 2016.

Salaries and employee benefits expense was $167.2 million for the year ended December 31, 2018, an increase of $4.1 million or 2% as compared to the same period in 2017. This increase was primarily due to a $7.7 million increase in base salaries and related payroll taxes and a $2.4 million increase in group health plan costs. This was partially offset by a $2.4 million increase in deferred loan origination costs, a $2.1 million decrease in incentive compensation and a $1.4 million decrease in other compensation, primarily related to bonuses to employees due to the benefits from the Tax Act being passed in December 2017. Salaries and employee benefits expense was $163.1 million for the year ended December 31, 2017, an increase of $5.9 million or 4% as compared to the same period in 2016. This increase was primarily due to an $8.3 million increase in base salaries and related payroll taxes, a $2.2 million increase in other compensation, primarily related to the aforementioned bonuses to employees and a $0.8 million increase in group health plan costs. This was partially offset by a $3.5 million increase in deferred loan origination costs and a $2.7 million decrease in incentive compensation.

Contracted services and professional fees were $49.8 million for the year ended December 31, 2018, an increase of $4.8 million or 11% as compared to the same period in 2017. This increase was primarily due to a $2.5 million increase in outside services, primarily attributable to marketing services and new customer services and a $1.9 million increase in contracted data processing, primarily related to new merchant billing services. Contracted services and professional fees were $45.0 million for the year ended December 31, 2017, a decrease of $0.3 million or 1% as compared to the same period in 2016.

Occupancy expense was $27.3 million for the year ended December 31, 2018, an increase of $3.8 million or 16% as compared to the same period in 2017. This increase was primarily due to a $2.6 million decrease in net sublease rental income, a $1.5 million increase in building maintenance expense and a $0.6 million increase in utilities expense. This was partially offset by a $0.9 million decrease in ATM rent expense. Occupancy expense was $23.5 million for the year ended December 31, 2017, an increase of $1.9 million or 9% as compared to the same period in 2016. This increase was primarily due to a $1.6 million decrease in net sublease rental income and a $0.3 million increase in building maintenance expense.

Equipment expense was $17.7 million for the year ended December 31, 2018, an increase of $0.5 million or 3% as compared to the same period in 2017. Equipment expense was $17.2 million for the year ended December 31, 2017, an increase of $0.3 million or 2% as compared to the same period in 2016.

Regulatory assessment and fees were $14.2 million for the year ended December 31, 2018, a decrease of $0.7 million or 5% as compared to the same period in 2017. Regulatory assessment and fees were $14.9 million for the year ended December 31, 2017, an increase of $1.9 million or 15% as compared to the same period in 2016. Starting in the third quarter of 2016, there was a change in the calculation of the FDIC insurance assessment and the adoption of an addition surcharge, which resulted in a higher insurance rate. This additional surcharge required by the FDIC ended during the third quarter of 2018. The decrease of the regulatory assessment and fees for the year ended December 31, 2018 as compared to the same period in 2017 was based on the exclusion of the additional surcharge for the last three months of 2018. The increase of the regulatory assessment and fees for the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to six additional months under the new calculation and surcharge during 2017 as well as a higher assessment base (i.e., average total assets) for the year ended December 31, 2017.

Advertising and marketing expense was $4.8 million for the year ended December 31, 2018, a decrease of $1.4 million or 22% as compared to the same period in 2017. This decrease was primarily due to a $2.0 million increase in vendor reimbursements, partially offset by a $0.6 million increase in advertising costs. Advertising and marketing expense was $6.2 million for the year ended December 31, 2017, an increase of $0.1 million or 1% as compared to the same period in 2016.

Card rewards program expense was $24.9 million for the year ended December 31, 2018, an increase of $1.5 million or 6% as compared to the same period in 2017. This increase was primarily due to a $1.6 million increase in credit card cash reward redemptions. Card rewards program expense was $23.4 million for the year ended December 31, 2017, an increase of $0.9 million or 4% as compared to the same period in 2016. This increase was primarily due to a change in terms related to the expiration of our debit card reward points recorded during 2017.

Other noninterest expense was $59.1 million for the year ended December 31, 2018, an increase of $4.8 million or 9% as compared to the same period in 2017. This increase was primarily due to a $4.1 million charge recorded in 2018 in connection with an agreement in principle to settle a putative class action lawsuit against the Company, a $1.0 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.9 million increase in charitable contributions and a $0.7 million loss on our funding swap related to a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016. This was partially offset by a $2.1 million decrease in pension-related expenses. Other noninterest expense was $54.3 million for the year ended December 31, 2017, a decrease of $0.5 million or 1% as compared to the same period in 2016.  This decrease was primarily due to a $1.0 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.7 million decrease in expenses related to clean-up and repairs from severe weather which affected the Hawaiian Islands in 2016, a $0.4 million decrease in telephone expenses and a $0.4 million decrease in travel expenses. This was partially offset by a $1.2 million increase in software amortization expense and a $0.8 million increase in insurance expense as a result of higher rates due to our transition to a stand-alone public company.

Provision for Income Taxes

The provision for income taxes was $93.8 million (reflecting an effective tax rate of 26.18%) for the year ended December 31, 2018, compared with a provision for income taxes of $184.7 million (reflecting an effective tax rate of 50.13%) for the same period in 2017.  The decrease in the provision for income taxes was primarily due to the impact of the Tax Act that was signed into law on December 22, 2017, which reduced the corporate tax rate from 35% to 21%. The reduction in the corporate tax rate required a one-time revaluation of certain tax-related assets, which resulted in the Company recording $47.6 million as additional income tax expense in the fourth quarter of 2017. Additional information about the provision for income taxes is presented in “Note 16. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 5 summarizes net income from our business segments for the years ended December 31, 2018,  2017 and 2016. Additional information about operating segment performance is presented in “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Business Segment Net Income			Table 5
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Retail Banking	$225,319	$151,806	$182,443
Commercial Banking	73,891	56,314	74,904
Treasury and Other	(34,816)	(24,438)	(27,169)
Total	$264,394	$183,682	$230,178

Retail Banking.  Our Retail Banking segment includes the financial products and services we provide to consumers, small businesses and certain commercial customers. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Our Retail Banking segment also includes our wealth management services. Products and services from Retail Banking are delivered to customers through 60 banking locations throughout the State of Hawaii, Guam and Saipan.

Net income for the Retail Banking segment was $225.3 million for the year ended December 31, 2018, an increase of $73.5 million or 48% as compared to the same period in 2017. The increase in net income for the Retail Banking segment was primarily due to a $60.9 million decrease in the provision for income taxes and a $16.6 million increase in net interest income, partially offset by a $2.2 million increase in noninterest expense and a $1.9 million increase in the Provision. The decrease in the provision for income taxes was primarily due to the reduction of the corporate tax rate as a result of the Tax Act. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and margins in our deposit portfolio. The increase in noninterest expense was primarily due to a charge related to a settlement agreement to resolve a putative class action lawsuit against the Company and an increase in salaries and employee benefits expense, occupancy expense and contracted services and professional fees, partially offset by lower expenses that were allocated to the Retail Banking segment. The increase in total assets for the Retail Banking segment was primarily due to strong residential real estate loan growth, reflective of the strong housing market and economic conditions in Hawaii during 2018.

Net income for the Retail Banking segment was $151.8 million for the year ended December 31, 2017, a decrease of $30.6 million or 17% as compared to the same period in 2016. The decrease in net income for the Retail Banking segment was primarily due to a $28.6 million increase in the provision for income taxes, an $11.9 million increase in noninterest expense and a $3.7 million increase in the Provision, partially offset by a $14.4 million increase in net interest income. The increase in the provision for income taxes was primarily due to the one-time revaluation of certain tax-related assets under the Tax Act in 2017. The increase in noninterest expense was primarily due to higher allocated expenses, salaries and employee benefits expense, contracted services and professional fees, occupancy expense and regulatory assessment and fees. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and margins in our deposit portfolio. The increase in total assets for the Retail Banking segment was primarily due to strong residential real estate loan growth, reflective of the strong housing market and economic conditions in Hawaii during 2017.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $73.9 million for the year ended December 31, 2018, an increase of $17.6 million or 31% as compared to the same period in 2017. The increase in net income for the Commercial Banking segment was primarily due to a $24.0 million decrease in the provision for income taxes, a $5.5 million increase in noninterest income and a $2.4 million increase in net interest income, partially offset by a $12.6 million increase in noninterest expense and a $1.8 million increase in the Provision. The decrease in the provision for income taxes was primarily due to the reduction of the corporate tax rate as a result of the Tax Act. The increase in noninterest income was primarily due to an increase in merchant service revenues and interchange settlement fees, a gain on the sale of leased equipment and an increase in fee income from our cash management services, partially offset by an increase in network association dues. The increase in net interest income was primarily due to higher interest income from our commercial lending portfolio, particularly our commercial real estate loans. The increase in noninterest expense was primarily due to higher expenses that were allocated to the Commercial Banking segment and an increase in card reward expenses, contracted services and professional fees and operational losses. The increase in total assets for the Commercial Banking segment was primarily due to growth in our commercial real estate portfolio, reflective of a strong real estate market in Hawaii during 2018.

Net income for the Commercial Banking segment was $56.3 million for the year ended December 31, 2017, a decrease of $18.6 million or 25% as compared to the same period in 2016. The decrease in net income for the Commercial Banking segment was primarily due to a $6.2 million increase in the Provision, a $5.0 million increase in noninterest expense, a $4.3 million decrease in net interest income and a $4.0 million increase in the provision for income taxes. The increase in noninterest expense was primarily due to higher allocated expenses, regulatory assessment and fees and card reward expenses, partially offset by lower operational losses. The decrease in net interest income was primarily due to higher allocated charges from credit cards and lower amortized loan origination fees. The increase in the provision for income taxes was primarily due to the one-time revaluation of certain tax-related assets under the Tax Act in 2017. The increase in total assets for the Commercial Banking segment was primarily due to growth in our commercial real estate portfolio, reflective of a strong real estate market in Hawaii during 2017.

Treasury and Other.  Our Treasury and Other segment includes our treasury business, which consists of corporate asset and liability management activities, including interest rate risk management. The assets and liabilities (and related interest income and expense) of our treasury business consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short and long-term borrowings and bank-owned properties. Our primary sources of noninterest income are from BOLI, net gains from the sale of investment securities, foreign exchange income related to customer driven currency requests from merchants and island visitors and management of bank-owned properties in Hawaii and Guam. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing, and Corporate and Regulatory Administration) provide a wide range of support to our other income earning segments. Expenses incurred by these support units are charged to the applicable business segments through an internal cost allocation process.

Net loss for the Treasury and Other segment was $34.8 million for the year ended December 31, 2018, an increase in net loss of $10.4 million or 42% as compared to the same period in 2017. The increase in net loss was primarily due to a $32.2 million decrease in noninterest income and a $2.6 million increase in noninterest expense, partially offset by an $18.5 million increase in net interest income and a $5.9 million increase in the benefit for income taxes. The decrease in noninterest income was primarily due to the OTTI losses on available-for-sale securities and a decrease in gains related to the sale of bank properties, BOLI income, income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and insurance proceeds from severe weather which affected the Hawaiian Islands, partially offset by an increase in net gains recognized in income related to derivative contracts. The increase in noninterest expense was primarily due to an increase in occupancy expense, salaries and employee benefits expense, contracted services and professional fees, charitable contributions and a loss on our funding swap related to a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016.  This was partially offset by a decrease in pension-related expenses and advertisings costs. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances in our loan portfolio, partially offset by higher expense charges as a result of higher average balances and margins in our deposit portfolio. The increase in the benefit for income taxes was primarily due to the reduction of the corporate tax rate as a result of the Tax Act. The decrease in total assets for the Treasury and Other segment was primarily due to a decrease in our investment securities portfolio.

Net loss for the Treasury and Other segment was $24.4 million for the year ended December 31, 2017, a decrease in net loss of $2.7 million or 10% as compared to the same period in 2016. The decrease in net loss was primarily due to a $27.1 million decrease in net interest expense and a $6.6 million decrease in noninterest expense, partially offset by a $20.5 million decrease in noninterest income and a $10.4 million decrease in the benefit for income taxes. The decrease in net interest expense was primarily due to higher earnings credits as a result of higher average balances in our loan portfolio and higher average balances and yields in our investment securities portfolio.  The decrease in noninterest expense was primarily due to lower allocated expenses and contracted services and professional fees, partially offset by higher salaries and employee benefits expense and occupancy expense. The decrease in noninterest income was primarily due to a $22.7 million net gain on the sale of 274,000 Visa Class B restricted shares in 2016, partially offset by gains on the sale of real estate. The decrease in the benefit for income taxes was primarily due to the one-time revaluation of certain tax-related assets under the Tax Act in 2017.  The increase in total assets for the Treasury and Other segment was primarily due to an increase in investment securities.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2018 and 2017,  cash and cash equivalents were $1.0 billion.  Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $4.5 billion and $5.2 billion as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (the “FHLB”) and the FRB. As of December 31, 2018, we have borrowing capacity of $1.3 billion from the FHLB and $671.8 million from the FRB based on the amount of collateral pledged. During the twelve months ended December 31, 2018, advances totaling $600 million were issued from the FHLB.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost source of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $15.3 billion and $14.7 billion as of December 31, 2018 and 2017, which represented 89% and 83%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and capital to be returned to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short-term borrowings and the issuance of long-term debt and equity securities.

Investment Securities

Table 6 presents the estimated fair value of our available-for-sale investment securities portfolio as of December 31, 2018, 2017 and 2016:

Investment Securities			Table 6
	December 31,
(dollars in thousands)	2018	2017	2016
U.S. Treasury securities	$389,470	$392,255	$392,473
Government-sponsored enterprises debt securities	241,594	242,601	242,667
Government agency mortgage-backed securities	411,536	351,390	185,663
Government-sponsored enterprises mortgage-backed securities	150,847	174,741	204,385
Non-government asset-backed securities	—	—	12,583
Collateralized mortgage obligations:
Government agency	2,682,449	3,290,474	3,351,822
Government-sponsored enterprises	602,592	762,718	687,921
Debt securities issued by state and political subdivisions	19,854	20,479	—
Total available-for-sale securities	$4,498,342	$5,234,658	$5,077,514

Table 7 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of December 31, 2018:

Maturities and Weighted-Average Yield on Securities(1)											Table 7
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2018
Available-for-Sale Securities
U.S. Treasury securities	$—	—%	$389.5	1.32%	$—	—%	$—	—%	$389.5	1.32%	$389.5
Government-sponsored enterprises debt securities	—	—	133.7	2.10	114.7	2.05	—	—	248.4	2.08	241.6
Mortgage-Backed Securities(2):
Government agency	53.9	2.78	172.8	2.78	109.3	2.75	90.7	2.72	426.7	2.76	411.5
Government-sponsored enterprises	28.5	2.37	73.8	2.39	35.7	2.32	18.0	2.29	156.0	2.36	150.8
Collateralized mortgage obligations(2):
Government agency	528.7	2.02	1,442.7	2.05	636.6	2.10	171.6	2.14	2,779.6	2.06	2,682.4
Government-sponsored enterprises	117.3	1.96	355.8	1.98	140.6	2.03	6.6	1.51	620.3	1.98	602.6
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	19.9	3.34	19.9	3.34	19.9
Total available-for-sale securities as of December 31, 2018	$728.4	2.08%	$2,568.3	1.99%	$1,036.9	2.16%	$306.8	2.39%	$4,640.4	2.07%	$4,498.3

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $4.5 billion as of December 31, 2018, a decrease of $736.3 million or 14% compared to December 31, 2017. This decrease was primarily due to our use of paydowns and maturities to fund loan growth. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be OTTI.

As of December 31, 2018, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the consolidated balance sheets, with $3.3 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $389.5 million in U.S. Treasury securities, $241.6 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $562.4 million in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and $19.9 million in debt securities issued by state and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.1 million and $0.2 million as of December 31, 2018 and December 31, 2017, respectively. Gross unrealized losses in our investment securities portfolio were $142.2 million and $122.9 million as of December 31, 2018 and December 31, 2017.  Higher unrealized losses in our investment securities portfolio were primarily due to higher market interest rates as of December 31, 2018, relative to when the investment securities were purchased. The higher gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of December 31, 2018, we intended to sell 48 investment securities with an aggregate book value of $898.2 million, primarily comprised of U.S. Treasury securities and longer duration collateralized mortgage obligations. As a result, we recorded a non-credit related OTTI write-down of $24.1 million for the year ended December 31, 2018. In January 2019, the sale of these securities were executed and the proceeds were used to invest in securities to improve portfolio return, reposition interest rate risk, maintain liquidity and to diversify asset allocation.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of December 31, 2018 and December 31, 2017, we held FHLB stock of $34.1 million and $10.1 million, respectively, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories as of December 31 for each of the last five years:

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$3,208,760	$3,135,266	$3,239,600	$3,057,455	$2,697,142
Commercial real estate	2,990,783	2,667,597	2,343,495	2,164,448	2,047,465
Construction	626,757	632,911	450,012	367,460	470,061
Residential:
Residential mortgage	3,527,101	3,226,601	2,921,766	2,668,147	2,530,406
Home equity line	912,517	863,452	874,693	864,280	807,615
Total residential	4,439,618	4,090,053	3,796,459	3,532,427	3,338,021
Consumer	1,662,504	1,586,476	1,510,772	1,401,561	1,226,603
Lease financing	147,769	165,066	180,040	198,679	244,298
Total loans and leases	$13,076,191	$12,277,369	$11,520,378	$10,722,030	$10,023,590

Total loans and leases were $13.1 billion as of December 31, 2018, an increase of $798.8 million or 7% from December 31, 2017 with increases in all categories except construction loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.2 billion as of December 31, 2018, an increase of $73.5 million or 2% from December 31, 2017. The increase was primarily due to a higher volume of mainland and Hawaii loans. High levels of outstanding balances in this portfolio were reflective of a strong Hawaii economy, which has encouraged local businesses to expand and to reinvest in their businesses.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.0 billion as of December 31, 2018, an increase of $323.2 million or 12% from December 31, 2017. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $626.8 million as of December 31, 2018, a decrease of $6.2 million or 1% from December 31, 2017 in part due to greater than expected prepayments.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.4 billion as of December 31, 2018, an increase of $349.6 million or 9% from December 31, 2017, primarily due to a $300.5 million or 9% increase in residential mortgages. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in this relatively low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.7 billion as of December 31, 2018, an increase of $76.0 million or 5% from December 31, 2017. High levels of consumer outstanding balances were reflective of a strong Hawaii economy, higher statewide personal income and lower unemployment trends. These factors contribute to higher levels of consumer spending.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $147.8 million as of December 31, 2018, a decrease of $17.3 million or 10% from December 31, 2017.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 9 presents the recorded investment in our loan and lease portfolio as of December 31, 2018 by rate type:

Loans and Leases by Rate Type								Table 9
	December 31, 2018
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$253,487	$2,515,293	$—	$2,427	$2,771,207	$14,350	$423,203	$3,208,760
Commercial real estate	33,377	1,611,796	360	1,020,394	2,665,927	81,183	243,673	2,990,783
Construction	37,161	410,972	42	74,494	522,669	631	103,457	626,757
Residential:
Residential mortgage	21,723	209,173	138,758	52,420	422,074	351,633	2,753,394	3,527,101
Home equity line	335,125	—	71,211	—	406,336	506,085	96	912,517
Total residential	356,848	209,173	209,969	52,420	828,410	857,718	2,753,490	4,439,618
Consumer	325,514	24,378	1,844	167	351,903	14,159	1,296,442	1,662,504
Lease financing	—	—	—	—	—	—	147,769	147,769
Total loans and leases	$1,006,387	$4,771,612	$212,215	$1,149,902	$7,140,116	$968,041	$4,968,034	$13,076,191

% by rate type at December 31, 2018	8%	36%	2%	9%	55%	7%	38%	100%

Tables 10 and 11 present the geographic distribution of our loan and lease portfolio as of December 31, 2018 and 2017:

Geographic Distribution of Loan and Lease Portfolio					Table 10
	December 31, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,289,171	$1,707,713	$130,477	$81,399	$3,208,760
Commercial real estate	2,003,997	615,364	370,546	876	2,990,783
Construction	326,006	272,709	28,042	—	626,757
Residential:
Residential mortgage	3,405,867	2,890	118,344	—	3,527,101
Home equity line	882,805	—	29,712	—	912,517
Total residential	4,288,672	2,890	148,056	—	4,439,618
Consumer	1,239,563	23,038	397,783	2,120	1,662,504
Lease financing	46,409	93,954	7,406	—	147,769
Total Loans and Leases	$9,193,818	$2,715,668	$1,082,310	$84,395	$13,076,191
Percentage of Total Loans and Leases	70%	21%	8%	1%	100%

(1)

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 11
	December 31, 2017
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,253,250	$1,645,357	$159,305	$77,354	$3,135,266
Commercial real estate	1,810,675	488,782	366,237	1,903	2,667,597
Construction	385,442	213,761	33,708	—	632,911
Residential:
Residential mortgage	3,103,423	2,704	120,474	—	3,226,601
Home equity line	836,893	—	26,559	—	863,452
Total residential	3,940,316	2,704	147,033	—	4,090,053
Consumer	1,153,043	25,681	405,517	2,235	1,586,476
Lease financing	49,379	95,337	10,220	10,130	165,066
Total Loans and Leases	$8,592,105	$2,471,622	$1,122,020	$91,622	$12,277,369
Percentage of Total Loans and Leases	70%	20%	9%	1%	100%

(1)

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, participation in the Shared National Credits Program and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes leveraged lease financing activities on the U.S. mainland, but this portfolio continues to run off and no new leveraged leases are being added to the portfolio. Our consumer lending activities are concentrated primarily in Hawaii and to a smaller extent Guam and Saipan.

Table 12 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of December 31, 2018:

Maturities for Selected Loan Categories(1)				Table 12
	December 31, 2018
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,204,561	$1,606,246	$397,953	$3,208,760
Construction	174,893	259,748	192,116	626,757
Total Loans and Leases	$1,379,454	$1,865,994	$590,069	$3,835,517

Total of loans with:
Adjustable interest rates	$1,296,466	$1,552,774	$444,636	$3,293,876
Hybrid interest rates	384	6,124	8,473	14,981
Fixed interest rates	82,604	307,096	136,960	526,660
Total Loans and Leases	$1,379,454	$1,865,994	$590,069	$3,835,517

(1)	Based on contractual maturities.

Credit Quality

We evaluate certain loans and leases, including commercial and industrial loans, commercial real estate loans and construction loans, individually for impairment and non-accrual status. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We generally place a loan on non-accrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection. Loans on non-accrual status are generally classified as impaired, but not all impaired loans are necessarily placed on non-accrual status. See “Note 5. Allowance for Loan and Lease Losses” in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information about our credit quality indicators.

For purposes of managing credit risk and estimating the Allowance, management has identified three categories of loans (commercial, residential real estate and consumer) that we use to develop our systematic methodology to determine the Allowance. The categorization of loans for the evaluation of credit risk is specific to our credit risk evaluation process and these loan categories are not necessarily the same as the loan categories used for other evaluations of our loan portfolio. See “Note 5. Allowance for Loan and Lease Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information about our approach to estimating the Allowance.

The following tables and discussion address non-performing assets, loans and leases that are 90 days past due but are still accruing interest, impaired loans and loans modified in a troubled debt restructuring.

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 13 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More for each of the last five years:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More					Table 13
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$274	$2,932	$2,730	$3,958	$2,871
Commercial real estate	1,658	1,786	—	138	2,429
Construction	—	—	—	—	1,556
Lease financing	—	—	153	181	187
Total Commercial Loans	1,932	4,718	2,883	4,277	7,043
Residential Loans:
Residential mortgage	4,611	5,107	6,547	12,344	16,850
Total Residential Loans	4,611	5,107	6,547	12,344	16,850
Total Non-Accrual Loans and Leases	6,543	9,825	9,430	16,621	23,893
Other Real Estate Owned	751	329	329	154	4,364
Total Non-Performing Assets	$7,294	$10,154	$9,759	$16,775	$28,257

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$141	$220	$449	$2,496	$—
Commercial real estate	—	1,400	—	161	—
Lease financing	—	—	83	174	—
Total Commercial Loans	141	1,620	532	2,831	—
Residential Loans:
Residential mortgage	32	—	—	106	408
Home equity line	2,842	1,360	866	631	1,466
Total Residential Loans	2,874	1,360	866	737	1,874
Consumer	3,373	1,394	1,870	1,454	1,784
Total Accruing Loans and Leases Past Due 90 Days or More	$6,388	$4,374	$3,268	$5,022	$3,658

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	24,033	34,130	44,496	28,351	35,589
Total Loans and Leases	$13,076,191	$12,277,369	$11,520,378	$10,722,030	$10,023,590

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.05%	0.08%	0.08%	0.16%	0.24%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.06%	0.08%	0.08%	0.16%	0.28%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.10%	0.12%	0.11%	0.20%	0.32%

Table 14 presents the activity in NPAs for the years ended December 31, 2018 and 2017:

Non-Performing Assets		Table 14
	Year Ended December 31,
(dollars in thousands)	2018	2017
Balance at beginning of year	$10,154	$9,759
Additions	7,817	5,692
Reductions
Payments	(7,384)	(1,902)
Return to accrual status	(1,831)	(1,896)
Sales of other real estate owned	(691)	(775)
Charge-offs/write-downs	(771)	(724)
Total Reductions	(10,677)	(5,297)
Balance at End of Year	$7,294	$10,154

The level of NPAs represents an indicator of the potential for future credit losses. NPAs consist of non-accrual loans and leases and OREO. Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to OREO or are no longer classified as non-accrual because they have returned to accrual status as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Total NPAs were $7.3 million as of December 31, 2018, a decrease of $2.9 million or 28% from December 31, 2017. The ratio of our NPAs to total loans and leases and OREO was 0.06% as of December 31, 2018,  a decrease of 2 basis points from December 31, 2017. The decrease in total NPAs was primarily due to a $2.7 million decrease in commercial and industrial loans and a  $0.5 million decrease in residential mortgage non-accrual loans.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2018, residential mortgage non-accrual loans were $4.6 million, a decrease of $0.5 million or 10% from December 31, 2017. As of December 31, 2018, our residential mortgage non-accrual loans were comprised of 26 loans with a weighted average current loan-to-value (“LTV”) ratio of 70%.

Commercial real estate non-accrual loans were $1.7 million as of December 31, 2018,  a decrease of $0.1 million or 7% from December 31, 2017.

Commercial and industrial non-accrual loans were $0.3 million as of December 31, 2018,  a decrease of $2.7 million or 91% from December 31, 2017. The decrease was primarily due to six commercial and industrial non-accrual loans totaling $2.4 million that were paid off in 2018.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. OREO was $0.8 million and $0.3 million as of December 31, 2018 and 2017, respectively, and was comprised of two residential properties as of December 31, 2018 and one residential property as of December 31, 2017.

We attribute the lower level of NPAs to strong general economic conditions in Hawaii, led by strong tourism and construction industries, relatively low unemployment and favorable real estate valuations. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $6.4 million as of December 31, 2018, an increase of $2.0 million or 46% as compared to December 31, 2017.  Consumer loans and home equity lines that were past due 90 days or more and still accruing interest increased by $2.0 million and $1.5 million, respectively, from December 31, 2017. This was partially offset by decreases in delinquencies in our commercial real estate and commercial and industrial portfolios.

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

Impaired loans were $30.6 million and $45.3 million as of December 31, 2018 and 2017, respectively. These impaired loans had a related Allowance of $0.5 million as of both December 31, 2018 and 2017. The decrease in impaired loans during 2018 was primarily due to a net decrease of 10 commercial and industrial loans totaling $7.9 million and a net decrease of five commercial real estate loans totaling $4.1 million. The balance of impaired loans was also affected by charge-offs and paydowns. As of December 31, 2018 and 2017, we recorded charge-offs of $0.7 million and $1.5 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2018 had been accrued under the original terms, approximately $0.5 million in additional interest income would have been recorded in the year ended December 31, 2018 and approximately $0.3 million in additional interest income would have been recorded for 2017. Actual interest income recorded on these loans was $1.9 million for the year ended December 31, 2018 and $2.3 million for the year ended December 31, 2017.

Loans Modified in a Troubled Debt Restructuring

Table 15 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of December 31, 2018 and 2017:

Loans Modified in a Troubled Debt Restructuring		Table 15
	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$8,445	$15,251
Commercial real estate	4,086	8,850
Total commercial	12,531	24,101
Residential mortgage	12,128	12,394
Total residential	12,128	12,394
Total	$24,659	$36,495

Loans modified in a TDR were $24.7 million as of December 31, 2018, a net decrease of $11.8 million or 32% from 2017. This decrease was primarily due to the net reduction of five commercial and industrial loans totaling $5.1 million and a net reduction of five commercial real estate loans of  $4.1 million. This was further decreased by charge-offs and paydowns on existing loans. As of December 31, 2018, $24.0 million or 97% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 5. Allowance for Loan and Lease Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information and a description of the modification programs that we currently offer to our customers.

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2018 and 2017 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 16 presents an analysis of our Allowance for the years indicated:

Allowance for Loan and Lease Losses					Table 16
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance at Beginning of Year	$137,253	$135,494	$135,484	$134,799	$133,239
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(778)	(1,519)	(348)	(866)	(2,298)
Lease financing	—	(147)	—	—	—
Total Commercial Loans	(778)	(1,666)	(348)	(866)	(2,298)
Residential	(165)	(408)	(799)	(618)	(1,086)
Consumer	(26,630)	(23,851)	(18,791)	(18,312)	(15,291)
Total Loans and Leases Charged-Off	(27,573)	(25,925)	(19,938)	(19,796)	(18,675)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	232	844	251	940	1,387
Commercial real estate	216	596	3,329	1,115	207
Lease financing	—	—	2	3	57
Total Commercial Loans	448	1,440	3,582	2,058	1,651
Residential	940	687	1,358	2,198	1,470
Consumer	8,470	7,057	6,408	6,325	6,014
Total Recoveries on Loans and Leases Previously Charged-Off	9,858	9,184	11,348	10,581	9,135
Net Loans and Leases Charged-Off	(17,715)	(16,741)	(8,590)	(9,215)	(9,540)
Provision for Loan and Lease Losses	22,180	18,500	8,600	9,900	11,100
Balance at End of Year	$141,718	$137,253	$135,494	$135,484	$134,799
Average Loans and Leases Outstanding	$12,570,182	$11,944,596	$11,175,213	$10,297,834	$9,675,143
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.14%	0.14%	0.08%	0.09%	0.10%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.08%	1.12%	1.18%	1.26%	1.34%

Tables 17 and 18 present the allocation of the Allowance by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of the dates indicated:

Allocation of the Allowance by Loan and Lease Category	Table 17
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$34,501	$34,006	$33,129	$34,025	$31,835
Commercial real estate	19,725	18,044	18,448	18,489	16,320
Construction	5,813	6,817	4,513	3,793	4,725
Lease financing	432	611	847	888	1,089
Total commercial	60,471	59,478	56,937	57,195	53,969
Residential	44,906	42,852	43,436	46,099	44,858
Consumer	35,813	31,249	28,388	28,385	27,041
Unallocated	528	3,674	6,733	3,805	8,931
Total Allowance for Loan and Lease Losses	$141,718	$137,253	$135,494	$135,484	$134,799

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)										Table 18
	December 31,
	2018		2017		2016		2015		2014
	Allocated	Loan	Allocated	Loan	Allocated	Loan	Allocated	Loan	Allocated	Loan
	Allowance as	category as	Allowance as	category as	Allowance as	category as	Allowance as	category as	Allowance as	category as
	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total
	lease category	loans and leases	lease category	loans and leases	lease category	loans and leases	lease category	loans and leases	lease category	loans and leases
Commercial and industrial	1.08%	24.54%	1.08%	25.54%	1.02%	28.12%	1.11%	28.52%	1.18%	26.91%
Commercial real estate	0.66	22.87	0.68	21.73	0.79	20.34	0.85	20.19	0.80	20.43
Construction	0.93	4.79	1.08	5.16	1.00	3.91	1.03	3.43	1.01	4.69
Lease financing	0.29	1.13	0.37	1.34	0.47	1.56	0.45	1.85	0.45	2.44
Total commercial	0.87	53.33	0.90	53.77	0.92	53.93	0.99	53.99	0.99	54.47
Residential	1.01	33.96	1.05	33.31	1.14	32.96	1.31	32.94	1.34	33.29
Consumer	2.15	12.71	1.97	12.92	1.88	13.11	2.03	13.07	2.20	12.24
Total	1.08%	100.00%	1.12%	100.00%	1.18%	100.00%	1.26%	100.00%	1.34%	100.00%

As of December 31, 2018, the Allowance was $141.7 million or 1.08% of total loans and leases outstanding, compared with an Allowance of $137.3 million or 1.12% of total loans and leases outstanding as of December 31, 2017. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $17.7 million or 0.14% of total average loans and leases outstanding for the year ended December 31, 2018 compared to $16.7 million or 0.14% for 2017.  Net charge-offs in our commercial lending portfolio were $0.3 million for the year ended December 31, 2018 compared to net charge-offs of $0.2 million for 2017. Net recoveries in our residential lending portfolio were $0.8 million for the year ended December 31, 2018 compared to net recoveries of $0.3 million for 2017. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $18.2 million for the year ended December 31, 2018 compared to net charge-offs of $16.8 million for 2017. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2018 and 2017 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of December 31, 2018, the allocation of the Allowance to our commercial loans increased by $1.0 million or 2% from 2017 primarily due to an increase in commercial loans of $373.2 million in 2018. As of December 31, 2018, the allocation of the Allowance to our residential real estate loan portfolio increased by $2.1 million or 5% from 2017 primarily due to an increase in residential loans of $349.6 million in 2018. Although there were increases in the allocation of Allowance to the commercial and residential lending portfolios, the Company reviews qualitative factors periodically to reflect changing conditions, which resulted in a net decrease in the allocated Allowance as a percentage of loan or lease category for both commercial loans and residential loans.

See “Note 5. Allowance for Loan and Lease Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both December 31, 2018 and 2017. Our goodwill originated from the acquisition of BancWest by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the year ended December 31, 2018. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $446.4 million as of December 31, 2018, an increase of $91.1 million or 26% from December 31, 2017.  This increase was primarily due to a $59.2 million increase in affordable housing and other tax credit investment partnership interests, a $31.9 million increase in interest-earning advances, a $24.0 million increase in our investment in FHLB Stock and a $12.9 million increase in prepaid expenses. This was partially offset by a $39.4 million decrease in current tax receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 19 presents the composition of our deposits as of December 31, 2018 and December 31, 2017:

Deposits		Table 19
	December 31,
(dollars in thousands)	2018	2017
Demand	$6,007,941	$6,126,853
Savings	4,853,285	4,509,419
Money Market	3,196,678	2,801,968
Time(1)	3,092,164	4,173,882
Total Deposits	$17,150,068	$17,612,122

(1)	Public time deposits were $1.0 billion as of December 31, 2018, a decrease of $962.3 million or 49% as compared to December 31, 2017.

Total deposits were $17.2 billion as of December 31, 2018, a decrease of $462.1 million or 3% from December 31, 2017.  The decrease in deposit balances stemmed from a $1.1 billion or 26% decrease in time deposit balances, primarily from a $962.3 million decrease in public time deposits. This was partially offset by a $394.7 million or 14% increase in money market deposit balances and a $343.9 million or 8% increase in savings deposit balances.

Table 20 presents the amount of time deposits of $100,000 or more issued by the Company, further segregated by time remaining until maturity, as of December 31, 2018:

			Table 20
(dollars in thousands)	Domestic	Foreign	Total
Three months or less	$1,165,057	$46,001	$1,211,058
Over three through six months	329,869	24,480	354,349
Over six through twelve months	448,009	55,003	503,012
Over twelve months	207,277	74,480	281,757
Total	$2,150,212	$199,964	$2,350,176

Long-term Borrowings

Long-term borrowings were $600.0 million as of December 31, 2018, an increase of $600.0 million from December 31, 2017 due to the execution of FHLB fixed-rate advances with a weighted average interest rate of 2.80% and maturity dates ranging from 2020 to 2024.  The increase in long-term fixed rate borrowings was primarily to fund loan growth and to fix liability costs during a period of rising interest rates. As of December 31, 2018, the available remaining borrowing capacity with the FHLB was $1.3 billion. The FHLB fixed rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of December 31, 2018.

Pension and Postretirement Plan Obligations

We have a qualified noncontributory defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan, a non-qualified pension plan for eligible directors and a postretirement benefit plan providing life insurance and healthcare benefits that we offer to our directors and employees, as applicable. The qualified noncontributory defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen plans to new participants. To calculate annual pension costs, we use the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate.

Pension and postretirement benefit plan obligations, net of pension plan assets was $119.2 million as of December 31, 2018, a decrease of $1.0 million or 1% from December 31, 2017. The balance as of December 31, 2018 included retirement benefits payable of $127.9 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $8.7 million.

See “Note 15. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2018, 2017 and 2016, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $186.3 million and $177.3 million to Japan and $151.9 million to Canada, respectively. There were no cross-border outstandings in excess of 1% of our total consolidated assets.

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

As of December 31, 2018, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 21 below. There have been no conditions or events since December 31, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 21
	December 31,	December 31,
(dollars in thousands)	2018	2017
Stockholders' Equity	$2,524,839	$2,532,551
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(132,195)	(96,383)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,661,542	$1,633,442
Add:
Allowable Reserve for Loan and Lease Losses and Unfunded Commitments	142,318	137,853
Total Capital	$1,803,860	$1,771,295
Risk-Weighted Assets	$13,884,976	$13,120,542

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.97%	12.45%
Tier 1 Capital Ratio	11.97%	12.45%
Total Capital Ratio	12.99%	13.50%
Tier 1 Leverage Ratio	8.72%	8.52%

Total stockholders’ equity was $2.5 billion as of December 31, 2018, a decrease of $7.7 million or less than 1% from December 31, 2017. The decrease in stockholders’ equity was primarily due to an increase of $131.8 million in treasury stock related to our share repurchases from BWC concurrent with secondary offerings completed in May and August 2018, dividends declared and paid to the Company’s stockholders of $131.0 million during the year ended December 31, 2018 and an increase of $15.7 million in accumulated other comprehensive loss, net of tax, primarily due to higher unrealized losses on our investment securities due to rising interest rates. This was partially offset by earnings for the year ended December 31, 2018 of $264.4 million and equity-based awards of $6.1 million.

In January 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on March 8, 2019 to shareholders of record at the close of business on February 25, 2019.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2018 and 2017, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.7 billion and $2.3 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2018, there was one repurchase of a residential mortgage loan of $0.7 million and there was one pending repurchase request of residential mortgage loans.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2018, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2018.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2018, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows:

Contractual Obligations					Table 22
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$2,575,150	$351,875	$165,103	$36	$3,092,164
Long-term debt	8	400,018	100,000	100,000	600,026
Noncancelable operating leases	7,877	14,834	7,733	34,638	65,082
Postretirement benefit contributions	1,205	2,729	3,097	8,495	15,526
Purchase obligations	55,358	61,564	4,366	67	121,355
Total Contractual Obligations	$2,639,598	$831,020	$280,299	$143,236	$3,894,153

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

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2018 and 2017 were $144.1 million and $141.3 million, respectively. The increase in UTB was primarily due to additions related to previously identified tax positions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

See the discussion of credit, lease and other contractual commitments in “Note 4. Loans and Leases” and “Note 18. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included Item 8. Financial Statements and Supplementary Data.

Critical Accounting Policies

Our consolidated financial statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. Application of these principles requires us to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the consolidated financial statements. These factors include among other things, whether the policy requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our consolidated financial statements are those that are related to the determination of the Allowance, fair value estimates, pension and postretirement benefit obligations and income taxes.

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

See “Note 5. Allowance for Loan and Lease Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data and “— Analysis of Financial Condition — Allowance for Loan and Lease Losses” for more information on the Allowance.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2018 and 2017, $4.5 billion or 22% and $5.2 billion or 26%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2018 and 2017, $14.7 million or less than 1% and $20.5 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2018 and 2017, $12.1 million and $15.1 million, respectively, was classified in Level 2 of the fair value hierarchy and $2.6 million and $5.4 million, respectively, was classified in Level 3 of the fair value hierarchy. As of December 31, 2018 and 2017, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

Our third party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third party pricing service:

(1)

Our third party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. During the year ended December 31, 2018, there were no transfers of securities within the fair value hierarchy.

(2)

On a monthly basis, management reviews the pricing information received from our third party pricing service. This review process includes a comparison to non-binding third party broker quotes, as well as a review of market related conditions impacting the information provided by our third party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid ask spread in the brokered markets. As of December 31, 2018, management did not make adjustments to prices provided by our third party pricing service as a result of illiquid or inactive markets.

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

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements by our third party pricing service. See “Note 22. Fair Value” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our use of fair value estimates.

Pension and Postretirement Benefit Obligations

We use the following key variables to calculate annual pension costs: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate. Pension cost is directly affected by the number of employees eligible for pension benefits and their estimated compensation increases. To calculate estimated compensation increases, management reviews our salary increases each year and compares this data with industry information. For all pension and postretirement plan calculations, we use a measurement date of December 31.

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

Our determination of the pension and postretirement benefit plan obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out flows for benefit payments and cash inflows for maturities and return on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to our financial condition or results of operations. The discount rate assumption is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate assumption used to value the present value of future benefit obligations as of each year end is the rate used to determine the net periodic benefit cost for the following year.

See “Note 15. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on pension and postretirement benefit plan obligations.

Income Taxes

In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, the expiration of statutes of limitations and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our consolidated statements of income and balance sheets.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2018 and 2017, our liabilities for UTBs were $144.1 million and $141.3 million, respectively. See “Note 16. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2018, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Residential real estate is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $335,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate options may be available post-closing.  All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of December 31, 2018 and 2017, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 23 presents, for the twelve months subsequent to December 31, 2018, 2017 and 2016, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using: 1) a dynamic forecast, incorporating expected changes in the balance sheet, and 2) a static forecast, where the balance sheet as of December 31, 2018, 2017 and 2016 is held constant.

Net Interest Income Sensitivity Profile						Table 23
	As of December 31, 2018		As of December 31, 2017		As of December 31, 2016
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Immediate Change in Interest Rates (basis points)
+200	8.5%	11.0%	6.3%	10.9%	8.6%	11.9%
+100	4.8	5.5	3.8	5.5	4.5	5.8
(100)	(6.3)	(6.2)	(4.8)	(4.8)	(6.0)	(6.8)

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

Under the dynamic balance sheet forecasts as of December 31, 2018, the change in net interest income from the base case scenario was generally higher or more sensitive as compared to similar projections made as of December 31,

2017. This was, in part, due to the replacement of short-term public time deposits with longer-term fixed rate FHLB Advances. Under the dynamic balance sheet forecasts as of December 31, 2017, the change in net interest income from the base case scenario was generally lower or less sensitive as compared to similar projections made as of December 31, 2016. This was, in part, due to our larger fixed rate investment securities portfolio as well as our larger fixed rate residential real estate loan portfolio as of December 31, 2017 compared to December 31, 2016. Generally, fixed rate investment securities and loan portfolios will not reprice as quickly in response to changes in market interest rates.

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

Through review and oversight by the ALCO, we attempt to engage in strategies that neutralize interest rate risk as much as possible. Our use of derivative financial instruments, as detailed in “Note 17. Derivative Financial Instruments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, has generally been limited. This is due to natural on balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

Selected Quarterly Financial Data (Unaudited)

								Table 24
	2018				2017
(dollars in thousands,	Quarters Ended				Quarters Ended
except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Interest income	$168,044	$164,052	$159,019	$154,936	$148,558	$145,270	$140,019	$136,921
Interest expense	24,059	22,794	17,616	15,264	13,672	11,951	8,765	7,576
Net interest income	143,985	141,258	141,403	139,672	134,886	133,319	131,254	129,345
Provision for loan and lease losses	5,750	4,460	6,020	5,950	5,100	4,500	4,400	4,500
Noninterest income(1)	33,091	47,405	49,797	48,700	54,324	49,664	50,558	51,059
Noninterest expense(2)	89,354	93,147	91,865	90,587	89,850	84,784	86,929	85,991
Income before income taxes	81,972	91,056	93,315	91,835	94,260	93,699	90,483	89,913
Provision for income taxes(3)	21,977	23,668	24,262	23,877	82,576	35,336	33,588	33,173
Net income	$59,995	$67,388	$69,053	$67,958	$11,684	$58,363	$56,895	$56,740

Per share information:
Earnings Per Common Share - Basic	$0.44	$0.50	$0.50	$0.49	$0.08	$0.42	$0.41	$0.41
Earnings Per Common Share - Diluted	$0.44	$0.50	$0.50	$0.49	$0.08	$0.42	$0.41	$0.41
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.22	$0.22	$0.22	$0.22
Common share price:
High	$27.49	$30.02	$31.28	$32.36	$30.85	$31.48	$31.34	$35.32
Low	$21.19	$27.02	$27.09	$26.92	$27.34	$26.30	$26.96	$28.66
Quarter-end	$22.51	$27.16	$29.02	$27.83	$29.18	$30.29	$30.62	$29.92

Performance Ratios:
Return on average tangible stockholders' equity (non-GAAP)(4)	16.51%	18.66%	18.83%	18.32%	2.94%	14.76%	14.89%	15.41%
Return on average tangible assets (non-GAAP)(4)	1.25%	1.38%	1.45%	1.42%	0.24%	1.21%	1.22%	1.23%
Efficiency ratio	50.45%	49.36%	48.04%	48.08%	47.47%	46.33%	47.81%	47.66%
Net interest margin	3.23%	3.11%	3.18%	3.13%	2.99%	2.96%	3.02%	3.00%

(1)

Noninterest income for the quarter ended December 31, 2018 included $24.1 million related to other-than-temporary impairment losses on available-for-sale debt securities and a non-recurring $7.6 million mark-to-market adjustment related to two cash flow hedges that matured in December. Noninterest income for the quarter ended December 31, 2017 included $4.3 million related to the gains on sale of real estate.

(2)

Noninterest expense for the quarter ended September 30, 2018 included $4.1 million related to the litigation settlement agreement.  Noninterest expense for the quarter ended December 31, 2017 included $3.7 million related to salaries and benefits to employees due to the benefits from the Tax Act being passed in December 2017.

(3)	Provision for income taxes for the quarter ended December 31, 2017 included $47.6 million due to the impact of the Tax Act that was signed into law in December 2017.
(4)

Return on average tangible stockholders’ equity and return on average tangible assets are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible stockholders’ equity and return on average tangible assets, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and Subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 27, 2019

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016
Interest income
Loans and lease financing	$529,877	$462,675	$428,419
Available-for-sale securities	107,123	102,272	83,019
Other	9,051	5,821	7,082
Total interest income	646,051	570,768	518,520
Interest expense
Deposits	72,976	41,944	26,650
Short-term and long-term borrowings	6,757	20	198
Total interest expense	79,733	41,964	26,848
Net interest income	566,318	528,804	491,672
Provision for loan and lease losses	22,180	18,500	8,600
Net interest income after provision for loan and lease losses	544,138	510,304	483,072
Noninterest income
Service charges on deposit accounts	32,036	35,807	37,392
Credit and debit card fees	65,716	64,049	65,262
Other service charges and fees	38,316	34,063	35,355
Trust and investment services income	31,324	30,485	29,440
Bank-owned life insurance	9,217	13,283	15,021
Investment securities gains, net	—	—	27,277
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities	(24,085)	—	—
Other	26,469	27,918	16,290
Total noninterest income	178,993	205,605	226,037
Noninterest expense
Salaries and employee benefits	167,162	163,086	157,144
Contracted services and professional fees	49,775	45,011	45,345
Occupancy	27,330	23,485	21,606
Equipment	17,714	17,247	16,912
Regulatory assessment and fees	14,217	14,907	12,972
Advertising and marketing	4,813	6,191	6,127
Card rewards program	24,860	23,363	22,459
Other	59,082	54,264	54,715
Total noninterest expense	364,953	347,554	337,280
Income before provision for income taxes	358,178	368,355	371,829
Provision for income taxes	93,784	184,673	141,651
Net income	$264,394	$183,682	$230,178
Basic earnings per share	$1.93	$1.32	$1.65
Diluted earnings per share	$1.93	$1.32	$1.65
Dividends declared per share	$0.96	$0.88	$0.62
Basic weighted-average outstanding shares	136,945,134	139,560,305	139,487,762
Diluted weighted-average outstanding shares	137,111,420	139,656,993	139,492,608

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net income	$264,394	$183,682	$230,178
Other comprehensive loss, net of tax:
Net change in pensions and other benefits	2,960	4,291	(3,354)
Net change in investment securities	(14,259)	(14,159)	(34,852)
Net change in cash flow derivative hedges	(4,445)	1,496	1,454
Other comprehensive loss	(15,744)	(8,372)	(36,752)
Total comprehensive income	$248,650	$175,310	$193,426

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share amount)	2018	2017
Assets
Cash and due from banks	$396,836	$367,084
Interest-bearing deposits in other banks	606,801	667,560
Investment securities	4,498,342	5,234,658
Loans held for sale	432	556
Loans and leases	13,076,191	12,277,369
Less: allowance for loan and lease losses	141,718	137,253
Net loans and leases	12,934,473	12,140,116

Premises and equipment, net	304,996	289,215
Other real estate owned and repossessed personal property	751	329
Accrued interest receivable	48,920	47,987
Bank-owned life insurance	446,076	438,010
Goodwill	995,492	995,492
Mortgage servicing rights	16,155	13,196
Other assets	446,404	355,258
Total assets	$20,695,678	$20,549,461
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,142,127	$11,485,269
Noninterest-bearing	6,007,941	6,126,853
Total deposits	17,150,068	17,612,122
Long-term borrowings	600,026	34
Retirement benefits payable	127,909	134,218
Other liabilities	292,836	270,536
Total liabilities	18,170,839	18,016,910

Commitments and contingent liabilities (Notes 14 and 18)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,656,674 / 134,874,302 as of December 31, 2018; issued/outstanding: 139,599,454 / 139,588,782 as of December 31, 2017)	1,397	1,396
Additional paid-in capital	2,495,853	2,488,643
Retained earnings	291,919	139,177
Accumulated other comprehensive loss, net	(132,195)	(96,383)
Treasury stock (4,782,372 shares as of December 31, 2018 and 10,672 shares as of December 31, 2017)	(132,135)	(282)
Total stockholders' equity	2,524,839	2,532,551
Total liabilities and stockholders' equity	$20,695,678	$20,549,461

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other
(dollars in thousands,	Net	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Investment	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2015	$2,788,200	139,459,620	$—	$—	$—	$(51,259)	$—	$2,736,941
Net income prior to reorganization on April 1, 2016	65,531	—	—	—	—	—	—	65,531
Distributions prior to reorganization on April 1, 2016	(363,624)	—	—	—	—	—	—	(363,624)
Recapitalization of First Hawaiian, Inc.	(2,490,107)	—	1,395	2,488,712	—	—	—	—
Net income	—	—	—	—	164,647	—	—	164,647
Cash dividends declared ($0.62 per share)	—	—	—	—	(85,797)	—	—	(85,797)
Equity-based awards	—	71,034	—	4,360	—	—	—	4,360
Contributions	—	—	—	61,992	—	—	—	61,992
Distributions	—	—	—	(70,813)	—	—	—	(70,813)
Other comprehensive loss, net of tax	—	—	—	—	—	(36,752)	—	(36,752)
Balance as of December 31, 2016	$—	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$—	$2,476,485
Net income	—	—	—	—	183,682	—	—	183,682
Cash dividends declared ($0.88 per share)	—	—	—	—	(122,810)	—	—	(122,810)
Common stock issued under Employee Stock Purchase Plan	—	15,961	—	528	—	—	—	528
Equity-based awards	—	42,167	1	5,982	(545)	—	(282)	5,156
Distributions	—	—	—	(2,118)	—	—	—	(2,118)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,372)	—	(8,372)
Balance as of December 31, 2017	$—	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	—	264,394	—	—	264,394
Cash dividends declared ($0.96 per share)	—	—	—	—	(131,036)	—	—	(131,036)
Common stock issued under Employee Stock Purchase Plan	—	12,341	—	342	—	—	—	342
Equity-based awards	—	43,049	1	6,868	(684)	—	(53)	6,132
Common stock repurchased		(4,769,870)	—	—	—	—	(131,800)	(131,800)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(15,744)	—	(15,744)
Balance as of December 31, 2018	$—	134,874,302	$1,397	$2,495,853	$291,919	$(132,195)	$(132,135)	$2,524,839

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$264,394	$183,682	$230,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	22,180	18,500	8,600
Depreciation, amortization and accretion, net	54,903	62,019	52,176
Deferred income taxes	(3,602)	58,916	3,318
Stock-based compensation	6,185	5,292	4,507
Net gains on sale of real estate	—	(6,922)	—
Other gains	(1,062)	(210)	(51)
Originations of loans held for sale	(29,707)	—	—
Proceeds from sales of loans held for sale	29,467	—	—
Net gains on sales of loans held for sale	(199)	(16)	—
Net gains on investment securities	—	—	(27,277)
OTTI losses on available-for-sale debt securities	24,085	—	—
Change in assets and liabilities:
Net decrease (increase) in other assets	11,859	(42,359)	(49,571)
Net decrease in other liabilities	(27,090)	(9,128)	(1,787)
Net cash provided by operating activities	351,413	269,774	220,093
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	810,260	888,700	1,187,912
Proceeds from sales	—	—	832,891
Purchases	(130,252)	(1,088,417)	(3,108,687)
Other investments:
Proceeds from sales	12,842	15,517	23,203
Purchases	(65,239)	(20,487)	(26,334)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(572,488)	(750,917)	(801,973)
Proceeds from sales of loans originated for investment	562	9,711	291
Purchases of loans	(270,272)	(26,626)	—
Proceeds from bank-owned life insurance	1,151	4,482	10,357
Purchases of premises, equipment and software	(35,880)	(10,068)	(15,541)
Proceeds from sales of premises and equipment	65	8,139	71
Purchases of mortgage servicing rights	(6,444)	—	—
Proceeds from sales of other real estate owned	718	929	1,031
Other	(2,832)	(2,044)	94
Net cash used in investing activities	(257,809)	(971,081)	(1,896,685)
Cash flows from financing activities
Net (decrease) increase in deposits	(462,054)	817,590	732,608
Net decrease in short-term borrowings	—	(9,151)	(207,000)
Proceeds from long-term borrowings	600,000	—	—
Repayment of long-term borrowings	(10)	(10)	(10)
Dividends paid	(131,036)	(122,810)	(85,797)
Distributions paid	—	(2,118)	(361,200)
Stock tendered for payment of withholding taxes	(53)	(136)	(146)
Proceeds from employee stock purchase plan	342	528	—
Common stock repurchased	(131,800)	—	—
Net cash (used in) provided by financing activities	(124,611)	683,893	78,455
Net decrease in cash and cash equivalents	(31,007)	(17,414)	(1,598,137)
Cash and cash equivalents at beginning of year	1,034,644	1,052,058	2,650,195
Cash and cash equivalents at end of year	$1,003,637	$1,034,644	$1,052,058

Supplemental disclosures
Interest paid	$80,381	$36,633	$25,870
Income taxes paid, net of income tax refunds	43,002	145,072	190,387
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	549	759	1,056
Transfers from loans and leases to loans held for sale	—	10,251	291
Derivative liability entered into in connection with sale of investment securities	—	—	8,828

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2018, FHB was the largest bank in Hawaii in terms of total assets, loans and leases and deposits. FHB has 60 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

The accounting and reporting principles of First Hawaiian, Inc. and Subsidiary (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reorganization Transactions

In connection with FHI’s initial public offering (“IPO”) in August 2016, in which BNP Paribas (“BNPP”) sold approximately 17% of its interest in FHI, BNPP announced its intent to sell a controlling interest in FHI, including its wholly-owned subsidiary FHB, over time, subject to market conditions and other considerations. On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate the IPO. As part of the Reorganization Transactions, FHI, which was then known as BancWest Corporation (“BancWest”), formed a new bank holding company, BancWest Holding Inc. (“BWHI”), a Delaware corporation and a direct wholly-owned subsidiary of BancWest, and contributed 100% of its interest in Bank of the West (“BOW”), as well as other assets and liabilities not related to FHB, to BWHI. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP. As part of these transactions, BancWest amended its certificate of incorporation to change its name to “First Hawaiian, Inc.”, with First Hawaiian Bank remaining as the only direct wholly owned subsidiary of FHI.

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

On August 4, 2016, FHI’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “FHB”. On August 9, 2016, the IPO of 24,250,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,163,043 shares, at a price to the public of $23.00 per share was completed. On February 17, 2017, a secondary offering of 28,750,000 shares of FHI common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,750,000 shares, at a price to the public of $32.00 per share was completed. On May 10, 2018, a secondary offering of 15,300,000 shares of FHI common stock at a price to the public of $27.75 per share was completed. Concurrently with the secondary offering completed on May 10, 2018, FHI entered into a share repurchase agreement with BWC and completed the repurchase of 2,968,069 shares of FHI common stock at $27.56 per share, the per share price paid by the underwriters to BWC in the concurrent public offering. On June 8, 2018, the underwriters’ exercised their full option to purchase an additional 1,530,000 shares of FHI common stock at $27.56 per share. On August 1, 2018, a secondary offering of 20,000,000 shares of FHI common stock at a price to the public of $27.90 per share was completed. Concurrently with the secondary offering completed on August 1, 2018, FHI entered into a share repurchase agreement with BWC and completed the repurchase of 1,801,801 shares of FHI common stock at $27.75 per share, the per share price paid by the underwriters to BWC in the concurrent public offering. Lastly, on September 10, 2018, in a secondary offering, BWC sold 20,000,000 shares of FHI common stock at a variable price to the public. The per share price paid in the offering to BWC by the underwriters was $28.70. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in the secondary offerings completed on September 10, 2018, August 1, 2018, May 10, 2018 or February 17, 2017 or the IPO on August 9, 2016. As of December 31, 2018, BNPP remained the beneficial owner of approximately 18% of FHI’s outstanding common stock.

On February 1, 2019, BWC completed the sale of its remaining 24,859,750 shares of FHI common stock at $24.96 per share to the underwriter of that public offering. As a result of the completion of that offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI.

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

The Company accounts for its interests in these low-income housing partnerships using the proportional amortization method. Unfunded commitments to fund these investments were $36.0 million and $35.1 million for the years ended December 31, 2018 and 2017, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

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

Cash and Due from Banks

Cash and due from banks include amounts due from other financial institutions as well as in‑transit clearings. Because amounts due from other financial institutions often exceed the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, the Company evaluates the credit risk of these institutions through periodic review of their financial condition and regulatory capital position. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to maintain reserves with the Federal Reserve Bank of San Francisco (“FRB”) based on the amount of deposits held. The average amount of cash reserves required was $57.6 million and $52.5 million for the years ended December 31, 2018 and 2017, respectively. Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. All amounts are readily convertible to cash and have maturities of less than 90 days.

Interest‑bearing Deposits in Other Banks

Interest-bearing deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits. Interest income is recorded when earned and presented within other interest income in the Company’s consolidated statements of income.

Investment Securities

As of December 31, 2018 and 2017, investment securities were comprised of debt, mortgage‑backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government‑sponsored enterprises and general obligation bonds issued by municipalities in the State of Hawaii. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. All investment securities transactions are recorded on a trade‑date basis. All of the Company’s securities were categorized as available-for-sale as of December 31, 2018 and 2017. Available‑for‑sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method.

Unrealized losses for all investment securities are reviewed to determine whether the losses are other than temporary. Investment securities are evaluated for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether the decline in fair value below amortized cost is other than temporary. For a debt security for which there has been a decline in the fair value below amortized cost, the Company will recognize an OTTI write-down in noninterest income if there is an intent to sell the security, it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of the security. The OTTI write-down is measured as the entire difference between the amortized cost basis and fair value of the investment security.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company’s impaired loans are primarily comprised of commercial and industrial, commercial real estate, residential mortgage and any loans modified in a TDR, whether on accrual or nonaccrual status.

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

The Allowance consists of two components, the allocated and the unallocated allowance. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. A discussion of evaluating specific loans for impairment is noted in the “Impaired Loans” section above. The Company collectively evaluates large groups or pools of smaller-balance homogeneous loans and leases such as consumer loans, residential real estate loans and small business loans. The risk assessment process includes the use of estimates to determine the inherent loss in these portfolios. The Company considers a variety of factors including, but not limited to historical loss experience, estimated defaults or foreclosures based on portfolio trends and delinquencies, and current economic conditions.

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

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight‑line basis over the estimated useful lives of 10 to 39 years for premises, 4 to 20 years for equipment and the shorter of the lease term or remaining useful life for leasehold improvements.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. The Company performs impairment testing of goodwill, an infinite‑lived intangible asset, as required under GAAP on an annual basis or when circumstances change that indicate that a potential impairment may have occurred. The Company has assigned goodwill to its operating segments for impairment testing purposes. The goodwill impairment guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing further impairment tests is unnecessary. However, if an entity concludes otherwise, or does not elect this option, it is required to perform impairment testing. Step 1 of the test identifies potential impairments at the reporting unit level by comparing the estimated fair value of each identified reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the carrying amount exceeds the estimated fair value, Step 2 is performed to determine the amount of the potential impairment. Step 2 compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when residential mortgage loans are sold and the rights to service those loans are retained.  Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value.

The Company’s mortgage servicing rights are accounted for under the amortization method and periodically assessed for impairment. The Company amortizes the mortgage servicing rights over the period of estimated net servicing income, taking into account prepayment assumptions. Any such indicated impairment is recognized in earnings during the period in which the impairment occurs. Mortgage servicing income, net of the amortization of mortgage servicing rights, is recorded as a component of other noninterest income in the consolidated statements of income.

Non‑Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non‑marketable equity securities for the years ended December 31, 2018, 2017 and 2016.

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

Pension and Other Postretirement Benefit Plans

The Company has a qualified noncontributory defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan, a non-qualified pension plan for eligible directors and a postretirement benefit plan providing life insurance and healthcare benefits that is offered to directors and employees, as applicable. The qualified noncontributory defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen plans to new participants. To calculate annual pension costs, management uses the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate. For all pension and postretirement benefit plan calculations, the Company uses a December 31st measurement date.

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

Income Taxes

Income taxes have been recorded using the separate return method as if the Company were a separate taxpayer for all periods presented. Current income tax expense is recognized for the amount of income taxes expected to be payable or refundable for the current period, and deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. See “Note 16. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further discussion on the tax rate changes enacted in the Tax Cuts and Jobs Act (the “Tax Act”) of 2017.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2018, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Stock-Based Compensation

The Company grants stock-based awards, including restricted stock, restricted stock units and performance stock units. These awards are issued at no cost to the recipient. The fair value of restricted stock and restricted stock unit awards was based on the closing price of FHI’s common stock on the date of grant. Such awards were recognized in the Company’s consolidated statements of income on a straight-line basis over the vesting period. Recipients of performance stock units are entitled to receive shares of FHI common stock at no cost, subject to the Company’s achievement of specified performance criteria. The grant date fair value of the performance stock units was estimated using a Monte Carlo simulation model. For purposes of this modeling exercise, historical volatilities of FHI common stock and members of the peer group were used. The risk-free interest rate that was used in the valuation was that of a zero coupon U.S. Treasury note that was commensurate with the performance period.

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

Treasury Stock

Shares of the Parent’s common stock that were repurchased or that are used to satisfy payroll tax withholdings related to stock-based compensation are recorded in treasury stock at cost. On the date of subsequent reissuance, the treasury stock account will be reduced by the cost of such stock on a first-in, first-out basis.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period, assuming conversion of potentially dilutive common stock equivalents.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $4.8 million, $6.2 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018. The Company adopted the new guidance using the modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at January 1, 2018 and new contracts entered into after this date. Most of the Company’s revenue is comprised of net interest income on loans, leases, investment securities and deposits, all of which is explicitly out of scope of the new revenue recognition guidance. Management conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance. These contracts included those related to credit and debit card fees, service charges and fees on deposit accounts, and trust and investment services fees. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, additional disclosures required by the standard have been included in “Note 19. Revenue from Contracts with Customers” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to report the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the reporting period. The other components of net periodic benefit costs are to be presented in the income statement separately from the service cost component. The Company adopted the provisions of ASU No. 2017-07 on January 1, 2018 and applied the guidance retrospectively to all periods for which a statement of income is presented. As such, $12.3 million and $12.1 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the years ended December 31, 2017 and 2016, respectively. The Company continues to record the service cost component of net periodic benefit cost in salaries and employee benefits expense; however, all other components of net periodic benefit cost are now recorded in other noninterest expense. The Company elected to use the practical expedient which permits entities to estimate amounts for comparative periods using the information previously disclosed in the Company’s pension and other postretirement benefit plan disclosure as such amounts are not material. The adoption of ASU No. 2017-07 did not have a material impact on the

Company’s consolidated financial statements. See “Note 15. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for required disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance provided entities with an option to reclassify tax effects that were stranded in accumulated other comprehensive income, pursuant to the Tax Act, to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. However, this guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The Company elected to early adopt the provisions of ASU No. 2018-02 on January 1, 2018 and reflected the reclassification related to the Tax Act in the period of adoption. The amount of the reclassification reflected the impact of the Tax Act that was signed into law on December 22, 2017 which reduced the corporate tax rate from 35% to 21%. The result of the early adoption of ASU No. 2018-02 was to reclassify a credit balance of $20.1 million from accumulated other comprehensive loss to retained earnings as of January 1, 2018. The Company utilizes a security-by-security approach to releasing income tax effects from accumulated other comprehensive loss. The adoption of ASU No. 2018-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB. Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Company elected the package of practical expedients which among other things, require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases. The Company identified the primary lease agreements in scope of this new guidance as those relating to branch premises. As a result, the Company recognized a lease liability and related right-of-use asset on its consolidated balance sheet of approximately $50 million on January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the OTTI model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The new guidance will require significant operational changes, particularly in data collection and analysis. The Company has formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. Management has evaluated the Company’s existing credit loss forecasting models to determine their appropriateness for CECL, has performed a data gap analysis, and is developing analytical approaches to determine CECL model inputs. The Company has also engaged a software vendor to assist in implementing a CECL production platform. However, as the impact of adopting the new guidance is expected to be heavily influenced by an assessment of the composition, characteristics, and credit quality of the Company’s loan and investment securities portfolio as well as the economic conditions in effect at the adoption date, management is currently unable to reasonably estimate the impact of adopting the new standard.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The Company adopted the provisions of ASU No. 2017-08 on January 1, 2019, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The objectives of the new guidance are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Historically, the Company has participated in limited activities in fair value and cash flow hedging relationships. As a result, the adoption of ASU No. 2017-12 on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., prepaid expense). The new guidance provides that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from access to the hosted software. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The Company early adopted the provisions of ASU No. 2018-15 on January 1, 2019 due to the Company’s shift towards utilizing more hosting arrangements that are service contracts. The adoption of ASU No. 2018-15 did not have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815). This update expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the overnight index swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”). Due to concerns about the sustainability of the London Interbank Offered Rate (“LIBOR”), a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate in the U.S. The committee identified SOFR as the preferred alternative reference rate to LIBOR. The OIS rate based on SOFR was added as a U.S. benchmark interest rate to facilitate broader use in the marketplace and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. The Company adopted the provisions of ASU No. 2018-16 on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

Changes in the loans to such executive officers, directors and affiliates during 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Balance at beginning of year	$61,603	$94,466	$58,936
New loans made	6,756	3,762	36,017
Repayments	(2,271)	(36,625)	(487)
Balance at end of year	$66,088	$61,603	$94,466

The Company has participated in various transactions with BWC, BOW, BNPP and its affiliates, in each case while such entities were affiliates and related parties of the Company. These transactions were subject to review by the FRB, FDIC and other regulatory authorities. The transactions were required to be on terms at least as favorable to the Company as those prevailing at the time for similar non-affiliate transactions. These transactions included the provision of services, sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings.

The Company participates in forward and spot transactions with BOW as the counterparty. These positions as of December 31, 2018, 2017 and 2016 are summarized below along with other transactions with its related parties.

	As of December 31,
(dollars in thousands)	2018	2017	2016
Cash and due from banks	$55,454	$41,874	$39,408
Other assets	19,358	23,872	2,765
Noninterest-bearing demand deposits	(346)	(456)	(2,990)
Other liabilities	—	—	(18,709)
Noninterest income from affiliates	5,677	4,908	7,757
Noninterest expense to affiliates	(59)	(47)	(39)
Off-balance sheet transactions:
Commitments to purchase and sell foreign currencies(1)	—	—	74

(1)	Represents the notional amount of derivative financial instruments that are carried on the consolidated balance sheets at fair value.

The Company does not transact in hedging or trading activities on behalf of BOW or BWC.

In 2016, BWC and the Company entered into an Expense Reimbursement Agreement whereby BWC agreed to reimburse the Company for certain expenses incurred by the Company that are provided for the ultimate benefit of BNPP and its subsidiaries. Expense reimbursements by BWC amounted to $14.6 million, $21.4 million and $24.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. For further discussion related to transactions with BWC including direct stock repurchase, see “Note 1. Organization and Summary of Significant Policies ─ Reorganization Transactions” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

3. Investment Securities

As of December 31, 2018 and 2017, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2018 and 2017, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of December 31, 2018 and 2017 were as follows:

	2018				2017
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$389,470	$—	$—	$389,470	$404,376	$—	$(12,121)	$392,255
Government-sponsored enterprises debt securities	248,372	—	(6,778)	241,594	249,712	—	(7,111)	242,601
Government agency mortgage-backed securities	426,710	—	(15,174)	411,536	356,858	—	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	156,056	85	(5,294)	150,847	178,702	169	(4,130)	174,741
Collateralized mortgage obligations:
Government agency	2,779,620	—	(97,171)	2,682,449	3,367,173	47	(76,746)	3,290,474
Government-sponsored enterprises	620,337	—	(17,745)	602,592	779,911	25	(17,218)	762,718
Debt securities issued by states and political subdivisions	19,854	—	—	19,854	20,543	—	(64)	20,479
Total available-for-sale securities	$4,640,419	$85	$(142,162)	$4,498,342	$5,357,275	$241	$(122,858)	$5,234,658

Proceeds from both calls and sales of investment securities were nil for both the years ended December 31, 2018 and 2017. Proceeds from calls and sales of investment securities totaled $121.2 million and $825.4 million, respectively, for the year ended December 31, 2016. The Company recorded no gross realized gains and no gross realized losses for both the years ended December 31, 2018 and 2017, respectively. The Company recorded gross realized gains of $27.4 million and gross realized losses of $0.1 million for the year ended December 31, 2016. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil during both the years ended December 31, 2018 and 2017, respectively. The income tax expense related to the Company’s net realized gains on the sale of investment securities was $10.8 million for the year ended December 31, 2016. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $106.6 million, $102.3 million and $83.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest income from non-taxable investment securities was $0.5 million and $0.1 million for the years ended December 31, 2018 and 2017. The Company did not own any non-taxable investment securities during the year ended December 31, 2016.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government-sponsored enterprises and states and political subdivisions as of December 31, 2018, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2018
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due after one year through five years	$523,117	$521,453
Due after five years through ten years	114,725	109,611
Due after ten years	19,854	19,854
	657,696	650,918

Government agency mortgage-backed securities	426,710	411,536
Government-sponsored enterprises mortgage-backed securities	156,056	150,847
Collateralized mortgage obligations:
Government agency	2,779,620	2,682,449
Government-sponsored enterprises	620,337	602,592
Total mortgage-backed securities and collateralized mortgage obligations	3,982,723	3,847,424
Total available-for-sale securities	$4,640,419	$4,498,342

At December 31, 2018, pledged securities totaled $2.0 billion, of which $1.7 billion was pledged to secure public deposits and $232.7 million was pledged to secure other financial transactions. At December 31, 2017, pledged securities totaled $3.0 billion, of which $2.8 billion was pledged to secure public deposits and $229.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2018 and 2017.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 154 and 196 individual securities in each category have been in a continuous loss position as of December 31, 2018 and 2017, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$—	$—	$(6,778)	$157,939	$(6,778)	$157,939
Government agency mortgage-backed securities	—	—	(15,174)	373,891	(15,174)	373,891
Government-sponsored enterprises mortgage-backed securities	(1)	172	(5,293)	125,869	(5,294)	126,041
Collateralized mortgage obligations:
Government agency	—	—	(97,171)	2,475,532	(97,171)	2,475,532
Government-sponsored enterprises	—	—	(17,745)	486,175	(17,745)	486,175
Total available-for-sale securities with unrealized losses	$(1)	$172	$(142,161)	$3,619,406	$(142,162)	$3,619,578

	Time in Continuous Loss as of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury securities	$(994)	$48,182	$(11,127)	$344,073	$(12,121)	$392,255
Government-sponsored enterprises debt securities	(642)	59,358	(6,469)	183,243	(7,111)	242,601
Government agency mortgage-backed securities	(976)	200,963	(4,492)	150,427	(5,468)	351,390
Government-sponsored enterprises mortgage-backed securities	(1)	63	(4,129)	168,342	(4,130)	168,405
Collateralized mortgage obligations:
Government agency	(23,236)	1,473,170	(53,510)	1,803,338	(76,746)	3,276,508
Government-sponsored enterprises	(3,203)	327,435	(14,015)	403,321	(17,218)	730,756
Debt securities issued by states and political subdivisions	(64)	10,641	—	—	(64)	10,641
Total available-for-sale securities with unrealized losses	$(29,116)	$2,119,812	$(93,742)	$3,052,744	$(122,858)	$5,172,556

Other-Than-Temporary Impairment

At December 31, 2018, the Company had the intent to sell 48 securities with an aggregate amortized cost basis of $898.2 million. As a result, the Company recorded an OTTI write-down of $24.1 million for the year ended December 31, 2018. The OTTI write-down represents the entire difference between the amortized cost basis and fair value of the securities as of December 31, 2018. In January 2019, the Company completed its sale of the 48 securities and recorded an additional loss of $2.6 million. As of December 31, 2017, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis.

As the Company has the intent and ability to hold the remaining securities in an unrealized loss position as of December 31, 2018, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of December 31, 2018 and 2017, the Company did not expect any credit losses in its debt securities and no OTTI related to credit losses were recognized on securities during the years ended December 31, 2018 and 2017.

The following table provides a detail of the OTTI write-downs included in earnings for the year ended December 31, 2018:

Year Ended
(dollars in thousands)	December 31, 2018
U.S. Treasury securities	$(13,634)
Government-sponsored enterprises debt securities	(1,344)
Government agency mortgage-backed securities	(146)
Government-sponsored enterprises mortgage-backed securities	(763)
Collateralized mortgage obligations:
Government agency	(5,064)
Government-sponsored enterprises	(2,711)
Debt securities issued by states and political subdivisions	(423)
Total OTTI write-downs included in earnings	$(24,085)

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

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5,

2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. See “Note 17. Derivative Financial Instruments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

The Company held approximately 120,000 Visa Class B restricted shares as of both December 31, 2018 and 2017. These shares continued to be carried at $0 cost basis during each of the respective periods.

4. Loans and Leases

As of December 31, 2018 and 2017, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$3,208,760	$3,135,266
Commercial real estate	2,990,783	2,667,597
Construction	626,757	632,911
Residential:
Residential mortgage	3,527,101	3,226,601
Home equity line	912,517	863,452
Total residential	4,439,618	4,090,053
Consumer	1,662,504	1,586,476
Lease financing	147,769	165,066
Total loans and leases	$13,076,191	$12,277,369

Outstanding loan balances are reported net of unearned income, including net deferred loan costs of $36.3 million and $31.2 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $957.0 million were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2017, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $914.5 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.6 million and $3.3 million at December 31, 2018 and 2017, respectively.

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

The following lists the components of the net investment in financing leases:

	December 31,
(dollars in thousands)	2018	2017
Total minimum lease payments to be received	$173,422	$190,669
Estimated residual values of leased property	43	4,450
Unearned income	(25,696)	(30,053)
Net investment in financing leases	$147,769	$165,066

At December 31, 2018, the schedule of future minimum lease payments to be received was as follows:

Minimum Lease
(dollars in thousands)	Payments
Year ending December 31:
2019	$27,016
2020	20,428
2021	14,832
2022	9,779
2023	6,245
Thereafter	95,122
Total	$173,422

The Company is the lessor in various leveraged lease agreements under which light rail equipment with estimated economic lives ranging from 25 to 34 years are leased for terms up to 23 years. The Company’s equity investment typically represents approximately 20% of the purchase price, with the remaining percentage being furnished by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the asset is estimated at the beginning of the lease based on appraisals and other methods and is reviewed at least annually for impairment. At the end of the lease term, the lessee generally has the option of purchasing the asset or returning the asset to the Company. In some cases, other end‑of‑lease options may be available. Most of the Company’s leveraged leases contain an early buyout option allowing the lessee to purchase the asset and terminate the lease at a specified date during the lease term. For income tax purposes, the Company generally retains the tax benefit of depreciation and amortization on the leased property and interest deductions on the related long-term debt. During the early years of the lease, tax deductions generally exceed lease rental income, resulting in reduced income tax payments. In the later years of the lease, rental income will exceed the deductions, resulting in higher income taxes payable. Deferred taxes are provided to reflect this timing difference in accordance with Accounting Standards Codification (“ASC”) 840. As of December 31, 2018, the Company’s leveraged leases are commonly referred to as Sale‑In, Lease‑Out leases for which the Company and the Internal Revenue Service entered into binding settlement agreements in prior years. The effects of the settlements have been accounted for in accordance with ASC 840. In general, the settlement agreement accelerated taxable income into the earlier years of the lease and reduced the taxable income recognized in the later years of the lease, thereby lessening the timing benefit described above.

The Company’s net investment in leveraged leases, which is included in lease financing, was comprised of the following:

	December 31,
(dollars in thousands)	2018	2017
Rentals receivable, net of principal and interest on non-recourse debt	$66,026	$66,026
Unearned and deferred income	(18,054)	(19,638)
Investment in leveraged leases	47,972	46,388
Deferred taxes arising from leveraged leases	(1,354)	(2,145)
Net investment in leveraged leases	$46,618	$44,243

Pretax income from leveraged leases amounted to $1.6 million, $1.8 million and $2.2 million, and the related income tax expense was $0.5 million, income tax benefit of $1.0 million and income tax expense of $0.9 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018 and 2017, remaining loan and lease commitments were comprised of the following:

	December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$2,484,857	$2,406,261
Commercial real estate	114,186	78,266
Construction	526,938	450,856
Residential:
Residential mortgage	121	22
Home equity line	913,636	980,770
Total residential	913,757	980,792
Consumer	1,509,853	1,485,588
Total loan and lease commitments	$5,549,591	$5,401,763

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

Segmentation

Management has identified three primary portfolio segments in estimating the Allowance: commercial lending, residential real estate lending and consumer lending. Commercial lending is further segmented into four distinct portfolios based on characteristics relating to the borrower, transaction, and collateral. These portfolio segments are: commercial and industrial, commercial real estate, construction, and lease financing. Residential real estate is not further segmented, but consists of residential mortgages including real estate secured installment loans and home equity lines of credit. Consumer lending is not further segmented, but consists primarily of automobile loans, credit cards, and other installment loans. Management has developed a methodology for each segment taking into consideration portfolio segment-specific factors such as product type, loan portfolio characteristics, management information systems, and other risk factors.

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

Unallocated Allowance

The Company’s Allowance incorporates an unallocated portion to cover risk factors and events that may have occurred as of the evaluation date that have not been reflected in the risk measures utilized due to inherent limitations in the precision of the estimation process. These risk factors, in addition to past and current events based on facts at the consolidated balance sheets date and realistic courses of action that management expects to take, are assessed in determining the level of unallocated allowance.

The Allowance was comprised of the following for the years indicated:

	Year Ended December 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(778)	—	—	—	(165)	(26,630)	—	(27,573)
Recoveries	232	216	—	—	940	8,470	—	9,858
Increase (decrease) in Provision	1,041	1,465	(1,004)	(179)	1,279	22,724	(3,146)	22,180
Balance at end of year	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Individually evaluated for impairment	108	32	—	—	396	—	—	536
Collectively evaluated for impairment	34,393	19,693	5,813	432	44,510	35,813	528	141,182
Loans and leases:
Individually evaluated for impairment	$8,719	$5,743	$—	$—	$16,114	$—	$—	$30,576
Collectively evaluated for impairment	3,200,041	2,985,040	626,757	147,769	4,423,504	1,662,504	—	13,045,615
Balance at end of year	$3,208,760	$2,990,783	$626,757	$147,769	$4,439,618	$1,662,504	$—	$13,076,191

	Year Ended December 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(1,519)	—	—	(147)	(408)	(23,851)	—	(25,925)
Recoveries	844	596	—	—	687	7,057	—	9,184
Increase (decrease) in Provision	1,552	(1,000)	2,304	(89)	(863)	19,655	(3,059)	18,500
Balance at end of year	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Individually evaluated for impairment	4	6	—	—	484	—	—	494
Collectively evaluated for impairment	34,002	18,038	6,817	611	42,368	31,249	3,674	136,759
Loans and leases:
Individually evaluated for impairment	$18,183	$10,636	$—	$—	$16,530	$—	$—	$45,349
Collectively evaluated for impairment	3,117,083	2,656,961	632,911	165,066	4,073,523	1,586,476	—	12,232,020
Balance at end of year	$3,135,266	$2,667,597	$632,911	$165,066	$4,090,053	$1,586,476	$—	$12,277,369

	Year Ended December 31, 2016
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$34,025	$18,489	$3,793	$888	$46,099	$28,385	$3,805	$135,484
Charge-offs	(348)	—	—	—	(799)	(18,791)	—	(19,938)
Recoveries	251	3,329	—	2	1,358	6,408	—	11,348
Increase (decrease) in Provision	(799)	(3,370)	720	(43)	(3,222)	12,386	2,928	8,600
Balance at end of year	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Individually evaluated for impairment	380	7	—	—	705	—	—	1,092
Collectively evaluated for impairment	32,749	18,441	4,513	847	42,731	28,388	6,733	134,402
Loans and leases:
Individually evaluated for impairment	$27,572	$12,545	$—	$153	$19,158	$—	$—	$59,428
Collectively evaluated for impairment	3,212,028	2,330,950	450,012	179,887	3,777,301	1,510,772	—	11,460,950
Balance at end of year	$3,239,600	$2,343,495	$450,012	$180,040	$3,796,459	$1,510,772	$—	$11,520,378

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

Loans subject to grading include: commercial and industrial loans, commercial and standby letters of credit, installment loans to businesses or individuals for business and commercial purposes, commercial real estate loans, overdraft lines of credit, commercial credit cards, and other credits as may be determined. Loans which are not subject to grading include loans that are 100% sold with no recourse to the Company, consumer installment loans, indirect automobile loans, credit cards, home equity lines of credit and residential mortgage loans.

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

The credit risk profiles by internally assigned grade for loans and leases as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,069,546	$2,876,907	$625,607	$146,356	$6,718,416
Special mention	57,012	91,298	200	1,223	149,733
Substandard	82,010	22,578	950	190	105,728
Doubtful	192	—	—	—	192
Total	$3,208,760	$2,990,783	$626,757	$147,769	$6,974,069

	December 31, 2017
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,035,121	$2,619,494	$628,112	$162,849	$6,445,576
Special mention	43,435	26,248	2,377	1,816	73,876
Substandard	54,996	21,855	2,422	401	79,674
Doubtful	1,714	—	—	—	1,714
Total	$3,135,266	$2,667,597	$632,911	$165,066	$6,600,840

There were no loans and leases graded as Loss as of December 31, 2018 and 2017.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,519,172	$903,284	$234,458	$1,044,393	$339,162	$6,040,469
Non-performing and delinquent	7,929	9,233	5,448	33,739	5,304	61,653
Total	$3,527,101	$912,517	$239,906	$1,078,132	$344,466	$6,102,122

	December 31, 2017
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,215,329	$858,505	$231,023	$1,001,085	$324,781	$5,630,723
Non-performing and delinquent	11,272	4,947	3,335	22,612	3,640	45,806
Total	$3,226,601	$863,452	$234,358	$1,023,697	$328,421	$5,676,529

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

The aging analyses of past due loans and leases as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,293	$—	$141	$1,434	$3,207,052	$3,208,486	$274	$3,208,760
Commercial real estate	—	—	—	—	2,989,125	2,989,125	1,658	2,990,783
Construction	91	—	—	91	626,666	626,757	—	626,757
Lease financing	47	—	—	47	147,722	147,769	—	147,769
Residential mortgage	2,274	1,012	32	3,318	3,519,172	3,522,490	4,611	3,527,101
Home equity line	5,616	775	2,842	9,233	903,284	912,517	—	912,517
Consumer	32,406	8,712	3,373	44,491	1,618,013	1,662,504	—	1,662,504
Total	$41,727	$10,499	$6,388	$58,614	$13,011,034	$13,069,648	$6,543	$13,076,191

	December 31, 2017
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$156	$—	$220	$376	$3,131,958	$3,132,334	$2,932	$3,135,266
Commercial real estate	—	1,099	1,400	2,499	2,663,312	2,665,811	1,786	2,667,597
Construction	—	2,001	—	2,001	630,910	632,911	—	632,911
Lease financing	—	—	—	—	165,066	165,066	—	165,066
Residential mortgage	5,340	825	—	6,165	3,215,329	3,221,494	5,107	3,226,601
Home equity line	3,123	464	1,360	4,947	858,505	863,452	—	863,452
Consumer	24,379	3,814	1,394	29,587	1,556,889	1,586,476	—	1,586,476
Total	$32,998	$8,203	$4,374	$45,575	$12,221,969	$12,267,544	$9,825	$12,277,369

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,449	$4,498	$—
Commercial real estate	5,016	5,016	—
Residential mortgage	9,112	9,426	—
Total	$18,577	$18,940	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$4,270	$4,270	$108
Commercial real estate	727	727	32
Residential mortgage	7,002	7,387	396
Total	$11,999	$12,384	$536
Total impaired loans:
Commercial and industrial	$8,719	$8,768	$108
Commercial real estate	5,743	5,743	32
Residential mortgage	16,114	16,813	396
Total	$30,576	$31,324	$536

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$18,036	$18,909	$—
Commercial real estate	9,745	9,745	—
Residential mortgage	8,648	9,006	—
Total	$36,429	$37,660	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$147	$147	$4
Commercial real estate	891	891	6
Residential mortgage	7,882	8,162	484
Total	$8,920	$9,200	$494
Total impaired loans:
Commercial and industrial	$18,183	$19,056	$4
Commercial real estate	10,636	10,636	6
Residential mortgage	16,530	17,168	484
Total	$45,349	$46,860	$494

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the years ended December 31, 2018,  2017, and 2016:

	Year Ended
	December 31, 2018
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$11,409	$408
Commercial real estate	7,873	231
Construction	1,248	91
Residential mortgage	9,356	529
Total	$29,886	$1,259
Impaired loans with a related allowance recorded:
Commercial and industrial	$3,154	$273
Commercial real estate	942	67
Residential mortgage	7,369	335
Total	$11,465	$675
Total impaired loans:
Commercial and industrial	$14,563	$681
Commercial real estate	8,815	298
Construction	1,248	91
Residential mortgage	16,725	864
Total	$41,351	$1,934

	Year Ended
	December 31, 2017
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$19,929	$890
Commercial real estate	9,846	417
Lease financing	61	—
Residential mortgage	8,582	567
Total	$38,418	$1,874
Impaired loans with a related allowance recorded:
Commercial and industrial	$2,572	$10
Commercial real estate	918	42
Residential mortgage	8,897	344
Total	$12,387	$396
Total impaired loans:
Commercial and industrial	$22,501	$900
Commercial real estate	10,764	459
Lease financing	61	—
Residential mortgage	17,479	911
Total	$50,805	$2,270

	Year Ended
	December 31, 2016
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$25,676	$925
Commercial real estate	9,304	704
Construction	113	—
Lease financing	170	5
Residential mortgage	12,289	756
Total	$47,552	$2,390
Impaired loans with a related allowance recorded:
Commercial and industrial	$1,430	$643
Commercial real estate	381	46
Residential mortgage	8,497	415
Total	$10,308	$1,104
Total impaired loans:
Commercial and industrial	$27,106	$1,568
Commercial real estate	9,685	750
Construction	113	—
Lease financing	170	5
Residential mortgage	20,786	1,171
Total	$57,860	$3,494

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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2018,  2017 and 2016:

	Year Ended December 31, 2018
	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$369	$10
Residential mortgage	3	875	29
Total	4	$1,244	$39

	Year Ended December 31, 2017
	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$1,075	$—
Residential mortgage	2	659	23
Total	3	$1,734	$23

	Year Ended December 31, 2016
	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance
Commercial and industrial	7	$14,933	$377
Commercial real estate	6	9,709	7
Residential mortgage	12	5,159	234
Total	25	$29,801	$618

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit and commercial letters of credit totaling $5.8 billion and $5.6 billion as of December 31, 2018 and 2017, respectively. Of the $5.8 billion at December 31, 2018, there were commitments of $1.8 million related to borrowers who had loan terms modified in a TDR. Of the $5.6 billion at December 31, 2017, there were commitments of $1.9 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2018		2017		2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	—	$—	1	$2,480	—	$—
Commercial real estate(3)	—	—	1	1,393	1	1,399
Total	—	$—	2	$3,873	1	$1,399

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.

(2)	In 2017, the maturity date for the commercial and industrial loan that subsequently defaulted was extended.
(3)	In 2017 and 2016, the commercial real estate loans that subsequently defaulted were extended.

Foreclosure Proceedings

There was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure as of December 31, 2018 and one other residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure as of December 31, 2017.

Foreclosed Property

Residential real estate properties held from one foreclosed residential mortgage loan and one foreclosed home equity line included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.8 million as of December 31, 2018. Residential real estate property held from one foreclosed TDR of a residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.3 million as of December 31, 2017.

6. Premises and Equipment

At December 31, 2018 and 2017, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2018	2017
Buildings	$280,853	$279,635
Furniture and equipment	81,342	80,519
Land	105,302	88,031
Leasehold improvements	55,316	46,996
Total premises and equipment	522,813	495,181
Less: Accumulated depreciation and amortization	217,817	205,966
Net book value	$304,996	$289,215

Depreciation and amortization expenses included in occupancy and equipment expenses for 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Occupancy	$8,815	$8,852	$8,901
Equipment	6,488	6,426	5,898
Total	$15,303	$15,278	$14,799

The Company, as a lessor, leases certain properties that it owns. The cost and accumulated depreciation related to leased properties were $289.2 million and $133.7 million, respectively, as of December 31, 2018 and $289.0 million and $126.0 million, respectively, as of December 31, 2017.

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2018 and 2017 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2018	$687,492	$308,000	$995,492
December 31, 2017	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2018,  2017 and 2016.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.7 billion and $2.3 billion as of December 31, 2018 and 2017, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $7.0 million, $6.5 million and $7.7 million for the years ended December 31, 2018,  2017 and 2016, respectively.

Amortization of MSRs was $3.8 million, $3.6 million and $4.7 million for the years ended December 31, 2018,  2017 and 2016, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2019	$2,318
2020	2,048
2021	1,807
2022	1,592
2023	1,403

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2018	2017
Gross carrying amount	$63,342	$56,571
Less: accumulated amortization	47,187	43,375
Net carrying value	$16,155	$13,196

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2018	2017
Balance at beginning of year	$13,196	$16,809
Originations	328	27
Purchases	6,444	—
Amortization	(3,813)	(3,640)
Balance at end of year	$16,155	$13,196
Fair value of amortized MSRs at beginning of year	$21,697	$25,160
Fair value of amortized MSRs at end of year	$27,662	$21,697
Balance of loans serviced for others	$2,664,860	$2,342,619

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2018,  2017 and 2016.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2018				December 31, 2017
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	7.86%	-	19.26%	8.31%	8.53%	-	19.63%	9.04%
Life in years (of the MSR)	3.43	-	7.68	7.19	3.29	-	7.15	6.76
Weighted-average coupon rate	3.97%	-	6.70%	4.02%	3.97%	-	6.79%	4.04%
Discount rate	10.00%	-	10.02%	10.00%	10.50%	-	10.52%	10.50%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $111.5 million and $52.3 million in affordable housing and other tax credit investment partnership interest as of December 31, 2018 and 2017, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $5.2 million, $3.5 million and $3.5 million during the years ended December 31, 2018,  2017 and 2016, respectively. The affordable housing tax credits and other benefits recognized during the years ended December 31, 2018,  2017 and 2016 were $6.3 million, $4.5 million and $4.8 million, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non‑publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $34.1 million and $10.1 million as of December 31, 2018 and 2017, respectively.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2018 and 2017 were as follows:

(dollars in thousands)	2018	2017
Public deposits	$1,749,726	$2,800,690
Federal Home Loan Bank	2,497,030	2,388,702
Federal Reserve Bank	957,017	914,454
ACH transactions	150,903	151,526
Interest rate swaps	28,843	27,502
Total	$5,383,519	$6,282,874

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of December 31, 2018 and 2017. In addition, no debt was extinguished by in-substance defeasance.

The Company did not have any repurchase agreements as of December 31, 2018 and 2017.

9. Deposits

As of December 31, 2018 and 2017, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	2018	2017
U.S.:
Interest-bearing	$10,393,449	$10,800,140
Noninterest-bearing	5,368,729	5,494,803
Foreign:
Interest-bearing	748,678	685,129
Noninterest-bearing	639,212	632,050
Total deposits	$17,150,068	$17,612,122

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2018:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$296,344	$1,080,771	$1,377,115
Over three through six months	255,674	256,438	512,112
Over six through twelve months	307,903	378,020	685,923
2020	123,646	82,605	206,251
2021	104,449	41,175	145,624
2022	58,594	35,035	93,629
2023	56,097	15,377	71,474
Thereafter	36	—	36
Total	$1,202,743	$1,889,421	$3,092,164

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.9 billion and $3.0 billion as of December 31, 2018 and 2017, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.4 million and $2.7 million at December 31, 2018 and 2017, respectively.

10. Short-Term Borrowings

As of December 31, 2018 and 2017, the Company did not have any outstanding short-term borrowings. The table below provides selected information for short-term borrowings during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$374,875	$6,000	$—
Average outstanding balance	$32,987	$1,280	$610
Weighted-average interest rate paid	2.18%	0.97%	0.25%
Securities sold under agreements to repurchase:
Weighted-average interest rate at December 31,	—%	—%	0.54%
Highest month-end balance	$—	$5,951	$235,451
Average outstanding balance	$—	$893	$112,937
Weighted-average interest rate paid	—%	0.55%	0.17%
FHLB short-term advance:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$81,800	$—	$—
Average outstanding balance	$6,929	$—	$—
Weighted-average interest rate paid	1.90%	—%	—%

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

At December 31, 2018, the Company had a remaining line of credit of $1.3 billion available from the FHLB and an undrawn line of credit of $671.8 million available from the FRB.

11. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Capital lease(1)	$26	$34
FHLB fixed-rate advances(1)	600,000	—
Total long-term borrowings	$600,026	$34

(1)	Interest is payable monthly.

As of December 31, 2018, the Company’s long-term borrowings included $600.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.80% and maturity dates ranging from 2020 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of December 31, 2018 and 2017, the available remaining borrowing capacity with the FHLB was $1.3 billion and $1.8 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of December 31, 2018 and 2017.  See “Note 8. Transfers of Financial Assets” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

At December 31, 2018 and 2017, the Company’s long-term borrowings included a capital lease obligation with a 6.78% annual interest rate that matures in 2022.

At December 31, 2018, future contractual principal payments and maturities on long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
Year ending December 31:
2019	$8
2020	400,009
2021	9
2022	—
2023	100,000
Thereafter	100,000
Total	$600,026

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, investment securities and cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017 and 2016 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Year ended December 31, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Pension and other benefits:
Net actuarial losses arising during the year	(2,835)	763	(2,072)
Prior service credit	(429)	116	(313)
Amortization of net loss included in net income	7,315	(1,970)	5,345
Net change in pension and other benefits	4,051	(1,091)	2,960
Investment securities:
Unrealized net losses arising during the year	(43,545)	11,686	(31,859)
Reclassification of net losses to net income:
OTTI losses on available-for-sale debt securities, net	24,085	(6,485)	17,600
Net change in investment securities	(19,460)	5,201	(14,259)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	1,475	(397)	1,078
Reclassification of net realized gains included in net income	(7,558)	2,035	(5,523)
Net change in cash flow derivative hedges	(6,083)	1,638	(4,445)
Other comprehensive loss	(21,492)	5,748	(15,744)
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Year ended December 31, 2017
Pension and other benefits:
Net actuarial losses arising during the year	(1,104)	436	(668)
Prior service credit	(429)	170	(259)
Amortization of net loss included in net income	8,625	(3,407)	5,218
Net change in pension and other benefits	7,092	(2,801)	4,291
Investment securities:
Unrealized net losses arising during the year	(23,516)	9,357	(14,159)
Net change in investment securities	(23,516)	9,357	(14,159)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	2,473	(977)	1,496
Net change in cash flow derivative hedges	2,473	(977)	1,496
Other comprehensive loss	(13,951)	5,579	(8,372)
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2015	$(84,722)	$33,463	$(51,259)
Year ended December 31, 2016
Pension and other benefits:
Net actuarial losses arising during the year	(12,666)	5,004	(7,662)
Prior service credit	(429)	169	(260)
Amortization of net loss included in net income	7,629	(3,012)	4,617
Change due to Reorganization Transactions	(81)	32	(49)
Net change in pension and other benefits	(5,547)	2,193	(3,354)
Investment securities:
Unrealized net losses arising during the year	(30,323)	11,974	(18,349)
Reclassification of net gains to net income:
Investment securities gains, net	(27,277)	10,774	(16,503)
Net change in investment securities	(57,600)	22,748	(34,852)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	2,397	(943)	1,454
Net change in cash flow derivative hedges	2,397	(943)	1,454
Other comprehensive loss	(60,750)	23,998	(36,752)
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the years indicated:

				Total
	Pensions			Accumulated
	and			Other
	Other	Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Year Ended December 31, 2018
Balance at beginning of year	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive income (loss)	2,960	(14,259)	(4,445)	(15,744)
Balance at end of year	$(28,379)	$(103,816)	$—	$(132,195)

Year Ended December 31, 2017
Balance at beginning of year	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income (loss)	4,291	(14,159)	1,496	(8,372)
Balance at end of year	$(25,946)	$(74,117)	$3,680	$(96,383)

Year Ended December 31, 2016
Balance at beginning of year	$(26,883)	$(25,106)	$730	$(51,259)
Other comprehensive (loss) income	(3,354)	(34,852)	1,454	(36,752)
Balance at end of year	$(30,237)	$(59,958)	$2,184	$(88,011)

An OTTI loss on available-for-sale debt securities of $24.1 million was recorded due to the Company’s intent to sell as of December 31, 2018.  As of December 31, 2017, there was no non-credit OTTI loss on securities available for sale.

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

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2018 and 2017:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,661,542	11.97%	$1,658,172	11.94%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,661,542	11.97%	1,658,172	11.94%	6.00%	8.00%
Total capital to risk-weighted assets	1,803,860	12.99%	1,800,490	12.97%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,661,542	8.72%	1,658,172	8.70%	4.00%	5.00%

December 31, 2017:
Common equity tier 1 capital to risk-weighted assets	$1,633,442	12.45%	$1,623,455	12.37%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,633,442	12.45%	1,623,455	12.37%	6.00%	8.00%
Total capital to risk-weighted assets	1,771,295	13.50%	1,761,308	13.42%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,633,442	8.52%	1,623,455	8.47%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

A new capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2018, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since December 31, 2018, to change the capital adequacy category of the Company or the Bank.

14. Leases

Operating lease rental income for leased assets is recognized on a straight‑line basis and amounted to $7.8 million, $8.3 million and $9.7 million for the years ended December 31, 2018,  2017 and 2016, respectively. Related depreciation expense for owned properties is recorded in occupancy expense on a straight‑line basis over the properties’ estimated useful lives.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2018:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2019	$5,815
2020	5,811
2021	5,735
2022	4,721
2023	3,188
Thereafter	8,527
Total	$33,797

The Company, as lessee, is obligated under a number of noncancelable operating leases for premises and equipment with terms, including renewal options, up to 45 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Under the premises leases, the Company is usually required to pay real property taxes, insurance and maintenance.

Rental expense, net of sublease income, was as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Rental expense charged to occupancy	$9,947	$8,620	$8,689
Less: sublease income	903	1,342	1,303
Net rental expense charged to occupancy	9,044	7,278	7,386
Rental expense charged to equipment expense	3,679	285	326
Total	$12,723	$7,563	$7,712

The following table presents future minimum rental expense under leases with terms in excess of one year as of December 31, 2018:

	Operating	Less	Net
	Lease	Sublease	Lease
(dollars in thousands)	Payments	Income	Payments
Year ending December 31:
2019	$8,780	$903	$7,877
2020	8,668	903	7,765
2021	7,961	892	7,069
2022	5,101	—	5,101
2023	2,632	—	2,632
Thereafter	34,638	—	34,638
Total	$67,780	$2,698	$65,082

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

No contributions to the pension trust are expected to be made during 2019 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

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

The Company expects to contribute $0.2 million to its Directors’ Plan and $1.2 million to its postretirement medical and life insurance plans in 2019. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2019.

Defined Contribution Plans

401(k) Savings Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5% of the employee’s pay in 2018 and 2017. The plan covers all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The matching employer contributions to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016 were $4.9 million, $4.6 million and $4.3 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”) and, prior to 2016, made such awards under the Incentive Plan for Key Executives (the “IPKE”). The Bonus Plan and the IPKE limit the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan and the IPKE expenses totaled $14.3 million, $13.3 million and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive income during the years presented. Pension benefits include benefits from the qualified and non‑qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2018	2017	2016	2018	2017	2016
Amounts arising during the year:
Net loss (gain) on pension assets	$12,209	$(8,619)	$3,350	$—	$—	$—
Net (gain) loss on pension obligations	(6,619)	9,757	9,653	(2,755)	(34)	(337)
Change due to the Reorganization Transactions	—	—	81	—	—	—
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net loss	(7,315)	(8,625)	(7,629)	—	—	—
Prior service credit	—	—	—	429	429	429
Amount recognized in other comprehensive income	$(1,725)	$(7,487)	$5,455	$(2,326)	$395	$92

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2018 and 2017:

	Pension Benefits		Other Benefits
(dollars in thousands)	2018	2017	2018	2017
Net actuarial loss (gain)	$41,822	$43,547	$(2,507)	$248
Prior service credit	—	—	(480)	(909)
Total, pretax effect	41,822	43,547	(2,987)	(661)
Tax impact	(11,260)	(17,201)	804	261
Ending balance in accumulated other comprehensive loss	$30,562	$26,346	$(2,183)	$(400)

The following table provides the amounts within accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2019:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
Amortization of prior service credit	$—	$(429)
Amortization of net actuarial loss (gain)	6,320	(304)
Total to be recognized in 2019	$6,320	$(733)

The following tables summarize the changes to projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2018	2017	2018	2017
Benefit obligation at beginning of year	$212,981	$209,407	$21,449	$20,429
Service cost	696	629	750	738
Interest cost	7,362	8,297	739	776
Actuarial (gain) loss	(6,619)	9,757	(2,755)	(34)
Benefit payments	(15,348)	(15,109)	(467)	(460)
Benefit obligation at end of year	$199,072	$212,981	$19,716	$21,449

	Pension Benefits		Other Benefits
(dollars in thousands)	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$114,220	$108,550	$—	$—
Actual return on plan assets	(6,936)	13,623	—	—
Benefit payments from trust	(7,703)	(7,953)	—	—
Fair value of plan assets at end of year	$99,581	$114,220	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2018 and 2017:

	Pension Benefits		Other Benefits
(dollars in thousands)	2018	2017	2018	2017
Pension assets for overfunded plans	$8,702	$14,008	$—	$—
Pension liabilities for underfunded plans	(108,193)	(112,769)	(19,716)	(21,449)
Funded status	$(99,491)	$(98,761)	$(19,716)	$(21,449)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2018 and 2017:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$90,879	$100,212	$108,193	$112,769	$199,072	$212,981
Accumulated benefit obligation	90,879	100,212	106,357	110,039	197,236	210,251
Fair value of plan assets	99,581	114,220	—	—	99,581	114,220
Overfunded (underfunded) portion of PBO/ABO	8,702	14,008	(108,193)	(112,769)	(99,491)	(98,761)

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

The following table summarizes the change in net actuarial loss and amortization for the years ended December 31, 2018 and 2017:

	Pension Benefits		Other Benefits
(dollars in thousands)	2018	2017	2018	2017
Net actuarial loss at beginning of year	$43,547	$51,034	$248	$282
Amortization cost	(7,315)	(8,625)	—	—
Liability (gain) loss	(6,619)	9,757	(2,755)	(34)
Asset loss (gain)	12,209	(8,619)	—	—
Net actuarial loss (gain) at end of year	$41,822	$43,547	$(2,507)	$248

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2018	2017	2016	2018	2017	2016
Service cost	Salaries and employee benefits	$696	$629	$944	$750	$738	$697
Interest cost	Other noninterest expense	7,362	8,297	8,784	739	776	812
Expected return on plan assets	Other noninterest expense	(5,273)	(5,003)	(4,698)	—	—	—
Prior service credit	Other noninterest expense	—	—	—	(429)	(429)	(429)
Recognized net actuarial loss	Other noninterest expense	7,315	8,625	7,629	—	—	—
Total net periodic benefit cost		$10,100	$12,548	$12,659	$1,060	$1,085	$1,080

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2018	2017	2016
Interest cost	$3,420	$3,922	$4,182
Expected return on plan assets	(5,273)	(5,003)	(4,698)
Recognized net actuarial loss	2,600	4,316	3,443
Total net periodic benefit cost	$747	$3,235	$2,927

Assumptions

The following weighted‑average assumptions were used to determine benefit obligations at December 31, 2018 and 2017:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.30%	3.51%	4.30%	3.51%	4.30%	3.51%
Rate of compensation increase	NA	NA	4.00%	4.00%	NA	NA

Weighted‑average assumptions used to determine net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.51%	4.05%	4.40%	3.51%	4.05%	4.40%	3.51%	4.05%	4.40%
Expected long-term return on plan assets	4.75%	4.75%	5.50%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	4.00%	4.00%	4.00%	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2018, 2017 and 2016:

	2018	2017	2016
Healthcare cost trend rate assumed for next year	7.00%	7.00%	7.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026	2026

A one percentage‑point change in the assumed healthcare cost trend rates would have had the following pre‑tax effect:

	One Percentage-	One Percentage-
(dollars in thousands)	Point Increase	Point Decrease
Effect on 2018 total of service and interest cost components	$77	$(69)
Effect on postretirement benefit obligation at December 31, 2018	424	(393)

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2018 and 2017:

	Asset Allocation
	2018	2017
Equity securities	29%	32%
Debt securities	69%	66%
Other securities	2%	2%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2018 and 2017.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for 2018 net periodic pension cost to be 4.75%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2018, was as follows:

Target
Allocation
Equity securities	30%
Debt securities	68%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2019	$17,183	$1,205
2020	16,907	1,318
2021	16,514	1,411
2022	16,096	1,505
2023	15,524	1,592
2024 to 2028	72,761	8,495

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

The fair values of the Company’s pension plans assets at December 31, 2018 and 2017, by asset class, were as follows:

	December 31, 2018
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,428	$—	$—	$2,428
Fixed income - U.S. Treasury securities	—	4,450	—	4,450
Fixed income - U.S. government agency securities	—	3,565	—	3,565
Fixed income - U.S. corporate securities	—	53,721	—	53,721
Fixed income - municipal securities	—	451	—	451
Fixed income - mutual funds	6,272	—	—	6,272
Equity - large-cap mutual funds	8,831	—	—	8,831
Equity - large-cap exchange-traded funds	10,482	—	—	10,482
Equity - mid-cap exchange-traded funds	2,544	—	—	2,544
Equity - small-cap exchange-traded funds	1,176	—	—	1,176
Equity - international funds	5,661	—	—	5,661
Total	$37,394	$62,187	$—	$99,581

	December 31, 2017
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$1,942	$—	$—	$1,942
Fixed income - U.S. Treasury securities	—	4,533	—	4,533
Fixed income - U.S. government agency securities	—	4,072	—	4,072
Fixed income - U.S. corporate securities	—	59,786	—	59,786
Fixed income - municipal securities	—	474	—	474
Fixed income - mutual funds	7,044	—	—	7,044
Equity - large-cap mutual funds	10,645	—	—	10,645
Equity - large-cap exchange-traded funds	13,048	—	—	13,048
Equity - mid-cap exchange-traded funds	3,436	—	—	3,436
Equity - small-cap exchange-traded funds	1,618	—	—	1,618
Equity - international funds	7,622	—	—	7,622
Total	$45,355	$68,865	$—	$114,220

No fair value measurements used Level 3 inputs as of December 31, 2018 and 2017.

The plan’s investments in fixed income securities represent approximately 68.7% and 66.5% of total plan assets as of December 31, 2018 and 2017, respectively, which is the most significant concentration of risk in the plan.

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

Company recording $47.6 million in additional income tax expense in our consolidated statements of income in the fourth quarter of 2017.

For the years ended December 31, 2018, 2017 and 2016, the provision for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Current:
Federal	$69,477	$101,162	$118,080
State and local	27,909	24,595	20,253
Total current	97,386	125,757	138,333
Deferred:
Federal	(2,043)	58,732	2,211
State and local	(1,559)	184	1,107
Total deferred	(3,602)	58,916	3,318
Total provision for income taxes	$93,784	$184,673	$141,651

The Company files Federal and state income tax returns with its subsidiaries. The Company’s subsidiary also files income tax returns in Guam and Saipan. The Company had a current income tax receivable due from various jurisdictions of $25.3 million and $53.2 million as of December 31, 2018 and 2017, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2018 and 2017, were as follows:

	December 31,
(dollars in thousands)	2018	2017
Assets:
Deferred compensation expense	$56,989	$51,169
Allowance for loan and lease losses and nonperforming assets	38,245	37,185
Investment securities	45,846	35,819
State income taxes	5,378	5,155
Total deferred income tax assets before valuation allowance	146,458	129,328
Valuation allowance	(1,901)	(1,834)
Total deferred income tax assets after valuation allowance	144,557	127,494
Liabilities:
Leases	(10,597)	(13,634)
Deferred income	(15,471)	(6,262)
Intangible assets	(788)	(969)
Other	(9,852)	(8,130)
Total deferred income tax liabilities	(36,708)	(28,995)
Net deferred income tax assets	$107,849	$98,499

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2018 and 2017.

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

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$75,217	21.00%	$128,924	35.00%	$130,140	35.00%
State and local taxes, net of federal income tax benefit	20,817	5.81	16,106	4.37	13,884	3.73
Impact of Tax Reform	—	—	47,598	12.92	—	—
Nontaxable income	(2,037)	(0.57)	(4,974)	(1.35)	(4,628)	(1.24)
Other	(213)	(0.06)	(2,981)	(0.81)	2,255	0.61
Income tax expense and effective income tax rate	$93,784	26.18%	$184,673	50.13%	$141,651	38.10%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. There are currently no federal examinations under way; however, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material unanticipated adjustments were made by the IRS in the years most recently examined. The Company’s income tax returns for 2015 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2014 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018			2017			2016
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$130,619	$10,660	$141,279	$127,085	$9,965	$137,050	$5,903	$2,935	$8,838
Additions for current year tax positions	2,260	—	2,260	2,727	—	2,727	490	—	490
Additions for Reorganization Transactions	—	832	832	—	226	226	121,401	7,017	128,418
Additions for prior years' tax positions:
Accrual of interest and penalties	—	1,159	1,159	—	621	621	—	301	301
Other	—	—	—	1,152	—	1,152	—	—	—
Reductions for prior years' tax positions:
Expiration of statute of limitations	(280)	(127)	(407)	(345)	(152)	(497)	(709)	(288)	(997)
Other	(1,029)	—	(1,029)	—	—	—	—	—	—
Balance at December 31,	$131,570	$12,524	$144,094	$130,619	$10,660	$141,279	$127,085	$9,965	$137,050

Included in the balance of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, was $16.2 million, $14.9 million and $10.6 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2018, was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $14.6 million of taxes and $6.2 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $1.0 million, $0.7 million and $0.8 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $13.8 million and $12.8 million as of December 31, 2018 and 2017, respectively, accrued for interest and penalties, of which $12.5 million and $10.7 million as of December 31, 2018 and 2017, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of December 31, 2018, the Company maintained balances of $93.1 million related to current tax receivables, $117.3 million related to unrecognized tax benefits, and an indemnification receivable of $24.2 million. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2018 and 2017, the Company recorded $1.5 million and $3.9 million, respectively, of such adjustments through the provision for income taxes and noninterest income.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$41,317	$31	$(44)	$194,687	$—	$(2,032)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,269,247	12,305	(12,007)	1,820,442	14,658	(13,017)
Funding swap	62,039	—	(2,607)	43,113	—	(5,439)
Foreign exchange contracts	1,191	—	(34)	3,658	24	—

(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $2.1 million and $2.9 million as of December 31, 2018 and 2017, respectively.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 3, 2017. As of December 31, 2018 and 2017, the CME variation margin was $0.5 million and $3.1 million, respectively.

Effective January 16, 2018, the London Clearing House (“LCH”) also amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as STM, as settlements of the derivative’s mark-to-market exposure and not collateral. Consistent with the CME’s amended requirements discussed above, the Company has treated the LCH variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 16, 2018. As of December 31, 2018, the LCH variation margin was $0.6 million.

As of December 31, 2018, the Company pledged $26.2 million in financial instruments and $2.6 million in cash as collateral for interest rate swaps. As of December 31, 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties. As of December 31, 2017, the Company pledged $22.6 million in financial instruments and $4.9 million in cash as collateral for interest rate swaps. As of December 31, 2017, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses, the LCH variation margin which was not treated as settlements prior to January 16, 2018 and cash collateral for interest rate swaps with financial institution counterparties.

Fair Value Hedges

To manage the risk related to the Company’s net interest margin, interest rate swaps are utilized to hedge certain fixed-rate loans. These swaps have maturity, amortization and prepayment features that correspond to the loans hedged and are designated and qualify as fair value hedges. Any gain or loss on the swaps, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current period earnings.

At December 31, 2018, the Company carried interest rate swaps with notional amounts totaling $41.3 million with a positive fair value of nil and a negative fair value of nil that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans. The Company received various floating rates including LIBOR and paid fixed rates ranging from 2.59% to 3.44%. The swaps mature between 2019 and 2023. At December 31, 2017, the

Company carried interest rate swaps with notional amounts totaling $44.7 million with a positive fair value of nil and a negative fair value of $0.5 million that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2018, 2017 and 2016:

	December 31,
(dollars in thousands)	2018	2017	2016
Interest expense recorded in net interest income	$(210)	$(644)	$(1,226)
Gains (losses) recorded in noninterest income:
Recognized on derivatives	629	846	956
Recognized on hedged item	(723)	(841)	(1,166)
Net (losses) gains recognized on fair value hedges (ineffective portion)	(94)	5	(210)
Net losses recognized on fair value hedges	$(304)	$(639)	$(1,436)

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

As of December 31, 2017, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, with a negative fair value of $1.5 million, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. These swaps matured in December 2018. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%.

The interest rate swaps were designated and qualified as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. During the year ended December 31, 2018, the pretax gain recognized in accumulated other comprehensive income of $7.6 million was reclassified into other noninterest income on the maturity dates of the cash flow hedges. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $1.2 million, $2.4 million and $3.2 million during the years ended December 31, 2018,  2017 and 2016, respectively. The Company also recognized expenses related to the ineffective portion of the change in fair value of the cash flow hedges of nil,  $0.1 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the effect of cash flow hedging relationships for the years ended December 31, 2018,  2017 and 2016:

	December 31,
(dollars in thousands)	2018	2017	2016
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$1,475	$2,473	$2,397
Pretax gain reclassified from accumulated other comprehensive income	(7,558)	—	—

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

	Net gains (losses) recognized
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2018	2017	2016
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$574	$819	$901
Funding swap	Other noninterest income	(172)	(169)	25
Foreign exchange contracts	Other noninterest income	(58)	171	(240)

As of December 31, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.3 billion, including $2.2 billion related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 2.02% to 5.78%. The swaps mature between 2019 and 2039. As of December 31, 2017, the Company carried multiple interest rate swaps with notional amounts totaling $1.8 billion, including $1.7 billion related to the Company’s customer swap program, with a positive fair value of $14.7 million and a negative fair value of $13.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 1.36% to 5.33%. These swaps resulted in net interest expense of $0.5 million, $0.9 million and $1.1 million for the years ended December 31, 2018,  2017, and 2016, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $7.3 million, $6.7 million and $7.3 million for the years ended December 31, 2018,  2017, and 2016, respectively. Interest rate swaps related to the program had asset fair values of $12.3 million and $14.7 million as of December 31, 2018 and 2017, respectively, and liability fair values of $11.2 million and $11.7 million as of December 31, 2018 and 2017, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $2.6 million and $5.4 million was included in the consolidated balance sheets at December 31, 2018 and 2017, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 22. Fair Value” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million, $0.1 million and nil were recognized for the years ended December 31, 2018,  2017 and 2016, respectively.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $0.8 million and $4.5 million at December 31, 2018 and 2017, respectively, for which we posted $0.5 million and $4.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2018 and 2017, we may have been required to settle the contract in an amount equal to its fair value.

18. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a putative class action lawsuit was filed by a Bank customer alleging that FHB improperly charges an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time the transaction is authorized, but not at the time the transaction is presented for payment and that this practice constitutes an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleged that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constitutes a usurious interest charge and an unfair and deceptive trade practice. On October 2, 2018, the parties reached an agreement in principle to resolve this class action lawsuit. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the year ended December 31, 2018. The settlement agreement will be subject to court approval.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $92.3 million and $49.1 million at December 31, 2018 and 2017, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.3 million and $17.8 million at December 31, 2018 and 2017, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2018 have maturities ranging from January 2019 to March 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2018 and 2017 were as follows:

	December 31,
(dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,549,591	$5,401,763
Standby letters of credit	204,324	161,798
Commercial letters of credit	7,535	5,540

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

Lease Commitments

The Company’s lease commitments are discussed in “Note 14. Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 17. Derivative Financial Instruments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Reorganization Transactions

In connection with the Reorganization Transactions as discussed in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, FHI (formerly BancWest) distributed its interest in BWHI (including BOW) to BNPP so that BWHI was held directly by BNPP (BWHI is now held indirectly by BNPP through its intermediate holding company). As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BancWest, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

19. Revenue from Contracts with Customers

As noted in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, the Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the year ended December 31, 2018:

	Year Ended December 31, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$447,023	$113,475	$5,820	$566,318

Service charges on deposit accounts	29,997	15	2,024	32,036
Credit and debit card fees	—	78,218	7,080	85,298
Other service charges and fees	19,977	4,089	2,175	26,241
Trust and investment services income	31,324	—	—	31,324
Other	585	6,616	2,731	9,932
Not in scope of Topic 606(1)	8,917	(9,165)	(5,590)	(5,838)
Total noninterest income	90,800	79,773	8,420	178,993
Total revenue	$537,823	$193,248	$14,240	$745,311

(1)

Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the year ended December 31, 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of December 31, 2018 and 2017, the Company had contract liabilities of $2.6 million and $3.4 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the year ended December 31, 2018, the Company recognized revenues and contract liabilities decreased by approximately $0.8 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2018 and 2017, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

20.  Earnings per Share

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

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2018, 2017 and 2016:

	December 31,
(dollars in thousands, except shares and per share amounts)	2018	2017	2016
Numerator:
Net income	$264,394	$183,682	$230,178

Denominator:
Basic: weighted-average shares outstanding	136,945,134	139,560,305	139,487,762
Add: weighted-average equity-based awards	166,286	96,688	4,846
Diluted: weighted-average shares outstanding	137,111,420	139,656,993	139,492,608

Basic earnings per share	$1.93	$1.32	$1.65
Diluted earnings per share	$1.93	$1.32	$1.65

21. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, performance share units and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2018, 2017 and 2016, stock-based compensation expense was $6.9 million, $3.1 million and $4.5 million, respectively, and the related income tax benefit was $1.8 million, $1.6 million and $0.7 million, respectively. For the years ended December 31, 2018, 2017 and 2016, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

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

For the year ended December 31, 2016, the Company granted 77,037 shares of restricted stock with a weighted-average grant date fair value of $24.41 to key employees. These shares were fully vested on the grant date. The total grant date fair value of restricted stock that vested for the year ended December 31, 2016 was $1.9 million. There were no shares of restricted stock granted for the years ended December 31, 2018 and 2017.

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

The Company has a Long-Term Incentive Plan (the “LTIP”) designed to reward selected key executives for their individual performance and the Company’s performance measured over multi-year performance cycles. Awards related to the LTIP provide for equity-based awards based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups over a three-year performance period.

LTIP expense of $3.3 million, $6.7 million and $9.3 million was recognized in the years ended December 31, 2018, 2017 and 2016, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following presents the Company’s PSU activity for the years ended December 31, 2018, 2017 and 2016:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	321,612	29.11
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	321,612	$29.11
Granted	244,218	30.44
Vested	(38,522)	24.41
Forfeited	(21,257)	33.20
Unvested as of December 31, 2017	506,051	$30.82
Granted	277,197	22.39
Vested	(229,809)	32.17
Forfeited	(48,942)	30.52
Unvested as of December 31, 2018	504,497	$25.93

For the years ended December 31, 2018 and 2017, the Company granted 277,197 and 209,374 PSUs, respectively, to key employees. The Company granted these PSUs in connection with its LTIP for the three year performance periods which began on January 1, 2018 and 2017. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups. For the year ended December 31, 2016, the Company granted 356,456 PSUs to key employees with a weighted-average grant date fair value of $30.91. The Company granted 115,566 PSUs in connection with its IPO. One-third of these PSUs will vest on each of the first,  second and third anniversaries of the IPO date. However, transfer restrictions will remain on these shares for six months following the vesting date. The performance condition related to these PSUs is based on the Company’s profitability in the fiscal years immediately preceding the vesting dates. The Company also granted 240,890 PSUs related to its LTIP for the three year performance period which began on January 1, 2016. The Company’s stock-based compensation expense related to PSUs was $6.5 million, $2.9 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense related to unvested PSUs was $6.2 million and $4.3 million as of December 31, 2018 and 2017, respectively. The unrecognized compensation expense as of December 31, 2018 is expected to be recognized over a weighted average vesting period of 1.5 years. As of December 31, 2018, total shares authorized under the plan from which the restricted stock, PSUs and restricted stock units were issued were 5.6 million shares, of which 4.7 million shares were available for future grants. The total grant date fair value of PSUs that vested for the years ended December 31, 2018 and 2017 was $7.4 million and $0.9 million, respectively.

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

The following presents the Company’s RSU activity for the years ended December 31, 2018, 2017 and 2016:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	5,379	24.41
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	5,379	$24.41
Granted	14,506	29.74
Vested	(8,379)	26.77
Forfeited	—	—
Unvested as of December 31, 2017	11,506	$29.74
Granted	47,094	28.64
Vested	(9,839)	32.31
Forfeited	—	—
Unvested as of December 31, 2018	48,761	$28.60

For the year ended December 31, 2018, the Company granted 11,799 RSUs to non-employee directors with a weighted-average grant date fair value of $27.89 and issued 35,295 RSUs to employees with a weighted average grant date fair value of $28.89. For the year ended December 31, 2017, the Company granted 9,006 RSUs to non-employee directors with a weighted-average grant date fair value of $30.19 and issued 5,500 RSUs to employees with a weighted average grant date fair value of $28.97. The awards will vest on various dates. The total grant date fair value of RSUs that vested during the years ended December 31, 2018 and 2017 was $0.3 million and $0.2 million, respectively. For the year ended December 31, 2016, the Company granted 5,379 RSUs to non-employee directors with a weighted-average grant date fair value of $24.41. The RSUs vested in one year from the date of grant. Participants must continuously serve as a non-employee director or employee from the grant date through the vesting date with any unvested RSUs being forfeited upon termination of the grantee’s service as a non-employee director or employee. The Company’s share-based compensation expense related to RSUs was $0.4 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. The Company’s share-based compensation expense related to RSUs was not material for the year ended December 31, 2016. Unrecognized compensation expense related to unvested RSUs was $1.1 million and $0.2 million as of December 31, 2018 and 2017, respectively. The unrecognized compensation expense as of December 31, 2018 is expected to be recognized over a weighted average vesting period of 1.4 years. As of December 31, 2018, total shares authorized under the 2016 Non-Employee Director Plan were 75,000 shares of which 48,816 shares were available for future grants.

For all awards of restricted stock, PSUs and RSUs, the Company, upon delivery of the common stock, will also pay to each grantee a cash amount equal to the product of all cash dividends paid on a share of common stock from the grant date to such delivery date and the number of common stock delivered to the grantee on such delivery date.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2018, total shares authorized under the Company’s ESPP were 600,000 shares. The Company issued 12,341 shares and 15,961 shares of common stock to employee participants in January 2018 and 2017, respectively, which resulted in 571,698 shares of common stock authorized for future purchases.

22. Fair Value

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2018 and 2017, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. The Visa derivative of $2.6 million and $5.4 million was included in the consolidated balance sheets at December 31, 2018 and 2017, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are summarized below:

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$389,470	$—	$389,470
Government-sponsored enterprises debt securities	—	241,594	—	241,594
Government agency mortgage-backed securities(1)	—	411,536	—	411,536
Government-sponsored enterprises mortgage-backed securities(1)	—	150,847	—	150,847
Collateralized mortgage obligations:
Government agency	—	2,682,449	—	2,682,449
Government-sponsored enterprises	—	602,592	—	602,592
Debt securities issued by states and political subdivisions	—	19,854	—	19,854
Total available-for-sale securities	—	4,498,342	—	4,498,342
Other assets(2)	—	12,336	—	12,336
Liabilities
Other liabilities(3)	—	(12,085)	(2,607)	(14,692)
Total	$—	$4,498,593	$(2,607)	$4,495,986

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$392,255	$—	$392,255
Government-sponsored enterprises debt securities	—	242,601	—	242,601
Government agency mortgage-backed securities(1)	—	351,390	—	351,390
Government-sponsored enterprises mortgage-backed securities(1)	—	174,741	—	174,741
Collateralized mortgage obligations:
Government agency	—	3,290,474	—	3,290,474
Government-sponsored enterprises	—	762,718	—	762,718
Debt securities issued by states and political subdivisions	—	20,479	—	20,479
Total available-for-sale securities	—	5,234,658	—	5,234,658
Other assets(2)	—	14,682	—	14,682
Liabilities
Other liabilities(3)	—	(15,049)	(5,439)	(20,488)
Total	$—	$5,234,291	$(5,439)	$5,228,852

(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the years ended December 31, 2018 and 2017,  there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017 are summarized below:

	Visa Derivative
(dollars in thousands)	2018	2017
Year Ended December 31,
Balance as of January 1,	$(5,439)	$(7,460)
Total net losses included in other noninterest income	(173)	(168)
Settlements	3,005	2,189
Balance as of December 31,	$(2,607)	$(5,439)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of December 31,	$(173)	$(168)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,003,637	$396,836	$606,801	$—	$1,003,637
Loans held for sale	432	—	432	—	432
Loans(1)(2)	12,928,422	—	—	12,664,170	12,664,170

Financial liabilities:
Time deposits(3)	$3,092,164	$—	$3,058,792	$—	$3,058,792
Long-term borrowings(4)	600,000	—	602,088	—	602,088

	December 31, 2017
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,034,644	$367,084	$667,560	$—	$1,034,644
Loans held for sale	556	—	559	—	559
Loans(1)(2)	12,112,303	—	—	12,426,506	12,426,506

Financial liabilities:
Time deposits(3)	$4,173,882	$—	$4,160,393	$—	$4,160,393

(1)	Excludes financing leases of $147.8 million at December 31, 2018 and $165.1 million at December 31, 2017.
(2)

In connection with the prospective adoption of ASU No. 2016-01,  Financial Instruments (Topic 825), Recognition and Measurement of Financial Assets and Financial Liabilities, on July 1, 2018, the valuation methodology used to estimate the fair value of loans was changed to conform to an exit price notion. The fair value estimate at December 31, 2017 has not been revised to reflect application of the modified methodology.

(3)	Excludes deposit liabilities with no defined or contractual maturity of $14.1 billion at December 31, 2018 and $13.4 billion at December 31, 2017.
(4)	Excludes capital lease obligations of $26 thousand at December 31, 2018.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2018 and 2017, the Company had $5.8 billion and $5.6 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $14.2 million and $11.7 million at December 31, 2018 and 2017, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

Other real estate owned

The Company values these properties at fair value at the time the Company acquires them, which establishes their new cost basis. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs on a nonrecurring basis. Fair value is measured on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral for other real estate owned are primarily based on real estate appraisal reports prepared by third-party appraisers less disposition costs and are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required to record certain assets at fair value on a nonrecurring basis in accordance with GAAP. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets to fair value.

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of December 31, 2018 and 2017:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2018
Impaired loans	$—	$—	$402
December 31, 2017
Impaired loans	$—	$—	$87

Total losses on impaired loans for the years ended December 31, 2018,  2017 and 2016 were $0.7 million, $0.7 million and $0.4 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of

December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$402	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(2,607)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$87	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(5,439)	Discounted Cash Flow	Expected Conversion Rate	1.6483
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

23. Reportable Operating Segments

The Company’s operations are organized into three business segments – Retail Banking, Commercial Banking and Treasury and Other. These segments reflect how discrete financial information is currently evaluated by the chief operating decision maker and how performance is assessed and resources allocated. The Company’s internal management process measures the performance of these business segments. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for loan and lease losses and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 60 banking locations throughout the State of Hawaii, Guam and Saipan.

Commercial Banking

Commercial Banking offers products that include corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards.

Commercial lending and deposit products are offered primarily to middle-market and large companies locally, nationally and internationally.

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

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The following tables present selected business segment financial information for the years indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other(1)	Total
Year Ended December 31, 2018
Net interest income	$447,023	$113,475	$5,820	$566,318
Provision for loan and lease losses	(8,753)	(13,427)	—	(22,180)
Net interest income after provision for loan and lease losses	438,270	100,048	5,820	544,138

Noninterest income	90,800	79,773	8,420	178,993
Noninterest expense	(225,879)	(80,766)	(58,308)	(364,953)
Income (loss) before (provision) benefit for income taxes	303,191	99,055	(44,068)	358,178

(Provision) benefit for income taxes	(77,872)	(25,164)	9,252	(93,784)
Net income (loss)	$225,319	$73,891	$(34,816)	$264,394
Total assets as of December 31, 2018	$7,078,016	$6,346,541	$7,271,121	$20,695,678

(1) Includes $24.1 million in OTTI write-downs.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other(1)	Total
Year Ended December 31, 2017
Net interest income (expense)	$430,379	$111,109	$(12,684)	$528,804
Provision for loan and lease losses	(6,837)	(11,663)	—	(18,500)
Net interest income (expense) after provision for loan and lease losses	423,542	99,446	(12,684)	510,304

Noninterest income	90,702	74,236	40,667	205,605
Noninterest expense	(223,652)	(68,167)	(55,735)	(347,554)
Income (loss) before (provision) benefit for income taxes	290,592	105,515	(27,752)	368,355

(Provision) benefit for income taxes	(138,786)	(49,201)	3,314	(184,673)
Net income (loss)	$151,806	$56,314	$(24,438)	$183,682
Total assets as of December 31, 2017	$7,003,724	$5,462,370	$8,083,367	$20,549,461

(1) Includes $6.9 million gains on the sale of real estate.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2016
Net interest income (expense)	$415,964	$115,455	$(39,747)	$491,672
Provision for loan and lease losses	(3,150)	(5,450)	—	(8,600)
Net interest income (expense) after provision for loan and lease losses	412,814	110,005	(39,747)	483,072

Noninterest income	91,583	73,264	61,190	226,037
Noninterest expense	(211,762)	(63,193)	(62,325)	(337,280)
Income (loss) before (provision) benefit for income taxes	292,635	120,076	(40,882)	371,829

(Provision) benefit for income taxes	(110,192)	(45,172)	13,713	(141,651)
Net income (loss)	$182,443	$74,904	$(27,169)	$230,178
Total assets as of December 31, 2016	$6,963,701	$4,680,512	$8,017,616	$19,661,829

24. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Income
Dividends from FHB	$263,400	$105,400	$479,692
Other income	1,541	3,937	368
Total income	264,941	109,337	480,060
Noninterest expense
Salaries and employee benefits	5,940	5,949	6,820
Contracted services and professional fees	3,780	3,643	5,424
Equipment	31	55	—
Advertising and marketing	—	1	4
Other	732	570	999
Total noninterest expense	10,483	10,218	13,247
Income before benefit (provision) for income taxes and equity in undistributed income (excess distributions) of FHB	254,458	99,119	466,813
Benefit (provision) for income taxes	1,184	(642)	3,175
Equity in undistributed income (excess distributions) of FHB	8,752	85,205	(239,810)
Net income	$264,394	$183,682	$230,178
Comprehensive income	$248,650	$175,310	$193,426

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2018	2017
Assets
Cash and cash equivalents	$5,647	$14,337
Investment in FHB	2,521,347	2,522,624
Other assets	19,358	23,912
Total assets	$2,546,352	$2,560,873
Liabilities and Stockholders' Equity
Retirement benefits payable	$509	$780
Other liabilities	21,004	27,542
Total liabilities	21,513	28,322
Stockholders' Equity
Stockholders' equity	2,524,839	2,532,551
Total stockholders' equity	2,524,839	2,532,551
Total liabilities and stockholders' equity	$2,546,352	$2,560,873

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$264,394	$183,682	$230,178
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed income) excess distributions of FHB	(8,752)	(85,205)	239,810
Deferred income taxes	(48)	(274)	191
Stock-based compensation	281	244	55
Change in assets and liabilities:
Net (increase) decrease in other assets	(9,635)	36,467	(18,729)
Net increase (decrease) in other liabilities	7,633	(2,058)	(8,368)
Net cash provided by operating activities	253,873	132,856	443,137

Cash flows from investing activities
Other, net	—	7	—
Net cash provided by investing activities	—	7	—

Cash flows from financing activities
Dividends paid	(131,036)	(122,810)	(85,797)
Distributions paid	—	(2,118)	(361,200)
Stock tendered for payment of withholding taxes	(69)	(120)	(146)
Proceeds from employee stock purchase plan	342	528	—
Common stock repurchased	(131,800)	—	—
Net cash used in financing activities	(262,563)	(124,520)	(447,143)
Net (decrease) increase in cash and cash equivalents	(8,690)	8,343	(4,006)
Cash and cash equivalents at beginning of year	14,337	5,994	10,000
Cash and cash equivalents at end of year	$5,647	$14,337	$5,994

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and Subsidiary (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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
February 27, 2019

ITEM 9B.  OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian Bank, Inc. and Subsidiary (the “Company”) have not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act. However, the Company was controlled by BNP Paribas and under common control with BNP Paribas’ affiliates (collectively “BNPP”) during the reporting period covered by this report. To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company.

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran.  Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382.  BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. In 2018, BNPP received gross revenues of approximately EUR 2.6 million for the year ended December 31, 2018 in connection with these projects, with a net profit of less than that amount, which mainly comprised of repayments and fees on these legacy guarantees and other financing arrangements.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors and executive officers of the Company, the section captioned “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company's fiscal year is incorporated herein by reference. For information regarding procedures for stockholder nominations, the section captioned “Stockholder Proposals for the 2019 Annual Meeting” in the Proxy Statement is incorporated herein by reference.

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

For information regarding compensation committee interlocks and insider participation, the section captioned “Board of Directors, Committees and Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement is incorporated herein by reference. For our Compensation Committee Report, see “Executive Compensation — Compensation Disclosure and Analysis — Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners, Directors and Management, the section captioned “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Company’s Proxy Statement is incorporated herein by reference.

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2018.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	751,773	$—	5,308,239
Equity compensation plans not approved by security holders	—	—	—
Total	751,773	$—	5,308,239

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding transactions with related persons, promoters and certain control persons, the section captioned “Certain Related Party Transactions” in the Company’s Proxy Statement is incorporated herein by reference.

For information regarding director independence, the section captioned “Board of Directors, Committees and Governance — Director Independence” in the Company’s Proxy Statement is incorporated herein by reference.

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

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Consolidated Statements of Income – For the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2018, 2017 and 2016

Consolidated Balance Sheets – As of December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows – For the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

All schedules are omitted since the required information is either not applicable, not deemed material, or is disclosed in the Company’s consolidated financial statements.

3.Exhibits

The list of exhibits required to be filed as exhibits to this Annual Report on Form 10-K is listed below in the “Exhibit Index”.

ITEM 16.  FORM 10-K SUMMARY

 None.

EXHIBIT INDEX

Exhibit Number

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

3.3

Third Amended and Restated Bylaws of First Hawaiian, Inc., effective as of February 28, 2018 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by First Hawaiian, Inc. on February 28, 2018 (File No. 001-14585))

10.1

Stockholder Agreement, by and between BNP Paribas and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.2

Registration Rights Agreement, by and among BNP Paribas, BancWest Corporation and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.3

First Hawaiian Bank Long-Term Incentive Plan, as amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.4

Certification Regarding Amendment and Restatement of the First Hawaiian Bank Incentive Plan for Key Employees, dated February 24, 2014 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.5

Employment Agreement, dated as of October 20, 2011, by and among Robert S. Harrison, First Hawaiian Bank and BancWest Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.6

Master Reorganization Agreement, dated as of April 1, 2016, by and among BancWest Corporation (to be renamed First Hawaiian, Inc.), BancWest Holding Inc., BWC Holding Inc. and BNP Paribas (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.7

Tax Sharing Agreement, dated as of April 1, 2016, by and among BNP Paribas, BancWest Corporation (to be renamed First Hawaiian, Inc.) and BancWest Holding Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.8

Expense Reimbursement Agreement, effective as of July 1, 2016, by and between First Hawaiian, Inc. and BancWest Corporation (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.9

First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.10

First Hawaiian, Inc. 2016 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.11	First Hawaiian, Inc. Bonus Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

Exhibit Number

10.12

First Hawaiian, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.13

Agreement for Allocation and Settlement of Income Tax Liabilities, effective as of July 1, 2016, by and among BNP Paribas, BNP Paribas Fortis, BNP Paribas USA, Inc., BancWest Corporation, BancWest Holding Inc., Bank of the West, First Hawaiian, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.17 to Amendment No. 1 the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 26, 2016 (File No. 333-212451))

10.14

License Agreement, by and among First Hawaiian, Inc., First Hawaiian Bank, BancWest Holding Inc., BancWest Corporation and Bank of the West (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.15

Insurance Agreement, by and among BNP Paribas, BNP Paribas USA, Inc. and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.16

Executive Change-in-Control Retention Plan of First Hawaiian Bank (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.17

First Hawaiian, Inc. Long-Term Incentive Plan, as amended and restated effective August 9, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.18

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.19

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.20

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.21

Form of First Hawaiian, Inc. 2016 Non-Employee Director Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.22

First Hawaiian, Inc. Role-Based Allowance Award Agreement for Robert S. Harrison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.23

BancWest Corporation Deferred Compensation Plan Part B (2016 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on December 13, 2016 (File No. 333-215068))

10.24

BancWest Corporation Supplemental Executive Retirement Plan (2008 Restatement), as amended (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 26, 2016 (File No. 333-212451))

Exhibit Number

10.25

Consulting Agreement, dated as of December 13, 2016, by and between First Hawaiian Bank and Albert M. Yamada (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

10.26

Offer Letter, dated as of June 15, 2015, from Robert S. Harrison on behalf of First Hawaiian Bank to Eric K. Yeaman (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

10.27

Separation Agreement Including Release of Claims; Exhibit 1 between Michael Ching, First Hawaiian, Inc. and First Hawaiian Bank, dated January 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on January 9, 2018 (File No. 001-14585))

10.28

Form of Consulting Agreement between Michael Ching, First Hawaiian, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on January 9, 2018 (File No. 001-14585))

10.29

Share Repurchase Agreement, dated as of May 7, 2018, among BNP Paribas, BancWest Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on May 10, 2018 (File No. 001-14585))

10.30

Amended and Restated First Hawaiian Bank Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

10.31

Offer Letter, dated as of July 25, 2018, from Robert S. Harrison on behalf of First Hawaiian Bank to Ravi Mallela (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on October 26, 2018 (File No. 001-14585))

10.32

Share Repurchase Agreement, dated as of July 26, 2018, among BNP Paribas, BancWest Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 1, 2018 (File No. 001-14585))

10.33

Amendment No. 1 to the Stockholder Agreement, dated as of August 1, 2018, between BNP Paribas and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 1, 2018 (File No. 001-14585))

10.34

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on October 26, 2018 (File No. 001-14585))

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

Exhibit Number

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

Date: February 27, 2019		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2019

/s/ Robert S. Harrison	/s/ Ravi Mallela
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew J. Cox	/s/ W. Allen Doane
Matthew J. Cox, Director	W. Allen Doane, Director

/s/ Faye W. Kurren	/s/ Allen B. Uyeda
Faye W. Kurren, Director	Allen B. Uyeda, Director

/s/ Jenai S. Wall	/s/ C. Scott Wo
Jenai S. Wall, Director	C. Scott Wo, Director