Form 10-Q
period 2019-03-31
FIRST HAWAIIAN, INC.
filed 2019-04-26
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,012,015 shares of Common Stock, par value $0.01 per share, were outstanding as of April 18, 2019.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2019	2018
Interest income
Loans and lease financing	$144,406	$123,551
Available-for-sale securities	24,486	28,993
Other	3,669	2,392
Total interest income	172,561	154,936
Interest expense
Deposits	23,197	15,264
Short-term and long-term borrowings	4,275	—
Total interest expense	27,472	15,264
Net interest income	145,089	139,672
Provision for loan and lease losses	5,680	5,950
Net interest income after provision for loan and lease losses	139,409	133,722
Noninterest income
Service charges on deposit accounts	8,060	7,955
Credit and debit card fees	16,655	15,497
Other service charges and fees	9,129	9,342
Trust and investment services income	8,618	8,231
Bank-owned life insurance	3,813	2,044
Investment securities losses, net	(2,613)	—
Other	3,410	5,631
Total noninterest income	47,072	48,700
Noninterest expense
Salaries and employee benefits	44,860	42,160
Contracted services and professional fees	13,645	12,287
Occupancy	6,986	6,484
Equipment	4,284	4,588
Regulatory assessment and fees	1,447	3,973
Advertising and marketing	1,966	951
Card rewards program	6,732	5,718
Other	12,703	14,426
Total noninterest expense	92,623	90,587
Income before provision for income taxes	93,858	91,835
Provision for income taxes	23,934	23,877
Net income	$69,924	$67,958
Basic earnings per share	$0.52	$0.49
Diluted earnings per share	$0.52	$0.49
Basic weighted-average outstanding shares	134,879,336	139,600,712
Diluted weighted-average outstanding shares	135,198,345	139,732,100

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Net income	$69,924	$67,958
Other comprehensive income (loss), net of tax:
Net change in investment securities	53,441	(48,777)
Net change in cash flow derivative hedges	—	544
Other comprehensive income (loss)	53,441	(48,233)
Total comprehensive income	$123,365	$19,725

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2019	2018
Assets
Cash and due from banks	$336,555	$396,836
Interest-bearing deposits in other banks	281,312	606,801
Investment securities	4,485,660	4,498,342
Loans held for sale	—	432
Loans and leases	13,197,454	13,076,191
Less: allowance for loan and lease losses	141,546	141,718
Net loans and leases	13,055,908	12,934,473

Premises and equipment, net	310,902	304,996
Other real estate owned and repossessed personal property	124	751
Accrued interest receivable	49,489	48,920
Bank-owned life insurance	447,936	446,076
Goodwill	995,492	995,492
Mortgage servicing rights	15,399	16,155
Other assets	462,359	446,404
Total assets	$20,441,136	$20,695,678
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$10,951,764	$11,142,127
Noninterest-bearing	5,843,480	6,007,941
Total deposits	16,795,244	17,150,068
Long-term borrowings	600,028	600,026
Retirement benefits payable	127,845	127,909
Other liabilities	304,817	292,836
Total liabilities	17,827,934	18,170,839

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,851,508 / 135,012,015 as of March 31, 2019; issued/outstanding: 139,656,674 / 134,874,302 as of December 31, 2018)	1,399	1,397
Additional paid-in capital	2,497,770	2,495,853
Retained earnings	326,451	291,919
Accumulated other comprehensive loss, net	(78,754)	(132,195)
Treasury stock (4,839,493 shares as of March 31, 2019 and 4,782,372 shares as of December 31, 2018)	(133,664)	(132,135)
Total stockholders' equity	2,613,202	2,524,839
Total liabilities and stockholders' equity	$20,441,136	$20,695,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2017	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	67,958	—	—	67,958
Cash dividends declared ($0.24 per share)	—	—	—	(33,504)	—	—	(33,504)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	—	—	1,925	(177)	—	—	1,748
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(48,233)	—	(48,233)
Balance as of March 31, 2018	139,601,123	$1,396	$2,490,910	$193,522	$(164,684)	$(282)	$2,520,862

Balance as of December 31, 2018	134,874,302	$1,397	$2,495,853	$291,919	$(132,195)	$(132,135)	$2,524,839
Net income	—	—	—	69,924	—	—	69,924
Cash dividends declared ($0.26 per share)	—	—	—	(35,067)	—	—	(35,067)
Equity-based awards	137,713	2	1,917	(325)	—	(1,529)	65
Other comprehensive income, net of tax	—	—	—	—	53,441	—	53,441
Balance as of March 31, 2019	135,012,015	$1,399	$2,497,770	$326,451	$(78,754)	$(133,664)	$2,613,202

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$69,924	$67,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,680	5,950
Depreciation, amortization and accretion, net	14,588	13,220
Deferred income taxes	16,461	7,511
Stock-based compensation	1,594	1,748
Other gains	(26)	(13)
Originations of loans held for sale	(745)	(862)
Proceeds from sales of loans held for sale	1,199	465
Net gains on sales of loans held for sale	(22)	—
Net losses on investment securities	2,613	—
Change in assets and liabilities:
Net increase in other assets	(1,293)	(4,869)
Net decrease in other liabilities	(46,569)	(37,891)
Net cash provided by operating activities	63,404	53,217
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	142,954	218,941
Proceeds from sales	863,053	—
Purchases	(927,606)	(130,252)
Other investments:
Proceeds from sales	2,063	2,285
Purchases	(2,211)	(4,403)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(51,823)	(189,496)
Proceeds from sales of loans originated for investment	—	570
Purchases of loans	(76,451)	—
Proceeds from bank-owned life insurance	1,953	—
Purchases of premises, equipment and software	(9,571)	(3,446)
Purchases of mortgage servicing rights	—	(6,444)
Proceeds from sales of other real estate owned	653	332
Other	(768)	(594)
Net cash used in investing activities	(57,754)	(112,507)
Cash flows from financing activities
Net decrease in deposits	(354,824)	(249,700)
Dividends paid	(35,067)	(33,504)
Stock tendered for payment of withholding taxes	(1,529)	—
Proceeds from employee stock purchase plan	—	342
Net cash used in financing activities	(391,420)	(282,862)
Net decrease in cash and cash equivalents	(385,770)	(342,152)
Cash and cash equivalents at beginning of period	1,003,637	1,034,644
Cash and cash equivalents at end of period	$617,867	$692,492

Supplemental disclosures
Interest paid	$27,398	$15,100
Income taxes paid, net of income tax refunds	4,883	189
Noncash investing and financing activities:
Transfers from loans and leases to loans held for sale	—	4

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Transition to an Independent Public Company

On July 1, 2016, FHI became a direct wholly owned subsidiary of BancWest Corporation (“BWC”), a Delaware corporation and an indirect wholly owned subsidiary of BNP Paribas (“BNPP”). In connection with FHI’s initial public offering (“IPO”) in August 2016, BNPP announced its intent to sell its interest in FHI, including FHI’s wholly owned subsidiary, FHB, over time, subject to market conditions and other considerations. BNPP, through FHI’s IPO completed on August 9, 2016 and secondary offerings completed on February 17, 2017, May 10, 2018, August 1, 2018 and September 10, 2018, sold, in the aggregate (inclusive of sales pursuant to the underwriters’ exercise of overallotment options in connection with such secondary sales), 109,830,000 shares of FHI common stock to the public. Concurrently with two of the secondary offerings in 2018, FHI entered into share repurchase agreements with BWC, to repurchase, in the aggregate, 4,769,870 shares of FHI common stock.

On February 1, 2019, BWC completed the sale of its remaining 24,859,750 shares of FHI common stock in a public offering. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in that offering, in any of the secondary offerings described above or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

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

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB. Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Company elected the package of practical expedients which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases and the practical expedient which permits the Company to not separate nonlease components from lease components in determining the consideration in the lease agreement when the Company is a lessee and a lessor. The Company identified the primary lease agreements in scope of this new guidance as those relating to branch premises. As a result, the Company recognized a lease liability of $50.3 million and a related right-of-use asset of $50.6 million on its consolidated balance sheet on January 1, 2019. See “Note 15. Leases” for required disclosures related to this new guidance.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Prior to the adoption of ASU No. 2017-08, entities typically amortized the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The Company adopted the provisions of ASU No. 2017-08 on January 1, 2019, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The objectives of the new guidance are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Historically, the Company has participated in limited activities in fair value and cash flow hedging relationships. As a result, the adoption of ASU No. 2017-12 on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements. See “Note 11. Derivative Financial Instruments” for required disclosures related to this new guidance.

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

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on the SOFR. Due to concerns about the sustainability of the London Interbank Offered Rate (“LIBOR”), a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate in the U.S. The committee identified SOFR as the preferred alternative reference rate to LIBOR. The OIS rate based on SOFR was added as a U.S. benchmark interest rate to facilitate broader use in the marketplace and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. The Company adopted the provisions of ASU No. 2018-16 on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this update requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary-impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. The new guidance will require significant operational changes, particularly in data collection and analysis. The Company has formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. Management has evaluated the Company’s existing credit loss forecasting models to determine their appropriateness for CECL, has performed a data gap analysis, and is developing analytical approaches to determine CECL model inputs. The Company has also engaged a software vendor and is in the final stages of implementing a CECL production platform. However, as the impact of adopting the new guidance is expected to be heavily influenced by an assessment of the composition, characteristics, and credit quality of the Company’s loan and investment securities portfolio as well as the economic conditions in effect at the adoption date, management is currently unable to reasonably estimate the impact of adopting the new standard.

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

2. Investment Securities

As of March 31, 2019 and December 31, 2018, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and debt securities – includes U.S. Treasury notes and debt securities issued by agencies and government- sponsored enterprises.

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

As of March 31, 2019 and December 31, 2018, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—	$389,470	$—	$—	$389,470
Government agency debt securities	24,778	—	(13)	24,765	—	—	—	—
Government-sponsored enterprises debt securities	164,718	—	(3,123)	161,595	248,372	—	(6,778)	241,594
Government agency mortgage-backed securities	377,960	—	(6,925)	371,035	426,710	—	(15,174)	411,536
Government-sponsored enterprises mortgage-backed securities	131,884	71	(4,059)	127,896	156,056	85	(5,294)	150,847
Collateralized mortgage obligations:
Government agency	2,778,862	1,404	(50,100)	2,730,166	2,779,620	—	(97,171)	2,682,449
Government-sponsored enterprises	1,076,399	4,607	(10,803)	1,070,203	620,337	—	(17,745)	602,592
Debt securities issued by states and political subdivisions	—	—	—	—	19,854	—	—	19,854
Total available-for-sale securities	$4,554,601	$6,082	$(75,023)	$4,485,660	$4,640,419	$85	$(142,162)	$4,498,342

Proceeds from calls and sales of investment securities were nil and $863.1 million, respectively, for the three months ended March 31, 2019. Proceeds from both calls and sales of investment securities were nil for the three months ended March 31, 2018. The Company recorded gross realized gains of nil and gross realized losses of $2.6 million for the three months ended March 31, 2019. The Company recorded no gross realized gains and no gross realized losses for the three months ended March 31, 2018. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was $0.7 million and nil for the three months ended March 31, 2019 and 2018, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $24.5 million and $28.9 million for the three months ended March 31, 2019 and 2018, respectively. Interest income from non-taxable investment securities was nil and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

The amortized cost and fair value of debt securities issued by government-sponsored enterprises as of March 31, 2019, by contractual maturity, are shown below. Debt securities issued by government agencies, mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2019
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	99,992	98,193
Due after five years through ten years	64,726	63,402
Due after ten years	—	—
	164,718	161,595

Government agency debt securities	24,778	24,765
Government agency mortgage-backed securities	377,960	371,035
Government-sponsored enterprises mortgage-backed securities	131,884	127,896
Collateralized mortgage obligations:
Government agency	2,778,862	2,730,166
Government-sponsored enterprises	1,076,399	1,070,203
Total mortgage-backed securities and collateralized mortgage obligations	4,389,883	4,324,065
Total available-for-sale securities	$4,554,601	$4,485,660

At March 31, 2019, pledged securities totaled $2.0 billion, of which $1.8 billion was pledged to secure public deposits and $209.5 million was pledged to secure other financial transactions. At December 31, 2018, pledged securities totaled $2.0 billion, of which $1.7 billion was pledged to secure public deposits and $232.7 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of March 31, 2019 and December 31, 2018.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 160 and 154 individual securities in each category have been in a continuous loss position as of March 31, 2019 and December 31, 2018, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government agency debt securities	$(13)	$24,765	$—	$—	$(13)	$24,765
Government-sponsored enterprises debt securities	—	—	(3,123)	161,595	(3,123)	161,595
Government agency mortgage-backed securities	—	—	(6,925)	371,035	(6,925)	371,035
Government-sponsored enterprises mortgage-backed securities	—	—	(4,059)	123,430	(4,059)	123,430
Collateralized mortgage obligations:
Government agency	(327)	99,455	(49,773)	2,417,727	(50,100)	2,517,182
Government-sponsored enterprises	(450)	138,465	(10,353)	449,284	(10,803)	587,749
Total available-for-sale securities with unrealized losses	$(790)	$262,685	$(74,233)	$3,523,071	$(75,023)	$3,785,756

	Time in Continuous Loss as of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$—	$—	$(6,778)	$157,939	$(6,778)	$157,939
Government agency mortgage-backed securities	—	—	(15,174)	373,891	(15,174)	373,891
Government-sponsored enterprises mortgage-backed securities	(1)	172	(5,293)	125,869	(5,294)	126,041
Collateralized mortgage obligations:
Government agency	—	—	(97,171)	2,475,532	(97,171)	2,475,532
Government-sponsored enterprises	—	—	(17,745)	486,175	(17,745)	486,175
Total available-for-sale securities with unrealized losses	$(1)	$172	$(142,161)	$3,619,406	$(142,162)	$3,619,578

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At March 31, 2019, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of December 31, 2018, the Company had the intent to sell 48 securities with an aggregated amortized cost basis of $898.2 million. As a result, the Company recorded an OTTI write-down of $24.1 million in December 2018. The OTTI write-down represented the difference between the amortized cost basis and the fair value of the securities as of December 31, 2018. In January 2019, the Company completed its sale of the 48 securities and recorded an additional loss of $2.6 million.

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

The Company held approximately 120,000 Visa Class B restricted shares as of both March 31, 2019 and December 31, 2018. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of March 31, 2019 and December 31, 2018, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$3,203,770	$3,208,760
Commercial real estate	3,147,304	2,990,783
Construction	595,491	626,757
Residential:
Residential mortgage	3,543,964	3,527,101
Home equity line	907,829	912,517
Total residential	4,451,793	4,439,618
Consumer	1,653,109	1,662,504
Lease financing	145,987	147,769
Total loans and leases	$13,197,454	$13,076,191

Outstanding loan balances are reported net of net deferred loan costs of $37.3 million and $36.3 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, residential real estate loans totaling $2.6 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $937.4 million were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2018, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $957.0 million were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.9 million and $4.6 million at March 31, 2019 and December 31, 2018, respectively.

In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Company for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, but may include accounts receivable, inventory, land, buildings, equipment, income-producing commercial properties and residential real estate. The Company applies the same collateral policy for loans whether they are funded immediately or on a delayed basis. The Company’s loan and lease portfolio is principally located in Hawaii and, to a lesser extent, on the U.S. Mainland, Guam and Saipan. The risk inherent in the portfolio depends upon both the economic stability of the state or territories, which affects property values, and the financial strength and creditworthiness of the borrowers.

At March 31, 2019 and December 31, 2018, remaining loan and lease commitments were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$2,384,738	$2,484,857
Commercial real estate	132,701	114,186
Construction	529,679	526,938
Residential:
Residential mortgage	479	121
Home equity line	894,162	913,636
Total residential	894,641	913,757
Consumer	1,527,217	1,509,853
Total loan and lease commitments	$5,468,976	$5,549,591

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended March 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Charge-offs	—	—	—	(24)	—	(8,598)	—	(8,622)
Recoveries	37	31	—	—	250	2,452	—	2,770
Increase (decrease) in Provision	(2,745)	1,441	(432)	3	(245)	5,432	2,226	5,680
Balance at end of period	$31,793	$21,197	$5,381	$411	$44,911	$35,099	$2,754	$141,546

	Three Months Ended March 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(475)	—	—	—	—	(6,625)	—	(7,100)
Recoveries	64	122	—	—	182	2,103	—	2,471
Increase (decrease) in Provision	770	1,088	(841)	(26)	186	4,271	502	5,950
Balance at end of period	$34,365	$19,254	$5,976	$585	$43,220	$30,998	$4,176	$138,574

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$429	$26	$—	$—	$430	$—	$—	$885
Collectively evaluated for impairment	31,364	21,171	5,381	411	44,481	35,099	2,754	140,661
Balance at end of period	$31,793	$21,197	$5,381	$411	$44,911	$35,099	$2,754	$141,546
Loans and leases:
Individually evaluated for impairment	$10,073	$3,907	$—	$—	$15,529	$—	$—	$29,509
Collectively evaluated for impairment	3,193,697	3,143,397	595,491	145,987	4,436,264	1,653,109	—	13,167,945
Balance at end of period	$3,203,770	$3,147,304	$595,491	$145,987	$4,451,793	$1,653,109	$—	$13,197,454

	December 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$108	$32	$—	$—	$396	$—	$—	$536
Collectively evaluated for impairment	34,393	19,693	5,813	432	44,510	35,813	528	141,182
Balance at end of period	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Loans and leases:
Individually evaluated for impairment	$8,719	$5,743	$—	$—	$16,114	$—	$—	$30,576
Collectively evaluated for impairment	3,200,041	2,985,040	626,757	147,769	4,423,504	1,662,504	—	13,045,615
Balance at end of period	$3,208,760	$2,990,783	$626,757	$147,769	$4,439,618	$1,662,504	$—	$13,076,191

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

The credit risk profiles by internally assigned grade for loans and leases as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,102,106	$3,000,806	$594,368	$144,874	$6,842,154
Special mention	60,275	101,393	185	947	162,800
Substandard	41,389	45,105	938	166	87,598
Total	$3,203,770	$3,147,304	$595,491	$145,987	$7,092,552

	December 31, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,069,546	$2,876,907	$625,607	$146,356	$6,718,416
Special mention	57,012	91,298	200	1,223	149,733
Substandard	82,010	22,578	950	190	105,728
Doubtful	192	—	—	—	192
Total	$3,208,760	$2,990,783	$626,757	$147,769	$6,974,069

There were no loans and leases graded as Loss as of March 31, 2019 and December 31, 2018.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,538,122	$901,821	$234,539	$1,056,907	$325,656	$6,057,045
Non-performing and delinquent	5,842	6,008	5,121	26,036	4,850	47,857
Total	$3,543,964	$907,829	$239,660	$1,082,943	$330,506	$6,104,902

	December 31, 2018
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,519,172	$903,284	$234,458	$1,044,393	$339,162	$6,040,469
Non-performing and delinquent	7,929	9,233	5,448	33,739	5,304	61,653
Total	$3,527,101	$912,517	$239,906	$1,078,132	$344,466	$6,102,122

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

The aging analyses of past due loans and leases as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,415	$307	$350	$2,072	$3,201,508	$3,203,580	$190	$3,203,770
Commercial real estate	225	129	—	354	3,146,950	3,147,304	—	3,147,304
Construction	—	—	89	89	595,402	595,491	—	595,491
Lease financing	—	—	—	—	145,987	145,987	—	145,987
Residential mortgage	1,353	399	—	1,752	3,538,122	3,539,874	4,090	3,543,964
Home equity line	3,083	477	2,448	6,008	901,821	907,829	—	907,829
Consumer	25,640	6,829	3,538	36,007	1,617,102	1,653,109	—	1,653,109
Total	$31,716	$8,141	$6,425	$46,282	$13,146,892	$13,193,174	$4,280	$13,197,454

	December 31, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,293	$—	$141	$1,434	$3,207,052	$3,208,486	$274	$3,208,760
Commercial real estate	—	—	—	—	2,989,125	2,989,125	1,658	2,990,783
Construction	91	—	—	91	626,666	626,757	—	626,757
Lease financing	47	—	—	47	147,722	147,769	—	147,769
Residential mortgage	2,274	1,012	32	3,318	3,519,172	3,522,490	4,611	3,527,101
Home equity line	5,616	775	2,842	9,233	903,284	912,517	—	912,517
Consumer	32,406	8,712	3,373	44,491	1,618,013	1,662,504	—	1,662,504
Total	$41,727	$10,499	$6,388	$58,614	$13,011,034	$13,069,648	$6,543	$13,076,191

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,387	$2,421	$—
Commercial real estate	3,188	3,188	—
Residential mortgage	8,220	8,534	—
Total	$13,795	$14,143	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$7,686	$7,686	$429
Commercial real estate	719	719	26
Residential mortgage	7,309	7,695	430
Total	$15,714	$16,100	$885
Total impaired loans:
Commercial and industrial	$10,073	$10,107	$429
Commercial real estate	3,907	3,907	26
Residential mortgage	15,529	16,229	430
Total	$29,509	$30,243	$885

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,449	$4,498	$—
Commercial real estate	5,016	5,016	—
Residential mortgage	9,112	9,426	—
Total	$18,577	$18,940	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$4,270	$4,270	$108
Commercial real estate	727	727	32
Residential mortgage	7,002	7,387	396
Total	$11,999	$12,384	$536
Total impaired loans:
Commercial and industrial	$8,719	$8,768	$108
Commercial real estate	5,743	5,743	32
Residential mortgage	16,114	16,813	396
Total	$30,576	$31,324	$536

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$3,418	$29
Commercial real estate	4,102	171
Residential mortgage	8,666	100
Total	$16,186	$300
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,978	$108
Commercial real estate	723	10
Residential mortgage	7,156	96
Total	$13,857	$214
Total impaired loans:
Commercial and industrial	$9,396	$137
Commercial real estate	4,825	181
Residential mortgage	15,822	196
Total	$30,043	$514

	Three Months Ended
	March 31, 2018
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$17,469	$181
Commercial real estate	9,502	55
Construction	1,001	—
Residential mortgage	8,763	130
Total	$36,735	$366
Impaired loans with a related allowance recorded:
Commercial and industrial	$145	$2
Commercial real estate	887	10
Residential mortgage	7,685	84
Total	$8,717	$96
Total impaired loans:
Commercial and industrial	$17,614	$183
Commercial real estate	10,389	65
Construction	1,001	—
Residential mortgage	16,448	214
Total	$45,452	$462

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

The following presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2019 and 2018:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	4	$916	$24	—	$—	$—
Residential mortgage	1	352	14	—	—	—
Total	5	$1,268	$38	—	$—	$—

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $5.7 billion and $5.8 billion as of March 31, 2019 and December 31, 2018, respectively. Of the $5.7 billion at March 31, 2019, there were commitments of $1.1 million related to borrowers who had loan terms modified in a TDR. Of the $5.8 billion at December 31, 2018, there were commitments of $1.8 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended March 31,
	2019		2018
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	—	$—	2	$564
Total	—	$—	2	$564

(1)

The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

(2)	For the three months ended March 31, 2018, the maturity dates for the commercial and industrial loans that subsequently defaulted were extended.

Foreclosure Proceedings

There was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure as of March 31, 2019. As of December 31, 2018, there was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

Residential real estate property held from one foreclosed residential mortgage loan included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets was $0.1 million as of March 31, 2019. Residential real estate properties held from one foreclosed residential mortgage loan and one foreclosed home equity line included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets was $0.8 million as of December 31, 2018.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.6 billion and $2.7 billion as of March 31, 2019 and December 31, 2018, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.6 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.8 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,236
One to two years	1,968
Two to three years	1,733
Three to four years	1,523
Four to five years	1,339

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Gross carrying amount	$63,350	$63,342
Less: accumulated amortization	47,951	47,187
Net carrying value	$15,399	$16,155

The following table presents changes in amortized MSRs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance at beginning of period	$16,155	$13,196
Originations	8	7
Purchases	—	6,444
Amortization	(764)	(988)
Balance at end of period	$15,399	$18,659
Fair value of amortized MSRs at beginning of period	$27,662	$21,697
Fair value of amortized MSRs at end of period	$26,383	$29,048

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2019 and 2018.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	8.00%	-	20.28%	8.47%	7.86%	-	19.26%	8.31%
Life in years (of the MSR)	3.18	-	7.56	7.08	3.43	-	7.68	7.19
Weighted-average coupon rate	3.97%	-	6.67%	4.02%	3.97%	-	6.70%	4.02%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.02%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Public deposits	$1,759,692	$1,749,726
Federal Home Loan Bank	2,589,411	2,497,030
Federal Reserve Bank	937,390	957,017
ACH transactions	152,579	150,903
Interest rate swaps	30,665	28,843
Total	$5,469,737	$5,383,519

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of March 31, 2019 and December 31, 2018. In addition, no debt was extinguished by in-substance defeasance.

The Company did not have any repurchase agreements as of March 31, 2019 and December 31, 2018.

7. Deposits

As of March 31, 2019 and December 31, 2018, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
U.S.:
Interest-bearing	$10,158,299	$10,393,449
Noninterest-bearing	5,184,816	5,368,729
Foreign:
Interest-bearing	793,465	748,678
Noninterest-bearing	658,664	639,212
Total deposits	$16,795,244	$17,150,068

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2019:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$306,984	$658,915	$965,899
Over three through six months	149,913	486,994	636,907
Over six through twelve months	383,212	401,934	785,146
One to two years	118,264	86,489	204,753
Two to three years	112,532	48,892	161,424
Three to four years	54,408	21,947	76,355
Four to five years	67,061	13,691	80,752
Thereafter	54	—	54
Total	$1,192,428	$1,718,862	$2,911,290

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.7 billion and $1.9 billion as of March 31, 2019 and December 31, 2018, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.7 million and $2.4 million as of March 31, 2019 and December 31, 2018, respectively.

8. Long-Term Borrowings

Long-term borrowings consisted of the following as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018
Finance lease(1)	$28	$26
FHLB fixed-rate advances(1)	600,000	600,000
Total long-term borrowings	$600,028	$600,026

(1)	Interest is payable monthly.

As of March 31, 2019 and December 31, 2018, the Company’s long-term borrowings included $600.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.80% and maturity dates ranging from 2020 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of March 31, 2019 and December 31, 2018, the available remaining borrowing capacity with the FHLB was $1.4 billion and $1.3 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2019 and December 31, 2018. See “Note 6. Transfers of Financial Assets” for more information.

As of March 31, 2019 and December 31, 2018, the Company’s long-term borrowings included a finance lease obligation with a 6.78% annual interest rate that matures in 2022.

As of March 31, 2019, future contractual principal payments and maturities on long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2019	$9
2020	400,009
2021	10
2022	—
2023	100,000
Thereafter	100,000
Total	$600,028

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

Changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Three months ended March 31, 2019
Investment securities:
Unrealized net gains arising during the period	70,523	(18,991)	51,532
Reclassification of net losses to net income:
Investment securities losses, net	2,613	(704)	1,909
Net change in investment securities	73,136	(19,695)	53,441
Other comprehensive income	73,136	(19,695)	53,441
Accumulated other comprehensive loss at March 31, 2019	$(107,779)	$29,025	$(78,754)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Three months ended March 31, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Investment securities:
Unrealized net losses arising during the period	(66,700)	17,923	(48,777)
Net change in investment securities	(66,700)	17,923	(48,777)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	738	(194)	544
Net change in cash flow derivative hedges	738	(194)	544
Other comprehensive loss	(65,962)	17,729	(48,233)
Accumulated other comprehensive loss at March 31, 2018	$(225,385)	$60,701	$(164,684)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

				Total
	Pensions			Accumulated
	and			Other
	Other	Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended March 31, 2019
Balance at beginning of period	$(28,379)	$(103,816)	$—	$(132,195)
Other comprehensive income	—	53,441	—	53,441
Balance at end of period	$(28,379)	$(50,375)	$—	$(78,754)

Three Months Ended March 31, 2018
Balance at beginning of period	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive (loss) income	—	(48,777)	544	(48,233)
Balance at end of period	$(31,339)	$(138,334)	$4,989	$(164,684)

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

The table below sets forth those ratios at March 31, 2019 and December 31, 2018:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2019:
Common equity tier 1 capital to risk-weighted assets	$1,696,464	12.05%	$1,695,844	12.05%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,696,464	12.05%	1,695,844	12.05%	6.00%	8.00%
Total capital to risk-weighted assets	1,838,610	13.06%	1,837,990	13.06%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,696,464	8.71%	1,695,844	8.70%	4.00%	5.00%

December 31, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,661,542	11.97%	$1,658,172	11.94%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,661,542	11.97%	1,658,172	11.94%	6.00%	8.00%
Total capital to risk-weighted assets	1,803,860	12.99%	1,800,490	12.97%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,661,542	8.72%	1,658,172	8.70%	4.00%	5.00%

(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of March 31, 2019, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2019, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$23,892	$—	$(352)	$41,317	$31	$(44)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,334,559	29,034	(1,897)	2,269,247	12,305	(12,007)
Funding swap	64,395	—	(1,839)	62,039	—	(2,607)
Foreign exchange contracts	2,473	3	(2)	1,191	—	(34)

(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $29.2 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 3, 2017. As of March 31, 2019 and December 31, 2018, the CME variation margin was $0.8 million and $0.5 million, respectively.

Effective January 16, 2018, the London Clearing House (“LCH”) also amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as STM, as settlements of the derivative’s mark-to-market exposure and not collateral. Consistent with the CME’s amended requirements discussed above, the Company has treated the LCH variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 16, 2018. As of March 31, 2019 and December 31, 2018, the LCH variation margin was $26.3 million and $0.6 million, respectively.

As of March 31, 2019, the Company pledged nil in financial instruments and $30.7 million in cash as collateral for interest rate swaps. As of December 31, 2018, the Company pledged $26.2 million in financial instruments and $2.6 million in cash as collateral for interest rate swaps. As of March 31, 2019 and December 31, 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At March 31, 2019, the Company carried one interest rate swap with a notional amount of $23.9 million with a negative fair value of $0.4 million that was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023. At December 31, 2018, the Company carried interest rate swaps with notional amounts totaling $41.3 million with a positive fair value of nil and a negative fair value of nil that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2019 and 2018:

	Gains (losses) recognized in the
	consolidated statements of	March 31,
(dollars in thousands)	income line item	2019	2018
Gains (losses) on fair value hedging relationships recognized in Interest Income(1):
Recognized on interest rate swap	Loans and lease financing	$(342)	$—
Recognized on hedged item	Loans and lease financing	262	—

Gains (losses) on fair value hedging relationships recognized in Noninterest Income(2):
Recognized on interest rate swap	Other	$—	$550
Recognized on hedged item	Other	—	(763)

(1)

In connection with the adoption of ASU 2017-12, beginning January 1, 2019, gain (loss) amounts for the interest rate swap qualifying as fair value hedging and the hedged item are included in Loans and Lease Financing Interest Income.

(2)	Prior to January 1, 2019, gain (loss) amounts for the interest rate swaps qualifying as fair value hedging and the hedged items were included in Other Noninterest Income.

As of March 31, 2019 and December 31, 2018, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
Loans and leases	$24,448	$42,496	$544	$293

Cash Flow Hedges

During 2018, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The swaps matured in December 2018. As of March 31, 2019 and December 31, 2018, the Company no longer held any cash flow hedges. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.5 million during the three months ended March 31, 2018.

The Company utilized interest rate swaps to reduce exposure to interest rates associated with short-term fixed-rate liabilities. The Company entered into interest rate swaps paying fixed rates and receiving LIBOR. The LIBOR index corresponded to the short-term fixed-rate nature of the liabilities being hedged. If interest rates rose, the increase in interest received on the swaps offset increases in interest costs associated with these liabilities. By hedging with interest rate swaps, the Company minimized the adverse impact on interest expense associated with increasing rates on short-term liabilities.

The interest rate swaps were designated and qualified as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge during the three months ended March 31, 2018.

The following table summarizes the effect of cash flow hedging relationships for the three months ended March 31, 2018:

March 31,
(dollars in thousands)	2018
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$738

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2018.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2019 and 2018.

	Net gains (losses) recognized
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2019	2018
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$16	$404
Funding swap	Other noninterest income	5	(84)
Foreign exchange contracts	Other noninterest income	—	(63)

As of March 31, 2019, the Company carried multiple interest rate swaps with notional amounts totaling $2.3 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $29.0 million and a negative fair value of $1.9 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 2.02% to 5.78%. The swaps mature between November 2019 and January 2039. As of December 31, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.3 billion, including $2.2 billion related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.0 million. The Company received 1-month and 3-month LIBOR and paid fixed rates ranging from 2.02% to 5.78%. These swaps resulted in net interest expense of nil and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.8 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively. Interest rate swaps related to the program had asset fair values of $29.0 million and $12.3 million as of March 31, 2019 and December 31, 2018, respectively, and liability fair values of $1.9 million and $11.2 million as of March 31, 2019 and December 31, 2018, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $1.8 million and $2.6 million was included in the unaudited interim consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 17. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the three months ended March 31, 2019 and 2018.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $1.6 million and $0.8 million at March 31, 2019 and December 31, 2018, respectively, for which we posted $1.5 million and $0.5 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2019 and December 31, 2018, we may have been required to settle the contracts in an amount equal to their fair value.

12. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a putative class action lawsuit was filed by a Bank customer alleging that FHB improperly charged an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time the transaction was authorized but not at the time the transaction was presented for payment, and that this practice constituted an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleged that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constituted a usurious interest charge and an unfair and deceptive trade practice. On October 2, 2018, the parties reached an agreement in principle to resolve this class action lawsuit. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the three months ended September 30, 2018. During the three months ended March 31, 2019, the Court entered an order preliminarily approving the settlement agreement, pursuant to which the Company funded a $4.1 million settlement account. The final approval hearing has been set for August 6, 2019.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $85.6 million and $92.3 million at March 31, 2019 and December 31, 2018, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.3 million as of both March 31, 2019 and December 31, 2018. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2019 have maturities ranging from April 2019 to July 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,468,976	$5,549,591
Standby letters of credit	186,321	204,324
Commercial letters of credit	9,602	7,535

Guarantees

The Company sells residential mortgage loans in the secondary market primarily to The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”) that may potentially require repurchase under certain conditions. This risk is managed through the Company’s underwriting practices. The Company services loans sold to investors and loans originated by other originators under agreements that may include repurchase remedies if certain servicing requirements are not met. This risk is managed through the Company’s quality assurance and monitoring procedures. Management does not anticipate any material losses as a result of these transactions.

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

Reorganization Transactions

On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate FHI’s IPO. In connection with the Reorganization Transactions, FHI distributed its interest in BWHI, including Bank of the West (“BOW”) to BNPP so that BWHI was held directly by BNPP. As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BWC, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended March 31, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$113,903	$27,980	$3,206	$145,089

Service charges on deposit accounts	7,541	3	516	8,060
Credit and debit card fees	—	19,707	1,727	21,434
Other service charges and fees	5,333	369	542	6,244
Trust and investment services income	8,618	—	—	8,618
Other	215	1,509	208	1,932
Not in scope of Topic 606(1)	2,469	(3,507)	1,822	784
Total noninterest income	24,176	18,081	4,815	47,072
Total revenue	$138,079	$46,061	$8,021	$192,161

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

For the three months ended March 31, 2019 and 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of March 31, 2019 and December 31, 2018, the Company had contract liabilities of $2.4 million and $2.6 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the three months ended March 31, 2019, the Company recognized revenues and contract liabilities decreased by approximately $0.2 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2019 and December 31, 2018, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2019 and December 31, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three months ended March 31, 2019 and 2018, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three months ended March 31, 2019 and 2018, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2019	2018
Numerator:
Net income	$69,924	$67,958

Denominator:
Basic: weighted-average shares outstanding	134,879,336	139,600,712
Add: weighted-average equity-based awards	319,009	131,388
Diluted: weighted-average shares outstanding	135,198,345	139,732,100

Basic earnings per share	$0.52	$0.49
Diluted earnings per share	$0.52	$0.49

15. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 45 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company’s branch premises leases typically require that the Company is responsible to pay for non-lease variable components, primarily maintenance expense, as well as costs that are not a component of a lease agreement such as real property taxes, property insurance and sales taxes. Maintenance expense is paid to maintain common areas and covers costs including landscaping, cleaning and general maintenance. Such variable costs are typically re-evaluated by the landlord on an annual basis and are charged to the Company based on the portion of the total building premises that is occupied by the Company.

The Company subleases certain premises and real estate to third parties. The sublease portfolio consists of operating leases for space connected with two of the Company’s branch properties.

The components of the Company’s net lease expense for the three months ended March 31, 2019 were as follows:

March 31,
(dollars in thousands)	2019
Operating lease expense	$2,316
Short-term lease expense	185
Variable lease expense	223
Finance lease expense:
Amortization of right-of-use assets	1
Interest on lease liabilities	—
Total finance lease expense	1
Less: Sublease income	(225)
Net lease expense	$2,500

Other information related to the Company’s lease liabilities as of and for the three months ended March 31, 2019 was as follows:

March 31,
(dollars in thousands)	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,757
Operating cash flows paid for finance leases	28
Financing cash flows paid for finance leases	—
Weighted Average Remaining Lease Term
Operating leases	15.2 years
Finance leases	3.2 years
Weighted Average Discount Rate
Operating leases	3.43%
Finance leases	6.78%

Operating lease right-of-use assets were $48.7 million and finance lease right-of-use assets were not material as of March 31, 2019. Operating lease right-of-use assets and finance lease right-of use assets were recorded as a component of other assets and premises and equipment, respectively, as of March 31, 2019. Operating lease liabilities were $48.9 million and finance lease liabilities were not material as of March 31, 2019. Operating lease liabilities and finance lease liabilities were recorded as a component of other liabilities and long-term borrowings, respectively, as of March 31, 2019. There were no right-of-use assets obtained in exchange for new lease obligations for the three months ended March 31, 2019.

The most significant assumption related to the Company’s application of ASC Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability as of January 1, 2019.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of March 31, 2019:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2019 (excluding the three months ended March 31, 2019)	$7,040
2020	8,691
2021	7,984
2022	5,125
2023	2,632
Thereafter	34,638
Total future minimum lease payments	$66,110
Less: Imputed interest	(17,172)
Total	$48,938

The following table presents future minimum rental payments under leases with terms in excess of one year as of December 31, 2018 presented in accordance with ASC Topic 840, “Leases”:

	Operating	Less	Net Operating
	Lease	Sublease	Lease
(dollars in thousands)	Payments	Income	Payments
Year ending December 31:
2019	$8,780	$903	$7,877
2020	8,668	903	7,765
2021	7,961	892	7,069
2022	5,101	—	5,101
2023	2,632	—	2,632
Thereafter	34,638	—	34,638
Total future minimum lease payments	$67,780	$2,698	$65,082

The Company has several operating leases with related parties associated with its branch premises. The lease payments to related parties were $0.2 million for the three months ended March 31, 2019. The future minimum rental payments due to related parties are $0.2 million (remainder of 2019), $0.3 million (2020), $0.3 million (2021), $0.2 million (2022), $0.2 million (2023), and $7.5 million thereafter.

The Company, as lessor, rents office space in its headquarters office building as well as office space located primarily in Hawaii to third party lessees. The cost and accumulated depreciation related to leased properties were $288.7 million and $135.4 million, respectively, as of March 31, 2019, and $289.2 million and $133.7 million, respectively, as of December 31, 2018. Terms of such leases, including renewal options, may be extended for up to ten years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Non-lease components, primarily consisting of costs incurred by the Company for maintenance and utilities, are recognized as income in the period in which the payments are due.

The Company recognized operating lease income related to lease payments of $1.5 million for the three months ended March 31, 2019. In addition, the Company recognized $1.1 million of lease income related to variable lease payments for the three months ended March 31, 2019.

Certain of the Company’s leases are with related parties for the use of space at the Company’s headquarters office building. The rental income paid by the related parties for the three months ended March 31, 2019 and the future minimum rental income from related parties as of March 31, 2019 was not material.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of March 31, 2019:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2019 (excluding the three months ended March 31, 2019)	$4,492
2020	5,747
2021	5,439
2022	3,719
2023	2,795
Thereafter	5,837
Total	$28,029

16. Benefit Plans

The Company sponsors an unfunded supplemental executive retirement plan (“SERP”) for certain key executives. On March 11, 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP. As a result of such amendment, effective July 1, 2019, there will be no new accruals of benefits, including service accruals. Existing benefits under the SERP, as of the effective date of the amendment described above, will otherwise continue in accordance with the terms of the SERP.

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2019 and 2018:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2019	2018	2019	2018
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$17	$174	$159	$212
Interest cost	Other noninterest expense	2,044	1,794	206	185
Expected return on plan assets	Other noninterest expense	(1,195)	(1,240)	—	—
Prior service credit	Other noninterest expense	—	—	(107)	(107)
Recognized net actuarial loss	Other noninterest expense	1,564	1,611	(76)	—
Total net periodic benefit cost		$2,430	$2,339	$182	$290

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of March 31, 2019 and December 31, 2018, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective

June 28, 2018. The Visa derivative of $1.8 million and $2.6 million was included in the unaudited interim consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements as of March 31, 2019
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Government agency debt securities	$—	$24,765	$—	$24,765
Government-sponsored enterprises debt securities	—	161,595	—	161,595
Government agency mortgage-backed securities(1)	—	371,035	—	371,035
Government-sponsored enterprises mortgage-backed securities(1)	—	127,896	—	127,896
Collateralized mortgage obligations:
Government agency	—	2,730,166	—	2,730,166
Government-sponsored enterprises	—	1,070,203	—	1,070,203
Total available-for-sale securities	—	4,485,660	—	4,485,660
Other assets(2)	—	29,037	—	29,037
Liabilities
Other liabilities(3)	—	(2,251)	(1,839)	(4,090)
Total	$—	$4,512,446	$(1,839)	$4,510,607

(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$389,470	$—	$389,470
Government-sponsored enterprises debt securities	—	241,594	—	241,594
Government agency mortgage-backed securities(1)	—	411,536	—	411,536
Government-sponsored enterprises mortgage-backed securities(1)	—	150,847	—	150,847
Collateralized mortgage obligations:
Government agency	—	2,682,449	—	2,682,449
Government-sponsored enterprises	—	602,592	—	602,592
Debt securities issued by states and political subdivisions	—	19,854	—	19,854
Total available-for-sale securities	—	4,498,342	—	4,498,342
Other assets(2)	—	12,336	—	12,336
Liabilities
Other liabilities(3)	—	(12,085)	(2,607)	(14,692)
Total	$—	$4,498,593	$(2,607)	$4,495,986

(1)	Backed by residential real estate.

(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three months ended March 31, 2019, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018 are summarized below.

	Visa Derivative
(dollars in thousands)	2019	2018
Three Months Ended March 31,
Balance as of January 1,	$(2,607)	$(5,439)
Total net gains (losses) included in other noninterest income	5	(84)
Settlements	763	678
Balance as of March 31,	$(1,839)	$(4,845)
Total net gains (losses) included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of March 31,	$5	$(84)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$617,867	$336,555	$281,312	$—	$617,867
Loans(1)	13,051,467	—	—	13,031,566	13,031,566

Financial liabilities:
Time deposits(2)	$2,911,290	$—	$2,883,440	$—	$2,883,440
Long-term borrowings(3)	600,000	—	603,665	—	603,665

	December 31, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,003,637	$396,836	$606,801	$—	$1,003,637
Loans held for sale	432	—	432	—	432
Loans(1)	12,928,422	—	—	12,664,170	12,664,170

Financial liabilities:
Time deposits(2)	$3,092,164	$—	$3,058,792	$—	$3,058,792
Long-term borrowings(3)	600,000	—	602,088	—	602,088

(1)	Excludes financing leases of $146.0 million at March 31, 2019 and $147.8 million at December 31, 2018.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $13.9 billion and $14.1 billion as of March 31, 2019 and December 31, 2018, respectively.
(3)	Excludes capital lease obligations of $28 thousand and $26 thousand at March 31, 2019 and December 31, 2018, respectively.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of March 31, 2019 and December 31, 2018, the Company had $5.7 billion and $5.8 billion of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $13.8 million and $14.2 million at March 31, 2019 and December 31, 2018, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2019
Impaired loans	$—	$—	$357
December 31, 2018
Impaired loans	$—	$—	$402

Total losses on impaired loans were $0.5 million for the three months ended March 31, 2018. No losses were recognized on impaired loans for the three months ended March 31, 2019.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2019 and

December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2019
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$357	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(1,839)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$402	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(2,607)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%

(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2019
Net interest income	$113,903	$27,980	$3,206	$145,089
Provision for loan and lease losses	(2,572)	(3,108)	—	(5,680)
Net interest income after provision for loan and lease losses	111,331	24,872	3,206	139,409

Noninterest income	24,176	18,081	4,815	47,072
Noninterest expense	(57,166)	(19,485)	(15,972)	(92,623)
Income (loss) before (provision) benefit for income taxes	78,341	23,468	(7,951)	93,858

(Provision) benefit for income taxes	(19,927)	(6,041)	2,034	(23,934)
Net income (loss)	$58,414	$17,427	$(5,917)	$69,924

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2018
Net interest income	$109,654	$27,879	$2,139	$139,672
Provision for loan and lease losses	(2,348)	(3,602)	—	(5,950)
Net interest income after provision for loan and lease losses	107,306	24,277	2,139	133,722

Noninterest income	22,732	20,000	5,968	48,700
Noninterest expense	(56,461)	(19,648)	(14,478)	(90,587)
Income (loss) before (provision) benefit for income taxes	73,577	24,629	(6,371)	91,835

(Provision) benefit for income taxes	(19,207)	(6,328)	1,658	(23,877)
Net income (loss)	$54,370	$18,301	$(4,713)	$67,958

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; changes in the method pursuant to which LIBOR and other benchmark rates are determined; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our inability to receive dividends from the Bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain the Bank’s reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; the potential for environmental liability; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third-party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Cut and Jobs Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions effected by BNPP; the one-time and incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Transition to an Independent Public Company

On July 1, 2016, FHI became a direct wholly owned subsidiary of BWC, a Delaware corporation and an indirect wholly owned subsidiary of BNPP. In connection with FHI’s initial public offering in August 2016, BNPP announced its intent to sell its interest in FHI, including FHI’s wholly owned subsidiary FHB, over time, subject to market conditions and other considerations. BNPP, through FHI’s IPO completed on August 9, 2016 and secondary offerings completed on February 17, 2017, May 10, 2018, August 1, 2018 and September 10, 2018 sold, in the aggregate (inclusive of sales pursuant to the underwriters’ exercise of overallotment options in connection with such secondary sales), 109,830,000 shares of FHI common stock to the public. Concurrently with two of the secondary offerings in 2018, FHI entered into share repurchase agreements with BWC, to repurchase, in the aggregate, 4,769,870 shares of FHI common stock.

On February 1, 2019, BWC completed the sale of its remaining 24,859,750 shares of FHI common stock in a public offering. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in that offering, any of the secondary offerings described above or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

Following the completion of the February 2019 offering, each of the remaining BNPP designees to the FHI board of directors, resigned from the board of directors. As a result, all directors designated by BNPP have resigned from the FHI board of directors.

Contractual Arrangements with BNPP and/or its Affiliates

The Company and/or Bank entered into contractual arrangements with BNPP and/or its affiliates to provide a framework for our ongoing relationship with BNPP, including a Stockholder Agreement, a Transitional Services Agreement, a Registration Rights Agreement, a License Agreement and an Insurance Agreement. Among other things, the Stockholder Agreement set forth certain agreements that governed the relationship between the Company and BNPP following the IPO until the “Non-Control Date”, which is defined in the Stockholder Agreement as the date on which BNPP ceases to control the Company for purposes of the Bank Holding Company Act of 1956 as provided for in a written determination from the Board of Governors of the Federal Reserve System or such earlier date as BNPP may designate in writing to the Company. On February 12, 2019, following the completion of BNPP’s divestiture of the Company’s common stock on February 1, 2019 and the resignation from the Company’s board of directors of all remaining directors nominated by BNPP, under the terms of the Stockholder Agreement, the non-control date under the Stockholder Agreement occurred. As a result, BNPP’s governance and consent rights under the Stockholder Agreement, and its substantive rights under the Registration Rights Agreement, have terminated. See “Our Relationship with BNPP and Certain Other Related Party Transactions” in our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 25, 2019 for further information.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of FHI and its wholly owned subsidiary, FHB. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Hawaii Economy

Hawaii’s economy continued to perform well during the three months ended March 31, 2019, led in large part by a strong tourism industry and real estate market. Visitor arrivals for the first two months in 2019 increased slightly by 0.5% compared to the same period in 2018, while total visitor spending for the first two months in 2019 decreased by 2.7% compared to the same period in 2018, according to the Hawaii Tourism Authority. The statewide seasonally-adjusted unemployment rate was 2.8% in March 2019 compared to 2.1% in March 2018, according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 3.8% in March 2019 compared to 4.1% in March 2018. With regards to housing, the volume of single-family home sales and condominium sales on Oahu decreased by 5.7% and 10.5%, respectively, for the three months ended March 31, 2019 compared to the same period in 2018 according to the Honolulu Board of Realtors. The median price of single-family home sales on Oahu was $780,000, or an increase of 2.0% for the three months ended March 31, 2019 as compared to the same period in 2018. However, the median price of condominium sales was $411,250, or a decrease of 3.2% for the three months ended March 31, 2019 as compared to the same period in 2018. As of March 31, 2019, months of inventory of single family homes and condominiums on Oahu remained low at approximately 3.4 and 3.6 months, respectively.

Hawaii’s economy continued to reflect positive growth during the three months ended March 31, 2019, but is significantly dependent on U.S. mainland economic conditions as well as key international economies, particularly Japan. We continue to monitor construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability, tourism in Hawaii, rising interest rates in the U.S., the agenda of the U.S. administration and its impact on existing banking regulations, changes in Japan’s economic conditions including the exchange rate of its currency, and the economic and regulatory conditions of the European Union, as such factors could impact our profitability in future reporting periods.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Income Statement Data:
Interest income	$172,561	$154,936
Interest expense	27,472	15,264
Net interest income	145,089	139,672
Provision for loan and lease losses	5,680	5,950
Net interest income after provision for loan and lease losses	139,409	133,722
Noninterest income	47,072	48,700
Noninterest expense	92,623	90,587
Income before provision for income taxes	93,858	91,835
Provision for income taxes	23,934	23,877
Net income	$69,924	$67,958
Basic earnings per share	$0.52	$0.49
Diluted earnings per share	$0.52	$0.49
Basic weighted-average outstanding shares	134,879,336	139,600,712
Diluted weighted-average outstanding shares	135,198,345	139,732,100
Dividends declared per share	$0.26	$0.24
Dividend payout ratio	50.00%	48.98%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$145,089	$139,672
Core noninterest income	49,685	48,700
Core noninterest expense	92,362	90,180
Core net income	72,052	68,259
Core basic earnings per share	0.53	0.49
Core diluted earnings per share	0.53	0.49
Other Financial Information / Performance Ratios(2):
Net interest margin	3.23%	3.13%
Core net interest margin (non-GAAP)(1),(3)	3.23%	3.13%
Efficiency ratio	48.20%	48.08%
Core efficiency ratio (non-GAAP)(1),(4)	47.42%	47.86%
Return on average total assets	1.38%	1.35%
Core return on average total assets (non-GAAP)(1),(5)	1.43%	1.36%
Return on average tangible assets (non-GAAP)(11)	1.45%	1.42%
Core return on average tangible assets (non-GAAP)(1),(6)	1.50%	1.43%
Return on average total stockholders' equity	11.16%	11.02%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	11.50%	11.07%
Return on average tangible stockholders' equity (non-GAAP)(11)	18.35%	18.32%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	18.91%	18.40%
Noninterest expense to average assets	1.83%	1.80%
Core noninterest expense to average assets (non-GAAP)(1),(9)	1.83%	1.79%

	March 31,	December 31,
	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$617,867	$1,003,637
Investment securities	4,485,660	4,498,342
Loans and leases	13,197,454	13,076,191
Allowance for loan and lease losses	141,546	141,718
Goodwill	995,492	995,492
Total assets	20,441,136	20,695,678
Total deposits	16,795,244	17,150,068
Long-term borrowings	600,028	600,026
Total liabilities	17,827,934	18,170,839
Total stockholders' equity	2,613,202	2,524,839
Book value per share	$19.36	$18.72
Tangible book value per share (non-GAAP)(11)	$11.98	$11.34

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.03%	0.05%
Allowance for loan and lease losses / total loans and leases	1.07%	1.08%
Net charge-offs / average total loans and leases(10)	0.18%	0.14%

	March 31,	December 31,
Capital Ratios:	2019	2018
Common Equity Tier 1 Capital Ratio	12.05%	11.97%
Tier 1 Capital Ratio	12.05%	11.97%
Total Capital Ratio	13.06%	12.99%
Tier 1 Leverage Ratio	8.71%	8.72%
Total stockholders' equity to total assets	12.78%	12.20%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	8.32%	7.76%

(1)

We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Net interest income	$145,089	$139,672
Core net interest income (non-GAAP)	$145,089	$139,672

Noninterest income	$47,072	$48,700
Loss on sale of securities	2,613	—
Core noninterest income (non-GAAP)	$49,685	$48,700

Noninterest expense	$92,623	$90,587
One-time items(a)	(261)	(407)
Core noninterest expense (non-GAAP)	$92,362	$90,180

Net income	$69,924	$67,958
Loss on sale of securities	2,613	—
One-time noninterest expense items(a)	261	407
Tax adjustments(b)	(746)	(106)
Total core adjustments	2,128	301
Core net income (non-GAAP)	$72,052	$68,259

Basic earnings per share	$0.52	$0.49
Diluted earnings per share	$0.52	$0.49
Efficiency ratio	48.20%	48.08%

Core basic earnings per share (non-GAAP)	$0.53	$0.49
Core diluted earnings per share (non-GAAP)	$0.53	$0.49
Core efficiency ratio (non-GAAP)	47.42%	47.86%

(a)	One-time items include nonrecurring offering and public company transition related costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three months ended March 31, 2019 and 2018.

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

(10)	Net charge-offs / average total loans and leases are annualized for the three months ended March 31, 2019.

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

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 3
	For the three months ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Income Statement Data:
Net income	$69,924	$67,958

Average total stockholders' equity	$2,540,600	$2,500,299
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,545,108	$1,504,807

Average total assets	$20,494,837	$20,407,718
Less: average goodwill	995,492	995,492
Average tangible assets	$19,499,345	$19,412,226

Return on average total stockholders' equity(a)	11.16%	11.02%
Return on average tangible stockholders' equity (non-GAAP)(a)	18.35%	18.32%

Return on average total assets(a)	1.38%	1.35%
Return on average tangible assets (non-GAAP)(a)	1.45%	1.42%

	As of	As of
	March 31,	December 31,
	2019	2018
Balance Sheet Data:
Total stockholders' equity	$2,613,202	$2,524,839
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,617,710	$1,529,347

Total assets	$20,441,136	$20,695,678
Less: goodwill	995,492	995,492
Tangible assets	$19,445,644	$19,700,186

Shares outstanding	135,012,015	134,874,302

Total stockholders' equity to total assets	12.78%	12.20%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.32%	7.76%

Book value per share	$19.36	$18.72
Tangible book value per share (non-GAAP)	$11.98	$11.34

(a)	Annualized for the three months ended March 31, 2019 and 2018.

Financial Highlights

Net income was $69.9 million for the three months ended March 31, 2019, an increase of $2.0 million or 3% as compared to the same period in 2018. Basic and diluted earnings per share were $0.52 per share for the three months ended March 31, 2019, an increase of $0.03 per share or 6% as compared to the same period in 2018. The increase was primarily due to a $5.4 million increase in net interest income, partially offset by a $2.0 million increase in noninterest expense and a $1.6 million decrease in noninterest income for the three months ended March 31, 2019.

Our return on average total assets was 1.38% for the three months ended March 31, 2019 and our return on average total stockholders’ equity was 11.16% for the three months ended March 31, 2019. Our return on average tangible assets was 1.45% for the three months ended March 31, 2019, an increase of three basis points from the same period in 2018, and our return on average tangible stockholders’ equity was 18.35% for the three months ended March 31, 2019, an increase of three basis points from the same period in 2018. We continued to prudently manage our expenses as our efficiency ratio was 48.20% for the three months ended March 31, 2019 compared to 48.08% for the same period in 2018. The increase in the efficiency ratio during the three months ended March 31, 2019 included the nonrecurring net loss on available-for-sale debt securities of $2.6 million.

Our results for the three months ended March 31, 2019 were highlighted by the following:

•

Net interest income was $145.1 million for the three months ended March 31, 2019, an increase of $5.4 million or 4% as compared to the same period in 2018. Our net interest margin was 3.23% for the three months ended March 31, 2019, an increase of ten basis points as compared to the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our loan categories, partially offset by higher deposit funding costs and lower average balances in our investment securities portfolio during the quarter ended March 31, 2019.

•

The provision for loan and lease losses (the “Provision”) was $5.7 million for the three months ended March 31, 2019, a decrease of $0.3 million or 5%, as compared to the same period in 2018. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

•

Noninterest income was $47.1 million for the three months ended March 31, 2019, a decrease of $1.6 million or 3% as compared to the same period in 2018. The decrease was primarily due to a $2.6 million net loss on available-for-sale debt securities and a $2.2 million decrease in other noninterest income, partially offset by a $1.8 million increase in bank-owned life insurance (“BOLI”) income and a $1.2 million increase in credit and debit card fees.

•

Noninterest expense was $92.6 million for the three months ended March 31, 2019, an increase of $2.0 million or 2% as compared to the same period in 2018. The increase in noninterest expense was primarily due to a $2.7 million increase in salaries and employee benefits expense, a $1.4 million increase in contracted services and professional fees, a $1.0 million increase in advertising and marketing expenses and a $1.0 million increase in card rewards program expense. This was partially offset by a $2.5 million decrease in regulatory assessment and fees and a $1.7 million decrease in other noninterest expense.

During the three months ended March 31, 2019, we continued to benefit from a strong Hawaii economy as reflected in the continued growth of our loan portfolio. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of capital.

•

Total loans and leases were $13.2 billion as of March 31, 2019, an increase of $121.3 million or 1% from December 31, 2018. We continued to experience strong growth in our commercial real estate and residential real estate portfolios. This was a reflection of a strong real estate market in Hawaii and the demand by both investors and owner occupants to acquire new real estate assets in a low interest rate environment.

•

The Allowance was $141.5 million as of March 31, 2019, a decrease of $0.2 million from December 31, 2018. The ratio of our Allowance to total loans and leases outstanding was 1.07% as of March 31, 2019, a decrease of one basis point compared to December 31, 2018. The overall level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

•

We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $4.5 billion as of March 31, 2019, a decrease of $12.7 million compared to December 31, 2018. This decrease was primarily due to the sale of U.S. Treasury securities.

•

Total deposits were $16.8 billion as of March 31, 2019, a decrease of $354.8 million or 2% as compared to December 31, 2018. The decrease in total deposits was primarily due to a $197.8 million decrease in non-public demand deposit balances and a $174.7 million decrease in public time deposit balances.

•

Total stockholders’ equity was $2.6 billion as of March 31, 2019, an increase of $88.4 million or 3% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the period of $69.9 million and a net change in the fair value of our investment securities of $51.5 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $35.1 million for the three months ended March 31, 2019.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2019 and 2018, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$507.3	$3.2	2.56%	$616.8	$2.3	1.53%
Available-for-Sale Investment Securities	4,417.8	24.5	2.22	5,160.3	29.0	2.28
Loans Held for Sale	0.3	—	2.79	0.1	—	2.99
Loans and Leases (1)
Commercial and industrial	3,166.4	33.2	4.25	3,104.4	27.7	3.62
Commercial real estate	3,005.2	35.4	4.77	2,799.9	26.5	3.83
Construction	636.7	7.5	4.77	621.2	5.7	3.74
Residential:
Residential mortgage	3,535.2	36.0	4.07	3,147.1	33.4	4.30
Home equity line	915.7	8.7	3.85	862.7	7.7	3.61
Consumer	1,667.3	22.5	5.48	1,599.6	21.3	5.41
Lease financing	147.2	1.1	2.99	161.8	1.2	3.10
Total Loans and Leases	13,073.7	144.4	4.46	12,296.7	123.5	4.07
Other Earning Assets	92.3	0.5	2.06	14.4	0.1	1.68
Total Earning Assets (2)	18,091.4	172.6	3.85	18,088.3	154.9	3.47
Cash and Due from Banks	360.3			318.9
Other Assets	2,043.1			2,000.5
Total Assets	$20,494.8			$20,407.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,815.8	$4.2	0.36%	$4,543.1	$1.7	0.15%
Money Market	3,181.3	7.7	0.98	2,710.9	1.7	0.26
Time	3,041.8	11.3	1.51	4,252.3	11.8	1.13
Total Interest-Bearing Deposits	11,038.9	23.2	0.85	11,506.3	15.2	0.54
Short-Term Borrowings	12.8	0.1	2.45	—	—	—
Long-Term Borrowings	600.0	4.2	2.84	—	—	—
Total Interest-Bearing Liabilities	11,651.7	27.5	0.96	11,506.3	15.2	0.54
Net Interest Income		$145.1			$139.7
Interest Rate Spread			2.89%			2.93%
Net Interest Margin			3.23%			3.13%
Noninterest-Bearing Demand Deposits	5,826.8			5,997.8
Other Liabilities	475.7			403.3
Stockholders' Equity	2,540.6			2,500.3
Total Liabilities and Stockholders' Equity	$20,494.8			$20,407.7

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended March 31, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended March 31, 2019
	Compared to March 31, 2018
(dollars in millions)	Volume	Rate	Total (1)

Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.5)	$1.4	$0.9
Available-for-Sale Investment Securities	(3.8)	(0.7)	(4.5)
Loans and Leases
Commercial and industrial	0.6	4.9	5.5
Commercial real estate	2.0	6.9	8.9
Construction	0.1	1.6	1.7
Residential:
Residential mortgage	4.4	(1.8)	2.6
Home equity line	0.5	0.5	1.0
Consumer	0.9	0.3	1.2
Lease financing	(0.1)	—	(0.1)
Total Loans and Leases	8.4	12.4	20.8
Other Earning Assets	0.4	—	0.4
Total Change in Interest Income	4.5	13.1	17.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	2.4	2.5
Money Market	0.3	5.6	5.9
Time	(3.9)	3.4	(0.5)
Total Interest-Bearing Deposits	(3.5)	11.4	7.9
Short-term Borrowings	0.1	—	0.1
Long-term Borrowings	4.2	—	4.2
Total Change in Interest Expense	0.8	11.4	12.2
Change in Net Interest Income	$3.7	$1.7	$5.4

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $145.1 million for the three months ended March 31, 2019, an increase of $5.4 million or 4% compared to the same period in 2018. Our net interest margin was 3.23% for the three months ended March 31, 2019, an increase of 10 basis points from the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our loan categories, partially offset by higher deposit funding costs and lower average balances in our investment securities portfolio during the quarter ended March 31, 2019.  For the three months ended March 31, 2019, the average balance of our loans and leases was $13.1 billion, an increase of $777.0 million or 6% compared to the same period in 2018. The higher average balance in loans and leases was primarily due to growth in our residential real estate and commercial real estate portfolios. Yields on our loans and leases were 4.46% for the three months ended March 31, 2019, an increase of 39 basis points as compared to the same period in 2018. We experienced an increase in our yields from total loans primarily due to increases in adjustable rate commercial loans, which are typically based on LIBOR.  Average balances of our investment securities portfolio were $4.4 billion for the three months ended March 31, 2019, a decrease of $742.5 million or 14% from the same period in 2018. The lower average balance of investment securities was primarily due to the sale of 48 securities in January 2019. Deposit funding costs were $23.2 million for the three months ended March 31, 2019, an increase of $8.0 million compared to the same period in 2018. Rates paid on our interest-bearing deposits were 85 basis points for the three months ended March 31, 2019, an increase of 31 basis points compared to the same period in 2018.  While we experienced higher rates paid on all interest-bearing deposit categories in the three months ended March 31, 2019, particularly high rates were paid on our money market deposits with an increase of 72 basis points compared to the same period in 2018.

Provision for Loan and Lease Losses

The Provision was $5.7 million for the three months ended March 31, 2019, which represented a decrease of $0.3 million compared to the same period in 2018. We recorded net charge-offs of loans and leases of $5.9 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively. This represented net charge-offs of 0.18% and 0.15% of average loans and leases, on an annualized basis, for the three months ended March 31, 2019 and 2018, respectively. The Allowance was $141.5 million as of March 31, 2019, a decrease of $0.2 million or less than 1.0% from December 31, 2018 and represented 1.07% of total outstanding loans and leases as of March 31, 2019. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 6 presents the major components of noninterest income for the three months ended March 31, 2019 and 2018:

Noninterest Income				Table 6
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Service charges on deposit accounts	$8,060	$7,955	$105	1%
Credit and debit card fees	16,655	15,497	1,158	7
Other service charges and fees	9,129	9,342	(213)	(2)
Trust and investment services income	8,618	8,231	387	5
Bank-owned life insurance	3,813	2,044	1,769	87
Investment securities losses, net	(2,613)	—	(2,613)	n.m
Other	3,410	5,631	(2,221)	(39)
Total noninterest income	$47,072	$48,700	$(1,628)	(3)%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended March 31, 2019 to the same period in 2018.

Total noninterest income was $47.1 million for the three months ended March 31, 2019, a decrease of $1.6 million or 3% as compared to the same period in 2018.

Service charges on deposit accounts were $8.1 million for the three months ended March 31, 2019, an increase of $0.1 million or 1% as compared to the same period in 2018.

Credit and debit card fees were $16.7 million for the three months ended March 31, 2019, an increase of $1.2 million or 7% as compared to the same period in 2018. The increase was due to a $0.6 million increase in merchant service revenues, a $0.5 million increase in interchange settlement fees and a $0.1 million decrease in network association dues.

Other service charges and fees were $9.1 million for the three months ended March 31, 2019, a decrease of $0.2 million or 2% as compared to the same period in 2018.

Trust and investment services income was $8.6 million for the three months ended March 31, 2019, an increase of $0.4 million or 5% as compared to the same period in 2018. This increase was primarily due to a $0.7 million increase in business cash management fees, partially offset by a $0.1 million decrease in irrevocable trust fees and a $0.1 million decrease in tax services.

BOLI income was $3.8 million for the three months ended March 31, 2019, an increase of $1.8 million or 87% as compared to the same period in 2018. This increase was due to a $1.4 million increase in BOLI earnings and a $0.4 million increase in death benefit proceeds from a life insurance policy.

Net losses on the sale of investment securities were $2.6 million for the three months ended March 31, 2019, a decrease of $2.6 million as compared to the same period in 2018. The net loss was due to the investment portfolio restructuring and sale of the 48 investment securities for which a non-credit related OTTI write-down was recorded in December 2018 as a result of our intent to sell as of December 31, 2018.

Other noninterest income was $3.4 million for the three months ended March 31, 2019, a decrease of $2.2 million or 39% as compared to the same period in 2018. This decrease was primarily due to a $2.4 million decrease in customer-related interest rate swap fees, partially offset by  a $0.2 million decrease in the amortization of mortgage servicing rights.

Noninterest Expense

Table 7 presents the major components of noninterest expense for the three months ended March 31, 2019 and 2018:

Noninterest Expense				Table 7
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$44,860	$42,160	$2,700	6%
Contracted services and professional fees	13,645	12,287	1,358	11
Occupancy	6,986	6,484	502	8
Equipment	4,284	4,588	(304)	(7)
Regulatory assessment and fees	1,447	3,973	(2,526)	(64)
Advertising and marketing	1,966	951	1,015	107
Card rewards program	6,732	5,718	1,014	18
Other	12,703	14,426	(1,723)	(12)
Total noninterest expense	$92,623	$90,587	$2,036	2%

Total noninterest expense was $92.6 million for the three months ended March 31, 2019,  an increase of $2.0 million or 2% as compared to the same period in 2018.

Salaries and employee benefits expense was $44.9 million for the three months ended March 31, 2019, an increase of $2.7 million or 6% as compared to the same period in 2018. This increase was primarily due to a $1.4 million increase in base salaries and related payroll taxes, a $0.9 million decrease in deferred loan origination costs, a $0.7 million increase in incentive compensation, and a $0.2 million increase in other compensation, primarily related to bonuses resulting from the initial public offering and related stock-based compensation. This was partially offset by a $0.7 million decrease in retirement plan expenses.

Contracted services and professional fees were $13.6 million for the three months ended March 31, 2019, an increase of $1.4 million or 11% as compared to the same period in 2018. This increase was due to a $1.3 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements.

Occupancy expense was $7.0 million for the three months ended March 31, 2019, an increase of $0.5 million or 8% as compared to the same period in 2018. This increase was primarily due to a $0.4 million increase in rent expense, a $0.1 million increase in utilities expense and a $0.1 million increase in building maintenance expense, partially offset by a $0.3 million decrease in ATM rent expense.

Regulatory assessment and fees were $1.4 million for the three months ended March 31, 2019, a decrease of $2.5 million or 64% as compared to the same period in 2018.  Starting in the third quarter of 2016, there was a change in the calculation of the FDIC insurance assessment and the adoption of an additional surcharge, which resulted in a higher insurance rate. This additional surcharge required by the FDIC ended during the third quarter of 2018. The decrease of the regulatory assessment and fees for the three months ended March 31, 2019 as compared to the same period in 2018 is due to the exclusion of the additional surcharge for the three months ended March 31, 2019 and a $0.8 million decrease in the FDIC insurance assessment rate.

Advertising and marketing expense was $2.0 million for the three months ended March 31, 2019, an increase of $1.0 million or 107% as compared to the same period in 2018. This increase was primarily due to a $0.7 million decrease in vendor reimbursements, a $0.2 million increase in advertising costs and a $0.1 million increase in annual and interim reports expense.

Card rewards program expense was $6.7 million for the three months ended March 31, 2019, an increase of $1.0 million or 18% as compared to the same period in 2018. This increase was primarily due to a $0.7 million increase in priority rewards card redemptions and a $0.3 million increase in credit card cash reward redemptions.

Other noninterest expense was $12.7 million for the three months ended March 31, 2019, a decrease of $1.7 million or 12% as compared to the same period in 2018. This decrease was primarily due to a $0.5 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.3 million decrease in charitable contributions,  a $0.2 million decrease in expenses related to clean-up and repairs from severe weather which affected the Hawaiian Islands in 2016, a $0.2 million decrease in supplies expense, a $0.2 million decrease in travel expenses and a $0.2 million decrease in other tax expense.

Provision for Income Taxes

The provision for income taxes was $23.9 million (an effective tax rate of 25.50%) for the three months ended March 31, 2019, compared with the provision for income taxes of $23.9 million (an effective tax rate of 26.00%) for the same period in 2018.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 8 summarizes net income from our business segments for the three months ended March 31, 2019 and 2018. Additional information about operating segment performance is presented in “Note 18. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income		Table 8
	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Retail Banking	$58,414	$54,370
Commercial Banking	17,427	18,301
Treasury and Other	(5,917)	(4,713)
Total	$69,924	$67,958

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

Net income for the Retail Banking segment was $58.4 million for the three months ended March 31, 2019, an increase of $4.0 million or 7% as compared to the same period in 2018. The increase in net income for the Retail Banking segment was primarily due to a $4.2 million increase in net interest income and a $1.4 million increase in noninterest income, partially offset by a $0.7 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher spreads on our deposit portfolio, partially offset by lower spreads on our loan portfolio. The increase in noninterest income was primarily due to increases in trust and investment services income, other service charges and fees and foreign exchange transaction gains.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $17.4 million for the three months ended March 31, 2019, a decrease of $0.9 million or 5% as compared to the same period in 2018. The decrease in net income for the Commercial Banking segment was primarily due to a $1.9 million decrease in noninterest income, partially offset by a $0.5 million decrease in the provision for loan and lease losses. The decrease in noninterest income was primarily due to lower swap fees, partially offset by higher credit and debit card fees.

Treasury and Other.  Our Treasury and Other segment includes our treasury business, which consists of corporate asset and liability management activities, including interest rate risk management. The assets and liabilities (and related interest income and expense) of our treasury business consist of interest bearing deposits, investment securities, federal funds sold and purchased, government deposits, short- and long-term borrowings and bank owned properties. Our primary sources of noninterest income are from bank owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer driven currency requests from merchants and island visitors and management of bank owned properties in Hawaii and Guam. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing and Corporate and Regulatory Administration) provide a wide range of support to our other income earning segments. Expenses incurred by these support units are charged to the applicable business segments through an internal cost allocation process.

Net loss for the Treasury and Other segment was $5.9 million for the three months ended March 31, 2019, an increase in loss of $1.2 million or 26% as compared to the same period in 2018. The increase in the net loss was primarily due to a $1.5 million increase in noninterest expense and a $1.2 million decrease in noninterest income, partially offset by a $1.1 million increase in net interest income. The increase in noninterest expense was primarily due to higher contracted data processing and advertising and marketing expenses, partially offset by a decrease in deposit insurance fees. The decrease in noninterest income was primarily due to losses on the sale of investment securities, partially offset by an increase in BOLI income. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and yields in our loan portfolio, partially offset by lower average balances and yields in our investment securities portfolio.

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

Liquidity is managed to ensure stable, reliable and cost effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements and off-balance sheet funding commitments. We consider and comply with various regulatory and internal guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability and off-balance sheet positions. The Company’s Asset Liability Management Committee (“ALCO”) monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

Immediate liquid resources are available in cash, which is primarily on deposit with the FRB. As of March 31, 2019 and December 31, 2018, cash and cash equivalents were $0.6 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $4.5 billion as of both March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of March 31, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 4.0 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines FHLB and the FRB. As of March 31, 2019, we have borrowing capacity of $1.4 billion from the FHLB and $669.6 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $15.1 billion and $15.3 billion as of March 31, 2019 and December 31, 2018, which represented 90% and 89%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Investment Securities

Table 9 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of March 31, 2019 and December 31, 2018:

Investment Securities		Table 9
	March 31,	December 31,
(dollars in thousands)	2019	2018
U.S. Treasury securities	$—	$389,470
Government agency debt securities	24,765	—
Government-sponsored enterprises debt securities	161,595	241,594
Government agency mortgage-backed securities	371,035	411,536
Government-sponsored enterprises mortgage-backed securities	127,896	150,847
Collateralized mortgage obligations:
Government agency	2,730,166	2,682,449
Government-sponsored enterprises	1,070,203	602,592
Debt securities issued by state and political subdivisions	—	19,854
Total available-for-sale securities	$4,485,660	$4,498,342

Table 10 presents the maturity distribution at amortized cost and weighted‑average yield to maturity of our available-for-sale investment securities portfolio as of March 31, 2019:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2019
Available-for-Sale Securities
Government agency debt securities(2)	$—	—%	$9.2	2.93%	$15.6	2.93%	$—	—%	$24.8	2.93%	$24.8
Government-sponsored enterprises debt securities	—	—	100.0	1.97	64.7	2.15	—	—	164.7	2.04	161.6
Mortgage-Backed Securities(2):
Government agency	—	—	168.2	2.87	209.8	2.51	—	—	378.0	2.67	371.0
Government-sponsored enterprises	—	—	131.9	2.30	—	—	—	—	131.9	2.30	127.9
Collateralized mortgage obligations(2):
Government agency	—	—	2,241.1	2.20	537.7	2.21	—	—	2,778.8	2.20	2,730.2
Government-sponsored enterprises	—	—	836.4	2.43	240.0	3.03	—	—	1,076.4	2.56	1,070.2
Total available-for-sale securities as of March 31, 2019	$—	—%	$3,486.8	2.28%	$1,067.8	2.46%	$—	—%	$4,554.6	2.32%	$4,485.7

(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for government agency debt securities, mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $4.5 billion as of March 31, 2019, a decrease of $12.7 million compared to December 31, 2018. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be OTTI.

As of March 31, 2019, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.8 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $498.9 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae, $161.6 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds) and $24.8 million in debt securities issued by government agencies (Small Business Administration).

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

Gross unrealized gains in our investment securities portfolio were $6.1 million and $0.1 million as of March 31, 2019 and December 31, 2018, respectively. Gross unrealized losses in our investment securities portfolio were $75.0 million and $142.2 million as of March 31, 2019 and December 31, 2018, respectively. Lower unrealized losses in our investment securities portfolio were primarily due to lower market interest rates as of March 31, 2019, relative to December 31, 2018, resulting in a higher valuation. The lower gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of March 31, 2019, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity. As of December 31, 2018, we intended to sell 48 investment securities with an aggregate book value of $898.2 million, primarily comprised of U.S. Treasury securities and longer duration collateralized mortgage obligations. As a result, we recorded a non-credit related OTTI write-down of $24.1 million for the year ended December 31, 2018. In January 2019, the sale of these securities were executed and the proceeds were used to invest in securities to improve portfolio return, reposition interest rate risk, maintain liquidity and to diversify asset allocation.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2019 and December 31, 2018, we held $34.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of March 31, 2019 and December 31, 2018:

Loans and Leases		Table 11
	March 31,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$3,203,770	$3,208,760
Commercial real estate	3,147,304	2,990,783
Construction	595,491	626,757
Residential:
Residential mortgage	3,543,964	3,527,101
Home equity line	907,829	912,517
Total residential	4,451,793	4,439,618
Consumer	1,653,109	1,662,504
Lease financing	145,987	147,769
Total loans and leases	$13,197,454	$13,076,191

Total loans and leases were $13.2 billion as of March 31, 2019, an increase of $121.3 million or 1% from December 31, 2018 with increases in commercial real estate and residential real estate loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.2 billion as of March 31, 2019, a decrease of $5.0 million or less than 1% from December 31, 2018. This decrease was primarily due to greater than expected prepayments.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.1 billion as of March 31, 2019, an increase of $156.5 million or 5% from December 31, 2018. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $595.5 million as of March 31, 2019, a decrease of $31.3 million or 5% from December 31, 2018.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.5 billion as of March 31, 2019, an increase of $12.2 million or less than 1% from December 31, 2018. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the relatively low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.7 billion as of March 31, 2019, a decrease of $9.4 million or 1% from December 31, 2018. Decrease in consumer loans was primarily due to lower credit card balances.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $146.0 million as of March 31, 2019, a decrease of $1.8 million or 1% from December 31, 2018.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 12 presents the recorded investment in our loan and lease portfolio as of March 31, 2019 by rate type:

Loans and Leases by Rate Type								Table 12
	March 31, 2019
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$253,208	$2,523,971	$—	$1,975	$2,779,154	$13,125	$411,491	$3,203,770
Commercial real estate	44,262	1,737,768	356	1,032,781	2,815,167	80,558	251,579	3,147,304
Construction	54,051	379,734	41	60,160	493,986	680	100,825	595,491
Residential:
Residential mortgage	24,896	200,642	131,185	50,349	407,072	365,038	2,771,854	3,543,964
Home equity line	325,245	—	62,367	—	387,612	520,128	89	907,829
Total residential	350,141	200,642	193,552	50,349	794,684	885,166	2,771,943	4,451,793
Consumer	317,338	24,064	1,821	142	343,365	13,397	1,296,347	1,653,109
Lease financing	—	—	—	—	—	—	145,987	145,987
Total loans and leases	$1,019,000	$4,866,179	$195,770	$1,145,407	$7,226,356	$992,926	$4,978,172	$13,197,454

% by rate type at March 31, 2019	8%	37%	1%	9%	55%	7%	38%	100%

Tables 13 and 14 present the geographic distribution of our loan and lease portfolio as of March 31, 2019 and December 31, 2018:

Geographic Distribution of Loan and Lease Portfolio					Table 13
	March 31, 2019
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,262,493	$1,749,077	$111,911	$80,289	$3,203,770
Commercial real estate	2,140,749	635,503	370,678	374	3,147,304
Construction	286,369	280,826	28,296	—	595,491
Residential:
Residential mortgage	3,421,951	2,856	119,157	—	3,543,964
Home equity line	877,524	—	30,305	—	907,829
Total residential	4,299,475	2,856	149,462	—	4,451,793
Consumer	1,236,585	22,474	391,888	2,162	1,653,109
Lease financing	45,658	93,100	7,229	—	145,987
Total Loans and Leases	$9,271,329	$2,783,836	$1,059,464	$82,825	$13,197,454
Percentage of Total Loans and Leases	70%	21%	8%	1%	100%

(1)

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,289,171	$1,707,713	$130,477	$81,399	$3,208,760
Commercial real estate	2,003,997	615,364	370,546	876	2,990,783
Construction	326,006	272,709	28,042	—	626,757
Residential:
Residential mortgage	3,405,867	2,890	118,344	—	3,527,101
Home equity line	882,805	—	29,712	—	912,517
Total residential	4,288,672	2,890	148,056	—	4,439,618
Consumer	1,239,563	23,038	397,783	2,120	1,662,504
Lease financing	46,409	93,954	7,406	—	147,769
Total Loans and Leases	$9,193,818	$2,715,668	$1,082,310	$84,395	$13,076,191
Percentage of Total Loans and Leases	70%	21%	8%	1%	100%

(1)

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, limited participation in the Shared National Credits Program and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes leveraged lease financing activities on the U.S. mainland, but this portfolio continues to run off and no new leveraged leases are being added to the portfolio. Our consumer lending activities are concentrated primarily in Hawaii and, to a smaller extent, in Guam and Saipan.

Table 15 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of March 31, 2019:

Maturities for Selected Loan Categories(1)				Table 15
	March 31, 2019
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,278,032	$1,577,218	$348,520	$3,203,770
Construction	252,084	200,991	142,416	595,491
Total Loans and Leases	$1,530,116	$1,778,209	$490,936	$3,799,261

Total of loans with:
Adjustable interest rates	$1,443,412	$1,475,841	$353,887	$3,273,140
Hybrid interest rates	1,670	3,823	8,312	13,805
Fixed interest rates	85,034	298,545	128,737	512,316
Total Loans and Leases	$1,530,116	$1,778,209	$490,936	$3,799,261

(1)	Based on contractual maturities.

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

The following tables and discussion address non-performing assets, loans and leases that are 90 days past due but are still accruing interest, impaired loans and loans modified in a TDR.

Non‑Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 16 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2019 and December 31, 2018:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	March 31,	December 31,
(dollars in thousands)	2019	2018
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$190	$274
Commercial real estate	—	1,658
Total Commercial Loans	190	1,932
Residential Loans:
Residential mortgage	4,090	4,611
Total Residential Loans	4,090	4,611
Total Non-Accrual Loans and Leases	4,280	6,543
Other Real Estate Owned	124	751
Total Non-Performing Assets	$4,404	$7,294

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$350	$141
Construction	89	—
Total Commercial Loans	439	141
Residential Loans:
Residential mortgage	—	32
Home equity line	2,448	2,842
Total Residential Loans	2,448	2,874
Consumer	3,538	3,373
Total Accruing Loans and Leases Past Due 90 Days or More	$6,425	$6,388

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	25,229	24,033
Total Loans and Leases	$13,197,454	$13,076,191

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.03%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.03%	0.06%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.08%	0.10%

Table 17 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2019:

Non-Performing Assets	Table 17
Three Months Ended March 31,
(dollars in thousands)	2019
Balance at beginning of period	$7,294
Additions	1,050
Reductions
Payments	(2,226)
Return to accrual status	(1,087)
Sales of other real estate owned	(627)
Total Reductions	(3,940)
Balance at End of Period	$4,404

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

Total NPAs were $4.4 million as of March 31, 2019, a decrease of $2.9 million or 40% from December 31, 2018. The ratio of our NPAs to total loans and leases and other real estate owned was 0.03% as of March 31, 2019, a decrease of three basis points from December 31, 2018. The decrease in total NPAs was primarily due to a $1.7 million decrease in commercial real estate non-accrual loans, a $0.5 million decrease in residential mortgage non-accrual loans and a $0.6 million decrease in other real estate owned.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2019, residential mortgage non-accrual loans were $4.1 million, a decrease of $0.5 million or 11% from December 31, 2018. As of March 31, 2019, our residential mortgage non-accrual loans were comprised of 28 loans with a weighted average current LTV ratio of 64%.

There were no commercial real estate non-accrual loans as of March 31, 2019, a decrease of $1.7 million or 100% from December 31, 2018. This decrease was attributable to payoffs of four commercial real estate non-accrual loans during the three months ended March 31, 2019.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. Other real estate owned was $0.1 million and $0.8 million as of March 31, 2019 and December 31, 2018, respectively, and was comprised of one residential real estate property as of March 31, 2019 and two residential real estate properties as of December 31, 2018.

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

Loans and leases past due 90 days or more and still accruing interest were $6.4 million as of March 31, 2019, an increase of nil or 1% as compared to December 31, 2018. Consumer loans and commercial and industrial loans that were past due 90 days or more and still accruing interest increased by $0.4 million during the three months ended March 31, 2019. This was offset by decreases of $0.4 million in home equity lines that were past due 90 days or more and still accruing interest during the three months ended March 31, 2019.

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

Impaired loans were $29.5 million and $30.6 million as of March 31, 2019 and December 31, 2018, respectively. These impaired loans had a related Allowance of $0.9 million and $0.5 million as of March 31, 2019 and December 31, 2018. The decrease in impaired loans during the three months ended March 31, 2019 was primarily due to a net decrease of four commercial real estate loans totaling $1.7 million, partially offset by a net increase of three commercial and industrial loans totaling $0.8 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of both March 31, 2019 and December 31, 2018, we recorded charge-offs of $0.7 million related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of March 31, 2019 had been accrued under the original terms, approximately $0.1 million in additional interest income would have been recorded during the three months ended March 31, 2019, respectively, compared to $0.2 million in additional interest income that would have been recorded for the same period in 2018, respectively. Actual interest income recorded on these loans was $0.5 million for both the three months ended March 31, 2019 and 2018.

Loans Modified in a Troubled Debt Restructuring

Table 18 presents information on loans whose terms have been modified in a TDR as of March 31, 2019 and December 31, 2018:

Loans Modified in a Troubled Debt Restructuring		Table 18
	March 31,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$9,883	$8,445
Commercial real estate	3,907	4,086
Total commercial	13,790	12,531
Residential mortgage	12,414	12,128
Total residential	12,414	12,128
Total	$26,204	$24,659

Loans modified in a TDR were $26.2 million as of March 31, 2019, an increase of $1.5 million or 6% from December 31, 2018. This increase was primarily due to the addition of four commercial and industrial loans of $0.9 million and one residential mortgage loan of $0.4 million. As of March 31, 2019, $25.2 million or 96% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2019 and December 31, 2018 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 19 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses		Table 19
	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance at Beginning of Period	$141,718	$137,253
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	—	(475)
Lease financing	(24)	—
Total Commercial Loans	(24)	(475)
Consumer	(8,598)	(6,625)
Total Loans and Leases Charged-Off	(8,622)	(7,100)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	37	64
Commercial real estate	31	122
Total Commercial Loans	68	186
Residential	250	182
Consumer	2,452	2,103
Total Recoveries on Loans and Leases Previously Charged-Off	2,770	2,471
Net Loans and Leases Charged-Off	(5,852)	(4,629)
Provision for Loan and Lease Losses	5,680	5,950
Balance at End of Period	$141,546	$138,574
Average Loans and Leases Outstanding	$13,073,708	$12,296,678
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.18%	0.15%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.07%	1.11%

(1)   Annualized for the three months ended March 31, 2019 and 2018.

Tables 20 and 21 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2019 and December 31, 2018:

Allocation of the Allowance by Loan and Lease Category	Table 20
	March 31,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$31,793	$34,501
Commercial real estate	21,197	19,725
Construction	5,381	5,813
Lease financing	411	432
Total commercial	58,782	60,471
Residential	44,911	44,906
Consumer	35,099	35,813
Unallocated	2,754	528
Total Allowance for Loan and Lease Losses	$141,546	$141,718

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 21
	March 31,		December 31,
	2019		2018
	Allocated	Loan	Allocated	Loan
	Allowance as	category as	Allowance as	category as
	% of loan or	% of total	% of loan or	% of total
	lease category	loans and leases	lease category	loans and leases
Commercial and industrial	0.99%	24.28%	1.08%	24.54%
Commercial real estate	0.67	23.85	0.66	22.87
Construction	0.90	4.51	0.93	4.79
Lease financing	0.28	1.11	0.29	1.13
Total commercial	0.83	53.75	0.87	53.33
Residential	1.01	33.72	1.01	33.96
Consumer	2.12	12.53	2.15	12.71
Total	1.07%	100.00%	1.08%	100.00%

As of March 31, 2019, the Allowance was $141.5 million or 1.07% of total loans and leases outstanding, compared with an Allowance of $141.7 million or 1.08% of total loans and leases outstanding as of December 31, 2018. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a strong Hawaii economy.

Net charge-offs of loans and leases were $5.9 million or 0.18% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2019 compared to $4.6 million or 0.15% of total average loans and leases, on an annualized basis, for three months ended March 31, 2018. Net recoveries in our commercial lending portfolio were nil for the three months ended March 31, 2019 compared to net charge-offs of $0.3 million for the three months ended March 31, 2018. Net recoveries in our residential lending portfolio were $0.3 million for the three months ended March 31, 2019 compared to $0.2 million net recoveries for the three months ended March 31, 2018. Net charge-offs in our consumer lending portfolio were $6.1 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

As of March 31, 2019, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2018. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both March 31, 2019 and December 31, 2018. Our goodwill originated from the acquisition of BWC by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three months ended March 31, 2019. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $462.4 million as of March 31, 2019, an increase of $16.0 million or 4% from December 31, 2018. This increase was primarily due to Accounting Standard Update No. 2016-02, Leases (Topic 842), which required the Company to record a right-of-use asset of $50.6 million as part of other assets. This was partially offset by a $36.1 million decrease in current tax receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 22 presents the composition of our deposits as of March 31, 2019 and December 31, 2018:

Deposits		Table 22
	March 31,	December 31,
(dollars in thousands)	2019	2018
Demand	$5,843,480	$6,007,941
Savings	4,884,418	4,853,285
Money Market	3,156,056	3,196,678
Time	2,911,290	3,092,164
Total Deposits(1)	$16,795,244	$17,150,068

(1)	Public deposits were $1.5 billion as of March 31, 2019, a decrease of $80.1 million or 5% as compared to December 31, 2018.

Total deposits were $16.8 billion as of March 31, 2019, a decrease of $354.8 million or 2% from December 31, 2018. The decrease in deposit balances stemmed from a $180.9 million or 6% decrease in time deposit balances, primarily from a $174.7 million decrease in public time deposits, and a $164.5 million or 3% decrease in demand deposit balances, primarily from a $197.8 million decrease in non-public demand deposit balances.

Long-term Borrowings

As of March 31, 2019 and December 31, 2018, the Company’s long-term borrowings included $600.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.80% and maturity dates ranging from 2020 to 2024. As of March 31, 2019, the available remaining borrowing capacity with the FHLB was $1.4 billion. The FHLB fixed rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2019 and December 31, 2018.

Pension and Postretirement Plan Obligations

We have a noncontributory qualified defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan (a non-qualified pension plan for eligible directors) and a postretirement benefit plan providing life insurance and healthcare benefits that we offer to our directors and employees, as applicable. The noncontributory qualified defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen to new participants. On March 11, 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP. As a result of such amendment, effective July 1, 2019, there will be no new accruals of benefits, including service accruals. To calculate annual pension costs, we use the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate.

Pension and postretirement benefit plan obligations, net of pension plan assets, were $119.8 million as of March 31, 2019, an increase of $0.6 million from December 31, 2018. This increase was primarily due to net periodic benefit costs for the three months ended March 31, 2019 of $2.6 million, partially offset by payments of $2.0 million.

See ‘‘Note 16. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of March 31, 2019, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $184.8 million to Japan. As of December 31, 2018, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $186.3 million to Japan. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both March 31, 2019 and December 31, 2018.

Capital

In July 2013, the federal bank regulators approved final rules implementing the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards, known as Basel III and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Capital Rules”). Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for the Bank on January 1, 2015. The Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The Capital Rules, among other things, (i) introduced a capital measure called CET1 capital, (ii) specified that Tier 1 capital consists of CET1 capital and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) defined CET1 capital narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments to capital as compared to prior regulations.

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

On that date, the deductions from CET1 capital were limited to 40% of the final phased-in deductions. Implementation of the deductions and other adjustments to CET1 capital began on January 1, 2015 and were phased-in with full implementation beginning on January 1, 2019. Implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased-in in increments of 0.625% per year until it reached 2.5% on January 1, 2019.

As of March 31, 2019, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 23 below. There have been no conditions or events since March 31, 2019 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 23
	March 31,	December 31,
(dollars in thousands)	2019	2018
Stockholders' Equity	$2,613,202	$2,524,839
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(78,754)	(132,195)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,696,464	$1,661,542
Add:
Allowable Reserve for Loan and Lease Losses and Unfunded Commitments	142,146	142,318
Total Capital	$1,838,610	$1,803,860
Risk-Weighted Assets	$14,078,578	$13,884,976

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.05%	11.97%
Tier 1 Capital Ratio	12.05%	11.97%
Total Capital Ratio	13.06%	12.99%
Tier 1 Leverage Ratio	8.71%	8.72%

Total stockholders’ equity was $2.6 billion as of March 31, 2019, an increase of $88.4 million or 3% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the period of $69.9 million and a net change in the fair value of our investment securities of $51.5 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $35.1 million for the three months ended March 31, 2019.

In April 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on June 7, 2019 to shareholders of record at the close of business on May 28, 2019.

Off‑Balance Sheet Arrangements and Guarantees

Off‑Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interest in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of March 31, 2019 and December 31, 2018, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.6 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2019, there was one repurchase of a residential mortgage loan of $0.4 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2019, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2019.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2019, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2018.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2019, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with commercial, real estate and consumer credit policies, risk ratings and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.

Management has identified three categories of loans that we use to develop our systematic methodology to determine the Allowance: commercial, residential real estate and consumer.

Commercial lending is further categorized into four distinct classes based on characteristics relating to the borrower, transaction and collateral. These classes are: commercial and industrial, commercial real estate, construction and lease financing. Commercial and industrial loans are primarily for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes by medium to larger Hawaii based corporations, as well as U.S. mainland and international companies. Commercial and industrial loans are typically secured by non-real estate assets whereby the collateral is trading assets, enterprise value or inventory. As with many of our customers, our commercial and industrial loan customers are heavily dependent on tourism, government expenditures and real estate values. Commercial real estate loans are secured by real estate, including but not limited to structures and facilities to support activities designated as retail, health care, general office space, warehouse and industrial space. Our Bank’s underwriting policy generally requires that net cash flows from the property be sufficient to service the debt while still maintaining an appropriate amount of reserves. Commercial real estate loans in Hawaii are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. Our construction lending portfolio consists primarily of land loans, single family and condominium development loans. Financing of construction loans is subject to a high degree of credit risk given the long delivery time frames for such projects. Construction lending activities are underwritten on a project financing basis whereby the cash flows or lease rents from the underlying real estate collateral or the sale of the finished inventory is the primary source of repayment. Market feasibility analysis is typically performed by assessing market comparables, market conditions and demand in the specific lending area and general community. We require presales of finished inventory prior to loan funding. However, because this analysis is typically performed on a forward looking basis, real estate construction projects typically present a higher risk profile in our lending activities. Lease financing activities include commercial single investor leases and leveraged leases used to purchase items ranging from computer equipment to transportation equipment. Underwriting of new leasing arrangements typically includes analyzing customer cash flows, evaluating secondary sources of repayment, such as the value of the leased asset, the guarantors’ net cash flows as well as other credit enhancements provided by the lessee.

Residential real estate is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $337,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of March 31, 2019 and December 31, 2018, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 24 presents, for the twelve months subsequent to March 31, 2019 and December 31, 2018, an estimate of the change in net interest income that would result from an immediate change in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2019 and December 31, 2018 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months		Table 24
	Static Forecast	Static Forecast
	As of March 31, 2019	As of December 31, 2018
Immediate Change in Interest Rates (basis points)
+200	10.6%	11.0%
+100	5.6	5.5
(100)	(6.9)	(6.2)

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

Under the static balance sheet forecast as of March 31, 2019, we are slightly less asset sensitive in the +200 bps scenario due to our lower cash position which would reset immediately to changes in interest rates. Also, larger sensitivities are generally experienced in the -100 bps scenario when interest rates fall because prepayment speeds are usually accelerated and reinvestments occur at lower interest rates.  Furthermore, lower market interest rates also drive higher premium amortization sensitivity.

We also have longer term interest rate risk exposures which may not be appropriately measured by net interest income simulation analysis. We use market value of equity (“MVE”) sensitivity analysis to study the impact of long term cash flows on earnings and capital. MVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our MVE. MVE analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base case measurement and its sensitivity to shifts in the yield curve allow management to measure longer term repricing option risk in the balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company operates in a highly regulated environment. From time to time, the Company is party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. For additional information, see the discussion related to contingencies in “Note 12. Commitments and Contingent Liabilities” in our unaudited interim consolidated financial statements under “Part I, Item 1. Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 5. OTHER INFORMATION

Information Required Pursuant to Section 13(r) of the Securities Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 amended Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) to add new subsection (r), which requires disclosure if, during the reporting period, the issuer or any of its affiliates has knowingly engaged in certain specified activities involving Iran or other persons targeted by the United States sanctions programs related to terrorism (Executive Order 13224) or the proliferation of weapons of mass destruction (Executive Order 13382). Disclosure is generally required even if the activities were conducted outside the United States by non-U.S. entities in compliance with applicable law. First Hawaiian, Inc. and the Bank (the “Company”) have not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act. However, during the reporting period (until the Non-Control Date), the Company was controlled by BNP Paribas under the Bank Holding Company Act of 1956, as amended, and was under common control with BNP Paribas’ affiliates (collectively “BNPP”). To help the Company comply with Section 13(r) of the Exchange Act, BNPP has requested relevant information from its affiliates globally, and it has provided the following information to the Company. Although BNPP fully exited its ownership stake in our common stock on February 1, 2019 and was no longer affiliated with us after February 2019, BNPP has provided the revelant information for the entire reporting period.

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

Legacy agreements: In the past, BNPP has issued and participates in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran. Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continues to have obligations under these arrangements and has made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR $1.0 million during the three months ended March 31, 2019, in connection with these projects, with a net profit of less than that amount, which were mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

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

Exhibit Index

Exhibit Number

10.1

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.2

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.3	First Hawaiian, Inc. Supplemental Executive Retirement Plan Part B (2019 Restatement)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2019		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)