Form 10-Q
period 2019-06-30
FIRST HAWAIIAN, INC.
filed 2019-07-29
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	FHB	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,289,212 shares of Common Stock, par value $0.01 per share, were outstanding as of July 18, 2019.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest income
Loans and lease financing	$146,883	$130,283	$291,289	$253,834
Available-for-sale securities	24,784	27,397	49,270	56,390
Other	2,151	1,339	5,820	3,731
Total interest income	173,818	159,019	346,379	313,955
Interest expense
Deposits	23,693	17,355	46,890	32,619
Short-term and long-term borrowings	4,512	261	8,787	261
Total interest expense	28,205	17,616	55,677	32,880
Net interest income	145,613	141,403	290,702	281,075
Provision for loan and lease losses	3,870	6,020	9,550	11,970
Net interest income after provision for loan and lease losses	141,743	135,383	281,152	269,105
Noninterest income
Service charges on deposit accounts	8,123	7,721	16,183	15,676
Credit and debit card fees	16,629	16,929	33,284	32,426
Other service charges and fees	9,403	9,633	18,532	18,975
Trust and investment services income	8,931	7,711	17,549	15,942
Bank-owned life insurance	3,390	2,395	7,203	4,439
Investment securities gains (losses), net	21	—	(2,592)	—
Other	2,276	5,408	5,686	11,039
Total noninterest income	48,773	49,797	95,845	98,497
Noninterest expense
Salaries and employee benefits	42,185	41,636	87,045	83,796
Contracted services and professional fees	14,303	13,005	27,948	25,292
Occupancy	7,286	6,908	14,272	13,392
Equipment	4,544	4,335	8,828	8,923
Regulatory assessment and fees	2,149	4,225	3,596	8,198
Advertising and marketing	1,980	1,115	3,946	2,066
Card rewards program	7,664	6,359	14,396	12,077
Other	13,179	14,282	25,882	28,708
Total noninterest expense	93,290	91,865	185,913	182,452
Income before provision for income taxes	97,226	93,315	191,084	185,150
Provision for income taxes	24,793	24,262	48,727	48,139
Net income	$72,433	$69,053	$142,357	$137,011
Basic earnings per share	$0.54	$0.50	$1.06	$0.99
Diluted earnings per share	$0.54	$0.50	$1.06	$0.99
Basic weighted-average outstanding shares	134,420,380	137,907,063	134,655,217	138,749,209
Diluted weighted-average outstanding shares	134,652,008	138,065,879	134,924,331	138,891,955

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$72,433	$69,053	$142,357	$137,011
Other comprehensive income (loss), net of tax:
Net change in pensions and other benefits	(594)	—	(594)	—
Net change in investment securities	47,364	(18,039)	100,805	(66,816)
Net change in cash flow derivative hedges	—	313	—	857
Other comprehensive income (loss)	46,770	(17,726)	100,211	(65,959)
Total comprehensive income	$119,203	$51,327	$242,568	$71,052

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2019	2018
Assets
Cash and due from banks	$423,802	$396,836
Interest-bearing deposits in other banks	259,713	606,801
Investment securities	4,395,476	4,498,342
Loans held for sale	215	432
Loans and leases	13,264,609	13,076,191
Less: allowance for loan and lease losses	138,535	141,718
Net loans and leases	13,126,074	12,934,473

Premises and equipment, net	313,200	304,996
Other real estate owned and repossessed personal property	—	751
Accrued interest receivable	49,205	48,920
Bank-owned life insurance	450,722	446,076
Goodwill	995,492	995,492
Mortgage servicing rights	14,573	16,155
Other assets	497,895	446,404
Total assets	$20,526,367	$20,695,678
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,028,921	$11,142,127
Noninterest-bearing	5,763,157	6,007,941
Total deposits	16,792,078	17,150,068
Short-term borrowings	200,000	—
Long-term borrowings	400,028	600,026
Retirement benefits payable	128,610	127,909
Other liabilities	346,210	292,836
Total liabilities	17,866,926	18,170,839

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,857,673 / 133,508,212 as of June 30, 2019; issued/outstanding: 139,656,674 / 134,874,302 as of December 31, 2018)	1,399	1,397
Additional paid-in capital	2,499,946	2,495,853
Retained earnings	363,748	291,919
Accumulated other comprehensive loss, net	(31,984)	(132,195)
Treasury stock (6,349,461 shares as of June 30, 2019 and 4,782,372 shares as of December 31, 2018)	(173,668)	(132,135)
Total stockholders' equity	2,659,441	2,524,839
Total liabilities and stockholders' equity	$20,526,367	$20,695,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of March 31, 2019	135,012,015	$1,399	$2,497,770	$326,451	$(78,754)	$(133,664)	$2,613,202
Net income	—	—	—	72,433	—	—	72,433
Cash dividends declared ($0.26 per share)	—	—	—	(34,916)	—	—	(34,916)
Equity-based awards	6,043	—	2,176	(220)	—	(4)	1,952
Common stock repurchased	(1,509,846)	—	—	—	—	(40,000)	(40,000)
Other comprehensive income, net of tax	—	—	—	—	46,770	—	46,770
Balance as of June 30, 2019	133,508,212	$1,399	$2,499,946	$363,748	$(31,984)	$(173,668)	$2,659,441

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2018	134,874,302	$1,397	$2,495,853	$291,919	$(132,195)	$(132,135)	$2,524,839
Net income	—	—	—	142,357	—	—	142,357
Cash dividends declared ($0.52 per share)	—	—	—	(69,984)	—	—	(69,984)
Equity-based awards	143,756	2	4,093	(544)	—	(1,533)	2,018
Common stock repurchased	(1,509,846)	—	—	—	—	(40,000)	(40,000)
Other comprehensive income, net of tax	—	—	—	—	100,211	—	100,211
Balance as of June 30, 2019	133,508,212	$1,399	$2,499,946	$363,748	$(31,984)	$(173,668)	$2,659,441

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	Three Months Ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of March 31, 2018	139,601,123	$1,396	$2,490,910	$193,522	$(164,684)	$(282)	$2,520,862
Net income	—	—	—	69,053	—	—	69,053
Cash dividends declared ($0.24 per share)	—	—	—	(32,792)	—	—	(32,792)
Equity-based awards	9,006	—	1,746	(168)	—	—	1,578
Common stock repurchased	(2,968,069)	—	—	—	—	(81,800)	(81,800)
Other comprehensive loss, net of tax	—	—	—	—	(17,726)	—	(17,726)
Balance as of June 30, 2018	136,642,060	$1,396	$2,492,656	$229,615	$(182,410)	$(82,082)	$2,459,175

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2017	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	137,011	—	—	137,011
Cash dividends declared ($0.48 per share)	—	—	—	(66,296)	—	—	(66,296)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	9,006	—	3,671	(345)	—	—	3,326
Common stock repurchased	(2,968,069)	—	—	—	—	(81,800)	(81,800)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(65,959)	—	(65,959)
Balance as of June 30, 2018	136,642,060	$1,396	$2,492,656	$229,615	$(182,410)	$(82,082)	$2,459,175

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$142,357	$137,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,550	11,970
Depreciation, amortization and accretion, net	32,959	27,557
Deferred income taxes	15,724	5,416
Stock-based compensation	3,551	3,326
Other gains	(8)	(1,088)
Originations of loans held for sale	(4,091)	(10,921)
Proceeds from sales of loans held for sale	4,343	8,944
Net gains on sales of loans held for sale	(35)	(66)
Net losses on investment securities	2,592	—
Change in assets and liabilities:
Net decrease in other assets	1,145	11,977
Net decrease in other liabilities	(63,844)	(14,080)
Net cash provided by operating activities	144,243	180,046
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	322,954	425,182
Proceeds from sales	905,605	—
Purchases	(999,491)	(130,252)
Other investments:
Proceeds from sales	4,854	7,918
Purchases	(12,693)	(28,153)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	21,111	(364,620)
Proceeds from sales of loans originated for investment	—	562
Purchases of loans	(222,816)	—
Proceeds from bank-owned life insurance	2,557	—
Purchases of premises, equipment and software	(16,269)	(9,752)
Purchases of mortgage servicing rights	—	(6,444)
Proceeds from sales of other real estate owned	759	332
Other	(1,429)	(1,325)
Net cash provided by (used in) investing activities	5,142	(106,552)
Cash flows from financing activities
Net decrease in deposits	(357,990)	(216,584)
Proceeds from long-term borrowings	—	200,000
Dividends paid	(69,984)	(66,296)
Stock tendered for payment of withholding taxes	(1,533)	—
Proceeds from employee stock purchase plan	—	342
Common stock repurchased	(40,000)	(81,800)
Net cash used in financing activities	(469,507)	(164,338)
Net decrease in cash and cash equivalents	(320,122)	(90,844)
Cash and cash equivalents at beginning of period	1,003,637	1,034,644
Cash and cash equivalents at end of period	$683,515	$943,800

Supplemental disclosures
Interest paid	$51,421	$32,764
Income taxes paid, net of income tax refunds	41,593	1,548
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	—	64
Operating lease right-of-use assets obtained in exchange for new lease obligations	680	—

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

Following a series of secondary offerings completed in 2017 and 2018, on February 1, 2019, BWC completed the sale of its remaining 24,859,750 shares of FHI common stock in a public offering. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in that offering, in any of the secondary offerings described above or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

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

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance provided that lessees would be required to recognize the following for all operating leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB. Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Company elected the package of practical expedients which among other things, required no reassessment of whether existing contracts were or contained leases as well as no reassessment of lease classification for existing leases and the practical expedient which permitted the Company to not separate nonlease components from lease components in determining the consideration in the lease agreement when the Company was a lessee or a lessor. The Company identified the primary lease agreements in scope of this new guidance as those relating to branch premises. As a result, the Company recognized a lease liability of $50.3 million and a related right-of-use asset of $50.6 million on its consolidated balance sheet on January 1, 2019. See “Note 16. Leases” for required disclosures related to this new guidance.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Prior to the adoption of ASU No. 2017-08, entities typically amortized the premium as an adjustment of yield over the contractual life of debt securities. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The Company adopted the provisions of ASU No. 2017-08 on January 1, 2019, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The objectives of the new guidance were to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Historically, the Company has participated in limited activities in fair value and cash flow hedging relationships. As a result, the adoption of ASU No. 2017-12 on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements. See “Note 12. Derivative Financial Instruments” for required disclosures related to this new guidance.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., other assets). The new guidance provided that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis was more representative of the pattern in which the entity expected to benefit from access to the hosted software. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The Company early adopted the provisions of ASU No. 2018-15 on January 1, 2019 due to the Company’s shift towards utilizing more hosting arrangements that are service contracts. For the six months ended June 30, 2019, the Company capitalized $3.5 million related to hosting arrangements that are service contracts.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This guidance expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on the SOFR. Due to concerns about the sustainability of the London Interbank Offered Rate (“LIBOR”), a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate in the U.S. The committee identified SOFR as the preferred alternative reference rate to LIBOR. The OIS rate based on SOFR was added as a U.S. benchmark interest rate to facilitate broader use in the marketplace and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. The Company adopted the provisions of ASU No. 2018-16 on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this guidance requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary-impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. In April 2019, the FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. As it relates to CECL, this guidance amends certain provisions contained in ASU No. 2016-13, particularly with regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying that extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity’s determination of expected credit losses. As permitted by ASU No. 2016-13, the Company expects to elect the practical expedient to use the fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date.  As permitted by ASU No. 2019-04, the Company expects to make accounting policy elections to not measure an allowance for credit losses on accrued interest receivable, write-off accrued interest receivable by reversing interest income and to present accrued interest receivable separately from the related financial asset on the balance sheet. The Company is also expected to apply a practical expedient to separately disclose the total amount of accrued interest as a single balance in certain disclosure requirements. The new guidance will require significant operational changes, particularly in data collection and analysis. The Company has formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. The Company has also engaged a software vendor and is in the final stages of implementing a CECL production platform. Management expects that the preliminary CECL model will be ready for detailed review and testing during the third quarter of 2019. Based on the results of the Company’s parallel runs, management expects to have an estimate of the impact that this new guidance will have on the Company’s consolidated financial statements in the fourth quarter of 2019. The Company expects that testing, control design and model validation will continue throughout the remainder of 2019.

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

2. Investment Securities

As of June 30, 2019 and December 31, 2018, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and debt securities – includes U.S. Treasury notes and debt securities issued by agencies and government-sponsored enterprises.

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

As of June 30, 2019 and December 31, 2018, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$29,477	$79	$—	$29,556	$389,470	$—	$—	$389,470
Government agency debt securities	24,583	130	—	24,713	—	—	—	—
Government-sponsored enterprises debt securities	164,719	1	(404)	164,316	248,372	—	(6,778)	241,594
Government agency mortgage-backed securities	363,295	2,043	(3,117)	362,221	426,710	—	(15,174)	411,536
Government-sponsored enterprises mortgage-backed securities	152,506	852	(1,675)	151,683	156,056	85	(5,294)	150,847
Collateralized mortgage obligations:
Government agency	2,619,502	9,107	(15,144)	2,613,465	2,779,620	—	(97,171)	2,682,449
Government-sponsored enterprises	1,045,515	8,549	(4,542)	1,049,522	620,337	—	(17,745)	602,592
Debt securities issued by states and political subdivisions	—	—	—	—	19,854	—	—	19,854
Total available-for-sale securities	$4,399,597	$20,761	$(24,882)	$4,395,476	$4,640,419	$85	$(142,162)	$4,498,342

Proceeds from calls and sales of investment securities were nil and $42.6 million, respectively, for the three months ended June 30, 2019 and nil and $905.6 million, respectively, for the six months ended June 30, 2019. Proceeds from both calls and sales of investment securities were nil for both the three and six months ended June 30, 2018. The Company recorded gross realized gains of $0.1 million and gross realized losses of $0.1 million for the three months ended June 30, 2019 and gross realized gains of $0.1 million and gross realized losses of $2.7 million for the six months ended June 30, 2019. The Company recorded no gross realized gains and no gross realized losses for the three and six months ended June 30, 2018. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the three months ended June 30, 2019. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was $0.7 million for the six months ended June 30, 2019. No provision for income taxes related to net realized gains on the sale of investment securities was recorded for the three and six months ended June 30, 2018. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $24.8 million and $27.3 million for the three months ended June 30, 2019 and 2018, respectively, and $49.3 million and $56.1 million for the six months ended June 30, 2019 and 2018, respectively. Interest income from non-taxable investment securities was nil and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and nil and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government-sponsored enterprises as of June 30, 2019, by contractual maturity, are shown below. Debt securities issued by government agencies, mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2019
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$29,477	$29,556
Due after one year through five years	99,992	99,701
Due after five years through ten years	64,727	64,615
Due after ten years	—	—
	194,196	193,872

Government agency debt securities	24,583	24,713
Government agency mortgage-backed securities	363,295	362,221
Government-sponsored enterprises mortgage-backed securities	152,506	151,683
Collateralized mortgage obligations:
Government agency	2,619,502	2,613,465
Government-sponsored enterprises	1,045,515	1,049,522
Total collateralized mortgage obligations	3,665,017	3,662,987
Total available-for-sale securities	$4,399,597	$4,395,476

At June 30, 2019, pledged securities totaled $2.1 billion, of which $1.9 billion was pledged to secure public deposits and $238.0 million was pledged to secure other financial transactions. At December 31, 2018, pledged securities totaled $2.0 billion, of which $1.7 billion was pledged to secure public deposits and $232.7 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of June 30, 2019 and December 31, 2018.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 108 and 154 individual securities in each category have been in a continuous loss position as of June 30, 2019 and December 31, 2018, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$—	$—	$(404)	$76,290	$(404)	$76,290
Government agency mortgage-backed securities	—	—	(3,117)	154,670	(3,117)	154,670
Government-sponsored enterprises mortgage-backed securities	—	—	(1,675)	120,791	(1,675)	120,791
Collateralized mortgage obligations:
Government agency	(181)	76,844	(14,963)	1,407,580	(15,144)	1,484,424
Government-sponsored enterprises	(143)	138,443	(4,399)	271,124	(4,542)	409,567
Total available-for-sale securities with unrealized losses	$(324)	$215,287	$(24,558)	$2,030,455	$(24,882)	$2,245,742

	Time in Continuous Loss as of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$—	$—	$(6,778)	$157,939	$(6,778)	$157,939
Government agency mortgage-backed securities	—	—	(15,174)	373,891	(15,174)	373,891
Government-sponsored enterprises mortgage-backed securities	(1)	172	(5,293)	125,869	(5,294)	126,041
Collateralized mortgage obligations:
Government agency	—	—	(97,171)	2,475,532	(97,171)	2,475,532
Government-sponsored enterprises	—	—	(17,745)	486,175	(17,745)	486,175
Total available-for-sale securities with unrealized losses	$(1)	$172	$(142,161)	$3,619,406	$(142,162)	$3,619,578

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At June 30, 2019, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of December 31, 2018, the Company had the intent to sell 48 securities with an aggregated amortized cost basis of $898.2 million. As a result, the Company recorded an OTTI write-down of $24.1 million in December 2018. The OTTI write-down represented the difference between the amortized cost basis and the fair value of the securities as of December 31, 2018. In January 2019, the Company completed its sale of the 48 securities and recorded an additional loss of $2.6 million.

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

The Company held approximately 120,000 Visa Class B restricted shares as of both June 30, 2019 and December 31, 2018. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of June 30, 2019 and December 31, 2018, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$3,177,844	$3,208,760
Commercial real estate	3,194,219	2,990,783
Construction	549,578	626,757
Residential:
Residential mortgage	3,618,433	3,527,101
Home equity line	908,452	912,517
Total residential	4,526,885	4,439,618
Consumer	1,650,713	1,662,504
Lease financing	165,370	147,769
Total loans and leases	$13,264,609	$13,076,191

Outstanding loan balances are reported net of net deferred loan costs of $38.6 million and $36.3 million at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, residential real estate loans totaling $2.8 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $939.0 million were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2018, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $957.0 million were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2.8 million and $4.6 million at June 30, 2019 and December 31, 2018, respectively.

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

At June 30, 2019 and December 31, 2018, remaining loan and lease commitments were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$2,559,014	$2,484,857
Commercial real estate	134,523	114,186
Construction	687,925	526,938
Residential:
Residential mortgage	329	121
Home equity line	863,097	913,636
Total residential	863,426	913,757
Consumer	1,546,200	1,509,853
Total loan and lease commitments	$5,791,088	$5,549,591

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended June 30, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$31,793	$21,197	$5,381	$411	$44,911	$35,099	$2,754	$141,546
Charge-offs	(2,000)	—	—	—	—	(7,505)	—	(9,505)
Recoveries	25	32	—	—	185	2,382	—	2,624
Increase (decrease) in Provision	1,870	975	(367)	35	(1,676)	3,662	(629)	3,870
Balance at end of period	$31,688	$22,204	$5,014	$446	$43,420	$33,638	$2,125	$138,535

	Six Months Ended June 30, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Charge-offs	(2,000)	—	—	(24)	—	(16,103)	—	(18,127)
Recoveries	62	63	—	—	435	4,834	—	5,394
Increase (decrease) in Provision	(875)	2,416	(799)	38	(1,921)	9,094	1,597	9,550
Balance at end of period	$31,688	$22,204	$5,014	$446	$43,420	$33,638	$2,125	$138,535

	Three Months Ended June 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,365	$19,254	$5,976	$585	$43,220	$30,998	$4,176	$138,574
Charge-offs	—	—	—	—	(34)	(6,290)	—	(6,324)
Recoveries	39	32	—	—	60	2,200	—	2,331
Increase (decrease) in Provision	835	1,221	1,630	(28)	679	4,601	(2,918)	6,020
Balance at end of period	$35,239	$20,507	$7,606	$557	$43,925	$31,509	$1,258	$140,601

	Six Months Ended June 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(475)	—	—	—	(34)	(12,915)	—	(13,424)
Recoveries	103	154	—	—	242	4,303	—	4,802
Increase (decrease) in Provision	1,605	2,309	789	(54)	865	8,872	(2,416)	11,970
Balance at end of period	$35,239	$20,507	$7,606	$557	$43,925	$31,509	$1,258	$140,601

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$108	$25	$—	$—	$367	$—	$—	$500
Collectively evaluated for impairment	31,580	22,179	5,014	446	43,053	33,638	2,125	138,035
Balance at end of period	$31,688	$22,204	$5,014	$446	$43,420	$33,638	$2,125	$138,535
Loans and leases:
Individually evaluated for impairment	$8,882	$3,726	$—	$—	$14,805	$—	$—	$27,413
Collectively evaluated for impairment	3,168,962	3,190,493	549,578	165,370	4,512,080	1,650,713	—	13,237,196
Balance at end of period	$3,177,844	$3,194,219	$549,578	$165,370	$4,526,885	$1,650,713	$—	$13,264,609

	December 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$108	$32	$—	$—	$396	$—	$—	$536
Collectively evaluated for impairment	34,393	19,693	5,813	432	44,510	35,813	528	141,182
Balance at end of period	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Loans and leases:
Individually evaluated for impairment	$8,719	$5,743	$—	$—	$16,114	$—	$—	$30,576
Collectively evaluated for impairment	3,200,041	2,985,040	626,757	147,769	4,423,504	1,662,504	—	13,045,615
Balance at end of period	$3,208,760	$2,990,783	$626,757	$147,769	$4,439,618	$1,662,504	$—	$13,076,191

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

The credit risk profiles by internally assigned grade for loans and leases as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,048,463	$3,021,877	$548,480	$164,245	$6,783,065
Special mention	90,410	127,097	171	984	218,662
Substandard	38,971	45,245	927	141	85,284
Total	$3,177,844	$3,194,219	$549,578	$165,370	$7,087,011

	December 31, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,069,546	$2,876,907	$625,607	$146,356	$6,718,416
Special mention	57,012	91,298	200	1,223	149,733
Substandard	82,010	22,578	950	190	105,728
Doubtful	192	—	—	—	192
Total	$3,208,760	$2,990,783	$626,757	$147,769	$6,974,069

There were no loans and leases graded as Loss as of June 30, 2019 and December 31, 2018.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,609,720	$903,257	$231,355	$1,060,248	$325,746	$6,130,326
Non-performing and delinquent	8,713	5,195	5,909	22,695	4,760	47,272
Total	$3,618,433	$908,452	$237,264	$1,082,943	$330,506	$6,177,598

	December 31, 2018
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,519,172	$903,284	$234,458	$1,044,393	$339,162	$6,040,469
Non-performing and delinquent	7,929	9,233	5,448	33,739	5,304	61,653
Total	$3,527,101	$912,517	$239,906	$1,078,132	$344,466	$6,102,122

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

The aging analyses of past due loans and leases as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,213	$2,247	$807	$4,267	$3,173,458	$3,177,725	$119	$3,177,844
Commercial real estate	124	195	—	319	3,193,900	3,194,219	—	3,194,219
Construction	—	—	—	—	549,578	549,578	—	549,578
Lease financing	—	—	—	—	165,370	165,370	—	165,370
Residential mortgage	3,223	1,719	—	4,942	3,609,720	3,614,662	3,771	3,618,433
Home equity line	3,116	444	1,635	5,195	903,257	908,452	—	908,452
Consumer	24,596	5,473	3,295	33,364	1,617,349	1,650,713	—	1,650,713
Total	$32,272	$10,078	$5,737	$48,087	$13,212,632	$13,260,719	$3,890	$13,264,609

	December 31, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,293	$—	$141	$1,434	$3,207,052	$3,208,486	$274	$3,208,760
Commercial real estate	—	—	—	—	2,989,125	2,989,125	1,658	2,990,783
Construction	91	—	—	91	626,666	626,757	—	626,757
Lease financing	47	—	—	47	147,722	147,769	—	147,769
Residential mortgage	2,274	1,012	32	3,318	3,519,172	3,522,490	4,611	3,527,101
Home equity line	5,616	775	2,842	9,233	903,284	912,517	—	912,517
Consumer	32,406	8,712	3,373	44,491	1,618,013	1,662,504	—	1,662,504
Total	$41,727	$10,499	$6,388	$58,614	$13,011,034	$13,069,648	$6,543	$13,076,191

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$5,278	$5,311	$—
Commercial real estate	3,016	3,016	—
Residential mortgage	7,675	7,834	—
Total	$15,969	$16,161	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$3,604	$3,604	$108
Commercial real estate	710	710	25
Residential mortgage	7,130	7,516	367
Total	$11,444	$11,830	$500
Total impaired loans:
Commercial and industrial	$8,882	$8,915	$108
Commercial real estate	3,726	3,726	25
Residential mortgage	14,805	15,350	367
Total	$27,413	$27,991	$500

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,449	$4,498	$—
Commercial real estate	5,016	5,016	—
Residential mortgage	9,112	9,426	—
Total	$18,577	$18,940	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$4,270	$4,270	$108
Commercial real estate	727	727	32
Residential mortgage	7,002	7,387	396
Total	$11,999	$12,384	$536
Total impaired loans:
Commercial and industrial	$8,719	$8,768	$108
Commercial real estate	5,743	5,743	32
Residential mortgage	16,114	16,813	396
Total	$30,576	$31,324	$536

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$3,833	$94	$4,038	$175
Commercial real estate	3,102	40	3,740	212
Residential mortgage	7,948	92	8,336	191
Total	$14,883	$226	$16,114	$578
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,645	$61	$5,187	$117
Commercial real estate	715	10	719	20
Residential mortgage	7,220	103	7,147	199
Total	$13,580	$174	$13,053	$336
Total impaired loans:
Commercial and industrial	$9,478	$155	$9,225	$292
Commercial real estate	3,817	50	4,459	232
Residential mortgage	15,168	195	15,483	390
Total	$28,463	$400	$29,167	$914

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$15,815	$171	$16,556	$337
Commercial real estate	9,144	72	9,345	127
Construction	2,120	—	1,413	—
Residential mortgage	9,475	110	9,199	240
Total	$36,554	$353	$36,513	$704
Impaired loans with a related allowance recorded:
Commercial and industrial	$749	$18	$548	$35
Commercial real estate	878	10	882	20
Residential mortgage	7,456	113	7,598	197
Total	$9,083	$141	$9,028	$252
Total impaired loans:
Commercial and industrial	$16,564	$189	$17,104	$372
Commercial real estate	10,022	82	10,227	147
Construction	2,120	—	1,413	—
Residential mortgage	16,931	223	16,797	437
Total	$45,637	$494	$45,541	$956

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

The following presents, by class, information related to loans modified in a TDR during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	4	$906	$41
Residential mortgage	—	—	—	1	351	14
Total	—	$—	$—	5	$1,257	$55
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Three Months Ended	Six Months Ended
June 30, 2018	June 30, 2018

	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$450	$13	1	$450	$13
Total	1	$450	$13	1	$450	$13
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.0 billion and $5.8 billion as of June 30, 2019 and December 31, 2018, respectively. Of the $6.0 billion at June 30, 2019, there were commitments of $1.4 million related to borrowers who had loan terms modified in a TDR. Of the $5.8 billion at December 31, 2018, there were commitments of $1.8 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019		June 30, 2018		June 30, 2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	4	$906	4	$906	—	$—	2	$409
Residential mortgage(3)	1	351	1	351	—	—	—	—
Total	5	$1,257	5	$1,257	—	$—	2	$409
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	For the three and six months ended June 30, 2019, the commercial and industrial loans that subsequently defaulted were temporarily modified to interest-only payments. For the six months ended June 30, 2018, the maturity dates for the commercial and industrial loans that subsequently defaulted were extended.
(3)	For the three and six months ended June 30, 2019, the maturity date for the residential mortgage loan that subsequently defaulted was extended.

Foreclosure Proceedings

There was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure as of both June 30, 2019 and December 31, 2018.

Foreclosed Property

As of June 30, 2019, there were no residential real estate properties held from foreclosed residential mortgages. Residential real estate properties held from one foreclosed residential mortgage loan and one foreclosed home equity line included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets were $0.8 million as of December 31, 2018.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.5 billion and $2.7 billion as of June 30, 2019 and December 31, 2018, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.6 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.8 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,254
One to two years	1,950
Two to three years	1,687
Three to four years	1,463
Four to five years	1,269

The details of the Company’s MSRs are presented below:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Gross carrying amount	$63,366	$63,342
Less: accumulated amortization	48,793	47,187
Net carrying value	$14,573	$16,155

The following table presents changes in amortized MSRs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$15,399	$18,659	$16,155	$13,196
Originations	16	21	24	28
Purchases	—	—	—	6,444
Amortization	(842)	(1,020)	(1,606)	(2,008)
Balance at end of period	$14,573	$17,660	$14,573	$17,660
Fair value of amortized MSRs at beginning of period	$26,383	$29,048	$27,662	$21,697
Fair value of amortized MSRs at end of period	$23,398	$28,344	$23,398	$28,344

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the six months ended June 30, 2019 and 2018.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019				December 31, 2018
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	9.57%	-	22.35%	10.01%	7.86%	-	19.26%	8.31%
Life in years (of the MSR)	2.16	-	6.85	6.44	3.43	-	7.68	7.19
Weighted-average coupon rate	3.96%	-	7.38%	4.02%	3.97%	-	6.70%	4.02%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.02%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of June 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Public deposits	$1,884,572	$1,749,726
Federal Home Loan Bank	2,790,454	2,497,030
Federal Reserve Bank	939,046	957,017
ACH transactions	150,292	150,903
Interest rate swaps	36,311	28,843
Total	$5,800,675	$5,383,519

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of June 30, 2019 and December 31, 2018. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of June 30, 2019 and December 31, 2018, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
U.S.:
Interest-bearing	$10,244,217	$10,393,449
Noninterest-bearing	5,116,416	5,368,729
Foreign:
Interest-bearing	784,704	748,678
Noninterest-bearing	646,741	639,212
Total deposits	$16,792,078	$17,150,068

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2019:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$213,616	$1,057,207	$1,270,823
Over three through six months	187,476	245,745	433,221
Over six through twelve months	420,212	426,115	846,327
One to two years	121,211	79,494	200,705
Two to three years	113,193	49,338	162,531
Three to four years	51,273	22,497	73,770
Four to five years	71,970	10,677	82,647
Thereafter	54	—	54
Total	$1,179,005	$1,891,073	$3,070,078

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.9 billion as of both June 30, 2019 and December 31, 2018. Overdrawn deposit accounts are classified as loans and totaled $2.9 million and $2.4 million as of June 30, 2019 and December 31, 2018, respectively.

8. Short-Term Borrowings

At June 30, 2019 and December 31, 2018, short-term borrowings were comprised of the following:

(dollars in thousands)	June 30, 2019	December 31, 2018
Short-term FHLB fixed-rate advance(1)	$200,000	$—
Total short-term borrowings	$200,000	$—
(1)	Interest is payable monthly.

As of June 30, 2019, the Company’s short-term borrowings consisted of a $200.0 million short-term FHLB fixed-rate advance with a 2.79% annual interest rate that matures in June 2020. The short-term FHLB fixed-rate advance requires monthly interest-only payments with the principal amount due on the maturity date. See “Note 6. Transfers of Financial Assets” for more information.

9. Long-Term Borrowings

Long-term borrowings consisted of the following as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Finance lease(1)	$28	$26
FHLB fixed-rate advances(1)	400,000	600,000
Total long-term borrowings	$400,028	$600,026
(1)	Interest is payable monthly.

As of June 30, 2019 and December 31, 2018, the Company’s long-term borrowings included $400.0 million and $600.0 million, respectively, in FHLB fixed-rate advances with a weighted average interest rate of 2.80% and maturity dates ranging from 2020 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of June 30, 2019 and December 31, 2018, the available remaining borrowing capacity with the FHLB was $1.6 billion and $1.3 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of June 30, 2019 and December 31, 2018. See “Note 6. Transfers of Financial Assets” for more information.

As of June 30, 2019 and December 31, 2018, the Company’s long-term borrowings included a finance lease obligation with a 6.78% annual interest rate that matures in 2022.

As of June 30, 2019, future contractual principal payments and maturities on long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2019	$9
2020	200,009
2021	10
2022	—
2023(1)	100,000
Thereafter(2)	100,000
Total	$400,028
(1)	FHLB fixed-rate advance callable on December 4, 2020 with an interest rate of 2.80%.
(2)	FHLB fixed-rate advance callable on January 15, 2021 with an interest rate of 2.65%.

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

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2019	$(107,779)	$29,025	$(78,754)
Three months ended June 30, 2019
Pension and other benefits:
Net actuarial losses arising during the period	(813)	219	(594)
Net change in pension and other benefits	(813)	219	(594)
Investment securities:
Unrealized net gains arising during the period	64,841	(17,462)	47,379
Reclassification of net gains to net income:
Investment securities gains, net	(21)	6	(15)
Net change in unrealized gains on investment securities	64,820	(17,456)	47,364
Other comprehensive income	64,007	(17,237)	46,770
Accumulated other comprehensive loss at June 30, 2019	$(43,772)	$11,788	$(31,984)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Six months ended June 30, 2019
Pension and other benefits:
Net actuarial losses arising during the period	(813)	219	(594)
Net change in pension and other benefits	(813)	219	(594)
Investment securities:
Unrealized net gains arising during the period	135,364	(36,453)	98,911
Reclassification of net losses to net income:
Investment securities losses, net	2,592	(698)	1,894
Net change in unrealized gains on investment securities	137,956	(37,151)	100,805
Other comprehensive income	137,143	(36,932)	100,211
Accumulated other comprehensive loss at June 30, 2019	$(43,772)	$11,788	$(31,984)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2018	$(225,385)	$60,701	$(164,684)
Three months ended June 30, 2018
Investment securities:
Unrealized net losses arising during the period	(24,688)	6,649	(18,039)
Net change in unrealized losses on investment securities	(24,688)	6,649	(18,039)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	425	(112)	313
Net change in unrealized gains on cash flow derivative hedges	425	(112)	313
Other comprehensive loss	(24,263)	6,537	(17,726)
Accumulated other comprehensive loss at June 30, 2018	$(249,648)	$67,238	$(182,410)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Six months ended June 30, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Investment securities:
Unrealized net losses arising during the period	(91,388)	24,572	(66,816)
Net change in unrealized losses on investment securities	(91,388)	24,572	(66,816)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,163	(306)	857
Net change in unrealized gains on cash flow derivative hedges	1,163	(306)	857
Other comprehensive loss	(90,225)	24,266	(65,959)
Accumulated other comprehensive loss at June 30, 2018	$(249,648)	$67,238	$(182,410)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

				Total
	Pensions			Accumulated
	and			Other
	Other	Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Loss
Three Months Ended June 30, 2019
Balance at beginning of period	$(28,379)	$(50,375)	$—	$(78,754)
Other comprehensive income	(594)	47,364	—	46,770
Balance at end of period	$(28,973)	$(3,011)	$—	$(31,984)

Six Months Ended June 30, 2019
Balance at beginning of period	$(28,379)	$(103,816)	$—	$(132,195)
Other comprehensive income	(594)	100,805	—	100,211
Balance at end of period	$(28,973)	$(3,011)	$—	$(31,984)

Three Months Ended June 30, 2018
Balance at beginning of period	$(31,339)	$(138,334)	$4,989	$(164,684)
Other comprehensive loss	—	(18,039)	313	(17,726)
Balance at end of period	$(31,339)	$(156,373)	$5,302	$(182,410)

Six Months Ended June 30, 2018
Balance at beginning of period	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive loss	—	(66,816)	857	(65,959)
Balance at end of period	$(31,339)	$(156,373)	$5,302	$(182,410)

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

The table below sets forth those ratios at June 30, 2019 and December 31, 2018:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2019:
Common equity tier 1 capital to risk-weighted assets	$1,695,933	11.84%	$1,685,158	11.76%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,695,933	11.84%	1,685,158	11.76%	6.00%	8.00%
Total capital to risk-weighted assets	1,835,068	12.81%	1,824,293	12.73%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,695,933	8.75%	1,685,158	8.70%	4.00%	5.00%

December 31, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,661,542	11.97%	$1,658,172	11.94%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,661,542	11.97%	1,658,172	11.94%	6.00%	8.00%
Total capital to risk-weighted assets	1,803,860	12.99%	1,800,490	12.97%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,661,542	8.72%	1,658,172	8.70%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A new capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of June 30, 2019, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2019, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$23,545	$—	$(776)	$41,317	$31	$(44)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,592,239	60,281	—	2,269,247	12,305	(12,007)
Funding swap	66,840	—	(1,179)	62,039	—	(2,607)
Foreign exchange contracts	1,629	1	(2)	1,191	—	(34)
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $3.1 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (“STM”), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 3, 2017. As of June 30, 2019 and December 31, 2018, the CME variation margin was $1.2 million and $0.5 million, respectively.

Effective January 16, 2018, the London Clearing House (“LCH”) also amended its rulebook to legally characterize variation margin payments, for derivative contracts that are referred to as STM, as settlements of the derivative’s mark-to-market exposure and not collateral. Consistent with the CME’s amended requirements discussed above, the Company has treated the LCH variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. The change was applied prospectively effective January 16, 2018. As of June 30, 2019 and December 31, 2018, the LCH variation margin was $59.1 million and $0.6 million, respectively.

As of June 30, 2019, the Company pledged $29.6 million in financial instruments and $6.8 million in cash as collateral for interest rate swaps. As of December 31, 2018, the Company pledged $26.2 million in financial instruments and $2.6 million in cash as collateral for interest rate swaps. As of June 30, 2019 and December 31, 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At June 30, 2019, the Company carried one interest rate swap with a notional amount of $23.5 million with a negative fair value of $0.8 million that was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023. At December 31, 2018, the Company carried interest rate swaps with notional amounts totaling $41.3 million with a positive fair value of nil and a negative fair value of nil that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2019 and 2018:

	Gains (losses) recognized in	Three Months Ended		Six Months Ended
	the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2019	2018	2019	2018
Gains (losses) on fair value hedging relationships recognized in Interest Income(1):
Recognized on interest rate swap	Loans and lease financing	$(424)	$—	$(766)	$—
Recognized on hedged item	Loans and lease financing	427	—	689	—

Gains (losses) on fair value hedging relationships recognized in Noninterest Income(2):
Recognized on interest rate swap	Other	$—	$408	$—	$958
Recognized on hedged item	Other	—	(325)	—	(1,088)
(1)	In connection with the adoption of ASU 2017-12, beginning January 1, 2019, gain (loss) amounts for the interest rate swap qualifying as fair value hedging and the hedged item are included in Loans and Lease Financing Interest Income.
(2)	Prior to January 1, 2019, gain (loss) amounts for the interest rate swaps qualifying as fair value hedging and the hedged items were included in Other Noninterest Income.

As of June 30, 2019 and December 31, 2018, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
Loans and leases	$24,710	$42,496	$971	$293

Cash Flow Hedges

During 2018, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The swaps matured in December 2018. As of June 30, 2019 and December 31, 2018, the Company held no cash flow hedges. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.4 million and $0.9 million during the three and six months ended June 30, 2018, respectively.

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

The interest rate swaps were designated and qualified as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge during the three and six months ended June 30, 2018.

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2018
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$425	$1,163

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2018.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Net gains (losses) recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2019	2018	2019	2018
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$227	$16	$631
Funding swap	Other noninterest income	(247)	4	(242)	(80)
Foreign exchange contracts	Other noninterest income	(1)	(30)	(1)	(92)

As of June 30, 2019, the Company carried multiple interest rate swaps with notional amounts totaling $2.6 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $60.3 million and a negative fair value of nil. The Company received 1-month LIBOR and paid fixed rates ranging from 2.02% to 8.73%. The swaps mature between November 2019 and January 2039. As of December 31, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.3 billion, including $2.2 billion related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.0 million. The Company received 1-month LIBOR and paid fixed rates ranging from 2.02% to 5.78%. These swaps resulted in net interest expense of nil and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and nil and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.1 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. Interest rate swaps related to the program had asset fair values of $60.3 million and $12.3 million as of June 30, 2019 and December 31, 2018, respectively, and liability fair values of nil and $11.2 million as of June 30, 2019 and December 31, 2018, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $1.2 million and $2.6 million was included in the unaudited interim consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 18. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the six months ended June 30, 2019 and 2018.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $3.8 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively, for which we posted $3.6 million and $0.5 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of June 30, 2019 and December 31, 2018, we may have been required to settle the contracts in an amount equal to their fair value.

13. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a putative class action lawsuit was filed by a Bank customer alleging that FHB improperly charged an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time the transaction was authorized but not at the time the transaction was presented for payment, and that this practice constituted an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleged that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constituted a usurious interest charge and an unfair and deceptive trade practice. On October 2, 2018, the parties reached an agreement in principle to resolve this class action lawsuit. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the three months ended September 30, 2018. During the six months ended June 30, 2019, the Court entered an order preliminarily approving the settlement agreement, pursuant to which the Company funded a $4.1 million settlement account. The final approval hearing has been set for August 6, 2019.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $92.0 million and $92.3 million at June 30, 2019 and December 31, 2018, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $17.3 million as of both June 30, 2019 and December 31, 2018. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2019 have maturities ranging from July 2019 to July 2021. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,791,088	$5,549,591
Standby letters of credit	185,872	204,324
Commercial letters of credit	6,994	7,535

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

Reorganization Transactions

On April 1, 2016, a series of reorganization transactions (the “Reorganization Transactions”) were undertaken to facilitate FHI’s IPO. In connection with the Reorganization Transactions, FHI distributed its interest in BancWest Holding Inc. (“BWHI”), including Bank of the West (“BOW”) to BNPP so that BWHI was held directly by BNPP. As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BWC, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended June 30, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$114,127	$28,581	$2,905	$145,613

Service charges on deposit accounts	7,437	3	683	8,123
Credit and debit card fees	—	14,481	1,687	16,168
Other service charges and fees	4,944	868	578	6,390
Trust and investment services income	8,931	—	—	8,931
Other	142	761	327	1,230
Not in scope of Topic 606(1)	2,228	2,305	3,398	7,931
Total noninterest income	23,682	18,418	6,673	48,773
Total revenue	$137,809	$46,999	$9,578	$194,386

	Six Months Ended June 30, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$228,030	$56,561	$6,111	$290,702

Service charges on deposit accounts	14,979	6	1,198	16,183
Credit and debit card fees	—	28,941	3,417	32,358
Other service charges and fees	10,277	1,237	1,120	12,634
Trust and investment services income	17,549	—	—	17,549
Other	357	2,270	535	3,162
Not in scope of Topic 606(1)	4,696	4,045	5,218	13,959
Total noninterest income	47,858	36,499	11,488	95,845
Total revenue	$275,888	$93,060	$17,599	$386,547
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Three Months Ended June 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$111,273	$28,802	$1,328	$141,403

Service charges on deposit accounts	7,135	3	583	7,721
Credit and debit card fees	—	20,186	1,810	21,996
Other service charges and fees	5,098	1,036	520	6,654
Trust and investment services income	7,711	—	—	7,711
Other	148	1,990	218	2,356
Not in scope of Topic 606(1)	2,066	(1,752)	3,045	3,359
Total noninterest income	22,158	21,463	6,176	49,797
Total revenue	$133,431	$50,265	$7,504	$191,200

	Six Months Ended June 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$220,927	$56,681	$3,467	$281,075

Service charges on deposit accounts	14,583	7	1,086	15,676
Credit and debit card fees	—	38,807	3,597	42,404
Other service charges and fees	9,843	1,934	1,153	12,930
Trust and investment services income	15,942	—	—	15,942
Other	296	3,797	669	4,762
Not in scope of Topic 606(1)	4,226	(3,082)	5,639	6,783
Total noninterest income	44,890	41,463	12,144	98,497
Total revenue	$265,817	$98,144	$15,611	$379,572
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three and six months ended June 30, 2019 and 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Trust and Investment Services Fees

Trust and investment services fees represent revenue earned by directing, holding and managing customers’ assets. Fees are generally computed based on a percentage of the previous period’s value of assets under management. The transaction price (i.e., percentage of assets under management) is established at the inception of each contract. Trust and investment services fees also include fees collected when the Company acts as agent or personal representative and executes security transactions, performs collection and disbursement of income, and completes investment management and other administrative tasks.

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, bank issuance of checks and insurance commissions. Such fees are recognized concurrent with the event or on a monthly basis.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of June 30, 2019 and December 31, 2018, the Company had contract liabilities of $2.2 million and $2.6 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the three and six months ended June 30, 2019, the Company’s recognized revenues and contract liabilities decreased by approximately $0.2 million and $0.4 million, respectively, due to the passage of time. For the three and six months ended June 30, 2018, the Company’s recognized revenues and contract liabilities decreased by approximately $0.2 million and $0.4 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2019 and December 31, 2018, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of June 30, 2019 and December 31, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

15. Earnings per Share

For the three and six months ended June 30, 2019 and 2018, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and six months ended June 30, 2019 and 2018, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$72,433	$69,053	$142,357	$137,011

Denominator:
Basic: weighted-average shares outstanding	134,420,380	137,907,063	134,655,217	138,749,209
Add: weighted-average equity-based awards	231,628	158,816	269,114	142,746
Diluted: weighted-average shares outstanding	134,652,008	138,065,879	134,924,331	138,891,955

Basic earnings per share	$0.54	$0.50	$1.06	$0.99
Diluted earnings per share	$0.54	$0.50	$1.06	$0.99

16. Leases

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

The Company subleases certain premises and real estate to third parties. The sublease portfolio consists of operating leases for space connected with three of the Company’s branch properties.

The components of the Company’s net lease expense for the three and six months ended June 30, 2019 were as follows:

(dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$2,340	$4,655
Short-term lease expense	77	275
Variable lease expense	329	1,046
Finance lease expense:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	—	1
Total finance lease expense	1	2
Less: Sublease income	(249)	(498)
Net lease expense	$2,498	$5,480

Other information related to the Company’s lease liabilities as of and for the six months ended June 30, 2019 was as follows:

(dollars in thousands)	Six Months Ended June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,426
Operating cash flows paid for finance leases	61
Financing cash flows paid for finance leases	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$680
Weighted Average Remaining Lease Term
Operating leases	15.2 years
Finance leases	3.0 years
Weighted Average Discount Rate
Operating leases	3.42%
Finance leases	6.78%

Operating lease right-of-use assets were $47.4 million and finance lease right-of-use assets were not material as of June 30, 2019. Operating lease right-of-use assets and finance lease right-of use assets were recorded as a component of other assets and premises and equipment, respectively, as of June 30, 2019. Operating lease liabilities were $48.3 million and finance lease liabilities were not material as of June 30, 2019. Operating lease liabilities and finance lease liabilities were recorded as a component of other liabilities and long-term borrowings, respectively, as of June 30, 2019.

The most significant assumption related to the Company’s application of ASC Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability as of January 1, 2019.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of June 30, 2019:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2019 (excluding the six months ended June 30, 2019)	$5,360
2020	8,667
2021	7,977
2022	5,346
2023	2,854
Thereafter	34,853
Total future minimum lease payments	65,057
Less: Imputed interest	(16,737)
Total	$48,320

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

The Company has several operating leases with related parties associated with its branch premises. The lease payments to related parties were $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. The future minimum rental payments due to related parties are $0.2 million (remainder of 2019), $0.3 million (2020), $0.3 million (2021), $0.2 million (2022), $0.2 million (2023), and $7.5 million thereafter.

The Company, as lessor, rents office space in its headquarters office building as well as office space located primarily in Hawaii to third party lessees. The cost and accumulated depreciation related to leased properties were $288.7 million and $137.4 million, respectively, as of June 30, 2019, and $289.2 million and $133.7 million, respectively, as of December 31, 2018. Terms of such leases, including renewal options, may be extended for up to nine years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Non-lease components, primarily consisting of costs incurred by the Company for maintenance and utilities, are recognized as income in the period in which the payments are due.

The Company recognized operating lease income related to lease payments of $1.5 million and $3.0 million for the three and six months ended June 30, 2019, respectively. In addition, the Company recognized $1.3 million and $2.6 million of lease income related to variable lease payments for the three and six months ended June 30, 2019, respectively.

Certain of the Company’s leases are with related parties for the use of space at the Company’s headquarters office building. The rental income paid by the related parties for the three and six months ended June 30, 2019 and the future minimum rental income from related parties as of June 30, 2019 was $0.1 million and $0.2 million, respectively.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of June 30, 2019:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2019 (excluding the six months ended June 30, 2019)	$2,926
2020	5,747
2021	5,438
2022	3,719
2023	2,795
Thereafter	5,049
Total	$25,674

17. Benefit Plans

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

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2019 and 2018:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2019	2018	2019	2018
Three Months Ended June 30,
Service cost	Salaries and employee benefits	$17	$174	$159	$213
Interest cost	Other noninterest expense	2,044	1,795	206	184
Expected return on plan assets	Other noninterest expense	(1,195)	(1,239)	—	—
Prior service credit	Other noninterest expense	—	—	(107)	(107)
Recognized net actuarial loss	Other noninterest expense	1,564	1,609	(76)	—
Total net periodic benefit cost		$2,430	$2,339	$182	$290

Six Months Ended June 30,
Service cost	Salaries and employee benefits	$34	$348	$318	$425
Interest cost	Other noninterest expense	4,088	3,589	412	369
Expected return on plan assets	Other noninterest expense	(2,390)	(2,479)	—	—
Prior service credit	Other noninterest expense	—	—	(214)	(214)
Recognized net actuarial loss	Other noninterest expense	3,128	3,220	(152)	—
Total net periodic benefit cost		$4,860	$4,678	$364	$580

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

Fair Value Hierarchy

ASC 820 establishes three levels of fair values based on the markets in which the assets or liabilities are traded and the reliability of the assumptions used to determine fair value. The levels are:

◾	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

◾	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
◾	Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability (“Company-level data”). Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of June 30, 2019 and December 31, 2018, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. The Visa derivative of $1.2 million and $2.6 million was included in the unaudited interim consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements as of June 30, 2019
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$29,556	$—	$29,556
Government agency debt securities	—	24,713	—	24,713
Government-sponsored enterprises debt securities	—	164,316	—	164,316
Government agency mortgage-backed securities(1)	—	362,221	—	362,221
Government-sponsored enterprises mortgage-backed securities(1)	—	151,683	—	151,683
Collateralized mortgage obligations:
Government agency	—	2,613,465	—	2,613,465
Government-sponsored enterprises	—	1,049,522	—	1,049,522
Total available-for-sale securities	—	4,395,476	—	4,395,476
Other assets(2)	—	60,282	—	60,282
Liabilities
Other liabilities(3)	—	(778)	(1,179)	(1,957)
Total	$—	$4,454,980	$(1,179)	$4,453,801
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$389,470	$—	$389,470
Government-sponsored enterprises debt securities	—	241,594	—	241,594
Government agency mortgage-backed securities(1)	—	411,536	—	411,536
Government-sponsored enterprises mortgage-backed securities(1)	—	150,847	—	150,847
Collateralized mortgage obligations:
Government agency	—	2,682,449	—	2,682,449
Government-sponsored enterprises	—	602,592	—	602,592
Debt securities issued by states and political subdivisions	—	19,854	—	19,854
Total available-for-sale securities	—	4,498,342	—	4,498,342
Other assets(2)	—	12,336	—	12,336
Liabilities
Other liabilities(3)	—	(12,085)	(2,607)	(14,692)
Total	$—	$4,498,593	$(2,607)	$4,495,986
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and six months ended June 30, 2019, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2019 and 2018 are summarized below.

	Visa Derivative
(dollars in thousands)	2019	2018
Three Months Ended June 30,
Balance as of April 1,	$(1,839)	$(4,845)
Total net (losses) gains included in other noninterest income	(247)	4
Settlements	907	727
Balance as of June 30,	$(1,179)	$(4,114)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$(247)	$4

Six Months Ended June 30,
Balance as of January 1,	$(2,607)	$(5,439)
Total net losses included in other noninterest income	(242)	(80)
Settlements	1,670	1,405
Balance as of June 30,	$(1,179)	$(4,114)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$(242)	$(80)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	June 30, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$683,515	$423,802	$259,713	$—	$683,515
Loans held for sale	215	—	215	—	215
Loans(1)	13,099,239	—	—	13,197,876	13,197,876

Financial liabilities:
Time deposits(2)	$3,070,078	$—	$3,056,128	$—	$3,056,128
Short-term borrowings	200,000	—	201,035	—	201,035
Long-term borrowings(3)	400,000	—	408,898	—	408,898

	December 31, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,003,637	$396,836	$606,801	$—	$1,003,637
Loans held for sale	432	—	432	—	432
Loans(1)	12,928,422	—	—	12,664,170	12,664,170

Financial liabilities:
Time deposits(2)	$3,092,164	$—	$3,058,792	$—	$3,058,792
Long-term borrowings(3)	600,000	—	602,088	—	602,088
(1)	Excludes financing leases of $165.4 million at June 30, 2019 and $147.8 million at December 31, 2018.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $13.7 billion and $14.1 billion as of June 30, 2019 and December 31, 2018, respectively.
(3)	Excludes capital lease obligations of $28 thousand and $26 thousand at June 30, 2019 and December 31, 2018, respectively.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of June 30, 2019 and December 31, 2018, the Company had $6.0 billion and $5.8 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $14.3 million and $14.2 million at June 30, 2019 and December 31, 2018, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2019
Impaired loans	$—	$—	$357
December 31, 2018
Impaired loans	$—	$—	$402

Total losses on impaired loans were $0.5 million for the six months ended June 30, 2018. No losses were recognized on impaired loans for the three and six months ended June 30, 2019 and for the three months ended June 30, 2018.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2019
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$357	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(1,179)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$402	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(2,607)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%
(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 59 banking locations throughout the State of Hawaii, Guam, and Saipan.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2019
Net interest income	$114,127	$28,581	$2,905	$145,613
Provision for loan and lease losses	(1,752)	(2,118)	—	(3,870)
Net interest income after provision for loan and lease losses	112,375	26,463	2,905	141,743

Noninterest income	23,682	18,418	6,673	48,773
Noninterest expense	(59,492)	(19,741)	(14,057)	(93,290)
Income (loss) before (provision) benefit for income taxes	76,565	25,140	(4,479)	97,226

(Provision) benefit for income taxes	(19,470)	(6,456)	1,133	(24,793)
Net income (loss)	$57,095	$18,684	$(3,346)	$72,433

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2019
Net interest income	$228,030	$56,561	$6,111	$290,702
Provision for loan and lease losses	(4,324)	(5,226)	—	(9,550)
Net interest income after provision for loan and lease losses	223,706	51,335	6,111	281,152

Noninterest income	47,858	36,499	11,488	95,845
Noninterest expense	(116,658)	(39,226)	(30,029)	(185,913)
Income (loss) before (provision) benefit for income taxes	154,906	48,608	(12,430)	191,084

(Provision) benefit for income taxes	(39,397)	(12,497)	3,167	(48,727)
Net income (loss)	$115,509	$36,111	$(9,263)	$142,357

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2018
Net interest income	$111,273	$28,802	$1,328	$141,403
Provision for loan and lease losses	(2,376)	(3,644)	—	(6,020)
Net interest income after provision for loan and lease losses	108,897	25,158	1,328	135,383

Noninterest income	22,158	21,463	6,176	49,797
Noninterest expense	(55,584)	(21,196)	(15,085)	(91,865)
Income (loss) before (provision) benefit for income taxes	75,471	25,425	(7,581)	93,315

(Provision) benefit for income taxes	(19,634)	(6,566)	1,938	(24,262)
Net income (loss)	$55,837	$18,859	$(5,643)	$69,053

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2018
Net interest income	$220,927	$56,681	$3,467	$281,075
Provision for loan and lease losses	(4,724)	(7,246)	—	(11,970)
Net interest income after provision for loan and lease losses	216,203	49,435	3,467	269,105

Noninterest income	44,890	41,463	12,144	98,497
Noninterest expense	(112,045)	(40,844)	(29,563)	(182,452)
Income (loss) before (provision) benefit for income taxes	149,048	50,054	(13,952)	185,150

(Provision) benefit for income taxes	(38,841)	(12,894)	3,596	(48,139)
Net income (loss)	$110,207	$37,160	$(10,356)	$137,011

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; changes in the method pursuant to which LIBOR and other benchmark rates are determined or relating to the discontinuance of such rates; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our inability to receive dividends from the Bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain the Bank’s reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; the potential for environmental liability; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third-party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions effected by BNPP; the incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

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

Following a series of secondary offerings completed in 2017 and 2018, on February 1, 2019, BWC completed the sale of its remaining 24,859,750 shares of FHI common stock in a public offering. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in that offering, any of the secondary offerings described above or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

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

Hawaii Economy

Hawaii’s economy continued to reflect growth during the three and six months ended June 30, 2019, led in large part by a steady tourism industry, real estate market, and growth in tax revenues. Visitor arrivals for the first five months in 2019 increased by 3.8% compared to the same period in 2018, while total visitor spending for the first five months in 2019 decreased by 3.1% compared to the same period in 2018, according to the Hawaii Tourism Authority. The statewide seasonally-adjusted unemployment rate was 2.8% in June 2019 compared to 2.4% in June 2018, according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 3.7% in June 2019 compared to 4.0% in June 2018. With regards to housing, the volume of single-family home sales and condominium sales on Oahu decreased by 3.7% and 8.8%, respectively, for the six months ended June 30, 2019 compared to the same period in 2018 according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $775,000 and $419,000, respectively, or a decrease of 0.5% and 1.4%, respectively, for the six months ended June 30, 2019 as compared to the same period in 2018. As of June 30, 2019, months of inventory of single family homes and condominiums on Oahu remained low at approximately 3.6 and 3.9 months, respectively. Lastly, state general excise and use tax revenues increased by 8.3% for the first five months of 2019 as compared to the same period in 2018, according to the Hawaii Department of Taxation.

Although Hawaii’s economy continued to reflect growth during the three and six months ended June 30, 2019, we are significantly dependent on U.S. mainland economic conditions as well as key international economies, and in particular, Japan. In addition, we continue to monitor tourism and construction activity in Hawaii and the local economy’s ability to absorb further planned expansion, given deteriorating home affordability. Nationally and globally, we are monitoring the potential for a lower federal funds rate in the U.S., the uncertainties related to trade tensions and the strength of the global economy as well as the agenda of the U.S. administration and its impact on existing banking regulations. These factors could impact our profitability in future reporting periods.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Income Statement Data:
Interest income	$173,818	$159,019	$346,379	$313,955
Interest expense	28,205	17,616	55,677	32,880
Net interest income	145,613	141,403	290,702	281,075
Provision for loan and lease losses	3,870	6,020	9,550	11,970
Net interest income after provision for loan and lease losses	141,743	135,383	281,152	269,105
Noninterest income	48,773	49,797	95,845	98,497
Noninterest expense	93,290	91,865	185,913	182,452
Income before provision for income taxes	97,226	93,315	191,084	185,150
Provision for income taxes	24,793	24,262	48,727	48,139
Net income	$72,433	$69,053	$142,357	$137,011
Basic earnings per share	$0.54	$0.50	$1.06	$0.99
Diluted earnings per share	$0.54	$0.50	$1.06	$0.99
Basic weighted-average outstanding shares	134,420,380	137,907,063	134,655,217	138,749,209
Diluted weighted-average outstanding shares	134,652,008	138,065,879	134,924,331	138,891,955
Dividends declared per share	$0.26	$0.24	$0.52	$0.48
Dividend payout ratio	48.15%	48.00%	49.06%	48.48%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$145,613	$141,403	$290,702	$281,075
Core noninterest income	48,752	49,797	98,437	98,497
Core noninterest expense	93,029	90,951	185,391	181,131
Core net income	72,612	69,720	144,664	137,979
Core basic earnings per share	0.54	0.51	1.07	0.99
Core diluted earnings per share	0.54	0.50	1.07	0.99
Other Financial Information / Performance Ratios(2):
Net interest margin	3.25%	3.18%	3.24%	3.16%
Core net interest margin (non-GAAP)(1),(3)	3.25%	3.18%	3.24%	3.16%
Efficiency ratio	47.99%	48.04%	48.09%	48.06%
Core efficiency ratio (non-GAAP)(1),(4)	47.86%	47.56%	47.64%	47.71%
Return on average total assets	1.42%	1.38%	1.40%	1.36%
Core return on average total assets (non-GAAP)(1),(5)	1.43%	1.39%	1.43%	1.37%
Return on average tangible assets (non-GAAP)(11)	1.50%	1.45%	1.48%	1.43%
Core return on average tangible assets (non-GAAP)(1),(6)	1.50%	1.46%	1.50%	1.44%
Return on average total stockholders' equity	11.13%	11.23%	11.15%	11.13%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	11.16%	11.34%	11.33%	11.20%
Return on average tangible stockholders' equity (non-GAAP)(11)	17.99%	18.83%	18.17%	18.57%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	18.03%	19.01%	18.46%	18.70%
Noninterest expense to average assets	1.84%	1.83%	1.83%	1.82%
Core noninterest expense to average assets (non-GAAP)(1),(9)	1.83%	1.81%	1.83%	1.80%

	June 30,	December 31,
	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$683,515	$1,003,637
Investment securities	4,395,476	4,498,342
Loans and leases	13,264,609	13,076,191
Allowance for loan and lease losses	138,535	141,718
Goodwill	995,492	995,492
Total assets	20,526,367	20,695,678
Total deposits	16,792,078	17,150,068
Short-term borrowings	200,000	—
Long-term borrowings	400,028	600,026
Total liabilities	17,866,926	18,170,839
Total stockholders' equity	2,659,441	2,524,839
Book value per share	$19.92	$18.72
Tangible book value per share (non-GAAP)(11)	$12.46	$11.34

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.03%	0.05%
Allowance for loan and lease losses / total loans and leases	1.04%	1.08%
Net charge-offs / average total loans and leases(10)	0.20%	0.14%

	June 30,	December 31,
Capital Ratios:	2019	2018
Common Equity Tier 1 Capital Ratio	11.84%	11.97%
Tier 1 Capital Ratio	11.84%	11.97%
Total Capital Ratio	12.81%	12.99%
Tier 1 Leverage Ratio	8.75%	8.72%
Total stockholders' equity to total assets	12.96%	12.20%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	8.52%	7.76%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net interest income	$145,613	$141,403	$290,702	$281,075
Core net interest income (non-GAAP)	$145,613	$141,403	$290,702	$281,075

Noninterest income	$48,773	$49,797	$95,845	$98,497
(Gain) loss on sale of securities	(21)	—	2,592	—
Core noninterest income (non-GAAP)	$48,752	$49,797	$98,437	$98,497

Noninterest expense	$93,290	$91,865	$185,913	$182,452
One-time items(a)	(261)	(914)	(522)	(1,321)
Core noninterest expense (non-GAAP)	$93,029	$90,951	$185,391	$181,131

Net income	$72,433	$69,053	$142,357	$137,011
(Gain) loss on sale of securities	(21)	—	2,592	—
One-time noninterest expense items(a)	261	914	522	1,321
Tax adjustments(b)	(61)	(247)	(807)	(353)
Total core adjustments	179	667	2,307	968
Core net income (non-GAAP)	$72,612	$69,720	$144,664	$137,979

Basic earnings per share	$0.54	$0.50	$1.06	$0.99
Diluted earnings per share	$0.54	$0.50	$1.06	$0.99
Efficiency ratio	47.99%	48.04%	48.09%	48.06%

Core basic earnings per share (non-GAAP)	$0.54	$0.51	$1.07	$0.99
Core diluted earnings per share (non-GAAP)	$0.54	$0.50	$1.07	$0.99
Core efficiency ratio (non-GAAP)	47.86%	47.56%	47.64%	47.71%
(a)	One-time items include nonrecurring offering costs, public company transition related costs and the loss on our funding swap as a result of a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and six months ended June 30, 2019 and 2018.

(3)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(4)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(6)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(7)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10)	Net charge-offs / average total loans and leases are annualized for the six months ended June 30, 2019.

(11)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Income Statement Data:
Net income	$72,433	$69,053	$142,357	$137,011

Average total stockholders' equity	$2,610,565	$2,466,392	$2,575,775	$2,483,252
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,615,073	$1,470,900	$1,580,283	$1,487,760

Average total assets	$20,390,273	$20,121,504	$20,442,266	$20,263,820
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$19,394,781	$19,126,012	$19,446,774	$19,268,328

Return on average total stockholders' equity(a)	11.13%	11.23%	11.15%	11.13%
Return on average tangible stockholders' equity (non-GAAP)(a)	17.99%	18.83%	18.17%	18.57%

Return on average total assets(a)	1.42%	1.38%	1.40%	1.36%
Return on average tangible assets (non-GAAP)(a)	1.50%	1.45%	1.48%	1.43%

	As of	As of
	June 30,	December 31,
	2019	2018
Balance Sheet Data:
Total stockholders' equity	$2,659,441	$2,524,839
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,663,949	$1,529,347

Total assets	$20,526,367	$20,695,678
Less: goodwill	995,492	995,492
Tangible assets	$19,530,875	$19,700,186

Shares outstanding	133,508,212	134,874,302

Total stockholders' equity to total assets	12.96%	12.20%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.52%	7.76%

Book value per share	$19.92	$18.72
Tangible book value per share (non-GAAP)	$12.46	$11.34
(a)	Annualized for the three and six months ended June 30, 2019 and 2018.

Financial Highlights

Net income was $72.4 million for the three months ended June 30, 2019, an increase of $3.4 million or 5% as compared to the same period in 2018. Basic and diluted earnings per share were $0.54 per share for the three months ended June 30, 2019, an increase of $0.04 per share or 8% as compared to the same period in 2018. The increase in net income was primarily due to a $4.2 million increase in net interest income and a $2.2 million decrease in the provision for loan and lease losses (the “Provision”), partially offset by a $1.4 million increase in noninterest expense and a $1.0 million decrease in noninterest income for the three months ended June 30, 2019.

Our return on average total assets was 1.42% for the three months ended June 30, 2019 and our return on average total stockholders’ equity was 11.13% for the three months ended June 30, 2019. Our return on average tangible assets was 1.50% for the three months ended June 30, 2019, an increase of five basis points from the same period in 2018, and our return on average tangible stockholders’ equity was 17.99% for the three months ended June 30, 2019, a decrease of 84 basis points from the same period in 2018. We continued to prudently manage our expenses, as our efficiency ratio was 47.99% for the three months ended June 30, 2019, a decrease compared to 48.04% for the same period in 2018.

Our results for the three months ended June 30, 2019 were highlighted by the following:

●	Net interest income was $145.6 million for the three months ended June 30, 2019, an increase of $4.2 million or 3% as compared to the same period in 2018. Our net interest margin was 3.25% for the three months ended June 30, 2019, an increase of seven basis points as compared to the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our loan categories, partially offset by higher deposit funding costs, higher average balances in long-term borrowings and lower average balances in our investment securities portfolio during the three months ended June 30, 2019.

●	The Provision was $3.9 million for the three months ended June 30, 2019, a decrease of $2.2 million or 36%, as compared to the same period in 2018. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $48.8 million for the three months ended June 30, 2019, a decrease of $1.0 million or 2% as compared to the same period in 2018. The decrease was primarily due to a $3.1 million decrease in other noninterest income, partially offset by a $1.2 million increase in trust and investment services income and a $1.0 million increase in bank-owned life insurance (“BOLI”) income.

●	Noninterest expense was $93.3 million for the three months ended June 30, 2019, an increase of $1.4 million or 2% as compared to the same period in 2018. The increase in noninterest expense was primarily due to a $1.3 million increase in card rewards program expense, a $1.3 million increase in contracted services and professional fees, a $0.9 million increase in advertising and marketing expenses and a $0.5 million increase in salaries and employee benefits expense. This was partially offset by a $2.1 million decrease in regulatory assessment and fees and a $1.1 million decrease in other noninterest expense.

Net income was $142.4 million for the six months ended June 30, 2019, an increase of $5.3 million or 4% as compared to the same period in 2018. Basic and diluted earnings per share were $1.06 per share for the six months ended June 30, 2019, an increase of $0.07 per share or 7% as compared to the same period in 2018. The increase in net income was primarily due to a $9.6 million increase in net interest income and a $2.4 million decrease in the Provision, partially offset by a $3.5 million increase in noninterest expense and a $2.7 million decrease in noninterest income for the six months ended June 30, 2019.

Our return on average total assets was 1.40% for the six months ended June 30, 2019 and our return on average total stockholders’ equity was 11.15% for the six months ended June 30, 2019. Our return on average tangible assets was 1.48% for the six months ended June 30, 2019, an increase of five basis points from the same period in 2018, and our return on average tangible stockholders’ equity was 18.17% for the six months ended June 30, 2019, a decrease of 40 basis points from the same period in 2018. We continued to prudently manage our expenses as our efficiency ratio was 48.09% for the six months ended June 30, 2019 compared to 48.06% for the same period in 2018. The efficiency ratio during the six months ended June 30, 2019 included a nonrecurring net loss on available-for-sale debt securities of $2.6 million.

Our results for the six months ended June 30, 2019 were highlighted by the following:

●	Net interest income was $290.7 million for the six months ended June 30, 2019, an increase of $9.6 million or 3% as compared to the same period in 2018. Our net interest margin was 3.24% for the six months ended June 30, 2019, an increase of eight basis points as compared to the same period in 2018. The increase in net interest income was primarily due to higher average balances and yields in most loan categories. This was partially offset by lower average balances in our investment securities portfolio, higher average balances in long-term borrowings and higher deposit funding costs.

●	The Provision was $9.6 million for the six months ended June 30, 2019, a decrease of $2.4 million or 20% as compared to the same period in 2018. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $95.8 million for the six months ended June 30, 2019, a decrease of $2.7 million or 3% as compared to the same period in 2018. The decrease was primarily due to a $5.4 million decrease in other noninterest income and a $2.6 million net loss on available-for-sale debt securities, partially offset by a $2.8 million gain in BOLI income, a $1.6 million increase in trust and investment services income and a $0.9 million increase in credit and debit card fees.

●	Noninterest expense was $185.9 million for the six months ended June 30, 2019, an increase of $3.5 million or 2% as compared to the same period in 2018. The increase in noninterest expense was primarily due to a $3.2 million increase in salaries and employee benefits expense, a $2.7 million increase in contracted services and professional fees, a $2.3 million increase in card rewards program expense, a $1.9 million increase in advertising and marketing expenses and a $0.9 million increase in occupancy expense, partially offset by a $4.6 million decrease in regulatory assessment and fees and a $2.8 million decrease in other noninterest expense.

During the six months ended June 30, 2019, we continued to benefit from a steady Hawaii economy as reflected in the continued growth of our loan portfolio. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of capital.

●	Total loans and leases were $13.3 billion as of June 30, 2019, an increase of $188.4 million or 1% from December 31, 2018. We continued to experience strong growth in our commercial real estate and residential real estate portfolios. This was a reflection of a strong real estate market in Hawaii and the demand by both investors and owner occupants to acquire new real estate assets in a low interest rate environment.

●	The Allowance was $138.5 million as of June 30, 2019, a decrease of $3.2 million from December 31, 2018. The ratio of our Allowance to total loans and leases outstanding was 1.04% as of June 30, 2019, a decrease of four basis points compared to December 31, 2018. The overall level of the Allowance was commensurate with our stable credit risk profile and a steady Hawaii economy.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $4.4 billion as of June 30, 2019, a decrease of $102.9 million compared to December 31, 2018. This decrease was primarily due to the sale of U.S. Treasury securities.

●	Total deposits were $16.8 billion as of June 30, 2019, a decrease of $358.0 million or 2% as compared to December 31, 2018. The decrease in total deposits was primarily due to a $244.8 million decrease in demand deposit balances and a $145.8 million decrease in money market deposit balances.

●	Total stockholders’ equity was $2.7 billion as of June 30, 2019, an increase of $134.6 million or 5% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the period of $142.4 million and a net change in the fair value of our investment securities of $100.8 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $70.0 million and common stock repurchased of $40.0 million during the six months ended June 30, 2019.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2019 and 2018, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$247.2	$1.4	2.35%	$281.2	$1.2	1.74%
Available-for-Sale Investment Securities	4,438.1	24.8	2.23	4,961.2	27.4	2.21
Loans Held for Sale	0.7	—	2.76	1.9	—	3.44
Loans and Leases (1)
Commercial and industrial	3,235.0	34.3	4.26	3,177.4	30.5	3.84
Commercial real estate	3,094.4	36.0	4.67	2,883.0	28.9	4.02
Construction	583.6	6.9	4.73	620.7	6.2	4.03
Residential:
Residential mortgage	3,581.2	37.2	4.16	3,228.5	34.1	4.24
Home equity line	908.5	8.6	3.79	858.7	7.8	3.62
Consumer	1,657.7	22.7	5.48	1,624.6	21.7	5.35
Lease financing	149.3	1.2	3.31	159.7	1.1	2.83
Total Loans and Leases	13,209.7	146.9	4.46	12,552.6	130.3	4.16
Other Earning Assets	76.0	0.7	3.71	21.0	0.1	2.21
Total Earning Assets (2)	17,971.7	173.8	3.88	17,817.9	159.0	3.58
Cash and Due from Banks	342.6			317.7
Other Assets	2,076.0			1,985.9
Total Assets	$20,390.3			$20,121.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,712.2	$4.0	0.34%	$4,573.0	$2.4	0.21%
Money Market	3,126.7	7.4	0.95	2,725.9	2.7	0.40
Time	3,084.6	12.3	1.60	4,003.5	12.2	1.22
Total Interest-Bearing Deposits	10,923.5	23.7	0.87	11,302.4	17.3	0.62
Short-Term Borrowings	50.4	0.3	2.25	42.7	0.2	1.85
Long-Term Borrowings	593.5	4.2	2.86	6.6	0.1	3.79
Total Interest-Bearing Liabilities	11,567.4	28.2	0.98	11,351.7	17.6	0.62
Net Interest Income		$145.6			$141.4
Interest Rate Spread			2.90%			2.96%
Net Interest Margin			3.25%			3.18%
Noninterest-Bearing Demand Deposits	5,741.3			5,897.0
Other Liabilities	471.0			406.4
Stockholders' Equity	2,610.6			2,466.4
Total Liabilities and Stockholders' Equity	$20,390.3			$20,121.5
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended June 30, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended June 30, 2019
	Compared to June 30, 2018
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.2)	$0.4	$0.2
Available-for-Sale Investment Securities	(2.9)	0.3	(2.6)
Loans and Leases
Commercial and industrial	0.6	3.3	3.9
Commercial real estate	2.2	4.9	7.1
Construction	(0.4)	1.0	0.6
Residential:
Residential mortgage	3.6	(0.5)	3.1
Home equity line	0.5	0.4	0.9
Consumer	0.4	0.5	0.9
Lease financing	(0.1)	0.2	0.1
Total Loans and Leases	6.8	9.8	16.6
Other Earning Assets	0.5	0.1	0.6
Total Change in Interest Income	4.2	10.6	14.8

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	1.5	1.6
Money Market	0.5	4.1	4.6
Time	(3.2)	3.3	0.1
Total Interest-Bearing Deposits	(2.6)	8.9	6.3
Short-term Borrowings	—	0.1	0.1
Long-term Borrowings	4.2	—	4.2
Total Change in Interest Expense	1.6	9.0	10.6
Change in Net Interest Income	$2.6	$1.6	$4.2
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $145.6 million for the three months ended June 30, 2019, an increase of $4.2 million or 3% compared to the same period in 2018. Our net interest margin was 3.25% for the three months ended June 30, 2019, an increase of seven basis points from the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories, partially offset by higher deposit funding costs, higher average balances in long-term borrowings and lower average balances in our investment securities portfolio during the quarter ended June 30, 2019. For the three months ended June 30, 2019, the average balance of our loans and leases was $13.2 billion, an increase of $657.1 million or 5% compared to the same period in 2018. The higher average balance in loans and leases was primarily due to growth in our residential real estate and commercial real estate portfolios. Yields on our loans and leases were 4.46% for the three months ended June 30, 2019, an increase of 30 basis points as compared to the same period in 2018. We experienced an increase in our yields from total loans primarily due to increases in adjustable rate commercial and industrial, commercial real estate and construction loans, which are typically based on the LIBOR. Average balances of our investment securities portfolio were $4.4 billion for the three months ended June 30, 2019, a decrease of $523.1 million or 11% from the same period in 2018. Deposit funding costs were $23.7 million for the three months ended June 30, 2019, an increase of $6.4 million compared to the same period in 2018. Rates paid on our interest-bearing deposits were 87 basis points for the three months ended June 30, 2019, an increase of 25 basis points compared to the same period in 2018. While we experienced higher rates paid on all interest-bearing deposit categories in the three months ended June 30, 2019, particularly high rates were paid on our money market deposits with an increase of 55 basis points compared to the same period in 2018. For the three months ended June 30, 2019, the average balance of our long-term borrowings was $593.5 million, an increase of $586.9 million from the same period in 2018.  This was due to increases in FHLB fixed-rate advances held during the three months ended June 30, 2019 compared to the same period in 2018.

For the six months ended June 30, 2019 and 2018, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$376.5	$4.6	2.49%	$448.0	$3.6	1.60%
Available-for-Sale Investment Securities	4,428.0	49.3	2.23	5,060.2	56.4	2.25
Loans Held for Sale	0.5	—	2.76	1.1	—	3.40
Loans and Leases(1)
Commercial and industrial	3,200.9	67.5	4.25	3,141.0	58.2	3.74
Commercial real estate	3,044.9	70.7	4.68	2,841.7	55.3	3.93
Construction	610.2	14.4	4.75	620.8	12.0	3.89
Residential:
Residential mortgage	3,563.2	73.9	4.14	3,188.2	67.5	4.27
Home equity line	912.1	17.3	3.82	860.7	15.4	3.61
Consumer	1,662.5	45.2	5.48	1,612.3	43.0	5.38
Lease financing	148.3	2.3	3.15	160.7	2.4	2.97
Total Loans and Leases	13,142.1	291.3	4.46	12,425.4	253.8	4.12
Other Earning Assets	84.1	1.2	2.81	17.7	0.2	2.00
Total Earning Assets(2)	18,031.2	346.4	3.86	17,952.4	314.0	3.53
Cash and Due from Banks	351.4			318.3
Other Assets	2,059.7			1,993.1
Total Assets	$20,442.3			$20,263.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,762.6	$8.2	0.35%	$4,558.2	$4.1	0.18%
Money Market	3,155.0	15.0	0.96	2,718.4	4.5	0.33
Time	3,063.3	23.7	1.56	4,127.2	24.0	1.17
Total Interest-Bearing Deposits	10,980.9	46.9	0.86	11,403.8	32.6	0.58
Short-Term Borrowings	31.7	0.4	2.29	21.5	0.2	1.85
Long-Term Borrowings	596.7	8.4	2.85	3.3	0.1	3.81
Total Interest-Bearing Liabilities	11,609.3	55.7	0.97	11,428.6	32.9	0.58
Net Interest Income		$290.7			$281.1
Interest Rate Spread			2.89%			2.95%
Net Interest Margin			3.24%			3.16%
Noninterest-Bearing Demand Deposits	5,783.8			5,947.1
Other Liabilities	473.4			404.8
Stockholders' Equity	2,575.8			2,483.3
Total Liabilities and Stockholders' Equity	$20,442.3			$20,263.8
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the six months ended June 30, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 7
	Six Months Ended June 30, 2019
	Compared to June 30, 2018
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.6)	$1.7	$1.1
Available-for-Sale Investment Securities	(6.7)	(0.4)	(7.1)
Loans and Leases
Commercial and industrial	1.1	8.2	9.3
Commercial real estate	4.2	11.2	15.4
Construction	(0.2)	2.6	2.4
Residential:
Residential mortgage	8.3	(2.0)	6.3
Home equity line	1.0	0.9	1.9
Consumer	1.3	0.8	2.1
Lease financing	(0.2)	0.2	—
Total Loans and Leases	15.5	21.9	37.4
Other Earning Assets	0.9	0.1	1.0
Total Change in Interest Income	9.1	23.3	32.4

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.2	4.0	4.2
Money Market	0.8	9.7	10.5
Time	(7.1)	6.7	(0.4)
Total Interest-Bearing Deposits	(6.1)	20.4	14.3
Short-Term Borrowings	0.1	—	0.1
Long-Term Borrowings	8.4	—	8.4
Total Change in Interest Expense	2.4	20.4	22.8
Change in Net Interest Income	$6.7	$2.9	$9.6
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $290.7 million for the six months ended June 30, 2019, an increase of $9.6 million or 3% compared to the same period in 2018. Our net interest margin was 3.24% for the six months ended June 30, 2019, an increase of eight basis points from the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories. This was partially offset by lower average balances in our investment securities portfolio, higher average balances in long-term borrowings and higher deposit funding costs. For the six months ended June 30, 2019, the average balance of our loans and leases was $13.1 billion, an increase of $716.7 million or 6% compared to the same period in 2018. The higher average balance in loans and leases was primarily due to growth in our residential real estate and commercial real estate portfolios. Yields on our loans and leases were 4.46% for the six months ended June 30, 2019, an increase of 34 basis points as compared to the same period in 2018. We experienced an increase in our yield from total loans primarily due to increases in adjustable rate commercial and industrial, commercial real estate and construction loans, which are typically based on LIBOR. For the six months ended June 30, 2019, the average balance of our investment securities portfolio was $4.4 billion, a decrease of $632.2 million or 12% compared to the same period in 2018. Deposit funding costs were $46.9 million for the six months ended June 30, 2019, an increase of $14.3 million compared to the same period in 2018. Rates paid on our interest-bearing deposits were 86 basis points for the six months ended June 30, 2019, an increase of 28 basis points compared to the same period in 2018. While we experienced higher rates paid on all interest-bearing deposit categories in the six months ended June 30, 2019, particularly high rates were paid on our money market deposits with an increase of 63 basis points compared to the same period in 2018. For the six months ended June 30, 2019, the average balance of our long-term borrowings was $596.7 million, an increase of $593.4 million from the same period in 2018. This was due to increases in FHLB fixed-rate advances held during the six months ended June 30, 2019 compared to the same period in 2018.

Provision for Loan and Lease Losses

The Provision was $3.9 million for the three months ended June 30, 2019, which represented a decrease of $2.2 million compared to the same period in 2018. We recorded net charge-offs of loans and leases of $6.9 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively. This represented net charge-offs of 0.21% and 0.13% of average loans and leases, on an annualized basis, for the three months ended June 30, 2019 and 2018, respectively. The Provision was $9.6 million for the six months ended June 30, 2019, which represented a decrease of $2.4 million compared to the same period in 2018. We recorded net charge-offs of loans and leases of $12.7 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively. This represented net charge-offs of 0.20% and 0.14% of average loans and leases, on an annualized basis, for the six months ended June 30, 2019 and 2018, respectively. The Allowance was $138.5 million as of June 30, 2019, a decrease of $3.2 million or 2% from December 31, 2018 and represented 1.04% of total outstanding loans and leases as of June 30, 2019 compared to 1.08% of total outstanding loans and leases as of December 31, 2018. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended June 30, 2019 and 2018 and Table 9 presents the major components of noninterest income for the six months ended June 30, 2019 and 2018:

Noninterest Income				Table 8
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Service charges on deposit accounts	$8,123	$7,721	$402	5%
Credit and debit card fees	16,629	16,929	(300)	(2)
Other service charges and fees	9,403	9,633	(230)	(2)
Trust and investment services income	8,931	7,711	1,220	16
Bank-owned life insurance	3,390	2,395	995	42
Investment securities gains, net	21	—	21	n.m
Other	2,276	5,408	(3,132)	(58)
Total noninterest income	$48,773	$49,797	$(1,024)	(2)%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended June 30, 2019 to the same period in 2018.

Noninterest Income				Table 9
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Service charges on deposit accounts	$16,183	$15,676	$507	3%
Credit and debit card fees	33,284	32,426	858	3
Other service charges and fees	18,532	18,975	(443)	(2)
Trust and investment services income	17,549	15,942	1,607	10
Bank-owned life insurance	7,203	4,439	2,764	62
Investment securities losses, net	(2,592)	—	(2,592)	n.m
Other	5,686	11,039	(5,353)	(48)
Total noninterest income	$95,845	$98,497	$(2,652)	(3)%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the six months ended June 30, 2019 to the same period in 2018.

Total noninterest income was $48.8 million for the three months ended June 30, 2019, a decrease of $1.0 million or 2% as compared to the same period in 2018. Total noninterest income was $95.8 million for the six months ended June 30, 2019, a decrease of $2.7 million or 3% as compared to the same period in 2018.

Service charges on deposit accounts were $8.1 million for the three months ended June 30, 2019, an increase of $0.4 million or 5% as compared to the same period in 2018. Service charges on deposit accounts were $16.2 million for the six months ended June 30, 2019, an increase of $0.5 million or 3% as compared to the same period in 2018. This increase was primarily due to a $0.5 million increase in overdraft and checking account fees.

Credit and debit card fees were $16.6 million for the three months ended June 30, 2019, a decrease of $0.3 million or 2% as compared to the same period in 2018. Credit and debit card fees were $33.3 million for the six months ended June 30, 2019, an increase of $0.9 million or 3% as compared to the same period in 2018. This increase was primarily due to a $1.1 million increase in interchange settlement fees, partially offset by a $0.3 million decrease in merchant service revenues.

Other service charges and fees were $9.4 million for the three months ended June 30, 2019, a decrease of $0.2 million or 2% as compared to the same period in 2018. Other service charges and fees were $18.5 million for the six months ended June 30, 2019, a decrease of $0.4 million or 2% as compared to the same period in 2018.

Trust and investment services income was $8.9 million for the three months ended June 30, 2019, an increase of $1.2 million or 16% as compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in business cash management fees, a $0.1 million increase in investment management fees and a $0.1 million increase in corporate trust and agency fees. Trust and investment services income was $17.5 million for the six months ended June 30, 2019, an increase of $1.6 million or 10% as compared to the same period in 2018. This increase was primarily due to a $1.6 million increase in business cash management fees.

BOLI income was $3.4 million for the three months ended June 30, 2019, an increase of $1.0 million or 42% as compared to the same period in 2018. This increase was due to a $1.0 million increase in BOLI earnings. BOLI income was $7.2 million for the six months ended June 30, 2019, an increase of $2.8 million or 62% as compared to the same period in 2018. This increase was due to a $2.4 million increase in BOLI earnings and a $0.4 million increase in death benefit proceeds from a life insurance policy.

Net gains on the sale of investment securities were nominal for the three months ended June 30, 2019. Net losses on the sale of investment securities were $2.6 million for the six months ended June 30, 2019, a decrease of $2.6 million as compared to the same period in 2018. The net loss was due to the investment portfolio restructuring and sale of the 48 investment securities for which a non-credit related OTTI write-down was recorded in December 2018 as a result of our intent to sell as of December 31, 2018.

Other noninterest income was $2.3 million for the three months ended June 30, 2019, a decrease of $3.1 million or 58% as compared to the same period in 2018. This decrease was primarily due to a $1.1 million gain on the sale of leased equipment in 2018, a $0.9 million decrease in volume-based incentives, a $0.6 million decrease in customer-related interest rate swap fees and a $0.5 million decrease in net gains recognized in income related to derivative contracts. Other noninterest income was $5.7 million for the six months ended June 30, 2019, a decrease of $5.4 million or 48% as compared to the same period in 2018. This decrease was primarily due to a $3.0 million decrease in customer-related interest rate swap fees, a $1.1 million decrease in volume-based incentives, a $1.1 million gain on sale of leased equipment in 2018 and a $0.8 million decrease in net gains recognized in income related to derivative contracts.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended June 30, 2019 and 2018 and Table 11 presents the major components of noninterest expense for the six months ended June 30, 2019 and 2018:

Noninterest Expense				Table 10
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$42,185	$41,636	$549	1%
Contracted services and professional fees	14,303	13,005	1,298	10
Occupancy	7,286	6,908	378	5
Equipment	4,544	4,335	209	5
Regulatory assessment and fees	2,149	4,225	(2,076)	(49)
Advertising and marketing	1,980	1,115	865	78
Card rewards program	7,664	6,359	1,305	21
Other	13,179	14,282	(1,103)	(8)
Total noninterest expense	$93,290	$91,865	$1,425	2%

Noninterest Expense				Table 11
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$87,045	$83,796	$3,249	4%
Contracted services and professional fees	27,948	25,292	2,656	11
Occupancy	14,272	13,392	880	7
Equipment	8,828	8,923	(95)	(1)
Regulatory assessment and fees	3,596	8,198	(4,602)	(56)
Advertising and marketing	3,946	2,066	1,880	91
Card rewards program	14,396	12,077	2,319	19
Other	25,882	28,708	(2,826)	(10)
Total noninterest expense	$185,913	$182,452	$3,461	2%

Total noninterest expense was $93.3 million for the three months ended June 30, 2019, an increase of $1.4 million or 2% as compared to the same period in 2018. Total noninterest expense was $185.9 million for the six months ended June 30, 2019, an increase of $3.5 million or 2% as compared to the same period in 2018.

Salaries and employee benefits expense was $42.2 million for the three months ended June 30, 2019, an increase of $0.5 million or 1% as compared to the same period in 2018. This increase was primarily due to a $1.4 million increase in incentive compensation and a $0.4 million increase in other compensation, primarily related to stock-based compensation bonuses, partially offset by a $0.7 million increase in deferred loan origination costs and a $0.6 million decrease in base salaries and related payroll taxes. Salaries and employee benefits expense was $87.0 million for the six months ended June 30, 2019, an increase of $3.2 million or 4% as compared to the same period in 2018. This increase was primarily due to a $2.1 million increase in incentive compensation, a $0.8 million increase in base salaries and related payroll taxes, a $0.6 million increase in other compensation, primarily related to stock-based compensation bonuses and a $0.2 million increase in group health plan costs. This was partially offset by a $0.9 million decrease in retirement plan expenses.

Contracted services and professional fees were $14.3 million for the three months ended June 30, 2019, an increase of $1.3 million or 10% as compared to the same period in 2018. This increase was primarily due to a $1.1 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements.  Contracted services and professional fees were $27.9 million for the six months ended June 30, 2019, an increase of $2.7 million or 11% as compared to the same period in 2018. This increase was primarily due to a $2.4 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements and a $0.6 million increase in outside services, primarily attributable to marketing and new customer services. This was partially offset by a $0.4 million decrease in audit, legal and consultant fees.

Occupancy expense was $7.3 million for the three months ended June 30, 2019, an increase of $0.4 million or 5% as compared to the same period in 2018. Occupancy expense was $14.3 million for the six months ended June 30, 2019, an increase of $0.9 million or 7% as compared to the same period in 2018. This increase was primarily due to a $0.6 million increase in rent expense and a $0.3 million increase in real property tax expense.

Equipment expense was $4.5 million for the three months ended June 30, 2019, an increase of $0.2 million or 5% as compared to the same period in 2018. Equipment expense was $8.8 million for the six months ended June 30, 2019, a decrease of $0.1 million or 1% as compared to the same period in 2018.

Regulatory assessment and fees were $2.1 million for the three months ended June 30, 2019, a decrease of $2.1 million or 49% as compared to the same period in 2018. Starting in the third quarter of 2016, there was a change in the calculation of the FDIC insurance assessment and the adoption of an additional surcharge, which resulted in a higher insurance rate. This additional surcharge required by the FDIC ended during the third quarter of 2018. The decrease of the regulatory assessment and fees for the three months ended June 30, 2019 as compared to the same period in 2018 is due to the exclusion of the additional surcharge for the three months ended June 30, 2019. Regulatory assessment and fees were $3.6 million for the six months ended June 30, 2019, a decrease of $4.6 million or 56% as compared to the same period in 2018. This decrease is primarily due to the termination of the additional surcharge and a $0.8 million decrease in the FDIC insurance assessment rate.

Advertising and marketing expense was $2.0 million for the three months ended June 30, 2019, an increase of $0.9 million or 78% as compared to the same period in 2018. This increase was primarily due to a $0.7 million decrease in vendor reimbursements and a $0.2 million increase in advertising costs. Advertising and marketing expense was $3.9 million for the six months ended June 30, 2019, an increase of $1.9 million or 91% as compared to the same period in 2018. This increase was primarily due to a $1.5 million decrease in vendor reimbursements and a $0.3 million increase in advertising costs.

Card rewards program expense was $7.7 million for the three months ended June 30, 2019, an increase of $1.3 million or 21% as compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in interchange fees paid to our credit card partners and a $0.6 million increase in priority rewards card redemptions. Card rewards program expense was $14.4 million for the six months ended June 30, 2019, an increase of $2.3 million or 19% as compared to the same period in 2018. This increase was primarily due to a $1.2 million increase in priority rewards card redemptions, a $0.8 million increase in interchange fees paid to our credit card partners and a $0.3 million increase in credit card cash reward redemptions.

Other noninterest expense was $13.2 million for the three months ended June 30, 2019, a decrease of $1.1 million or 8% as compared to the same period in 2018. This decrease was primarily due to a $0.7 million loss recorded during the second quarter of 2018 on our funding swap related to a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016 and a $0.5 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft). Other noninterest expense was $25.9 million for the six months ended June 30, 2019, a decrease of $2.8 million or 10% as compared to the same period in 2018. This decrease was primarily due to a $1.1 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.7 million loss recorded in 2018 on our funding swap related to a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016, a $0.4 million decrease in software amortization expense, a $0.3 million decrease in expenses related to the safekeeping and handling of securities-related transactions and a $0.2 million decrease in charitable contributions.

Provision for Income Taxes

The provision for income taxes was $24.8 million (an effective tax rate of 25.50%) for the three months ended June 30, 2019, compared with the provision for income taxes of $24.3 million (an effective tax rate of 26.00%) for the same period in 2018. The provision for income taxes was $48.7 million (an effective tax rate of 25.50%) for the six months ended June 30, 2019, compared with the provision for income taxes of $48.1 million (an effective tax rate of 26.00%) for the same period in 2018.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and six months ended June 30, 2019 and 2018. Additional information about operating segment performance is presented in “Note 19. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Retail Banking	$57,095	$55,837	$115,509	$110,207
Commercial Banking	18,684	18,859	36,111	37,160
Treasury and Other	(3,346)	(5,643)	(9,263)	(10,356)
Total	$72,433	$69,053	$142,357	$137,011

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

Net income for the Retail Banking segment was $57.1 million for the three months ended June 30, 2019, an increase of $1.3 million or 2% as compared to the same period in 2018. The increase in net income for the Retail Banking segment was primarily due to a $2.9 million increase in net interest income, a $1.5 million increase in noninterest income and a $1.0 million decrease in noninterest expense. This was partially offset by an increase in expenses allocated to the Retail Banking segment. The increase in net interest income was primarily due to higher spreads on our deposit portfolio, partially offset by lower spreads on our loan portfolio. The increase in noninterest income was primarily due to an increase in trust and investment services income. The decrease in noninterest expense was primarily due to lower compensation expense and lower deposit insurance partially offset by an increase in occupancy expense. Net income for the Retail Banking segment was $115.5 million for the six months ended June 30, 2019, an increase of $5.3 million or 5% as compared to the same period in 2018. The increase in net income for the Retail Banking segment was primarily due to a $7.1 million increase in net interest income and a $3.0 million increase in noninterest income. This was partially offset by an increase in expenses allocated to the Retail Banking segment. The increase in net interest income was primarily due to higher spreads on our deposit portfolio, partially offset by lower spreads on our loan portfolio. The increase in noninterest income was primarily due to an increase in trust and investment services income and gains on foreign exchange transactions.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $18.7 million for the three months ended June 30, 2019, a decrease of $0.2 million or 1% as compared to the same period in 2018. The decrease in net income for the Commercial Banking segment was primarily due to a $3.0 million decrease in noninterest income, partially offset by a $2.2 million decrease in noninterest expense. The decrease in noninterest income was primarily due to lower recoveries, swap fees and other miscellaneous income. The decrease in noninterest expense was primarily due to credits on amended use taxes, lower losses and charge offs, deposit insurance and contracted data processing. This was partially offset by higher card reward expenses. Net income for the Commercial Banking segment was $36.1 million for the six months ended June 30, 2019, a decrease of $1.0 million or 3% as compared to the same period in 2018. The decrease in net income for the Commercial Banking segment was primarily due to a $5.0 million decrease in noninterest income, partially offset by a $2.4 million decrease in noninterest expense and a decrease in the provision for loan and lease losses of $2.0 million. The decrease in noninterest income was primarily due lower recoveries, swap fees and other miscellaneous income, partially offset by an increase in credit and debit card fees. The decrease in noninterest expense was primarily due to credits on amended use taxes, lower losses and charge offs, deposit insurance and contracted data processing. This was partially offset by higher card reward expenses.

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

Net loss for the Treasury and Other segment was $3.3 million for the three months ended June 30, 2019, a decrease in loss of $2.3 million or 41% as compared to the same period in 2018. The decrease in the net loss was primarily due to a $1.6 million increase in net interest income and a decrease in allocated expenses, partially offset by a $4.3 million increase in noninterest expense. The increase in noninterest expense was primarily due to higher contracted data processing, amended use tax, and advertising and marketing expenses, partially offset by a decrease in deposit insurance fees. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances in our loan portfolio, partially offset by lower average balances in our investment securities portfolio. Net loss for the Treasury and Other segment was $9.3 million for the six months ended June 30, 2019, a decrease in loss of $1.1 million or 11% as compared to the same period in 2018. The decrease in the net loss was primarily due to a $2.6 million increase in net interest income and a decrease in allocated expenses, partially offset by a $5.5 million increase in noninterest expense. The increase in noninterest expense was primarily due to higher contracted data processing, other employee benefits, amended use tax, and advertising and marketing expenses, partially offset by a decrease in deposit insurance fees. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances in our loan portfolio, partially offset by lower average balances in our investment securities portfolio.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the FRB. As of June 30, 2019 and December 31, 2018, cash and cash equivalents were $0.7 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $4.4 billion and $4.5 billion as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of June 30, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.8 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of June 30, 2019, we have borrowing capacity of $1.6 billion from the FHLB and $665.7 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $14.9 billion and $15.3 billion as of June 30, 2019 and December 31, 2018, respectively, which represented 89% of our total deposits as of both June 30, 2019 and December 31, 2018. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company. While we consider core deposits to be less volatile, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of June 30, 2019 and December 31, 2018:

Investment Securities		Table 13
	June 30,	December 31,
(dollars in thousands)	2019	2018
U.S. Treasury securities	$29,556	$389,470
Government agency debt securities	24,713	—
Government-sponsored enterprises debt securities	164,316	241,594
Government agency mortgage-backed securities	362,221	411,536
Government-sponsored enterprises mortgage-backed securities	151,683	150,847
Collateralized mortgage obligations:
Government agency	2,613,465	2,682,449
Government-sponsored enterprises	1,049,522	602,592
Debt securities issued by state and political subdivisions	—	19,854
Total available-for-sale securities	$4,395,476	$4,498,342

Table 14 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of June 30, 2019:

Maturities and Weighted-Average Yield on Securities(1)											Table 14
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of June 30, 2019
Available-for-Sale Securities
U.S. Treasury securities	$29.5	2.40%	$—	—%	$—	—%	$—	—%	$29.5	2.40%	$29.6
Government agency debt securities(2)	—	—	9.2	2.91	15.4	2.91	—	—	24.6	2.91	24.7
Government-sponsored enterprises debt securities(3)	88.0	2.21	50.0	1.84	26.7	1.86	—	—	164.7	2.04	164.3
Mortgage-Backed Securities(2):
Government agency	—	—	161.5	2.84	201.8	2.46	—	—	363.3	2.63	362.2
Government-sponsored enterprises	—	—	152.5	2.28	—	—	—	—	152.5	2.28	151.7
Collateralized mortgage obligations(2):
Government agency	—	—	2,485.4	2.17	134.1	2.32	—	—	2,619.5	2.18	2,613.5
Government-sponsored enterprises	—	—	912.3	2.46	90.6	2.97	42.6	2.25	1,045.5	2.49	1,049.5
Total available-for-sale securities as of June 30, 2019	$117.5	2.26%	$3,770.9	2.27%	$468.6	2.50%	$42.6	2.25%	$4,399.6	2.30%	$4,395.5
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for government agency debt securities, mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.
(3)	Maturities for government-sponsored enterprises debt securities purchased at a premium are categorized by their first call date.

The fair value of our available-for-sale investment securities portfolio was $4.4 billion as of June 30, 2019, a decrease of $102.9 million or 2% compared to December 31, 2018. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be OTTI.

As of June 30, 2019, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.7 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $513.9 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae, $164.3 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $29.6 million in U.S. Treasury securities and $24.7 million in debt securities issued by government agencies (Small Business Administration).

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

Gross unrealized gains in our investment securities portfolio were $20.8 million and $0.1 million as of June 30, 2019 and December 31, 2018, respectively. Gross unrealized losses in our investment securities portfolio were $24.9 million and $142.2 million as of June 30, 2019 and December 31, 2018, respectively. Lower unrealized losses in our investment securities portfolio were primarily due to lower market interest rates as of June 30, 2019, relative to December 31, 2018, resulting in a higher valuation. The lower gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of June 30, 2019, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity. As of December 31, 2018, we intended to sell 48 investment securities with an aggregate book value of $898.2 million, primarily comprised of U.S. Treasury securities and longer duration collateralized mortgage obligations. As a result, we recorded a non-credit related OTTI write-down of $24.1 million for the year ended December 31, 2018. In January 2019, the sale of these securities were executed and the proceeds were used to invest in securities to improve portfolio return, reposition interest rate risk, maintain liquidity and to diversify asset allocation.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both June 30, 2019 and December 31, 2018, we held $34.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of June 30, 2019 and December 31, 2018:

Loans and Leases		Table 15
	June 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$3,177,844	$3,208,760
Commercial real estate	3,194,219	2,990,783
Construction	549,578	626,757
Residential:
Residential mortgage	3,618,433	3,527,101
Home equity line	908,452	912,517
Total residential	4,526,885	4,439,618
Consumer	1,650,713	1,662,504
Lease financing	165,370	147,769
Total loans and leases	$13,264,609	$13,076,191

Total loans and leases were $13.3 billion as of June 30, 2019, an increase of $188.4 million or 1% from December 31, 2018 with increases in commercial real estate loans, residential real estate loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.2 billion as of June 30, 2019, a decrease of $30.9 million or  1% from December 31, 2018. This decrease was primarily due to greater than expected prepayments.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.2 billion as of June 30, 2019, an increase of $203.4 million or 7% from December 31, 2018. Strong demand for commercial real estate lending activities was reflective of a strong real estate market in Hawaii and the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $549.6 million as of June 30, 2019, a decrease of $77.2 million or 12% from December 31, 2018.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.5 billion as of June 30, 2019, an increase of $87.3 million or 2% from December 31, 2018. Our portfolio of residential real estate loans continues to benefit from Hawaii’s strong real estate market and continued demand for new housing developments in the relatively low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.7 billion as of June 30, 2019, a decrease of $11.8 million or 1% from December 31, 2018. The decrease in consumer loans was primarily due to lower credit card balances.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $165.4 million as of June 30, 2019, an increase of $17.6 million or 12% from December 31, 2018.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 16 presents the recorded investment in our loan and lease portfolio as of June 30, 2019 by rate type:

Loans and Leases by Rate Type								Table 16
	June 30, 2019
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$237,592	$2,522,771	$—	$3,026	$2,763,389	$11,984	$402,471	$3,177,844
Commercial real estate	49,667	1,759,142	353	1,021,259	2,830,421	69,551	294,247	3,194,219
Construction	38,917	349,451	39	56,838	445,245	929	103,404	549,578
Residential:
Residential mortgage	28,162	194,075	122,031	49,341	393,609	372,349	2,852,475	3,618,433
Home equity line	327,580	—	51,696	—	379,276	529,094	82	908,452
Total residential	355,742	194,075	173,727	49,341	772,885	901,443	2,852,557	4,526,885
Consumer	332,497	20,265	1,714	114	354,590	12,763	1,283,360	1,650,713
Lease financing	—	—	—	—	—	—	165,370	165,370
Total loans and leases	$1,014,415	$4,845,704	$175,833	$1,130,578	$7,166,530	$996,670	$5,101,409	$13,264,609

% by rate type at June 30, 2019	8%	36%	1%	9%	54%	8%	38%	100%

Tables 17 and 18 present the geographic distribution of our loan and lease portfolio as of June 30, 2019 and December 31, 2018:

Geographic Distribution of Loan and Lease Portfolio					Table 17
	June 30, 2019
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,307,439	$1,687,405	$120,374	$62,626	$3,177,844
Commercial real estate	2,129,884	661,388	402,600	347	3,194,219
Construction	281,332	238,622	29,624	—	549,578
Residential:
Residential mortgage	3,492,002	2,806	123,625	—	3,618,433
Home equity line	879,107	65	29,280	—	908,452
Total residential	4,371,109	2,871	152,905	—	4,526,885
Consumer	1,233,631	22,387	392,495	2,200	1,650,713
Lease financing	47,631	111,048	6,691	—	165,370
Total Loans and Leases	$9,371,026	$2,723,721	$1,104,689	$65,173	$13,264,609
Percentage of Total Loans and Leases	71%	21%	8%	0%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 18
	December 31, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,289,171	$1,707,713	$130,477	$81,399	$3,208,760
Commercial real estate	2,003,997	615,364	370,546	876	2,990,783
Construction	326,006	272,709	28,042	—	626,757
Residential:
Residential mortgage	3,405,867	2,890	118,344	—	3,527,101
Home equity line	882,805	—	29,712	—	912,517
Total residential	4,288,672	2,890	148,056	—	4,439,618
Consumer	1,239,563	23,038	397,783	2,120	1,662,504
Lease financing	46,409	93,954	7,406	—	147,769
Total Loans and Leases	$9,193,818	$2,715,668	$1,082,310	$84,395	$13,076,191
Percentage of Total Loans and Leases	70%	21%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 19 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of June 30, 2019:

Maturities for Selected Loan Categories(1)				Table 19
	June 30, 2019
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,227,382	$1,573,989	$376,473	$3,177,844
Construction	163,835	234,252	151,491	549,578
Total Loans and Leases	$1,391,217	$1,808,241	$527,964	$3,727,422

Total of loans with:
Adjustable interest rates	$1,297,629	$1,517,811	$393,194	$3,208,634
Hybrid interest rates	1,529	3,028	8,356	12,913
Fixed interest rates	92,059	287,402	126,414	505,875
Total Loans and Leases	$1,391,217	$1,808,241	$527,964	$3,727,422
(1)	Based on contractual maturities.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 20 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2019 and December 31, 2018:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 20
	June 30,	December 31,
(dollars in thousands)	2019	2018
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$119	$274
Commercial real estate	—	1,658
Total Commercial Loans	119	1,932
Residential Loans:
Residential mortgage	3,771	4,611
Total Residential Loans	3,771	4,611
Total Non-Accrual Loans and Leases	3,890	6,543
Other Real Estate Owned	—	751
Total Non-Performing Assets	$3,890	$7,294

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$807	$141
Total Commercial Loans	807	141
Residential Loans:
Residential mortgage	—	32
Home equity line	1,635	2,842
Total Residential Loans	1,635	2,874
Consumer	3,295	3,373
Total Accruing Loans and Leases Past Due 90 Days or More	$5,737	$6,388

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	23,466	24,033
Total Loans and Leases	$13,264,609	$13,076,191

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.03%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.03%	0.06%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.07%	0.10%

Table 21 presents the activity in Non-Performing Assets (“NPAs”) for the six months ended June 30, 2019:

Non-Performing Assets	Table 21
Six Months Ended June 30,
(dollars in thousands)	2019
Balance at beginning of period	$7,294
Additions	1,419
Reductions
Payments	(2,351)
Return to accrual status	(1,721)
Sales of other real estate owned	(751)
Total Reductions	(4,823)
Balance at End of Period	$3,890

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

Total NPAs were $3.9 million as of June 30, 2019, a decrease of $3.4 million or 47% from December 31, 2018. The ratio of our NPAs to total loans and leases and other real estate owned was 0.03% as of June 30, 2019, a decrease of three basis points from December 31, 2018. The decrease in total NPAs was primarily due to a $1.7 million decrease in commercial real estate non-accrual loans, a $0.8 million decrease in residential mortgage non-accrual loans and a $0.8 million decrease in other real estate owned.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2019, residential mortgage non-accrual loans were $3.8 million, a decrease of $0.8 million or 18% from December 31, 2018. As of June 30, 2019, our residential mortgage non-accrual loans were comprised of 25 loans with a weighted average current LTV ratio of 64%.

There were no commercial real estate non-accrual loans as of June 30, 2019, a decrease of 1.7 million or 100% from December 31, 2018. This decrease was attributable to payoffs of four commercial real estate non-accrual loans during the six months ended June 30, 2019.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no other real estate owned as of June 30, 2019.  As of December 31, 2018, other real estate owned was $0.8 million which was comprised of two residential real estate properties.

NPAs continue to remain at relatively low levels due to steady general economic conditions in Hawaii, led by steady tourism and construction industries, low unemployment and a continued strong real estate market. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $5.7 million as of June 30, 2019, a decrease of $0.7 million or 10% as compared to December 31, 2018. Home equity lines that were past due 90 days or more and still accruing interest decreased by $1.2 million during the six months ended June 30, 2019. This was partially offset by an increase of $0.7 million in commercial and industrial loans that were past due 90 days or more and still accruing interest during the six months ended June 30, 2019.

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

Impaired loans were $27.4 million and $30.6 million as of June 30, 2019 and December 31, 2018, respectively. These impaired loans had a related Allowance of $0.5 million as of both June 30, 2019 and December 31, 2018. The decrease in impaired loans during the six months ended June 30, 2019 was primarily due to a net decrease of four commercial real estate loans totaling $1.7 million and a net decrease of two residential mortgage loans totaling $1.1 million, partially offset by a net increase of three commercial and industrial loans totaling $0.8 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of June 30, 2019 and December 31, 2018, we recorded charge-offs of $0.6 million and $0.7 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of June 30, 2019 had been accrued under the original terms, approximately nil and $0.1 million in additional interest income would have been recorded during the three and six months ended June 30, 2019, respectively, compared to $0.2 million and $0.3 million in additional interest income that would have been recorded for the same period in 2018, respectively. Actual interest income recorded on these loans was $0.4 million and $0.9 million, for the three and six months ended June 30, 2019, respectively, compared to $0.5 million and $1.0 million, respectively, for the same periods in 2018.

Loans Modified in a Troubled Debt Restructuring

Table 22 presents information on loans whose terms have been modified in a TDR as of June 30, 2019 and December 31, 2018:

Loans Modified in a Troubled Debt Restructuring		Table 22
	June 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$8,763	$8,445
Commercial real estate	3,726	4,086
Total commercial	12,489	12,531
Residential mortgage	11,709	12,128
Total residential	11,709	12,128
Total	$24,198	$24,659

Loans modified in a TDR were $24.2 million as of June 30, 2019, a decrease of $0.5 million or 2% from December 31, 2018. This decrease was primarily due to paydowns of commercial and industrial loans and commercial real estate loans totaling $0.9 million and pay-offs of two residential mortgage loans of $0.6 million, partially offset by four new commercial and industrial loans modified in a TDR totaling $0.9 million. As of June 30, 2019, $23.5 million or 97% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2019 and December 31, 2018 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 23 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses				Table 23
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$141,546	$138,574	$141,718	$137,253
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(2,000)	—	(2,000)	(475)
Lease financing	—	—	(24)	—
Total Commercial Loans	(2,000)	—	(2,024)	(475)
Residential	—	(34)	—	(34)
Consumer	(7,505)	(6,290)	(16,103)	(12,915)
Total Loans and Leases Charged-Off	(9,505)	(6,324)	(18,127)	(13,424)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	25	39	62	103
Commercial real estate	32	32	63	154
Total Commercial Loans	57	71	125	257
Residential	185	60	435	242
Consumer	2,382	2,200	4,834	4,303
Total Recoveries on Loans and Leases Previously Charged-Off	2,624	2,331	5,394	4,802
Net Loans and Leases Charged-Off	(6,881)	(3,993)	(12,733)	(8,622)
Provision for Loan and Lease Losses	3,870	6,020	9,550	11,970
Balance at End of Period	$138,535	$140,601	$138,535	$140,601
Average Loans and Leases Outstanding	$13,209,655	$12,552,610	$13,142,057	$12,425,351
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.21%	0.13%	0.20%	0.14%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.04%	1.11%	1.04%	1.11%

(1)   Annualized for the three and six months ended June 30, 2019 and 2018.

Tables 24 and 25 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2019 and December 31, 2018:

Allocation of the Allowance by Loan and Lease Category	Table 24
	June 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$31,688	$34,501
Commercial real estate	22,204	19,725
Construction	5,014	5,813
Lease financing	446	432
Total commercial	59,352	60,471
Residential	43,420	44,906
Consumer	33,638	35,813
Unallocated	2,125	528
Total Allowance for Loan and Lease Losses	$138,535	$141,718

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 25
	June 30,		December 31,
	2019		2018
	Allocated	Loan	Allocated	Loan
	Allowance as	category as	Allowance as	category as
	% of loan or	% of total	% of loan or	% of total
	lease category	loans and leases	lease category	loans and leases
Commercial and industrial	1.00%	23.96%	1.08%	24.54%
Commercial real estate	0.70	24.08	0.66	22.87
Construction	0.91	4.14	0.93	4.79
Lease financing	0.27	1.25	0.29	1.13
Total commercial	0.84	53.43	0.87	53.33
Residential	0.96	34.13	1.01	33.96
Consumer	2.04	12.44	2.15	12.71
Total	1.04%	100.00%	1.08%	100.00%

As of June 30, 2019, the Allowance was $138.5 million or 1.04% of total loans and leases outstanding, compared with an Allowance of $141.7 million or 1.08% of total loans and leases outstanding as of December 31, 2018. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a steady Hawaii economy.

Net charge-offs of loans and leases were $6.9 million or 0.21% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2019 compared to $4.0 million or 0.13% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2018. Net charge-offs in our commercial lending portfolio were $1.9 million for the three months ended June 30, 2019, compared to net recoveries of $0.1 million for the three months ended June 30, 2018. The increase in net charge-offs in our commercial lending portfolio was primarily due to the full charge-off of one commercial and industrial loan of $2.0 million. Net recoveries in our residential lending portfolio were $0.2 million and nominal for the three months ended June 30, 2019 and 2018, respectively. Net charge-offs in our consumer lending portfolio were $5.1 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $12.7 million or 0.20% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2019 compared to $8.6 million or 0.14% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2018. Net charge-offs in our commercial lending portfolio were $1.9 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net charge-offs in our commercial lending portfolio was primarily due to the full charge-off of one commercial and industrial loan of $2.0 million. Net recoveries in our residential lending portfolio were $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $11.3 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

As of June 30, 2019, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2018. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both June 30, 2019 and December 31, 2018. Our goodwill originated from the acquisition of BWC by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and six months ended June 30, 2019. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $497.9 million as of June 30, 2019, an increase of $51.5 million or 12% from December 31, 2018. This increase was primarily due to Accounting Standard Update No. 2016-02, Leases (Topic 842), which required the Company to record a right-of-use asset of $50.6 million as part of other assets and a $46.1 million increase in interest rate swap agreements. This was partially offset by a $38.3 million decrease in current tax receivables and deferred tax assets and a $6.5 million decrease in prepaid expenses.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 26 presents the composition of our deposits as of June 30, 2019 and December 31, 2018:

Deposits		Table 26
	June 30,	December 31,
(dollars in thousands)	2019	2018
Demand	$5,763,157	$6,007,941
Savings	4,908,000	4,853,285
Money Market	3,050,843	3,196,678
Time	3,070,078	3,092,164
Total Deposits(1)	$16,792,078	$17,150,068
(1)	Public deposits were $1.6 billion as of both June 30, 2019 and December 31, 2018.

Total deposits were $16.8 billion as of June 30, 2019, a decrease of $358.0 million or 2% from December 31, 2018. The decrease in deposit balances stemmed from a $244.8 million or 4% decrease in demand deposit balances and a $145.8 million or 5% decrease in money market deposit balances.

Short-term and Long-term Borrowings

Short-term borrowings were $200.0 million as of June 30, 2019, an increase of $200.0 million from December 31, 2018. This increase was due to the reclassification of a $200.0 million FHLB fixed-rate advance from long-term borrowings to short-term borrowings as the maturity date for this advance is less than one year. This short-term FHLB fixed-rate advance has an annual interest rate of 2.79% and matures in June 2020.

Table 27 below provides selected information for short-term borrowings for the six months ended June 30, 2019 and 2018:

Short-term borrowings		Table 27
	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Federal funds purchased:
Weighted-average interest rate at June 30,	—%	—%
Highest month-end balance	$110,000	$—
Average outstanding balance	$28,392	$7,492
Weighted-average interest rate paid	1.21%	0.88%
Short-term FHLB fixed-rate advance:
Weighted-average interest rate at June 30,	2.79%	—%
Highest month-end balance	$200,000	$81,800
Average outstanding balance	$3,315	$13,974
Weighted-average interest rate paid	0.47%	0.94%

Long-term borrowings were $400.0 million as of June 30, 2019, a decrease of $200.0 million from December 31, 2018. The Company's long-term borrowings included $400.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.80% and maturity dates ranging from 2020 to 2024.  Long-term borrowings have an original maturity in excess of one year.

As of June 30, 2019, the available remaining borrowing capacity with the FHLB was $1.6 billion. The FHLB fixed rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of June 30, 2019 and December 31, 2018.

Pension and Postretirement Plan Obligations

We have a noncontributory qualified defined benefit pension plan, an unfunded supplemental executive retirement plan, a directors’ retirement plan (a non-qualified pension plan for eligible directors) and a postretirement benefit plan providing life insurance and healthcare benefits that we offer to our directors and employees, as applicable. The noncontributory qualified defined benefit pension plan, the unfunded supplemental executive retirement plan and the directors’ retirement plan are all frozen to new participants. On March 11, 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP. As a result of such amendment, effective July 1, 2019, there are no new accruals of benefits, including service accruals. To calculate annual pension costs, we use the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate.

Pension and postretirement benefit plan obligations, net of pension plan assets, were $121.2 million as of June 30, 2019, an increase of $2.0 million from December 31, 2018. This increase was primarily due to net periodic benefit costs for the six months ended June 30, 2019 of $5.2 million, partially offset by payments of $4.1 million.

See ‘‘Note 17. Benefit Plans’’ contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of June 30, 2019, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $185.9 million to Japan and $158.3 million to Canada. As of December 31, 2018, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $186.3 million to Japan. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both June 30, 2019 and December 31, 2018.

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

Under the Capital Rules, the minimum capital ratios that became effective on January 1, 2015 were as follows:

●	4.5% CET1 capital to risk-weighted assets,
●	6.0% Tier 1 capital (that is, CET1 capital plus Additional Tier 1 capital) to risk-weighted assets,
●	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets, and
●	4.0% Tier 1 capital to average quarterly assets.

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

As of June 30, 2019, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 28 below.

There have been no conditions or events since June 30, 2019 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 28
	June 30,	December 31,
(dollars in thousands)	2019	2018
Stockholders' Equity	$2,659,441	$2,524,839
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(31,984)	(132,195)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,695,933	$1,661,542
Add:
Allowable Reserve for Loan and Lease Losses and Unfunded Commitments	139,135	142,318
Total Capital	$1,835,068	$1,803,860
Risk-Weighted Assets	$14,325,398	$13,884,976

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.84%	11.97%
Tier 1 Capital Ratio	11.84%	11.97%
Total Capital Ratio	12.81%	12.99%
Tier 1 Leverage Ratio	8.75%	8.72%

Total stockholders’ equity was $2.7 billion as of June 30, 2019, an increase of $134.6 million or 5% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the period of $142.4 million and a net change in the fair value of our investment securities of $100.8 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $70.0 million for the six months ended June 30, 2019.

In July 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on September 6, 2019 to shareholders of record at the close of business on August 26, 2019.

Off-Balance Sheet Arrangements and Guarantees

Off-Balance Sheet Arrangements

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of June 30, 2019 and December 31, 2018, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.5 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2019, there was one repurchase of a residential mortgage loan of $0.4 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2019, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2019.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2019, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2018.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2019, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential real estate is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $339,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of June 30, 2019 and December 31, 2018, we did not have material exposures to customers in the oil, gas and energy industries.

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

Market Risk Measurement

We primarily use net interest income simulation analysis to measure and analyze interest rate risk. We run various hypothetical interest rate scenarios on a quarterly basis and compare these results against a measured base case scenario. Our net interest income simulation analysis incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results. These assumptions include: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market rate sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices and (5) varying loan prepayment speeds for different interest rate scenarios. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset liability management strategies to manage our interest rate risk.

Table 29 presents, for the twelve months subsequent to June 30, 2019 and December 31, 2018, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of June 30, 2019 and December 31, 2018 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months		Table 29
	Static Forecast	Static Forecast
	As of June 30, 2019	As of December 31, 2018
Ramp Change in Interest Rates (basis points)
+100	2.8%	2.4%
+50	1.5	1.2
(50)	(1.5)	(1.2)
(100)	(3.3)	(2.5)

Immediate Change in Interest Rates (basis points)
+100	5.8%	5.5%
+50	3.0	2.7
(50)	(3.6)	(2.8)
(100)	(8.3)	(6.2)

The table above shows the effects of a simulation which estimates the effect of a gradual and immediate sustained parallel shift in the yield curve of −100, −50, +50 and +100 basis points in market interest rates over a twelve month period on our net interest income.

Currently, our interest rate profile is such that we project net interest income will benefit modestly from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities.

Under the static balance sheet forecast as of June 30, 2019, our net interest income sensitivity profile is slightly more sensitive as compared to similar forecasts as of December 31, 2018. The higher sensitivity is primarily due to lower market interest rates, which has the effect of higher prepayments of loans and investment securities and reinvestments which occur at lower interest rates. Also contributing to the higher net interest income sensitivity as of June 30, 2019, is lower balances in our interest rate sensitive deposit products.

Projecting deposit activity in a period of historically low interest rates is difficult, and the Company cannot predict how deposits will actually react to shifting rates. The comparisons above provide insight into the potential effects of changes in interest rates on net interest income. The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of such risks.

We also have longer term interest rate risk exposures which may not be appropriately measured by net interest income simulation analysis. We use market value of equity (“MVE”) sensitivity analysis to study the impact of long term cash flows on earnings and capital. MVE involves discounting present values of all cash flows of on-balance sheet and off-balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our MVE. MVE analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base case measurement and its sensitivity to shifts in the yield curve allow management to measure longer term repricing option risk in the balance sheet.

We also analyze the historical sensitivity of our interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. This analysis divides interest bearing assets and liabilities into maturity categories and measures the “gap” between maturing assets and liabilities in each category.

Limitations of Market Risk Measures

The results of our simulation analyses are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposits or if our mix of assets and liabilities otherwise changes. For example, while we maintain relatively high levels of liquidity, a faster than expected withdrawal of deposits out of the bank may cause us to seek higher cost sources of funding. Actual results could also differ from those projected if we experience substantially different prepayment speeds in our loan portfolio than those assumed in the simulation analyses. Finally, these simulation results do not consider all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.

Uncertainty About the Transition from LIBOR as a Reference Rate May Adversely Impact Our Business

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that after December 31, 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. After 2021, there also is uncertainty about the continued availability of LIBOR. If LIBOR ceases to exist or the methodology for the LIBOR calculation changes, financial products with interest rates tied to LIBOR may be adversely affected.

After 2021, if LIBOR remains available it may no longer be considered to be an acceptable market benchmark. There is also uncertainty regarding acceptable  alternatives to LIBOR and the effect of any such changes may have on the pricing for LIBOR-indexed financial instruments. We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR and the interest rates on these instruments, as well as the associated revenue and expenses, may be adversely affected. Failing to adequately manage this transition process with our customers could also adversely impact our reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs	Plans or Programs[2]
April 1, 2019 through April 30, 2019	-	$-	-	$100,000,000
May 1, 2019 through May 31, 2019	855,122	27.14	855,000	76,795,036
June 1, 2019 through June 30, 2019	654,846	25.65	654,846	60,000,017
Total	1,509,968	$26.49	1,509,846
(1)	During the three months ended June 30, 2019, 122 shares were acquired from employees to satisfy income tax withholding requirements in connection with vested restricted stock units.

(2)	The share repurchase program was announced in March 2019 for purchases of up to $100 million during 2019. The timing and amount of future purchases will be subject to various internal and external factors.

ITEM 5. OTHER INFORMATION

On July 23, 2019, Mr. Eric Yeaman, President and Chief Operating Officer of the Company and the Bank, informed the Company that he is resigning from his positions with the Company and the Bank and will cease serving as a director on the board of directors of the Bank, in each case effective August 12, 2019.  Effective August 12, 2019, Mr. Robert S. Harrison, currently the Chairman and Chief Executive Officer of the Company and the Bank, will become Chairman, President and Chief Executive Officer of the Company and the Bank.  Information with respect to Mr. Harrison’s age, positions and offices held with the Company and the Bank and business experience is incorporated herein by reference to the section captioned “Directors and Executive Officers” in the Company’s definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 25, 2019.

Mr. Yeaman will be entitled to payments and benefits pursuant to the terms of the Bank’s Executive Change-in-Control Retention Plan (the “Plan”) in an amount reflecting Mr. Yeaman’s election to be bound by the one-year non-competition and employee and customer non-solicitation provisions thereunder, consistent with the description of the Plan in the Company’s Proxy Statement filed with the SEC on March 25, 2019 under the caption “Potential Payments upon Termination or Change in Control.”

The information set forth above is included herein for the purpose of providing the disclosure required under "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" of Form 8-K.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2019		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)